Form 10-Q
period 2019-12-31
GOLUB CAPITAL BDC, Inc.
filed 2020-02-10
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-00794

Golub Capital BDC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2326940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 25th Floor
New York, NY 10166
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

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

As of February 7, 2020, the Registrant had 133,805,764 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2019	September 30, 2019
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,298,109	$4,156,713
Non-controlled affiliate company investments	12,089	12,575
Controlled affiliate company investments	138,118	123,644
Total investments, at fair value (amortized cost of $4,530,938 and $4,391,770, respectively)	4,448,316	4,292,932
Cash and cash equivalents	18,914	6,463
Foreign currencies (cost of $512 and $54, respectively)	512	54
Restricted cash and cash equivalents	112,353	76,370
Restricted foreign currencies (cost of $1,444 and $1,321, respectively)	1,444	1,321
Cash collateral held at broker for forward currency contracts	1,200	600
Interest receivable	14,507	16,790
Other assets	223	333
Total Assets	$4,597,469	$4,394,863
Liabilities
Debt	$2,264,823	$2,124,392
Less unamortized debt issuance costs	5,430	4,939
Debt less unamortized debt issuance costs	2,259,393	2,119,453
Other short-term borrowings (proceeds of $64,769 and $0, respectively)	65,833	—
Unrealized depreciation on forward currency contracts	1,365	115
Interest payable	17,324	13,380
Management and incentive fees payable	20,896	12,884
Accounts payable and other liabilities	3,561	25,970
Accrued trustee fees	15	207
Total Liabilities	2,368,387	2,172,009
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2019 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 133,805,764 and 132,658,200 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	134	133
Paid in capital in excess of par	2,330,806	2,310,610
Distributable earnings	(101,858)	(87,889)
Total Net Assets	2,229,082	2,222,854
Total Liabilities and Total Net Assets	$4,597,469	$4,394,863
Number of common shares outstanding	133,805,764	132,658,200
Net asset value per common share	$16.66	$16.76

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2019	2018

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$75,859	$38,677
Dividend income	34	39
Fee income	215	522
Total investment income from non-controlled/non-affiliate company investments	76,108	39,238
From non-controlled affiliate company investments:
Interest income	244	173
From controlled affiliate company investments:
Interest income	350	—
Dividend income	1,905	—
Total investment income from controlled affiliate company investments	2,255	—
Total investment income	78,607	39,411
Expenses
Interest and other debt financing expenses	22,278	9,784
Base management fee	15,206	6,439
Incentive fee	5,904	1,983
Professional fees	939	588
Administrative service fee	1,402	699
General and administrative expenses	147	101
Total expenses	45,876	19,594
Net investment income	32,731	19,817
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	2,656	(1,948)
Foreign currency transactions	(155)	(30)
Net realized gain (loss) on investment transactions	2,501	(1,978)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	17,472	261
Non-controlled affiliate company investments	(427)	82
Controlled affiliate company investments	(829)	106
Translation of assets and liabilities in foreign currencies	(3,150)	151
Forward currency contracts	(1,250)	—
Net change in unrealized appreciation (depreciation) on investment transactions	11,816	600
Net gain (loss) on investment transactions	14,317	(1,378)
Net increase (decrease) in net assets resulting from operations	$47,048	$18,439
Per Common Share Data
Basic and diluted earnings (deficit) per common share	$0.35	$0.31
Dividends and distributions declared per common share	$0.46	$0.44
Basic and diluted weighted average common shares outstanding	132,683,147	60,176,619

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	968,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	19,817	19,817
Net realized gain (loss) on investment transactions	—	—	—	(1,978)	(1,978)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	600	600
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	256,785	—	4,134	—	4,134
Distributions from distributable earnings	—	—	—	(26,473)	(26,473)
Total increase (decrease) for the period ended December 31, 2018	256,785	—	4,134	(8,034)	(3,900)
Balance at December 31, 2018	60,422,239	$60	$953,681	$11,213	$964,954
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	32,731	32,731
Net realized gain (loss) on investment transactions	—	—	—	2,501	2,501
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	11,816	11,816
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,147,564	1	20,196	—	20,197
Distributions from distributable earnings	—	—	—	(61,017)	(61,017)
Total increase (decrease) for the period ended December 31, 2019	1,147,564	1	20,196	(13,969)	6,228
Balance at December 31, 2019	133,805,764	$134	$2,330,806	$(101,858)	$2,229,082

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	47,048	18,439
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	571	669
Accretion of discounts and amortization of premiums	7,869	(1,953)
Net realized (gain) loss on investments	(2,656)	1,948
Net change in unrealized (appreciation) depreciation on investments	(16,216)	(449)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,180	(151)
Net change in unrealized (appreciation) depreciation on forward currency contracts	1,250	—
Proceeds from (fundings of) revolving loans, net	(239)	(2,531)
Fundings of investments	(296,814)	(195,731)
Proceeds from principal payments and sales of portfolio investments	154,305	63,621
PIK interest	(1,633)	(543)
Changes in operating assets and liabilities:
Interest receivable	2,283	315
Cash collateral held at broker for forward currency contracts	(600)	—
Other assets	110	(932)
Interest payable	3,944	2,993
Management and incentive fees payable	8,012	(2,177)
Accounts payable and other liabilities	(22,409)	387
Accrued trustee fees	(192)	(4)
Net cash (used in) provided by operating activities	(112,187)	(116,099)
Cash flows from financing activities
Borrowings on debt	332,261	782,122
Repayments of debt	(193,946)	(655,872)
Capitalized debt issuance costs	(1,062)	(1,531)
Proceeds from other short-term borrowings	64,769	21,719
Distributions paid	(40,820)	(22,339)
Net cash provided by (used in) financing activities	161,202	124,099
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	49,015	8,000
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	84,208	45,705
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$133,223	$53,705
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,763	$6,121
Distributions declared during the period	61,017	26,473
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	20,197	4,134

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2019	2018
Cash and cash equivalents	$18,914	$12,706
Foreign currencies (cost of $512 and $296, respectively)	512	296
Restricted cash and cash equivalents	112,353	40,703
Restricted foreign currencies (cost of $1,444 and $0, respectively)	1,444	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$133,223	$53,705
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#+!~	Senior loan	L + 4.75%	(a)	6.55%	12/2023	$6,600	$6,568	0.3%	$6,600
NTS Technical Systems^*#+!~	One stop	L + 6.25%	(a)	7.94%	06/2021	25,584	25,550	1.1	25,584
NTS Technical Systems#+!~	One stop	L + 6.25%	(a)	7.94%	06/2021	4,199	4,192	0.2	4,199
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(34)	—	—
Tronair Parent, Inc.^+	Senior loan	L + 4.75%	(c)	6.93%	09/2023	726	717	—	681
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	6.68%	09/2021	160	158	—	148
Whitcraft LLC^*+	One stop	L + 5.50%	(c)	7.44%	04/2023	41,993	42,925	1.9	41,993
Whitcraft LLC	One stop	L + 5.50%	(c)	7.44%	04/2023	8,280	8,210	0.4	8,280
Whitcraft LLC	One stop	L + 5.50%	(c)	7.44%	04/2023	4,527	4,524	0.2	4,527
Whitcraft LLC+	One stop	L + 5.50%	(c)	7.44%	04/2023	1,000	990	0.1	1,000
Whitcraft LLC	One stop	P + 4.50%	(f)	9.25%	04/2023	70	69	—	70
						93,139	93,869	4.2	93,082
Automobile
Dent Wizard International Corporation#+!~	Senior loan	L + 4.00%	(a)	5.80%	04/2022	12,307	12,452	0.6	12,307
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	6.80%	11/2022	7,814	7,904	0.3	7,735
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	6.80%	11/2022	2,388	2,480	0.1	2,364
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	6.80%	11/2022	1,212	1,260	0.1	1,200
Grease Monkey International, LLC#+!~	Senior loan	L + 5.00%	(a)	6.80%	11/2022	1,097	1,138	0.1	1,086
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	6.80%	11/2022	685	688	—	675
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	6.80%	11/2022	110	111	—	108
JHCC Holdings LLC	One stop	L + 5.50%	(a)	7.21%	09/2025	15,749	15,450	0.7	15,749
JHCC Holdings LLC	One stop	P + 4.50%	(f)	9.25%	09/2025	36	35	—	36
JHCC Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(3)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(a)	7.05%	06/2022	5,171	5,282	0.2	5,015
Polk Acquisition Corp.	Senior loan	L + 5.25%	(a)(f)	7.09%	06/2022	32	31	—	30
Power Stop, LLC#+!~	Senior loan	L + 4.50%	(c)	6.44%	10/2025	2,864	2,925	0.1	2,864
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.30%	04/2023	13,184	13,303	0.6	13,184
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.25%	04/2023	2,379	2,355	0.1	2,379
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(a)	8.30%	04/2023	2,078	2,158	0.1	2,078
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(a)	8.30%	04/2023	1,389	1,442	0.1	1,389
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.19%	04/2023	281	351	—	281
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.30%	04/2023	80	82	—	80
						68,856	69,444	3.1	68,560
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.+	One stop	L + 6.50%	(c)	8.41%	04/2021	9,983	10,041	0.5	9,983
Abita Brewing Co., L.L.C.(5)	One stop	L + 6.50%		N/A(6)	04/2021	—	(1)	—	—
BJH Holdings III Corp.#+!~	One stop	L + 5.75%	(a)	7.55%	08/2025	46,284	47,818	2.1	46,284
BJH Holdings III Corp.	One stop	L + 5.75%	(a)	7.55%	08/2025	360	352	—	360
C. J. Foods, Inc.^*	One stop	L + 6.25%	(c)	8.19%	05/2020	29,104	29,645	1.3	29,104
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.19%	05/2020	2,201	2,243	0.1	2,201
C. J. Foods, Inc.	One stop	L + 6.25%		N/A(6)	05/2020	—	27	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	7.55%	09/2023	$18,754	$19,000	0.9%	$18,754
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.55%	09/2023	2,265	2,355	0.1	2,265
Cafe Rio Holding, Inc.*	One stop	L + 5.75%	(a)	7.55%	09/2023	1,438	1,495	0.1	1,438
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.55%	09/2023	1,269	1,320	0.1	1,269
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.55%	09/2023	334	331	—	334
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.55%	09/2023	182	182	—	182
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	9.50%	09/2023	50	50	—	50
Fintech Midco, LLC*	One stop	L + 5.00%	(a)	6.80%	08/2024	24,598	25,009	1.1	24,598
Fintech Midco, LLC	One stop	L + 5.00%	(a)	6.80%	08/2024	1,139	1,185	0.1	1,139
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Flavor Producers, LLC#!~	Senior loan	L + 4.75%	(c)	6.71%	12/2023	5,019	4,898	0.2	4,617
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.68%	12/2022	30	25	—	20
FWR Holding Corporation^	One stop	L + 5.50%	(a)	7.29%	08/2023	9,179	9,302	0.4	9,179
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.29%	08/2023	1,834	1,907	0.1	1,834
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.29%	08/2023	1,160	1,205	0.1	1,160
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.29%	08/2023	368	379	—	368
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.29%	08/2023	275	283	—	275
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.29%	08/2023	114	113	—	114
FWR Holding Corporation	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
FWR Holding Corporation(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	(1)	—	—
Global ID Corporation*#+!~	One stop	L + 6.50%	(c)	8.44%	11/2021	14,359	14,538	0.7	14,359
Global ID Corporation*	One stop	L + 6.50%	(c)	8.44%	11/2021	819	848	—	819
Global ID Corporation	One stop	L + 6.50%	(c)	8.44%	11/2021	716	741	—	716
Global ID Corporation	One stop	L + 6.50%	(c)	8.44%	11/2021	492	509	—	492
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.80% cash/7.50% PIK	06/2023	780	810	—	772
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.80% cash/7.50% PIK	06/2023	613	637	—	607
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.80% cash/7.50% PIK	06/2023	602	598	—	596
Mendocino Farms, LLC	One stop	L + 1.00%	(a)	2.79% cash/7.50% PIK	06/2023	296	294	—	293
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	—	—	(4)
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(3)	—	(4)
Mid-America Pet Food, L.L.C.^*	One stop	L + 5.50%	(a)	7.30%	12/2021	22,457	22,881	1.0	22,457
Mid-America Pet Food, L.L.C.	One stop	L + 5.50%		N/A(6)	12/2021	—	—	—	—
NBC Intermediate, LLC#+!~	Senior loan	L + 4.25%	(a)(c)	6.24%	09/2023	2,359	2,393	0.1	2,359
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,309	2,343	0.1	2,309
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,024	2,011	0.1	2,024
NBC Intermediate, LLC+	Senior loan	L + 4.25%	(a)	6.05%	09/2023	1,000	990	0.1	1,000
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%	(a)	7.30%	05/2021	16,151	16,387	0.7	16,151
Purfoods, LLC	One stop	L + 5.50%	(a)	7.30%	05/2021	541	559	—	541
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	390	404	—	390
Purfoods, LLC#!~	One stop	L + 5.50%	(a)	7.30%	05/2021	295	305	—	295

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Purfoods, LLC#!~	One stop	L + 5.50%	(a)	7.30%	05/2021	$295	$305	—%	$295
Purfoods, LLC*	One stop	L + 5.50%	(a)	7.30%	05/2021	294	303	—	294
Purfoods, LLC	One stop	L + 5.50%	(a)	7.30%	05/2021	253	256	—	253
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	241	246	—	241
Purfoods, LLC	One stop	L + 5.50%	(a)	7.24%	05/2021	150	151	—	150
Purfoods, LLC	One stop	L + 5.50%	(a)	7.30%	05/2021	148	153	—	148
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	48	47	—	48
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(a)	7.30%	05/2021	20	20	—	20
Rubio's Restaurants, Inc.^*	Senior loan	L + 11.50%	(c)	9.46% cash/4.00% PIK	04/2021	11,390	11,212	0.5	11,497
Rubio's Restaurants, Inc.	Senior loan	L + 11.50%	(a)(f)	9.93% cash/4.00% PIK	04/2021	160	157	—	162
SSRG Holdings, LLC	One stop	L + 5.25%	(a)	7.05%	11/2025	925	907	—	916
SSRG Holdings, LLC	One stop	L + 5.25%	(a)	7.05%	11/2025	35	34	—	34
Wood Fired Holding Corp.*	One stop	L + 5.75%	(d)	7.67%	12/2023	14,108	14,364	0.6	14,108
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
						250,342	254,692	11.1	249,998
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^+	Senior loan	L + 4.75%	(a)	6.55%	05/2021	2,102	2,127	0.1	2,102

Buildings and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(b)(c)	6.91%	08/2020	26,097	26,243	1.2	26,097
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(2)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.30%	03/2024	1,013	1,052	0.1	1,013
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	6.30%	03/2024	921	937	—	921
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.30%	03/2024	442	459	—	442
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	6.30%	03/2024	281	286	—	281
MRI Software LLC^	One stop	L + 5.75%	(a)	7.55%	06/2023	41,789	42,186	1.9	41,789
MRI Software LLC^*+	One stop	L + 5.75%	(a)	7.55%	06/2023	30,613	31,240	1.4	30,613
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.55%	06/2023	7,582	7,798	0.3	7,582
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.55%	06/2023	6,544	6,805	0.3	6,544
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.55%	06/2023	4,592	4,769	0.2	4,592
MRI Software LLC^	One stop	L + 5.75%	(a)	7.55%	06/2023	3,223	3,352	0.1	3,223
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.55%	06/2023	2,063	2,146	0.1	2,063
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	1,494	1,491	0.1	1,494
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	1,204	1,250	0.1	1,204
MRI Software LLC+	One stop	L + 5.75%	(a)	7.55%	06/2023	906	897	—	906
MRI Software LLC^	One stop	L + 5.75%	(a)	7.55%	06/2023	694	706	—	694
MRI Software LLC*	One stop	L + 5.75%	(a)	7.55%	06/2023	292	289	—	292

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Buildings and Real Estate - (continued)
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.55%	06/2023	$291	$289	—%	$291
MRI Software LLC*	One stop	L + 5.75%	(a)	7.55%	06/2023	192	190	—	192
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.55%	06/2023	96	96	—	96
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
MRI Software LLC	One stop	L + 5.75%		N/A(6)	06/2023	—	—	—	—
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	8.16%	05/2022	1,654	1,186	0.1	1,036
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%		N/A(6)	05/2022	—	(64)	—	(85)
						131,983	133,599	5.9	131,280
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(a)	7.55%	02/2020	3,298	3,308	0.1	3,298
Flexan, LLC^	One stop	L + 5.75%	(a)	7.55%	02/2020	1,552	1,557	0.1	1,552
Flexan, LLC	One stop	P + 4.50%	(f)	9.25%	02/2020	12	13	—	12
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.60%	07/2024	12,799	12,941	0.6	12,799
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.60%	07/2024	853	887	—	853
Inhance Technologies Holdings LLC	One stop	P + 4.50%	(f)	9.25%	07/2024	140	140	—	140
						18,654	18,846	0.8	18,654
Containers, Packaging and Glass
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.80%	11/2025	847	839	—	838
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.80%	11/2025	153	152	—	151
						1,000	991	—	989
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc. #+!~	Senior loan	L + 4.50%	(c)(f)	6.44%	04/2026	13,116	13,448	0.6	13,116
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.44%	04/2026	597	617	—	597
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.44%	04/2024	88	86	—	88
Chase Industries, Inc.#+!~	Senior loan	L + 5.50%	(c)	5.94% cash/1.50% PIK	05/2025	12,100	12,241	0.5	11,616
Chase Industries, Inc.	Senior loan	L + 5.50%	(c)	5.94% cash/1.50% PIK	05/2025	989	1,029	—	950
Chase Industries, Inc.	Senior loan	L + 5.50%	(c)	5.94% cash/1.50% PIK	05/2023	226	230	—	214
Inventus Power, Inc.^*+	One stop	L + 6.50%	(a)	8.30%	04/2021	14,449	13,882	0.6	14,160
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.29%	04/2021	555	525	—	539
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#+!~	Senior loan	L + 4.00%	(a)	5.80%	07/2025	13,667	13,926	0.6	13,667
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	6.93%	08/2022	3,301	3,310	0.1	3,152
Protective Industrial Products, Inc.+	Senior loan	L + 4.50%	(a)	6.30%	01/2024	1,000	990	—	990
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.10%	07/2022	27,225	27,534	1.2	27,225
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.10%	07/2022	2,360	2,443	0.1	2,360
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,732	1,798	0.1	1,732
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,557	1,616	0.1	1,557
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,281	1,325	0.1	1,281
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,102	1,140	0.1	1,102
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.10%	07/2022	502	520	—	502
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.05%	03/2025	15,684	15,850	0.7	15,684
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.05%	03/2025	1,817	1,889	0.1	1,817
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	1,764	1,830	0.1	1,764

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.05%	03/2025	$1,719	$1,788	0.1%	$1,719
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.05%	03/2025	1,661	1,697	0.1	1,661
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(a)	8.05%	03/2025	1,600	1,664	0.1	1,600
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	1,493	1,548	0.1	1,493
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.05%	03/2025	1,222	1,243	0.1	1,222
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	673	699	—	673
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	65	67	—	65
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.95%	03/2024	60	58	—	60
Togetherwork Holdings, LLC#!~	One stop	L + 6.25%	(a)	8.05%	03/2025	60	62	—	60
						123,665	125,055	5.5	122,666
Diversified/Conglomerate Service
3ES Innovation, Inc.#+!~(8)(12)	One stop	L + 5.75%	(c)(d)	7.81%	05/2025	13,865	14,148	0.6	13,865
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Accela, Inc.*	One stop	L + 4.89%	(a)	5.04% cash/1.64% PIK	09/2023	4,421	4,421	0.2	4,421
Accela, Inc.	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	—
Acquia, Inc.#!~	One stop	L + 7.00%	(c)	8.91%	10/2025	7,118	7,048	0.3	7,047
Acquia, Inc.(5)	One stop	L + 7.00%		N/A(6)	10/2025	—	(1)	—	(1)
Agility Recovery Solutions Inc.^*	One stop	L + 6.00%	(e)	8.02%	03/2023	22,649	22,804	1.0	22,649
Agility Recovery Solutions Inc.(5)	One stop	L + 6.00%		N/A(6)	03/2023	—	(4)	—	—
Apptio, Inc. #!~	One stop	L + 7.25%	(a)	8.96%	01/2025	57,009	57,846	2.6	57,009
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.#+!~	Senior loan	L + 4.75%	(a)(f)	6.55%	04/2026	3,894	3,936	0.2	3,894
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	7.80%	04/2025	10,907	11,096	0.5	10,907
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	7.80%	04/2025	86	85	—	86
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	—
Aurora Lux Finco S.A.R.L.(8)(13)	One stop	L + 6.00%	(c)	7.93%	12/2026	1,000	975	—	975
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.66%	11/2024	9,888	10,048	0.4	9,888
AutoQuotes, LLC	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#!~	One stop	L + 5.25%	(c)	7.26%	04/2026	5,891	5,952	0.3	5,891
Axiom Merger Sub Inc.#+!~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,428	2,453	0.1	2,441
Axiom Merger Sub Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(3)	—	—
Bazaarvoice, Inc.*#+!~	One stop	L + 5.75%	(a)	7.55%	02/2024	48,492	49,402	2.2	48,492
Bazaarvoice, Inc.(5)	One stop	L + 0.00%		N/A(6)	02/2024	—	(3)	—	—
Bearcat Buyer, Inc.#+!~	Senior loan	L + 4.25%	(c)	6.19%	07/2026	2,950	2,975	0.1	2,950
Bearcat Buyer, Inc.#!~	Senior loan	L + 4.25%	(c)	6.19%	07/2026	312	309	—	312
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.19%	07/2026	166	167	—	166
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.#+!~(14)	One stop	L + 5.50%	(c)	7.44%	10/2025	67,812	66,836	3.0	67,812
Bullhorn, Inc.(8)(9)(14)	One stop	L + 6.00%	(i)	6.79%	10/2025	12,099	11,926	0.6	13,039
Bullhorn, Inc.(8)(9)(14)	One stop	E + 5.75%	(c)	5.75%	10/2025	4,859	4,789	0.2	4,983
Bullhorn, Inc.	One stop	L + 7.46%	(c)	7.46%	10/2025	78	73	—	78
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Bullhorn, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2025	$—	$(3)	—%	$—
Calabrio, Inc. #!~	One stop	L + 6.50%	(c)	8.44%	06/2025	9,880	10,050	0.4	9,880
Calabrio, Inc.	One stop	L + 6.50%	(a)	8.28%	06/2025	120	120	—	120
Caliper Software, Inc.#!~	One stop	L + 6.00%	(c)	7.94%	11/2025	26,071	26,609	1.2	26,071
Caliper Software, Inc.	One stop	L + 6.00%	(c)	7.95%	11/2023	318	320	—	318
Centrify Corporation*	One stop	L + 6.25%	(c)	8.20%	08/2024	23,315	23,361	1.0	22,616
Centrify Corporation	One stop	P + 5.25%	(f)	10.00%	08/2024	300	300	—	292
Clearwater Analytics, LLC^*	One stop	L + 5.50%	(d)	7.70%	09/2022	16,458	16,453	0.7	16,458
Clearwater Analytics, LLC+	One stop	L + 5.50%	(c)	7.72%	09/2022	6,086	6,126	0.3	6,086
Clearwater Analytics, LLC+	One stop	L + 5.50%	(a)	7.20%	09/2022	998	978	0.1	998
Clearwater Analytics, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(4)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.19% cash/0.50% PIK	05/2023	4,198	4,242	0.2	4,198
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.19% cash/0.50% PIK	08/2021	1,463	1,480	0.1	1,463
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.#+!~	One stop	L + 5.75%	(a)	7.55%	03/2024	45,346	45,056	2.0	44,892
Confluence Technologies, Inc.(5)	One stop	L + 5.75%		N/A(6)	03/2024	—	(1)	—	(3)
Connexin Software, Inc.#!~	One stop	L + 8.50%	(a)	10.30%	02/2024	7,550	7,632	0.3	7,550
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC#+!~	One stop	L + 5.25%	(a)	7.05%	12/2024	3,784	3,856	0.2	3,784
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	2,754	2,671	0.1	2,713
Convercent, Inc.	Subordinated debt	N/A		4.00%	11/2020	138	138	—	138
Convercent, Inc.	One stop	L + 6.25%		N/A(6)	12/2024	—	—	—	—
Convercent, Inc.	One stop	L + 6.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation^*	One stop	L + 4.75%	(a)	6.55%	09/2023	22,117	22,413	1.0	22,117
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	8.60% cash/3.00% PIK	06/2023	8,535	8,895	0.4	8,938
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	8	6	—	8
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.	One stop	L + 6.50%		N/A(6)	06/2023	—	17	—	21
DISA Holdings Acquisition Subsidiary Corp.#+!~	Senior loan	L + 4.00%	(c)	5.77%	06/2022	5,129	5,238	0.2	5,129
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	4	—	—
E2open, LLC*#+!~	One stop	L + 5.75%	(c)	7.66%	11/2024	86,555	87,574	3.9	86,555
E2open, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(6)	—	—
EGD Security Systems, LLC^*	One stop	L + 5.75%	(c)	7.78%	06/2023	30,092	30,554	1.3	30,092
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	7.81%	06/2023	644	668	—	644
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	7.79%	06/2023	347	345	—	347
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	7.67%	06/2023	36	34	—	36
GS Acquisitionco, Inc.*#+!~	One stop	L + 5.75%	(a)	7.55%	05/2024	54,425	54,897	2.4	54,425
GS Acquisitionco, Inc.*	One stop	L + 5.75%	(a)	7.55%	05/2024	12,854	13,215	0.6	12,854
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.55%	05/2024	3,312	3,406	0.1	3,312
GS Acquisitionco, Inc.#+!~	One stop	L + 5.75%	(a)	7.55%	05/2024	3,055	3,142	0.1	3,055
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.55%	05/2024	1,918	1,973	0.1	1,918

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.55%	05/2024	$170	$166	—%	$170
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.55%	05/2024	11	10	—	11
HealthcareSource HR, Inc.*	One stop	L + 5.25%	(c)	7.19%	05/2023	34,006	34,122	1.5	34,006
HealthcareSource HR, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2023	—	(2)	—	—
HSI Halo Acquisition, Inc.#+!~	One stop	L + 5.75%	(a)	7.55%	08/2026	4,123	4,175	0.2	4,123
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	7.54%	08/2026	305	300	—	305
HSI Halo Acquisition, Inc.	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
Hydraulic Authority III Limited#!~(8)(9)(10)	One stop	L + 6.00%	(h)(j)	7.00%	11/2025	12,371	12,608	0.6	13,022
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	199	203	—	209
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(a)	7.00%	11/2025	12	13	—	14
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.29%	09/2024	14,355	14,585	0.6	14,355
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.29%	09/2024	4,501	4,590	0.2	4,501
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.*#+!~	Senior loan	L + 4.00%	(c)	5.94%	10/2023	9,387	9,614	0.4	9,387
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infinisource, Inc.#+!~	One stop	L + 4.75%	(c)	6.69%	10/2026	29,402	28,921	1.3	29,108
Infinisource, Inc.(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	(2)
Infinisource, Inc.(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(4)	—	(4)
Infogix, Inc.*	One stop	L + 6.50%	(c)	8.44%	04/2024	7,233	7,391	0.3	7,089
Infogix, Inc.*+	One stop	L + 6.50%	(c)	8.44%	04/2024	1,115	1,136	0.1	1,094
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	34	35	—	34
Integral Ad Science, Inc.#!~	One stop	L + 7.25%	(a)	7.80% cash/1.25% PIK	07/2024	14,798	15,039	0.7	14,798
Integral Ad Science, Inc.#!~	One stop	L + 7.25%	(a)(c)	7.80% cash/1.25% PIK	07/2024	934	916	—	934
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(4)
Integration Appliance, Inc.^*#!~	One stop	L + 7.25%	(c)	9.43%	08/2023	68,335	69,320	3.1	68,335
Integration Appliance, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2023	—	(5)	—	—
Internet Truckstop Group LLC*	One stop	L + 5.00%	(c)	6.95%	04/2025	22,759	23,433	1.0	22,759
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	5.15% cash/3.25% PIK	02/2024	6,355	6,401	0.3	6,355
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(1)	—	—
JAMF Holdings, Inc.#!~	One stop	L + 7.00%	(c)	0.0891	11/2022	13,559	13,786	0.6	13,559
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	8.80%	11/2022	12	12	—	12
Kareo, Inc.	One stop	L + 9.00%	(a)	10.80%	06/2022	10,273	10,436	0.5	10,352
Kareo, Inc.	One stop	L + 9.00%	(a)	10.80%	06/2022	941	961	—	949
Kareo, Inc.	One stop	L + 9.00%	(a)	10.80%	06/2022	753	770	—	759
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Kaseya Traverse Inc#!~	One stop	L + 6.50%	(c)(d)	7.72% cash/1.00% PIK	05/2025	33,234	34,377	1.5	33,234
Kaseya Traverse Inc	One stop	L + 6.50%	(c)(d)	7.69% cash/1.00% PIK	05/2025	499	519	—	499
Kaseya Traverse Inc	One stop	L + 6.50%	(a)(c)	8.45%	05/2025	104	103	—	104
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.40%	03/2025	2,559	2,622	0.1	2,559
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.45%	03/2025	166	165	—	166
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.09%	03/2025	32	33	—	32

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Litera Bidco LLC#+!~	One stop	L + 5.75%	(c)	7.70%	05/2026	$3,379	$3,410	0.2%	$3,379
Litera Bidco LLC	One stop	L + 5.75%	(c)	7.70%	05/2026	705	733	—	705
Litera Bidco LLC	One stop	L + 5.75%	(c)	7.70%	05/2026	705	734	—	705
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(c)	8.19%	04/2023	39,768	40,050	1.7	38,971
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.19%	04/2023	3,207	3,276	0.1	3,143
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.22%	04/2023	68	65	—	62
MetricStream, Inc.	One stop	L + 7.00%	(c)	9.00%	05/2024	9,131	9,227	0.4	9,194
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	2
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	11	—	14
Mindbody, Inc.#!~	One stop	L + 7.00%	(a)	8.79%	02/2025	48,351	49,273	2.2	48,351
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC+	Senior loan	L + 4.00%	(b)	5.85%	12/2022	1,456	1,479	0.1	1,456
Ministry Brands, LLC+	Senior loan	L + 4.00%	(b)	5.85%	12/2022	833	846	—	833
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.85%	12/2022	380	394	—	380
Namely, Inc.#!~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,546	3,587	0.2	3,546
Namely, Inc.	One stop	L + 6.25%	(c)	8.25%	06/2024	2,020	2,004	0.1	2,020
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.44%	12/2023	8,619	8,745	0.4	8,619
Net Health Acquisition Corp.#+!~	One stop	L + 5.50%	(c)	7.44%	12/2023	6,897	7,044	0.3	6,897
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.44%	12/2023	1,204	1,222	0.1	1,204
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	—
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2021	—	(4)	—	(2)
Nextech Holdings, LLC#+!~	One stop	L + 5.50%	(a)	7.30%	06/2025	4,043	4,119	0.2	4,043
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(22)	—	—
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	7.83%	11/2023	9,450	9,565	0.4	9,355
Nexus Brands Group, Inc.#+!~(8)(9)	One stop	N/A		7.00%	11/2023	7,199	7,346	0.3	7,597
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	7.80%	11/2023	2,001	2,081	0.1	1,981
Nexus Brands Group, Inc.#!~	One stop	L + 6.00%	(a)	7.80%	11/2023	1,447	1,505	0.1	1,434
Nexus Brands Group, Inc.#!~	One stop	L + 6.00%	(b)	7.84%	11/2023	771	764	—	763
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	7.79%	11/2023	30	32	—	28
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	(2)
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	(1)
Nexus Brands Group, Inc.(8)(9)	One stop	N/A		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	N/A		N/A(6)	11/2023	—	(1)	—	—
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	P + 6.75%	(f)	9.75% cash/1.75% PIK	10/2024	2,112	2,091	0.1	2,185
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	3
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Personify, Inc.*+	One stop	L + 5.75%	(c)	7.69%	09/2024	15,575	15,878	0.7	15,575
Personify, Inc.	One stop	L + 5.75%	(c)	7.69%	09/2024	40	40	—	40
PlanSource Holdings, Inc. #!~	One stop	L + 6.25%	(c)	8.15%	04/2025	11,416	11,563	0.5	11,416
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC#+!~	One stop	L + 5.75%	(c)	7.70%	05/2026	11,583	11,822	0.5	11,583

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	$—	$(1)	—%	$—
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	19,998	20,232	0.9	19,998
Property Brands, Inc.*	One stop	L + 6.00%	(a)	7.80%	01/2024	6,703	6,836	0.3	6,703
Property Brands, Inc.^#!~	One stop	L + 6.00%	(a)	7.80%	01/2024	3,268	3,396	0.1	3,268
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	1,435	1,490	0.1	1,435
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	1,214	1,260	0.1	1,214
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	1,197	1,245	0.1	1,197
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	506	524	—	506
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4)	—	—
PT Intermediate Holdings III, LLC#+!~	One stop	L + 5.50%	(c)	7.44%	10/2025	30,000	29,538	1.3	30,000
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(a)	6.80%	06/2025	15,394	15,413	0.7	15,239
Qgenda Intermediate Holdings, LLC#!~	One stop	L + 5.00%	(a)	6.80%	06/2025	1,000	990	—	990
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2025	—	(2)	—	(2)
Recordxtechnologies, LLC+	One stop	L + 5.50%	(a)	7.29%	12/2025	749	740	—	742
Recordxtechnologies, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(1)	—	(1)
Recordxtechnologies, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(2)	—	(2)
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	6.05%	12/2024	11,503	11,498	0.5	11,503
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.01%	12/2024	52	52	—	52
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(5)	—	—
Saba Software, Inc.^*#+!~	Senior loan	L + 4.50%	(a)	6.30%	05/2023	49,058	50,019	2.2	49,058
Saba Software, Inc.#+!~	Senior loan	L + 4.50%	(a)	6.30%	05/2023	10,982	11,102	0.5	10,982
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(b)	5.11% cash/5.50% PIK	09/2024	5,734	5,654	0.3	5,734
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.	One stop	L + 6.75%	(a)	8.51%	12/2025	851	842	—	842
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(3)	—	(1)
Telesoft Holdings LLC#!~	One stop	L + 5.75%	(c)	7.69%	12/2025	909	889	—	900
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	(1)
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	6.30%	12/2024	3,544	3,612	0.2	3,544
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Transact Holdings, Inc.#+!~	Senior loan	L + 4.75%	(a)	6.55%	04/2026	3,102	3,151	0.1	3,090
Transaction Data Systems, Inc.*#+!~	One stop	L + 5.25%	(a)	7.05%	06/2021	84,117	85,773	3.8	84,117
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.05%	06/2021	160	162	—	160
Trintech, Inc.^*	One stop	L + 6.00%	(c)	7.93%	12/2023	22,571	22,988	1.0	22,571
Trintech, Inc.^	One stop	L + 6.00%	(c)	7.93%	12/2023	9,359	9,586	0.4	9,359
Trintech, Inc.	One stop	L + 6.00%	(c)	7.93%	12/2023	80	82	—	80
True Commerce, Inc.^#+!~	One stop	L + 5.75%	(c)	7.69%	11/2023	15,390	15,715	0.7	15,390
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	7.69%	11/2023	2,595	2,707	0.1	2,768
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	7.69%	11/2023	916	955	—	916
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.#!~	One stop	L + 6.50%	(a)	8.30%	07/2023	6,141	6,208	0.3	6,080
Upserve, Inc.	One stop	L + 6.50%	(a)	8.30%	07/2023	1,451	1,507	0.1	1,437

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Upserve, Inc.	One stop	L + 6.50%		N/A(6)	07/2023	$—	$—	—%	$—
Vector CS Midco Limited & Cloudsense Ltd.#!~(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	7,655	7,798	0.4	7,971
Vector CS Midco Limited & Cloudsense Ltd.(5)(8)(9)(10)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	7.91%	12/2023	18,417	18,763	0.8	18,417
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*#!~	One stop	L + 8.50%	(c)	10.41%	10/2022	35,638	35,585	1.6	35,638
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(3)	—	—
Verisys Corporation*	One stop	L + 6.50%	(c)	8.44%	01/2023	8,533	8,700	0.4	8,533
Verisys Corporation(5)	One stop	L + 6.50%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC#!~	One stop	L + 6.50%	(c)	8.41%	07/2025	27,059	27,867	1.2	27,059
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(3)	—	—
						1,549,484	1,567,485	68.9	1,549,719
Ecological
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.30%	09/2022	29,871	30,274	1.3	29,871
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.30%	09/2022	2,777	2,822	0.1	2,777
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.30%	09/2022	1,664	1,726	0.1	1,664
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.30%	09/2022	1,530	1,558	0.1	1,530
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)(c)	7.32%	09/2022	1,274	1,287	0.1	1,274
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.30%	09/2022	1,232	1,277	0.1	1,232
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.30%	09/2022	1,000	981	0.1	1,000
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.30%	09/2022	682	693	—	682
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.30%	09/2022	563	584	—	563
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.30%	09/2022	189	195	—	189
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)(c)	6.91%	01/2023	2,294	2,342	0.1	2,294
WRE Holding Corp.#!~	Senior loan	L + 5.00%	(a)(c)	6.93%	01/2023	947	985	—	947
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(b)(c)	6.91%	01/2023	313	326	—	313
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(b)(c)	6.75%	01/2023	32	33	—	32
						44,368	45,082	2.0	44,368
Electronics
Appriss Holdings, Inc.#+!~	One stop	L + 5.50%	(c)	7.44%	06/2026	25,158	25,956	1.1	25,158
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Diligent Corporation*+	One stop	L + 5.50%	(d)	7.56%	04/2022	35,716	36,943	1.6	35,716
Diligent Corporation*#!~	One stop	L + 5.50%	(d)	7.56%	04/2022	25,802	25,625	1.2	25,802
Diligent Corporation#!~	One stop	L + 5.50%	(d)	7.56%	04/2022	12,506	12,779	0.6	12,506
Diligent Corporation^*	One stop	L + 5.50%	(d)	7.56%	04/2022	11,279	11,610	0.5	11,279
Diligent Corporation	One stop	L + 5.50%	(b)(c)	7.58%	04/2022	1,266	1,264	0.1	1,266
Diligent Corporation	One stop	L + 5.50%	(c)(d)(f)	7.42%	04/2022	487	505	—	487
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.48%	04/2022	285	288	—	285
Diligent Corporation#!~	One stop	L + 5.50%	(d)	7.56%	04/2022	101	100	—	101
Diligent Corporation#!~	One stop	L + 5.50%	(d)	7.56%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(c)(d)(f)	7.42%	04/2022	39	38	—	39
Diligent Corporation#!~	One stop	L + 5.50%	(d)	7.56%	04/2022	35	35	—	35
Diligent Corporation	One stop	L + 5.50%		N/A(6)	04/2022	—	24	—	—
Episerver, Inc.#!~(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	20,698	21,066	0.9	20,667

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Episerver, Inc.#!~	One stop	L + 5.75%	(a)	7.55%	10/2024	$12,278	$12,502	0.6%	$12,278
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
ES Acquisition LLC	One stop	L + 5.50%	(c)	7.41%	11/2025	667	654	—	660
ES Acquisition LLC	One stop	L + 5.50%	(c)	7.41%	11/2025	23	22	—	22
ES Acquisition LLC(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(2)	—	(2)
Gamma Technologies, LLC^*#!~	One stop	L + 5.00%	(a)	6.80%	06/2024	33,327	33,708	1.5	33,327
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2024	—	(1)	—	—
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(a)	6.05%	11/2025	756	746	—	748
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(1)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(1)
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	8.74%	04/2024	5,998	6,017	0.3	6,060
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	2
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	10.44%	04/2020	9,839	8,587	0.3	5,715
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.44%	04/2020	660	577	—	383
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.44%	04/2020	336	335	—	352
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.44%	04/2020	104	84	—	60
Sovos Compliance*+	One stop	L + 4.75%	(a)	6.55%	04/2024	19,614	20,270	0.9	19,614
Sovos Compliance	Second lien	L + 12.00%		12.00% PIK	04/2025	9,114	9,391	0.4	9,114
Sovos Compliance	One stop	L + 4.75%	(a)	6.55%	04/2024	1,903	1,968	0.1	1,903
Sovos Compliance	Second lien	L + 12.00%		12.00% PIK	04/2025	1,232	1,277	0.1	1,232
Sovos Compliance	One stop	L + 4.75%	(a)	6.55%	04/2024	768	795	—	768
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
Unison Software Holdings, Inc.^#+!~	Senior loan	L + 4.50%	(c)	6.44%	05/2023	3,798	3,828	0.2	3,769
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	9.95%	10/2021	9,435	9,378	0.4	9,435
						243,304	246,438	10.8	238,859
Finance
Institutional Shareholder Services#!~	Senior loan	L + 4.50%	(c)	6.44%	03/2026	18,918	19,356	0.8	18,918
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.44%	03/2024	132	129	—	132
						19,050	19,485	0.8	19,050
Grocery
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.75%	(a)	7.69%	10/2020	349	345	—	321
Teasdale Quality Foods, Inc.	Senior loan	L + 5.75%	(a)	7.69%	10/2020	100	96	—	92
						449	441	—	413
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.50%	(c)	8.44%	12/2021	24,357	24,665	1.1	24,357
Active Day, Inc.^	One stop	L + 6.50%	(c)	8.44%	12/2021	1,880	1,907	0.1	1,880
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.44%	12/2021	1,211	1,229	0.1	1,211
Active Day, Inc.	One stop	L + 6.50%	(c)	8.44%	12/2021	965	999	—	965
Active Day, Inc.	One stop	L + 6.50%	(c)	8.44%	12/2021	851	844	—	851
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.44%	12/2021	837	849	—	837
Active Day, Inc.	One stop	L + 6.50%	(c)(f)	8.91%	12/2021	94	94	—	94
Active Day, Inc.	One stop	L + 6.50%		N/A(6)	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.17%	03/2024	6,367	6,408	0.3	6,294
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.19%	03/2024	5,990	6,080	0.3	5,930
Acuity Eyecare Holdings, LLC#!~	One stop	L + 6.25%	(c)	8.19%	03/2024	5,630	5,759	0.3	5,573
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Acuity Eyecare Holdings, LLC^#!~	One stop	L + 6.25%	(c)	8.19%	03/2024	$3,285	$3,409	0.1%	$3,251
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.19%	03/2024	794	823	—	786
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2023	—	(1)	—	(2)
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(10)	—	(10)
ADCS Clinics Intermediate Holdings, LLC+	One stop	L + 5.75%	(a)	7.55%	05/2022	42,202	42,803	1.9	42,202
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.55%	05/2022	212	215	—	212
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.55%	05/2022	164	166	—	164
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	7.55%	05/2022	70	70	—	70
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.55%	05/2022	62	63	—	62
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	6.94%	04/2020	5,261	3,157	0.1	3,157
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	10.44%	04/2020	1,823	3	—	3
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	6.94%	04/2020	360	216	—	216
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(c)	6.94%	04/2020	263	92	—	92
Agilitas USA, Inc.*	One stop	L + 5.50%	(c)	7.60%	04/2022	10,179	10,222	0.5	10,179
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	7.60%	04/2022	20	20	—	20
Apothecary Products, LLC+	Senior loan	L + 4.25%	(c)	6.45%	07/2023	2,956	3,089	0.1	2,956
Apothecary Products, LLC	Senior loan	L + 4.50%		N/A(6)	07/2023	—	—	—	—
Aris Teleradiology Company, LLC+(7)	Senior loan	L + 5.50%	(c)(d)	7.41%	03/2021	5,403	3,240	0.1	1,172
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)(d)	7.41%	03/2021	1,087	687	—	226
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(d)	7.41%	03/2021	224	224	—	224
Aspen Medical Products, LLC#+!~	One stop	L + 5.25%	(a)	6.99%	06/2025	4,292	4,374	0.2	4,292
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.05%	11/2024	11,160	11,201	0.5	11,160
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.05%	11/2024	3,993	3,989	0.2	3,993
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.05%	11/2024	80	80	—	80
BIOVT, LLC^*	One stop	L + 5.75%	(a)	7.55%	01/2021	34,397	34,918	1.5	34,397
BIOVT, LLC#!~	One stop	L + 5.75%	(a)	7.55%	01/2021	2,088	2,157	0.1	2,088
BIOVT, LLC	One stop	L + 5.75%	(a)	7.55%	01/2021	1,961	2,025	0.1	1,961
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
Blades Buyer, Inc.#+!~	Senior loan	L + 4.50%	(a)(c)	6.26%	08/2025	3,848	3,870	0.2	3,810
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(7)	—	(10)
CMI Parent Inc.#+!~	Senior loan	L + 4.25%	(a)	6.05%	08/2025	6,683	6,829	0.3	6,683
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	—
CRH Healthcare Purchaser, Inc.#+!~	Senior loan	L + 4.50%	(a)	6.30%	12/2024	13,975	14,159	0.6	13,975
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	—
DCA Investment Holding, LLC^*+	One stop	L + 5.25%	(c)	7.19%	07/2021	31,655	32,064	1.4	31,655
DCA Investment Holding, LLC^*#+!~	One stop	L + 5.25%	(c)	7.19%	07/2021	27,424	27,931	1.2	27,424
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.19%	07/2021	8,384	8,597	0.4	8,384
DCA Investment Holding, LLC#!~	One stop	L + 5.25%	(c)	7.19%	07/2021	4,064	4,210	0.2	4,064
DCA Investment Holding, LLC#!~	One stop	L + 5.25%	(c)	7.19%	07/2021	3,697	3,829	0.2	3,697
DCA Investment Holding, LLC*#!~	One stop	L + 5.25%	(c)	7.19%	07/2021	2,531	2,622	0.1	2,531
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.19%	07/2021	1,259	1,283	0.1	1,259

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.00%	07/2021	$810	$805	—%	$810
DCA Investment Holding, LLC*#!~	One stop	L + 5.25%	(c)	7.19%	07/2021	300	304	—	300
DCA Investment Holding, LLC*#!~	One stop	L + 5.25%	(c)	7.19%	07/2021	94	94	—	94
Deca Dental Management LLC^*	One stop	L + 6.00%	(c)	7.94%	12/2021	11,357	11,630	0.5	11,357
Deca Dental Management LLC#!~	One stop	L + 6.00%	(c)	7.94%	12/2021	1,382	1,416	0.1	1,382
Deca Dental Management LLC#+!~	One stop	L + 6.00%	(c)	7.94%	12/2021	997	1,021	0.1	997
Deca Dental Management LLC	One stop	L + 6.00%	(c)	7.94%	12/2021	739	766	—	739
Deca Dental Management LLC	One stop	L + 6.00%	(c)	7.98%	12/2021	40	41	—	40
Deca Dental Management LLC	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
Dental Holdings Corporation	One stop	L + 6.00%	(b)	7.84%	02/2020	10,198	10,242	0.4	8,669
Dental Holdings Corporation*	One stop	L + 6.00%	(b)	7.84%	02/2020	1,629	1,636	0.1	1,384
Dental Holdings Corporation	One stop	L + 6.00%	(a)(b)	7.82%	02/2020	1,274	1,277	0.1	1,035
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.05%	06/2023	14,108	13,969	0.6	12,979
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.05%	06/2023	1,870	1,859	0.1	1,721
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.05%	06/2023	1,753	1,742	0.1	1,613
Elite Dental Partners LLC#+!~	One stop	L + 5.25%	(a)	7.05%	06/2023	1,672	1,661	0.1	1,537
Elite Dental Partners LLC#!~	One stop	L + 5.25%	(a)	7.05%	06/2023	1,603	1,593	0.1	1,474
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.05%	06/2023	200	198	—	184
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(5)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.44%	05/2024	19,279	19,219	0.8	18,316
ERG Buyer, LLC	One stop	P + 4.50%	(f)	9.25%	05/2024	140	134	—	126
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(8)	—	—
eSolutions, Inc.^*#+!~	One stop	L + 6.50%	(a)	8.30%	03/2022	74,048	75,091	3.3	74,048
eSolutions, Inc.	One stop	L + 6.50%		N/A(6)	03/2022	—	—	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	7.99%	04/2023	10,142	9,807	0.4	9,128
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	8.16%	05/2023	18,083	18,197	0.8	17,721
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.16%	05/2023	7,931	8,094	0.4	7,772
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.19%	05/2023	6,945	7,096	0.3	6,807
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.19%	05/2023	2,372	2,422	0.1	2,325
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.16%	05/2023	2,022	2,056	0.1	1,982
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.19%	05/2023	1,522	1,554	0.1	1,492
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.19%	05/2023	1,125	1,150	0.1	1,103
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.19%	05/2023	991	1,013	—	971
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.16%	05/2023	640	651	—	628
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(a)(c)	8.18%	05/2023	300	298	—	292
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	7.55%	09/2023	5,965	5,965	0.3	5,965
G & H Wire Company, Inc.	One stop	L + 5.75%		N/A(6)	09/2022	—	—	—	—
Immucor, Inc.+	Senior loan	L + 5.00%	(c)	6.94%	06/2021	3,585	3,652	0.2	3,579
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	7.91%	08/2024	535	507	—	523
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	7.91%	08/2024	514	506	—	503
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.44%	06/2021	12,830	12,968	0.6	12,830
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.44%	06/2021	1,253	1,267	0.1	1,253
Katena Holdings, Inc.+	One stop	L + 5.50%	(c)	7.44%	06/2021	937	928	—	937
Katena Holdings, Inc.	One stop	L + 5.50%	(c)	7.44%	06/2021	858	866	—	858
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	9.25%	06/2021	80	81	—	80

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Krueger-Gilbert Health Physics, LLC#!~	Senior loan	L + 4.75%	(c)	6.69%	05/2025	$2,377	$2,363	0.1%	$2,377
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 4.75%	(c)	6.69%	05/2025	1,122	1,167	0.1	1,122
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 4.75%	(b)	6.59%	05/2025	421	419	—	421
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 4.75%		N/A(6)	05/2025	—	—	—	—
Lombart Brothers, Inc.^*#+!~	One stop	L + 6.25%	(c)	8.19%	04/2023	29,181	29,588	1.3	29,181
Lombart Brothers, Inc.^(8)(9)	One stop	L + 6.25%	(c)	8.19%	04/2023	3,142	3,185	0.1	3,142
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	9.75%	04/2023	116	115	—	116
Lombart Brothers, Inc.(8)(9)	One stop	L + 6.25%	(c)(f)	8.84%	04/2023	14	14	—	14
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	6.94%	08/2024	14,654	14,838	0.7	14,654
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.19%	06/2023	7,070	7,057	0.3	7,000
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.19%	06/2023	4,551	4,651	0.2	4,505
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	(2)
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	(2)
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	19,296	17,761	0.6	13,801
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	2,239	1,933	0.1	1,601
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	2,122	1,944	0.1	1,517
Oliver Street Dermatology Holdings, LLC^+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	1,606	1,386	0.1	1,149
Oliver Street Dermatology Holdings, LLC*+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	1,419	1,225	0.1	1,015
Oliver Street Dermatology Holdings, LLC*+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	1,235	1,066	—	884
Oliver Street Dermatology Holdings, LLC^+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	962	831	—	688
Oliver Street Dermatology Holdings, LLC*+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	834	720	—	597
Oliver Street Dermatology Holdings, LLC#+!~(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	515	444	—	368
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)(f)	8.19%	05/2022	292	269	—	210
Oliver Street Dermatology Holdings, LLC^(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	98	89	—	70
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	88	82	—	64
Oliver Street Dermatology Holdings, LLC^(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	70	63	—	50
Oliver Street Dermatology Holdings, LLC^(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	64	59	—	46
ONsite Mammography, LLC#!~	One stop	L + 6.75%	(a)	8.55%	11/2023	5,827	5,900	0.3	5,827
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.55%	11/2023	1,029	1,029	0.1	1,029
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.55%	11/2023	100	102	—	100
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.18%	08/2021	19,279	19,557	0.9	19,279
Pinnacle Treatment Centers, Inc.#+!~	One stop	L + 6.25%	(c)	8.18%	08/2021	714	726	—	714
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.18%	08/2021	346	357	—	346
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.18%	08/2021	188	192	—	188
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(c)(f)	9.01%	08/2021	140	141	—	140
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	8.18%	08/2021	108	110	—	108
PPT Management Holdings, LLC+	One stop	L + 6.75%	(a)	7.69% cash/0.75% PIK	12/2022	24,525	22,576	1.0	21,332
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)	7.69% cash/0.75% PIK	12/2022	302	287	—	262
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)	7.69% cash/0.75% PIK	12/2022	178	169	—	156
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)	7.69% cash/0.75% PIK	12/2022	86	76	—	76
PPT Management Holdings, LLC(5)	One stop	L + 6.75%	(a)	7.69% cash/0.75% PIK	12/2022	16	(14)	—	(38)
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(b)	8.35%	08/2020	2,660	2,657	0.1	2,660
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(b)(c)(f)	8.43%	08/2020	335	343	—	335

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.41%	08/2020	$113	$112	—%	$113
Pyramid Healthcare, Inc.	One stop	L + 6.50%		N/A(6)	08/2020	—	—	—	—
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	7.69%	10/2022	9,695	9,861	0.4	9,695
Riverchase MSO, LLC	Senior loan	L + 5.75%		N/A(6)	10/2022	—	—	—	—
RXH Buyer Corporation^*	One stop	L + 5.75%	(c)	7.69%	09/2021	27,742	28,071	1.2	27,742
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.69%	09/2021	3,139	3,177	0.1	3,139
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	8.58%	09/2021	158	159	—	158
SLMP, LLC^	One stop	L + 6.00%	(a)	7.80%	05/2023	12,042	12,139	0.5	12,042
SLMP, LLC^	One stop	L + 6.00%	(a)	7.80%	05/2023	5,798	6,028	0.3	5,798
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	223	229	—	223
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(5)	—	—
Spear Education, LLC^	One stop	L + 5.75%	(c)	7.85%	02/2020	7,943	7,943	0.4	7,943
Spear Education, LLC*	One stop	L + 5.75%	(c)	7.85%	02/2020	248	248	—	248
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	02/2020	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	6.66%	10/2023	11,036	10,940	0.5	10,705
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.66%	10/2023	180	179	—	175
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.66%	10/2023	144	147	—	143
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.69%	03/2023	6,240	6,363	0.3	6,240
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	6.69%	03/2023	998	991	0.1	998
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	6.69%	03/2023	70	73	—	70
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(17)	—	—
WIRB-Copernicus Group, Inc.^*#!~	Senior loan	L + 4.25%		5.87%	08/2022	24,520	25,030	1.1	24,520
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.	Senior loan	L + 4.25%		N/A(6)	08/2022	—	—	—	—
						765,771	762,351	33.3	737,023
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#+!~	Senior loan	L + 4.50%	(a)	6.30%	02/2022	1,385	1,406	0.1	1,385
CST Buyer Company^#+!~	One stop	L + 5.75%	(a)	7.55%	10/2025	11,001	10,888	0.5	11,001
CST Buyer Company	One stop	L + 5.75%		N/A(6)	10/2025	—	—	—	—
Plano Molding Company, LLC^+	One stop	L + 7.50%	(a)	9.30%	05/2021	14,712	14,669	0.6	14,123
						27,098	26,963	1.2	26,509
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC+	One stop	L + 5.25%	(a)	6.96%	07/2024	8,523	8,459	0.4	8,523
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.96%	07/2024	1,077	1,077	0.1	1,077
Davidson Hotel Company, LLC	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	—
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(13)	—	—
						9,600	9,523	0.5	9,600
Insurance
Captive Resources Midco, LLC^*#+!~	One stop	L + 6.00%	(a)	7.80%	05/2025	54,770	54,952	2.5	54,770
Captive Resources Midco, LLC	One stop	L + 6.00%	(a)	7.80%	05/2025	1,450	1,435	0.1	1,450
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(25)	—	—
Integrity Marketing Acquisition, LLC#+!~	Senior loan	L + 5.75%	(c)	7.67%	08/2025	2,489	2,490	0.1	2,489
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.79%	08/2025	550	546	—	550
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	$—	$(3)	—%	$—
J.S. Held Holdings, LLC#+!~	One stop	L + 6.00%	(c)	7.94%	07/2025	3,015	3,029	0.1	3,015
J.S. Held Holdings, LLC	One stop	P + 5.00%	(f)	9.75%	07/2025	72	65	—	72
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(36)	—	—
Orchid Underwriters Agency, LLC#+!~	Senior loan	L + 4.50%	(a)	6.30%	12/2024	4,220	4,281	0.2	4,220
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
RSC Acquisition, Inc.#+!~	One stop	L + 5.50%	(b)(c)	7.41%	10/2026	23,964	23,496	1.1	23,484
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	7.44%	10/2026	107	96	—	96
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	(1)
						90,637	90,324	4.1	90,145
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC#+!~	Senior loan	L + 4.00%	(b)	5.85%	07/2025	2,014	2,027	0.1	2,014
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(b)	5.85%	07/2025	67	61	—	67
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(b)(c)	5.97%	07/2025	18	16	—	18
EOS Fitness Opco Holdings, LLC*	One stop	L + 4.75%	(c)	6.69%	01/2025	8,741	8,875	0.4	8,741
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.69%	01/2025	668	681	—	668
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	8.50%	01/2025	12	11	—	12
PADI Holdco, Inc.*	One stop	L + 5.50%	(a)	7.30%	04/2024	21,988	22,247	1.0	21,769
PADI Holdco, Inc.#+!~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2024	20,796	21,175	0.9	20,430
PADI Holdco, Inc.#!~	One stop	L + 5.50%	(a)	7.29%	04/2024	801	793	—	793
PADI Holdco, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	1	—	(3)
PADI Holdco, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2024	—	(2)	—	(2)
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	7.19%	07/2025	16,786	16,684	0.8	16,786
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.14%	07/2025	2,331	2,388	0.1	2,331
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.17%	07/2025	1,058	1,050	0.1	1,058
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.18%	07/2025	200	199	—	200
Self Esteem Brands, LLC^*	Senior loan	L + 4.25%	(a)	6.05%	02/2022	30,835	31,371	1.4	30,835
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	8.00%	02/2022	237	232	—	237
Sunshine Sub, LLC#!~	One stop	L + 4.75%	(a)	6.55%	05/2024	13,024	13,144	0.6	13,024
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.55%	05/2024	5,697	5,919	0.3	5,697
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	6.65%	07/2023	17,878	18,103	0.8	17,878
Teaching Company, The	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	—
Titan Fitness, LLC*+	One stop	L + 4.75%	(a)	6.44%	02/2025	30,547	31,063	1.4	30,547
Titan Fitness, LLC	One stop	P + 3.75%	(f)	8.50%	02/2025	60	58	—	60
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.30%	09/2024	8,504	8,573	0.4	8,504
WBZ Investment LLC	One stop	L + 5.50%	(a)(f)	7.30%	09/2024	1,114	1,132	0.1	1,114
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.30%	09/2024	846	880	—	846
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.24%	09/2024	80	80	—	80
						184,302	186,758	8.4	183,704
Oil and Gas
Drilling Info Holdings, Inc.*#+!~	Senior loan	L + 4.25%	(a)	6.05%	07/2025	36,317	36,925	1.6	36,317
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil and Gas - (continued)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	$—	$(9)	—%	$—
						36,317	36,914	1.6	36,317
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.44%	11/2023	10,309	10,455	0.5	10,206
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.44%	11/2023	6,462	6,560	0.3	6,397
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)	7.44%	11/2023	1,000	990	—	990
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.44%	11/2023	898	913	—	889
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.44%	11/2023	630	642	—	624
Georgica Pine Clothiers, LLC	One stop	P + 4.50%	(f)	9.25%	11/2023	20	20	—	18
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.19%	04/2024	30,385	30,867	1.4	30,385
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.19%	04/2024	5,189	5,272	0.2	5,189
IMPLUS Footwear, LLC	One stop	L + 6.25%	(c)	8.19%	04/2024	748	777	—	748
Orthotics Holdings, Inc.*	One stop	L + 6.00%	(a)	7.80%	05/2020	11,707	11,733	0.5	11,473
Orthotics Holdings, Inc.*(8)(9)	One stop	L + 6.00%	(a)	7.80%	05/2020	1,920	1,924	0.1	1,881
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2020	—	(1)	—	—
WU Holdco, Inc. #!~	One stop	L + 5.50%	(c)	7.44%	03/2026	3,009	3,100	0.1	3,009
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.44%	03/2026	58	60	—	58
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						72,335	73,312	3.1	71,867
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC+	One stop	L + 5.00%	(a)(c)	7.04%	07/2026	25,572	25,650	1.1	25,572
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)(c)	6.89%	08/2025	348	344	—	348
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(123)	—	—
Captain D's, LLC^	Senior loan	L + 4.50%	(c)	6.44%	12/2023	6,006	6,060	0.3	6,006
Captain D's, LLC	Senior loan	P + 3.50%	(b)(f)	7.45%	12/2023	49	50	—	49
Clarkson Eyecare LLC*#+!~	One stop	L + 6.25%	(a)	8.05%	04/2021	52,800	53,778	2.4	52,800
Clarkson Eyecare LLC#+!~	One stop	L + 6.25%	(a)	8.05%	04/2021	6,686	6,750	0.3	6,686
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.02%	04/2021	3,004	2,990	0.1	3,004
Clarkson Eyecare LLC#!~	One stop	L + 6.25%	(a)	8.05%	04/2021	1,233	1,259	0.1	1,233
Clarkson Eyecare LLC#!~	One stop	L + 6.25%	(a)	8.05%	04/2021	150	147	—	150
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.05%	04/2021	37	36	—	37
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.05%	04/2021	32	32	—	32
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.05%	04/2021	31	31	—	31
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(12)	—	—
Encorevet Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	—	—	(1)
Encorevet Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(5)	—	(5)
Imperial Optical Midco Inc.#!~	One stop	L + 5.25%	(b)	7.10%	08/2023	3,641	3,698	0.2	3,641
Imperial Optical Midco Inc.*	One stop	L + 5.25%	(b)	7.09%	08/2023	2,839	2,814	0.1	2,839
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	7.10%	08/2023	1,930	1,988	0.1	1,930
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	7.09%	08/2023	1,257	1,294	0.1	1,257
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	7.10%	08/2023	1,144	1,178	0.1	1,144
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	7.09%	08/2023	332	329	—	332
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)(c)	7.12%	08/2023	191	187	—	191
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)(c)	7.10%	08/2023	50	50	—	50
Midwest Veterinary Partners, LLC+	One stop	L + 4.75%	(a)	6.55%	07/2025	4,306	4,231	0.2	4,306
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)	6.55%	07/2025	$156	$155	—%	$156
Midwest Veterinary Partners, LLC(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(49)	—	—
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)	7.61%	05/2020	3,551	3,603	0.2	3,551
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	22	23	—	22
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%		N/A(6)	05/2023	—	—	—	—
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	9.44%	01/2023	1,081	1,077	0.1	1,081
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.44%	01/2023	979	995	—	979
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.44%	01/2023	10	10	—	10
Southern Veterinary Partners, LLC*#!~	One stop	L + 5.50%	(a)	7.30%	05/2025	26,795	27,848	1.2	26,527
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.30%	05/2025	120	119	—	119
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.30%	05/2025	114	113	—	113
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.30%	05/2025	112	111	—	111
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.30%	05/2023	94	93	—	92
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(7)	—	(7)
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.25%	(a)	6.05%	04/2025	41,969	43,619	1.9	41,969
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.05%	04/2025	2,893	2,887	0.1	2,893
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.05%	04/2025	1,456	1,515	0.1	1,456
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.05%	04/2025	108	106	—	108
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.55%	09/2021	16,977	17,230	0.8	16,977
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.55%	09/2021	60	61	—	60
						208,135	212,265	9.5	207,849
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	6.94%	12/2021	1,135	1,157	0.1	1,141
Messenger, LLC#+!~	One stop	L + 6.00%	(a)(f)	7.79%	08/2023	9,122	9,226	0.4	9,122
Messenger, LLC	One stop	P + 5.00%	(f)	9.75%	08/2023	36	36	—	36
Messenger, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(2)	—	—
						10,293	10,417	0.5	10,299
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(a)	7.30%	09/2025	5,959	5,860	0.3	5,959
2nd Ave. LLC	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	—
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.55%	07/2022	22,039	22,367	1.0	22,039
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.46%	06/2023	7,596	7,758	0.3	7,596
Cycle Gear, Inc.^+	One stop	L + 5.00%	(c)	7.10%	01/2021	17,739	17,933	0.8	17,739
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.10%	01/2021	1,291	1,316	0.1	1,291
DTLR, Inc.^*+	One stop	L + 6.50%	(c)	8.41%	08/2022	41,706	42,320	1.9	41,706
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.19%	12/2021	6,280	6,177	0.3	5,966
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.19%	12/2021	2,525	2,485	0.1	2,399
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.19%	12/2021	1,299	1,280	0.1	1,234
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.19%	12/2021	426	421	—	405
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.19%	12/2021	197	194	—	187
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.19%	12/2021	188	186	—	179
Elite Sportswear, L.P.(5)	Senior loan	L + 6.25%		N/A(6)	12/2021	—	(10)	—	(39)
Elite Sportswear, L.P.(5)	Senior loan	L + 6.25%		N/A(6)	12/2021	—	—	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Feeders Supply Company, LLC	One stop	L + 5.00%	(a)	6.80%	04/2021	$8,640	$8,772	$0.4%	$8,640
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	141	143	—	141
Feeders Supply Company, LLC	One stop	L + 5.00%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.#+!~(8)(9)(12)	One stop	L + 5.75%	(a)	7.81%	11/2024	18,126	18,454	0.8	18,373
Jet Equipment & Tools Ltd.*(8)(12)	One stop	L + 5.75%	(a)	7.55%	11/2024	12,459	12,741	0.6	12,459
Jet Equipment & Tools Ltd.#+!~(8)(12)	One stop	L + 5.75%	(a)	7.55%	11/2024	4,339	4,422	0.2	4,339
Jet Equipment & Tools Ltd.#!~(8)(12)	One stop	L + 5.75%	(a)	7.55%	11/2024	1,593	1,578	0.1	1,593
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Mills Fleet Farm Group LLC^*#+!~	One stop	L + 7.00%	(c)	8.29% cash/0.75% PIK	10/2024	43,912	44,133	1.8	40,399
Pet Holdings ULC^*+(8)(12)	One stop	L + 5.50%	(c)	7.60%	07/2022	46,854	48,024	2.1	46,854
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.60%	07/2022	227	231	—	227
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*+	Senior loan	L + 4.50%	(a)	6.24%	12/2024	14,289	14,565	0.6	14,289
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.50%	(a)	7.30%	09/2023	5,394	5,455	0.2	5,394
PetPeople Enterprises, LLC	One stop	L + 5.50%	(a)	7.28%	09/2023	1,831	1,862	0.1	1,831
PetPeople Enterprises, LLC	One stop	L + 5.50%	(a)	7.29%	09/2023	30	30	—	30
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.19%	10/2024	7,016	7,035	0.3	7,016
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.19%	10/2024	1,721	1,789	0.1	1,721
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(1)	—	—
Vermont Aus Pty Ltd#!~(8)(9)(11)	One stop	L + 5.75%	(k)	6.72%	12/2024	2,199	2,223	0.1	2,239
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 5.75%	(k)	6.72%	12/2024	41	42	—	42
						276,057	279,780	12.3	272,247
Telecommunications
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	8.19%	10/2021	11,059	11,239	0.5	11,059
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						11,059	11,239	0.5	11,059
Textiles and Leather
SHO Holding I Corporation#!~	Senior loan	L + 5.00%	(c)	6.93%	10/2022	4,055	4,042	0.2	3,893
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)(c)	5.89%	10/2022	45	44	—	45
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)	6.02%	10/2021	30	27	—	22
						4,130	4,113	0.2	3,960
Utilities
Arcos, LLC#!~	One stop	L + 5.75%	(c)	7.69%	02/2021	14,592	14,836	0.7	14,592
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						14,592	14,836	0.7	14,592
Total non-controlled/non-affiliate company debt investments						$4,256,722	$4,296,349	189.1%	$4,214,911

Equity investments (15)(16)
Aerospace and Defense
NTS Technical Systems	Common Stock	N/A		N/A	N/A	2	$1,506	—%	$655

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Aerospace and Defense - (continued)
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	$256	—%	$391
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	221
Whitcraft LLC	Common Stock	N/A	N/A	N/A	11	2,285	0.2	3,423
						4,175	0.2	4,690
Automobile
Grease Monkey International, LLC	LP interest	N/A	N/A	N/A	803	1,304	0.1	2,221
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	5	314	—	217
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	508	—	409
						2,126	0.1	2,847
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	882
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	—	605
Cafe Rio Holding, Inc.	Common Stock	N/A	N/A	N/A	5	603	—	667
Global ID Corporation	LLC interest	N/A	N/A	N/A	5	603	0.1	843
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	20	61	—	59
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	169	770	0.1	826
Purfoods, LLC	LLC interest	N/A	N/A	N/A	736	1,222	0.1	1,917
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	864
SSRG Holdings, LLC	LLC units	N/A	N/A	N/A	6	61	—	61
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	444	—	433
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	—	—	—
						5,700	0.5	7,368
Buildings and Real Estate
Brooks Equipment Company, LLC	Common Stock	N/A	N/A	N/A	10	1,020	0.1	2,361
Paradigm DKD Group, LLC+	Preferred stock	N/A	N/A	N/A	184	70	—	48
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	37	—	—	—
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	1,041	—	—	—
						1,090	0.1	2,409
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	137	—	152
Flexan, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	124	—	88
						261	—	240
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	20
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	100
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	39
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
Reladyne, Inc.	LP units	N/A	N/A	N/A	1	931	0.1	1,152
						1,411	0.1	1,311
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	670	418	—	176
Agility Recovery Solutions Inc.	LLC units	N/A	N/A	N/A	97	604	—	768
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	369

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	$205	—%	$220
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.1	2,972
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	370
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	37	—	40
Centrify Corporation	LP interest	N/A	N/A	N/A	1	691	—	370
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	441
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	93	181	—	290
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	3	412	—	478
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	192	—	221
Convercent, Inc.	Warrant	N/A	N/A	N/A	325	63	—	63
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	356	434	—	329
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	122	225	—	220
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	74	142	—	134
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	67	123	—	144
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	12	33	—	40
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	493
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	2	291	—	398
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	0.1	827
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	264	—	273
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	—	—	1
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	422
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	134
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	454
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	2
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	9
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	6	—	14
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	—	550
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	215
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	40
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	1,440	0.1	1,444
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	547	—	549
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	4	9	—	9
Personify, Inc.	LLC units	N/A	N/A	N/A	639	828	0.1	937
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	2,751
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,091
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	0.1	902
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	766	0.1	1,108
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	302
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	—
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	184	458	—	458
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	27
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	6	6	—	6

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	$1,017	0.1%	$1,703
Verisys Corporation	LLC interest	N/A	N/A	N/A	579	712	0.1	895
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	62
Vitalyst, LLC	Common Stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	0.1	958
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	—	550
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	24
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	27
						22,590	1.1	25,280
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	6	700	0.1	1,012

Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	174	—	180
Diligent Corporation	Preferred stock	N/A	N/A	N/A	414	1,609	0.1	2,075
Episerver, Inc.	LLC units	N/A	N/A	N/A	76	807	0.1	792
ES Acquisition LLC	LP interest	N/A	N/A	N/A	—	13	—	14
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	13	13	—	13
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	67	27	—	31
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
						2,815	0.2	3,105
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	1,099	0.1	1,038
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	1,158	1,334	0.1	1,623
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	0.1	1,118
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	—	6	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	—	—	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	5	—	—	—
Aris Teleradiology Company, LLC	Common Stock	N/A	N/A	N/A	2	—	—	—
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	77	—	77
BIO18 Borrower, LLC(17)	LLC units	N/A	N/A	N/A	591	1,190	0.1	1,332
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	1,223	0.1	1,603
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	233
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	3
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	429	469	—	510
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	1,944
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	476
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	0.1	1,082
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	1,277	891	—	13
Elite Dental Partners LLC	Common Stock	N/A	N/A	N/A	—	737	—	447
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	272	—	283
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	150

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	$661	—%	$309
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	262	—	223
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	219
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	—
Joerns Healthcare, LLC^*	Common Stock	N/A	N/A	N/A	123	2,853	—	591
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	573	—	519
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	155	172	—	179
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	520
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	155
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	286
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	84
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	—	574
Pinnacle Treatment Centers, Inc.	LLC units	N/A	N/A	N/A	5	74	—	121
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	81
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	320
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	—	687
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	7
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC units	N/A	N/A	N/A	668	789	0.1	983
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	83
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	33
SSH Corpration	Common Stock	N/A	N/A	N/A	—	40	—	143
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	98	—	32
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	—	—	—
Surgical Information Systems, LLC	Common Stock	N/A	N/A	N/A	4	414	—	497
WHCG Management, LLC	LLC units	N/A	N/A	N/A	1	414	—	362
						22,085	0.8	18,940
Insurance
Captive Resources Midco, LLC(17)	LLC units	N/A	N/A	N/A	425	—	—	427
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	78	90	—	96
						90	—	523
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,468
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	1,073	0.1	1,128
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	123
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	84
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	69
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	60
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	26
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						2,131	0.2	2,960
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(17)	LLC interest	N/A	N/A	N/A	20	239	—	355
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Massage Envy, LLC	LLC interest	N/A		N/A	N/A	749	$210	0.1%	$1,893
							449	0.1	2,248
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	LLC units	N/A		N/A	N/A	—	76	—	74
Captain D's, LLC	LLC interest	N/A		N/A	N/A	158	156	—	158
Clarkson Eyecare LLC	LLC units	N/A		N/A	N/A	—	279	—	499
Midwest Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	—	29	—	29
Midwest Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	6	—	—	—
PPV Intermediate Holdings II, LLC	LLC interest	N/A		N/A	N/A	221	211	—	241
R.G. Barry Corporation	Preferred stock	N/A		N/A	N/A	—	161	—	134
Ruby Slipper Cafe LLC, The	LLC units	N/A		N/A	N/A	31	373	—	381
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	1	717	—	865
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	147	188	—	511
Wetzel's Pretzels, LLC	Common Stock	N/A		N/A	N/A	—	416	—	523
							2,606	—	3,415
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	334	—	226

Retail Stores
2nd Ave. LLC	LP interest	N/A		N/A	N/A	653	653	—	653
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	10	1,287	0.1	1,428
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	27	462	—	672
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	—	780
Elite Sportswear, L.P.	LLC units	N/A		N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	4	400	—	479
Feeders Supply Company, LLC	LLC units	N/A		N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A		N/A	N/A	1	948	0.1	1,173
Paper Source, Inc.	Common Stock	N/A		N/A	N/A	8	1,387	—	239
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	677	483	—	321
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	144	181	—	209
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	4	496	—	555
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	1	101	—	115
							6,974	0.2	6,624

Total non-controlled/non-affiliate company equity investments							$75,537	3.7%	$83,198

Total non-controlled/non-affiliate company investments						$4,256,722	$4,371,886	192.8%	$4,298,109

Non-controlled affiliate company investments(18)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company^+(7)(8)	One stop	L + 4.00%	(a)	5.80%	08/2021	$962	$927	—%	$502
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)	5.80%	08/2021	288	284	—	181
						1,250	1,211	—	683

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.10%	10/2023	$5,363	$5,155	0.2%	$4,827
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.10%	10/2023	448	432	—	403
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.10%	10/2023	34	33	—	30
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						5,845	5,620	0.2	5,260
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.+(8)	One stop	L + 11.00%	(a)	10.80% cash/2.00% PIK	05/2020	4,200	4,183	0.2	3,360
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	12.32% cash/2.00% PIK	05/2020	449	443	—	209
						4,649	4,626	0.2	3,569

Total non-controlled affiliate company debt investments						$11,744	$11,457	0.4%	$9,512

Equity Investments(15)(16)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	Common Stock	N/A		N/A	N/A	153	$17	—%	$—
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	3,418	2,321	0.1	2,574
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	59	$—	—	$3
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	59	—	—	—
							—	—	3

Total non-controlled affiliate company equity investments							$2,338	0.1%	$2,577

Total non-controlled affiliate company investments						$11,744	$13,795	0.5%	$12,089

Controlled affiliate company investments(19)
Debt Investments
Diversified/Conglomerate Service
MMan Acquisition Co.^*+(7)(8)	One stop	N/A		10.00% PIK	08/2023	$22,934	$19,862	0.7	$16,516
MMan Acquisition Co.(7)(8)	One stop	N/A		8.00% PIK	08/2023	1,358	1,358	0.1	1,317
						24,292	21,220	0.8	17,833

Total controlled affiliate company debt investments						$24,292	$21,220	0.8%	$17,833
Equity investments
Diversified/Conglomerate Service
MMan Acquisition Co.^*+(8)	LLC units	N/A		N/A	N/A	—	$925	—%	$1,207
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(20)	LLC interest	N/A		N/A	N/A	48,356	52,605	2.2	48,614
Senior Loan Fund LLC(8)(20)	LLC units	N/A		N/A	N/A	70,507	70,507	3.2	70,464
							123,112	5.4	119,078

Total controlled affiliate company equity investments							$124,037	5.4%	$120,285

Total controlled affiliate company investments						$24,292	$145,257	6.2%	$138,118

Total investments						$4,292,758	$4,530,938	199.5%	$4,448,316

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		1.52% (21)			$34,910	1.6%	$34,910
Total money market funds					$34,910	1.6%	$34,910

Total investments and money market funds					$4,565,848	201.1%	$4,483,226

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2019, as the loan may have priced or repriced based on an index rate prior to December 31, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.76% as of December 31, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.83% as of December 31, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.91% as of December 31, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.91% as of December 31, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.00% as of December 31, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of December 31, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.38% as of December 31, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.70% as of December 31, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.79% as of December 31, 2019.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.88% as of December 31, 2019.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.97%, as of December 31, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of December 31, 2019, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2019, total non-qualifying assets at fair value represented 8.4% of the Company's total assets calculated in accordance with the 1940 Act.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

(12)	The headquarters of this portfolio company is located in Canada.

(13)	The headquarters of this portfolio company is located in Luxembourg.

(14)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7. Borrowings.

(15)	Equity investments are non-income producing securities unless otherwise noted.

(16)	Ownership of certain equity investments occurs through a holding company or partnership.

(17)	The Company holds an equity investment that entitles it to receive preferential dividends.
(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person"” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Purchases (cost)(l)	Redemptions (cost)	Transfer in/out (cost)	Premium amort/ Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$3,747	$121	$(301)	$—	$14	$(9)	$3,572	$—	$168	$—
Switchfly LLC	7,783	—	—	—	14	37	7,834	—	76	—
Uinta Brewing Company	1,045	96	—	—	(3)	(455)	683	—	—	—
Total Non-Controlled Affiliates	$12,575	$217	$(301)	$—	$25	$(427)	$12,089	$—	$244	$—

(l)	Purchases at cost includes amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans.
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Purchases (cost)	Redemptions (cost)	Transfer in/out (cost)	Premium amort/ Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(m)	$74,386	$—	$(4,375)	$—	$—	$453	$70,464	$—	$—	$—
GCIC Senior Loan Fund LLC(n)	49,258	—	—	—	—	(644)	48,614	—	—	1,905
MMan Acquisition Co.(o)	—	2,344	—	16,811	139	(254)	19,040	—	350	—
Total Controlled Affiliates	$123,644	$2,344	$(4,375)	$16,811	$139	$(445)	$138,118	$—	$350	$1,905

(m)
As of December 31, 2019, together with RGA Reinsurance Company (“RGA”), the Company co-invested through Senior Loan Fund LLC (“SLF”). SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.

(n)
As of December 31, 2019, together with Aurora National Life Assurance Company (“Aurora”), the Company co-invested through GCIC Senior Loan Fund (“GCIC SLF”), following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.

(o)	During the three months ended December 31, 2019, the Company's ownership increased to over twenty-five percent of the portfolio company's voting securities.

(20)
The Company generally receives quarterly profit distributions from its equity investments in SLF and GCIC SLF. For the three months ended December 31, 2019 , the Company did not receive a profit distribution of its equity investment in SLF. For its equity investment in GCIC SLF, the Company received $1,905 for the three months ended December 31, 2019. See Note 4. Investments.

(21)	The rate shown is the annualized seven-day yield as of December 31, 2019.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	$30	$30	—%	$30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	20	20	—	20
Rubio's Restaurants, Inc.^*	Senior loan	L + 7.00%	(c)	9.1%	10/2019	11,349	11,330	0.5	11,349
Rubio's Restaurants, Inc.	Senior loan	L + 7.00%	(a)(f)	9.62%	10/2019	90	91	—	90
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.06%	12/2023	14,180	14,451	0.6	14,180
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	7.85%	12/2023	40	39	—	40
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
						245,555	250,822	10.8	244,569
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^+	Senior loan	L + 4.75%	(a)	6.79%	05/2021	2,108	2,136	0.1	2,108
Buildings and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.12%	08/2020	26,730	26,930	1.2	26,730
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	7.13%	08/2020	668	671	—	668
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(3)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	1,015	1,058	0.1	1,015
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	923	940	—	923
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	443	462	—	443
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(c)	6.54%	03/2024	283	287	—	283
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	41,896	42,320	1.9	41,896
MRI Software LLC^*+	One stop	L + 5.75%	(a)	7.80%	06/2023	30,692	31,364	1.4	30,692
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	7,601	7,834	0.3	7,601
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	6,561	6,841	0.3	6,561
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	4,604	4,793	0.2	4,604
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	3,231	3,369	0.1	3,231
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	2,068	2,157	0.1	2,068
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	1,207	1,256	0.1	1,207
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	696	708	—	696
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	292	289	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	06/2023	292	290	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	06/2023	192	191	—	192
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	97	96	—	97
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	8.35%	05/2022	1,654	1,207	0.1	1,183
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	N/A(6)	05/2022	—	(64)	—	(64)
						131,145	132,992	5.8	130,610
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.85%	02/2020	3,306	3,345	0.1	3,306
Flexan, LLC^	One stop	L + 5.75%	(c)	7.85%	02/2020	1,556	1,575	0.1	1,556
Flexan, LLC	One stop	P + 4.50%	(f)	9.50%	02/2020	30	31	—	30
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	12,832	12,982	0.6	12,832
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	855	890	—	855
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		1.81% (19)			$9,963	0.4%	$9,963
Total money market funds					$9,963	0.4%	$9,963
Total investments and money market funds					$4,401,733	193.5%	$4,302,895

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019.

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

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, total non-qualifying assets at fair value represented 7.8% of the Company's total assets calculated in accordance with the 1940 Act.

(9)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in the United Kingdom.

(11)	The headquarters of this portfolio company is located in Australia.

(12)	The headquarters of this portfolio company is located in Canada.

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments occurs through a holding company or partnership.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

(15)	The Company holds an equity investment that entitles it to receive preferential dividends.
(16)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)(l)	Redemptions (cost)	Transfer in/out (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$4,496	$535	$(385)	$205	$(40)	$(1,064)	$3,747	$—	$623	$—
Switchfly LLC	2,788	408	—	4,983	(339)	(57)	7,783	—	139	—
Uinta Brewing Company(m)	—	155	—	1,023	(44)	(89)	1,045	—	—	—
Total Non-Controlled Affiliates	$7,284	$1,098	$(385)	$6,211	$(423)	$(1,210)	$12,575	$—	$762	$—

(l)	Purchases at cost includes amounts related to payment-in-kind (“PIK") interest capitalized and added to the principal balance of the respective loans.
(m)	During the three months ended March 31, 2019, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(17)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2019 were as follows:

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

(n)
As of September 30, 2019, together with RGA Reinsurance Company (“RGA”), the Company co-invested through SLF. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.

(o)
As of September 30, 2019, together with Aurora National Life Assurance Company (“Aurora”), the Company co-invested through GCIC SLF, following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.

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
Notes to Consolidated Financial Statements (unaudited)
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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Investment Advisory Agreement (defined below) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “Merger”). Upon consummation of the Merger, the Company entered into the Third Amended and Restated Investment Advisory Agreement dated as of September 16, 2019 with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement replaced the Second Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of August 4, 2014 (the “Prior Investment Advisory Agreement”). Refer to Note 3 for more information on the Investment Advisory Agreement and the Prior Investment Advisory Agreement.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

Use of estimates:  The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2014 Issuer, 2018 Issuer, Funding, Funding II, GCIC Funding, GCIC Holdings, GCIC 2018 Issuer and GCIC Funding II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.

Refer to Note 5 for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2019 and 2018, interest income included $3,968 and $1,953, respectively, of accretion of discounts. For the three months ended December 31, 2019 and 2018, the Company received loan origination fees of $4,295 and $3,048, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2019 and 2018, the Company recorded PIK income of $1,233 and $125, respectively, and received PIK payments in cash of $36 and $41, respectively.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2019 and 2018, fee income included $63 and $395, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2019 and 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $73,786 and $37,650, respectively.

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

For the three months ended December 31, 2019 and 2018, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $34 and $39, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three months ended December 31, 2019 and 2018, the Company recorded dividend income of $1,905 and $0, respectively, and return of capital distributions of $4,375 and $2,275, respectively, from the Company's investment in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans is recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $53,127 and $13,663 as of December 31, 2019 and September 30, 2019, respectively.

Purchase accounting: The Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2019 and 2018, was $11,837 and $0, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. deferral excise tax was incurred for each of the three months ended December 31, 2019 and 2018.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2019. The Company's tax returns for the 2016 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends and distributions:  Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who participate in the DRIP will have their cash distribution reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares under the guidelines of the DRIP if the Company’s shares are trading at a premium to net asset value. The Company can purchase shares in the open market in connection with the obligations under the plan, and in particular, if the Company’s shares are trading at a significant discount to net asset value (“NAV”) and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2019 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Effective as of August 6, 2019, the Program permits repurchases of up to $150,000 of the Company's common stock. Prior to such date, the Program permitted up to $75,000 of repurchases. The Company did not make any repurchases of its common stock during each of the three months ended December 31, 2019 and 2018.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2019 and September 30, 2019, the Company had deferred debt issuance costs of $5,430 and $4,939, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2019 and 2018, was $571 and $669, respectively.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on July 11, 2019. The Board noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee or the management or incentive fee rates and that the changes, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. At a meeting of the Company's stockholders held on September 4, 2019, the Company's stockholders voted to the approve the Investment Advisory Agreement, which was entered into and effective as of September 16, 2019, the closing of the Merger, and will continue for an initial two-year term. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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
Notes to Consolidated Financial Statements (unaudited)
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

For the three months ended December 31, 2019 and 2018, the Income Incentive Fee incurred was $5,904 and $2,461, respectively.

The Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, excludes the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC common stock in the Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2019, the Company did not accrue a capital gain incentive fee and for the three months ended December 31, 2018, the Company had a reversal of the accrual of the capital gain incentive fee of $478 in accordance with GAAP. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2019 and September 30, 2019, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition,

As of December 31, 2019 and September 30, 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and other liabilities is $1,402 and $639 as of December 31, 2019 and September 30, 2019, respectively, for accrued allocated shared services under the Administration Agreement. As of September 30, 2019, also included in accounts payable and other liabilities, is $763 of accrued allocated shared service fees payable to the Administrator that was assumed from GCIC in the Merger.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2019 and 2018, were $1,685 and $364, respectively.

As of December 31, 2019 and September 30, 2019, included in accounts payable and other liabilities were $1,605 and $922, respectively, for expenses paid on behalf of the Company by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $763 of expenses paid on behalf of GCIC by the Administrator and were assumed in the Merger and were paid by the Company to the Administrator in December 2019.

As of September 30, 2019, included in accounts payable and other liabilities were $3,394 for an income incentive fee, $1,377 for a capital gain incentive fee, $4,464 for base management fees and $10,071 for a subordinated liquidation fee, each of which were payable by GCIC pursuant to its investment advisory agreement with the Investment Adviser and were assumed in the Merger. In October 2019, the Company paid the Investment Adviser the outstanding payable balances assumed in the Merger. The investment advisory agreement between the Investment Adviser and GCIC was terminated in connection with the closing of the Merger.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company entered into an amendment to the Adviser Revolver to, among other things, (a) extend the maturity date from June 22, 2019 to June 21, 2022 and (b) increase the borrowing capacity from $20,000 to $40,000. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Effective September 16, 2019, the Company assumed, as a result of the Merger, an unsecured revolving credit facility with the Investment Adviser (“Adviser Revolver II”) that had a credit limit of $40,000. In connection with the amendment to the Adviser Revolver on October 28, 2019, the Company terminated the Adviser Revolver II.

During the three months ended December 31, 2019 and 2018, the Company did not sell investments or unfunded commitments to SLF. Effective September 16, 2019, the Company acquired its investment in GCIC SLF as a result of the Merger. During the three months ended December 31, 2019, the Company did not sell investments or unfunded commitments to GCIC SLF.

During the three months ended December 31, 2019 and 2018, SLF incurred an administrative service fee of $61 and $80, respectively. During the three months ended December 31, 2019, GCIC SLF incurred an administrative service fee of $45.

On September 16, 2019, the Company completed its acquisition of GCIC. Refer to Note 1 for more information regarding the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of December 31, 2019 and September 30, 2019 consisted of the following:

	As of December 31, 2019			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$557,806	$558,976	$545,176	$601,788	$605,606	$589,340
One stop	3,714,661	3,749,488	3,676,789	3,514,266	3,559,030	3,474,116
Second lien	19,781	20,046	19,781	19,473	19,745	19,473
Subordinated debt	510	516	510	369	375	369
LLC equity interests in the SLFs(1)	N/A	123,112	119,078	N/A	127,487	123,644
Equity	N/A	78,800	86,982	N/A	79,527	85,990
Total	$4,292,758	$4,530,938	$4,448,316	$4,135,896	$4,391,770	$4,292,932

(1)	SLF’s and GCIC SLF's proceeds from the LLC equity interests invested in SLF and GCIC SLF, respectively, were utilized to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2019		As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$950,683	21.0%	$919,868	21.0%
Midwest	1,008,301	22.3	985,471	22.4
West	730,850	16.1	748,104	17.0
Southeast	977,527	21.6	944,794	21.5
Southwest	430,209	9.5	453,239	10.3
Northeast	308,056	6.8	217,138	4.9
Canada	101,024	2.2	99,823	2.3
United Kingdom	21,048	0.5	21,080	0.5
Australia	2,265	0.0 *	2,253	0.1
Luxembourg	975	0.0 *	—	—
Total	$4,530,938	100.0%	$4,391,770	100.0%

Fair Value:
United States
Mid-Atlantic	$931,126	20.9%	$896,202	20.9%
Midwest	986,016	22.2	959,894	22.4
West	717,658	16.1	732,599	17.1
Southeast	964,639	21.7	929,922	21.6
Southwest	419,931	9.4	442,744	10.3
Northeast	304,714	6.9	211,920	4.9
Canada	99,204	2.2	97,392	2.3
United Kingdom	21,772	0.5	20,082	0.5
Australia	2,281	0.1	2,177	0.0 *
Luxembourg	975	0.0 *	—	—
Total	$4,448,316	100.0%	$4,292,932	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2019 and September 30, 2019 were as follows:

	As of December 31, 2019			As of September 30, 2019
Amortized Cost:
Aerospace and Defense	$98,044	2.2%		$92,797	2.1%
Automobile	71,570	1.6		70,401	1.6
Beverage, Food and Tobacco	261,620	5.8		257,594	5.9
Broadcasting and Entertainment	2,127	0.0	*	2,136	0.0	*
Buildings and Real Estate	134,689	3.0		134,083	3.0
Chemicals, Plastics and Rubber	19,107	0.4		19,184	0.4
Containers, Packaging and Glass	991	0.0	*	—	—
Diversified/Conglomerate Manufacturing	126,466	2.8		127,441	2.9
Diversified/Conglomerate Service	1,620,161	35.8		1,470,501	33.5
Ecological	45,782	1.0		44,573	1.0
Electronics	249,253	5.5		257,587	5.9
Finance	19,485	0.4		19,532	0.4
Grocery	441	0.0	*	444	0.0	*
Healthcare, Education and Childcare	784,436	17.3		772,226	17.6
Home and Office Furnishings, Housewares, and Durable Consumer	26,963	0.6		21,551	0.5
Hotels, Motels, Inns, and Gaming	9,523	0.2		8,463	0.2
Insurance	90,414	2.0		105,238	2.4
Investment Funds and Vehicles	123,112	2.7		127,487	2.9
Leisure, Amusement, Motion Pictures, Entertainment	188,889	4.2		186,894	4.3
Mining, Steel, Iron and Non-Precious Metals	4,626	0.1		4,794	0.1
Oil and Gas	36,914	0.9		36,237	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	73,761	1.6		73,146	1.7
Personal, Food and Miscellaneous Services	214,871	4.7		214,582	4.9
Printing and Publishing	10,752	0.2		10,787	0.2
Retail Stores	286,753	6.3		302,054	6.9
Telecommunications	11,239	0.3		11,832	0.3
Textiles and Leather	4,113	0.1		4,080	0.1
Utilities	14,836	0.3		16,126	0.4
Total	$4,530,938	100.0%		$4,391,770	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2019			As of September 30, 2019
Fair Value:
Aerospace and Defense	$97,773	2.2%		$91,651	2.1%
Automobile	71,409	1.6		69,820	1.6
Beverage, Food and Tobacco	258,048	5.8		252,588	5.9
Broadcasting and Entertainment	2,102	0.0	*	2,108	0.1
Buildings and Real Estate	133,688	3.0		133,053	3.1
Chemicals, Plastics and Rubber	18,894	0.5		18,922	0.4
Containers, Packaging and Glass	989	0.0	*	—	—
Diversified/Conglomerate Manufacturing	123,977	2.8		124,040	2.9
Diversified/Conglomerate Service	1,601,872	36.0		1,442,750	33.6
Ecological	45,380	1.0		43,857	1.0
Electronics	241,965	5.4		249,678	5.8
Finance	19,050	0.4		18,883	0.4
Grocery	413	0.0	*	411	0.0 *
Healthcare, Education and Childcare	755,966	17.0		746,484	17.4
Home and Office Furnishings, Housewares, and Durable Consumer	26,509	0.6		20,894	0.5
Hotels, Motels, Inns, and Gaming	9,600	0.2		8,419	0.2
Insurance	90,668	2.0		104,086	2.4
Investment Funds and Vehicles	119,078	2.7		123,644	2.9
Leisure, Amusement, Motion Pictures, Entertainment	186,664	4.2		183,836	4.3
Mining, Steel, Iron and Non-Precious Metals	3,569	0.1		3,747	0.1
Oil and Gas	36,317	0.9		35,612	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	74,115	1.7		73,444	1.7
Personal, Food and Miscellaneous Services	211,264	4.7		208,728	4.9
Printing and Publishing	10,524	0.2		10,427	0.2
Retail Stores	278,871	6.3		294,463	6.9
Telecommunications	11,059	0.3		11,627	0.3
Textiles and Leather	3,960	0.1		3,927	0.1
Utilities	14,592	0.3		15,833	0.4
Total	$4,448,316	100.0%		$4,292,932	100.0%
* Represents an amount less than 0.1%.

Senior Loan Fund LLC:

The Company co-invested with RGA in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of SLF were approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF could have ceased making new investments upon notification of either member but operations would have continued until all investments were sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 6.

As of December 31, 2019 and September 30, 2019, SLF was capitalized by LLC equity interest subscriptions from its members. As of December 31, 2019 and September 30, 2019, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2019 and September 30, 2019, SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2019		As of September 30, 2019
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$80,580	$200,000	$85,580
Total	$200,000	$80,580	$200,000	$85,580

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
SLF entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of December 31, 2019 allowed SLF II to borrow up to $52,252 at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2022. As of December 31, 2019 and September 30, 2019, SLF II had outstanding debt under the SLF Credit Facility of $52,252 and $75,581, respectively. As of December 31, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of December 31, 2019 and September 30, 2019, SLF had total assets at fair value of $133,198 and $161,018, respectively. As of December 31, 2019, SLF had loans in two portfolio companies on non-accrual status with a fair value of $4,948. As of September 30, 2019, SLF had loans in two portfolio companies on non-accrual status with a fair value of $4,987. The portfolio companies in SLF are in industries and geographies similar to those in which the Company invests directly. Additionally, as of December 31, 2019 and September 30, 2019, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $3,546 and $3,377, respectively.

Below is a summary of SLF’s senior secured loan portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2019 and September 30, 2019:

	As of December 31, 2019	As of September 30, 2019
Senior secured loans(1)	$119,781	$154,254
Weighted average current interest rate on senior secured loans(2)	7.4%	7.4%
Number of borrowers in SLF	21	27
Largest portfolio company investment(1)	$10,574	$12,654
Total of five largest portfolio company investments(1)	$46,830	$54,268

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

SLF Investment Portfolio as of December 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.3%	$2,954	$2,953
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	6.9	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	10.4	2,139	4
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	6.9	422	253
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	6.9	308	108
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.5	6,022	6,022
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.7	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	2,427	2,427
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	22	22
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	5.8	4,761	4,761
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	N/A(6)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	5,889	5,889
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	1,636	1,636
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.3	178	178
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	6.8	10,058	10,058
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.8	4,288	4,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	2,271	2,271
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	118	118
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	63	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	7.9	1,338	1,310
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	7.9	1,286	1,260
Paradigm DKD Group, LLC(4)(5)	Buildings and Real Estate	Senior loan	05/2022	8.2	1,480	958
Paradigm DKD Group, LLC(4)(5)(7)	Buildings and Real Estate	Senior loan	05/2022	8.2	(16)	(78)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	5.8	5,251	5,251
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.1	4,454	4,320
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.1	61	59
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	52	51
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	10,021	10,021
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.5	308	308
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	146	146
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	99	99
Rubio's Restaurants, Inc (4)	Beverage, Food and Tobacco	Senior loan	04/2021	9.46% cash/4.00% PIK	4,907	4,953
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35% cash/1.00% PIK	4,333	3,899

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

SLF Investment Portfolio as of December 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4%	$70	$63
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	45	40
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.1	9,561	9,561
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.0	201	201
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	4,178	3,844
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	3,276	3,014
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	558	513
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.7	417	383
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	207	190
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.7	7,800	7,800
WIRB-Copernicus Group, Inc(4)	Healthcare, Education and Childcare	Senior loan	08/2022	5.9	5,539	5,539
Total senior loan investments					$119,781	$112,931

Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	$1,477
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	45
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,632
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	224
Total equity investments						$3,378
Total investments					$119,781	$116,309

(1)	Represents the weighted average annual current interest rate as of December 31, 2019. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of December 31, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of December 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3%	$52	$51
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	10,047	10,047
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc(4)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	Electronics	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	$62
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	3,017
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,526
W3 Co. (8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of each of December 31, 2019 and September 30, 2019, the Company had committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of December 31, 2019 and September 30, 2019, $70,507 and $74,883, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2019 and 2018, the Company received $0, and $0, respectively, in dividend income from the LLC equity interests in SLF.

See below for certain summarized financial information for SLF as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019 and 2018:

	As of December 31, 2019	As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$116,309	$152,259
Cash and other assets	16,889	8,759
Total assets	$133,198	$161,018
Senior credit facility	$52,252	$75,581
Other liabilities	416	424
Total liabilities	52,668	76,005
Members’ equity	80,530	85,013
Total liabilities and members' equity	$133,198	$161,018

	Three months ended December 31,
	2019	2018
Selected Statement of Operations Information:
Interest income	$2,800	$3,636
Fee income	—	9
Total investment income	2,800	3,645
Interest and other debt financing expense	634	1,187
Administrative service fee	61	80
Other expenses	(15)	24
Total expenses	680	1,291
Net investment income	2,120	2,354
Net realized gain (loss) on investments	—	(1,314)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(918)
Net increase (decrease) in members' equity	$517	$122

GCIC Senior Loan Fund LLC:

Following the acquisition of GCIC SLF in the Merger, the Company co-invested with Aurora, a wholly-owned subsidiary of RGA Reinsurance Company, in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. The Company acquired the investment in GCIC SLF through its acquisition of GCIC on September 16, 2019. GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of each of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). GCIC SLF could have ceased making new investments upon notification of either member but operations would have continued until all investments were sold or paid-off in the normal course of business. Investments held by GCIC SLF are measured at fair value by GCIC SLF using the same valuation methodologies as described in Note 6.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2019 and September 30, 2019, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. As of December 31, 2019 and September 30, 2019, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to its members in accordance with their respective ownership interests.

As of December 31, 2019 and September 30, 2019, GCIC SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2019		As of September 30, 2019
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
GCIC SLF entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of December 31, 2019 and September 30, 2019 allowed GCIC SLF II to borrow up to $44,416 and $59,559 at any one time outstanding, subject to leverage and borrowing base restrictions, and which bears interest at one-month LIBOR plus 2.05%.

As of December 31, 2019 and September 30, 2019, GCIC SLF had total assets at fair value of $100,304 and $116,195. As of December 31, 2019 and September 30, 2019, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company invests directly. Additionally, as of December 31, 2019 and September 30, 2019, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $4,431 and $7,011, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of December 31, 2019 and September 30, 2019:

	As of	As of
	December 31, 2019	September 30, 2019
Senior secured loans (1)	$96,073	$112,864
Weighted average current interest rate on senior secured loans (2)	7.2%	7.2%
Number of borrowers in GCIC SLF	22	28
Largest portfolio company investment (1)	$8,442	$8,464
Total of five largest portfolio company investments (1)	$34,699	$34,273

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of December 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.3%	$1,906	$1,905
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.5	3,159	3,159
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	6.7	3,800	3,796
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	5,777	5,777
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	41	41
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	2,798	2,659
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	1,126	1,069
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	579	550
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	197	187
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	88	84
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	84	80
Elite Sportswear, L.P.(3)(5)	Retail Stores	Senior loan	12/2021	N/A(4)	—	(19)
Elite Sportswear, L.P.(3)(5)	Retail Stores	Senior loan	12/2021	N/A(4)	—	(1)
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	2,628	2,628
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	730	730
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.3	79	79
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.6	5,271	5,271
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	6.8	4,323	4,323
III US Holdings, LLC(3)	Diversified/Conglomerate Service	Senior loan	09/2022	9.8	4,253	4,253
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.3	1,953	1,953
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.3	102	102
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.3	54	54
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.29% cash/0.75% PIK	5,953	5,477
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,565	2,565
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	5.8	4,901	4,901
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.1	8,103	7,860
1A Smart Start LLC(3)	Automobile	Senior loan	06/2022	7.1	61	59
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.1	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	2,419	2,419
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	366	366
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	146	146
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.5	82	82
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	5,894	5,894
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	1,149	1,149
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	619	619
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	536	536
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	244	244
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	04/2021	9.46% cash/4.00% PIK	1,647	1,663
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.1	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.0	241	241
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	5,880	5,704
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	290	288
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	100	96

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of December 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7%	$1,006	$926
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	789	726
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	135	124
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	50	46
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.7	2,152	2,152
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.7	1,000	1,000
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	5.9	5,300	5,300
Total investments					$96,073	$94,759

(1)	Represents the weighted average annual current interest rate as of December 31, 2019. All interest rates are payable in cash except where PIK is shown.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of December 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(5)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$1,152	$1,152
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	537	537
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	Electronics	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	1,009	908
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of each of December 31, 2019 and September 30, 2019, the Company had committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2019 and September 30, 2019, $48,356 and $48,356, respectively, of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For three months ended December 31, 2019, the Company earned $1,905 in dividend income from the LLC equity interest in GCIC SLF.

See below for certain summarized financial information for GCIC SLF as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019:

	As of December 31, 2019	As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$94,759	$111,568
Cash and other assets	5,545	4,627
Total assets	$100,304	$116,195
Senior credit facility	$44,416	$59,559
Other liabilities	329	341
Total liabilities	44,745	59,900
Members’ equity	55,559	56,295
Total liabilities and members' equity	$100,304	$116,195

For the three months ended December 31, 2019
Selected Statement of Operations Information:
Interest income	$2,081
Total investment income	2,081
Interest and other debt financing expenses	512
Administrative service fee	45
Other expenses	(24)
Total expenses	533
Net investment income	1,548
Net change in unrealized appreciation (depreciation) on investments	(108)
Net increase in members' equity	$1,440

Note 5. Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The outstanding forward currency contracts as of December 31, 2019 and September 30, 2019 were as follows:

As of December 31, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$—	$(868)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(319)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(79)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(99)
						$—	$(1,365)

As of September 30, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$—	$(114)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(1)
						$—	$(115)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2019 and September 30, 2019.

As of December 31, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(1,365)	$(1,365)	$1,200	$(165)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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
The impact of derivative transactions for the three months ended December 31, 2019 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the three months ended December 31, 2019
Foreign exchange	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the three months ended December 31, 2019
Foreign exchange	$(1,250)

The following table is a summary of the average outstanding volume for forward currency contracts for the three months ended December 31, 2019:

Average U.S. Dollar notional outstanding	For the three months ended December 31, 2019
Forward currency contracts	$29,997

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On February 6, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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
Notes to Consolidated Financial Statements (unaudited)
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

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2019 and September 30, 2019, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company bases its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2019 and September 30, 2019:

As of December 31, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,242,256	$4,242,256
Equity investments(1)	—	—	86,982	86,982
Money market funds(1)(2)	34,910	—	—	34,910
Investments measured at NAV(3)(4)	—	—	—	119,078
Total assets, at fair value:	$34,910	$—	$4,329,238	$4,483,226
Liabilities at fair value:
Forward currency contracts	$—	$(1,365)	$—	$(1,365)
Total liabilities, at fair value:	$—	$(1,365)	$—	$(1,365)

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,083,298	$4,083,298
Equity investments(1)	—	—	85,990	85,990
Money market funds(1)(2)	9,963	—	—	9,963
Investment measured at NAV(3)(4)	—	—	—	123,644
Total assets, at fair value:	$9,963	$—	$4,169,288	$4,302,895
Liabilities at fair value:
Forward currency contracts	$—	$(115)	$—	$(115)
Total liabilities, at fair value:	$—	$(115)	$—	$(115)

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

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

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2019 and 2018, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2019 and 2018 was $10,027 and $827, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	14,691	1,716	16,407
Realized gain (loss) on investments	59	2,597	2,656
Funding of (proceeds from) revolving loans, net	239	—	239
Fundings of investments	294,799	2,015	296,814
PIK interest	1,633	—	1,633
Proceeds from principal payments and sales of portfolio investments	(144,594)	(5,336)	(149,930)
Accretion of discounts and amortization of premiums	(7,869)	—	(7,869)
Fair value, end of period	$4,242,256	$86,982	$4,329,238

	For the three months ended December 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(2,139)	2,482	343
Realized gain (loss) on investments	164	(2,112)	(1,948)
Funding of (proceeds from) revolving loans, net	2,531	—	2,531
Fundings of investments	190,632	5,099	195,731
PIK interest	543	—	543
Proceeds from principal payments and sales of portfolio investments	(60,270)	(1,076)	(61,346)
Accretion of discounts and amortization of premiums	1,953	—	1,953
Fair value, end of period	$1,804,465	$45,099	$1,849,564

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 and September 30, 2019.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$527,931	Market rate approach	Market interest rate	4.3% - 12.8% (6.6%)
		Market comparable companies	EBITDA multiples	7.0x - 23.5x (12.8x)
	11,204	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(3)(4)	$3,629,703	Market rate approach	Market interest rate	5.5% - 21.8% (7.9%)
		Market comparable companies	EBITDA multiples	5.0x - 33.0x (14.9x)
			Revenue multiples	2.0x - 11.0x (6.3x)
Subordinated debt and second lien loans(5)	$20,291	Market rate approach	Market interest rate	4.0% - 19.5% (11.0%)
		Market comparable companies	EBITDA multiples	9.0x - 17.5x (13.4x)
			Revenue multiples	4.0x - 5.0x (4.9x)
Equity(6)(7)	$86,982	Market comparable companies	EBITDA multiples	5.0x - 33.0x (14.3x)
			Revenue multiples	2.0x - 6.5x (4.1x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)	Excludes $6,041 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $47,086 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $3,220,426 and $409,277 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)
The Company valued $20,145 and $146 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(6)	Excludes $119,078 of LLC equity interests in the SLFs at fair value, which the Company valued using the NAV.

(7)	The Company valued $75,808 and $11,174 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$573,582	Market rate approach	Market interest rate	4.3% - 11.3% (6.7%)
		Market comparable companies	EBITDA multiples	7.0x - 24.0x (12.9x)
	9,901	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(3)(4)	$3,466,310	Market rate approach	Market interest rate	5.3% - 30.8% (8.2%)
		Market comparable companies	EBITDA multiples	5.0x - 28.5x (14.3x)
			Revenue multiples	2.0x - 11.0x (5.9x)
Subordinated debt and second lien loans(5)	$19,842	Market rate approach	Market interest rate	7.5% - 19.5% (11.1%)
		Market comparable companies	EBITDA multiples	8.5x - 17.5x (13.3x)
			Revenue multiples	3.0x - 3.0x (3.0x)
Equity(6)(7)	$85,990	Market comparable companies	EBITDA multiples	5.0x - 28.5x (14.1x)
			Revenue multiples	2.0x - 6.5x (4.0x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)	Excludes $5,857 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $7,806 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $3,051,629 and $414,681 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)
The Company valued $19,834 and $8 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(6)	Excludes $123,644 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(7)	The Company valued $74,958 and $11,032 of equity investments using EBITDA and revenue multiples, respectively.
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
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2019 and September 30, 2019.

	As of December 31, 2019		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,264,823	$2,262,900	$2,124,392	$2,125,683
Other short-term borrowings	65,833	65,833	—	—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2019, the Company’s asset coverage for borrowed amounts was 208.7% (excluding the SBA debentures).

Debt Securitizations:

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the December 31, 2019 and September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the three months ended December 31, 2019 and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

2018, the Company had repayments on the 2014 Notes of $6,546 and $8,479, respectively. The 2014 Notes are scheduled to mature on April 25, 2026.

As of December 31, 2019 and September 30, 2019, there were 65 and 68 portfolio companies with a total fair value of $263,709 and $275,727, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2019 based on the last interest rate reset was 1.9%. For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$966	$1,701
Amortization of debt issuance costs	—	110
Total interest and other debt financing expenses	$966	$1,811
Cash paid for interest expense	$1,082	$1,698
Annualized average stated interest rate	3.2%	3.5%
Average outstanding balance	$121,496	$191,216

As of December 31, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$76,751	$8,037	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2019 and September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2019 and September 30, 2019, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of December 31, 2019 and September 30, 2019, there were 94 and 101 portfolio companies, respectively, with a total fair value of $579,205 and $592,462, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2019 based on the last interest rate reset was 2.0%. For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$3,830	$2,225
Amortization of debt issuance costs	106	53
Total interest and other debt financing expenses	$3,936	$2,278
Cash paid for interest expense	$4,040	$—
Annualized average stated interest rate	3.7%	4.3%
Average outstanding balance	$408,200	$204,100

As of December 31, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the December 31, 2019 and September 30, 2019 Consolidated Statement of Financial Condition as debt of the Company. As of December 31, 2019 and September 30, 2019, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2019 and September 30, 2019, there were 109 and 115 portfolio companies, respectively, with a total fair value of $874,372 and $893,003, respectively securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2019 based on the last interest rate reset was 2.0%. For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$5,178	$—
Cash paid for interest expense	5,431	—
Annualized average stated interest rate	3.8%	N/A
Average outstanding balance	$546,500	$—

As of December 31, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2 GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	4.67%	LIBOR + 2.25%

The Investment Adviser serves as collateral manager to the 2014 Issuer, 2018 Issuer and GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement and Prior Investment Advisory Agreement, as applicable, are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer for rendering such collateral management services.

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of December 31, 2019, the 2014 Notes, the 2018 Notes and GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer, respectively, and indentures governing each of the 2014 Notes, the 2018 Notes, and GCIC 2018 Notes include customary covenants and events of default.

SBA Debentures: On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. On January 10, 2017, SBIC VI received a license from the SBA to operate as an SBIC. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they invest as well as the structures of those investments.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of December 31, 2019, SBIC IV, SBIC V and SBIC VI had $90,000, $165,000 and $50,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI had $90,000, $165,000 and $32,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through December 31, 2019, SBIC IV and SBIC V have repaid $60,000 and $10,000 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of December 31, 2019 and September 30, 2019, SBIC VI had $45,000 and $18,000, respectively, of undrawn debenture commitments, of which $0 and $9,500, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of December 31, 2019 is fixed at an average annualized interest rate of 3.3%. For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$2,443	$2,363
Amortization of debt issuance costs	281	218
Total interest and other debt financing expenses	$2,724	$2,581
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	3.2%	3.4%
Average outstanding balance	$301,870	$277,500

Revolving Credit Facilities: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender. On February 4, 2019, the Credit Facility was repaid in full and subsequently terminated. Prior to termination, the Credit Facility allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The Credit Facility bore interest at one-month LIBOR plus 2.15%. In addition to the stated interest rate on the Credit Facility, the Company was required to pay a non-usage fee at a rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility.

As of December 31, 2019 and September 30, 2019, the Company had no outstanding debt under the Credit Facility. For the three months ended December 31, 2019 and 2018, the Company had borrowings on the Credit Facility of $0 and $226,822, respectively, and repayments on the Credit Facility of $0 and $265,593, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$—	$976
Facility fees	—	185
Amortization of debt issuance costs	—	98
Total interest and other debt financing expenses	$—	$1,259
Cash paid for interest expense and facility fees	$—	$1,249
Annualized average stated interest rate	N/A	4.5%
Average outstanding balance	$—	$86,079

On July 20, 2018, the 2010 Issuer entered into a credit facility (as amended, the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. On November 1, 2018, the 2010 Issuer amended the MS Credit Facility to, among other things, increase the size of the MS Credit Facility from $300,000 to $450,000. The other material terms of the MS Credit Facility were unchanged. On November 16, 2018, a portion of the proceeds from the private placement of the 2018 Notes, net of expenses, was used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated. The MS Credit Facility bore interest at a rate equal to one-month LIBOR plus 1.90% and was scheduled to mature on March 20, 2019.

The MS Credit Facility was secured by all of the assets held by the 2010 Issuer. Pursuant to a collateral management agreement, the Investment Adviser had agreed to perform certain duties with respect to the purchase and management of the assets securing the MS Credit Facility. The Investment Adviser was not paid a fee for such services under the collateral management agreement, but was reimbursed for expenses incurred in the performance of such obligations other than any ordinary overhead expenses, which were not reimbursed.

As of December 31, 2019 and September 30, 2019, the Company had no outstanding debt under the MS Credit Facility. For the three months ended December 31, 2019 and 2018, the Company had borrowings on the MS Credit Facility of $0 and $147,100, respectively, and repayments on the MS Credit Facility of $0 and $381,800, respectively.

For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$—	$1,453
Amortization of debt issuance costs	—	190
Total interest and other debt financing expenses	$—	$1,643
Cash paid for interest expense and facility fees	$—	$3,174
Annualized average stated interest rate	N/A	4.2%
Average outstanding balance	$—	$135,661

On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. As of December 31, 2019, the MS Credit Facility II allows Funding II to borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of December 31, 2019 and September 30, 2019, the Company had outstanding debt under the MS Credit Facility II of $385,199 and $259,946, respectively. For the three months ended December 31, 2019 and 2018, the Company had borrowings on the MS Credit Facility II of $131,400 and $0, respectively, and repayments on the MS Credit Facility II of $7,200 and $0, respectively.

For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$3,315	$—
Facility fees	172	—
Amortization of debt issuance costs	184	—
Total interest and other debt financing expenses	$3,671	$—
Cash paid for interest expense and facility fees	2,161	—
Annualized average stated interest rate	3.8%	N/A
Average outstanding balance	$344,794	$—

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent which, as of December 31, 2019, allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.  The WF Credit Facility bears interest at one-month LIBOR plus 2.00%.  The reinvestment period of the WF Credit Facility expires on March 20, 2021 and the WF Credit Facility matures on March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the WF Credit Facility.

The WF Credit Facility is collateralized by all of the assets held by GCIC Funding, and GBDC has pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, to secure the obligations of GBDC as the transferor and servicer under the WF Credit Facility. Both GBDC and GCIC Funding have made

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
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

As of December 31, 2019 and September 30, 2019, the Company had outstanding debt under the WF Credit Facility of $273,995 and $253,847, respectively. As a result of the Merger, the Company assumed $255,861 of debt under the WF Credit Facility. For the three months ended December 31, 2019 and 2018, the Company had borrowings on the WF Credit Facility of $107,331 and $0, respectively, and repayments on the WF Credit Facility of $87,700 and $0, respectively.

For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$2,382	$—
Facility fees	66	—
Total interest and other debt financing expenses	$2,448	$—
Cash paid for interest expense	$2,379	$—
Annualized average stated interest rate	3.8%	N/A
Average outstanding balance	$248,653	$—

Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian,  which as of December 31, 2019 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of December 31, 2019, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

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

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GCIC Funding II through a purchase and sale agreement and causes GCIC Funding II to originate or acquire loans, consistent with the Company’s investment objectives.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2019 and September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $231,496 and $248,042, respectively. As a result of the Merger, the Company assumed $248,042 of debt under the DB Credit Facility. For the three months ended December 31, 2019 and 2018, the Company had borrowings on the DB Credit Facility of $18,000 and $0, respectively, and repayments on the DB Credit Facility of $35,000 and $0, respectively.

For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$2,528	$—
Cash paid for interest expense	2,652	—
Annualized average stated interest rate	4.1%	N/A
Average outstanding balance	$246,297	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000, and simultaneously terminated the Adviser Revolver II, which had been assumed by the Company as a result of the Merger on September 16, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.6% as of December 31, 2019. As of December 31, 2019, the Company had no outstanding debt under the Adviser Revolver. As of September 30, 2019, the Company had no outstanding debt under the Adviser Revolver or the Adviser Revolver II. For the three months ended December 31, 2019, the Company had $57,500 and $0 in borrowings and $57,500 and $0 in repayments on the Adviser Revolver and the Adviser Revolver II, respectively. For the three months ended December 31, 2018, the Company had no borrowings or repayments on the Adviser Revolver. For the three months ended December 31, 2019, the Company incurred $9 in interest expense and $18 in cash was paid for interest on the Adviser Revolver and the Company incurred no interest expense and no cash was paid on the Adviser Revolver II. For the three months ended December 31, 2018, the Company incurred no interest expense and no cash was paid for interest on the Adviser Revolver.

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

As of December 31, 2019, the Company had short-term borrowings of $65,833 and the fair value of the loans associated with the short-term borrowings was $65,834. As of September 30, 2019, the Company had no short-term borrowings. For the three months ended December 31, 2019 and 2018, the annualized effective interest rate on short-term borrowings was 5.0% and 4.9%, respectively, and interest expense was $818 and $212, respectively. The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2019 and 2018, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was ($1,064) and $32, respectively.

For the three months ended December 31, 2019, the average total debt outstanding (including the debt under the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, SBA Debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, WF Credit Facility, DB Credit Facility, Adviser Revolver, Adviser Revolver II and Other Short-Term Borrowings) was $2,284,590. For the three months ended December 31, 2018, the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

average total debt outstanding (including the debt under the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) was $911,608.

For the three months ended December 31, 2019 and 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.9% and 4.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$119,788	$—	$—	$—	$119,788
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization(1)	541,145	—	—	—	541,145
SBA Debentures	305,000	—	78,500	60,250	166,250
WF Credit Facility	273,995	—	—	273,995	—
MS Credit Facility II	385,199	—	—	385,199	—
DB Credit Facility	231,496	—	—	231,496	—
Other short-term borrowings	65,833	65,833	—	—	—
Total borrowings	$2,330,656	$65,833	$78,500	$950,940	$1,235,383

(1) Includes $5,355 of discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.

Note 8. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $216,432 and $261,642 under various undrawn revolvers and other credit facilities as of December 31, 2019 and September 30, 2019, respectively. As described in Note 4, the Company had commitments of up to $104,493 and $100,117 to SLF as of December 31, 2019 and September 30, 2019, respectively, and commitments of up to $61,019 and $61,019 as of December 31, 2019 and September 30, 2019 to GCIC SLF, that could have been contributed primarily for the purpose of funding new investments approved by the investment committees of SLF and GCIC SLF, as applicable.

Indemnifications:  In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of December 31, 2019 and September 30, 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings:  In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	For the three months ended December 31,
Per share data:(1)	2019	2018
Net asset value at beginning of period	$16.76	$16.10
Net increase in net assets as a result of issuance of DRIP shares(2)	0.01	—
Distributions declared:
From net investment income	(0.38)	(0.31)
From capital gains	(0.08)	(0.13)
Net investment income	0.24	0.33
Net realized gain (loss) on investments and foreign currency transactions	0.02	(0.03)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.09	0.01
Net asset value at end of period	$16.66	$15.97
Per share market value at end of period	$18.45	$16.49
Total return based on market value(3)	0.49%	(9.65)%
Number of common shares outstanding	133,805,764	60,422,239

	For the three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	5.85%	8.10%
Ratio of total expenses to average net assets(4)*	7.41%	7.40%
Ratio of incentive fees to average net assets	0.27%	0.20%
Ratio of expenses (without incentive fees) to average net assets*	7.14%	7.20%
Total return based on average net asset value(5)*	8.41%	7.54%
Net assets at end of period	$2,229,082	$964,954
Average debt outstanding	$2,284,590	$911,608
Average debt outstanding per share	$17.07	$15.09
Portfolio turnover*	13.89%	13.69%
Asset coverage ratio(6)	208.67%	234.02%
Asset coverage ratio per unit(7)	$2,087	$2,340
Average market value per unit:(8)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
GCIC Credit Facility	N/A	N/A
MS Credit Facility	N/A	N/A
MS Credit Facility II	N/A	N/A
Revolver	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Adviser Revolver II	N/A	N/A

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

* Annualized for periods less than one year.

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
Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019	2018
Earnings available to stockholders	$47,048	$18,439
Basic and diluted weighted average shares outstanding	132,683,147	60,176,619
Basic and diluted earnings per share	$0.35	$0.31

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended December 31, 2019
11/22/2019	12/12/2019	12/30/2019	$0.46	(1)	$40,820	1,147,564	$20,197
Three months ended December 31, 2018
11/27/2018	12/12/2018	12/28/2018	$0.44	(2)	$22,339	256,785	$4,134

(1)	Includes a special distribution of $0.13 per share.

(2)	Includes a special distribution of $0.12 per share.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 7, 2020, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On January 1, 2020, the Company entered into a purchase agreement with RGA, Aurora, SLF, and GCIC SLF (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RGA and Aurora (together the “Transferors”) agreed to sell their LLC equity interests in SLF and GCIC SLF, respectively, to the Company, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, on or before March 2, 2020, the Company has agreed to pay the Transferors an amount, in cash, equal to the net asset value of their respective LLC equity interests as of December 31, 2019 (the “Net Asset Value”) along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. As a result of the Purchase Agreement, on January 1, 2020, SLF and GCIC SLF became wholly-owned subsidiaries of the Company. In addition, the capital commitments of the Transferors to the SLFs were terminated. As wholly-owned subsidiaries, the assets, liabilities, profit and losses of the SLFs will be consolidated into the Company's financial statements and notes thereto for periods ending on or after January 1, 2020, and will also be included for purposes of determining the Company’s asset coverage ratio.

In connection with the acquisition of the SLF and GCIC SLF LLC equity interests, the Company assumed the liabilities of each of SLF and GCIC SLF, including their respective credit facilities.

On February 4, 2020, the Company's board of directors declared a quarterly distribution of $0.33 per share, which is payable on March 27, 2020 to holders of record as of March 6, 2020.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of December 31, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was approved by our board of directors in July 2019 and by our stockholders in September 2019. The Investment Advisory Agreement was entered into effective as of September 16, 2019 and will continue for an initial two-year term. Prior to September 16, 2019, we were subject to an investment advisory agreement, or the Prior Investment Advisory Agreement. The changes to the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger or acquisition, including our acquisition of Golub Capital Investment Corporation, or GCIC, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $75.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of December 31, 2019 and September 30, 2019, our portfolio at fair value was comprised of the following:

	As of December 31, 2019		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$545,176	12.2%	$589,340	13.7%
One stop	3,676,789	82.7	3,474,116	80.9
Second lien	19,781	0.4	19,473	0.5
Subordinated debt	510	0.0 *	369	0.0 *
LLC equity interests in SLF and GCIC SLF(1)	119,078	2.7	123,644	2.9
Equity	86,982	2.0	85,990	2.0
Total	$4,448,316	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.
(1)
Proceeds from limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, or SLF, and GCIC Senior Loan Fund LLC, or GCIC SLF, were utilized by SLF and GCIC SLF, or the Senior Loan Funds and each a Senior Loan Fund, to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2019 and September 30, 2019, one stop loans included $409.3 million and $414.7 million, respectively, of late stage lending loans at fair value.

As of December 31, 2019 and September 30, 2019, we had debt and equity investments in 250 and 241 portfolio companies, respectively, in addition to an investment in SLF and GCIC SLF as of each such date.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,
	2019	2018
Weighted average annualized income yield (1)	8.0%	8.6%
Weighted average annualized investment income yield (2)	8.4%	9.1%
Total return based on average net asset value (3)*	8.4%	7.5%
Total return based on market value (4)	0.5%	(9.7)%

* Annualized for periods of less than one year.

(1)
Represents income from interest and fees, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, fees and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.

(3)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.”

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

•
fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses;

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

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

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

GC Advisors, as collateral manager for Golub Capital BDC CLO III LLC, or the 2018 Issuer our indirect, wholly-owned subsidiary, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

GC Advisors, as collateral manager for Golub Capital Investment Corporation CLO II LLC, or the GCIC 2018 Issuer, our indirect, wholly-owned subsidiary, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees are paid directly by the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the initial structuring of the $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the $602.4 million term debt securitization, or the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the $908.2 million term debt securitization or the GCIC 2018 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2014 Issuer, the 2018 Issuer, and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2014 Debt Securitization, the 2018 Debt Securitization and GCIC 2018 Debt Securitization, and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

GCIC Acquisition
On September 16, 2019, we completed our acquisition of GCIC, pursuant to that certain Agreement and Plan of Merger, as amended, or the Merger Agreement, dated November 27, 2018, by and among us, GCIC, Fifth Ave Subsidiary Inc., our wholly owned subsidiary, or Merger Sub, GC Advisors, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, or the Initial Merger, with GCIC as the surviving company and immediately following the Initial Merger, GCIC was then merged with and into us, the Initial Merger and subsequent merger referred to as the Merger, with us as the surviving company.

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

Recent Developments

On January 1, 2020, we entered into a purchase agreement, or the Purchase Agreement, with RGA Reinsurance Company, or RGA, Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA, or Aurora and together with RGA, the Transferors, SLF, and GCIC SLF. Prior to entering into the Purchase Agreement, the Transferors owned 12.5% of LLC equity interests in each Senior Loan Fund, while we owned the remaining 87.5% of the LLC equity interests in each Senior Loan Fund. Pursuant to the Purchase Agreement, RGA and Aurora agreed to sell their LLC equity interests in each Senior Loan Fund, to us, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, on or before March 2, 2020, we have agreed to pay each Transferor an amount, in cash, equal to the net asset value of such Transferor's Senior Loan Fund LLC equity interests as of December 31, 2019 (the “Net Asset Value”) along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. As a result of the transactions, on January 1, 2020, SLF and GCIC SLF became wholly-owned subsidiaries of us. In addition, the capital commitments of the Transferors and us to the Senior Loan Funds were terminated. As wholly-owned subsidiaries, the assets, liabilities, income and expenses of the Senior Loan Funds will be consolidated into our financial statements and notes thereto for periods ending on or after January 1, 2020, and will also be included for purposes of determining our asset coverage ratio.

As of January 1, 2020, the date of our acquisition of the SLF LLC equity interests formerly held by RGA pursuant to the Purchase Agreement, we assumed the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which, as of December 31, 2019 allowed SLF II to borrow up to $52.3 million, subject to leverage and borrowing base restrictions, and which bore interest at one-month LIBOR plus 2.05% per annum. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date of the SLF Credit Facility is August 30, 2022.

As of January 1, 2020, the date of our acquisition of all of the GCIC SLF LLC equity interests formerly held by Aurora pursuant to the Purchase Agreement, we assumed a senior secured revolving credit facility, or as amended, the GCIC SLF Credit Facility, that GCIC Senior Loan Fund II, a wholly-owned subsidiary of GCIC SLF, or GCIC SLF II, entered into with Wells Fargo Bank, N.A., which, as of December 31, 2019, allowed GCIC SLF II to borrow up to $44.4 million at any one time outstanding, subject to leverage and borrowing base restrictions, and which bore interest at one-month LIBOR plus 2.05%. The reinvestment period of the GCIC SLF Credit Facility ended September 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date of GCIC SLF Credit Facility is September 28, 2022.

On February 4, 2020, our board of directors declared a quarterly distribution of $0.33 per share, which is payable on March 27, 2020 to holders of record as of March 6, 2020.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2019 and 2018 are as follows:

	For the three months ended December 31,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Interest income	$84,322	$36,897	$47,425
Income from accretion of discounts and origination fees	3,968	1,953	2,015
GCIC acquisition purchase premium amortization	(11,837)	—	(11,837)
Dividend income from LLC equity interests in SLF and GCIC SLF	1,905	—	1,905
Dividend income	34	39	(5)
Fee income	215	522	(307)
Total investment income	78,607	39,411	39,196
Total expenses	45,876	19,594	26,282
Net investment income	32,731	19,817	12,914
Net realized gain (loss) on investment transactions	2,501	(1,978)	4,479
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(61)	600	(661)
Net change in unrealized depreciation on investment transactions due to purchase premium	11,877	—	11,877
Net gain (loss) on investment transactions	14,317	(1,378)	15,695
Net increase (decrease) in net assets resulting from operations	$47,048	$18,439	$28,609
Average earning debt investments, at fair value(1)	$4,190,808	$1,723,801	$2,467,007

(1)	Does not include our investments in LLC equity interests in SLF and GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation and as a result of the acquisition of GCIC pursuant to the Merger. As a result, annual comparisons of net income may not be meaningful.

On September 16, 2019, we completed our acquisition of GCIC. The acquisition was accounted for under the asset acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805-50, Business Combinations — Related Issues. Under asset acquisition accounting, where the consideration paid to GCIC’s stockholders exceeded the relative fair values of the assets acquired and liabilities assumed, the premium paid by us was allocated to the cost of the GCIC assets acquired by us pro-rata based on their relative fair value. Immediately following the acquisition of GCIC, we recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on our Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income with a corresponding reversal of the unrealized depreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, we will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired.

As a supplement to generally accepted accounting principles in the United States of America, or GAAP, financial measures, we have provided the following non-GAAP financial measures that we believe are useful for the reasons described below:

•
“Adjusted Net Investment Income” - excludes the amortization of the purchase price premium and the accrual for the capital gain incentive fee (including the portion of such accrual that is not payable under the Investment Advisory Agreement or Prior Investment Advisory Agreement) from net investment income calculated in accordance with GAAP;

•
“Adjusted Net Realized and Unrealized Gain/(Loss)” - excludes the unrealized loss resulting from the purchase premium write-down and the corresponding reversal of the unrealized loss resulting from the amortization of the premium on loans or from the sale of equity investments from the determination of realized and unrealized gain/(loss) determined in accordance with GAAP; and

•	“Adjusted Net Income” – calculates net income and earnings per share based on Adjusted Net Investment Income and Adjusted Net Realized and Unrealized Gain/(Loss).

	For the three months ended December 31,
	2019	2018
	(In thousands)
Net investment income	$32,731	$19,817
Add: GCIC acquisition purchase premium amortization	11,837	—
Less: Accrual (reversal) for capital gain incentive fee	—	(478)
Adjusted net investment income	$44,568	$19,339

Net gain (loss) on investment transactions	$14,317	$(1,378)
Add: Net change in unrealized depreciation on investment transactions due to purchase premium	(11,877)	—
Adjusted net realized and unrealized gain (loss)	$2,440	$(1,378)

Net increase (decrease) in net assets resulting from operations	$47,048	$18,439
Add: GCIC acquisition purchase premium amortization	11,837	—
Less: Accrual (reversal) for capital gain incentive fee	—	(478)
Add: Net change in unrealized depreciation on investment transactions due to purchase premium	(11,877)	—
Add: Realized loss of the purchase premium on sale of investments	40	—
Adjusted net income	$47,048	$17,961

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

Investment Income

Investment income increased from the three months ended December 31, 2018 to the three months ended December 31, 2019 by $39.2 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $2.5 billion as a result of the acquisition of GCIC on September 16, 2019. This increase in our investment income as a result of an increase in the average balance of our accruing loans was partially offset by amortization of the GCIC acquisition purchase premium.

The income yield by debt security type for the three months ended December 31, 2019 and 2018 was as follows:

	For the three months ended December 31,
	2019	2018
Senior secured	6.9%	7.2%
One stop	8.1%	8.8%
Second lien	11.3%	10.5%
Subordinated debt	10.4%	8.3%

Income yields on one stop and senior secured loans decreased for the three months ended December 31, 2019 primarily due to a decrease in the average LIBOR during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. As of December 31, 2019, we have three second lien investments and four subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,		Variance
	2019	2018	2019 vs. 2018
	(In thousands)
Interest and other debt financing expenses	$21,707	$9,115	$12,592
Amortization of debt issuance costs	571	669	(98)
Base management fee	15,206	6,439	8,767
Income incentive fee	5,904	2,461	3,443
Capital gain incentive fee	—	(478)	478
Professional fees	939	588	351
Administrative service fee	1,402	699	703
General and administrative expenses	147	101	46
Total expenses	$45,876	$19,594	$26,282
Average debt outstanding	$2,284,590	$911,608	$1,372,982

Interest Expense

Interest and other debt financing expenses increased by $12.6 million from the three months ended December 31, 2018 to the three months ended December 31, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $911.6 million for the three months ended December 31, 2018 to $2.3 billion for the three months ended December 31, 2019. For more information about our outstanding borrowings for three months ended December 31, 2019 and 2018, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective average interest rate on our outstanding debt decreased to 3.9% for the three months ended December 31, 2019 from 4.3% for the three months ended December 31, 2018 primarily due to a lower average LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three months ended December 31, 2018 to the three months ended December 31, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable, consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $3.4 million from the three months ended December 31, 2018 to the three months ended December 31, 2019, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, the increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the three months ended December 31, 2019, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income increased to 15.3% for the three months ended December 31, 2019 compared to 11.3% for the three months ended December 31, 2018.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, for the three months ended December 31, 2019 and 2018 was $0 and a reversal of $0.5 million, respectively. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement or Prior

Investment Advisory Agreement. The capital gain incentive fee accrual calculated in accordance with GAAP as of the three months ended December 31, 2019 and 2018 was $0 and $6.7 million, respectively. Any payment due under the terms of the Investment Advisory Agreement or Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year. We paid $1.6 million of Capital Gain Incentive Fees calculated in accordance with the Prior Investment Advisory Agreement as of December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.1 million from the three months ended December 31, 2018 to the three months ended December 31, 2019. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2019 and 2018 were $1.7 million and $0.4 million, respectively.

As of December 31, 2019 and September 30, 2019, included in accounts payable and other liabilities were $1.6 million and $0.9 million, respectively, for expenses paid on behalf of us by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $0.8 million of expenses paid on behalf of GCIC by the Administrator, which were assumed in the Merger.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variance
	2019	2018	2019 vs. 2018
	(In thousands)
Net realized gain (loss) on investments	$2,656	$(1,948)	$4,604
Foreign currency transactions	(155)	(30)	(125)
Net realized gain (loss) on investment transactions	$2,501	$(1,978)	$4,479
Unrealized appreciation on investments	38,067	16,124	21,943
Unrealized (depreciation) on investments	(21,659)	(15,781)	(5,878)
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	(192)	106	(298)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(3,150)	151	(3,301)
Unrealized appreciation (depreciation) on forward currency contracts	(1,250)	—	(1,250)
Net change in unrealized appreciation (depreciation) on investment transactions	$11,816	$600	$11,216

(1)
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger and was not held during for the three months ended December 31, 2018.

During the three months ended December 31, 2019, we had a net realized gain of $2.5 million primarily due to sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2019, we had $38.1 million in unrealized appreciation on 222 portfolio company investments, which was offset by $21.7 million in unrealized depreciation on 218 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of unrealized depreciation as a result of the purchase premium amortization. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three months ended December 31, 2019.

For the three months ended December 31, 2018, we had $16.1 million in unrealized appreciation on 154 portfolio company investments, which was offset by $15.8 million in unrealized depreciation on 178 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2018 resulted from the reversal of the net unrealized depreciation associated with the sale/write-off of two portfolio company equity investments and an increase in fair value of several portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, and negative credit related adjustments that caused a reduction in fair value in several portfolio company investments during the three months ended December 31, 2018.

For the three months ended December 31, 2019, we had $0.2 million in unrealized depreciation on our investments in SLF and GCIC SLF LLC equity interests. The unrealized appreciation on our investment in SLF of $0.5 million was primarily driven by net investment income earned by SLF netted against negative credit adjustments at SLF. The unrealized depreciation on our investment in GCIC SLF of $0.7 million was primarily driven by net investment income earned by GCIC SLF netted against dividends GCIC SLF paid to us of $1.9 million during the three months ended December 31, 2019. We did not receive any dividends from SLF during the three months ended December 31, 2019.

For the three months ended December 31, 2018, we had $0.1 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with SLF's investment portfolio netted against net investment income at SLF. We did not receive any dividends from SLF during the three months ended December 31, 2018.

Liquidity and Capital Resources

For the three months ended December 31, 2019, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $49.0 million. During the period, cash used in operating activities was $112.2 million, primarily as a result of fundings of portfolio investments of $296.8 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $154.3 million and net investment income of $32.7 million. Lastly, cash provided by financing activities was $161.2 million, primarily driven by borrowings on debt of $332.3 million and proceeds from short-term borrowings of $64.8 million which were partially offset by repayments of debt of $193.9 million and distributions paid of $40.8 million.

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

As of December 31, 2019 and September 30, 2019, we had cash and cash equivalents of $18.9 million and $6.5 million, respectively. In addition, we had foreign currencies of $0.5 million and $0.1 million as of December 31, 2019 and September 30, 2019, respectively, restricted cash and cash equivalents of $112.4 million and $76.4 million as of December 31, 2019 and September 30, 2019, respectively, and restricted foreign currencies of $1.4 million and $1.3 million as of December 31, 2019 and September 30, 2019, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

MS Credit Facility II - As of December 31, 2019 and September 30, 2019, we had $385.2 million and $259.9 million outstanding under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements), respectively. As of December 31, 2019, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, to temporarily borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2019 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $114.8 million and $40.1 million of remaining commitments, respectively, and $2.1 million and less than $1.0 million of availability, respectively, on the MS Credit Facility II.

In connection with entry into the MS Credit Facility II, on February 4, 2019, Golub Capital BDC Funding LLC, or Funding, repaid all $97.1 million of the debt outstanding on the Credit Facility (as defined in Note 7 of our consolidated financial statements). Following such repayment, the agreements governing the Credit Facility were terminated. Prior to termination, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

WF Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the WF Credit Facility (as defined in Note 7 of our consolidated financial statements), which as of December 31, 2019, allowed GCIC Funding LLC, or GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2019 and September 30, 2019, we had outstanding debt under the WF Credit Facility of $274.0 million and $253.8 million, respectively. As of December 31, 2019 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $26.0 million and $46.2 million of remaining commitments, respectively, and $15.2 million and $0.5 million of availability, respectively, on the WF Credit Facility.

DB Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the DB Credit Facility (as defined in Note 7 of our consolidated financial statements), which as of December 31, 2019, allowed GCIC Funding II LLC, or GCIC Funding II, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2019 and September 30, 2019, we had outstanding debt under the DB Credit Facility of $231.5 million and $248.0 million, respectively. As of December 31, 2019 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $18.5 million and $2.0 million of remaining commitments, respectively, and $8.0 million and $0.1 million of availability, respectively, on the DB Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of December 31, 2019. On October 28, 2019, we increased the borrowing capacity from $40.0 million to $100.0 million. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of December 31, 2019 and September 30, 2019, we had no amounts outstanding on the Adviser Revolver.

Adviser Revolver II - Effective September 16, 2019, we assumed as a result of the Merger, Adviser Revolver II (as defined in Note 7 of our consolidated financial statements), which permitted us to borrow up to $40.0 million at any one time outstanding as of September 30, 2019. On October 28, 2019, in connection with the upsize to the Adviser Revolver, we terminated the Adviser Revolver II. As of September 30, 2019, we had no amounts outstanding on the Adviser Revolver II.

Debt Securitizations

2014 Debt Securitization - On June 5, 2014, we completed the 2014 Debt Securitization. On March 23, 2018, we amended the 2014 Debt Securitization to, among other things, refinance the notes issued by the 2014 Issuer, or the 2014 Notes, by redeeming the 2014 Notes then outstanding and issuing (a) new Class A-1-R 2014 Notes in an aggregate principal amount of $191.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, (b) new Class A-2-R 2014 Notes in an aggregate principal amount of $20.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, (c) new Class B-R 2014 Notes in an aggregate principal amount of $35.0 million that bear interest at a rate of three-month LIBOR plus 1.40%, and (d) new Class C-R 2014 Notes in an aggregate principal amount of $37.5 million that bear interest at a rate of three-month LIBOR plus 1.55%. The Class C-R 2014 Notes were retained by us, and we remain the sole owner of the equity of the 2014 Issuer.

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the December 31, 2019 and September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of December 31, 2019 and September 30, 2019, we had outstanding debt under the 2014 Debt Securitization of $119.8 million and $126.3 million, respectively.

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the 2018 Notes, including $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. We indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes.

The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2019 and September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of December 31, 2019 and September 30, 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the GCIC 2018 Notes, including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, $38.5 million of AAA Class A-2 GCIC 2018 Notes, and $18.0 million of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, GCIC indirectly retained, and we assumed in the Merger, all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27.0 million, $95.0 million, $60.0 million, and $179.7 million, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the September 30, 2019, Consolidated Statement of Financial Condition as our debt. As of December 31, 2019 and September 30, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of December 31, 2019 and September 30, 2019, we had outstanding debt under the GCIC 2018 Debt Securitization of $541.1 million and $541.0 million, respectively.

SBA Debentures

Under present small business investment company, or SBIC, regulations, the maximum amount of debentures guaranteed by the U.S. Small Business Administration, or SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of December 31, 2019, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $90.0 million, $165.0 million, and $50.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI, had $90.0 million, $165.0 million and $32.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through December 31, 2019, SBIC IV and SBIC V have repaid $60.0 million and $10.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of December 31, 2019 and September 30, 2019, SBIC VI had $45.0 million and $18.0 million, respectively, of undrawn debenture commitments which were available to be drawn, subject to SBA regulatory requirements.

In August 2019, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the three months ended December 31, 2019 and 2018.

As of December 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2019, our asset coverage for borrowed amounts was 208.7% (excluding the SBA debentures).

As of December 31, 2019 and September 30, 2019, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF, totaling $216.4 million and $261.6 million, respectively. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of December 31, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our DRIP as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend or refinance our leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2019 and September 30, 2019, we had investments in 250 and 241 portfolio companies, respectively, with a total fair value of $4.3 billion and $4.1 billion, respectively, and had investments in SLF and GCIC SLF with a total fair value of $119.1 million and $123.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,
	2019		2018
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$11,610	4.3%	$40,956	20.2%
One stop	257,329	94.9	157,017	77.3
Subordinated debt	138	0.1	—	—
Equity	2,015	0.7	5,098	2.5
Total new investment commitments	$271,092	100.0%	$203,071	100.0%

For the three months ended December 31, 2019 and 2018, we had approximately $154.3 million and $63.6 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2019(1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$541,731	$550,235	$539,135	$586,039	$597,033	$583,483
Non-accrual(3)	16,075	8,741	6,041	15,749	8,573	5,857
One stop:
Performing	3,647,340	3,689,602	3,629,703	3,502,213	3,548,330	3,466,310
Non-accrual(3)	67,321	59,886	47,086	12,053	10,700	7,806
Second lien:
Performing	19,781	20,046	19,781	19,473	19,745	19,473
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	510	516	510	369	375	369
Non-accrual(3)	—	—	—	—	—	—
LLC equity interests in SLF and GCIC SLF(4)	N/A	123,112	119,078	N/A	127,487	123,644
Equity	N/A	78,800	86,982	N/A	79,527	85,990
Total	$4,292,758	$4,530,938	$4,448,316	$4,135,896	$4,391,770	$4,292,932

(1)
As of December 31, 2019, $229.8 million and $218.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.

(2)
As of September 30, 2019, $218.8 million and $204.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.

(3)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(4)	Proceeds from the LLC equity interests invested in SLF and GCIC SLF were utilized by SLF and GCIC SLF to invest in senior secured loans.
As of December 31, 2019, we had loans in seven portfolio companies on non-accrual status and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.6% and 1.3%, respectively.  As of September 30, 2019, we had loans in five portfolio companies on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively. As of December 31, 2019 and September 30, 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 98.8% and 98.7%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2019 and 2018, respectively:

	For the three months ended December 31,
	2019	2018
Weighted average rate of new investment fundings	7.4%	7.7%
Weighted average spread over LIBOR of new floating rate investment fundings	5.6%	5.3%
Weighted average fees of new investment fundings	1.4%	1.3%
Weighted average rate of sales and payoffs of portfolio investments(1)	7.8%	8.5%

(1)	Excludes exits on investments on non-accrual status.

As of December 31, 2019, 91.6% and 91.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2019, 92.3% and 92.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2019 and September 30, 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF and GCIC SLF) was $30.3 million and $28.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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
3
Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower could be out of compliance with debt covenants; however, loan payments are generally not past due.

2
Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2019 and September 30, 2019:

	As of December 31, 2019		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$176,411	4.0%	$115,318	2.7%
4	3,861,016	86.8	3,787,809	88.2
3	322,177	7.2	337,358	7.9
2	88,676	2.0	52,434	1.2
1	36	0.0*	13	0.0*
Total	$4,448,316	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.

Senior Loan Fund LLC

Through December 31, 2019, we co-invested with RGA, in senior secured loans through SLF. On January 1, 2020, we entered into the Purchase Agreement to purchase RGA's LLC equity interests in SLF. As of January 1, 2020, we owned 100% of SLF and the assets and liabilities of SLF were consolidated into us. Prior to our purchase of RGA's LLC equity interests in SLF, SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were required to be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA).

As of December 31, 2019, SLF was capitalized by LLC equity interest subscriptions from its members. As of December 31, 2019 and September 30, 2019, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses were allocated to us and RGA in accordance with our respective ownership interests.

As of December 31, 2019 and September 30, 2019, SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2019		As of September 30, 2019
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$200,000	$80,580	$200,000	$85,580
Total	$200,000	$80,580	$200,000	$85,580

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
Pursuant to the Purchase Agreement, effective on January 1, 2020, RGA's commitments to SLF were canceled in conjunction with our purchase of RGA's LLC equity interests.

As of December 31, 2019, the SLF Credit Facility allowed SLF II to borrow up to $52.3 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2022. As of December 31, 2019 and September 30, 2019, SLF II had outstanding debt under the SLF Credit Facility of $52.3 million and $75.6 million, respectively. As of December 31, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of December 31, 2019 and September 30, 2019, SLF had total assets at fair value of $133.2 million and $161.0 million, respectively. As of December 31, 2019, SLF had loans in two portfolio companies on non-accrual status with a fair value of $4.9 million. As of September 30, 2019, SLF had loans in two portfolio companies on non-

accrual status with a fair value of $5.0 million. The portfolio companies in SLF are in industries and geographies similar to those in which we invest directly. Additionally, as of December 31, 2019 and September 30, 2019, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $3.5 million and $3.4 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2019 and September 30, 2019:

	As of December 31, 2019	As of September 30, 2019
	(Dollars in thousands)
Senior secured loans(1)	$119,781	$154,254
Weighted average current interest rate on senior secured loans(2)	7.4%	7.4%
Number of borrowers in SLF	21	27
Largest portfolio company investment(1)	$10,574	$12,654
Total of five largest portfolio company investments(1)	$46,830	$54,268

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of December 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.3%	$2,954	$2,953
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	6.9	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	10.4	2,139	4
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	6.9	422	253
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	04/2020	6.9	308	108
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.5	6,022	6,022
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.7	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	2,427	2,427
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	22	22
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	5.8	4,761	4,761
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	N/A(6)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	5,889	5,889
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	1,636	1,636
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.3	178	178
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	6.8	10,058	10,058
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.8	4,288	4,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	2,271	2,271
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	118	118
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.3	63	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	7.9	1,338	1,310
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	7.9	1,286	1,260
Paradigm DKD Group, LLC(4)(5)	Buildings and Real Estate	Senior loan	05/2022	8.2	1,480	958
Paradigm DKD Group, LLC(4)(5)(7)	Buildings and Real Estate	Senior loan	05/2022	8.2	(16)	(78)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	5.8	5,251	5,251
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.1	4,454	4,320
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.1	61	59
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	52	51
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	10,021	10,021
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.5	308	308
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	146	146
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	99	99
Rubio's Restaurants, Inc (4)	Beverage, Food and Tobacco	Senior loan	04/2021	9.46% cash/4.00% PIK	4,907	4,953
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35% cash/1.00% PIK	4,333	3,899
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	70	63
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	63	57

SLF Investment Portfolio as of December 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4%	$45	$40
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.1	9,561	9,561
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.0	201	201
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	4,178	3,844
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	3,276	3,014
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	558	513
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.7	417	383
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	207	190
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.7	7,800	7,800
WIRB-Copernicus Group, Inc(4)	Healthcare, Education and Childcare	Senior loan	08/2022	5.9	5,539	5,539
Total senior loan investments					$119,781	$112,931

Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	$1,477
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	45
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,632
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	224
Total equity investments						$3,378
Total investments					$119,781	$116,309

(1)	Represents the weighted average annual current interest rate as of December 31, 2019. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurements, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of December 31, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of December 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.5%	$2,961	$2,961
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	422	253
Advanced Pain Management Holdings, Inc.(4)(5)(7)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	193	(8)
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	10.6	2,139	4
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.6	6,022	6,022
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.9	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.5	2,433	2,433
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	17	17
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	8,415	8,415
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	4,239	4,239
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,392	2,392
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,203	1,203
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	7.1	4,773	4,773
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.0	53	53
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	5,905	5,905
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	1,640	1,640
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	431	431
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	7.3	10,084	10,084
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.1	4,288	4,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,276	2,276
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	118	118
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	63	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	8.2	1,286	1,286
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	8.2	1,338	1,338
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(4)(5)	Buildings and Real Estate	Senior loan	05/2022	8.4	1,480	1,094
Paradigm DKD Group, LLC(4)(5)(7)	Buildings and Real Estate	Senior loan	05/2022	8.4	(16)	(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.3	60	58

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3%	$52	$51
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	10,047	10,047
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc(4)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	Electronics	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	$62
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	3,017
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,526
W3 Co. (8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

As of December 31, 2019, we committed to fund $175.0 million of LLC equity interests to SLF. As of December 31, 2019 and September 30, 2019, $70.5 million and $74.9 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2019 and 2018, we did not receive dividend income from the SLF LLC equity interests.

For the three months ended December 31, 2019 and 2018, we earned an annualized total return on our weighted average capital invested in SLF of 2.43% and 0.6%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of December 31, 2019 and September 30, 2019, and for the three months ended December 31, 2019 and 2018:

	As of December 31, 2019	As of September 30, 2019
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$116,309	$152,259
Cash and other assets	16,889	8,759
Total assets	$133,198	$161,018
Senior credit facility	$52,252	$75,581
Other liabilities	416	424
Total liabilities	52,668	76,005
Members’ equity	80,530	85,013
Total liabilities and members' equity	$133,198	$161,018

	Three months ended December 31,
	2019	2018
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,800	$3,636
Fee income	—	9
Total investment income	2,800	3,645
Interest and other debt financing expenses	634	1,187
Administrative service fee	61	80
Other expenses	(15)	24
Total expenses	680	1,291
Net investment income	2,120	2,354
Net realized gains (losses) on investments	—	(1,314)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(918)
Net increase (decrease) in members' equity	$517	$122

GCIC Senior Loan Fund LLC:

Following the acquisition of GCIC SLF in the Merger on September 16, 2019, through December 31, 2019, we co-invested with Aurora in senior secured loans through GCIC SLF. On January 1, 2020, we entered into the Purchase Agreement to purchase Aurora's LLC equity interests in GCIC SLF. As of January 1, 2020, we owned 100% of GCIC SLF and the assets and liabilities of GCIC SLF will be consolidated into our financial statements and notes thereto for periods ending on or after January 1, 2020. Prior to our purchase of Aurora's LLC equity interests in GCIC SLF, GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of each of us and Aurora (with unanimous approval required from (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora).

As of December 31, 2019 and September 30, 2019, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. GCIC SLF’s profits and losses were allocated to us and Aurora in accordance with our respective ownership interests. As of December 31, 2019 and September 30, 2019, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests.
As of December 31, 2019 and September 30, 2019, GCIC SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2019		As of September 30, 2019
	Committed	Funded (1)	Committed	Funded (1)
	(In thousands)		(In thousands)
LLC equity commitments	$125,000	$55,264	$125,000	$55,264
Total	$125,000	$55,264	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
Pursuant to the Purchase Agreement, effective on January 1, 2020, Aurora's commitments to GCIC SLF were canceled in conjunction with our purchase of Aurora's LLC equity interests.

GCIC SLF entered into the GCIC SLF Credit Facility with Wells Fargo Bank, N.A. through GCIC SLF II, which as of December 31, 2019 and September 30, 2019 allowed GCIC SLF II to borrow up to $44.4 million and $59.6 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions, and which bears interest at one-month LIBOR plus 2.05%. The stated maturity date of this credit facility is September 28, 2022 and the maximum commitment under the facility is equal to advances outstanding.

As of December 31, 2019 and September 30, 2019, GCIC SLF had total assets at fair value of $100.3 million and $116.2 million, respectively. As of December 31, 2019 and September 30, 2019, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we invest directly. Additionally, as of December 31, 2019 and September 30, 2019, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $4.4 million and $7.0 million, respectively.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Senior secured loans (1)	$96,073	$112,864
Weighted average current interest rate on senior secured loans (2)	7.2%	7.2%
Number of borrowers in GCIC SLF	22	28
Largest portfolio company investment (1)	$8,442	$8,464
Total of five largest portfolio company investments (1)	$34,699	$34,273

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of December 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.3%	1,906	1,905
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.5	3,159	3,159
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	6.7	3,800	3,796
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	5,777	5,777
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	41	41
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	2,798	2,659
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	1,126	1,069
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	579	550
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	197	187
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	88	84
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.2	84	80
Elite Sportswear, L.P.(3)(5)	Retail Stores	Senior loan	12/2021	N/A(4)	—	(19)
Elite Sportswear, L.P.(3)(5)	Retail Stores	Senior loan	12/2021	N/A(4)	—	(1)
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	2,628	2,628
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.6	730	730
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.3	79	79
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.6	5,271	5,271
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	6.8	4,323	4,323
III US Holdings, LLC(3)	Diversified/Conglomerate Service	Senior loan	09/2022	9.8	4,253	4,253
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.3	1,953	1,953
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.3	102	102
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.3	54	54
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.29% cash/0.75% PIK	5,953	5,477
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,565	2,565
NBC Intermediate, LLC (3)	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	5.8	4,901	4,901
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.1	8,103	7,860
1A Smart Start LLC(3)	Automobile	Senior loan	06/2022	7.1	61	59
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.1	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	2,419	2,419
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	366	366
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.4	146	146
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.5	82	82
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	5,894	5,894
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	1,149	1,149
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	619	619
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	536	536
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.1	244	244
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	04/2021	9.46% cash/4.00% PIK	1,647	1,663
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.1	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.0	241	241
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	5,880	5,704
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7	290	288

GCIC SLF Investment Portfolio as of December 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.7%	$100	$96
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	1,006	926
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	789	726
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	135	124
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.7	50	46
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.7	2,152	2,152
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	6.7	1,000	1,000
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	5.9	5,300	5,300
Total investments					$96,073	$94,759

(1)	Represents the weighted average annual current interest rate as of December 31, 2019. All interest rates are payable in cash except where PIK is shown.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of December 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(5)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

GCIC SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.5%	$1,910	$1,910
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.6	3,159	3,159
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	6.9	3,800	3,797
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	33	33
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.5	5,792	5,792
CLP Healthcare Services, Inc.(3)	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	2,007	2,007
CLP Healthcare Services, Inc.(3)	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	1,011	1,011
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,053	2,053
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,032	1,032
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	58	58
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.5	121	99
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	1,128	1,061
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	581	546
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	88	83
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	2,806	2,638
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.5	7	6
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	84	79
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	198	186
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	192	192
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	2,635	2,635
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	732	732
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.8	5,284	5,284
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	7.3	4,334	4,334
III US Holdings, LLC(3)	Diversified/Conglomerate Service	Senior loan	09/2022	8.1	4,253	4,253
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	1,958	1,958
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	102	102
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	54	54
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.3	5,955	5,657
NBC Intermediate, LLC(3)	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
NBC Intermediate, LLC(3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,565	2,565
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.0	4,913	4,913
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	8,125	7,962
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	68	68
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	2,426	2,426
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	367	367
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,909	5,909
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	621	621
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	1,152	1,152

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$537	$537
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	Electronics	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	1,009	908
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

As of December 31, 2019 and September 30, 2019, we had committed to fund $109.4 million and $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of December 31, 2019 and September 30, 2019, $48.4 million and $48.4 million of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2019, we received $1.9 million in dividend income from the GCIC SLF LLC equity interests.

For the three months ended December 31, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 10.1%. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019:

	As of December 31, 2019	As of September 30, 2019
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$94,759	$111,568
Cash and other assets	5,545	4,627
Total assets	$100,304	$116,195
Senior credit facility	$44,416	$59,559
Other liabilities	329	341
Total liabilities	44,745	59,900
Members’ equity	55,559	56,295
Total liabilities and members' equity	$100,304	$116,195

For the three months ended December 31, 2019
(In thousands)
Selected Statement of Operations Information:
Interest income	$2,081
Total investment income	2,081
Interest and other debt financing expense	512
Administrative service fee	45
Other expenses	(24)
Total expenses	533
Net investment income	1,548
Net change in unrealized appreciation (depreciation) on investments	(108)
Net increase in members' equity	$1,440

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2019 is as follows:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	119,788	—	—	—	119,788
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization	541,145	—	—	—	541,145
SBA debentures	305,000	—	78,500	60,250	166,250
WF Credit Facility	273,995	—	—	273,995	—
MS Credit Facility II	385,199	—	—	385,199	—
DB Credit Facility	231,496	—	—	231,496	—
Other short-term borrowings	65,833	65,833	—	—	—
Unfunded commitments(1)	216,432	216,432	—	—	—
Total contractual obligations	2,547,088	282,265	78,500	950,940	1,235,383

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF and GCIC SLF, as of December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2019, subject to the terms of each loan’s respective credit agreement.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF, totaling $216.4 million. We had commitments of up to $104.5 million to SLF and commitments of up to $61.0 million to GCIC SLF as of December 31, 2019 that could have been contributed primarily for the purpose of funding new investments approved by the respective SLFs' investment committee.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations can differ from net investment income and realized gains recognized for financial reporting purposes. Differences are permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions could be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders could be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

•
GC Advisors serves as collateral manager to the 2014 Issuer, the 2018 Issuer, and the GCIC 2018 Issuer under the 2014 Collateral Management Agreement, the 2018 Collateral Management Agreement, and the GCIC 2018 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•
During the calendar year 2019 and 2018, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $47.4 million, or 2,609,558 shares, and $7.2 million, or 396,099 shares, of our common stock, respectively, for the purpose of awarding incentive compensation to employees of Golub Capital.

•	On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC 3, Inc., an unlisted business development company that primarily focuses on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacity for Golub Capital BDC 3, Inc. If GC Advisors and its affiliates determine that an investment is appropriate for us and for Golub Capital BDC 3, Inc., and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2019 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $53.1 million and $13.7 million as of December 31, 2019 and September 30, 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2019 and 2018, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of each of December 31, 2019 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, as do the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization and Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The DB Credit Facility has an interest rate equal to three-month LIBOR. Finally, the MS Credit Facility II and the WF Credit Facility have a floating interest rate provision primarily based on one-month LIBOR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2019 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(10,407)	$(4,803)	$(5,604)
Up 50 basis points	20,812	9,607	11,205
Up 100 basis points	41,626	19,213	22,413
Up 150 basis points	62,438	28,820	33,618
Up 200 basis points	83,251	38,426	44,825

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the DB Credit Facility, the WF Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of December 31, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.
Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Purchase Agreement, dated as of January 1, 2020, by and among RGA Reinsurance Company, Aurora National Life Assurance Company, Golub Capital BDC, Inc., Senior Loan Fund LLC and GCIC Senior Loan Fund LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed January 6, 2020.)

25.1	Statement of Eligibility of Trustee on From T-1.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Consent of Ernst & Young LLP.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 7, 2020	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 7, 2020	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)