Form 10-Q
period 2020-03-31
GOLUB CAPITAL BDC, Inc.
filed 2020-05-11
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 11, 2020, the Registrant had 133,807,609 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2020	September 30, 2019
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,169,717	$4,156,713
Non-controlled affiliate company investments	22,984	12,575
Controlled affiliate company investments	17,514	123,644
Total investments, at fair value (amortized cost of $4,547,999 and $4,391,770, respectively)	4,210,215	4,292,932
Cash and cash equivalents	23,705	6,463
Foreign currencies (cost of $654 and $54, respectively)	654	54
Restricted cash and cash equivalents	92,736	76,370
Restricted foreign currencies (cost of $2,049 and $1,321, respectively)	2,049	1,321
Cash collateral held at broker for forward currency contracts	1,700	600
Interest receivable	14,886	16,790
Unrealized appreciation on forward currency contracts	931	—
Other assets	270	333
Total Assets	$4,347,146	$4,394,863
Liabilities
Debt	$2,362,678	$2,124,392
Less unamortized debt issuance costs	6,137	4,939
Debt less unamortized debt issuance costs	2,356,541	2,119,453
Unrealized depreciation on forward currency contracts	—	115
Interest payable	13,082	13,380
Management and incentive fees payable	18,500	12,884
Accounts payable and other liabilities	3,035	25,970
Accrued trustee fees	—	207
Total Liabilities	2,391,158	2,172,009
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2020 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 133,807,609 and 132,658,200 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	134	133
Paid in capital in excess of par	2,330,839	2,310,610
Distributable earnings	(374,985)	(87,889)
Total Net Assets	1,955,988	2,222,854
Total Liabilities and Total Net Assets	$4,347,146	$4,394,863
Number of common shares outstanding	133,807,609	132,658,200
Net asset value per common share	$14.62	$16.76

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$74,593	$41,475	$150,452	$80,152
Dividend income	146	19	180	58
Fee income	157	125	372	647
Total investment income from non-controlled/non-affiliate company investments	74,896	41,619	151,004	80,857
From non-controlled affiliate company investments:
Interest income	228	186	472	359
Total investment income from non-controlled affiliate company investments	228	186	472	359
From controlled affiliate company investments:
Interest income	—	—	350	—
Dividend income	—	—	1,905	—
Total investment income from controlled affiliate company investments	—	—	2,255	—
Total investment income	75,124	41,805	153,731	81,216
Expenses
Interest and other debt financing expenses	21,550	10,636	43,828	20,420
Base management fee	14,858	6,594	30,064	13,033
Incentive fee	3,847	3,066	9,751	5,049
Professional fees	1,045	666	1,984	1,254
Administrative service fee	1,446	663	2,848	1,362
General and administrative expenses	432	124	579	225
Total expenses	43,178	21,749	89,054	41,343
Net investment income	31,946	20,056	64,677	39,873
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	235	(1,852)	2,891	(3,800)
Non-controlled affiliate company investments	(8,038)	—	(8,038)	—
Controlled affiliate company investments	(4,036)	—	(4,036)	—
Foreign currency transactions	169	(9)	14	(39)
Net realized gain (loss) on investment transactions	(11,670)	(1,861)	(9,169)	(3,839)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(258,248)	(1,060)	(240,776)	(799)
Non-controlled affiliate company investments	549	(361)	122	(279)
Controlled affiliate company investments	2,537	1,077	1,708	1,183
Translation of assets and liabilities in foreign currencies	3,626	(63)	476	88
Forward currency contracts	2,296	—	1,046	—
Net change in unrealized appreciation (depreciation) on investment transactions	(249,240)	(407)	(237,424)	193
Net gain (loss) on investment transactions	(260,910)	(2,268)	(246,593)	(3,646)
Net increase (decrease) in net assets resulting from operations	$(228,964)	$17,788	$(181,916)	$36,227
Per Common Share Data
Basic and diluted earnings (loss) per common share	$(1.71)	$0.29	$(1.36)	$0.60
Dividends and distributions declared per common share	$0.33	$0.32	$0.79	$0.76
Basic and diluted weighted average common shares outstanding	133,807,609	60,429,580	133,242,326	60,301,709

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	39,873	39,873
Net realized gain (loss) on investment transactions	—	—	—	(3,839)	(3,839)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	193	193
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	421,949	1	6,961	—	6,962
Distributions from distributable earnings	—	—	—	(45,808)	(45,808)
Total increase (decrease) for the six months ended March 31, 2019	421,949	1	6,961	(9,581)	(2,619)
Balance at March 31, 2019	60,587,403	$61	$956,508	$9,666	$966,235
Balance at December 31, 2018	60,422,239	$60	$953,681	$11,213	$964,954
Net increase in net assets resulting from operations:
Net investment income	—	—	—	20,056	20,056
Net realized gain (loss) on investment transactions	—	—	—	(1,861)	(1,861)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(407)	(407)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	165,164	1	2,827	—	2,828
Distributions from distributable earnings	—	—	—	(19,335)	(19,335)
Total increase (decrease) for the three months ended March 31, 2019	165,164	1	2,827	(1,547)	1,281
Balance at March 31, 2019	60,587,403	$61	$956,508	$9,666	$966,235
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	64,677	64,677
Net realized gain (loss) on investment transactions	—	—	—	(9,169)	(9,169)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(237,424)	(237,424)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings	—	—	—	(105,180)	(105,180)
Total increase (decrease) for the six months ended March 31, 2020	1,149,409	1	20,229	(287,096)	(266,866)
Balance at March 31, 2020	133,807,609	$134	$2,330,839	$(374,985)	$1,955,988
Balance at December 31, 2019	133,807,609	$134	$2,330,839	$(101,864)	$2,229,109
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	31,946	31,946
Net realized gain (loss) on investment transactions	—	—	—	(11,670)	(11,670)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(249,240)	(249,240)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(44,157)	(44,157)
Total increase (decrease) for the three months ended March 31, 2020	—	—	—	(273,121)	(273,121)
Balance at March 31, 2020	133,807,609	$134	$2,330,839	$(374,985)	$1,955,988

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(181,916)	$36,227
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	1,304	1,136
Accretion of discounts and amortization of premiums	15,896	(3,930)
Net realized (gain) loss on investments	9,183	3,800
Net realized (gain) loss on foreign currency and other transactions	(14)	39
Net change in unrealized (appreciation) depreciation on investments	238,946	(105)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(476)	(88)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(1,046)	—
Proceeds from (fundings of) revolving loans, net	(31,054)	(4,051)
Fundings of investments	(498,841)	(310,935)
Proceeds from principal payments and sales of portfolio investments	445,227	143,900
PIK interest	(4,648)	(851)
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	4,944	—
Changes in operating assets and liabilities:
Interest receivable	2,374	(754)
Cash collateral held at broker for forward currency contracts	(1,100)	—
Other assets	82	(685)
Interest payable	(554)	5,716
Management and incentive fees payable	5,616	(2,654)
Accounts payable and other liabilities	(23,423)	123
Accrued trustee fees	(207)	4
Net cash (used in) provided by operating activities	(19,707)	(133,108)
Cash flows from financing activities
Borrowings on debt	695,561	1,070,586
Repayments of debt	(553,438)	(865,037)
Capitalized debt issuance costs	(2,502)	(3,140)
Proceeds from other short-term borrowings	64,769	21,719
Repayments on other short-term borrowings	(65,017)	(21,646)
Distributions paid	(84,950)	(38,846)
Net cash provided by (used in) financing activities	54,423	163,636
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	34,716	30,528
Effect of foreign currency exchange rates	220	(83)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	84,208	45,705
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$119,144	$76,150
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,162	$13,568
Distributions declared during the period	105,180	45,808
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$20,230	$6,962
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	185,101	—
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	(85,236)	—
Dissolution of existing SLF and GCIC SLF LLC equity interests	(119,077)	—
(1)Represents $17,011 paid in cash to RGA and Aurora (as defined in Note 1), net of cash acquired due to the consolidation of SLF and GCIC SLF of $21,955.

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$23,705	$5,635
Foreign currencies (cost of $654 and $207, respectively)	654	207
Restricted cash and cash equivalents	92,736	69,799
Restricted foreign currencies (cost of $2,049 and $509, respectively)	2,049	509
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$119,144	$76,150
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost		Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems^*#+~	One stop	L + 6.00%	(a)	7.58%	06/2021	$25,606	$25,575		1.2%	$24,325
NTS Technical Systems+~	One stop	L + 6.00%	(a)	7.58%	06/2021	4,189	4,183		0.2	3,980
NTS Technical Systems	One stop	L + 6.00%	(a)(c)	7.00%	06/2021	4,022	3,993		0.2	3,819
Tronair Parent, Inc.^+	Senior loan	L + 4.75%	(c)	6.46%	09/2023	721	715		—	628
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	6.32%	09/2021	160	158		—	138
Whitcraft LLC^*#+~	One stop	L + 6.00%	(c)	7.45%	04/2023	64,220	64,687		3.2	61,652
Whitcraft LLC	One stop	L + 6.00%	(c)	7.45%	04/2023	240	238		—	228
						99,158	99,549		4.8	94,770
Automobile
Grease Monkey International, LLC^*#+	Senior loan	L + 5.00%	(c)	6.45%	11/2022	8,717	8,791		0.4	8,193
Grease Monkey International, LLC!~	Senior loan	L + 5.00%	(c)	6.45%	11/2022	2,382	2,466		0.1	2,239
Grease Monkey International, LLC#~	Senior loan	L + 5.00%	(c)	6.45%	11/2022	1,209	1,251		0.1	1,136
Grease Monkey International, LLC+~	Senior loan	L + 5.00%	(c)	6.45%	11/2022	1,095	1,132		0.1	1,028
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.45%	11/2022	1,000	1,003		0.1	940
Grease Monkey International, LLC	Senior loan	P + 4.00%	(a)(f)	6.71%	11/2022	123	124		—	112
Grease Monkey International, LLC	Senior loan	L + 5.00%		N/A(6)	11/2022	—	—		—	—
JHCC Holdings LLC	One stop	L + 5.50%	(a)	6.50%	09/2025	15,709	15,424		0.7	13,824
JHCC Holdings LLC	One stop	P + 4.50%	(f)	7.75%	09/2025	79	76		—	43
JHCC Holdings LLC	One stop	P + 4.50%	(f)	7.75%	09/2025	13	12		—	1
Polk Acquisition Corp.*#%&	Senior loan	L + 5.25%	(c)	6.70%	06/2022	17,680	17,443		0.8	16,265
Polk Acquisition Corp.	Senior loan	L + 5.25%	(c)	6.69%	06/2022	170	167		—	154
Polk Acquisition Corp.%&	Senior loan	L + 5.25%	(c)	6.70%	06/2022	104	102		—	96
Power Stop, LLC+~	Senior loan	L + 4.50%	(c)(f)	5.95%	10/2025	2,857	2,915		0.1	2,514
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.50%	(a)	7.50%	04/2023	13,151	13,260		0.6	12,493
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	2,372	2,351		0.1	2,254
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(a)	7.50%	04/2023	2,073	2,147		0.1	1,969
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(a)	7.50%	04/2023	1,386	1,435		0.1	1,316
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	7.50%	04/2023	1,122	1,187		0.1	1,066
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	7.50%	04/2023	80	82		—	76
						71,322	71,368		3.4	65,719
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.+	One stop	L + 7.00%	(c)	8.61%	04/2021	9,983	10,030	1	0.5	9,184
Abita Brewing Co., L.L.C.	One stop	L + 7.00%	(c)	8.74%	04/2021	20	20	1	—	18
BJH Holdings III Corp.+~	One stop	L + 5.75%	(c)	7.20%	08/2025	46,168	47,636	1	2.2	42,937
BJH Holdings III Corp.	One stop	L + 5.75%	(a)(c)	6.95%	08/2025	800	793	1	0.1	744
Cafe Rio Holding, Inc.^#	One stop	L + 5.50%	(c)	6.57%	09/2023	18,706	18,936	1	0.9	17,209
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(d)	6.57%	09/2023	2,259	2,342	1	0.1	2,079
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)(d)	6.51%	09/2023	2,007	2,005	1	0.1	1,846
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(d)	6.57%	09/2023	1,435	1,488	1	0.1	1,319
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost		Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(d)	6.57%	09/2023	$1,266	$1,314	1	0.1%	$1,165
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)	6.77%	09/2023	250	250		—	230
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(d)	6.77%	09/2023	182	182		—	167
Fintech Midco, LLC*#!	One stop	L + 5.00%	(c)(d)	6.46%	08/2024	24,535	24,925		1.2	23,309
Fintech Midco, LLC#	One stop	L + 5.00%	(c)(d)	6.65%	08/2024	1,136	1,179		0.1	1,079
Fintech Midco, LLC	One stop	L + 5.00%	(a)	6.00%	08/2024	200	199		—	190
Flavor Producers, LLC#~	Senior loan	L + 4.75%	(c)	6.12%	12/2023	5,006	4,881		0.2	4,605
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)(d)	6.13%	12/2022	28	24		—	26
FWR Holding Corporation^#	One stop	L + 5.50%	(c)	6.77%	08/2023	9,156	9,270		0.4	8,424
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.77%	08/2023	1,830	1,898		0.1	1,683
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.77%	08/2023	1,157	1,199		0.1	1,065
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.77%	08/2023	365	377		—	336
FWR Holding Corporation	One stop	L + 5.50%	(c)	6.77%	08/2023	275	274		—	253
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.77%	08/2023	274	282		—	252
FWR Holding Corporation	One stop	L + 5.50%	(a)	6.50%	08/2023	132	131		—	121
FWR Holding Corporation	One stop	L + 5.50%	(c)	6.77%	08/2023	90	89		—	80
Global ID Corporation*#+~	One stop	L + 6.50%	(c)	7.57%	11/2021	14,323	14,478		0.7	14,037
Global ID Corporation*#	One stop	L + 6.50%	(c)	7.57%	11/2021	816	842		0.1	800
Global ID Corporation#	One stop	L + 6.50%	(c)	7.57%	11/2021	714	736		—	699
Global ID Corporation#	One stop	L + 6.50%	(c)	7.57%	11/2021	490	506		—	481
Global ID Corporation	One stop	L + 6.50%	(c)	7.62%	11/2021	60	60		—	58
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	—		—	(3)
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	794	821		0.1	778
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	624	645		—	611
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	612	608		—	600
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	301	299		—	295
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	300	299		—	295
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	148	148		—	145
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	90	87		—	83
Mid-America Pet Food, L.L.C.^*#	One stop	L + 5.50%	(a)	6.50%	12/2021	22,398	22,771		1.2	22,398
Mid-America Pet Food, L.L.C.	One stop	L + 5.50%		N/A(6)	12/2021	—	—		—	—
NBC Intermediate, LLC^&	Senior loan	L + 4.25%	(d)	5.33%	09/2023	4,589	4,577		0.2	4,176
NBC Intermediate, LLC#~	Senior loan	L + 4.25%	(a)(d)	5.33%	09/2023	2,353	2,385		0.1	2,142
NBC Intermediate, LLC*#	Senior loan	L + 4.25%	(d)	5.33%	09/2023	2,309	2,342		0.1	2,101
NBC Intermediate, LLC#	Senior loan	L + 4.25%	(d)	5.33%	09/2023	666	660		—	607
NBC Intermediate, LLC	Senior loan	L + 4.25%	(a)	5.25%	09/2023	46	46		—	42
Purfoods, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2021	16,108	16,301		0.8	16,108
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	540	555		—	540
Purfoods, LLC^*	One stop	L + 5.50%	(a)	6.50%	05/2021	389	400		—	389
Purfoods, LLC*~	One stop	L + 5.50%	(a)	6.50%	05/2021	294	301		—	294
Purfoods, LLC*~	One stop	L + 5.50%	(a)	6.50%	05/2021	294	301		—	294
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	293	301		—	293
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	253	254		—	253
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	$241	$246	—%	$241
Purfoods, LLC	One stop	L + 5.50%	(a)(c)	6.50%	05/2021	150	151	—	150
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	148	152	—	148
Purfoods, LLC	One stop	L + 6.00%	(a)	7.00%	05/2021	120	119	—	120
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	46	47	—	46
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	20	20	—	20
Rubio's Restaurants, Inc.^*#(7)%&	Senior loan	L + 5.00%	(c)	2.27% cash/4.00% PIK	04/2021	17,944	17,838	0.5	9,278
Rubio's Restaurants, Inc.(7)	Senior loan	L + 7.50%	(a)	8.75%	04/2021	162	159	—	82
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.32%	11/2025	923	905	0.1	803
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.30%	11/2025	75	74	—	65
Velvet Taco Holdings, Inc.~	One stop	L + 7.00%	(c)	7.84%	03/2026	1,778	1,761	0.1	1,672
Velvet Taco Holdings, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	(2)
Velvet Taco Holdings, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(1)	—	(6)
Wood Fired Holding Corp.*#	One stop	L + 5.75%		7.67%	12/2023	14,108	14,348	0.7	12,980
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	6.95%	12/2023	697	697	—	641
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	6.98%	12/2023	198	197	—	182
						233,806	237,292	10.9	213,389
Buildings and Real Estate
Brooks Equipment Company, LLC^*#	One stop	L + 5.00%	(a)(c)	6.60%	08/2020	25,703	25,794	1.3	24,674
Brooks Equipment Company, LLC	One stop	L + 5.00%	(a)	6.00%	08/2020	3,384	3,382	0.2	3,249
Groundworks LLC+	Senior loan	L + 5.50%	(c)	7.34%	01/2026	4,733	4,676	0.2	4,165
Groundworks LLC	Senior loan	L + 5.50%	(c)(d)	6.50%	01/2026	36	36	—	32
Groundworks LLC(5)	Senior loan	L + 5.50%		N/A(6)	01/2026	—	(1)	—	—
Jensen Hughes, Inc.%&	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	4,213	4,213	0.2	3,791
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	1,010	1,047	0.1	910
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	919	934	—	826
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	441	457	—	397
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	281	285	—	253
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	219	219	—	197
Jensen Hughes, Inc.%&	Senior loan	L + 4.50%	(a)(f)	5.50%	03/2024	117	117	—	106
MRI Software LLC~	One stop	L + 5.50%	(d)	6.57%	02/2026	14,440	14,300	0.7	13,862
MRI Software LLC	One stop	L + 5.50%	(d)	6.57%	02/2026	136	133	—	125
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	(12)
Paradigm DKD Group, LLC+(7)%	Senior loan	L + 6.25%	(c)	7.70%	05/2022	3,243	2,118	0.1	1,692
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	7.70%	05/2022	1	(142)	—	2
						58,876	57,567	2.8	54,269
Chemicals, Plastics and Rubber
Flexan, LLC%&	One stop	L + 5.25%	(c)	6.70%	02/2021	8,495	8,478	0.4	8,070
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals, Plastics and Rubber - (continued)
Flexan, LLC*#	One stop	L + 5.25%	(c)	6.70%	02/2021	$3,290	$3,283	0.2%	$3,125
Flexan, LLC%&	One stop	L + 5.25%	(c)	6.70%	02/2021	2,359	2,355	0.1	2,242
Flexan, LLC^#	One stop	L + 5.25%	(c)	6.70%	02/2021	1,547	1,544	0.1	1,471
Flexan, LLC	One stop	L + 5.25%	(c)	6.70%	02/2021	1,052	1,051	—	998
Inhance Technologies Holdings LLC#	One stop	L + 5.50%	(c)	7.41%	07/2024	12,766	12,901	0.6	11,597
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.15%	07/2024	1,937	1,968	0.1	1,760
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(a)(c)(f)	7.32%	07/2024	160	160	—	140
						31,606	31,740	1.5	29,403
Containers, Packaging and Glass
AmerCareRoyal LLC+(8)(9)	Senior loan	L + 5.00%	(c)(f)	6.81%	11/2025	847	839	0.1	762
AmerCareRoyal LLC+(8)(9)	Senior loan	P + 4.00%	(f)	8.75%	11/2025	153	152	—	138
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2023	1,594	1,579	0.1	1,499
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2023	636	630	—	598
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2023	610	604	—	574
Fortis Solutions Group LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2023	41	40	—	38
						3,881	3,844	0.2	3,609
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc. +~	Senior loan	L + 4.50%	(c)(f)	5.95%	04/2026	15,603	15,898	0.7	13,731
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.95%	04/2024	116	114	—	88
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%		N/A(6)	04/2026	—	22	—	—
Chase Industries, Inc.+~	Senior loan	L + 5.50%	(a)	5.45% cash/1.50% PIK	05/2025	12,059	12,193	0.5	10,612
Chase Industries, Inc.	Senior loan	L + 5.50%	(a)	5.45% cash/1.50% PIK	05/2025	985	1,024	—	868
Chase Industries, Inc.	Senior loan	L + 5.50%	(a)	5.45% cash/1.50% PIK	05/2023	354	358	—	310
Inventus Power, Inc.^*+	One stop	L + 6.50%	(a)	N/A(6)	04/2021	14,449	13,830	0.7	13,726
Inventus Power, Inc.(5)	One stop	L + 6.50%		N/A(6)	04/2021	—	(28)	—	(42)
Madison Safety & Flow LLC+	Senior loan	L + 4.50%	(a)	5.52%	03/2025	505	504	—	485
Madison Safety & Flow LLC	Senior loan	P + 3.50%	(a)(f)	6.39%	03/2025	6	6	—	6
Pasternack Enterprises, Inc. and Fairview Microwave, Inc+~%&	Senior loan	L + 4.00%	(a)	4.99%	07/2025	23,758	24,007	1.1	21,382
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%	(c)	4.82%	07/2023	36	36	—	28
PetroChoice Holdings, Inc.^#	Senior loan	L + 5.00%	(c)	6.78%	08/2022	3,292	3,301	0.1	2,963
Protective Industrial Products, Inc.+	Senior loan	L + 4.50%	(a)	6.10%	01/2024	998	988	—	928
Reladyne, Inc.^*#&	Senior loan	L + 5.00%	(c)	6.91%	07/2022	33,034	33,313	1.6	31,051
Reladyne, Inc.~	Senior loan	L + 5.00%	(c)	6.91%	07/2022	3,500	3,575	0.2	3,289
Reladyne, Inc.^#	Senior loan	L + 5.00%	(c)	6.91%	07/2022	1,896	1,936	0.1	1,781
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	6.91%	07/2022	1,728	1,788	0.1	1,624
Reladyne, Inc.#~	Senior loan	L + 5.00%	(c)	6.91%	07/2022	1,633	1,669	0.1	1,536
Reladyne, Inc.#	Senior loan	L + 5.00%	(c)	6.91%	07/2022	1,553	1,606	0.1	1,460
Reladyne, Inc.#~	Senior loan	L + 5.00%	(c)	6.91%	07/2022	745	761	—	700
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	15,644	15,802	0.7	13,297
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(a)	7.25%	03/2025	1,812	1,881	0.1	1,540
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	1,759	1,823	0.1	1,495
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,715	1,779	0.1	1,458
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(a)	7.25%	03/2025	1,656	1,692	0.1	1,408
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(a)	7.25%	03/2025	$1,596	$1,657	0.1%	$1,357
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	1,488	1,542	0.1	1,265
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,219	1,239	0.1	1,037
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	672	696	—	571
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	449	445	—	382
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2024	300	298	—	256
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	65	67	—	55
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	59	62	—	50
						144,684	145,884	6.7	130,697
Diversified/Conglomerate Service
3ES Innovation, Inc.+~(8)(12)	One stop	L + 5.75%	(c)	7.48%	05/2025	13,830	14,101	0.7	13,138
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(10)
Accela, Inc.*#	One stop	L + 3.25%	(a)	4.25% cash/1.65% PIK	09/2023	4,442	4,442	0.2	4,309
Accela, Inc.(5)	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	(4)
Acquia, Inc.!~	One stop	L + 7.00%	(c)	8.58%	10/2025	7,118	7,052	0.4	6,975
Acquia, Inc.(5)	One stop	L + 7.00%		N/A(6)	10/2025	—	(1)	—	(1)
Agility Recovery Solutions Inc.^*#	One stop	L + 6.00%	(c)(f)	7.23%	03/2023	22,591	22,737	1.1	21,686
Agility Recovery Solutions Inc.(5)	One stop	L + 6.00%		N/A(6)	03/2023	—	(4)	—	—
Apptio, Inc. !~	One stop	L + 7.25%	(a)	8.25	01/2025	57,009	57,804	2.9	57,009
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.#+~	Senior loan	L + 4.75%	(c)(f)	5.82%	04/2026	4,165	4,203	0.2	3,748
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(a)	5.74%	04/2025	58	58	—	52
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(9)
Astute Holdings, Inc. !	One stop	L + 6.00%	(c)	7.07%	04/2025	10,881	11,059	0.5	10,663
Astute Holdings, Inc.	One stop	L + 6.00%	(c)	7.21%	04/2025	150	149	—	148
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	—
Aurora Lux Finco S.A.R.L.!(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	1,000	976	—	900
AutoQuotes, LLC!	One stop	L + 5.50%	(c)	7.12%	11/2024	9,888	10,040	0.5	9,492
AutoQuotes, LLC	One stop	L + 5.50%	(c)	6.72%	11/2024	100	100	—	96
Axiom Merger Sub Inc.!~	One stop	L + 5.25%	(c)	7.07%	04/2026	5,877	5,935	0.3	5,583
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,423	2,446	0.1	2,304
Axiom Merger Sub Inc.	One stop	L + 5.25%	(c)	6.25%	04/2026	30	29	—	26
Axiom Merger Sub Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(3)	—	—
Bazaarvoice, Inc.*#+~	One stop	L + 5.75%	(a)(c)	6.82%	02/2024	48,370	49,226	2.4	46,435
Bazaarvoice, Inc.	One stop	L + 5.75%	(c)	6.96%	02/2024	300	297	—	284
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.70%	07/2026	2,942	2,967	0.1	2,796
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.70%	07/2026	311	308	—	295
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.70%	07/2026	166	166	—	139
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(a)	4.86%	07/2024	22	22	—	20
Bullhorn, Inc.#+~	One stop	L + 5.50%	(c)(d)(f)	6.57%	10/2025	67,642	66,716	3.2	62,231
Bullhorn, Inc.(8)(9)	One stop	L + 6.00%	(i)(j)	6.70%	10/2025	12,069	11,903	0.6	11,471
Bullhorn, Inc.(8)(9)	One stop	L + 5.75%	(c)(d)	5.75%	10/2025	4,846	4,780	0.2	4,551
Bullhorn, Inc.	One stop	L + 5.50%	(a)	6.50%	10/2025	239	235	—	220
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Bullhorn, Inc.	One stop	L + 5.50%	(c)(d)	6.57%	10/2025	$78	$77	—%	$72
Bullhorn, Inc.	One stop	L + 0.00%	(c)(d)	1.07%	10/2025	59	55	—	34
Calabrio, Inc. !~	One stop	L + 6.50%	(c)	7.95%	06/2025	24,880	24,895	1.2	23,636
Calabrio, Inc.	One stop	L + 6.50%	(a)	7.50%	06/2025	72	72	—	66
Centrify Corporation*#	One stop	L + 6.25%	(d)	7.33%	08/2024	23,257	23,301	1.0	20,466
Centrify Corporation	One stop	P + 5.25%	(f)	8.50%	08/2024	300	300	—	264
Clearwater Analytics, LLC^*#	One stop	L + 5.50%	(d)	7.09%	09/2022	16,458	16,453	0.8	16,129
Clearwater Analytics, LLC*	One stop	L + 5.50%	(c)	7.41%	09/2022	6,071	6,110	0.3	5,950
Clearwater Analytics, LLC+	One stop	L + 5.50%	(c)	7.41%	09/2022	995	977	—	975
Clearwater Analytics, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(3)	—	(4)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.08% cash/0.50% PIK	05/2023	4,204	4,244	0.2	4,077
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.08% cash/0.50% PIK	05/2023	1,465	1,479	0.1	1,422
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.+~	One stop	L + 5.75%	(a)	6.75%	03/2024	45,231	44,961	2.3	44,327
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	69	68	—	67
Connexin Software, Inc.!~	One stop	L + 8.50%	(a)	9.50%	02/2024	7,550	7,627	0.4	7,247
Connexin Software, Inc.	One stop	L + 8.50%		9.50%	02/2024	40	40	—	38
Conservice, LLC+~	One stop	L + 5.25%	(b)	6.51%	12/2024	3,775	3,844	0.2	3,624
Conservice, LLC	One stop	L + 5.25%	(b)	6.30%	12/2024	8	8	—	8
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	2,754	2,675	0.1	2,787
Convercent, Inc.	Subordinated debt	N/A		4.00%	11/2020	138	138	—	143
Convercent, Inc.	One stop	L + 6.25%	(a)	7.25%	12/2024	20	20	—	20
Convercent, Inc.	One stop	L + 6.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation^*#	One stop	L + 4.75%	(a)	5.75%	09/2023	22,060	22,337	1.1	20,956
Daxko Acquisition Corporation	One stop	L + 4.75%	(a)(f)	5.75%	09/2023	68	68	—	64
Digital Guardian, Inc.!	One stop	L + 9.50%	(a)	8.41% cash/3.00% PIK	06/2023	8,601	8,935	0.5	8,864
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	9	6	—	9
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.	One stop	L + 6.50%		N/A(6)	06/2023	—	16	—	23
DISA Holdings Acquisition Subsidiary Corp.+~%	Senior loan	L + 4.00%	(a)	5.58%	06/2022	9,865	9,964	0.5	9,272
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(c)	5.00%	06/2022	1,448	1,448	0.1	1,361
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	3	—	(20)
E2open, LLC*#+!~	One stop	L + 5.75%	(c)	7.36%	11/2024	86,337	87,307	4.2	82,884
E2open, LLC	One stop	L + 5.75%	(c)	6.95%	11/2024	242	235	—	222
EGD Security Systems, LLC^*#	One stop	L + 5.75%	(c)	7.62%	06/2023	30,092	30,519	1.5	30,092
EGD Security Systems, LLC#	One stop	L + 5.75%	(c)	7.66%	06/2023	644	667	—	644
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	7.62%	06/2023	575	571	—	575
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	7.62%	06/2023	347	346	—	347
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	7.49%	06/2023	140	138	—	140
EWC Growth Partners LLC	One stop	L + 5.50%	(b)	6.50%	03/2026	918	900	—	808
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	30	29	—	26
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	5.50%	03/2026	18	18	—	16
GS Acquisitionco, Inc.*#+!~	One stop	L + 5.75%	(d)	6.83%	05/2024	54,322	54,767	2.7	53,777
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(d)	6.83%	05/2024	$12,820	$13,162	0.7%	$12,692
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	3,303	3,392	0.2	3,270
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(d)	6.83%	05/2024	3,048	3,130	0.2	3,017
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	1,908	1,960	0.1	1,890
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.83%	05/2024	152	148	—	148
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.83%	05/2024	60	60	—	59
HealthcareSource HR, Inc.*#	One stop	L + 5.25%	(c)	6.70%	05/2023	33,917	34,037	1.7	32,899
HealthcareSource HR, Inc.	One stop	L + 5.25%	(c)	6.37%	05/2023	190	189	—	184
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(a)	6.75%	08/2026	4,112	4,163	0.2	3,907
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	08/2026	304	298	—	272
HSI Halo Acquisition, Inc.	One stop	P + 4.75%	(f)	8.00%	09/2025	50	50	—	48
Hydraulic Authority III Limited~(8)(9)(10)	One stop	L + 6.00%	(i)(j)	7.00%	11/2025	12,340	12,567	0.6	11,439
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2025	199	203	—	196
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(a)(c)(d)	7.00%	11/2025	84	84	—	80
ICIMS, Inc.!~	One stop	L + 6.50%	(a)	7.50%	09/2024	14,355	14,571	0.7	13,924
ICIMS, Inc.!~	One stop	L + 6.50%	(a)	7.50%	09/2024	4,501	4,586	0.2	4,365
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	(2)
Imprivata, Inc.*#+~	Senior loan	L + 4.00%	(c)	5.45%	10/2023	9,311	9,523	0.5	9,311
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infinisource, Inc.+~	One stop	L + 4.75%	(c)	6.20%	10/2026	29,328	28,866	1.4	26,982
Infinisource, Inc.	One stop	L + 4.75%	(c)	6.54%	10/2026	111	110	—	102
Infinisource, Inc.(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	(14)
Infinisource, Inc.(5)	One stop	L + 4.75%	(c)	N/A(6)	10/2026	—	(3)	—	(25)
Infogix, Inc.*#	One stop	L + 6.75%	(c)	8.20%	04/2024	7,215	7,364	0.4	6,927
Infogix, Inc.*+	One stop	L + 6.75%	(c)	8.20%	04/2024	1,113	1,132	0.1	1,068
Infogix, Inc.	One stop	L + 6.75%	(c)	7.75%	04/2024	90	91	—	86
Integral Ad Science, Inc.!~	One stop	L + 7.25%	(a)	7.00% cash/1.25% PIK	07/2024	15,782	15,992	0.8	15,149
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(6)
Integration Appliance, Inc.^*!~	One stop	L + 7.25%	(c)	9.43%	08/2023	68,335	69,253	3.4	66,969
Integration Appliance, Inc.	One stop	L + 7.25%	(a)(c)	8.54%	08/2023	973	969	0.1	954
Internet Truckstop Group LLC*#!	One stop	L + 5.50%	(c)	6.96%	04/2025	22,701	23,343	1.1	21,794
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	(10)
Invoice Cloud, Inc.!	One stop	L + 6.50%	(c)	4.96% cash/3.25% PIK	02/2024	6,415	6,459	0.3	6,028
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	7.96%	02/2024	1,603	1,602	0.1	1,460
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(4)
JAMF Holdings, Inc.!~	One stop	L + 7.00%	(c)	8.70%	11/2022	13,559	13,767	0.7	13,422
JAMF Holdings, Inc.(5)	One stop	L + 7.00%		N/A(6)	11/2022	—	—	—	(2)
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,419	0.5	10,356
Kareo, Inc.!	One stop	L + 9.00%	(a)	10.00%	06/2022	941	960	0.1	949
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	753	769	—	759
Kareo, Inc.	One stop	P + 8.00%	(f)	11.25%	06/2022	80	80	—	80
Kaseya Traverse Inc!~	One stop	L + 7.00%	(a)(c)	5.91% cash/3.00% PIK	05/2025	35,546	36,614	1.8	34,472
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.91% cash/3.00% PIK	05/2025	501	519	—	486
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Kaseya Traverse Inc	One stop	L + 6.50%	(a)(b)(c)	7.50%	05/2025	$181	$180	—%	$172
Kaseya Traverse Inc(5)	One stop	L + 4.00%		N/A(6)	05/2025	—	(1)	—	—
Learn-it Systems, LLC!	Senior loan	L + 4.50%	(c)	5.39%	03/2025	2,553	2,612	0.1	2,349
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.17%	03/2025	207	206	—	191
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)(f)	5.95%	03/2025	32	33	—	30
Litera Bidco LLC+~	One stop	L + 5.75%	(c)	7.21%	05/2026	3,695	3,721	0.2	3,585
Litera Bidco LLC	One stop	L + 5.75%	(c)	7.21%	05/2026	705	731	—	683
Litera Bidco LLC	One stop	L + 5.75%	(c)	7.21%	05/2026	705	732	—	683
Litera Bidco LLC	One stop	L + 5.75%	(c)	6.95%	05/2025	60	60	—	58
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(d)	7.32%	04/2023	39,667	39,929	2.0	38,080
Maverick Bidco Inc.*#	One stop	L + 6.25%	(d)	7.32%	04/2023	3,199	3,263	0.2	3,071
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.60%	04/2023	202	199	—	192
MetricStream, Inc.!	One stop	L + 7.00%	(c)	9.00%	05/2024	9,131	9,220	0.5	8,921
MetricStream, Inc.(5)	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	(4)
MetricStream, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	11	—	(46)
Mindbody, Inc.!~	One stop	L + 7.00%	(c)	8.00%	02/2025	48,351	49,227	2.2	43,516
Mindbody, Inc.	One stop	L + 7.00%	(c)	8.07%	02/2025	238	237	—	214
Ministry Brands, LLC+	Senior loan	L + 4.00%	(b)	5.62%	12/2022	1,453	1,474	0.1	1,308
Ministry Brands, LLC+	Senior loan	L + 4.00%	(b)	5.62%	12/2022	831	843	—	748
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.62%	12/2022	379	392	—	341
MSHC, Inc.+	Senior loan	L + 4.25%	(a)(f)	5.25%	12/2024	345	341	—	324
MSHC, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	(3)
Namely, Inc.!~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,557	3,596	0.2	3,378
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,020	2,005	0.1	1,851
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	(6)
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(d)	6.57%	12/2023	8,598	8,716	0.4	8,340
Net Health Acquisition Corp.+~	One stop	L + 5.50%	(d)	6.57%	12/2023	6,880	7,017	0.3	6,674
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(d)	6.57%	12/2023	1,202	1,218	0.1	1,165
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	(6)
Netsmart Technologies, Inc.	Senior loan	L + 4.75%	(a)	5.70%	04/2021	42	40	—	26
Nextech Holdings, LLC+~	One stop	L + 5.50%	(a)	6.49%	06/2025	4,032	4,105	0.2	3,710
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	6.11%	06/2025	500	496	—	452
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(22)	—	(188)
Nexus Brands Group, Inc.*#	One stop	L + 6.00%	(c)	7.61%	11/2023	9,426	9,534	0.4	8,295
Nexus Brands Group, Inc.+~(8)(9)	One stop	L + 6.00%	(j)	7.00%	11/2023	7,181	7,318	0.3	6,247
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.61%	11/2023	1,996	2,071	0.1	1,756
Nexus Brands Group, Inc.#~	One stop	L + 6.00%	(c)	7.61%	11/2023	1,444	1,499	0.1	1,271
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.61%	11/2023	769	762	—	677
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(d)	7.61%	11/2023	200	202	—	176
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%	(c)	7.00%	11/2023	70	69	—	66
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.	One stop	L + 6.00%		N/A(6)	11/2023	$—	$—	—%	$—
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH!	One stop	P + 6.75%	(f)	8.25% cash/1.75% PIK	10/2024	2,120	2,100	0.1	2,163
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	3
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	19,947	20,167	0.9	18,351
Property Brands, Inc.+~	One stop	L + 6.00%	(a)	7.00%	01/2024	13,736	13,602	0.7	12,636
Property Brands, Inc.*#	One stop	L + 6.00%	(a)	7.00%	01/2024	6,686	6,811	0.3	6,151
Property Brands, Inc.^~	One stop	L + 6.00%	(a)	7.00%	01/2024	3,260	3,381	0.2	2,998
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	1,432	1,483	0.1	1,317
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	1,212	1,255	0.1	1,114
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	1,194	1,238	0.1	1,099
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	955	948	—	878
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	505	522	—	464
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	(16)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(3)	—	(281)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.50%	(e)	6.50%	01/2026	14,566	14,424	0.7	13,983
PCS Intermediate II Holdings, LLC	One stop	L + 5.50%	(a)	6.50%	01/2026	40	39	—	36
Personify, Inc.*+	One stop	L + 5.75%	(c)	7.20%	09/2024	15,535	15,823	0.7	14,137
Personify, Inc.	One stop	L + 5.75%	(c)	7.00%	09/2024	80	80	—	66
PlanSource Holdings, Inc. !~	One stop	L + 6.25%	(d)	7.95%	04/2025	11,416	11,556	0.6	10,959
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(6)
Project Power Buyer, LLC+~	One stop	L + 5.75%	(c)	7.21%	05/2026	11,554	11,784	0.6	10,977
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(8)
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(c)	6.95%	10/2025	29,926	29,472	1.4	27,532
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(a)	6.00%	06/2025	15,354	15,374	0.7	14,433
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(a)	6.00%	06/2025	998	988	0.1	938
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(a)	6.00%	06/2025	200	198	—	188
Recordxtechnologies, LLC+	One stop	L + 5.50%	(a)	6.50%	12/2025	747	738	—	702
Recordxtechnologies, LLC	One stop	L + 5.50%	(a)	6.50%	12/2025	42	41	—	37
Recordxtechnologies, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(2)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,474	11,470	0.5	10,556
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)(f)	5.43%	12/2024	236	235	—	216
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(5)	—	—
Saba Software, Inc.^*#+~	Senior loan	L + 4.50%	(a)	5.50%	05/2023	48,926	49,814	2.5	48,926
Saba Software, Inc.+~	Senior loan	L + 4.50%	(a)	5.50%	05/2023	10,953	11,064	0.6	10,953
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(1)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	5,816	5,740	0.3	5,580
SnapLogic, Inc.(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	(3)
SnapLogic, Inc.(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	(1)
Sontatype, Inc.!	One stop	L + 6.75%	(a)	7.52%	12/2025	851	842	—	808
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(3)	—	(7)
Caliper Software, Inc.#!~	One stop	L + 5.50%	(c)(f)	6.57%	11/2025	28,075	28,561	1.4	26,952
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Caliper Software, Inc.	One stop	L + 5.50%	(b)	6.60%	11/2023	$350	$352	—%	$336
Telesoft Holdings LLC~	One stop	L + 5.75%	(c)	7.20%	12/2025	909	890	0.1	891
Telesoft Holdings LLC	One stop	L + 5.75%	(a)	6.75%	12/2025	61	59	—	59
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(c)	5.95%	12/2024	3,534	3,599	0.2	3,358
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)(f)	5.65%	12/2024	48	48	—	46
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	5.74%	04/2026	3,094	3,141	0.1	2,398
Transaction Data Systems, Inc.*#+!~	One stop	L + 5.25%	(c)	6.71%	06/2021	83,904	85,275	4.1	80,547
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)(c)	6.71%	06/2021	300	302	—	288
Trintech, Inc.^*#	One stop	L + 6.00%	(c)	7.78%	12/2023	22,514	22,904	1.1	21,839
Trintech, Inc.^#!	One stop	L + 6.00%	(c)	7.78%	12/2023	9,336	9,549	0.5	9,055
Trintech, Inc.	One stop	P + 5.00%	(c)(f)	8.19%	12/2023	300	301	—	292
True Commerce, Inc.^*#~	One stop	L + 5.75%	(c)	7.20%	11/2023	15,350	15,655	0.8	15,044
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	7.20%	11/2023	2,589	2,693	0.1	2,535
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.20%	11/2023	914	951	0.1	896
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.12%	11/2023	150	149	—	148
Upserve, Inc.!~	One stop	L + 6.50%	(e)	7.50%	07/2023	6,141	6,203	0.3	5,650
Upserve, Inc.	One stop	L + 6.50%	(e)	7.50%	07/2023	1,451	1,504	0.1	1,335
Upserve, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2023	—	—	—	(4)
Vector CS Midco Limited & Cloudsense Ltd.!~(8)(9)(10)	One stop	L + 8.05%	(c)	4.50% cash/3.55% PIK	05/2024	7,728	7,861	0.4	7,004
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	L + 8.05%	(c)	4.50% cash/3.55% PIK	05/2024	116	116	—	116
Velocity Technology Solutions, Inc.*#	One stop	L + 6.00%	(c)	7.45%	12/2023	18,370	18,694	0.9	18,186
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(d)	7.45%	12/2023	100	99	—	98
Vendavo, Inc.*!~	One stop	L + 6.50%	(c)	8.11%	10/2022	35,547	35,500	1.8	34,836
Vendavo, Inc.	One stop	P + 5.25%	(f)	8.50%	10/2022	1,579	1,575	0.1	1,547
Verisys Corporation*#	One stop	L + 6.50%	(c)	7.95%	01/2023	8,511	8,664	0.4	8,000
Verisys Corporation	One stop	L + 6.50%	(c)	7.73%	01/2023	40	39	—	32
Workforce Software, LLC!~	One stop	L + 6.50%	(c)	8.11%	07/2025	27,059	27,831	1.3	25,976
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(3)	—	—
						1,613,264	1,629,487	79.0	1,545,273
Ecological
Pace Analytical Services, LLC*#!	One stop	L + 5.25%	(a)	6.25%	09/2022	29,794	30,161	1.5	28,602
Pace Analytical Services, LLC^#	One stop	L + 5.25%	(a)	6.25%	09/2022	2,771	2,811	0.1	2,659
Pace Analytical Services, LLC#	One stop	L + 5.25%	(a)	6.25%	09/2022	1,659	1,715	0.1	1,593
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(a)	6.25%	09/2022	1,527	1,552	0.1	1,465
Pace Analytical Services, LLC#	One stop	L + 5.25%	(a)	6.25%	09/2022	1,270	1,282	0.1	1,220
Pace Analytical Services, LLC#	One stop	L + 5.25%	(a)	6.25%	09/2022	1,229	1,269	0.1	1,180
Pace Analytical Services, LLC	One stop	L + 5.25%	(a)	6.25%	09/2022	998	980	—	958
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(a)	6.25%	09/2022	680	690	—	654
Pace Analytical Services, LLC#	One stop	L + 5.25%	(a)	6.25%	09/2022	562	581	—	540
Pace Analytical Services, LLC	One stop	L + 5.25%	(a)	6.25%	09/2022	189	194	—	181
Pace Analytical Services, LLC	One stop	L + 5.25%	(c)	6.47%	09/2022	150	149	—	138
WRE Holding Corp.*#	Senior loan	L + 5.00%	(a)(c)	6.76%	01/2023	2,288	2,332	0.1	2,151
WRE Holding Corp.~	Senior loan	L + 5.00%	(a)(c)	6.76%	01/2023	945	979	0.1	887
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ecological - (continued)
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)	6.76%	01/2023	$312	$324	—%	$294
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)	6.46%	01/2023	54	55	—	50
						44,428	45,074	2.2	42,572
Electronics
Appriss Holdings, Inc.#+~	One stop	L + 5.50%	(a)	6.49%	06/2026	25,095	25,860	1.3	24,593
Appriss Holdings, Inc.	One stop	L + 5.50%	(a)	6.49%	06/2025	202	198	—	194
Diligent Corporation*#+!	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	35,625	36,717	1.8	35,625
Diligent Corporation*~	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	25,737	25,578	1.3	25,737
Diligent Corporation#~	One stop	L + 5.50%	(c)	6.95%	04/2022	12,474	12,717	0.7	12,474
Diligent Corporation^*#	One stop	L + 5.50%	(c)(d)	6.95%	04/2022	11,250	11,545	0.6	11,250
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.93%	04/2022	1,263	1,262	0.1	1,262
Diligent Corporation	One stop	L + 5.50%	(d)	7.42%	04/2022	486	502	—	486
Diligent Corporation	One stop	L + 5.50%	(c)(d)	6.92%	04/2022	285	287	—	285
Diligent Corporation~	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	100	100	—	100
Diligent Corporation~	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(d)	7.42%	04/2022	39	38	—	39
Diligent Corporation~	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	35	35	—	35
Diligent Corporation	One stop	L + 5.50%		N/A(6)	04/2022	—	21	—	—
Episerver, Inc.!~(8)(9)	One stop	L + 6.25%	(a)	6.25%	10/2024	20,646	20,995	1.0	19,453
Episerver, Inc.#~	One stop	L + 6.00%	(a)	7.00%	10/2024	12,248	12,459	0.6	11,635
Episerver, Inc.(5)	One stop	L + 6.00%		N/A(6)	10/2024	—	(2)	—	(20)
ES Acquisition LLC	One stop	L + 5.50%	(c)	7.18%	11/2025	667	654	—	633
ES Acquisition LLC	One stop	L + 5.50%	(c)(d)	6.84%	11/2025	87	86	—	82
ES Acquisition LLC	One stop	L + 5.50%	(c)	7.41%	11/2025	36	36	—	34
ES Acquisition LLC(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(2)	—	—
Gamma Technologies, LLC^*#!~%&	One stop	L + 5.00%	(a)	6.00%	06/2024	47,588	47,949	2.3	45,207
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2024	—	(1)	—	(10)
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(d)	5.32%	11/2025	756	747	—	695
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(a)	5.25%	11/2025	111	110	—	102
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(11)
Silver Peak Systems, Inc. !	One stop	L + 7.00%	(a)	9.00%	04/2024	5,998	6,016	0.3	5,881
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	2
Sovos Compliance*+	One stop	L + 4.75%	(a)	5.75%	04/2024	19,614	20,232	1.0	19,221
Sovos Compliance!	Second lien	L + 12.00%		12.00% PIK	04/2025	9,390	9,655	0.5	9,390
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,902	1,963	0.1	1,864
Sovos Compliance	Second lien	L + 12.00%		12.00% PIK	04/2025	1,270	1,312	0.1	1,270
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	768	793	—	752
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	198	196	—	194
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	85	83	—	83
Unison Software Holdings, Inc.^+~	Senior loan	P + 3.50%	(f)	6.75%	05/2023	3,789	3,816	0.2	3,675
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	9.06%	10/2021	9,435	9,386	0.5	9,151
						247,259	251,421	12.4	241,443
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Finance
Institutional Shareholder Services*!~	Senior loan	L + 4.50%	(c)(d)	5.57%	03/2026	$18,870	$19,291	0.9%	$18,116
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)(d)	5.56%	03/2024	200	196	—	184
						19,070	19,487	0.9	18,300
Grocery
Teasdale Quality Foods, Inc.%&	Senior loan	L + 5.75%	(a)	6.75%	04/2021	3,827	3,608	0.2	3,597
Teasdale Quality Foods, Inc.%&	Senior loan	L + 5.75%	(a)	6.75%	04/2021	3,094	2,916	0.2	2,909
Teasdale Quality Foods, Inc.%&	Senior loan	L + 5.75%	(a)	6.75%	04/2021	518	488	—	486
Teasdale Quality Foods, Inc.%	Senior loan	L + 5.75%	(a)	6.75%	04/2021	387	367	—	364
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.75%	(a)	6.75%	04/2021	262	260	—	246
Teasdale Quality Foods, Inc.%&	Senior loan	L + 5.75%	(a)	6.75%	04/2021	192	181	—	180
						8,280	7,820	0.4	7,782
Healthcare, Education and Childcare
ACP Ulysses Buyer, Inc.+!	Senior loan	L + 5.00%	(c)(d)	6.07%	02/2026	13,276	13,146	0.7	12,746
Active Day, Inc.#	One stop	L + 6.50%	(d)	7.57%	12/2021	24,695	24,964	1.1	21,731
Active Day, Inc.^#	One stop	L + 6.50%	(d)	7.57%	12/2021	1,905	1,928	0.1	1,678
Active Day, Inc.*#	One stop	L + 6.50%	(d)	7.57%	12/2021	1,228	1,244	0.1	1,081
Active Day, Inc.	One stop	L + 6.50%	(d)	7.57%	12/2021	978	1,008	—	861
Active Day, Inc.	One stop	L + 6.50%	(d)	7.57%	12/2021	863	857	—	759
Active Day, Inc.*#	One stop	L + 6.50%	(d)	7.57%	12/2021	848	859	—	746
Active Day, Inc.	One stop	L + 6.50%	(d)	7.57%	12/2021	102	102	—	90
Active Day, Inc.	One stop	L + 6.50%	(d)	N/A(6)	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	7.99%	03/2024	7,147	7,184	0.3	6,646
Acuity Eyecare Holdings, LLC#	One stop	L + 6.25%	(c)	7.70%	03/2024	5,990	6,073	0.3	5,571
Acuity Eyecare Holdings, LLC~	One stop	L + 6.25%	(c)	7.70%	03/2024	5,615	5,738	0.3	5,222
Acuity Eyecare Holdings, LLC^~	One stop	L + 6.25%	(c)	7.70%	03/2024	3,277	3,393	0.2	3,046
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	7.70%	03/2024	793	819	—	737
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	7.70%	03/2024	197	188	—	183
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	7.62%	03/2023	150	149	—	139
ADCS Clinics Intermediate Holdings, LLC*#!	One stop	L + 5.75%	(c)(d)	6.82%	05/2022	42,093	42,632	2.0	39,987
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(c)(d)	6.82%	05/2022	212	214	—	200
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)(d)	6.79%	05/2022	200	200	—	190
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)(d)	6.82%	05/2022	164	166	—	156
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(c)(d)	6.82%	05/2022	62	63	—	60
Advanced Pain Management Holdings, Inc.+(7)%	Senior loan	L + 5.00%	(a)	6.25%	04/2020	11,433	6,860	0.3	5,817
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(a)	9.75%	04/2020	4,082	7	—	7
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(a)	6.25%	04/2020	928	557	—	471
Advanced Pain Management Holdings, Inc.+(7)%	Senior loan	L + 5.00%	(a)	6.25%	04/2020	782	469	—	398
Agilitas USA, Inc.*#	One stop	L + 5.50%	(c)	7.41%	04/2022	10,153	10,191	0.5	9,139
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	7.04%	04/2022	100	100	—	86
Apothecary Products, LLC+	Senior loan	L + 4.25%	(c)	6.03%	07/2023	2,904	3,028	0.1	2,643
Apothecary Products, LLC	Senior loan	L + 4.25%	(c)	5.25%	07/2023	782	782	—	711
Aris Teleradiology Company, LLC+(7)	Senior loan	L + 5.50%	(c)(d)	7.41%	03/2021	5,403	3,236	—	—
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)(d)	7.26%	03/2021	1,087	686	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)(d)	7.41%	03/2021	$320	$320	—%	$—
Aspen Medical Products, LLC+~	One stop	L + 5.25%	(a)	6.88%	06/2025	4,555	4,630	0.2	4,190
Aspen Medical Products, LLC	One stop	L + 5.25%	(c)	6.50%	06/2025	34	34	—	32
Belmont Instrument, LLC+	Senior loan	L + 4.75%	(d)	5.82%	12/2023	5,283	5,232	0.3	5,019
BIO18 Borrower, LLC!	One stop	L + 5.25%	(c)	7.03%	11/2024	11,131	11,171	0.6	10,908
BIO18 Borrower, LLC*	One stop	L + 5.25%	(c)	7.03%	11/2024	3,981	3,945	0.2	3,904
BIO18 Borrower, LLC	One stop	L + 5.25%	(c)	6.55%	11/2024	210	210	—	206
BIO18 Borrower, LLC(5)	One stop	L + 5.25%	(c)	N/A(6)	11/2024	—	(1)	—	(18)
BIOVT, LLC^*#	One stop	L + 5.75%	(a)	6.75%	01/2021	34,307	34,700	1.7	33,621
BIOVT, LLC#~	One stop	L + 5.75%	(a)	6.75%	01/2021	2,084	2,135	0.1	2,042
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	01/2021	1,956	2,004	0.1	1,917
BIOVT, LLC	One stop	L + 5.75%	(c)	6.87%	01/2021	120	120	—	116
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	(24)
Blades Buyer, Inc.+~	Senior loan	L + 4.50%	(c)(f)	6.00%	08/2025	3,839	3,860	0.2	3,686
Blades Buyer, Inc.	Senior loan	L + 4.50%	(a)	5.50%	08/2025	90	90	—	86
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(6)	—	(39)
CMI Parent Inc.+~	Senior loan	L + 4.25%	(c)	5.95%	08/2025	6,667	6,805	0.3	6,333
CMI Parent Inc.	Senior loan	L + 4.25%	(a)(c)	5.25%	08/2025	300	298	—	286
CRH Healthcare Purchaser, Inc.+~	Senior loan	L + 4.50%	(c)	5.95%	12/2024	13,111	13,290	0.6	12,587
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(12)
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	(167)
DCA Investment Holding, LLC^*#+	One stop	L + 5.25%	(d)	6.32%	07/2021	31,571	31,913	1.5	28,414
DCA Investment Holding, LLC^*#+!~	One stop	L + 5.25%	(d)	6.33%	07/2021	27,355	27,774	1.3	24,618
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(d)	6.32%	07/2021	8,362	8,540	0.4	7,525
DCA Investment Holding, LLC~	One stop	L + 5.25%	(d)	6.32%	07/2021	4,054	4,175	0.2	3,649
DCA Investment Holding, LLC~	One stop	L + 5.25%	(d)	6.32%	07/2021	3,687	3,798	0.2	3,318
DCA Investment Holding, LLC	One stop	L + 5.25%	(a)	6.25%	07/2021	2,729	2,725	0.1	2,449
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(d)	6.32%	07/2021	2,524	2,600	0.1	2,272
DCA Investment Holding, LLC#	One stop	L + 5.25%	(d)	6.32%	07/2021	1,256	1,276	0.1	1,131
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(d)	6.32%	07/2021	298	302	—	268
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(d)	6.32%	07/2021	94	94	—	84
Deca Dental Management LLC^*#	One stop	L + 6.00%	(c)	7.45%	12/2021	11,231	11,475	0.5	10,109
Deca Dental Management LLC#~	One stop	L + 6.00%	(c)	7.45%	12/2021	1,379	1,408	0.1	1,241
Deca Dental Management LLC+~	One stop	L + 6.00%	(c)	7.45%	12/2021	994	1,016	—	895
Deca Dental Management LLC	One stop	L + 6.00%	(c)	7.45%	12/2021	737	761	—	664
Deca Dental Management LLC	One stop	L + 6.00%	(c)	7.45%	12/2021	100	101	—	90
Deca Dental Management LLC	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
Elite Dental Partners LLC*#	One stop	L + 5.25%	(d)	6.32%	06/2023	14,162	14,033	0.6	11,046
Elite Dental Partners LLC	One stop	L + 5.25%	(d)	6.32%	06/2023	1,878	1,866	0.1	1,464
Elite Dental Partners LLC#	One stop	L + 5.25%	(d)	6.32%	06/2023	1,760	1,749	0.1	1,372
Elite Dental Partners LLC+~	One stop	L + 5.25%	(d)	6.32%	06/2023	1,678	1,669	0.1	1,309
Elite Dental Partners LLC#~	One stop	L + 5.25%	(d)	6.32%	06/2023	1,608	1,599	0.1	1,254
Elite Dental Partners LLC	One stop	L + 5.25%	(c)(d)	6.32%	06/2023	200	199	—	156
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Elite Dental Partners LLC	One stop	L + 5.25%	(d)	6.32%	06/2023	$19	$14	—%	$15
ERG Buyer, LLC*#	One stop	L + 5.50%	(c)	6.95%	05/2024	19,231	19,174	0.9	17,308
ERG Buyer, LLC	One stop	P + 4.50%	(f)	7.75%	05/2024	300	294	—	270
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(8)	—	—
eSolutions, Inc.^*#+!~	One stop	L + 6.50%	(a)	7.50%	03/2022	73,854	74,780	3.7	72,379
eSolutions, Inc.	One stop	L + 6.50%	(a)	7.50%	03/2022	150	150	—	148
Excelligence Learning Corporation^#	One stop	L + 6.00%	(a)(c)	7.07%	04/2023	10,143	9,833	0.4	7,608
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.70%	05/2023	18,322	18,429	0.9	16,856
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.70%	05/2023	8,036	8,187	0.4	7,393
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.70%	05/2023	7,038	7,178	0.3	6,475
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.70%	05/2023	2,403	2,450	0.1	2,211
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.70%	05/2023	2,088	2,120	0.1	1,925
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.70%	05/2023	1,542	1,573	0.1	1,419
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.70%	05/2023	1,141	1,163	0.1	1,049
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.70%	05/2023	1,004	1,025	0.1	925
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.70%	05/2023	649	659	—	597
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.87%	05/2023	400	398	—	368
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(14)	One stop	L + 4.50%		6.24%	03/2027	11,891	11,773	0.5	10,185
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(9)(14)	One stop	L + 4.50%		N/A(6)	03/2027	—	(3)	—	(18)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(14)	One stop	L + 4.50%		N/A(6)	03/2027	—	(1)	—	(8)
G & H Wire Company, Inc.^#&	One stop	L + 5.50%	(a)	6.50%	09/2023	11,207	11,206	0.5	10,311
G & H Wire Company, Inc.	One stop	L + 5.50%	(c)	6.56%	09/2022	140	140	—	128
Immucor, Inc.+	Senior loan	L + 5.00%	(c)	6.45%	06/2021	3,576	3,631	0.2	3,138
Joerns Healthcare, LLC^*%	One stop	L + 6.00%	(c)	7.12%	08/2024	1,873	1,820	0.1	1,797
Joerns Healthcare, LLC^*%	One stop	L + 6.00%	(c)	7.12%	08/2024	1,800	1,769	0.1	1,728
Katena Holdings, Inc.^#	One stop	L + 6.00%	(d)	7.07%	06/2021	12,796	12,912	0.6	12,028
Katena Holdings, Inc.^#	One stop	L + 6.00%	(d)	7.07%	06/2021	1,250	1,261	0.1	1,175
Katena Holdings, Inc.+	One stop	L + 6.00%	(d)	7.07%	06/2021	934	927	—	878
Katena Holdings, Inc.#	One stop	L + 6.00%	(d)	7.07%	06/2021	855	863	—	805
Katena Holdings, Inc.	One stop	L + 6.00%	(a)(f)	7.36%	06/2021	200	201	—	188
Krueger-Gilbert Health Physics, LLC!~	Senior loan	L + 5.25%	(c)	6.70%	05/2025	2,371	2,357	0.1	2,205
Krueger-Gilbert Health Physics, LLC!	Senior loan	L + 5.25%	(c)	6.70%	05/2025	1,119	1,162	0.1	1,041
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.70%	05/2025	420	418	—	391
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.48%	05/2025	50	50	—	44
Lombart Brothers, Inc.^*#~	One stop	L + 6.25%	(c)	7.70%	04/2023	29,106	29,481	1.4	28,230
Lombart Brothers, Inc.^#(8)(9)	One stop	L + 6.25%	(c)	7.70%	04/2023	3,133	3,174	0.2	3,040
Lombart Brothers, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2023	280	279	—	272
Lombart Brothers, Inc.(8)(9)	One stop	L + 6.25%	(a)(c)	7.25%	04/2023	50	49	—	48
MD Now Holdings, Inc.+!	One stop	L + 5.00%	(d)	6.07%	08/2024	14,616	14,792	0.7	14,032
MD Now Holdings, Inc.	One stop	L + 5.00%	(d)	6.07%	08/2024	622	621	—	536
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.45%	08/2024	300	299	—	288
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.25%	(c)	6.70%	06/2023	7,053	7,040	0.3	6,488
MWD Management, LLC & MWD Services, Inc.^#	One stop	L + 5.25%	(c)	6.70%	06/2023	4,540	4,633	0.2	4,177
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
MWD Management, LLC & MWD Services, Inc.	One stop	L + 5.25%	(c)	6.36%	06/2022	$160	$159	—%	$148
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	(12)
Oliver Street Dermatology Holdings, LLC#(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	19,295	17,731	0.5	10,062
Oliver Street Dermatology Holdings, LLC*#(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	2,239	1,926	0.1	1,168
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	2,122	1,941	0.1	1,106
Oliver Street Dermatology Holdings, LLC^+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	1,606	1,382	—	838
Oliver Street Dermatology Holdings, LLC*+(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	1,419	1,220	—	740
Oliver Street Dermatology Holdings, LLC*+(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	1,235	1,063	—	645
Oliver Street Dermatology Holdings, LLC^+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	962	828	—	501
Oliver Street Dermatology Holdings, LLC*+(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	834	717	—	435
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	515	442	—	268
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)(f)	8.19%	05/2022	290	267	—	152
Oliver Street Dermatology Holdings, LLC^#(7)	One stop	L + 6.25%	(c)	8.19%	05/2022	98	89	—	50
Oliver Street Dermatology Holdings, LLC*#(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	88	81	—	46
Oliver Street Dermatology Holdings, LLC^#(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	70	63	—	36
Oliver Street Dermatology Holdings, LLC^#(7)	One stop	L + 6.25%	(c)	7.70%	05/2022	62	59	—	34
ONsite Mammography, LLC~	One stop	L + 6.00%	(d)	7.07%	11/2023	7,688	7,730	0.4	7,379
ONsite Mammography, LLC	One stop	L + 6.00%	(a)	7.00%	11/2023	80	82	—	76
ONsite Mammography, LLC	One stop	L + 6.00%	(a)(d)	7.04%	11/2023	29	28	—	28
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	8.03%	01/2023	19,230	19,430	1.0	18,653
Pinnacle Treatment Centers, Inc.*	One stop	L + 6.25%	(c)	8.03%	01/2023	7,832	7,759	0.4	7,597
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	8.03%	01/2023	1,578	1,585	0.1	1,531
Pinnacle Treatment Centers, Inc.+~	One stop	L + 6.25%	(c)	8.03%	01/2023	713	721	—	692
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(c)(f)	8.23%	01/2023	231	231	—	224
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.03%	01/2023	188	190	—	182
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	8.03%	01/2023	108	110	—	104
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 6.25%		N/A(6)	01/2023	—	(1)	—	—
PPT Management Holdings, LLC+	One stop	L + 6.75%	(a)	7.58% cash/0.75% PIK	12/2022	24,518	22,615	1.1	20,833
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	7.02% cash/0.75% PIK	12/2022	416	388	—	354
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)	7.58% cash/0.75% PIK	12/2022	302	288	—	256
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)	7.58% cash/0.75% PIK	12/2022	178	170	—	152
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)	7.58% cash/0.75% PIK	12/2022	86	77	—	74
Pyramid Healthcare, Inc.*+%&	One stop	L + 6.50%	(c)	8.11%	08/2020	15,061	15,059	0.8	14,760
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)(f)	7.99%	08/2020	719	719	—	704
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.24%	08/2020	463	463	—	454
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.24%	08/2020	335	340	—	328
Pyramid Healthcare, Inc.%&	One stop	L + 6.50%	(c)	8.11%	08/2020	292	292	—	286
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.08%	08/2020	112	112	—	110
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)(c)	7.57%	08/2020	45	45	—	44
Riverchase MSO, LLC*#	Senior loan	L + 5.25%	(c)	6.70%	10/2022	9,670	9,821	0.5	8,800
Riverchase MSO, LLC	Senior loan	P + 4.25%	(c)(f)	7.24%	10/2022	130	130	—	118
RXH Buyer Corporation^*#!	One stop	L + 5.75%	(c)	7.20%	09/2021	27,668	27,948	1.4	27,116
RXH Buyer Corporation*#	One stop	L + 5.75%	(c)	7.20%	09/2021	3,131	3,164	0.2	3,068
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
RXH Buyer Corporation	One stop	L + 5.75%	(c)	7.20%	09/2021	$400	$402	—%	$392
Sage Dental Management, LLC(7)%	One stop	L + 6.25%	(c)	7.16% cash/1.00% PIK	12/2020	4,334	3,971	0.2	3,033
Sage Dental Management, LLC(7)	One stop	L + 6.25%	(c)	8.16%	12/2020	70	64	—	49
Sage Dental Management, LLC(7)	One stop	L + 6.25%	(c)	8.16%	12/2020	63	58	—	44
Sage Dental Management, LLC(7)%	One stop	L + 6.25%	(c)	8.16%	12/2020	45	41	—	31
SLMP, LLC^#	One stop	L + 6.00%	(d)	7.07%	05/2023	12,012	12,101	0.6	11,771
SLMP, LLC^#	One stop	L + 6.00%	(d)	7.07%	05/2023	5,782	5,996	0.3	5,667
SLMP, LLC	One stop	L + 6.00%	(d)	7.07%	05/2023	1,503	1,499	0.1	1,467
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	223	229	—	223
SLMP, LLC	One stop	P + 5.00%	(f)	8.25%	05/2023	100	99	—	96
Summit Behavioral Healthcare, LLC^#&	Senior loan	L + 4.75%	(c)	6.36%	10/2023	20,703	20,438	1.0	19,047
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.36%	10/2023	432	434	—	398
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.31%	10/2023	300	296	—	276
WHCG Management, LLC*#%&	Senior loan	L + 4.75%	(d)	5.82%	03/2023	16,151	16,265	0.8	15,182
WHCG Management, LLC	Senior loan	L + 4.75%	(d)	5.82%	03/2023	5,655	5,610	0.3	5,315
WHCG Management, LLC	Senior loan	L + 4.75%	(d)	5.82%	03/2023	1,994	1,986	0.1	1,874
WHCG Management, LLC	Senior loan	L + 4.75%	(d)	5.82%	03/2023	340	338	—	320
WHCG Management, LLC	Senior loan	P + 3.75%	(c)(f)	7.00%	03/2023	196	199	—	184
						831,697	820,513	38.0	744,684
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC+~%&	Senior loan	L + 4.50%	(c)	5.57%	02/2022	6,229	6,246	0.3	5,793
CST Buyer Company^+~	One stop	L + 5.75%	(d)	6.82%	10/2025	10,974	10,861	0.5	10,316
CST Buyer Company	One stop	L + 5.75%	(d)	6.82%	10/2025	38	38	—	35
Plano Molding Company, LLC^+	One stop	L + 7.50%	(c)	8.95%	05/2021	14,674	14,641	0.7	12,473
						31,915	31,786	1.5	28,617
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC+	One stop	L + 5.25%	(a)	6.25%	07/2024	8,502	8,442	0.3	6,376
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.25%	07/2024	1,075	1,075	0.1	806
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.25%	07/2024	100	100	—	76
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(12)	—	—
						9,677	9,605	0.4	7,258
Insurance
Captive Resources Midco, LLC^*#+~	One stop	L + 6.00%	(a)	7.00%	05/2025	54,631	54,828	2.8	54,631
Captive Resources Midco, LLC	One stop	L + 6.00%	(c)	7.00%	05/2025	1,727	1,705	0.1	1,727
Captive Resources Midco, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	1,447	1,433	0.1	1,447
Integrity Marketing Acquisition, LLC+~	Senior loan	L + 5.75%	(c)	7.39%	08/2025	2,483	2,484	0.1	2,433
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.59%	08/2025	793	789	—	777
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.47%	08/2025	480	477	—	470
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.26%	08/2025	35	34	—	31
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.97%	08/2025	30	28	—	28
J.S. Held Holdings, LLC#+~	One stop	L + 6.00%	(c)(d)	7.07%	07/2025	3,631	3,635	0.2	3,342
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	7.22%	07/2025	232	226	—	200
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(29)	—	(236)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
Orchid Underwriters Agency, LLC+~	Senior loan	L + 4.50%	(c)	5.57%	12/2024	$4,209	$4,268	0.2%	$3,873
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.62%	12/2024	38	38	—	36
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(80)
RSC Acquisition, Inc.+~	One stop	L + 5.50%	(c)	7.26%	10/2026	24,088	23,633	1.2	23,124
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	(3)
RSC Acquisition, Inc.(5)	One stop	L + 5.50%	(c)	N/A(6)	10/2026	—	(8)	—	(16)
						93,824	93,539	4.7	91,784
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC+~	Senior loan	L + 4.00%	(c)	5.45%	07/2025	2,009	2,022	0.1	1,768
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(c)(f)	5.00%	07/2025	269	263	—	237
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(c)(f)	5.18%	07/2025	74	74	—	66
EOS Fitness Opco Holdings, LLC*#	One stop	L + 4.75%	(c)	6.20%	01/2025	8,719	8,846	0.4	8,022
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.20%	01/2025	667	679	—	594
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	7.00%	01/2025	120	120	—	110
PADI Holdco, Inc.*#	One stop	L + 5.50%	(c)	7.12%	04/2024	21,942	22,179	1.0	20,186
PADI Holdco, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	5.50%	04/2024	20,782	21,132	1.0	18,479
PADI Holdco, Inc.~	One stop	L + 5.50%	(c)	6.50%	04/2024	801	794	—	747
PADI Holdco, Inc.	One stop	L + 5.50%	(c)	6.77%	04/2023	298	299	—	274
PADI Holdco, Inc.	One stop	L + 5.50%	(c)	6.97%	04/2024	166	164	—	154
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	6.70%	07/2025	17,473	17,369	0.8	16,250
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.99%	07/2025	2,331	2,385	0.1	2,168
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.70%	07/2025	1,265	1,258	0.1	1,177
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.45%	07/2025	200	200	—	186
Self Esteem Brands, LLC^*#%&	Senior loan	L + 4.25%	(d)	5.32%	02/2022	45,841	46,319	2.2	42,632
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	6.50%	02/2022	2,338	2,334	0.1	2,174
Sunshine Sub, LLC#~	One stop	L + 4.75%	(a)	5.75%	05/2024	12,990	13,104	0.6	11,951
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	5.75%	05/2024	5,682	5,892	0.3	5,228
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	5.75%	05/2024	200	199	—	184
Teaching Company, The*#	One stop	L + 4.75%	(c)	6.46%	07/2023	17,878	18,087	0.9	16,448
Teaching Company, The	One stop	L + 4.75%	(c)(d)(f)	6.33%	07/2023	190	190	—	174
Titan Fitness, LLC*#+	One stop	L + 4.75%	(c)	6.50%	02/2025	30,471	30,961	1.4	28,033
Titan Fitness, LLC	One stop	L + 4.75%	(c)	6.38%	02/2025	1,899	1,897	0.1	1,747
Titan Fitness, LLC	One stop	L + 4.75%	(c)(f)	6.00%	02/2025	474	472	—	434
WBZ Investment LLC#	One stop	L + 5.50%	(c)(d)	6.95%	09/2024	8,483	8,547	0.4	7,634
WBZ Investment LLC	One stop	L + 5.50%	(a)(d)	6.50%	09/2024	1,215	1,206	0.1	1,094
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.95%	09/2024	844	877	0.1	760
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.95%	09/2024	432	448	—	389
WBZ Investment LLC	One stop	L + 5.50%	(a)(c)	6.50%	09/2024	80	80	—	70
						206,133	208,397	9.7	189,370
Oil and Gas
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	5.24%	07/2025	36,763	37,297	1.8	34,156
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	5.49%	07/2025	17,429	16,958	0.8	16,383
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	5.15%	07/2023	150	148	—	136
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil and Gas - (continued)
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	5.40%	07/2023	$64	$61	—%	$59
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(6)	—	(73)
						54,406	54,458	2.6	50,661
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(d)	6.57%	11/2023	10,428	10,558	0.5	9,384
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(d)	6.59%	11/2023	6,537	6,625	0.3	5,882
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(d)	6.57%	11/2023	1,011	1,002	0.1	910
Georgica Pine Clothiers, LLC^#	One stop	L + 5.50%	(d)	6.57%	11/2023	909	923	0.1	818
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(d)	6.57%	11/2023	638	648	—	575
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(d)	6.69%	11/2023	236	236	—	212
IMPLUS Footwear, LLC+~	One stop	L + 6.25%	(c)	7.70%	04/2024	30,316	30,772	1.4	27,285
IMPLUS Footwear, LLC+~	One stop	L + 6.25%	(c)	7.70%	04/2024	5,178	5,255	0.2	4,660
IMPLUS Footwear, LLC*	One stop	L + 6.25%	(c)	7.70%	04/2024	746	774	—	672
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(e)	7.00%	05/2020	11,676	11,679	0.5	10,509
Orthotics Holdings, Inc.*#(8)(9)	One stop	L + 6.00%	(e)	7.00%	05/2020	1,914	1,915	0.1	1,723
Orthotics Holdings, Inc.	One stop	L + 6.00%		N/A(6)	05/2020	—	—	—	—
WU Holdco, Inc. #+~	One stop	L + 5.50%	(c)	6.99%	03/2026	3,445	3,528	0.2	3,376
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.19%	03/2026	393	394	—	384
WU Holdco, Inc.	One stop	L + 5.50%	(c)	6.72%	03/2025	40	40	—	38
						73,467	74,349	3.4	66,428
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#+	One stop	L + 5.00%	(d)	6.07%	07/2026	27,830	27,886	1.3	25,882
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)(d)	6.06%	08/2025	276	272	—	248
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(97)	—	(742)
Captain D's, LLC^#%&	Senior loan	L + 4.50%	(c)(d)	5.50%	12/2023	14,292	14,343	0.7	12,864
Captain D's, LLC	Senior loan	P + 3.50%	(c)(f)	6.74%	12/2023	120	121	—	104
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.45%	11/2024	113	113	—	105
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.58%	11/2024	58	57	—	54
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.23%	11/2024	25	25	—	22
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.45%	11/2024	10	10	—	9
Encorevet Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(3)	—	(22)
Imperial Optical Midco Inc.~	One stop	L + 5.25%	(b)	6.73%	08/2023	3,631	3,685	0.2	3,450
Imperial Optical Midco Inc.*	One stop	L + 5.25%	(b)	6.51%	08/2023	2,832	2,808	0.1	2,690
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.62%	08/2023	1,925	1,978	0.1	1,829
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.51%	08/2023	1,253	1,288	0.1	1,191
Imperial Optical Midco Inc.*	One stop	L + 5.25%	(b)	6.87%	08/2023	1,141	1,172	0.1	1,084
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.60%	08/2023	331	328	—	314
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.51%	08/2023	241	239	—	229
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.60%	08/2023	191	189	—	181
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.88%	08/2023	134	133	—	128
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.51%	08/2023	130	129	—	124
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.56%	08/2023	97	96	—	92
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)	6.27%	08/2023	83	83	—	79
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Imperial Optical Midco Inc.	One stop	L + 5.25%	(b)(c)	6.26%	08/2023	$36	$35	—%	$34
Imperial Optical Midco Inc.	One stop	L + 5.25%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2023	—	(5)	—	—
Midwest Veterinary Partners, LLC+	One stop	L + 6.00%	(d)	7.07%	07/2025	4,296	4,223	0.2	4,166
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(d)	5.82%	07/2025	1,030	1,021	0.1	999
Midwest Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.00%	07/2025	814	776	—	790
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(d)	5.82%	07/2025	200	200	—	194
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(c)	4.95%	02/2026	2,951	2,921	0.1	2,715
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)(d)	7.33%	05/2023	4,946	4,958	0.2	4,596
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(d)(f)	6.75%	05/2023	100	100	—	96
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	22	23	—	22
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	8.95%	01/2023	2,055	2,044	0.1	1,951
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.62%	01/2023	302	319	—	287
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.70%	01/2023	30	30	—	29
Southern Veterinary Partners, LLC*#~	One stop	L + 5.50%	(d)	6.57%	05/2025	26,728	27,733	1.3	25,660
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	211	209	—	203
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.50%	05/2023	200	199	—	192
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	192	190	—	184
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	126	125	—	121
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	121	120	—	116
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	120	119	—	115
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	114	113	—	109
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(d)	6.57%	05/2025	112	111	—	107
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(2)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(25)	—	(80)
Veterinary Specialists of North America, LLC*#!	Senior loan	L + 4.25%	(a)	5.24%	04/2025	41,864	43,434	2.0	39,770
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	5.18%	04/2025	3,348	3,343	0.2	2,754
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	5.24%	04/2025	2,886	2,863	0.1	2,741
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.25%	(a)	5.24%	04/2025	1,452	1,508	0.1	1,379
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	5.05%	04/2025	835	832	0.1	793
Wetzel's Pretzels, LLC*#	One stop	L + 6.75%	(c)	8.20%	09/2021	17,027	17,242	0.8	15,325
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(c)	7.93%	09/2021	100	101	—	90
						166,931	169,715	7.9	155,373
Printing and Publishing
Brandmuscle, Inc.%&	Senior loan	L + 4.75%	(d)	5.82%	12/2021	8,115	8,110	0.4	7,379
Brandmuscle, Inc.^#	Senior loan	L + 5.00%	(d)	6.07%	12/2021	1,132	1,151	0.1	1,037
Brandmuscle, Inc.	Senior loan	L + 4.75%	(d)	5.82%	12/2021	34	34	—	26
Messenger, LLC+~	One stop	L + 6.00%	(a)(c)(f)	7.16%	08/2023	9,098	9,196	0.4	8,462
Messenger, LLC	One stop	P + 5.00%	(f)	8.25%	08/2023	32	32	—	28
Messenger, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(2)	—	—
						18,411	18,521	0.9	16,932
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(d)	7.28%	09/2025	5,959	5,864	0.2	4,767
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
2nd Ave. LLC	One stop	L + 5.50%	(a)(c)	6.65%	09/2025	$50	$50	—%	$40
Batteries Plus Holding Corporation#	One stop	L + 6.75%	(a)(f)	7.75%	07/2022	21,980	22,276	1.0	20,222
Batteries Plus Holding Corporation	One stop	P + 5.75%	(f)	9.00%	07/2022	250	249	—	226
Boot Barn, Inc.+~%&	Senior loan	L + 4.50%	(c)	5.77%	06/2023	16,777	16,928	0.8	15,770
Cycle Gear, Inc.^#+~	One stop	L + 5.00%	(c)	6.45%	01/2024	23,953	23,963	1.1	21,559
DTLR, Inc.^*#+	One stop	L + 6.50%	(c)	8.28%	08/2022	41,599	42,155	2.0	39,519
Elite Sportswear, L.P.&	Senior loan	L + 6.25%	(c)	7.70%	12/2021	9,199	8,988	0.4	7,635
Elite Sportswear, L.P.&	Senior loan	L + 6.25%	(c)	7.70%	12/2021	3,698	3,616	0.2	3,069
Elite Sportswear, L.P.&	Senior loan	L + 6.25%	(c)	7.70%	12/2021	1,903	1,861	0.1	1,580
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)(d)(f)	8.09%	12/2021	1,142	1,116	—	943
Elite Sportswear, L.P.*&	Senior loan	L + 6.25%	(c)	7.70%	12/2021	632	619	—	524
Elite Sportswear, L.P.&	Senior loan	L + 6.25%	(c)	7.70%	12/2021	289	282	—	240
Elite Sportswear, L.P.*&	Senior loan	L + 6.25%	(c)	7.70%	12/2021	276	271	—	229
Elite Sportswear, L.P.	Senior loan	P + 5.00%	(c)(d)(f)	8.10%	12/2021	40	39	—	34
Feeders Supply Company, LLC#	One stop	L + 5.75%	(c)	7.20%	04/2021	8,640	8,747	0.4	8,209
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	147	149	—	139
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	6.75%	04/2021	50	50	—	46
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	L + 5.75%	(a)	7.41%	11/2024	18,080	18,391	0.8	15,571
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	12,427	12,695	0.6	11,433
Jet Equipment & Tools Ltd.+~(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	4,328	4,406	0.2	3,982
Jet Equipment & Tools Ltd.~(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	1,589	1,575	0.1	1,462
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	(22)
Mills Fleet Farm Group LLC^*#+!~&	One stop	L + 7.00%	(d)	7.84% cash/0.75% PIK	10/2024	49,834	49,598	2.2	42,356
Pet Holdings ULC^*#+!(8)(12)	One stop	L + 5.50%	(c)	7.41%	07/2022	46,881	47,925	2.3	44,068
Pet Holdings ULC(8)(12)	One stop	P + 4.50%	(f)	7.75%	07/2022	300	299	—	282
Pet Holdings ULC^*#+(8)(12)	One stop	L + 5.50%	(c)	7.41%	07/2022	242	244	—	226
Pet Supplies Plus, LLC*+	Senior loan	L + 4.50%	(b)	6.16%	12/2024	14,253	14,515	0.7	13,541
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(b)	5.50%	12/2023	224	223	—	212
PetPeople Enterprises, LLC^#	One stop	L + 5.75%	(d)	6.82%	09/2023	5,380	5,437	0.3	4,949
PetPeople Enterprises, LLC#	One stop	L + 5.75%	(a)(d)	6.79%	09/2023	1,826	1,855	0.1	1,680
PetPeople Enterprises, LLC	One stop	L + 5.75%	(a)(c)(d)	6.77%	09/2023	100	101	—	92
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(d)	6.32%	10/2024	6,998	7,017	0.3	6,298
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(d)	6.32%	10/2024	1,717	1,782	0.1	1,545
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)(f)	6.84%	10/2024	86	85	—	76
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(1)	—	(217)
Vermont Aus Pty Ltd!~(8)(9)(11)	One stop	L + 5.25%		5.84%	12/2024	2,199	2,221	0.1	1,838
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 5.25%		5.84%	12/2024	41	42	—	17
						303,089	305,632	14.0	274,140
Telecommunications
NetMotion Wireless Holdings, Inc.^*#	One stop	L + 5.75%	(c)	7.20%	10/2021	11,059	11,214	0.6	10,838
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2021	—	—	—	(2)
						11,059	11,214	0.6	10,836
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles and Leather
SHO Holding I Corporation!~	Senior loan	L + 5.00%	(c)	6.78%	10/2022	$4,045	$4,034	0.1%	$3,641
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)	5.73%	10/2022	48	46	—	48
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)	5.00%	10/2021	28	27	—	16
						4,121.0	$4,107	0.1	3,705
Utilities
Arcos, LLC#~	One stop	L + 5.25%	(c)	6.70%	02/2021	14,592	14,783	0.7	14,300
Arcos, LLC(5)	One stop	L + 5.25%		N/A(6)	02/2021	—	—	—	(2)
						14,592	14,783	0.7	14,298
Total non-controlled/non-affiliate company debt investments						$4,394,956	$4,417,152	209.7%	$4,101,312

Equity investments (15)(16)
Aerospace and Defense
NTS Technical Systems	Common Stock	N/A		N/A	N/A	2	$1,506	—%	$148
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	256	—	407
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	128	—	231
Whitcraft LLC	Common Stock	N/A		N/A	N/A	11	2,285	0.2	3,607
							4,175	0.2	4,393
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	803	1,304	0.1	1,743
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	5	314	—	63
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	508	—	374
							2,126	0.1	2,180
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	0.1	641
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	75	—	505
Cafe Rio Holding, Inc.	Common Stock	N/A		N/A	N/A	5	603	—	594
Global ID Corporation	LLC interest	N/A		N/A	N/A	5	603	0.1	723
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	44	217	—	79
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	20	61	—	23
Mendocino Farms, LLC	Common Stock	N/A		N/A	N/A	169	770	—	714
Purfoods, LLC	LLC interest	N/A		N/A	N/A	736	1,222	0.1	2,252
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	945	—	—
SSRG Holdings, LLC	LLC units	N/A		N/A	N/A	6	61	—	43
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	437	444	—	345
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	437	—	—	—
							5,700	0.3	5,919
Buildings and Real Estate
Brooks Equipment Company, LLC	Common Stock	N/A		N/A	N/A	10	1,021	0.1	1,940
Groundworks LLC	LLC units	N/A		N/A	N/A	—	121	—	85
Paradigm DKD Group, LLC#+!~%	Preferred stock	N/A		N/A	N/A	354	115	—	—
Paradigm DKD Group, LLC#+!~%	LLC units	N/A		N/A	N/A	71	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Buildings and Real Estate - (continued)
Paradigm DKD Group, LLC#+!~%	LLC units	N/A	N/A	N/A	2,004	$—	—%	$—
						1,257	0.1	2,025
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	137	—	113
Flexan, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	124	—	26
						261	—	139
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	14
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	114
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	38
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
Reladyne, Inc.	LP units	N/A	N/A	N/A	1	931	—	343
						1,411	—	509
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	670	418	—	111
Agility Recovery Solutions Inc.	LLC units	N/A	N/A	N/A	97	604	0.1	681
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	587	462	—	462
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	320
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	205	—	224
Centrify Corporation	LP interest	N/A	N/A	N/A	1	691	—	221
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	355
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	93	181	—	192
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	3	412	—	498
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	192	—	182
Convercent, Inc.	Warrant	N/A	N/A	N/A	325	63	—	94
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	356	434	—	331
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	122	225	—	209
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	74	142	—	127
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	67	123	—	140
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	12	33	—	45
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	441
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	12	—	11
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	2	291	—	409
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	0.1	783
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	288	—	250
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	—	—	—
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	279
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	—
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	385
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	3
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	7
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	$6	—%	$12
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	—	531
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	183
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	40
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	1,440	0.1	1,333
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	547	—	304
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	4	9	—	9
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	766	0.1	965
PCS Intermediate II Holdings, LLC	LLC units	N/A	N/A	N/A	—	367	—	340
Personify, Inc.	LLC units	N/A	N/A	N/A	639	828	0.1	748
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	2,574
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,116
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	0.1	977
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	228
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	—
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	184	458	—	613
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	163
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.2	2,826
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	445
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	37	—	43
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	6	6	—	5
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,441
Verisys Corporation	LLC interest	N/A	N/A	N/A	579	712	0.1	737
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	45
Vitalyst, LLC	Common Stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	—	389
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	—	553
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	19
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	23
						23,455	1.2	23,422
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	6	700	—	650
Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	174	—	172
Diligent Corporation	Preferred stock	N/A	N/A	N/A	414	1,609	0.1	2,107
Episerver, Inc.	LLC units	N/A	N/A	N/A	76	807	0.1	544
ES Acquisition LLC	LP interest	N/A	N/A	N/A	—	13	—	11
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	13	13	—	11
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	67	27	—	48
						2,649	0.2	2,893
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	$1,098	—%	$573
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	1,158	1,334	0.1	1,291
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	0.1	562
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	—	6	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	—	—	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	5	—	—	—
Aris Teleradiology Company, LLC	Common Stock	N/A	N/A	N/A	2	—	—	—
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	77	—	54
BIO18 Borrower, LLC(17)	LLC units	N/A	N/A	N/A	591	1,190	0.1	1,315
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	1,223	0.1	1,510
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	225
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	—
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	429	469	—	463
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	1,150
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	—	303
Elite Dental Partners LLC	Common Stock	N/A	N/A	N/A	—	737	—	34
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	272	—	289
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	75
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	661	—	112
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	262	—	89
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	136
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	—
Joerns Healthcare, LLC^*#!~%	Common Stock	N/A	N/A	N/A	432	4,330	0.1	1,752
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	573	—	307
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	155	172	—	88
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	181
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	141
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	197
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	147
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	—	497
Pinnacle Treatment Centers, Inc.	LLC units	N/A	N/A	N/A	5	74	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	61
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	240
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	0.1	757
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	7
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC units	N/A	N/A	N/A	668	789	0.1	953
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	7	—	85
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	26
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
SSH Corpration	Common Stock	N/A	N/A	N/A	—	$40	—%	$122
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	98	—	84
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	—	—	—
Surgical Information Systems, LLC	Common Stock	N/A	N/A	N/A	4	414	—	447
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	1	414	—	384
						22,615	0.8	14,657
Insurance
Captive Resources Midco, LLC(17)	LLC units	N/A	N/A	N/A	425	—	—	290
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	78	90	—	58
						90	—	348
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	593
PADI Holdco, Inc.(17)	LLC units	N/A	N/A	N/A	1	969	—	447
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	88
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	60
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	49
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	43
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	19
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						2,027	0.1	1,301
Oil and Gas
W3 Co.	LLC units	N/A	N/A	N/A	3	1,632	0.1	1,439
W3 Co.	Preferred stock	N/A	N/A	N/A	—	224	—	213
						1,856	0.1	1,652
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(17)	LLC interest	N/A	N/A	N/A	20	239	—	235
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	1,252
						449	0.1	1,487
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	LLC units	N/A	N/A	N/A	—	76	—	67
Captain D's, LLC	LLC interest	N/A	N/A	N/A	158	156	—	102
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	29	—	13
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	6	—	—	—
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	221	211	—	204
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	100
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	31	373	—	188
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	1	717	0.1	887
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	148	188	—	436
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A	N/A	—	416	—	239
						2,327	0.1	2,236
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	335	—	46
Retail Stores
2nd Ave. LLC	LP interest	N/A	N/A	N/A	653	653	—	362
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	10	1,287	0.1	926
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	27	462	—	346
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	—	597
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	4	400	—	363
Feeders Supply Company, LLC	LLC units	N/A		N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A		N/A	N/A	1	948	0.1	998
Paper Source, Inc.	Common Stock	N/A		N/A	N/A	8	1,387	—	—
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	677	483	—	152
Pet Supplies Plus, LLC(17)	LLC units	N/A		N/A	N/A	144	181	—	256
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	4	496	—	456
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	1	101	—	92
							6,974	0.2	4,548
Total non-controlled/non-affiliate company equity investments							$78,407	3.5%	$68,405

Total non-controlled/non-affiliate company investments						$4,394,956	$4,495,559	213.2%	$4,169,717

Non-controlled affiliate company investments(18)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company^+(7)(8)	One stop	L + 4.00%	(a)	5.00%	08/2021	$962	$926	—%	$205
Uinta Brewing Company(7)(8)	One stop	L + 0.50%	(a)	1.50%	08/2021	479	475	—	396
						1,441	1,401	—	601
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	4.91%	10/2023	5,363	5,169	0.2	4,046
Switchfly LLC(8)	One stop	L + 3.00%	(c)	0.0491	10/2023	448	432	—	338
Switchfly LLC(8)	One stop	L + 3.00%	(c)	0.0491	10/2023	34	33	—	26
Switchfly LLC(5)(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	(28)
						5,845	5,634	0.2	4,382
Electronics
Sloan Company, Inc., The+(7)(8)	One stop	L + 8.50%	(c)	9.87%	04/2023	4,709	4,075	0.2	4,081
Sloan Company, Inc., The(7)(8)	One stop	L + 8.50%	(c)	9.87%	04/2023	593	591	—	619
Sloan Company, Inc., The(7)(8)	One stop	L + 8.50%	(c)	9.87%	04/2023	312	271	—	271
						5,614	4,937	0.2	4,971
Healthcare, Education and Childcare
Dental Holdings Corporation*(7)(8)	One stop	L + 6.00%	(b)	7.16%	03/2023	10,660	10,612	0.4	6,975
Dental Holdings Corporation(8)	One stop	L + 6.00%	(c)	7.00%	03/2023	107	107	—	107
						10,767	10,719	0.4	7,082
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.+(8)	One stop	L + 11.00%	(a)	10.25% cash/2.00% PIK	05/2020	4,150	4,144	0.2	2,905
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	10.91% cash/2.00% PIK	05/2020	557	555	—	195
						4,707	4,699	0.2	3,100
Total non-controlled affiliate company debt investments						$28,374	$27,390	1.0%	$20,136
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments(15)(16)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	Common stock	N/A	N/A	N/A	153	$17	$—%	$—
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A	N/A	N/A	3,418	2,320	—	2,417
Electronics
Sloan Company, Inc., The(8)	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The+(8)	Common stock	N/A	N/A	N/A	—	41	—	41
Sloan Company, Inc., The(8)	LLC units	N/A	N/A	N/A	2	14	—	—
						207	—	41
Healthcare, Education and Childcare
Dental Holdings Corporation*(8)	Common stock	N/A	N/A	N/A	—	390	—	390
						390	—	390
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	59	—	—	—
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	59	—	—	—
						—	—	—
Total non-controlled affiliate company equity investments						$2,934	—%	$2,848

Total non-controlled affiliate company investments					$28,374	$30,324	1.0%	$22,984

Controlled affiliate company investments(19)
Debt Investments
Diversified/Conglomerate Service
MMan Acquisition Co.^*+(7)(8)	One stop	N/A	10.00% PIK	08/2023	$22,527	$19,830	0.8%	$15,379
MMan Acquisition Co.(7)(8)	One stop	N/A	8.00% PIK	08/2023	1,358	1,358	0.1	1,277
					23,885	21,188	0.9	16,656

Total controlled affiliate company debt investments					$23,885	$21,188	0.9%	$16,656
Equity investments(15)(16)
Diversified/Conglomerate Service
MMan Acquisition Co.^*+(8)	LLC units	N/A	N/A	N/A	—	$928	—%	$858

Total controlled affiliate company equity investments						$928	—%	$858

Total controlled affiliate company investments					$23,885	$22,116	0.9%	$17,514

Total investments					$4,447,215	$4,547,999	215.1%	$4,210,215
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.21% (21)			$15,726	0.8%	$15,726
Total money market funds						$15,726	0.8%	$15,726

Total investments and money market funds						$4,563,725	215.9%	$4,225,941
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).
%	Denotes that all or a portion of the loan collateralizes the SLF Credit Facility (as defined in Note 7).
&	Denotes that all or a portion of the loan collateralizes the GCIC SLF Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 31, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2020, as the loan may have priced or repriced based on an index rate prior to March 31, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.99% as of March 31, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.26% as of March 31, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.45% as of March 31, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.18% as of March 31, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 1.00% as of March 31, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of March 31, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.36% as of March 31, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.24% as of March 31, 2020.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.60% as of March 31, 2020.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.73% as of March 31, 2020.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.42%, as of March 31, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2020.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2020, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2020, total non-qualifying assets at fair value represented 5.4% of the Company's total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Australia.
(12)The headquarters of this portfolio company is located in Canada.
(13) The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in Andorra.
(15) Equity investments are non-income producing securities unless otherwise noted.
(16) Ownership of certain equity investments occurs through a holding company or partnership.
(17) The Company holds an equity investment that entitles it to receive preferential dividends.
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
March 31, 2020
(In thousands)

(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person"” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Purchases (cost)(l)	Redemptions (cost)	Transfer in/out (cost)	Premium amort/ Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2020	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$3,747	$480	$(602)	$—	$28	$(553)	$3,100	$—	$322	$—
Dental Holdings Corporation (m)	—	425	(2,126)	12,862	(167)	(3,522)	7,472	(3,247)	—	—
Sloan Company, Inc., The (m)	—	642	(725)	5,741	(674)	28	5,012	(4,791)	—	—
Switchfly LLC	7,783	—	—	—	29	(1,013)	6,799	—	150	—
Uinta Brewing Company	1,045	299	(12)	—	(2)	(729)	601	—	—	—
Total Non-Controlled Affiliates	$12,575	$1,846	$(3,465)	$18,603	$(786)	$(5,789)	$22,984	$(8,038)	$472	$—

(l)	Purchases at cost includes amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans.
(m)	During the three months ended March 31, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Purchases (cost)	Redemptions (cost)	Transfer in/out (cost)	Premium amort/ Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2020	Net realized gain/(loss)	Interest and fee income	Dividend income
MMan Acquisition Co.(n)	—	2,344	—	16,784	139	(1,753)	17,514	—	350	—
Total Controlled Affiliates	$—	$2,344	$—	$16,784	$139	$(1,753)	$17,514	$—	$350	$—

(n)	During the three months ended December 31, 2019, the Company's ownership increased to over twenty-five percent of the portfolio company's voting securities.
(20)The rate shown is the annualized seven-day yield as of March 31, 2020.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#+!~	Senior loan	L + 4.75%	(a)(c)(d)	6.94%	12/2023	$6,617	$6,583	0.3%	$6,617
NTS Technical Systems^*#+!~	One stop	L + 6.25%	(a)(c)	8.35%	06/2021	25,650	25,611	1.2	25,650
NTS Technical Systems#+!~	One stop	L + 6.25%	(a)(c)	8.35%	06/2021	4,210	4,201	0.2	4,210
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(40)	—	—
Tronair Parent, Inc.^+	Senior loan	L + 4.75%	(c)	6.93%	09/2023	726	717	—	682
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	6.96%	09/2021	160	157	—	148
Whitcraft LLC^*+	One stop	L + 5.50%	(c)	7.60%	04/2023	42,099	43,102	1.9	42,099
Whitcraft LLC	One stop	L + 5.50%	(c)	7.60%	04/2023	8,300	8,292	0.4	8,300
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(1)	—	—
						87,762	88,622	4.0	87,706
Automobile
Dent Wizard International Corporation#+!~	Senior loan	L + 4.00%	(a)	6.05%	04/2022	12,338	12,498	0.6	12,338
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	7.04%	11/2022	7,834	7,934	0.4	7,834
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	2,394	2,494	0.1	2,394
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	1,215	1,267	0.1	1,215
Grease Monkey International, LLC#+!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	1,100	1,144	0.1	1,100
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	126	130	—	126
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	110	111	—	110
JHCC Holdings LLC	One stop	L + 5.50%	(c)	7.60%	09/2025	15,788	15,475	0.7	15,630
JHCC Holdings LLC	One stop	L + 5.50%	(a)	7.54%	09/2025	10	9	—	9
JHCC Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(3)	—	(3)
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(a)	7.29%	06/2022	5,185	5,307	0.2	5,081
Polk Acquisition Corp.	Senior loan	L + 5.25%	(a)	7.29%	06/2022	30	31	—	30
Power Stop, LLC#+!~	Senior loan	L + 4.75%	(c)	6.85%	10/2025	2,871	2,935	0.1	2,871
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	13,218	13,345	0.6	13,218
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	2,084	2,169	0.1	2,084
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(c)	8.55%	04/2023	1,822	1,897	0.1	1,822
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	1,392	1,450	0.1	1,392
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.55%	04/2023	80	82	—	80
						67,597	68,275	3.2	67,331
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(c)	7.87%	04/2021	9,983	10,051	0.5	9,882
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(1)	—	(2)
BJH Holdings III Corp.#+!~	One stop	L + 5.75%	(a)	7.79%	08/2025	46,400	48,003	2.1	45,936
BJH Holdings III Corp.	One stop	L + 5.75%	(a)	7.79%	08/2025	160	151	—	152
C. J. Foods, Inc.^*	One stop	L + 6.25%	(c)	8.35%	05/2020	29,179	30,052	1.3	29,179
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.35%	05/2020	2,207	2,275	0.1	2,207
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	8.30%	05/2020	592	636	—	592
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(c)	7.95%	09/2023	18,801	19,065	0.9	18,801
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.95%	09/2023	2,270	2,367	0.1	2,270
Cafe Rio Holding, Inc.*	One stop	L + 5.75%	(c)	7.95%	09/2023	1,442	1,503	0.1	1,442
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.95%	09/2023	1,273	1,327	0.1	1,273
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2023	335	332	—	335
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2023	183	183	—	183
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	9.75%	09/2023	60	61	—	60
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Beverage, Food and Tobacco - (continued)
Fintech Midco, LLC*	One stop	L + 5.25%	(a)	7.30%	08/2024	$24,661	$25,093	1.1%	$24,661
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.30%	08/2024	1,142	1,190	0.1	1,142
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Flavor Producers, LLC#!~	Senior loan	L + 4.75%	(c)	6.85%	12/2023	5,031	4,903	0.2	4,630
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(6)	—	(10)
FWR Holding Corporation^	One stop	L + 5.50%	(a)	7.55%	08/2023	9,203	9,334	0.4	9,203
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	1,839	1,916	0.1	1,839
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	1,163	1,211	0.1	1,163
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	368	381	—	368
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	275	285	—	275
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	34	33	—	34
FWR Holding Corporation	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Global ID Corporation*#+!~	One stop	L + 6.50%	(c)	8.60%	11/2021	11,798	12,028	0.5	11,798
Global ID Corporation*	One stop	L + 6.50%	(c)	8.60%	11/2021	821	854	—	821
Global ID Corporation	One stop	L + 6.50%	(c)	8.60%	11/2021	719	749	—	719
Global ID Corporation	One stop	L + 6.50%	(c)	8.60%	11/2021	494	513	—	494
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	767	799	—	767
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	604	628	—	604
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(1)	—	—
Mid-America Pet Food, L.L.C.^*	One stop	L + 6.00%	(c)	8.10%	12/2021	22,514	22,992	1.0	22,514
Mid-America Pet Food, L.L.C.	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
NBC Intermediate, LLC#+!~	Senior loan	L + 4.25%	(a)(c)	6.40%	09/2023	2,365	2,402	0.1	2,365
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,309	2,346	0.1	2,309
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,024	2,010	0.1	2,024
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%	(c)	7.62%	05/2021	16,176	16,457	0.7	16,176
Purfoods, LLC	One stop	L + 5.50%	(c)	7.60%	05/2021	543	564	—	543
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	391	407	—	391
Purfoods, LLC#!~	One stop	L + 5.50%	(c)	7.60%	05/2021	296	307	—	296
Purfoods, LLC#!~	One stop	L + 5.50%	(c)	7.60%	05/2021	296	307	—	296
Purfoods, LLC*	One stop	L + 5.50%	(c)	7.60%	05/2021	295	307	—	295
Purfoods, LLC	One stop	L + 5.50%	(c)	7.59%	05/2021	253	257	—	253
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	241	246	—	241
Purfoods, LLC	One stop	L + 5.50%	(c)	7.60%	05/2021	149	155	—	149
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	48	48	—	48
Purfoods, LLC	One stop	L + 5.50%	(a)(c)	7.57%	05/2021	40	41	—	40
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	20	20	—	20
Rubio's Restaurants, Inc.^*	Senior loan	L + 7.00%	(c)	9.1%	10/2019	11,349	11,330	0.5	11,349
Rubio's Restaurants, Inc.	Senior loan	L + 7.00%	(a)(f)	9.62%	10/2019	90	91	—	90
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.06%	12/2023	14,180	14,451	0.6	14,180
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Beverage, Food and Tobacco - (continued)
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	7.85%	12/2023	$40	$39	—%	$40
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
						245,555	250,822	10.8	244,569
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^+	Senior loan	L + 4.75%	(a)	6.79%	05/2021	2,108	2,136	0.1	2,108
Buildings and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.12%	08/2020	26,730	26,930	1.2	26,730
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	7.13%	08/2020	668	671	—	668
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(3)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	1,015	1,058	0.1	1,015
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	923	940	—	923
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	443	462	—	443
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(c)	6.54%	03/2024	283	287	—	283
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	41,896	42,320	1.9	41,896
MRI Software LLC^*+	One stop	L + 5.75%	(a)	7.80%	06/2023	30,692	31,364	1.4	30,692
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	7,601	7,834	0.3	7,601
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	6,561	6,841	0.3	6,561
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	4,604	4,793	0.2	4,604
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	3,231	3,369	0.1	3,231
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	2,068	2,157	0.1	2,068
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	1,207	1,256	0.1	1,207
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	696	708	—	696
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	292	289	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	06/2023	292	290	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	06/2023	192	191	—	192
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	97	96	—	97
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	8.35%	05/2022	1,654	1,207	0.1	1,183
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	N/A(6)	05/2022	—	(64)	—	(64)
						131,145	132,992	5.8	130,610
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.85%	02/2020	3,306	3,345	0.1	3,306
Flexan, LLC^	One stop	L + 5.75%	(c)	7.85%	02/2020	1,556	1,575	0.1	1,556
Flexan, LLC	One stop	P + 4.50%	(f)	9.50%	02/2020	30	31	—	30
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	12,832	12,982	0.6	12,832
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	855	890	—	855
Inhance Technologies Holdings LLC	One stop	P + 4.25%	(f)	9.25%	07/2024	100	100	—	100
						18,679	18,923	0.8	18,679
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.#+!~	Senior loan	L + 4.50%	(c)(f)	6.6%	04/2026	13,149	13,494	0.6	13,149
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	598	620	—	598
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.6%	04/2024	70	68	—	70
Chase Industries, Inc.#+!~	Senior loan	L + 4.00%	(c)(f)	6.1%	05/2025	12,120	12,267	0.5	12,120
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.1%	05/2025	991	1,030	0.1	991
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2023	306	311	—	306
Inventus Power, Inc.^*+	One stop	L + 6.50%	(a)	8.54%	04/2020	15,885	15,399	0.6	14,295
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.55%	04/2020	610	581	—	530
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#+!~	Senior loan	L + 4.00%	(a)(f)	6.04%	07/2025	13,702	13,973	0.6	13,702
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Diversified/Conglomerate Manufacturing - (continued)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%	(b)	6.09%	07/2023	$8	$8	—%	$8
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	7.26%	08/2022	3,309	3,320	0.1	3,211
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.32%	07/2022	27,295	27,634	1.2	27,295
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.32%	07/2022	2,366	2,457	0.1	2,366
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,732	1,805	0.1	1,732
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,561	1,627	0.1	1,561
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,283	1,333	0.1	1,283
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,104	1,147	0.1	1,104
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.32%	07/2022	503	523	—	503
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	03/2025	15,724	15,898	0.7	15,724
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.29%	03/2025	1,822	1,897	0.1	1,822
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	1,768	1,837	0.1	1,768
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	03/2025	1,724	1,795	0.1	1,724
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.29%	03/2025	1,664	1,704	0.1	1,664
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(a)	8.29%	03/2025	1,605	1,671	0.1	1,605
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	1,496	1,556	0.1	1,496
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	03/2025	1,225	1,247	0.1	1,225
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	675	701	—	675
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	66	67	—	66
Togetherwork Holdings, LLC#!~	One stop	L + 6.25%	(a)	8.29%	03/2025	60	62	—	60
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(2)	—	—
						124,421	126,030	5.6	122,653
Diversified/Conglomerate Service
3ES Innovation, Inc.#+!~(8)(12)	One stop	L + 5.75%	(c)(d)	7.81%	05/2025	13,900	14,196	0.6	13,900
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Accela, Inc.*	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	11,933	11,983	0.5	11,695
Accela, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	996	1,003	—	976
Accela, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	104	104	—	102
Agility Recovery Solutions Inc.^*	One stop	L + 6.00%	(e)	8.02%	03/2023	22,708	22,869	1.0	22,708
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(a)(c)	8.10%	03/2023	201	196	—	201
Apptio, Inc.#!~	One stop	L + 7.25%	(c)	9.56%	01/2025	57,009	57,889	2.6	57,009
Apptio, Inc.(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.#+!~	Senior loan	L + 4.75%	(a)(f)	6.79%	04/2026	3,853	3,896	0.2	3,853
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	10,935	11,132	0.5	10,935
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	40	39	—	40
Astute Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	—
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.88%	11/2024	9,888	10,056	0.4	9,888
AutoQuotes, LLC	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#!~	One stop	L + 5.50%	(b)(c)	7.85%	04/2026	5,906	5,969	0.3	5,906
Axiom Merger Sub Inc.#+!~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2026	2,442	2,467	0.1	2,378
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(3)	—	—
Bazaarvoice, Inc.*#+!~	One stop	L + 5.75%	(a)	7.79%	02/2024	48,613	49,581	2.2	48,613
Bazaarvoice, Inc.(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
Bearcat Buyer, Inc.#+!~	Senior loan	L + 4.25%	(c)	6.35%	07/2026	2,957	2,983	0.1	2,928
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Diversified/Conglomerate Service - (continued)
Bearcat Buyer, Inc.#!~	Senior loan	L + 4.25%	(c)	6.35%	07/2026	$312	$309	—%	$309
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	166	167	—	162
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.#!~	One stop	L + 6.75%	(b)	8.91%	11/2022	5,082	5,094	0.2	5,132
Bullhorn, Inc.#!~	One stop	L + 6.75%	(b)	8.91%	11/2022	1,217	1,220	0.1	1,229
Calabrio, Inc.#!~	One stop	L + 6.50%	(c)	8.60%	06/2025	9,880	10,058	0.4	9,880
Calabrio, Inc.	One stop	L + 6.50%	(a)(c)	8.54%	06/2025	84	84	—	84
Caliper Software, Inc.#!~	One stop	L + 6.00%	(c)(f)	8.10%	11/2025	26,137	26,698	1.2	26,137
Caliper Software, Inc.	One stop	L + 6.00%	(c)	8.10%	11/2023	284	287	—	284
Centrify Corporation*	One stop	L + 6.25%	(c)	8.36%	08/2024	23,375	23,422	1.0	22,674
Centrify Corporation	One stop	P + 5.25%	(f)	10.25%	08/2024	300	300	—	292
Clearwater Analytics, LLC^*	One stop	L + 7.00%	(c)	9.20%	09/2022	16,458	16,452	0.7	16,458
Clearwater Analytics, LLC+	One stop	L + 7.00%	(c)	9.22%	07/2025	6,102	6,134	0.3	6,102
Clearwater Analytics, LLC(5)	One stop	L + 7.00%		N/A(6)	09/2022	—	(4)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)(c)	10.60% cash/0.50% PIK	05/2023	4,193	4,240	0.2	4,172
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.54% cash/0.50% PIK	08/2021	1,462	1,482	0.1	1,421
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	7.55%	03/2024	15,470	15,741	0.7	15,470
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.#!~	One stop	L + 8.50%	(a)	10.54%	02/2024	7,550	7,637	0.3	7,475
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC#+!~	One stop	L + 5.25%	(a)	7.29%	12/2024	3,794	3,870	0.2	3,794
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation^*	One stop	L + 4.75%	(a)	6.79%	09/2023	22,173	22,490	1.0	22,173
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	8.82% cash/3.00% PIK	06/2023	8,470	8,855	0.4	8,896
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	8	6	—	8
Digital Guardian, Inc.	One stop	L + 6.50%		N/A(6)	06/2023	—	18	—	19
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.#+!~	Senior loan	P + 3.00%	(c)(f)	7.09%	06/2022	5,107	5,228	0.2	5,107
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)(c)(f)	6.04%	06/2022	20	19	—	20
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	4	—	—
E2open, LLC*#+!~	One stop	L + 5.75%	(c)	7.87%	11/2024	86,772	87,841	3.9	86,772
E2open, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(6)	—	—
EGD Security Systems, LLC^*	One stop	L + 5.75%	(c)	8.06%	06/2023	30,092	30,588	1.4	30,092
EGD Security Systems, LLC	One stop	L + 5.75%	(b)(c)	8.06%	06/2023	644	669	—	644
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
GS Acquisitionco, Inc.*#+!~	One stop	L + 5.75%	(a)	7.80%	05/2024	54,564	55,059	2.4	53,881
GS Acquisitionco, Inc.*	One stop	L + 5.75%	(a)	7.80%	05/2024	12,886	13,268	0.6	12,725
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	3,320	3,419	0.1	3,279
GS Acquisitionco, Inc.#+!~	One stop	L + 5.75%	(a)	7.80%	05/2024	3,064	3,155	0.1	3,025
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	1,918	1,976	0.1	1,895
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	52	50	—	50
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	11	10	—	9
HealthcareSource HR, Inc.*	One stop	L + 5.25%	(c)	7.35%	05/2023	34,095	34,208	1.5	34,095
HealthcareSource HR, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2023	—	(2)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Diversified/Conglomerate Service - (continued)
HSI Halo Acquisition, Inc.#+!~	One stop	L + 5.75%	(c)	7.87%	08/2026	$4,133	$4,187	0.2%	$4,092
HSI Halo Acquisition, Inc.	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(6)	—	(7)
Hydraulic Authority III Limited#!~(8)(9)(10)	One stop	L + 6.00%	(i)(j)	7.00%	11/2025	12,439	12,686	0.5	12,102
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	179	184	—	175
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(i)	8.10%	11/2025	24	24	—	24
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.56%	09/2024	14,355	14,597	0.7	14,355
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.56%	09/2024	4,501	4,595	0.2	4,501
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.*#+!~	Senior loan	L + 4.00%	(c)	6.10%	10/2023	13,185	13,427	0.6	13,185
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infogix, Inc.*	One stop	L + 6.50%	(c)	8.60%	04/2024	7,252	7,419	0.3	7,107
Infogix, Inc.*+	One stop	L + 6.50%	(c)	8.60%	04/2024	1,119	1,140	0.1	1,096
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	28	27	—	26
Integral Ad Science, Inc.#!~	One stop	L + 7.25%	(a)	8.05% cash/1.25% PIK	07/2024	14,751	15,006	0.7	14,751
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(4)
Integration Appliance, Inc.^*#!~	One stop	L + 7.25%	(c)	9.43%	08/2023	68,335	69,389	3.1	68,335
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.29%	08/2023	487	482	—	487
Internet Truckstop Group LLC*	One stop	L + 5.50%	(c)	7.61%	04/2025	22,816	23,521	1.0	22,816
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	5.43% cash/3.25% PIK	02/2024	6,309	6,360	0.3	6,309
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(1)	—	—
JAMF Holdings, Inc.#!~	One stop	L + 7.00%	(c)	9.18%	11/2022	13,559	13,806	0.6	13,559
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	9.05%	11/2022	36	36	—	36
Kareo, Inc.	One stop	L + 9.00%	(a)	11.04%	06/2022	10,273	10,453	0.5	10,350
Kareo, Inc.	One stop	L + 9.00%	(a)	11.04%	06/2022	940	963	—	948
Kareo, Inc.	One stop	L + 9.00%	(a)	11.04%	06/2022	753	772	—	759
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Kaseya Traverse Inc*	One stop	L + 6.50%	(c)(d)	7.72% cash/1.00% PIK	05/2025	33,149	34,346	1.5	33,149
Kaseya Traverse Inc	One stop	L + 6.50%	(c)(d)	7.69% cash/1.00% PIK	05/2025	498	519	—	498
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	8.60%	05/2025	52	51	—	52
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.54%	10/2024	18,076	18,388	0.8	18,076
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC	One stop	L + 4.50%		N/A(6)	10/2024	—	—	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.65%	03/2025	2,567	2,631	0.1	2,567
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.61%	03/2025	33	32	—	33
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.04%	03/2025	26	26	—	26
Litera Bidco LLC#+!~	One stop	L + 5.75%	(c)(d)	7.95%	05/2026	3,379	3,411	0.2	3,379
Litera Bidco LLC	One stop	L + 5.75%	(c)(d)	7.96%	05/2026	705	735	—	705
Litera Bidco LLC	One stop	L + 5.75%	(c)(d)	7.96%	05/2026	705	734	—	705
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(c)	8.35%	04/2023	39,870	40,173	1.8	39,073
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.35%	04/2023	3,215	3,289	0.1	3,151
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.55%	04/2023	68	65	—	62
MetricStream, Inc.	One stop	L + 7.00%	(a)	9.04%	05/2024	9,131	9,232	0.4	9,192
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	1	—	2
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Diversified/Conglomerate Service - (continued)
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	$—	$12	—%	$14
Mindbody, Inc.#!~	One stop	L + 7.00%	(a)	9.06%	02/2025	48,351	49,317	2.2	48,351
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	6.04%	12/2022	1,460	1,484	0.1	1,460
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	6.04%	12/2022	836	849	—	836
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	381	397	—	381
MMan Acquisition Co.^*+	One stop	L + 3.50%	(c)	3.26% cash/2.50% PIK	08/2023	22,428	19,646	0.8	16,798
Namely, Inc.#!~	One stop	L + 7.50%	(a)	6.25% cash/1.25% PIK	06/2024	3,546	3,589	0.2	3,546
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(16)	—	—
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.60%	12/2023	8,642	8,775	0.4	8,555
Net Health Acquisition Corp.#+!~	One stop	L + 5.50%	(c)	7.60%	12/2023	6,914	7,069	0.3	6,845
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.60%	12/2023	1,207	1,227	0.1	1,195
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	(2)
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2021	—	(4)	—	(2)
Nextech Holdings, LLC#+!~	One stop	L + 5.50%	(a)	7.54%	06/2025	4,052	4,132	0.2	4,052
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	7.54%	06/2025	100	96	—	100
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(23)	—	—
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.12%	11/2023	9,474	9,597	0.4	9,474
Nexus Brands Group, Inc.#+!~(8)(9)	One stop	N/A		7.00%	11/2023	7,240	7,396	0.3	7,060
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.10%	11/2023	2,007	2,091	0.1	2,007
Nexus Brands Group, Inc.#!~	One stop	L + 6.00%	(c)	8.10%	11/2023	1,452	1,513	0.1	1,452
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.13%	11/2023	160	162	—	160
Nexus Brands Group, Inc.(8)(9)	One stop	N/A		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	N/A		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Personify, Inc.*+	One stop	L + 5.75%	(c)	7.85%	09/2024	15,614	15,933	0.7	15,614
Personify, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2024	40	40	—	40
PlanSource Holdings, Inc.#!~	One stop	L + 6.25%	(c)	8.81%	04/2025	9,330	9,516	0.4	9,330
PlanSource Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC#+!~	One stop	L + 5.75%	(c)	7.86%	05/2026	11,613	11,860	0.5	11,613
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	20,049	20,296	0.9	20,049
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.04%	01/2024	6,720	6,861	0.3	6,720
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.04%	01/2024	3,276	3,413	0.2	3,276
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,438	1,496	0.1	1,438
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,218	1,267	0.1	1,218
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,200	1,251	0.1	1,200
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	507	527	—	507
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	L + 4.75%	(a)	6.79%	06/2025	15,432	15,453	0.7	15,432
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(2)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	6.29%	12/2024	11,532	11,527	0.5	11,532
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(f)	8.25%	12/2024	58	58	—	58
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(5)	—	—
Saba Software, Inc.^*#+!~	Senior loan	L + 4.50%	(b)	6.59%	05/2023	49,189	50,222	2.2	49,189
Saba Software, Inc.#+!~	Senior loan	L + 4.50%	(b)	6.59%	05/2023	11,011	11,140	0.5	11,011
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Diversified/Conglomerate Service - (continued)
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	$—	$(2)	—%	$—
SnapLogic, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2024	5,734	5,650	0.3	5,671
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.32%	07/2022	7,276	7,437	0.3	7,276
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	07/2022	—	—	—	—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	6.54%	12/2024	3,553	3,624	0.2	3,553
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Transact Holdings, Inc.#+!~	Senior loan	L + 4.75%	(c)	7.01%	04/2026	3,110	3,160	0.1	3,094
Transaction Data Systems, Inc.*#+!~	One stop	L + 5.25%	(a)	7.30%	06/2021	84,331	86,275	3.8	84,331
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.30%	06/2021	130	133	—	130
Trintech, Inc.^*	One stop	L + 6.50%	(c)	8.76%	12/2023	22,629	23,071	1.0	22,629
Trintech, Inc.^	One stop	L + 6.50%	(c)	8.76%	12/2023	9,383	9,625	0.4	9,383
Trintech, Inc.	One stop	L + 6.50%	(c)	8.69%	12/2023	120	122	—	120
True Commerce, Inc.^#+!~	One stop	L + 5.75%	(c)	7.85%	11/2023	15,428	15,776	0.7	15,428
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	7.85%	11/2023	2,616	2,735	0.1	2,572
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	7.85%	11/2023	919	960	—	919
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.#!~	One stop	L + 5.50%	(a)	7.54%	07/2023	5,141	5,222	0.2	5,141
Upserve, Inc.	One stop	L + 5.50%	(a)	7.54%	07/2023	1,451	1,511	0.1	1,451
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.#!~(8)(9)(10)	One stop	L + 7.25%	(c)	4.50% cash/2.75% PIK	05/2024	7,608	7,758	0.3	7,322
Vector CS Midco Limited & Cloudsense Ltd.(5)(8)(9)(10)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.10%	12/2023	18,464	18,832	0.8	18,464
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*#!~	One stop	L + 8.50%	(c)	10.62%	10/2022	35,726	35,670	1.6	35,726
Vendavo, Inc.	One stop	P + 7.25%	(f)	12.50%	10/2022	332	328	—	332
Verisys Corporation*	One stop	L + 6.50%	(c)	8.60%	01/2023	8,555	8,736	0.4	8,555
Verisys Corporation(5)	One stop	L + 6.50%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC#!~	One stop	L + 6.50%	(c)	7.76% cash/1.00% PIK	07/2025	27,059	27,903	1.2	26,787
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(3)	—	(2)
						1,419,537	1,439,750	63.2	1,409,960
Ecological
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	29,947	30,387	1.3	29,947
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.54%	09/2022	2,785	2,833	0.1	2,785
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	1,668	1,735	0.1	1,668
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.54%	09/2022	1,534	1,565	0.1	1,534
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.54%	09/2022	1,235	1,284	0.1	1,235
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	836	851	—	836
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.54%	09/2022	684	696	—	684
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	566	588	—	566
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	190	197	—	190
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	40	39	—	40
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	2,300	2,352	0.1	2,300
WRE Holding Corp.#!~	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	949	990	—	949
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	314	327	—	314
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Ecological - (continued)
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)(f)	7.23%	01/2023	$28	$29	—%	$28
						43,076	43,873	1.8	43,076
Electronics
Appriss Holdings, Inc.#+!~	One stop	L + 5.50%	(c)	7.60%	06/2026	25,221	26,050	1.1	25,221
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Compusearch Software Holdings, Inc.^#+!~	Senior loan	L + 4.25%	(c)	6.35%	05/2021	2,979	3,020	0.1	2,979
Diligent Corporation*+	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	35,807	37,168	1.6	35,807
Diligent Corporation*#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	25,868	25,670	1.2	25,868
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	12,538	12,841	0.6	12,538
Diligent Corporation^*	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	11,308	11,675	0.5	11,308
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.73%	04/2022	697	723	—	697
Diligent Corporation	One stop	L + 5.50%	(c)	7.81%	04/2022	489	508	—	489
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.64%	04/2022	285	287	—	285
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	101	100	—	101
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(c)	7.81%	04/2022	39	38	—	39
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	36	35	—	36
Episerver, Inc.#~!(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	20,821	21,208	0.9	20,139
Episerver, Inc.*	One stop	L + 5.75%	(a)	7.79%	10/2024	12,310	12,545	0.6	12,310
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC^*#!~	One stop	L + 5.25%	(a)	7.29%	06/2024	33,411	33,814	1.5	33,411
Gamma Technologies, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 4.75%	(a)	6.79%	07/2023	9,575	9,805	0.4	9,575
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.03%	04/2024	5,998	6,018	0.3	6,004
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	9,839	8,623	0.3	6,070
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	659	578	—	406
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	297	298	—	303
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	104	85	—	64
Sovos Compliance*+	One stop	L + 4.75%	(a)	6.79%	04/2024	19,614	20,308	0.9	19,614
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	8,843	9,133	0.4	8,843
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	1,903	1,972	0.1	1,903
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	1,195	1,242	0.1	1,195
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	768	797	—	768
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.10%	10/2021	9,435	9,370	0.4	9,435
						250,220	253,981	11.0	245,488
Finance
Institutional Shareholder Services#!~	Senior loan	L + 4.50%	(c)	6.60%	03/2026	18,965	19,421	0.8	18,775
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.60%	03/2024	116	111	—	108
						19,081	19,532	0.8	18,883
Grocery
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.75%	(c)	7.85%	10/2020	354	348	—	319
Teasdale Quality Foods, Inc.	Senior loan	L + 5.75%	(c)	7.85%	10/2020	102	96	—	92
						456	444	—	411
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.50%	(c)	8.60%	12/2021	24,420	24,768	1.1	24,420
Active Day, Inc.^	One stop	L + 6.50%	(c)	8.60%	12/2021	1,884	1,915	0.1	1,884
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Healthcare, Education and Childcare - (continued)
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.60%	12/2021	$1,215	$1,235	0.1%	$1,215
Active Day, Inc.	Senior loan	L + 6.50%	(c)	8.60%	12/2021	967	1,006	—	967
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.60%	12/2021	839	852	—	839
Active Day, Inc.	One stop	L + 6.50%	(c)(f)	8.60%	12/2021	70	70	—	70
Active Day, Inc.(5)	One stop	L + 6.50%		N/A(6)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.37%	03/2023	5,990	6,108	0.3	5,990
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(b)(c)	8.43%	03/2023	5,643	5,799	0.3	5,643
Acuity Eyecare Holdings, LLC^	One stop	L + 6.25%	(c)	8.35%	03/2023	3,293	3,434	0.1	3,293
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.39%	03/2023	1,593	1,656	0.1	1,593
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.42%	03/2023	796	830	—	796
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2023	—	—	—	—
ADCS Clinics Intermediate Holdings, LLC+	One stop	L + 5.75%	(a)	7.79%	05/2022	42,312	42,976	1.9	42,312
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.79%	05/2022	212	216	—	212
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.85%	05/2022	164	167	—	164
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.79%	05/2022	62	64	—	62
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	7.79%	05/2022	30	30	—	30
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	5,261	3,281	0.1	3,157
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	10.60%	12/2019	1,823	3	—	3
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	360	225	—	216
Advanced Pain Management Holdings, Inc.(5)(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	164	(7)	—	(7)
Agilitas USA, Inc.*	One stop	L + 5.00%	(c)	7.32%	04/2022	10,206	10,252	0.5	10,206
Agilitas USA, Inc.	One stop	L + 5.00%	(c)	7.32%	04/2022	20	20	—	20
Apothecary Products, LLC+	Senior loan	L + 4.50%	(c)	6.70%	07/2023	3,086	3,228	0.1	3,086
Apothecary Products, LLC	Senior loan	L + 4.50%		N/A(6)	07/2023	—	—	—	—
Aris Teleradiology Company, LLC+(7)	Senior loan	L + 5.50%	(c)	7.60%	03/2021	5,403	3,244	0.1	1,149
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(b)(c)(d)	7.66%	03/2021	1,084	684	—	220
Aspen Medical Products, LLC#+!~	One stop	L + 5.25%	(a)(c)	7.30%	06/2025	4,303	4,389	0.2	4,303
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	11,188	11,231	0.5	11,188
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	66	66	—	66
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(4)	—	—
BIOVT, LLC^*	One stop	L + 5.75%	(a)	7.79%	01/2021	34,487	35,136	1.6	34,487
BIOVT, LLC#!~	One stop	L + 5.75%	(a)	7.79%	01/2021	2,094	2,179	0.1	2,094
BIOVT, LLC	One stop	L + 5.75%	(a)	7.79%	01/2021	1,966	2,045	0.1	1,966
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
Blades Buyer, Inc.#+!~	Senior loan	L + 4.50%	(b)(c)	6.75%	08/2025	2,848	2,879	0.1	2,827
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(8)	—	(8)
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	7.37%	12/2020	4,762	4,788	0.2	4,762
CMI Parent Inc.#+!~	Senior loan	L + 4.25%	(a)	6.29%	08/2025	6,700	6,852	0.3	6,634
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(4)
CRH Healthcare Purchaser, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.60%	12/2024	14,011	14,203	0.6	14,011
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	—
DCA Investment Holding, LLC^*+	One stop	L + 5.25%	(c)	7.35%	07/2021	31,737	32,216	1.4	31,737
DCA Investment Holding, LLC^*#+!~	One stop	L + 5.25%	(c)	7.35%	07/2021	27,496	28,087	1.2	27,496
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	8,405	8,655	0.4	8,405
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Healthcare, Education and Childcare - (continued)
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	$4,074	$4,244	0.2%	$4,074
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	3,706	3,860	0.2	3,706
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	2,537	2,643	0.1	2,537
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	678	706	—	678
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.25%	07/2021	309	303	—	309
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	300	306	—	300
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	94	95	—	94
Deca Dental Management LLC^*	One stop	L + 6.00%	(c)	8.10%	12/2021	11,386	11,690	0.5	11,386
Deca Dental Management LLC#!~	One stop	L + 6.00%	(a)(c)	8.11%	12/2021	1,385	1,423	0.1	1,385
Deca Dental Management LLC#+!~	One stop	L + 6.00%	(c)	8.10%	12/2021	999	1,026	0.1	999
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.21%	12/2021	741	771	—	741
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.12%	12/2021	32	31	—	32
Deca Dental Management LLC	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.12%	02/2020	10,226	10,340	0.5	10,226
Dental Holdings Corporation*	One stop	L + 6.00%	(c)	8.12%	02/2020	1,632	1,651	0.1	1,632
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.12%	02/2020	828	837	—	828
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.29%	06/2023	14,145	13,994	0.6	13,437
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	1,874	1,862	0.1	1,781
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	1,757	1,746	0.1	1,669
Elite Dental Partners LLC#+!~	One stop	L + 5.25%	(a)	7.29%	06/2023	1,676	1,665	0.1	1,592
Elite Dental Partners LLC#!~	One stop	L + 5.25%	(a)	7.29%	06/2023	1,607	1,596	0.1	1,527
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	200	198	—	190
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(6)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.60%	05/2024	19,330	19,265	0.8	18,749
ERG Buyer, LLC	One stop	P + 4.50%	(f)	9.50%	05/2024	20	14	—	12
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(9)	—	—
eSolutions, Inc.^*+	One stop	L + 6.50%	(a)	8.54%	03/2022	70,456	71,662	3.2	70,456
eSolutions, Inc.	One stop	L + 6.50%	(d)	8.56%	03/2022	100	100	—	100
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.04%	04/2023	10,171	9,808	0.4	9,154
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	8.35%	05/2023	18,129	18,252	0.8	17,766
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	7,951	8,126	0.4	7,792
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	6,964	7,125	0.3	6,825
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.35%	05/2023	2,377	2,432	0.1	2,330
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.55%	05/2023	2,027	2,064	0.1	1,986
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	1,526	1,561	0.1	1,495
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	1,128	1,155	0.1	1,106
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	994	1,017	—	974
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.35%	05/2023	641	654	—	629
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.51%	05/2023	200	198	—	192
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	7.79%	09/2023	5,980	5,980	0.3	5,980
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.+	Senior loan	L + 5.00%	(c)	7.10%	06/2021	3,594	3,672	0.2	3,598
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.16%	08/2024	535	506	—	535
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.16%	08/2024	514	506	—	514
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.60%	06/2021	12,863	13,026	0.6	12,863
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.60%	06/2021	1,256	1,273	0.1	1,256
Katena Holdings, Inc.	One stop	L + 5.50%	(c)	7.60%	06/2021	860	869	—	860
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	9.50%	06/2021	80	82	—	80
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Healthcare, Education and Childcare - (continued)
Krueger-Gilbert Health Physics, LLC#!~	One stop	L + 4.75%	(c)	6.85%	05/2025	$2,383	$2,368	0.1%	$2,383
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(b)(c)	7.02%	05/2025	1,125	1,171	0.1	1,125
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(2)	—	—
Lombart Brothers, Inc.^*#+!~(8)	One stop	L + 6.25%	(c)	8.35%	04/2023	29,259	29,693	1.3	29,259
Lombart Brothers, Inc.^(8)(9)	One stop	L + 6.25%	(c)	8.35%	04/2023	3,150	3,196	0.1	3,150
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.00%	04/2023	98	99	—	98
Lombart Brothers, Inc.(8)(9)	One stop	P + 5.00%	(f)	10.00%	04/2023	14	15	—	14
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	7.10%	08/2024	14,690	14,885	0.7	14,690
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.35%	06/2023	7,088	7,074	0.3	6,946
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.35%	06/2023	4,564	4,670	0.2	4,472
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(3)	—	(4)
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	19,200	17,574	0.6	14,400
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	2,241	1,916	0.1	1,680
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	2,099	1,912	0.1	1,575
Oliver Street Dermatology Holdings, LLC^+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,577	1,344	0.1	1,183
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,393	1,188	0.1	1,045
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,213	1,034	—	910
Oliver Street Dermatology Holdings, LLC^+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	944	805	—	708
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	819	698	—	614
Oliver Street Dermatology Holdings, LLC#+!~	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	505	430	—	379
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)(f)	8.35% cash/1.00% PIK	05/2022	289	263	—	215
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	98	89	—	74
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	88	81	—	66
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	70	63	—	52
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	64	59	—	48
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	5,842	5,920	0.3	5,842
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	1,031	1,075	0.1	1,031
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	100	102	—	100
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	19,329	19,650	0.9	19,329
Pinnacle Treatment Centers, Inc.#+!~	One stop	L + 5.75%	(c)	8.01%	08/2021	716	730	—	716
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	347	360	—	347
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	188	193	—	188
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.01%	08/2021	108	111	—	108
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)(f)	8.53%	08/2021	102	103	—	102
PPT Management Holdings, LLC+	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	24,533	22,536	0.9	20,846
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	302	285	—	256
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	178	168	—	152
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	86	76	—	74
PPT Management Holdings, LLC(5)	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	16	(17)	—	(46)
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	8.78%	08/2020	1,459	1,467	0.1	1,459
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)(f)	8.78%	08/2020	337	347	—	337
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.62%	08/2020	113	117	—	113
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Healthcare, Education and Childcare - (continued)
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	7.85%	10/2022	$9,720	$9,901	0.4%	$9,720
Riverchase MSO, LLC	Senior loan	P + 4.75%	(f)	9.75%	10/2022	26	26	—	26
RXH Buyer Corporation^*	One stop	L + 5.75%	(c)	7.85%	09/2021	27,814	28,193	1.3	27,814
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.85%	09/2021	3,147	3,192	0.1	3,147
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	8.78%	09/2021	158	159	—	158
SLMP, LLC^	One stop	L + 6.00%	(a)	8.04%	05/2023	12,073	12,176	0.5	12,073
SLMP, LLC^	One stop	L + 6.00%	(a)	8.04%	05/2023	5,813	6,060	0.3	5,813
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	223	229	—	223
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 5.75%	(c)	8.07%	12/2019	7,964	8,098	0.4	7,964
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.07%	12/2019	249	256	—	249
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	6.87%	10/2023	11,065	10,961	0.5	10,512
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	180	178	—	171
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	144	141	—	136
WHCG Management, LLC*	Senior loan	L + 6.00%	(c)	8.10%	03/2023	6,256	6,405	0.3	6,256
WHCG Management, LLC	Senior loan	L + 6.00%	(c)	8.11%	03/2023	200	204	—	200
WHCG Management, LLC(5)	Senior loan	L + 6.00%		N/A(6)	03/2023	—	(4)	—	—
WIRB-Copernicus Group, Inc.^*#!~	Senior loan	L + 4.25%	(c)	6.35%	08/2022	24,583	25,145	1.1	24,583
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
						752,215	750,240	32.8	726,960
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#+!~	Senior loan	L + 4.50%	(a)	6.54%	02/2022	1,389	1,412	0.1	1,389
CST Buyer Company^	One stop	L + 5.00%	(a)	7.04%	03/2023	5,347	5,441	0.2	5,347
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Plano Molding Company, LLC^+	One stop	L + 7.00%	(a)	9.04%	05/2021	14,748	14,698	0.6	14,158
						21,484	21,551	0.9	20,894
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC+	One stop	L + 5.25%	(a)(c)	7.29%	07/2024	8,544	8,476	0.4	8,459
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(13)	—	(27)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(11)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(2)
						8,544	8,463	0.4	8,419
Insurance
Captive Resources Midco, LLC^*#+!~	One stop	L + 6.00%	(c)	8.20%	05/2025	54,907	55,075	2.5	54,907
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(28)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(27)	—	—
Integrity Marketing Acquisition, LLC#+!~	Senior loan	L + 5.75%	(c)	7.88%	08/2025	2,489	2,490	0.1	2,452
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(5)	—	(12)
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(3)	—	(8)
J.S. Held Holdings, LLC#+!~	One stop	L + 6.00%	(c)	8.10%	07/2025	2,930	2,944	0.1	2,930
J.S. Held Holdings, LLC	One stop	P + 5.00%	(f)	10.00%	07/2025	28	21	—	28
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(38)	—	—
Orchid Underwriters Agency, LLC#+!~	Senior loan	L + 4.50%	(c)	6.70%	12/2024	4,231	4,295	0.2	4,231
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Insurance - (continued)
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	$—	$(1)	—%	$—
RSC Acquisition, Inc.#+!~	Senior loan	L + 4.25%	(a)(b)(c)(f)	6.40%	11/2022	36,746	38,166	1.7	36,746
RSC Acquisition, Inc.*	Senior loan	L + 4.25%	(b)	6.40%	11/2022	2,280	2,261	0.1	2,280
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	—
						103,611	105,148	4.7	103,554
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC#+!~	Senior loan	L + 4.25%	(a)	6.29%	07/2025	2,019	2,033	0.1	2,019
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(c)	6.55%	07/2025	67	61	—	67
CR Fitness Holdings, LLC	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC*	One stop	L + 4.75%	(c)	6.85%	01/2025	8,763	8,904	0.4	8,763
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.86%	01/2025	334	347	—	334
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	8.75%	01/2025	12	11	—	12
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	7.86%	04/2023	21,989	22,385	1.0	21,989
PADI Holdco, Inc.#+!~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	20,870	21,387	0.9	19,859
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	7.96%	04/2022	182	185	—	182
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	7.35%	07/2025	16,828	16,721	0.8	16,828
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.46%	07/2025	2,337	2,396	0.1	2,337
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.35%	07/2025	30	29	—	30
Planet Fit Indy 10 LLC(5)	One stop	L + 5.25%		N/A(6)	07/2025	—	(8)	—	—
Self Esteem Brands, LLC^*	Senior loan	L + 4.25%	(a)	6.29%	02/2022	30,835	31,428	1.4	30,835
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	8.25%	02/2022	490	485	—	490
Sunshine Sub, LLC#!~	One stop	L + 4.75%	(a)	6.79%	05/2024	13,057	13,184	0.6	13,057
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.79%	05/2024	5,711	5,946	0.3	5,711
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	6.93%	07/2023	17,878	18,119	0.8	17,878
Teaching Company, The	One stop	L + 4.75%	(a)(f)	6.77%	07/2023	24	24	—	24
Titan Fitness, LLC*	One stop	L + 4.75%	(a)(c)	6.88%	02/2025	30,625	31,165	1.4	30,625
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	8,525	8,597	0.4	8,525
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	849	884	—	849
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	457	475	—	457
WBZ Investment LLC	One stop	P + 4.50%	(f)	9.50%	09/2024	10	10	—	10
						181,892	184,763	8.2	180,881
Oil and Gas
Drilling Info Holdings, Inc.*#+!~	Senior loan	L + 4.25%	(a)	6.29%	07/2025	35,612	36,252	1.6	35,612
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(13)	—	—
						35,612	36,237	1.6	35,612
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.60%	11/2022	10,337	10,503	0.5	10,337
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.60%	11/2022	6,479	6,587	0.3	6,479
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.60%	11/2022	902	918	—	902
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.60%	11/2022	633	645	—	633
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.73%	11/2022	50	50	—	50
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.35%	04/2024	30,462	30,970	1.4	30,462
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.41%	04/2024	5,202	5,288	0.2	5,202
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
IMPLUS Footwear, LLC	One stop	L + 6.25%	(c)	8.35%	04/2024	$750	$781	—%	$750
Orthotics Holdings, Inc.*(8)	One stop	L + 6.00%	(a)	8.04%	05/2020	11,738	11,799	0.5	11,504
Orthotics Holdings, Inc.*(8)(9)	One stop	L + 6.00%	(a)	8.04%	05/2020	1,924	1,934	0.1	1,886
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2020	—	(1)	—	—
WU Holdco, Inc. #!~	One stop	L + 5.50%	(c)	7.60%	03/2026	3,016	3,110	0.1	3,016
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.62%	03/2026	58	61	—	58
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						71,551	72,645	3.1	71,279
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC+	One stop	L + 5.00%	(c)(d)	7.04%	07/2026	25,636	25,716	1.1	25,379
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(129)	—	(129)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(4)	—	(4)
Captain D's, LLC^	Senior loan	L + 4.50%	(a)(c)	6.54%	12/2023	6,021	6,078	0.3	6,021
Captain D's, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.48%	12/2023	40	40	—	40
Clarkson Eyecare LLC*+	One stop	L + 6.25%	(c)	8.35%	04/2021	52,934	54,106	2.3	51,875
Clarkson Eyecare LLC#+!~	One stop	L + 6.25%	(c)	8.37%	04/2021	6,703	6,778	0.3	6,569
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.38%	04/2021	1,512	1,496	0.1	1,430
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	1,236	1,266	0.1	1,211
Clarkson Eyecare LLC#!~	One stop	L + 6.25%	(c)	8.39%	04/2021	150	147	—	147
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	37	36	—	36
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	32	31	—	31
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)(f)	8.38%	04/2021	32	32	—	31
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(14)	—	(15)
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(a)	7.54%	10/2021	2,205	2,290	0.1	2,205
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	1,101	1,143	0.1	1,101
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	873	906	—	873
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	741	770	—	741
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	657	683	—	657
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	585	608	—	585
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	315	310	—	315
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	10/2021	196	200	—	196
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	50	49	—	50
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.87%	08/2023	3,650	3,710	0.2	3,614
Imperial Optical Midco Inc.*	One stop	L + 4.75%	(b)	6.84%	08/2023	2,846	2,820	0.1	2,817
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.86%	08/2023	1,934	1,996	0.1	1,915
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.84%	08/2023	1,260	1,300	0.1	1,247
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.90%	08/2023	1,147	1,183	0.1	1,135
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.84%	08/2023	125	118	—	118
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Midwest Veterinary Partners, LLC+	One stop	L + 4.75%	(a)	6.79%	07/2025	4,317	4,238	0.2	4,274
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)(b)(c)	6.81%	07/2025	136	135	—	134
Midwest Veterinary Partners, LLC(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(51)	—	(52)
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)	7.56%	05/2020	2,309	2,398	0.1	2,309
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	22	23	—	22
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.00%	05/2023	18	17	—	18
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	9.60%	01/2023	1,084	1,080	0.1	1,084
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.60%	01/2023	602	620	—	602
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.60%	01/2023	10	10	—	10
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	$5,388	$5,410	0.2%	$5,388
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	3,799	3,959	0.2	3,799
Southern Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	05/2025	2,358	2,454	0.1	2,358
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.54%	05/2025	2,207	2,205	0.1	2,207
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	2,068	2,152	0.1	2,068
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,626	1,693	0.1	1,626
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,518	1,581	0.1	1,518
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,514	1,576	0.1	1,514
Southern Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	05/2025	1,291	1,344	0.1	1,291
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	1,198	1,246	0.1	1,198
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	1,094	1,140	0.1	1,094
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	920	958	—	920
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	818	853	—	818
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(1)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(1)	—	—
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.25%	(a)	6.29%	04/2025	42,076	43,803	1.9	42,076
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.29%	04/2025	1,459	1,522	0.1	1,459
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(3)	—	—
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(7)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.79%	09/2021	17,023	17,316	0.8	17,023
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.79%	09/2021	60	61	—	60
						206,933	211,396	9.5	205,009
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.10%	12/2021	1,139	1,163	0.1	1,145
Messenger, LLC#+!~	One stop	L + 6.00%	(a)(f)	8.05%	08/2023	9,145	9,255	0.4	9,053
Messenger, LLC	One stop	P + 5.00%	(f)	10.00%	08/2023	36	37	—	36
Messenger, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(3)	—	(3)
						10,320	10,452	0.5	10,231
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(c)	7.65%	09/2025	5,959	5,856	0.3	5,900
2nd Ave. LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	(1)
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.79%	07/2022	22,424	22,782	1.0	22,424
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.60%	06/2023	7,596	7,770	0.3	7,596
Cycle Gear, Inc.^+	One stop	L + 5.00%	(c)	7.32%	01/2021	17,784	18,023	0.8	17,784
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.32%	01/2021	1,295	1,325	0.1	1,295
DTLR, Inc.^*+	One stop	L + 6.50%	(c)	8.77%	08/2022	41,813	42,484	1.9	41,813
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	6,297	6,179	0.3	5,919
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	2,532	2,485	0.1	2,380
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	1,303	1,280	0.1	1,225
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.35%	12/2021	427	421	—	402
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.49%	12/2021	252	241	—	205
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	198	194	—	186
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.35%	12/2021	189	186	—	177
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.49%	12/2021	7	7	—	6
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	7.79%	04/2021	8,723	8,880	0.4	8,723
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	138	140	—	138
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Retail Stores - (continued)
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.#+!~(8)(9)(12)	One stop	L + 5.75%	(a)	7.70%	11/2024	18,139	18,485	0.8	18,072
Jet Equipment & Tools Ltd.*(8)(12)	One stop	L + 5.75%	(a)	7.79%	11/2024	12,490	12,787	0.6	12,490
Jet Equipment & Tools Ltd.#+!~(8)(12)	One stop	L + 5.75%	(a)	7.79%	11/2024	4,349	4,437	0.2	4,349
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Marshall Retail Group LLC, The^*	One stop	L + 6.00%	(c)	8.32%	08/2020	14,935	15,047	0.7	14,935
Marshall Retail Group LLC, The	One stop	L + 6.00%	(c)(f)	8.15%	08/2020	830	834	—	830
Mills Fleet Farm Group LLC^*#+!~	One stop	L + 6.25%	(c)	8.29%	10/2024	43,924	44,154	1.9	41,729
Pet Holdings ULC^*+(8)(12)	One stop	L + 5.50%	(c)	7.82%	07/2022	46,974	48,263	2.1	46,974
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.82%	07/2022	228	231	—	228
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*+	Senior loan	L + 4.50%	(a)	6.54%	12/2024	14,326	14,615	0.6	14,326
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.33%	09/2023	5,407	5,488	0.2	5,407
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.33%	09/2023	1,098	1,145	0.1	1,098
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.33%	09/2023	90	91	—	90
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	7,034	7,054	0.3	7,034
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	1,725	1,797	0.1	1,725
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(1)	—	—
Vermont Aus Pty Ltd#!~(8)(9)(11)	One stop	L + 5.75%	(c)	6.75%	12/2024	2,201	2,226	0.1	2,151
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 5.75%	(c)	6.75%	12/2024	26	27	—	26
						290,713	294,928	13.0	287,636
Telecommunications
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	8.35%	10/2021	11,627	11,832	0.5	11,627
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						11,627	11,832	0.5	11,627
Textiles and Leather
SHO Holding I Corporation#!~	Senior loan	L + 5.00%	(c)	7.26%	10/2022	4,066	4,052	0.2	3,903
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.31%	10/2021	30	28	—	24
						4,096	4,080	0.2	3,927
Utilities
Arcos, LLC#!~	One stop	L + 5.75%	(c)	7.85%	02/2021	15,833	16,126	0.7	15,833
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						15,833	16,126	0.7	15,833

Total non-controlled/non-affiliate company debt investments						$4,124,068	$4,173,241	183.2%	$4,073,336

Equity Investments (13)(14)
Aerospace and Defense
NTS Technical Systems	Common Stock	N/A		N/A	N/A	2	$1,506	—%	$509
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	256	—	378
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	128	—	213
Whitcraft LLC	Common Stock	N/A		N/A	N/A	11	2,285	0.1	2,845
							4,175	0.1	3,945
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	803	1,304	0.1	1,741
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	5	314	—	220
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Automobile - (continued)
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	$508	—%	$528
						2,126	0.1	2,489
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	960
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	—	577
Cafe Rio Holding, Inc.	Common Stock	N/A	N/A	N/A	5	603	—	650
Global ID Corporation	LLC interest	N/A	N/A	N/A	5	603	—	694
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	169	770	0.1	739
Purfoods, LLC	LLC units	N/A	N/A	N/A	736	1,222	0.1	1,667
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	985
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	444	—	431
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	—	—	—
						5,639	0.4	6,974
Buildings and Real Estate
Brooks Equipment Company, LLC	Common Stock	N/A	N/A	N/A	10	1,021	0.1	2,376
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	1,041	—	—	—
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	184	70	—	67
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	37	—	—	—
						1,091	0.1	2,443
Chemicals, Plastics and Rubber
Flexan, LLC	Common Stock	N/A	N/A	N/A	1	—	—	—
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	137	—	146
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	124	—	97
						261	—	243
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	5
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	80
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	23
Reladyne, Inc.	LP interest	N/A	N/A	N/A	1	931	0.1	1,279
						1,411	0.1	1,387
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	670	418	—	208
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	97	604	0.1	815
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	348
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	205	—	200
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	322
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.1	2,862
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	36	—	38
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Centrify Corporation	LP interest	N/A	N/A	N/A	1	691	—	613
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	93	181	—	239
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	455
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	2	286	—	347
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	192	—	217
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	3,562	434	—	419
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Diversified/Conglomerate Service - (continued)
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	1,218	$225	—%	$227
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	738	142	—	142
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	124	33	—	40
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	426
GS Acquisitionco, Inc.(15)	LP interest	N/A	N/A	N/A	2	291	—	371
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	—	810
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	386	—	382
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	77
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	438
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	4
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	6	—	11
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	7
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	—	464
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	256
MMan Acquisition Co.	Common Stock	N/A	N/A	N/A	—	927	0.1	1,306
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	28
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	1,440	0.1	1,437
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	444	—	439
Personify, Inc.	LLC units	N/A	N/A	N/A	639	828	0.1	950
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	2,676
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	—	636
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,069
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	766	0.1	839
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	24
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	320
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	184	458	—	458
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	27
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,646
Verisys Corporation	Common Stock	N/A	N/A	N/A	579	712	—	786
Vitalyst, LLC	Equity	N/A	N/A	N/A	1	7	—	—
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	65
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	0.1	939
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	—	534
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	59
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	31
						22,824	1.0	25,007
Ecological
Pace Analytical Services, LLC	Common Stock	N/A	N/A	N/A	6	700	0.1	781
Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	173	—	172
Diligent Corporation	Preferred stock	N/A	N/A	N/A	414	1,609	0.1	1,777
Episerver, Inc.	Common Stock	N/A	N/A	N/A	76	807	0.1	813
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
SEI, Inc.	LLC units	N/A	N/A	N/A	547	819	0.1	1,402
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	67	27	—	26
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	13	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Electronics - (continued)
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	$152	—%	$—
						3,606	0.3	4,190
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	1,021	0.1	774
Acuity Eyecare Holdings, LLC	LLC units	N/A	N/A	N/A	1,158	1,334	0.1	1,212
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	0.1	1,018
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	—	6	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	5	—	—	—
Aris Teleradiology Company, LLC	Common Stock	N/A	N/A	N/A	2	—	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	—	—	—	—
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	77	—	75
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	591	1,190	0.1	1,272
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	1,223	0.1	1,663
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	3
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	232
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	429	469	—	482
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	1,908
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	528
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	0.1	1,358
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	1,277	891	—	185
Elite Dental Partners LLC	Common Stock	N/A	N/A	N/A	—	737	—	666
Encore GC Acquisition, LLC(15)	LLC units	N/A	N/A	N/A	26	272	—	278
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	160
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	661	—	510
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	262	—	171
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	207
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	64
Joerns Healthcare, LLC^*	Common Stock	N/A	N/A	N/A	123	2,852	0.1	1,207
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	573	—	514
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	136	152	—	156
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	559
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	152
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	282
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	106
Pinnacle Treatment Centers, Inc.	Common Stock	N/A	N/A	N/A	5	74	—	140
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	—	574
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	327
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	83
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	—	705
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	5
SLMP, LLC	LLC units	N/A	N/A	N/A	668	789	0.1	843
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	38
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	82
SSH Corpration	Common Stock	N/A	N/A	N/A	—	40	—	143
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Healthcare, Education and Childcare - (continued)
Summit Behavioral Healthcare, LLC(15)	LLC interest	N/A	N/A	N/A	2	$98	—%	$50
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	—	—	—
Surgical Information Systems, LLC(15)	Common Stock	N/A	N/A	N/A	4	414	—	505
WHCG Management, LLC	LLC units	N/A	N/A	N/A	1	414	—	287
						21,986	0.9	19,524
Insurance
Captive Resources Midco, LLC(15)	LLC units	N/A	N/A	N/A	388	—	—	436
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	78	90	—	96
						90	—	532
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,478
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	1,073	0.1	1,114
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	122
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	84
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	69
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	60
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	26
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						2,131	0.2	2,955
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(15)	LLC units	N/A	N/A	N/A	20	291	—	389
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	1,776
						501	0.1	2,165
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	LLC units	N/A	N/A	N/A	—	76	—	74
Captain D's, LLC	LLC interest	N/A	N/A	N/A	158	156	—	147
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	275	—	263
Community Veterinary Partners, LLC	Common Stock	N/A	N/A	N/A	4	597	—	730
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	6	—	—	—
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	29	—	29
PPV Intermediate Holdings II, LLC	LLC units	N/A	N/A	N/A	208	198	—	197
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	120
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	31	373	—	398
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	147	188	—	409
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	1	717	0.1	845
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A	N/A	—	416	—	507
						3,186	0.1	3,719
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	335	—	196
Retail Stores
2nd Ave. LLC	LP interest	N/A	N/A	N/A	653	653	—	653
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,483
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	27	462	—	662
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	835
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	4	400	—	413
Feeders Supply Company, LLC	Common Stock	N/A	N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A	N/A	1	946	0.1	1,097
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Retail Stores - (continued)
Marshall Retail Group LLC, The	LLC units	N/A		N/A	N/A	15	$154	—%	$149
Paper Source, Inc.	Common Stock	N/A		N/A	N/A	8	1,387	—	363
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	677	483	—	282
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	144	181	—	205
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	4	496	—	567
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	1	101	—	118
							7,126	0.3	6,827

Total non-controlled/affiliate company equity investments							$77,188	3.8%	$83,377

Total non-controlled/non-affiliate company investments						$4,124,068	$4,250,429	187.0%	$4,156,713

Non-controlled affiliate company investments(16)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company^+(7)(8)	One stop	L + 4.00%	(a)	6.04%	08/2021	$962	$928	—%	$793
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)(c)	6.04%	08/2021	192	188	—	170
						1,154	1,116	—	963
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/2023	5,363	5,142	0.2	4,827
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/2023	447	430	—	403
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/2023	34	33	—	30
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						5,844	5,605	0.2	5,260
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.+(8)	One stop	L + 11.00%	(a)	11.04% cash/2.00% PIK	05/2020	4,249	4,222	0.2	3,398
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	12.61% cash/2.00% PIK	05/2020	581	572	—	341
						4,830	4,794	0.2	3,739

Total non-controlled affiliate company debt investments						$11,828	$11,515	0.4%	$9,962

Equity Investments (13)(14)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	Common Stock	N/A		N/A	N/A	153	17	—	82
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	3,418	2,322	0.1	2,523
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	59	—	—	8
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	59	—	—	—
							—	—	8

Total non-controlled affiliate company equity investments							$2,339	0.1%	$2,613

Total non-controlled affiliate company investments						$11,828	$13,854	0.5%	$12,575

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Controlled affiliate company investments(17)
Equity Investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(18)	LLC interest	N/A	N/A	N/A	48,356	$52,605	2.2%	$49,258
Senior Loan Fund LLC(8)(18)	LLC interest	N/A	N/A	N/A	74,882	74,882	3.4	74,386
Total controlled affiliate equity investments						$127,487	5.6%	$123,644
Total investments					$4,135,896	$4,391,770	193.1%	$4,292,932

Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.81% (19)			9,963	0.4	9,963
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies						$9,963	0.4%	$9,963
Total investments and cash, cash equivalents, and restricted cash and cash equivalents						$4,401,733	193.5%	$4,302,895

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019.
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
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2019.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2019, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, total non-qualifying assets at fair value represented 7.8% of the Company's total assets calculated in accordance with the 1940 Act.
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - continued
September 30, 2019
(In thousands)
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Australia.
(12)The headquarters of this portfolio company is located in Canada.
(13)Equity investments are non-income producing securities unless otherwise noted.
(14)Ownership of certain equity investments occurs through a holding company or partnership.
(15)The Company holds an equity investment that entitles it to receive preferential dividends.
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

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Transfer in/out (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(n)	$71,084	$1,750	$(2,275)	$—	$—	$3,827	$74,386	$—	$—	$—
GCIC Senior Loan Fund LLC(o)	—	—	—	52,605	—	(3,347)	49,258	—	—	1,219
Total Controlled Affiliates	$71,084	$1,750	$(2,275)	$52,605	$—	$480	$123,644	$—	$—	$1,219

(n)	As of September 30, 2019, together with RGA Reinsurance Company (“RGA”), the Company co-invested through Senior Loan Fund (“SLF”). SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.
(o)	As of September 30, 2019, together with Aurora National Life Assurance Company (“Aurora”), the Company co-invested through GCIC Senior Loan Fund (“GCIC SLF”), following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.
(18)The Company generally receives quarterly profit distributions from its equity investments in SLF and GCIC SLF. For the year ended September 30, 2019, the Company did not receive a profit distribution from its equity investments in SLF. For its equity investment in GCIC SLF, the Company received $1,219 for the year ended September 30, 2019. See Note 4. Investments.
(19)The rate shown is the annualized seven-day yield as of September 30, 2019.

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

On January 1, 2020 the Company entered into a purchase agreement (the “Purchase Agreement”) with RGA Reinsurance Company (“RGA”), Aurora National Life Assurance Company (“Aurora”), Senior Loan Fund (“SLF”), and GCIC Senior Loan Fund LLC (“GCIC SLF”). Pursuant to the Purchase Agreement, RGA and Aurora (together the “Transferors”) agreed to sell their limited liability company (“LLC”) equity interests in SLF and GCIC SLF, respectively, to the Company, effective as of January 1, 2020. As a result of the Purchase Agreement, on January 1, 2020, SLF and GCIC SLF became wholly-owned subsidiaries of the Company and the capital commitments of the Transferors to SLF and GCIC SLF were terminated.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”), GCIC Funding II LLC (“GCIC Funding II”), SLF, Senior Loan Fund II LLC (“SLF II”), GCIC SLF and GCIC Senior Loan Fund II LLC (“GCIC SLF II”). Prior to January 1, 2020, the Company did not consolidate its non-controlling interests in SLF, SLF II, GCIC SLF and GCIC SLF II (collectively, the “Senior Loan Funds” or “SLFs”). See further description of the Company’s previous investments in the SLFs in Note 4. Investments.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2014 Issuer, 2018 Issuer, Funding, Funding II, GCIC Funding, GCIC Holdings, GCIC 2018 Issuer, GCIC Funding II, SLF II, and GCIC SLF II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)cash and cash equivalents, restricted cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities—at the spot exchange rate on the last business day of the period; and

(2)purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2020, interest income included $4,573 and $8,541, respectively, of accretion of discounts. For the three and six months ended March 31, 2019, interest income included $1,977 and $3,930, respectively, of accretion of discounts. For the three and six months ended March 31, 2020, the Company received loan origination fees of $2,530 and $6,825, respectively. For the three and six months ended March 31, 2019, the Company received loan origination fees of $1,604 and $4,652, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2020, the Company capitalized PIK interest of $3,015 and $4,648, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2019, the Company capitalized PIK interest of $308 and $851, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2020, fee income included $0 and $63, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2019, fee income included $46 and $441, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $83,599 and $169,222, respectively. For the three and six months ended March 31, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $38,475 and $76,125, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from LLC and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

For the three and six months ended March 31, 2020, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $146 and $180, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three and six months ended March 31, 2020, the Company recorded dividend income of $0 and $1,905, respectively, and return of capital distributions of $0 and $4,375, respectively, from the Company's investment in LLC equity interests in the SLFs. For the three and six months ended March 31, 2019, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $19 and $58, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three and six months ended March 31, 2019, the Company recorded dividend income of $0 and $0, respectively, and return of capital distributions of $0 and $2,275, respectively, from the Company's investment in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $66,188 and $13,663 as of March 31, 2020 and September 30, 2019, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2020, was $12,600 and $24,437, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

The Company's purchase of the equity interests in the Senior Loan Funds was accounted for under the asset acquisition method of accounting in accordance with ASC Topic 805. As of January 1, 2020, the Company allocated the cost to acquire the net assets of the Senior Loans Funds to the assets acquired and liabilities assumed based on the relative fair values of identifiable assets and liabilities. The total consideration transferred by the Company to acquire the Senior Loans Funds was $140,124, which was comprised of $17,011 paid to RGA and Aurora for their minority interests in the Senior Loan Funds and the derecognition of the Company's existing carrying cost of the investments in the Senior Loans Funds, as of January 1, 2020, of $123,113. As of January 1, 2020, the fair value of the net assets of the Senior Loan Funds was $136,088, which resulted in a $4,036 purchase premium that the Company recognized as realized loss in the Consolidated Statements of Operations for the three and six months ended March 31, 2020.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. deferral excise tax was incurred for each of the three and six months ended March 31, 2020 and 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2020. The Company's tax returns for the 2016 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2019 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Effective as of August 6, 2019, the Program permits repurchases of up to $150,000 of the Company's common stock. Prior to such date, the Program permitted up to $75,000 of repurchases. The Company

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

did not make any repurchases of its common stock during each of the three and six months ended March 31, 2020 and March 31, 2019.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2020 and September 30, 2019, the Company had deferred debt issuance costs of $6,137 and $4,939, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2020, was $733 and $1,304, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2019, was $467 and $1,136, respectively.

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

For the three and six months ended March 31, 2020, the Income Incentive Fee incurred was $3,847 and $9,751, respectively. For the three and six months ended March 31, 2019, the Income Incentive Fee incurred was $3,735 and $6,196, respectively.

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

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) is referred to as the “catch-up” provision. The catch-up is meant to provide the Investment Adviser with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter; and
•20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.

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

•The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
•The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
•The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2020, the Company did not accrue a capital gain incentive fee. For the three and six months ended March 31, 2019, the Company had a reversal of the accrual of the capital gain incentive fee of $669 and $1,147, respectively. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2020 and September 30, 2019, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition,

As of March 31, 2020 and September 30, 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,486 and $639 as of March 31, 2020 and September 30, 2019, respectively, for accrued allocated shared services under the Administration Agreement. As of September 30, 2019, also included in accounts payable and other liabilities, is $763 of accrued allocated shared service fees payable to the Administrator that was assumed from GCIC in the Merger, which were paid by the Company to the Administrator in December 2019.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2020, were $1,605 and $3,290, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2019, were $845 and $1,209, respectively.

As of March 31, 2020 and September 30, 2019, included in accounts payable and other liabilities were $856 and $922, respectively, for expenses paid on behalf of the Company by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $763 of expenses paid on behalf of GCIC by the Administrator and were assumed in the Merger and were paid by the Company to the Administrator in December 2019.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019, included in accounts payable and other liabilities were $3,394 for an income incentive fee, $1,377 for a capital gain incentive fee, $4,464 for base management fees and $10,071 for a subordinated liquidation fee, each of which were payable by GCIC pursuant to its investment advisory agreement with the Investment Adviser and was assumed in the Merger. In October 2019, the Company paid the Investment Adviser the outstanding payable balances assumed in the Merger. The investment advisory agreement between the Investment Adviser and GCIC was terminated in connection with the closing of the Merger.

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

On September 16, 2019, the Company completed its acquisition of GCIC. As a result, the Company also acquired its investment in GCIC SLF. Refer to Note 1 for more information regarding the Merger.

On January 1, 2020, SLF and GCIC SLF became wholly-owned subsidiaries of the Company through the Purchase Agreement as described in Note 1. As a result, SLF's and GCIC SLF's administrative service fee agreements with the Administrator were terminated, effective on January 1, 2020. The outstanding payables to the Administrator for SLF and GCIC SLF of $249 and $178, respectively, were assumed by the Company as a result of the Purchase Agreement and were paid in March 2020.

Note 4. Investments

Investments as of March 31, 2020 and September 30, 2019 consisted of the following:

	As of March 31, 2020			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$720,633	$712,769	$646,997	$601,788	$605,606	$589,340
One stop	3,705,970	3,732,086	3,470,782	3,514,266	3,559,030	3,474,116
Second lien	20,095	20,353	19,811	19,473	19,745	19,473
Subordinated debt	517	522	514	369	375	369
LLC equity interests in the SLFs(1)(2)	N/A	—	—	N/A	127,487	123,644
Equity	N/A	82,269	72,111	N/A	79,527	85,990
Total	$4,447,215	$4,547,999	$4,210,215	$4,135,896	$4,391,770	$4,292,932

(1)SLF’s and GCIC SLF's proceeds from the LLC equity interests invested in SLF and GCIC SLF, respectively, were utilized to invest in senior secured loans.
(2)Effective January 1, 2020, SLF's and GCIC SLF's investments were consolidated into the Company. Refer to Note 1.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2020			As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$867,201	19.1%		$919,868	21.0%
Midwest	909,074	20.0		985,471	22.4
West	782,170	17.2		748,104	17.0
Southeast	1,049,364	23.1		944,794	21.5
Southwest	478,869	10.5		453,239	10.3
Northeast	323,991	7.1		217,138	4.9
Canada	101,064	2.2		99,823	2.3
United Kingdom	21,258	0.5		21,080	0.5
Australia	2,263	—	*	2,253	0.1
Luxembourg	976	—	*	—	—
Andorra	11,769	0.3		—	—
Total	$4,547,999	100.0%		$4,391,770	100.0%

Fair Value:
United States
Mid-Atlantic	$809,083	19.2%		$896,202	20.9%
Midwest	838,338	19.9		959,894	22.4
West	721,507	17.1		732,599	17.1
Southeast	970,794	23.1		929,922	21.6
Southwest	442,286	10.5		442,744	10.3
Northeast	304,899	7.3		211,920	4.9
Canada	91,280	2.2		97,392	2.3
United Kingdom	19,114	0.5		20,082	0.5
Australia	1,855	—	*	2,177	— *
Luxembourg	900	—	*	—	—
Andorra	10,159	0.2		—	—
Total	$4,210,215	100.0%		$4,292,932	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2020 and September 30, 2019 were as follows:

	As of March 31, 2020		As of September 30, 2019
Amortized Cost:
Aerospace and Defense	$103,724	2.3%	$92,797	2.1%
Automobile	73,494	1.6	70,401	1.6
Beverage, Food and Tobacco	244,410	5.4	257,594	5.9
Broadcasting and Entertainment	—	—	2,136	—	*
Buildings and Real Estate	58,824	1.3	134,083	3.0
Chemicals, Plastics and Rubber	32,001	0.7	19,184	0.4
Containers, Packaging and Glass	3,844	0.1	—	—
Diversified/Conglomerate Manufacturing	147,295	3.2	127,441	2.9
Diversified/Conglomerate Service	1,683,012	37.0	1,470,501	33.5
Ecological	45,774	1.0	44,573	1.0
Electronics	259,214	5.7	257,587	5.9
Finance	19,487	0.4	19,532	0.4
Grocery	7,820	0.2	444	—	*
Healthcare, Education and Childcare	854,237	18.8	772,226	17.6
Home and Office Furnishings, Housewares, and Durable Consumer	31,786	0.7	21,551	0.5
Hotels, Motels, Inns, and Gaming	9,605	0.2	8,463	0.2
Insurance	93,629	2.1	105,238	2.4
Investment Funds and Vehicles	—	—	127,487	2.9
Leisure, Amusement, Motion Pictures, Entertainment	210,424	4.6	186,894	4.3
Mining, Steel, Iron and Non-Precious Metals	4,699	0.1	4,794	0.1
Oil and Gas	56,314	1.2	36,237	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	74,798	1.6	73,146	1.7
Personal, Food and Miscellaneous Services	172,042	3.8	214,582	4.9
Printing and Publishing	18,856	0.4	10,787	0.2
Retail Stores	312,606	6.9	302,054	6.9
Telecommunications	11,214	0.3	11,832	0.3
Textiles and Leather	4,107	0.1	4,080	0.1
Utilities	14,783	0.3	16,126	0.4
Total	$4,547,999	100.0%	$4,391,770	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2020		As of September 30, 2019
Fair Value:
Aerospace and Defense	$99,163	2.4%	$91,651	2.1%
Automobile	67,899	1.6	69,820	1.6
Beverage, Food and Tobacco	219,909	5.2	252,588	5.9
Broadcasting and Entertainment	—	—	2,108	0.1
Buildings and Real Estate	56,294	1.3	133,053	3.1
Chemicals, Plastics and Rubber	29,542	0.7	18,922	0.4
Containers, Packaging and Glass	3,609	0.1	—	—
Diversified/Conglomerate Manufacturing	131,206	3.1	124,040	2.9
Diversified/Conglomerate Service	1,593,008	37.8	1,442,750	33.6
Ecological	43,223	1.0	43,857	1.0
Electronics	249,348	5.9	249,678	5.8
Finance	18,300	0.4	18,883	0.4
Grocery	7,782	0.2	411	— *
Healthcare, Education and Childcare	766,813	18.2	746,484	17.4
Home and Office Furnishings, Housewares, and Durable Consumer	28,617	0.7	20,894	0.5
Hotels, Motels, Inns, and Gaming	7,258	0.2	8,419	0.2
Insurance	92,131	2.2	104,086	2.4
Investment Funds and Vehicles	—	—	123,644	2.9
Leisure, Amusement, Motion Pictures, Entertainment	190,671	4.5	183,836	4.3
Mining, Steel, Iron and Non-Precious Metals	3,100	0.1	3,747	0.1
Oil and Gas	52,313	1.2	35,612	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	67,915	1.6	73,444	1.7
Personal, Food and Miscellaneous Services	157,610	3.8	208,728	4.9
Printing and Publishing	16,978	0.4	10,427	0.2
Retail Stores	278,687	6.6	294,463	6.9
Telecommunications	10,836	0.3	11,627	0.3
Textiles and Leather	3,705	0.1	3,927	0.1
Utilities	14,298	0.4	15,833	0.4
Total	$4,210,215	100.0%	$4,292,932	100.0%
* Represents an amount less than 0.1%.

Senior Loan Fund LLC:

Effective January 1, 2020, the Company purchased the remaining equity interests in SLF from RGA and consolidated SLF's assets and liabilities into the Company's financial statements and notes. Prior to January 1, 2020, the Company co-invested with RGA in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of SLF were approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF could have ceased making new investments upon notification of either member but operations would have continued until all investments were sold or paid-off in the normal course of business. Investments held by SLF were measured at fair value using the same valuation methodologies as described in Note 6.

As of September 30, 2019, SLF was capitalized by LLC equity interest subscriptions from its members. As of September 30, 2019, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses were allocated to the Company and RGA in accordance with their respective ownership interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019
	Committed	Funded(1)
LLC equity commitments	$200,000	$85,580
Total	$200,000	$85,580

(1)Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
SLF entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary SLF II, which allowed SLF II, as of September 30, 2019, to borrow up to $75,581 at any one time outstanding, subject to leverage and borrowing base restrictions. The SLF Credit Facility bore interest at one-month LIBOR plus 2.05% per annum. Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, the SLF Credit Facility.

As of September 30, 2019, SLF had total assets at fair value of $161,018. As of September 30, 2019, SLF had loans in two portfolio companies on non-accrual status with a fair value of $4,987. The portfolio companies in SLF were in industries and geographies similar to those in which the Company invests directly. Additionally, as of September 30, 2019, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $3,377.

Below is a summary of SLF’s senior secured loan portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019:

As of September 30, 2019
Senior secured loans(1)	$154,254
Weighted average current interest rate on senior secured loans(2)	7.4%
Number of borrowers in SLF	27
Largest portfolio company investment(1)	$12,654
Total of five largest portfolio company investments(1)	$54,268

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35 cash/1.00 PIK	%	$4,341	$3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4		70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4		63	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4		45	40
SEI, Inc.(4)	Electronics	Senior loan	07/2023	6.8		11,004	11,004
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)		—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3		9,561	9,561
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3		415	415
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9		4,190	3,771
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9		3,285	2,956
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9		567	511
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.9		424	382
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9		210	189
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.0		2,796	2,796
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1		7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4		5,554	5,554
Total senior loan investments						$154,254	$147,436

Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A		$170	$62
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A		963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A		34	—
Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A		309	3,017
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A		3	1,526
W3 Co. (8)(9)	Oil and Gas	Preferred stock	N/A	N/A		—	218
Total equity investments							$4,823
Total investments						$154,254	$152,259

(1)Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash, except where PIK is shown.
(2)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(3)Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.
(4)The Company also held a portion of the first lien senior secured loan in this portfolio company as of September 30, 2019.
(5)Loan was on non-accrual status as of September 30, 2019. As such, no interest is being earned on this investment.
(6)The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(8)Equity investment received as a result of the portfolio company's debt restructuring.
(9)Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019, the Company had committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of September 30, 2019, $74,883 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $70,507 of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Prior to the Purchase Agreement, for the three months ended December 31, 2019, the Company did not earn dividend income from the LLC equity interests in SLF. For the three and six months ended March 31, 2019, the Company did not earn dividend income from the LLC equity interests in SLF.

See below for certain summarized financial information for SLF as of September 30, 2019 and for the three months ended December 31, 2019 and the three and six months ended March 31, 2019:

As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$152,259
Cash and other assets	8,759
Total assets	$161,018
Senior credit facility	$75,581
Other liabilities	424
Total liabilities	76,005
Members’ equity	85,013
Total liabilities and members' equity	$161,018

	Three months ended December 31,	Three months ended March 31,	Six months ended March 31,
	2019	2019	2019
Selected Statement of Operations Information:
Interest income	$2,800	$3,538	$7,174
Fee income	—	—	9
Total investment income	2,800	3,538	7,183
Interest and other debt financing expense	634	1,133	2,320
Administrative service fee	61	64	144
Other expenses	(15)	25	49
Total expenses	680	1,222	2,513
Net investment income	2,120	2,316	4,670
Net realized gain (loss) on investments	—	—	(1,314)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(1,086)	(2,004)
Net increase (decrease) in members' equity	$517	$1,230	$1,352

GCIC Senior Loan Fund LLC:

Effective January 1, 2020, the Company purchased the remaining equity interests in GCIC SLF from Aurora and consolidated GCIC SLF's assets and liabilities into the Company's financial statements and notes. Following the acquisition of GCIC SLF in the Merger, the Company co-invested with Aurora, a wholly-owned subsidiary of RGA Reinsurance Company, in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. The Company acquired the investment in GCIC SLF through its acquisition of GCIC on September 16, 2019. GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of each of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). GCIC SLF could have ceased making new

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

investments upon notification of either member but operations would have continued until all investments were sold or paid-off in the normal course of business. Investments held by GCIC SLF were measured at fair value by GCIC SLF using the same valuation methodologies as described in Note 6.

As of September 30, 2019, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. As of September 30, 2019, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses were allocated to its members in accordance with their respective ownership interests.

As of September 30, 2019, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019
	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264
Total	$125,000	$55,264

(1)Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
GCIC SLF entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary, GCIC SLF II, which allowed GCIC SLF II, as of September 30, 2019, to borrow up to $59,559 at any one time outstanding, subject to leverage and borrowing base restrictions. The GCIC SLF Credit Facility bore interest at one-month LIBOR plus 2.05%. Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, the GCIC SLF Credit Facility.

As of September 30, 2019, GCIC SLF had total assets at fair value of $116,195. As of September 30, 2019, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF were in industries and geographies similar to those in which the Company invests directly. Additionally, as of September 30, 2019, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7,011.

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

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)%	$—	$—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	Electronics	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	1,009	908
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

(1)Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash.
(2)Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.
(3)The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(4)The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019, the Company had committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2019, $48,356 of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $48,356 of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. Prior to the Purchase Agreement, for the three months ended December 31, 2019, the Company earned $1,905 of dividend income from the LLC equity interest in GCIC SLF.

See below for certain summarized financial information for GCIC SLF as of September 30, 2019 and for the three months ended December 31, 2019:

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The outstanding forward currency contracts as of March 31, 2020 and September 30, 2019 were as follows:

As of March 31, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$97	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	93	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	386	—
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	355	—
						$931	$—

As of September 30, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$—	$(114)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(1)
						$—	$(115)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2020 and September 30, 2019.

As of March 31, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$931	$—	$931	$—	$931

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
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2020 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the three months ended March 31, 2020	For the six months ended March 31, 2020
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the three months ended March 31, 2020	For the six months ended March 31, 2020
Foreign exchange	$2,296	$1,046

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2020:

Average U.S. Dollar notional outstanding	For the three months ended March 31, 2020	For the six months ended March 31, 2020
Forward currency contracts	$34,928	$32,449

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2020 and September 30, 2019, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2020 and September 30, 2019:

As of March 31, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,138,104	$4,138,104
Equity investments(1)	—	—	72,111	72,111
Money market funds(1)(2)	15,726	—	—	15,726
Forward currency contracts	—	931	—	931
Total assets, at fair value:	$15,726	$931	$4,210,215	$4,226,872

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,083,298	$4,083,298
Equity investments(1)	—	—	85,990	85,990
Money market funds(1)(2)	9,963	—	—	9,963
Investment measured at NAV(3)(4)	—	—	—	123,644
Total assets, at fair value:	$9,963	$—	$4,169,288	$4,302,895
Liabilities at fair value:
Forward currency contracts	$—	$(115)	$—	$(115)
Total liabilities, at fair value:	$—	$(115)	$—	$(115)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.
(3)Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Financial Condition.
(4)Represents the Company's investments in LLC equity interests in the SLFs. The fair value of these investments have been determined using the NAV of the Company’s ownership interest in members’ capital.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2020 was $(271,617) and $(261,076), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2019 was $806 and $2,308, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2020 and 2019:

	For the six months ended March 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	(226,168)	(16,622)	(242,790)
Realized gain (loss) on investments	(7,069)	1,922	(5,147)
Funding of (proceeds from) revolving loans, net	31,054	—	31,054
Fundings of investments	493,587	5,254	498,841
PIK interest	4,648	—	4,648
Proceeds from principal payments and sales of portfolio investments	(433,041)	(7,811)	(440,852)
Accretion of discounts and amortization of premiums	(15,896)	—	(15,896)
Transfers in (1)	207,691	3,378	211,069
Fair value, end of period	$4,138,104	$72,111	$4,210,215

	For the six months ended March 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(4,384)	3,306	(1,078)
Realized gain (loss) on investments	(2,647)	(1,153)	(3,800)
Funding of (proceeds from) revolving loans, net	4,051	—	4,051
Fundings of investments	303,880	5,305	309,185
PIK interest	851	—	851
Proceeds from principal payments and sales of portfolio investments	(138,501)	(3,124)	(141,625)
Accretion of discounts and amortization of premiums	3,930	—	3,930
Fair value, end of period	$1,838,231	$45,040	$1,883,271

(1) Transfers in represent debt and equity investments acquired in the Purchase Agreement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and September 30, 2019.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$623,688	Market rate approach	Market interest rate	4.5% - 18.0% (7.6%)
		Market comparable companies	EBITDA multiples	5.5x - 20.0x (11.0x)
	5,562	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(3)(4)	$3,422,341	Market rate approach	Market interest rate	2.8% - 27.3% (8.7%)
		Market comparable companies	EBITDA multiples	4.5x - 27.2x (12.8x)
			Revenue multiples	1.5x - 10.0x (5.8x)
Subordinated debt and second lien loans(5)	$20,325	Market rate approach	Market interest rate	4.0% - 12.0% (11.1%)
		Market comparable companies	EBITDA multiples	8.5x - 16.0x (12.7x)
			Revenue multiples	4.0x (4.0x)
Equity(6)	$72,111	Market comparable companies	EBITDA multiples	4.5x - 27.2x (12.7x)
			Revenue multiples	1.5x - 8.0x (3.7x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Excludes $17,747 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.
(3)Excludes $48,441 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.
(4)The Company valued $3,008,679 and $413,662 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $20,173 and $152 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)The Company valued $61,728 and $10,383 of equity investments using EBITDA and revenue multiples, respectively.

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

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Excludes $5,857 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.
(3)Excludes $7,806 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.
(4)The Company valued $3,051,629 and $414,681 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $19,834 and $8 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)Excludes $123,644 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(7)The Company valued $74,958 and $11,032 of equity investments using EBITDA and revenue multiples, respectively.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2020 and September 30, 2019.

	As of March 31, 2020		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,362,678	$2,327,418	$2,124,392	$2,125,683

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2020, the Company’s asset coverage for borrowed amounts was 193.7% (excluding the SBA debentures).

Debt Securitizations:

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the March 31, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the three and six months ended March 31, 2020, the Company had repayments on the 2014 Notes of $17,341 and $23,887, respectively. For the three and six months ended March 31, 2019, the Company had repayments on the 2014 Notes of $9,561 and $18,040, respectively. The 2014 Notes are scheduled to mature on April 25, 2026.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2020 and September 30, 2019, there were 60 and 68 portfolio companies with a total fair value of $222,999 and $275,727, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2020 based on the last interest rate reset was 1.8%. For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$797	$1,697	$1,763	$3,398
Amortization of debt issuance costs	—	—	—	110
Total interest and other debt financing expenses	$797	$1,697	$1,763	$3,508
Cash paid for interest expense	$945	$1,702	$2,027	$3,400
Annualized average stated interest rate	3.0%	3.8%	3.1%	3.7%
Average outstanding balance	$107,402	$181,992	$114,487	$186,655

As of March 31, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$61,054	$6,393	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2020 and September 30, 2019, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of March 31, 2020 and September 30, 2019, there were 93 and 101 portfolio companies, respectively, with a total fair value of $562,417 and $592,462, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2020 based on the last interest rate reset was 1.8%. For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$3,600	$4,353	$7,430	$6,578
Amortization of debt issuance costs	105	104	211	157
Total interest and other debt financing expenses	$3,705	$4,457	$7,641	$6,735
Cash paid for interest expense	$3,759	$—	$7,799	$—
Annualized average stated interest rate	3.5%	4.3%	3.6%	4.3%
Average outstanding balance	$408,200	$408,200	$408,200	$305,028

As of March 31, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the March 31, 2020 and September 30, 2019 Consolidated Statement of Financial Condition as debt of the Company. As of March 31, 2020 and September 30, 2019, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of March 31, 2020 and September 30, 2019, there were 109 and 115 portfolio companies, respectively, with a total fair value of $846,389 and $893,003, respectively securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2020 based on the last interest rate reset was 1.8%. For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$5,102	$—	$10,280	$—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$5,102	$—	$10,280	$—
Cash paid for interest expense	$5,224	$—	10,267	—
Annualized average stated interest rate	3.8%	N/A	3.8%	N/A
Average outstanding balance	$546,500	$—	$546,500	$—

As of March 31, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of March 31, 2020, the 2014 Notes, the 2018 Notes and GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer, respectively, and indentures governing each of the 2014 Notes, the 2018 Notes, and GCIC 2018 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of March 31, 2020, SBIC IV, SBIC V and SBIC VI had $69,700, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI had $90,000, $165,000 and $32,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through March 31, 2020, SBIC IV and SBIC V have repaid $80,300 and $23,250 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of March 31, 2020 and September 30, 2019, SBIC VI had $29,000 and $18,000, respectively, of undrawn debenture commitments, of which $0 and $18,000, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of March 31, 2020 is fixed at an average annualized interest rate of 3.1%. For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$2,375	$2,384	$4,818	$4,747
Amortization of debt issuance costs	310	214	590	432
Total interest and other debt financing expenses	$2,685	$2,598	$5,408	$5,179
Cash paid for interest expense	$4,826	$4,711	$4,826	$4,711
Annualized average stated interest rate	3.2%	3.4%	3.2%	3.4%
Average outstanding balance	$302,098	$286,156	$301,983	$281,780

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

As of March 31, 2020 and September 30, 2019, the Company had no outstanding debt under the Credit Facility. For the three and six months ended March 31, 2020, the Company had borrowings on the Credit Facility of $0 and $0, respectively, and repayments on the Credit Facility of $0 and $0, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the Credit Facility of $47,700 and $274,522, respectively, and repayments on the Credit Facility of $144,954 and $410,547, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$—	$479	$—	$1,455
Facility fees	—	4	—	189
Amortization of debt issuance costs	—	58	—	156
Total interest and other debt financing expenses	$—	$541	$—	$1,800
Cash paid for interest expense and facility fees	$—	$784	$—	$2,033
Annualized average stated interest rate	N/A	4.7%	N/A	4.5%
Average outstanding balance	$—	$41,702	$—	$64,194

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

As of March 31, 2020 and September 30, 2019, the Company had no outstanding debt under the MS Credit Facility. For the three and six months ended March 31, 2020, the Company had borrowings on the MS Credit Facility of $0 and $0, respectively, and repayments on the MS Credit Facility of $0 and $0, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the MS Credit Facility of $0 and $147,100, respectively, and repayments on the MS Credit Facility of $0 and $381,800, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$—	$—	$—	$1,453
Amortization of debt issuance costs	—	—	—	190
Total interest and other debt financing expenses	$—	$—	$—	$1,643
Cash paid for interest expense and facility fees	$—	$—	$—	$3,174
Annualized average stated interest rate	N/A	N/A	N/A	4.2%
Average outstanding balance	$—	$—	$—	$68,576

On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changes the date under which the borrowing capacity reverts from $500,000 to $200,000 to June 30, 2020 from March 31, 2020. As of March 31, 2020, the MS Credit Facility II allows Funding II to borrow up to $500,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of March 31, 2020 and September 30, 2019, the Company had outstanding debt under the MS Credit Facility II of $408,452 and $259,946, respectively. For the three and six months ended March 31, 2020, the Company had borrowings on the MS Credit Facility II of $72,143 and $203,543, respectively, and repayments on the MS Credit Facility II of $47,331 and $54,531, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the MS Credit Facility II of $231,263 and $231,263, respectively, and repayments on the MS Credit Facility II of $54,650 and $54,650, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$3,420	$1,188	$6,735	$1,188
Facility fees	90	26	262	26
Amortization of debt issuance costs	318	91	503	91
Total interest and other debt financing expenses	$3,828	$1,305	$7,500	$1,305
Cash paid for interest expense and facility fees	$3,543	$—	$5,704	$—
Annualized average stated interest rate	3.4%	4.5%	3.6%	4.5%
Average outstanding balance	$398,793	$107,022	$371,123	$52,923

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent which, as of March 31, 2020, allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.  The WF Credit Facility bears interest at one-month LIBOR plus 2.00%.  The reinvestment period of the WF Credit Facility expires on March 20, 2021 and the WF Credit Facility matures on March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the WF Credit Facility.

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

As of March 31, 2020 and September 30, 2019, the Company had outstanding debt under the WF Credit Facility of $278,954 and $253,847, respectively. As a result of the Merger, the Company assumed $255,861 of debt under the WF Credit Facility. For the three and six months ended March 31, 2020, the Company had borrowings on the WF Credit Facility of $159,650 and $266,981, respectively, and repayments on the WF Credit Facility of $154,000 and $241,700, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the WF Credit Facility of $0 and $0, respectively, and repayments on the WF Credit Facility of $0 and $0, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$1,940	$—	4,321	$—
Facility fees	96		162	—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$2,036	$—	$4,483	$—
Cash paid for interest expense	$2,207	$—	$4,585	$—
Annualized average stated interest rate	3.4%	N/A	3.6%	N/A
Average outstanding balance	$229,150	$—	$238,698	$—

Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, which as of March 31, 2020 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of March 31, 2020, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

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

As of March 31, 2020 and September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $246,997 and $248,042, respectively. As a result of the Merger, the Company assumed $248,042 of debt under the DB Credit Facility. For the three and six months ended March 31, 2020, the Company had borrowings on the DB Credit Facility of $50,200 and $68,200, respectively, and repayments on the DB Credit Facility of $34,300 and $69,300, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the DB Credit Facility of $0 and $0, respectively, and repayments on the DB Credit Facility of $0 and $0, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$1,915	$—	$4,444	$—
Facility fees	173		173	—
Total interest and other debt financing expenses	$2,088	$—	$4,617	$—
Cash paid for interest expense	$2,156	$—	$4,918	—
Annualized average stated interest rate	3.4%	N/A	3.8%	N/A
Average outstanding balance	$226,221	$—	$236,089	$—

Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, SLF Credit Facility. The reinvestment period of the SLF Credit Facility ended August 29, 2018 and as of March 31, 2020, the maximum commitment is equal to advances outstanding due to leverage and borrowing base restrictions. The stated maturity date of the SLF Credit Facility is August 30, 2022.

The SLF Credit Facility bears an interest at one-month LIBOR plus 2.05%, depending on the composition of the collateral asset portfolio, per annum.

The SLF Credit Facility is collateralized by all of the assets held by SLF II, and SLF has committed to provide a minimum of $12,500 of unencumbered liquidity. SLF has made customary representations and warranties and is required to comply with various covenants and reporting requirements.

The outstanding balance under the SLF II Credit Facility as of March 31, 2020 was $29,543. For the three and six months ended March 31, 2020, SLF II had borrowings on the SLF Senior Credit Facility of $0 and $0, respectively, and SLF II had repayments on the SLF Senior Credit Facility totaling $22,709 and $22,709, respectively.

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$286	$—	$286	$—
Total interest and other debt financing expenses	$286	$—	$286	$—
Cash paid for interest expense	$226	$—	$226	—
Annualized average stated interest rate	3.5%	—%	3.5%	—
Average outstanding balance	$32,448	$—	$16,136	$—

Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, the GCIC SLF Credit Facility. The expiration of the reinvestment period of the GCIC SLF Credit Facility occurred on September 27, 2018, and as of March 31, 2020, the maximum commitment is equal to advances outstanding due to leverage and borrowing base restrictions. The stated maturity date of the GCIC SLF Credit Facility is September 28, 2022.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The GCIC SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum, depending on the composition of the collateral asset portfolio. The GCIC SLF Credit Facility is collateralized by all of the assets held by GCIC SLF II, and GCIC SLF has committed to provide a minimum of $7,500 of unencumbered liquidity. GCIC SLF has made customary representations and warranties and is required to comply with various covenants and reporting requirements.

The outstanding balance under the GCIC SLF Credit Facility as of March 31, 2020 was $31,655. For the three and six months ended March 31, 2020, GCIC SLF II had borrowings on the GCIC SLF Credit Facility of $0 and $0, respectively, and GCIC SLF II had repayments on the GCIC SLF Credit Facility totaling $12,761 and $12,761, respectively.

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$295	$—	$295	$—
Total interest and other debt financing expenses	$295	$—	$295	$—
Cash paid for interest expense	$237	$—	$237	—
Annualized average stated interest rate	3.5%	N/A	3.5%	N/A
Average outstanding balance	$33,571	$—	$16,694	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000, and simultaneously terminated the Adviser Revolver II, which had been assumed by the Company as a result of the Merger on September 16, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.5% as of March 31, 2020. As of March 31, 2020, the Company had $27,500 of outstanding debt under the Adviser Revolver. As of September 30, 2019, the Company had no outstanding debt under the Adviser Revolver or the Adviser Revolver II. For the three and six months ended March 31, 2020, the Company had $65,000 and $122,500 in borrowings and $37,500 and $95,000 in repayments on the Adviser Revolver. For the three and six months ended March 31, 2019, the Company had no borrowings or repayments on the Adviser Revolver. For the three and six months ended March 31, 2020, the Company incurred $13 and $22 in interest expense and $0 and $18 in cash was paid for interest on the Adviser Revolver, respectively. For the three and six months ended March 31, 2019, the Company incurred no interest expense and no cash was paid for interest on the Adviser Revolver.

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

As of March 31, 2020 and September 30, 2019, the Company had no short-term borrowings. For the three and six months ended March 31, 2020, the annualized effective interest rate on short-term borrowings was 4.8% and 4.9%, respectively, and interest expense was $715 and $1,533, respectively. For the three and six months ended March 31, 2019, the annualized effective interest rate on short-term borrowings was 4.7% and 4.9%, respectively, and interest expense was $38 and $250, respectively. The net change in unrealized appreciation (depreciation) for the three and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

six months ended March 31, 2020, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $1,604, and $0, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $(32), and $0, respectively.

For the three and six months ended March 31, 2020, the average total debt outstanding (including the debt under the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, SBA Debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, WF Credit Facility, DB Credit Facility, SLF Credit Facility, GCIC SLF Credit Facility, Adviser Revolver, Adviser Revolver II and Other Short-Term Borrowings) was $2,347,720 and $2,314,448, respectively. For the three and six months ended March 31, 2019, the average total debt outstanding (including the debt under the 2010 Debt Securitization, 2014 Debt Securitization, SBA debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, Adviser Revolver, and Other Short-Term Borrowings) was $1,028,373 and $969,424, respectively.

For the three and six months ended March 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.7% and 3.6%, respectively. For the three and six months ended March 31, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.0% and 3.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$102,447	$—	$—	$—	$102,447
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization(1)	541,480	—	—	—	541,480
SBA Debentures	287,450	—	58,200	47,000	182,250
WF Credit Facility	278,954	—	—	278,954	—
MS Credit Facility II	408,452	208,452	—	200,000	—
Adviser Revolver	27,500	—	27,500	—	—
DB Credit Facility	246,997	—	—	246,997	—
SLF Credit Facility	29,543	—	29,543	—	—
GCIC SLF Credit Facility	31,655	—	31,655	—	—
Total borrowings	$2,362,678	$208,452	$146,898	$772,951	$1,234,377

(1) Includes $5,020 of discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2020, the Company had outstanding commitments to fund investments totaling $151,578, including $17,512 of commitments on undrawn revolvers. As of September 30, 2019, the Company had outstanding commitments to fund investments totaling $261,642. As described in Note 4, as of September 30, 2019, the Company had commitments of up to $100,117 to SLF and up to $61,019 to GCIC SLF, that could have been contributed primarily for the purpose of funding new investments approved by the investment committees of SLF and GCIC SLF, as applicable.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of March 31, 2020 and September 30, 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	For the six months ended March 31,
Per share data:(1)	2020	2019
Net asset value at beginning of period	$16.76	$16.10
Net increase in net assets as a result of issuance of DRIP shares(2)	0.01	0.01
Distributions declared:
From net investment income	(0.71)	(0.63)
From capital gains	(0.08)	(0.13)
Net investment income	0.48	0.66
Net realized gain (loss) on investment transactions	(0.07)	(0.06)
Net change in unrealized appreciation (depreciation) on investment transactions	(1.77)	0.00**
Net asset value at end of period	$14.62	$15.95
Per share market value at end of period	$12.56	$17.88
Total return based on market value(3)	(29.80)%	(0.25)%
Number of common shares outstanding	133,807,609	60,587,403

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019
Ratio of net investment income to average net assets*	5.81%	8.25%
Ratio of total expenses to average net assets(4)*	7.57%	8.03%
Ratio of incentive fees to average net assets	0.44%	0.52%
Ratio of expenses (without incentive fees) to average net assets*	7.13%	7.51%
Total return based on average net asset value(5)*	(16.35)%	7.50%
Net assets at end of period	$1,955,988	$966,235
Average debt outstanding	$2,314,448	$969,424
Average debt outstanding per share	$17.30	$16.00
Portfolio turnover*	25.59%	15.23%
Asset coverage ratio(6)	193.69%	224.96%
Asset coverage ratio per unit(7)	$1,937	$2,250
Average market value per unit:(8)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
GCIC Credit Facility	N/A	N/A
MS Credit Facility	N/A	N/A
MS Credit Facility II	N/A	N/A
Revolver	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
SLF Senior Credit Facility	N/A	N/A
GCIC Senior Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Adviser Revolver II	N/A	N/A

* Annualized for periods less than one year.
** Represents an amount less than $0.01 per share.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.
(3)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(4)Expenses, other than incentive fees, are annualized for a period less than one year.
(5)Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(6)Effective February 6, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 ACT, is at least 150% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC). Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).
(7)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. These amounts exclude the SBA debentures pursuant to exemptive relief the Company received from the SEC on September 13, 2011.
(8)Not applicable because such senior securities are not registered for public trading.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Earnings (loss) available to stockholders	$(228,964)	$17,788	$(181,916)	$36,227
Basic and diluted weighted average shares outstanding	133,807,609	60,429,580	133,242,326	60,301,709
Basic and diluted earnings per share	$(1.71)	$0.29	$(1.36)	$0.60

In connection with the rights offering described in Note 12, the Company determined that certain of the closing conditions, including the Company’s ability to terminate the offering at any time prior to the delivery of the shares of the Company’s common stock, represented a substantive contingency that may impact the completion of the offering. As this contingency was not resolved as of May 11, 2020, in accordance with ASC 260 – Earnings per Share, basic and diluted earnings per share amounts in the accompanying interim consolidated financial statements were not adjusted retroactively to reflect the bonus element of the rights offering. Should the contingency be resolved and the offering be completed, the Company’s historical basic and diluted earnings per share amounts will be adjusted retrospectively to reflect the bonus element in any subsequent issuances of the Company’s consolidated financial statements.

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six months ended March 31, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(1)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,034	(2)
Six months ended March 31, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(3)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828

(1)Includes a special distribution of $0.13 per share.
(2)In accordance with the Company's DRIP, shares of the Company's stock were purchased in the open market at an average price of $12.47 and were issued to DRIP stockholders.
(3)Includes a special distribution of $0.12 per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 8, 2020, the Company issued transferable subscription rights to stockholders of record which allowed holders of the subscription rights to purchase up to an aggregate of 33,451,902 shares of the Company’s common stock. Stockholders received one right for each four outstanding shares of common stock owned on the record date

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

of April 8, 2020. The rights offering expired on May 6, 2020, and the subscription price was determined to be $9.17 per share. The rights offering is subject to the closing conditions as specified in the amended prospectus supplement dated April 13, 2020, and, should the Company determine to proceed with the offering, the exact number of shares of common stock subscribed for will be determined on or around May 15, 2020.

On April 9, 2020, the Company's board of directors declared a quarterly distribution of $0.29 per share, which is payable on June 29, 2020 to holders of record as of June 9, 2020.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the coronavirus (“COVID-19”) pandemic;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital and our use of borrowed funds to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to the disruptions caused by the COVID-19 pandemic;
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of March 31, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was approved by our board of directors in July 2019 and by our stockholders in September 2019. The Investment Advisory Agreement was entered into effective as of September 16, 2019 and will continue for an initial two-year term. Prior to September 16, 2019, we were subject to an investment advisory agreement with GC Advisors, or the Prior Investment Advisory Agreement. The changes to the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger or acquisition, including our acquisition of Golub Capital Investment Corporation, or GCIC, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2020 and September 30, 2019, our portfolio at fair value was comprised of the following:

	As of March 31, 2020		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$646,997	15.4%	$589,340	13.7%
One stop	3,470,782	82.4	3,474,116	80.9
Second lien	19,811	0.5	19,473	0.5
Subordinated debt	514	— *	369	— *
LLC equity interests in SLF and GCIC SLF(1)	—	—	123,644	2.9
Equity	72,111	1.7	85,990	2.0
Total	$4,210,215	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, an unconsolidated Delaware LLC, or SLF, and GCIC Senior Loan Fund LLC, an unconsolidated Delaware LLC, or GCIC SLF, were utilized by SLF and GCIC SLF, or the Senior Loan Funds and each a Senior Loan Fund, to invest in senior secured loans. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us. See"--SLF and GCIC SLF Purchase Agreement" below.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2020 and September 30, 2019, one stop loans included $413.7 million and $414.7 million, respectively, of late stage lending loans at fair value.

As of March 31, 2020 and September 30, 2019, we had debt and equity investments in 257 and 241 portfolio companies, respectively. In addition, as of September 30, 2019, we had an investment in SLF and GCIC SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Weighted average annualized income yield (1)	7.8%	8.8%	7.9%	8.7%
Weighted average annualized investment income yield (2)	8.2%	9.2%	8.3%	9.1%
Total return based on average net asset value (3)*	(31.2)%	7.5%	(16.3)%	7.5%
Total return based on market value (4)	(30.1)%	10.5%	(29.8)%	(0.3)%

* Annualized for periods of less than one year.
(1)Represents income from interest and fees, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
(3)Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
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

Expenses:  Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•calculating our net asset value, or NAV (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses;
•expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our common stock and other securities;
•administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•transfer agent, dividend agent and custodial fees and expenses;
•U.S. federal and state registration and franchise fees;
•all costs of registration and listing our shares on any securities exchange;
•U.S. federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•costs associated with individual or group stockholders;
•costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•proxy voting expenses; and
•all other expenses incurred by us or the Administrator in connection with administering our business.

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

GC Advisors, as collateral manager for Golub Capital BDC CLO III LLC, or the 2018 Issuer, our indirect, wholly-owned subsidiary, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

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

Collateral management fees are paid directly by the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the initial structuring of the $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the $602.4 million term debt securitization, or the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the $908.2 million term debt securitization, or the GCIC 2018 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2014 Issuer, the 2018 Issuer, and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2014 Debt Securitization, the 2018 Debt Securitization and GCIC 2018 Debt Securitization, and collectively the Debt Securitizations, as applicable.

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
Upon the consummation of the Merger, we entered into the Investment Advisory Agreement with GC Advisors which replaced the Prior Investment Advisory Agreement.
SLF and GCIC SLF Purchase Agreement
On January 1, 2020, we entered into a purchase agreement, or the Purchase Agreement, with RGA Reinsurance
Company, or RGA, Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA, or Aurora and, together with RGA, the Transferors, SLF, and GCIC SLF. Prior to entering into the Purchase Agreement, the Transferors owned 12.5% of the LLC equity interests in each Senior Loan Fund, while we owned the remaining 87.5% of the LLC equity interests in each Senior Loan Fund. Pursuant to the Purchase Agreement, RGA and Aurora agreed to sell their LLC equity interests in each Senior Loan Fund to us, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, we paid each Transferor an amount, in cash, equal to the net asset value of such Transferor's Senior Loan Fund LLC equity interests as of December 31, 2019, or the Net Asset Value, along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. In February 2020, we paid an aggregate of $17.0 million to the Transferors to acquire their respective LLC interests in the Senior Loan Funds.

As a result of the Purchase Agreement, on January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries. In addition, our capital commitments and those of the Transferors were terminated. As wholly-owned subsidiaries, the assets, liabilities, income and expenses of the Senior Loan Funds were consolidated into our financial statements and notes thereto for periods ending on or after January 1, 2020, and are included for purposes of determining our asset coverage ratio.

COVID-19 Pandemic

The rapid spread of COVID-19, which has been identified as a global pandemic by the World Health Organization, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors (including those relating to us). GC Advisors has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the coronavirus, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries such as retail and travel, to experience financial distress and possibly to default on their financial obligations to us and their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Business disruption and financial distress experienced by our portfolio companies is likely to reduce, over time, the amount of interest and dividend income that we receive from our investments and may require us to contribute additional capital to such companies in the form of follow on investments. We may need to restructure the capitalization of some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our future distributions to stockholders. We proactively and aggressively commenced on a number of actions to support and evaluate our portfolio companies when the COVID-19 pandemic began to impact the U.S. economy including gathering full information from a variety of sources including third-party experts, management teams of our borrowers, the private equity sponsor owners of our borrowers and other sources and immediate outreach to our private equity sponsor partners to establish candid, two-way, real-time communications. We believe these actions will lead to increased and better solutions for our borrowers and believe our long-term relationships with these sponsors will create appropriate incentives for them to collaborate with us to address such portfolio company needs. In addition, GC Advisors’ underwriting team is segmenting our portfolio to highlight those borrowers with moderate or higher risk of material impacts to their business operations from COVID-19. By segmenting our portfolio we believe we can focus now on the borrowers which are more likely to require attention. We believe that early identification of vulnerable credits means more and better solutions to address potential problems. During the three months ended March 31, 2020, we amended the terms of fifteen credit agreements for fifteen borrowers to defer their March 31, 2020 principal payment and/or capitalize their March 31, 2020 interest payment.

As of March 31, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Our revolving credit facilities, described in Note 7 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows. See “Item 1A.—Risk Factors—Risks Relating to our Business and Structure—We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in us” included in our most recent annual report on Form 10-K.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of March 31, 2020, and December 31, 2019 over 90% of our floating rate loans were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. Certain of the notes issued in each of the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization have floating rate interest provisions. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee as a result of our 8% hurdle rate or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We have completed an industry subsegment analysis as of March 31, 2020 to determine the exposure of our portfolio companies to adverse effects on their business operations as a result of the COVID-19 pandemic. As of March, 31, 2020, more than 75% of our portfolio at fair value was comprised of investments in industry subsegments that we have identified as less exposed to negative impacts from the COVID-19 pandemic, less than 20% of our portfolio at fair value was comprised of investments in industry subsegments that we believe will experience significant financial distress as a result of the COVID-19 pandemic and less than 1% of our portfolio at fair value was comprised of investments in industry subsegments that were identified as most significantly exposed to adverse effects resulting from the COVID-19 pandemic. As of March 31, 2020, less than 1% of our portfolio at fair value represented second lien debt, mezzanine debt and other asset classes that we believe are particularly vulnerable due to the economic and market volatility and uncertainty resulting from the COVID-19 pandemic. Our portfolio by industry subsegments and our view of the exposure of our portfolio companies to the adverse effects of the COVID-19 pandemic as of March 31, 2020 is as follows:

Industry Subsegments[1]
Less exposed to COVID-19 (>75% of portfolio2)	Significantly exposed to COVID-19 exposure (<20% of portfolio2)	Most significantly exposed to COVID-19 (<1% of portfolio2)
Software & Technology	Restaurants	Airlines & Aircraft Finance
Business Services	Dental Care	Boating & Marine
Healthcare[3]	Eye Care	Entertainment
Aerospace & Defense	Fitness Franchises	Gaming
Distribution	Retail	Hotels
Financial Services		Metals & Mining
Food & Beverage		Oil & Gas
Manufacturing		Project Finance
Education		Real Estate
Shipping

(1)Industry subsegments are based on GC Advisors' internal analysis and industry classifications as of March 31, 2020.
(2)At fair value as of March 31, 2020.
(3)Excludes Dental Care and Eye Care subsegments.

The table below details the impact of the effects of the COVID-19 pandemic on the weighted average price of our debt investments and the net change in unrealized depreciation on investments held as of March 31, 2020 by Internal Performance Rating (as defined in the "Portfolio Composition, Investment Activity and Yield" section below). Additionally, the following table details the primary drivers of reductions in weighted average price of our debt investments by Internal Performance Rating category as of March 31, 2020 as compared to December 31, 2019.

	Weighted Average Price[1]
Category	As of December 31, 2019	As of March 31, 2020	Net Change in Unrealized Depreciation on Investments Held as of March 31, 2020 per Share (2)(3)	% of Net Change in Unrealized Depreciation on Investments Held as of March 31, 2020 (2)	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	$99.9	$96.2	$(1.02)	49%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	96.0	90.0	(0.86)	42%	Spread widening, COVID-19 exposure
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	74.3	65.1	(0.18)	9%	Pre-existing credit challenges, COVID-19 exposure
Total	$99.1	$94.0	$(2.06)	100%

(1)Includes debt investments only. “Total” row reflects weighted average price of total fair value of debt investments.
(2)Net Change in Unrealized Depreciation on Investments Held as of March 31, 2020 includes the net change in unrealized depreciation for the three months ended March 31, 2020 attributable to investments held as of March 31, 2020.
(3)Based on weighted average shares outstanding for the three months ended March 31, 2020.

We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. In such circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in future periods.

Recent Developments

On April 8, 2020, we issued transferable subscription rights to our stockholders of record, which allowed holders of the subscription rights to purchase up to an aggregate of 33,451,902 shares of our common stock. Stockholders received one right for each four outstanding shares of our common stock owned on the record date of April 8, 2020. The rights entitled the holders to purchase one new share of common stock for every right held. In addition, stockholders who fully exercised their rights were entitled to subscribe, subject to limitations, for additional shares of our common stock that remained unsubscribed as a result of any unexercised rights. The rights offering expired on May 6, 2020. The exact number of shares of common stock subscribed for will be determined on or around May 15, 2020 but in no event will we issue more than 33,451,902 shares pursuant to the subscriptions as set forth in the prospectus.

On April 9, 2020, our board of directors declared a quarterly distribution of $0.29 per share of common stock, which is payable on June 29, 2020 to stockholders of record as of June 9, 2020.

Subsequent to March 31, 2020, the COVID-19 pandemic and the related effect on the U.S. and global economies has continued to have adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors (including with respect to us). Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2020 and 2019 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest income	$82,848	$39,684	$43,164	$167,170	$76,581	$90,589
Income from accretion of discounts and origination fees	4,573	1,977	2,596	8,541	3,930	4,611
GCIC acquisition purchase premium amortization	(12,600)	—	(12,600)	(24,437)	—	(24,437)
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	—	—	—	1,905	—	1,905
Dividend income	146	19	127	180	58	122
Fee income	157	125	32	372	647	(275)
Total investment income	75,124	41,805	33,319	153,731	81,216	72,515
Total expenses	43,178	21,749	21,429	89,054	41,343	47,711
Net investment income (loss)	31,946	20,056	11,890	64,677	39,873	24,804
Net realized gain (loss) on investment transactions	(9,360)	(1,861)	(7,499)	(6,819)	(3,839)	(2,980)
Net realized gain (loss) on investment transactions due to purchase premium	(2,310)	—	(2,310)	(2,350)	—	(2,350)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(264,150)	(407)	(263,743)	(264,211)	193	(264,404)
Net change in unrealized depreciation on investment transactions due to purchase premium	14,910	—	14,910	26,787	—	26,787
Net gain (loss) on investment transactions	(260,910)	(2,268)	(258,642)	(246,593)	(3,646)	(242,947)
Net increase (decrease) in net assets resulting from operations	$(228,964)	$17,788	$(246,752)	$(181,916)	$36,227	$(218,143)
Average earning debt investments, at fair value(2)	$4,308,834	$1,842,007	$2,466,827	$4,234,014	$1,783,174	$2,450,840

(1)For periods ending on or after January 1, 2020, the assets and liabilities of SLF and GCIC SLF are consolidated into our financial statements and notes thereto. See “SLF and GCIC SLF Purchase Agreement” below.

(2)Does not include our investments in LLC equity interests in SLF and GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation and as a result of the acquisition of GCIC pursuant to the Merger. As a result, quarterly and year-to-date comparisons of net income may not be meaningful.

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

As a supplement to our GAAP financial measures, we have provided the following non-GAAP financial measures that we believe are useful for the reasons described below:
•“Adjusted Net Investment Income” - excludes the amortization of the purchase price premium and the accrual for the capital gain incentive fee (including the portion of such accrual that is not payable under the Investment Advisory Agreement or Prior Investment Advisory Agreement) from net investment income calculated in accordance with GAAP;
•“Adjusted Net Realized and Unrealized Gain/(Loss)” - excludes the unrealized loss resulting from the purchase premium write-down and the corresponding reversal of the unrealized loss resulting from the amortization of the premium on loans or from the sale of equity investments from the determination of realized and unrealized gain/(loss) determined in accordance with GAAP; and
•“Adjusted Net Income/(Loss)” – calculates net income and earnings per share based on Adjusted Net Investment Income and Adjusted Net Realized and Unrealized Gain/(Loss).

	For the three months ended March 31,			For the six months ended March 31,
	2020		2019	2020	2019
	(In thousands)			(In thousands)
Net investment income	$31,946		$20,056	$64,677	$39,873
Add: GCIC acquisition purchase premium amortization	12,600		—	24,437	—
Less: Accrual (reversal) for capital gain incentive fee	—		(669)	—	(1,147)
Adjusted net investment income	$44,546		$19,387	$89,114	$38,726

Net gain (loss) on investment transactions	$(260,910)		$(2,268)	$(246,593)	$(3,646)
Add: Realized loss on investment transactions due to purchase premium	2,310		—	2,350	—
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(14,910)		—	(26,787)	—
Adjusted net realized and unrealized gain/(loss)	$(273,510)	-273510	$(2,268)	$(271,030)	$(3,646)

Net increase (decrease) in net assets resulting from operations	$(228,964)		$17,788	$(181,916)	$36,227
Add: GCIC acquisition purchase premium amortization	12,600		—	24,437	—
Less: Accrual (reversal) for capital gain incentive fee	—		(669)	—	(1,147)
Add: Realized loss on investment transactions due to purchase premium	2,310		—	2,350	—
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(14,910)		—	(26,787)	—
Adjusted net income/(loss)	$(228,964)		$17,119	$(181,916)	$35,080

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

Investment Income

Investment income increased from the three months ended March 31, 2019 to the three months ended March 31, 2020 by $33.3 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $2.5 billion as a result of the acquisition of GCIC on September 16, 2019 and the consolidation of SLF and GCIC SLF on January 1, 2020. This increase in our investment income as a result of an increase in the average balance of our accruing loans was partially offset by amortization of the GCIC acquisition purchase premium. Investment income increased from the six months ended March 31, 2019 to the six months ended March 31, 2020 by $47.7 million primarily as a result of an increase in the average earning debt investments balance of $2.5 billion as a result of the acquisition of GCIC and the consolidation of SLF and GCIC SLF, partially offset by the amortization of the GCIC acquisition purchase premium.

The income yield by debt security type for the three and six months ended March 31, 2020 and 2019 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Senior secured	6.6%	7.5%	6.8%	7.4%
One stop	7.9%	8.9%	8.0%	8.8%
Second lien	11.3%	10.9%	11.3%	10.7%
Subordinated debt	16.9%	6.8%	13.8%	8.3%

Income yields on one stop and senior secured loans decreased for the three and six months ended March 31, 2020 as compared to the three and six months ended March 31, 2019, primarily due to a decrease in the average LIBOR.
As of March 31, 2020, we have three second lien investments and four subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variance
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$20,817	$10,169	$10,648	$42,524	$19,284	$23,240
Amortization of debt issuance costs	733	467	266	1,304	1,136	168
Base management fee	14,858	6,594	8,264	30,064	13,033	17,031
Income incentive fee	3,847	3,735	112	9,751	6,196	3,555
Capital gain incentive fee	—	(669)	669	—	(1,147)	1,147
Professional fees	1,045	666	379	1,984	1,254	730
Administrative service fee	1,446	663	783	2,848	1,362	1,486
General and administrative expenses	432	124	308	579	225	354
Total expenses	$43,178	$21,749	$21,429	$89,054	$41,343	$47,711
Average debt outstanding	$2,347,720	$1,028,373	$1,319,347	$2,314,448	$969,424	$1,345,024

Interest Expense

Interest and other debt financing expenses increased by $10.6 million from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to an increase in the weighted average of outstanding borrowings from $1.0 billion for the three months ended March 31, 2019 to $2.3 billion for the three months ended March 31, 2020. Interest and other debt financing expenses increased by $23.2 million from the six months ended March 31, 2019 to the six months ended March 31, 2020 primarily due to an increase in the weighted average of outstanding borrowings from $1.0 billion for the six months ended March 31, 2019 to $2.3 billion for six months ended March 31, 2020. For more information about our outstanding borrowings for six months ended March 31, 2020 and 2019, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective average interest rate on our outstanding debt decreased to 3.7% for the three months ended March 31, 2020 from 4.2% for the three months ended March 31, 2019 primarily due to a lower average LIBOR.

The effective average interest rate on our outstanding debt decreased to 3.8% for the six months ended March 31, 2020 from 4.2% for the six months ended March 31, 2019 primarily due to a lower average LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable, consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.1 million and $3.6 million, respectively, from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements), partially offset by lower rate of return on the value of our net assets primarily due to lower LIBOR. As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, the increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the three months ended March 31, 2020, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 10.7% compared to 16.2% for the three months ended March 31, 2019. For the six months ended March 31, 2020, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 13.1% compared to 13.8% for the six months ended March 31, 2019.

For each of the three and six months ended March 31, 2020 and 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement or Prior Investment Advisory Agreement. The capital gain incentive fee accrual calculated in accordance with GAAP as of the three and six months ended March 31, 2020 was $0 and $0, respectively. The capital gain incentive fee accrual calculated in accordance with GAAP as of the three and six months ended March 31, 2019 was a reversal of $0.7 million, or $0.1 per share, and $1.1 million, or $0.02 per share, respectively. Any payment due under the terms of the Investment Advisory Agreement or Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year. Through December 31, 2018, we paid $2.8 million of Capital Gain Incentive Fees calculated in accordance with the Prior Investment Advisory Agreement. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, have been deemed payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.5 million from the three months ended March 31, 2019 to the three months ended March 31, 2020 and increased by$2.6 million from the six months ended March 31, 2019 to the six months ended March 31, 2020. The increases were due to higher costs incurred to service a growing portfolio primarily as a result of the Merger. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth other than as a result of a merger or other large acquisition and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended March 31, 2020 and 2019 were $1.6 million and $0.8 million, respectively. Total expenses reimbursed by us to the Administrator for the six months ended March 31, 2020 and 2019 were $3.3 million and $1.2 million, respectively.

As of March 31, 2020 and September 30, 2019, included in accounts payable and other liabilities were $0.9 million and $0.9 million, respectively, for expenses paid on behalf of us by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $0.8 million of expenses paid on behalf of GCIC by the Administrator, which were assumed in the Merger.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variance
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(11,839)	$(1,852)	$(9,987)	$(9,183)	$(3,800)	$(5,383)
Foreign currency transactions	169	(9)	178	14	(39)	53
Net realized gain (loss) on investment transactions	$(11,670)	$(1,861)	$(9,809)	$(9,169)	$(3,839)	$(5,330)
Unrealized appreciation on investments	7,828	13,051	(5,223)	14,612	24,395	(9,783)
Unrealized (depreciation) on investments	(267,026)	(14,472)	(252,554)	(257,401)	(25,473)	(231,928)
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	4,036	1,077	2,959	3,843	1,183	2,660
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	3,626	(63)	3,689	476	88	388
Unrealized appreciation (depreciation) on forward currency contracts	2,296	—	2,296	1,046	—	1,046
Net change in unrealized appreciation (depreciation) on investment transactions	$(249,240)	$(407)	$(248,833)	$(237,424)	$193	$(237,617)

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger and was not held during the three and six months ended March 31, 2019. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us. Unrealized appreciation for the three months ended March 31, 2020 represents a reversal of unrealized depreciation as a result of the realized loss resulting from the consolidation of SLF and GCIC SLF.
For the three months ended March 31, 2020, we had a net realized loss on investments and foreign currency transactions of $11.7 million primarily due to a $4.0 realized loss recognized as a result of the consolidation of SLF and GCIC SLF with the remaining net loss of $7.7 million primarily attributable to legal debt forgiveness on two loans that were restructured in March 2020. The $4.0 million realized loss that resulted from the consolidation of SLF and GCIC SLF was offset with a corresponding reversal of the unrealized depreciation on our investments in the LLC equity interests of SLF and GCIC SLF. For the six months ended March 31, 2020, we had a net realized loss of $9.2 million primarily attributable to the net realized losses incurred during the three months ended March 31, 2020, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2019, we had a net realized loss on investments and foreign currency transactions of $1.9 million primarily due to sale of equity investments in multiple portfolio companies. For the six months ended March 31, 2019, we had a net realized loss on investments and foreign currency transactions of $3.8 million primarily due to the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2020, we had $7.8 million in unrealized appreciation on 29 portfolio company investments, which was offset by $267.0 million in unrealized depreciation on 240 portfolio company investments. For the six months ended March 31, 2020, we had $14.6 million in unrealized appreciation on 35 portfolio company investments, which was offset by $257.4 million in unrealized depreciation on 236 portfolio company investments. Unrealized depreciation for the three and six months ended March 31, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

For the three months ended March 31, 2019, we had $13.1 million in unrealized appreciation on 130 portfolio company investments, which was offset by $14.5 million in unrealized depreciation on 185 portfolio company investments. For the six months ended March 31, 2019, we had $24.4 million in unrealized appreciation on 167 portfolio company investments, which is offset by $25.5 million in unrealized depreciation on 182 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of several portfolio company equity investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and six months ended March 31, 2019.
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

Liquidity and Capital Resources

For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $34.7 million. During the period, cash used in operating activities was $19.7 million, primarily as a result of fundings of portfolio investments of $498.8 million and fundings of revolving loans of $31.1 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $445.2 million and net investment income of $64.7 million. Lastly, cash provided by financing activities was $54.4 million, primarily driven by borrowings on debt of $695.6 million and proceeds from short-term borrowings of $64.8 million which were partially offset by repayments of debt of $553.4 million, repayments on short-term borrowings of $65.0 million and distributions paid of $85.0 million.

For the six months ended March 31, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $30.5 million. During the period, cash used in operating activities was $133.1 million, primarily as a result of fundings of portfolio investments of $310.9 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $143.9 million and net investment income of $39.9 million. Lastly, cash provided by financing activities was $163.6 million, primarily driven by borrowings on debt of $1.1 billion that were partially offset by repayments of debt of $865.0 million and distributions paid of $38.8 million.

As of March 31, 2020 and September 30, 2019, we had cash and cash equivalents of $23.7 million and $6.5 million, respectively. In addition, we had foreign currencies of $0.7 million and $0.1 million as of March 31, 2020 and September 30, 2019, respectively, restricted cash and cash equivalents of $92.7 million and $76.4 million as of March 31, 2020 and September 30, 2019, respectively, and restricted foreign currencies of $2.0 million and $1.3 million as of March 31, 2020 and September 30, 2019, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of March 31, 2020 and September 30, 2019, we had $408.5 million and $259.9 million outstanding under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements), respectively. As of March 31, 2020, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, to temporarily borrow up to $500.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On March 20, 2020, we entered into an amendment that changes the date under which the borrowing capacity reverts from $500.0 million to $200.0 million to June 30, 2020 from March 31, 2020. As of March 31, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $91.5 million and $40.1 million of remaining commitments, respectively, and $1.0 million and less than $1.0 million of availability, respectively, on the MS Credit Facility II.

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

WF Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the WF Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2020, allowed GCIC Funding LLC, or GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2020 and September 30, 2019, we had outstanding debt under the WF Credit Facility of $279.0 million and $253.8 million, respectively. As of March 31, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $21.0 million and $46.2 million of remaining commitments, respectively, and $1.2 million and $0.5 million of availability, respectively, on the WF Credit Facility.

DB Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the DB Credit Facility (as defined in Note 7 of our consolidated financial statements), which as of March 31, 2020, allowed GCIC Funding II LLC, or GCIC Funding II, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2020 and September 30, 2019, we had outstanding debt under the DB Credit Facility of $247.0 million and $248.0 million, respectively. As of March 31, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $3.0 million and $2.0 million of remaining commitments, respectively, and $0.1 million and $0.1 million of availability, respectively, on the DB Credit Facility.

SLF Credit Facility - As of January 1, 2020, the date of our acquisition of the SLF LLC equity interests formerly held by RGA pursuant to the Purchase Agreement, we assumed the SLF Credit Facility (as defined in Note 7 of our consolidated financial statements) which, as of March 31, 2020, allowed Senior Loan Fund II, or SLF II, to borrow up to $29.5 million, which was equal to advances outstanding as the reinvestment period of the SLF Credit Facility ended August 29, 2018.

GCIC Credit Facility - As of January 1, 2020, the date of our acquisition of the GCIC SLF LLC equity interests formerly held by Aurora pursuant to the Purchase Agreement, we assumed the GCIC SLF Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2020, allowed GCIC Senior Loan Fund II, or GCIC SLF II, to borrow up to $31.7 million, which was equal to advances outstanding as the reinvestment period of the GCIC SLF Credit Facility ended September 29, 2018.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of March 31, 2020. On October 28, 2019, we increased the borrowing capacity from $40.0 million to $100.0 million. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of March 31, 2020 and September 30, 2019, we had $27.5 million and $0 outstanding on the Adviser Revolver, respectively.

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

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the March 31, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of March 31, 2020 and September 30, 2019, we had outstanding debt under the 2014 Debt Securitization of $102.4 million and $126.3 million, respectively.

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

The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of March 31, 2020 and September 30, 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the GCIC 2018 Notes, including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, $38.5 million of AAA Class A-2 GCIC 2018 Notes, and $18.0 million of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, GCIC indirectly retained, and we assumed in the Merger, all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27.0 million, $95.0 million, $60.0 million, and $179.7 million, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the March 31, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as our debt. As of March 31, 2020 and September 30, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of March 31, 2020 and September 30, 2019, we had outstanding debt under the GCIC 2018 Debt Securitization of $541.5 million and $541.0 million, respectively.

SBA Debentures

Under present small business investment company, or SBIC, regulations, the maximum amount of debentures guaranteed by the U.S. Small Business Administration, or SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of March 31, 2020, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $69.7 million, $151.8 million, and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI, had $90.0 million, $165.0 million and $32.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through March 31, 2020, SBIC IV and SBIC V have repaid $80.3 million and $23.3 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of March 31, 2020 and September 30, 2019, SBIC VI had $29.0 million and $18.0 million, respectively, of undrawn debenture commitments, of which $0 and $18.0 million, respectively, were available to be drawn, subject to SBA regulatory requirements.

In August 2019, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the six months ended March 31, 2020 and 2019.

As of March 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2020, our asset coverage for borrowed amounts was 193.7% (excluding the SBA debentures).

As of March 31, 2020 and September 30, 2019, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF as of September 30, 2019, totaling $151.6 million and $261.6 million, respectively. As of March 31, 2020, total commitments of $151.6 million included $17.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of March 31, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend or refinance our leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

We expect the exact number of shares of common stock subscribed for in the rights offering that expired on May 6, 2020, will be determined on or around May 15, 2020 but in no event will we issue more than 33,451,902 shares pursuant to the subscriptions as set forth in the prospectus.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2020 and September 30, 2019, we had investments in 257 and 241 portfolio companies, respectively, with a total fair value of $4.2 billion and $4.1 billion, respectively. As of September 30, 2019, we had investments in SLF and GCIC SLF with a total fair value of $123.6 million.

The following table shows the asset mix of our new investment commitments for the the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,				For the six months ended March 31,
	2020		2019		2020		2019
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$55,848	33.4%	$9,962	8.6%	$67,458	15.4%	$50,918	16.0%
One stop	108,886	65.2	104,169	89.7	366,215	83.6	261,186	81.8
Subordinated debt	—	—	23	0.0*	138	0.0*	23	0.0*
LLC equity interests in SLF(1)	—	—	1,750	1.5	—	—	1,750	0.5
Equity	2,291	1.4	207	0.2	4,306	1.0	5,305	1.7
Total new investment commitments	$167,025	100.0%	$116,111	100.0%	$438,117	100.0%	$319,182	100.0%

* Represents an amount less than 0.1%
(1) SLF's proceeds from LLC equity interests were utilized by SLF to invest in senior secured loans. As of March 31, 2019, SLF had investments in senior secured loans to 30 different borrowers.

For the three and six months ended March 31, 2020, we had approximately $290.9 million and $445.2 million, respectively, in proceeds from principal payments and sales of portfolio investments.

For the three and six months ended March 31, 2019, we had approximately $80.3 million and $143.9 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2020(1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$675,248	$680,661	$629,250	$586,039	$597,033	$583,483
Non-accrual(3)	45,385	32,108	17,747	15,749	8,573	5,857
One stop:
Performing	3,629,023	3,662,005	3,422,341	3,502,213	3,548,330	3,466,310
Non-accrual(3)	76,947	70,081	48,441	12,053	10,700	7,806
Second lien:
Performing	20,095	20,353	19,811	19,473	19,745	19,473
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	517	522	514	369	375	369
Non-accrual(3)	—	—	—	—	—	—
LLC equity interests in SLF and GCIC SLF(4)	N/A	—	—	N/A	127,487	123,644
Equity	N/A	82,269	72,111	N/A	79,527	85,990
Total	$4,447,215	$4,547,999	$4,210,215	$4,135,896	$4,391,770	$4,292,932

(1)As of March 31, 2020, $251.9 million and $219.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(2)As of September 30, 2019, $218.8 million and $204.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.

(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(4)Proceeds from the LLC equity interests invested in SLF and GCIC SLF were utilized by SLF and GCIC SLF to invest in senior secured loans. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us.
As of March 31, 2020, we had loans in ten portfolio companies on non-accrual status and non-accrual investments as a percentage of total debt investments at cost and fair value were 2.3% and 1.6%, respectively.  As of September 30, 2019, we had loans in five portfolio companies on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively. As of March 31, 2020 and September 30, 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 93.0% and 98.7%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2020 and 2019, respectively:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Weighted average rate of new investment fundings	7.1%	8.7%	7.3%	8.0%
Weighted average spread over LIBOR of new floating rate investment fundings	5.2%	6.0%	5.4%	5.6%
Weighted average rate of new fixed rate investment fundings	N/A	8.0%	N/A	8.0%
Weighted average fees of new investment fundings	1.1%	1.2%	1.3%	1.3%
Weighted average rate of sales and payoffs of portfolio investments(1)	7.7%	8.7%	7.7%	8.6%

(1)Excludes exits on investments on non-accrual status.

As of March 31, 2020, 91.8% and 91.7% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2019, 92.3% and 92.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2020 and September 30, 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding, prior to their consolidation into our financial statements, SLF and GCIC SLF) was $31.9 million and $28.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2020 and September 30, 2019:

	As of March 31, 2020		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$104,894	2.5%	$115,318	2.7%
4	2,906,749	69.0	3,787,809	88.2
3	1,114,712	26.5	337,358	7.9
2	83,204	2.0	52,434	1.2
1	656	0.0*	13	0.0*
Total	$4,210,215	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.

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

As of September 30, 2019, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. Through December 31, 2019, SLF’s profits and losses were allocated to us and RGA in accordance with our respective ownership interests.

As of September 30, 2019, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019
	Committed	Funded(1)
	(In thousands)
LLC equity commitments	$200,000	$85,580
Total	$200,000	$85,580

(1)Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
Effective January 1, 2020, the commitments to SLF were canceled in conjunction with the Purchase Agreement.

SLF entered into the SLF Credit Facility, which allowed SLF II, as of September 30, 2019, to borrow up to $75.6 million at any one time outstanding, subject to leverage and borrowing base restrictions. The SLF Credit Facility bore interest at one-month LIBOR plus 2.05% per annum. Effective January 1, 2020, we assumed, as a result of the Purchase Agreement, the SLF Credit Facility.

As of September 30, 2019, SLF had total assets at fair value of $161.0 million. As of September 30, 2019, SLF had loans in two portfolio companies on non-accrual status with a fair value of $5.0 million. The portfolio companies in SLF were in industries and geographies similar to those in which we invest directly. Additionally, as of September 30, 2019, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $3.4 million.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019:

As of September 30, 2019
(Dollars in thousands)
Senior secured loans(1)	$154,254
Weighted average current interest rate on senior secured loans(2)	7.4%
Number of borrowers in SLF	27
Largest portfolio company investment(1)	$12,654
Total of five largest portfolio company investments(1)	$54,268

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	Senior loan	02/2022	6.5%	$2,961	$2,961
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	7.1	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	7.1	422	253
Advanced Pain Management Holdings, Inc.(4)(5)(7)	Health Care Providers & Services	Senior loan	12/2019	7.1	193	(8)
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	10.6	2,139	4
Boot Barn, Inc.(4)	Specialty Retail	Senior loan	06/2023	6.6	6,022	6,022
Brandmuscle, Inc.	Professional Services	Senior loan	12/2021	6.9	4,418	4,415
Brandmuscle, Inc.	Professional Services	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Food & Staples Retailing	Senior loan	12/2023	6.5	2,433	2,433
Captain D's, LLC(4)	Food & Staples Retailing	Senior loan	12/2023	7.5	17	17
CLP Healthcare Services, Inc.	Health Care Providers & Services	Senior loan	12/2020	7.4	8,415	8,415
CLP Healthcare Services, Inc.	Health Care Providers & Services	Senior loan	12/2020	7.4	4,239	4,239
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	2,392	2,392
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	1,203	1,203
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	58	58
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Professional Services	Senior loan	06/2022	7.1	4,773	4,773
DISA Holdings Acquisition Subsidiary Corp.(4)	Professional Services	Senior loan	06/2022	6.0	53	53
Flexan, LLC	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	5,905	5,905
Flexan, LLC	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	1,640	1,640
Flexan, LLC(4)	Health Care Equipment & Supplies	Senior loan	02/2020	9.5	431	431
Gamma Technologies, LLC(4)	IT Services	Senior loan	06/2024	7.3	10,084	10,084
III US Holdings, LLC	Software	Senior loan	09/2022	8.1	4,288	4,288
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	2,276	2,276
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	118	118
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	63	63
Joerns Healthcare, LLC(4)	Health Care Equipment & Supplies	Senior loan	08/2024	8.2	1,286	1,286
Joerns Healthcare, LLC(4)	Health Care Equipment & Supplies	Senior loan	08/2024	8.2	1,338	1,338
Mediaocean LLC	Software	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(4)(5)	Consumer Finance	Senior loan	05/2022	8.4	1,480	1,094
Paradigm DKD Group, LLC(4)(5)(7)	Consumer Finance	Senior loan	05/2022	8.4	(16)	(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	60	58

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
Polk Acquisition Corp.	Auto Components	Senior loan	06/2022	7.3%	$52	$51
Pyramid Healthcare, Inc.(4)	Health Care Providers & Services	Senior loan	08/2020	8.8	10,047	10,047
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc (4)	Food & Staples Retailing	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	70	62
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	IT Services	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	IT Services	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Food Products	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC (4)	Health Care Providers & Services	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	$309	$7,458
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	53
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,654
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	92
Total equity investments						$9,257
Total investments					$154,254	$156,693

(1)Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash, except where PIK is shown.
(2)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(3)Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(4)We also held a portion of the senior secured loan in this portfolio company as of September 30, 2019.
(5)Loan was on non-accrual status as of September 30, 2019. As such, no interest is being earned on this investment.
(6)The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(8)Equity investment received as a result of the portfolio company's debt restructuring.
(9)Non-income producing.

As of September 30, 2019, we had commited to fund $175.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2019, $74.9 million of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $70.5 million of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Prior to the Purchase Agreement, for the three months ended December 31, 2019, we did not receive dividend income from the LLC equity interests in SLF. For the three and six months ended March 31, 2019, we did not receive dividend income from the LLC equity interests in SLF.
For the three months ended December 31, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 2.43%. For the three and six months ended March 31, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 6.3% and 3.4%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of September 30, 2019, the three and six months ended March 31, 2019, and the three months ended December 31, 2019:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$152,259
Cash and other assets	8,759
Total assets	$161,018
Senior credit facility	$75,581
Other liabilities	424
Total liabilities	76,005
Members’ equity	85,013
Total liabilities and members' equity	$161,018

	Three months ended December 31,	Three months ended March 31,	Six months ended March 31,
	2019	2019	2019
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,800	$3,538	$7,174
Fee income	—	—	9
Total investment income	2,800	3,538	7,183
Interest and other debt financing expenses	634	1,133	2,320
Administrative service fee	61	64	144
Other expenses	(15)	25	49
Total expenses	680	1,222	2,513
Net investment income	2,120	2,316	4,670
Net realized gains (losses) on investments	—	—	(1,314)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(1,086)	(2,004)
Net increase (decrease) in members' equity	$517	$1,230	$1,352

GCIC Senior Loan Fund LLC:

Following the acquisition of GCIC SLF in the Merger on September 16, 2019 and through December 31, 2019, we co-invested with Aurora in senior secured loans through GCIC SLF. On January 1, 2020, we entered into the Purchase Agreement to purchase Aurora's LLC equity interests in GCIC SLF. As of January 1, 2020, we owned 100% of GCIC SLF and the assets and liabilities of GCIC SLF were consolidated into our financial statements and notes thereto for periods ending on or after January 1, 2020. Prior to our purchase of Aurora's LLC equity interests in GCIC SLF, GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of each of us and Aurora (with unanimous approval required from (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora).

As of September 30, 2019, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. Through December 31, 2019, GCIC SLF’s profits and losses were allocated to us and Aurora in accordance with our respective ownership interests.
As of September 30, 2019, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019
	Committed	Funded (1)
	(In thousands)
LLC equity commitments	$125,000	$55,264
Total	$125,000	$55,264

(1)Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
Effective January 1, 2020, the commitments to GCIC SLF were canceled in conjunction with the Purchase Agreement.

GCIC SLF entered into the GCIC SLF Credit Facility, which as of September 30, 2019 allowed GCIC SLF II to borrow up to $59.6 million at any one time outstanding, subject to leverage and borrowing base restrictions, and which bore interest at one-month LIBOR plus 2.05%. Effective January 1, 2020, we assumed, as a result of the Purchase Agreement, the GCIC SLF Credit Facility.

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

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2019:

September 30, 2019
(Dollars in thousands)
Senior secured loans (1)	$112,864
Weighted average current interest rate on senior secured loans (2)	7.2%
Number of borrowers in GCIC SLF	28
Largest portfolio company investment (1)	$8,464
Total of five largest portfolio company investments (1)	$34,273

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
1A Smart Start LLC(3)	Electronic Equipment, Instruments & Components	Senior loan	02/2022	6.5%	$1,910	$1,910
Boot Barn, Inc.(3)	Specialty Retail	Senior loan	06/2023	6.6	3,159	3,159
Brandmuscle, Inc.(3)	Professional Services	Senior loan	12/2021	N/A(4)	—	—
Brandmuscle, Inc.(3)	Professional Services	Senior loan	12/2021	6.9	3,800	3,797
Captain D's, LLC(3)	Food & Staples Retailing	Senior loan	12/2023	7.5	33	33
Captain D's, LLC(3)	Food & Staples Retailing	Senior loan	12/2023	6.5	5,792	5,792
CLP Healthcare Services, Inc.(3)	Health Care Providers & Services	Senior loan	12/2020	7.4	2,007	2,007
CLP Healthcare Services, Inc.(3)	Health Care Providers & Services	Senior loan	12/2020	7.4	1,011	1,011
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	N/A(4)	—	—
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	2,053	2,053
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	1,032	1,032
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	58	58
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.5	121	99
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	1,128	1,061
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	581	546
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	88	83
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	2,806	2,638
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.5	7	6
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	84	79
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	198	186
Flexan, LLC(3)	Health Care Equipment & Supplies	Senior loan	02/2020	9.5	192	192
Flexan, LLC(3)	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	2,635	2,635
Flexan, LLC(3)	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	732	732
G & H Wire Company, Inc(3)	Health Care Equipment & Supplies	Senior loan	09/2023	7.8	5,284	5,284
Gamma Technologies, LLC(3)	IT Services	Senior loan	06/2024	7.3	4,334	4,334
III US Holdings, LLC(3)	Software	Senior loan	09/2022	8.1	4,253	4,253
Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6	1,958	1,958
Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6	102	102
Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6	54	54
Mediaocean LLC(3)	Software	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Multiline Retail	Senior loan	10/2024	8.3	5,955	5,657
NBC Intermediate, LLC (3)	Food & Staples Retailing	Senior loan	09/2023	N/A(4)	—	—
NBC Intermediate, LLC (3)	Food & Staples Retailing	Senior loan	09/2023	6.5	2,565	2,565
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	4,913	4,913
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	8,125	7,962
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	9.2	68	68
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	2,426	2,426
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	367	367
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	5,909	5,909
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	621	621
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	1,152	1,152

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3%	$537	$537
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Food & Staples Retailing	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	IT Services	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	IT Services	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	1,009	908
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Health Care Providers & Services	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)	Health Care Providers & Services	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

(1)Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash.
(2)Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

As of September 30, 2019, we had committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2019, $48.4 million of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $48.4 million of our LLC equity interest subscription to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2019, we received $1.9 million in dividend income from the GCIC SLF LLC equity interests.

For the three months ended December 31, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 10.1%. The annualized total return on weighted average capital invested was calculated by dividing total income earned on our investments in GCIC SLF by the combined daily average of our investments in the NAV of the GCIC SLF LLC equity interests.

See below for certain summarized financial information for GCIC SLF as of September 30, 2019 and for the three months ended December 31, 2019:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$111,568
Cash and other assets	4,627
Total assets	$116,195
Senior credit facility	$59,559
Other liabilities	341
Total liabilities	59,900
Members’ equity	56,295
Total liabilities and members' equity	$116,195

Three months ended December 31, 2019
(In thousands)
Selected Statement of Operations Information:
Interest income	$2,081
Total investment income	2,081
Interest and other debt financing expense	512
Administrative service fee	45
Other expenses	(24)
Total expenses	533
Net investment income	1,548
Net change in unrealized appreciation (depreciation) on investments	(108)
Net increase in members' equity	$1,440

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$102,447	$—	$—	$—	$102,447
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization	541,480	—	—	—	541,480
SBA debentures	287,450	—	58,200	47,000	182,250
WF Credit Facility	278,954	—	—	278,954	—
MS Credit Facility II	408,452	208,452	—	200,000	—
Adviser Revolver	27,500	—	27,500	—	—
DB Credit Facility	246,997	—	—	246,997	—
SLF Credit Facility	29,543	—	29,543	—	—
GCIC SLF Credit Facility	31,655	—	31,655	—	—
Unfunded commitments(1)	151,578	151,578	—	—	—
Total contractual obligations	$2,514,256	$360,030	$146,898	$772,951	$1,234,377

(1)Unfunded commitments represent unfunded commitments to fund investments as of March 31, 2020 and includes $17.5 million of commitments on undrawn revolvers. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2020, subject to the terms of each loan’s respective credit agreement.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020, we had outstanding commitments to fund investments totaling $151.6 million.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.

•GC Advisors serves as collateral manager to the 2014 Issuer, the 2018 Issuer, and the GCIC 2018 Issuer under the 2014 Collateral Management Agreement, the 2018 Collateral Management Agreement, and the GCIC 2018 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•During the first calendar quarter of 2020, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $0.9 million, or 72,526 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2019, the Trust, purchased approximately $47.4 million, or 2,609,558 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

•On January 1, 2020, we purchased the equity interests held by RGA and Aurora in the Senior Loans Funds pursuant to the Purchase Agreement.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2020 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $66.2 million and $13.7 million as of March 31, 2020 and September 30, 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2020 and 2019, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of each of March 31, 2020 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, as do the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization and Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The DB Credit Facility has an interest rate equal to three-month LIBOR. Finally, the MS Credit Facility II, the WF Credit Facility, the SLF Credit Facility, and the GCIC SLF Credit Facility each have a floating interest rate provision primarily based on one-month LIBOR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2020 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(10,833)	$(5,092)	$(5,741)
Up 50 basis points	21,728	10,184	11,544
Up 100 basis points	43,457	20,367	23,090
Up 150 basis points	65,185	30,551	34,634
Up 200 basis points	86,914	40,735	46,179

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the DB Credit Facility, the WF Credit Facility, Adviser Revolver, the SLF Credit Facility, the GCIC SLF Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the six months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the year ended September 30, 2019 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruption in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A prolonged period of market disruption and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Events outside of our control, including public health crises, may negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. In addition to these developments having adverse consequences for us and our portfolio companies an, the operations of our investment adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of the coronavirus is difficult to predict, the extent to which the coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Fourth Amendment to Loan and Servicing Agreement, dated as of March 20, 2020, by and among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank, N.A., as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed March 26, 2020).
10.2	Fifteenth Amendment to Loan and Servicing Agreement, dated as of January 1, 2020, by and among Senior Loan Fund II as the Borrower and the Transferor, GC Advisors LLC as the Servicer, Wells Fargo Bank N.A. as the Institutional Lender, the Collateral Agent, the Account Bank, the Collateral Custodian, and the Administrative Agent.*
10.3	Seventh Amendment to Loan and Servicing Agreement, dated as of January 1, 2020, by and among GCIC Senior Loan Fund II as the Borrower and the GCIC Senior Loan Fund LLC as the Transferor and Servicer, GC Advisors LLC as the Servicer, Wells Fargo Bank N.A. as the Institutional Lender, the Collateral Agent, the Account Bank, the Collateral Custodian, and the Administrative Agent*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: May 11, 2020	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2020	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)