Form 10-Q
period 2020-06-30
GOLUB CAPITAL BDC, Inc.
filed 2020-08-10
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 7, 2020, the Registrant had 167,259,511 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2020	September 30, 2019
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,208,935	$4,156,713
Non-controlled affiliate company investments	24,783	12,575
Controlled affiliate company investments	16,652	123,644
Total investments, at fair value (amortized cost of $4,474,722 and $4,391,770, respectively)	4,250,370	4,292,932
Cash and cash equivalents	29,266	6,463
Foreign currencies (cost of $1,180 and $54, respectively)	1,173	54
Restricted cash and cash equivalents	87,584	76,370
Restricted foreign currencies (cost of $2,065 and $1,321, respectively)	2,070	1,321
Cash collateral held at broker for forward currency contracts	1,700	600
Interest receivable	18,589	16,790
Unrealized appreciation on forward currency contracts	720	—
Other assets	248	333
Total Assets	$4,391,720	$4,394,863
Liabilities
Debt	$2,008,572	$2,124,392
Less unamortized debt issuance costs	4,597	4,939
Debt less unamortized debt issuance costs	2,003,975	2,119,453
Unrealized depreciation on forward currency contracts	—	115
Interest payable	11,936	13,380
Management and incentive fees payable	17,518	12,884
Accounts payable and other liabilities	4,383	25,970
Payable for investments purchased	3,855	—
Accrued trustee fees	—	207
Total Liabilities	2,041,667	2,172,009
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2020 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 167,259,511 and 132,658,200 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	167	133
Paid in capital in excess of par	2,631,233	2,310,610
Distributable earnings (losses)	(281,347)	(87,889)
Total Net Assets	2,350,053	2,222,854
Total Liabilities and Total Net Assets	$4,391,720	$4,394,863
Number of common shares outstanding	167,259,511	132,658,200
Net asset value per common share	$14.05	$16.76

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$72,500	$41,329	$222,952	$121,481
Dividend income	—	59	180	117
Fee income	668	524	1,040	1,171
Total investment income from non-controlled/non-affiliate company investments	73,168	41,912	224,172	122,769
From non-controlled affiliate company investments:
Interest income	449	193	921	552
Total investment income from non-controlled affiliate company investments	449	193	921	552
From controlled affiliate company investments:
Interest income	(407)	—	(57)	—
Dividend income	—	—	1,905	—
Total investment income from controlled affiliate company investments	(407)	—	1,848	—
Total investment income	73,210	42,105	226,941	123,321
Expenses
Interest and other debt financing expenses	17,516	10,849	61,344	31,269
Base management fee	14,437	6,675	44,501	19,708
Incentive fee	3,081	3,529	12,832	8,578
Professional fees	1,324	727	3,308	1,981
Administrative service fee	1,613	681	4,461	2,043
General and administrative expenses	171	238	750	463
Total expenses	38,142	22,699	127,196	64,042
Net investment income	35,068	19,406	99,745	59,279
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(4,925)	(717)	(2,034)	(4,517)
Non-controlled affiliate company investments	—	—	(8,038)	—
Controlled affiliate company investments	—	—	(4,036)	—
Foreign currency transactions	1	17	15	(22)
Net realized gain (loss) on investment transactions	(4,924)	(700)	(14,093)	(4,539)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	117,431	1,036	(123,345)	237
Non-controlled affiliate company investments	(3,166)	(350)	(3,044)	(629)
Controlled affiliate company investments	(833)	—	875	1,183
Translation of assets and liabilities in foreign currencies	(1,222)	(192)	(746)	(104)
Forward currency contracts	(211)	—	835	—
Net change in unrealized appreciation (depreciation) on investment transactions	111,999	494	(125,425)	687
Net gain (loss) on investment transactions	107,075	(206)	(139,518)	(3,852)
Net increase (decrease) in net assets resulting from operations	$142,143	$19,200	$(39,773)	$55,427
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$0.93	$0.31	$(0.28)	$0.89
Dividends and distributions declared per common share	$0.29	$0.32	$1.08	$1.08
Basic and diluted weighted average common shares outstanding (Note 10)	153,184,678	62,558,079	142,753,605	62,358,520

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	59,279	59,279
Net realized gain (loss) on investment transactions	—	—	—	(4,539)	(4,539)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	687	687
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	550,454	1	9,134	—	9,135
Distributions from distributable earnings (losses)	—	—	—	(65,196)	(65,196)
Total increase (decrease) for the nine months ended June 30, 2019	550,454	1	9,134	(9,769)	(634)
Balance at June 30, 2019	60,715,908	$61	$958,681	$9,478	$968,220
Balance at March 31, 2019	60,587,403	$61	$956,508	$9,666	$966,235
Net increase in net assets resulting from operations:
Net investment income	—	—	—	19,406	19,406
Net realized gain (loss) on investment transactions	—	—	—	(700)	(700)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	494	494
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	128,505	—	2,173	—	2,173
Distributions from distributable earnings (losses)	—	—	—	(19,388)	(19,388)
Total increase (decrease) for the three months ended June 30, 2019	128,505	—	2,173	(188)	1,985
Balance at June 30, 2019	60,715,908	$61	$958,681	$9,478	$968,220
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Issuance of common stock, net of offering and underwriting costs	33,451,902	33	300,394	—	300,427
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	99,745	99,745
Net realized gain (loss) on investment transactions	—	—	—	(14,093)	(14,093)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(125,425)	(125,425)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings (losses)	—	—	—	(153,685)	(153,685)
Total increase (decrease) for the nine months ended June 30, 2020	34,601,311	34	320,623	(193,458)	127,199
Balance at June 30, 2020	167,259,511	$167	$2,631,233	$(281,347)	$2,350,053
Balance at March 31, 2020	133,807,609	$134	$2,330,839	$(374,985)	$1,955,988
Issuance of common stock, net of offering and underwriting costs	33,451,902	33	300,394	—	300,427
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	35,068	35,068
Net realized gain (loss) on investment transactions	—	—	—	(4,924)	(4,924)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	111,999	111,999
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(48,505)	(48,505)
Total increase (decrease) for the three months ended June 30, 2020	33,451,902	33	300,394	93,638	394,065
Balance at June 30, 2020	167,259,511	$167	$2,631,233	$(281,347)	$2,350,053

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(39,773)	$55,427
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	2,843	1,597
Accretion of discounts and amortization of premiums on investments	19,429	(6,624)
Accretion of discounts on issued debt securities	903	—
Net realized (gain) loss on investments	14,108	4,517
Net realized (gain) loss on foreign currency and other transactions	(15)	22
Net change in unrealized (appreciation) depreciation on investments	125,514	(791)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	746	104
Net change in unrealized (appreciation) depreciation on forward currency contracts	(835)	—
Proceeds from (fundings of) revolving loans, net	(20,385)	(2,264)
Fundings of investments	(530,197)	(456,502)
Proceeds from principal payments and sales of portfolio investments	533,598	323,495
PIK interest	(7,513)	(1,811)
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	4,944	—
Changes in operating assets and liabilities:
Interest receivable	(1,329)	16
Cash collateral held at broker for forward currency contracts	(1,100)	—
Other assets	104	(1,185)
Interest payable	(1,700)	5,345
Management and incentive fees payable	4,634	(3,108)
Payable for investments purchased	3,855	366
Accounts payable and other liabilities	(22,075)	981
Accrued trustee fees	(207)	40
Net cash (used in) provided by operating activities	85,549	(80,375)
Cash flows from financing activities
Borrowings on debt	747,404	1,200,436
Repayments of debt	(961,556)	(999,185)
Capitalized debt issuance costs	(2,501)	(3,443)
Proceeds from other short-term borrowings	64,769	29,437
Repayments on other short-term borrowings	(65,017)	(25,759)
Net proceeds from issuance of common stock (Note 11)	300,427	—
Distributions paid	(102,767)	(56,061)
Purchases of common stock under reinvestment plan	(30,688)	—
Net cash provided by (used in) financing activities	(49,929)	145,425
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	35,620	65,050
Effect of foreign currency exchange rates	265	(101)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	84,208	45,705
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$120,093	$110,654
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

	Nine months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58,658	$24,327
Distributions declared during the period	153,685	65,196
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$20,230	$9,135
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	185,101	—
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	(85,236)	—
Dissolution of existing SLF and GCIC SLF LLC equity interests	(119,077)	—
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

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$29,266	$8,158
Foreign currencies (cost of $1,180 and $124, respectively)	1,173	124
Restricted cash and cash equivalents	87,584	101,541
Restricted foreign currencies (cost of $2,065 and $827, respectively)	2,070	831
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$120,093	$110,654
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems^*#+~	One stop	L + 6.00%	(c)	7.43%	06/2021	$25,396	$25,372	1.1%	$25,397
NTS Technical Systems+~	One stop	L + 6.00%	(c)	7.43%	06/2021	4,155	4,150	0.2	4,155
NTS Technical Systems	One stop	L + 6.00%	(c)	7.43%	06/2021	1,996	1,973	0.1	1,996
Tronair Parent, Inc.^+	Senior loan	L + 4.75%	(c)	5.75%	09/2023	720	713	—	626
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	4.44%	09/2021	160	159	—	136
Whitcraft LLC^*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	64,057	64,487	2.5	58,933
Whitcraft LLC	One stop	L + 6.00%	(c)(f)	7.00%	04/2023	120	118	—	96
						96,604	96,972	3.9	91,339
Automobile
Grease Monkey International, LLC^*#+	Senior loan	L + 5.00%	(c)	6.00%	11/2022	8,694	8,764	0.4	8,694
Grease Monkey International, LLC!~	Senior loan	L + 5.00%	(c)	6.00%	11/2022	2,376	2,451	0.1	2,376
Grease Monkey International, LLC#~	Senior loan	L + 5.00%	(c)	6.00%	11/2022	1,206	1,245	0.1	1,206
Grease Monkey International, LLC+~	Senior loan	L + 5.00%	(c)	6.00%	11/2022	1,091	1,126	—	1,091
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2022	997	1,000	—	997
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.24%	11/2022	82	84	—	82
Grease Monkey International, LLC	Senior loan	L + 5.00%		N/A(6)	11/2022	—	—	—	—
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.81%	09/2025	15,670	15,399	0.7	15,356
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.64%	09/2025	79	76	—	73
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.35%	09/2025	16	15	—	14
Polk Acquisition Corp.*#	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	17,860	17,648	0.7	16,430
Polk Acquisition Corp.	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	106	102	—	96
Polk Acquisition Corp.	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	100	96	—	82
Power Stop, LLC+~	Senior loan	L + 4.75%	(a)	4.93%	10/2025	2,849	2,905	0.1	2,708
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.50%	(d)	7.50%	04/2023	13,117	13,218	0.6	13,117
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(c)(d)	7.50%	04/2023	2,367	2,348	0.1	2,367
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(d)	7.50%	04/2023	2,067	2,135	0.1	2,067
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(d)	7.50%	04/2023	1,381	1,427	0.1	1,382
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(d)	7.50%	04/2023	1,122	1,182	—	1,122
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(d)	7.50%	04/2023	80	81	—	80
						71,260	71,302	3.0	69,340
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.+(7)	One stop	L + 7.25%	(c)	8.25%	04/2021	9,983	10,015	0.4	8,485
Abita Brewing Co., L.L.C.(7)	One stop	L + 7.25%	(c)	8.33%	04/2021	40	40	—	34
BJH Holdings III Corp.+~	One stop	L + 5.75%	(c)	6.75%	08/2025	46,052	47,453	2.0	46,052
BJH Holdings III Corp.	One stop	L + 5.75%	(c)	6.75%	08/2025	200	193	—	200
Cafe Rio Holding, Inc.^#	One stop	L + 5.75%	(c)	6.82%	09/2023	18,658	18,872	0.8	17,911
Cafe Rio Holding, Inc.#	One stop	L + 5.75%	(d)	6.82%	09/2023	2,253	2,331	0.1	2,163
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)(d)	6.79%	09/2023	2,002	2,000	0.1	1,922
Cafe Rio Holding, Inc.*#	One stop	L + 5.75%	(d)	6.82%	09/2023	1,430	1,480	0.1	1,373
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Cafe Rio Holding, Inc.#	One stop	L + 5.75%	(d)	6.82%	09/2023	$1,263	$1,306	0.1%	$1,212
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(d)	6.82%	09/2023	181	181	—	175
Cafe Rio Holding, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2023	—	—	—	(10)
Fintech Midco, LLC*#!	One stop	L + 5.00%	(d)	6.08%	08/2024	24,474	24,841	1.0	23,496
Fintech Midco, LLC#	One stop	L + 5.00%	(d)	6.08%	08/2024	1,133	1,173	0.1	1,088
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	(8)
Flavor Producers, LLC#~	Senior loan	L + 4.75%	(c)	5.75%	12/2023	4,994	4,877	0.2	4,594
Flavor Producers, LLC	Senior loan	L + 4.75%	(d)	5.81%	12/2022	16	10	—	12
FWR Holding Corporation^#	One stop	L + 5.50%	(c)	6.50%	08/2023	10,394	10,374	0.4	9,564
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.50%	08/2023	1,818	1,881	0.1	1,672
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.50%	08/2023	1,149	1,189	0.1	1,057
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.50%	08/2023	364	374	—	335
FWR Holding Corporation	One stop	L + 5.50%	(c)	6.50%	08/2023	274	273	—	252
FWR Holding Corporation#	One stop	L + 5.50%	(c)	6.50%	08/2023	272	280	—	250
FWR Holding Corporation	One stop	L + 5.50%	(c)(d)	6.50%	08/2023	131	130	—	121
FWR Holding Corporation	One stop	L + 5.50%	(c)(f)	7.10%	08/2023	70	69	—	60
FWR Holding Corporation	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Global ID Corporation*#+~	One stop	L + 6.50%	(c)	7.57%	11/2021	14,287	14,418	0.6	14,287
Global ID Corporation*#	One stop	L + 6.50%	(c)	7.57%	11/2021	815	836	—	815
Global ID Corporation#	One stop	L + 6.50%	(c)	7.57%	11/2021	712	731	—	712
Global ID Corporation#	One stop	L + 6.50%	(c)	7.57%	11/2021	489	502	—	489
Global ID Corporation	One stop	L + 6.50%	(c)	7.50%	11/2021	60	60	—	60
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	806	832	—	806
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	634	654	—	634
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	622	619	—	622
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	307	305	—	307
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	306	304	—	306
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	150	150	—	150
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	92	91	—	92
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(2)	—	—
Mid-America Pet Food, L.L.C.^*#	One stop	L + 5.50%	(b)	6.50%	12/2021	22,176	22,495	1.0	22,176
Mid-America Pet Food, L.L.C.	One stop	L + 5.50%	(c)	6.93%	12/2021	76	75	—	76
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(d)	5.33%	09/2023	4,589	4,578	0.2	4,498
NBC Intermediate, LLC#	Senior loan	L + 4.25%	(a)(d)	5.29%	09/2023	2,347	2,377	0.1	2,300
NBC Intermediate, LLC*#	Senior loan	L + 4.25%	(d)	5.33%	09/2023	2,309	2,339	0.1	2,262
NBC Intermediate, LLC#	Senior loan	L + 4.25%	(d)	5.33%	09/2023	667	661	—	653
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2021	16,066	16,216	0.7	16,066
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	538	550	—	538
Purfoods, LLC^*	One stop	L + 5.50%	(a)	6.50%	05/2021	389	397	—	389
Purfoods, LLC*~	One stop	L + 5.50%	(a)	6.50%	05/2021	293	299	—	293
Purfoods, LLC*~	One stop	L + 5.50%	(a)	6.50%	05/2021	293	299	—	293
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	292	298	—	292
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	$257	$262	—%	$257
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	253	254	—	253
Purfoods, LLC	One stop	L + 5.50%	(a)	6.50%	05/2021	150	151	—	150
Purfoods, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2021	148	151	—	148
Purfoods, LLC	One stop	L + 5.50%	(a)	6.50%	05/2021	139	138	—	139
Purfoods, LLC	One stop	L + 5.50%	(a)	6.50%	05/2021	50	50	—	50
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	46	47	—	46
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(a)	6.50%	05/2021	20	20	—	20
Purfoods, LLC	One stop	L + 5.50%		N/A(6)	05/2021	—	—	—	—
Rubio's Restaurants, Inc.^*#(7)	Senior loan	L + 11.50%	(c)	8.77% cash/4.00% PIK	04/2021	17,898	17,779	0.4	9,348
Rubio's Restaurants, Inc.(7)	Senior loan	L + 11.50%	(a)	8.75% cash/4.00% PIK	04/2021	162	159	—	82
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.32%	11/2025	920	904	—	847
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.29%	11/2025	75	74	—	69
Velvet Taco Holdings, Inc.~	One stop	L + 7.00%	(c)	8.00%	03/2026	1,774	1,757	0.1	1,667
Velvet Taco Holdings, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	(2)
Velvet Taco Holdings, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(1)	—	—
Wood Fired Holding Corp.*#	One stop	L + 7.75%	(c)	6.86% cash/2.00% PIK	12/2023	14,073	14,296	0.5	10,976
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.95% cash/2.00% PIK	12/2023	697	697	—	544
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.98% cash/2.00% PIK	12/2023	198	197	—	154
						233,458	236,492	9.2	216,006
Buildings and Real Estate
Brooks Equipment Company, LLC^*#+	One stop	L + 5.00%	(c)	6.00%	05/2021	26,225	26,138	1.1	26,225
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2021	—	(14)	—	—
Groundworks LLC+	Senior loan	L + 5.50%	(c)	6.50%	01/2026	4,721	4,667	0.2	4,721
Groundworks LLC	Senior loan	L + 5.50%	(c)	6.50%	01/2026	84	83	—	84
Groundworks LLC	Senior loan	L + 5.50%	(c)(d)	6.54%	01/2026	7	7	—	7
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	4,202	4,202	0.2	4,076
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	1,068	1,104	0.1	1,024
Jensen Hughes, Inc.#+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	915	931	—	889
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	440	455	—	427
Jensen Hughes, Inc.#+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	281	284	—	272
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	219	219	—	212
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	117	117	—	113
MRI Software LLC~	One stop	L + 5.50%	(c)	6.54%	02/2026	14,559	14,425	0.6	14,268
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	(5)
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	(3)
						52,838	52,614	2.2	52,310
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals, Plastics and Rubber
Flexan, LLC	One stop	L + 5.25%	(c)	6.25%	02/2021	$8,473	$8,460	0.4%	$8,473
Flexan, LLC*#	One stop	L + 5.25%	(c)	6.25%	02/2021	3,281	3,277	0.1	3,281
Flexan, LLC	One stop	L + 5.25%	(c)	6.25%	02/2021	2,353	2,350	0.1	2,353
Flexan, LLC^#	One stop	L + 5.25%	(c)	6.25%	02/2021	1,543	1,542	0.1	1,543
Flexan, LLC	One stop	L + 5.25%	(a)	6.25%	02/2021	526	524	—	526
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.43%	07/2024	12,735	12,862	0.5	11,802
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(b)	6.94%	07/2024	1,935	1,922	0.1	1,793
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.08%	07/2024	80	80	—	64
Inhance Technologies Holdings LLC	One stop	L + 6.00%		N/A(6)	07/2024	—	30	—	—
						30,926	31,047	1.3	29,835
Containers, Packaging and Glass
AmerCareRoyal LLC+(8)(9)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	845	837	0.1	811
AmerCareRoyal LLC+(8)(9)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	153	151	—	147
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	1,590	1,576	0.1	1,590
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	634	628	—	634
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	609	603	—	609
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	20	20	—	20
						3,851	3,815	0.2	3,811
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc. *+~	Senior loan	L + 4.50%	(c)(f)	4.81%	04/2026	15,570	15,853	0.6	14,792
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	04/2024	—	(1)	—	(12)
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	21	—	(24)
Chase Industries, Inc.+~	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	12,059	12,186	0.4	9,631
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	985	1,022	—	787
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2023	354	358	—	282
Inventus Power, Inc.^*+	One stop	L + 6.00%	(a)	7.00%	04/2021	14,400	13,875	0.6	14,400
Inventus Power, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2021	—	(23)	—	—
Madison Safety & Flow LLC+	Senior loan	L + 4.50%	(a)	4.68%	03/2025	500	499	—	490
Madison Safety & Flow LLC	Senior loan	L + 4.50%	(a)	N/A(6)	03/2025	—	—	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc+~	Senior loan	L + 4.00%	(a)	4.18%	07/2025	23,699	23,934	1.0	23,224
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%	(c)	4.82%	07/2023	36	36	—	34
PetroChoice Holdings, Inc.^#	Senior loan	L + 5.00%	(c)	6.00%	08/2022	3,284	3,292	0.1	3,153
Protective Industrial Products, Inc.+	Senior loan	L + 4.50%	(c)	5.19%	01/2024	995	986	—	995
Reladyne, Inc.^*#	Senior loan	L + 5.00%	(d)	6.09%	07/2022	32,949	33,199	1.4	31,961
Reladyne, Inc.~	Senior loan	L + 5.00%	(d)	6.09%	07/2022	3,491	3,558	0.1	3,387
Reladyne, Inc.^#	Senior loan	L + 5.00%	(d)	6.09%	07/2022	1,890	1,926	0.1	1,834
Reladyne, Inc.	Senior loan	L + 5.00%	(d)	6.09%	07/2022	1,724	1,777	0.1	1,672
Reladyne, Inc.#~	Senior loan	L + 5.00%	(d)	6.09%	07/2022	1,629	1,660	0.1	1,580
Reladyne, Inc.#	Senior loan	L + 5.00%	(d)	6.09%	07/2022	1,550	1,597	0.1	1,503
Reladyne, Inc.#~	Senior loan	L + 5.00%	(d)	6.09%	07/2022	743	756	—	721
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	15,604	15,754	0.6	14,823
Togetherwork Holdings, LLC+~	One stop	L + 5.75%	(a)	6.75%	03/2025	1,808	1,874	0.1	1,717
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,755	1,816	0.1	1,667
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	$1,711	$1,772	0.1%	$1,625
Togetherwork Holdings, LLC+~	One stop	L + 5.75%	(a)	6.75%	03/2025	1,652	1,686	0.1	1,570
Togetherwork Holdings, LLC*+	One stop	L + 5.75%	(a)	6.75%	03/2025	1,593	1,650	0.1	1,513
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,485	1,536	0.1	1,410
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	1,215	1,235	—	1,155
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	670	693	—	636
Togetherwork Holdings, LLC+	One stop	L + 5.75%	(a)	6.75%	03/2025	448	444	—	426
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2024	300	298	—	286
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	64	67	—	61
Togetherwork Holdings, LLC~	One stop	L + 5.75%	(a)	6.75%	03/2025	59	62	—	57
						144,222	145,398	5.8	137,356
Diversified/Conglomerate Service
3ES Innovation, Inc.+~(8)(12)	One stop	L + 5.75%	(c)	7.48%	05/2025	13,796	14,053	0.6	13,105
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(10)
Accela, Inc.*#	One stop	L + 4.90%	(a)	4.25% cash/1.65% PIK	09/2023	4,461	4,461	0.2	4,326
Accela, Inc.(5)	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	(4)
Acquia, Inc.!~	One stop	L + 7.00%	(c)	8.00%	10/2025	7,118	7,055	0.3	7,118
Acquia, Inc.	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Agility Recovery Solutions Inc.^*#	One stop	L + 6.00%	(c)	7.00%	03/2023	22,443	22,578	0.9	21,995
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(c)	7.00%	03/2023	902	898	—	882
Apptio, Inc. !~	One stop	L + 7.25%	(d)	8.25%	01/2025	57,009	57,763	2.4	57,009
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(1)	—	—
Arch Global CCT Holdings Corp.#+~	Senior loan	L + 4.75%	(c)	5.82%	04/2026	4,154	4,191	0.2	3,822
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	(6)
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(7)
Astute Holdings, Inc. !	One stop	L + 6.00%	(c)	7.07%	04/2025	10,853	11,024	0.5	10,853
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(1)	—	—
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	—
Aurora Lux Finco S.A.R.L.!(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	998	974	—	898
AutoQuotes, LLC!	One stop	L + 5.75%	(c)	6.75%	11/2024	9,888	10,031	0.4	9,690
AutoQuotes, LLC	One stop	L + 5.75%	(c)	6.75%	11/2024	100	100	—	98
Axiom Merger Sub Inc.!~	One stop	L + 5.25%	(c)	6.36%	04/2026	5,861	5,917	0.3	5,861
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,416	2,439	0.1	2,408
Axiom Merger Sub Inc.	One stop	L + 5.25%	(c)	6.25%	04/2026	30	29	—	30
Bazaarvoice, Inc.*#+~	One stop	L + 5.75%	(a)(c)	6.79%	02/2024	48,249	49,050	2.1	48,249
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	6.75%	02/2024	400	397	—	400
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	4.56%	07/2026	2,935	2,959	0.1	2,935
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	4.56%	07/2026	310	307	—	310
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	4.56%	07/2026	165	166	—	165
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.#+~	One stop	L + 5.50%	(d)	6.57%	10/2025	67,472	66,594	2.8	66,123
Bullhorn, Inc.(8)(9)	One stop	L + 6.00%	(d)	6.70%	10/2025	12,039	11,881	0.5	11,902
Bullhorn, Inc.(8)(9)	One stop	L + 5.75%	(d)	5.75%	10/2025	4,834	4,771	0.2	4,818
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Bullhorn, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2025	$239	$236	—%	$234
Bullhorn, Inc.	One stop	L + 5.50%	(d)	6.57%	10/2025	78	77	—	77
Bullhorn, Inc.	One stop	L + 0.00%	(d)	6.57%	10/2025	59	55	—	52
Calabrio, Inc. !~	One stop	L + 6.50%	(c)	7.50%	06/2025	24,880	24,895	1.1	24,880
Calabrio, Inc.	One stop	L + 6.50%	(a)	7.50%	06/2025	72	72	—	72
Centrify Corporation*#	One stop	L + 8.25%	(c)	9.33%	08/2024	23,299	23,339	1.0	22,367
Centrify Corporation	One stop	P + 7.25%	(f)	10.50%	08/2024	200	202	—	192
Clearwater Analytics, LLC^*#	One stop	L + 5.50%	(d)	7.09%	09/2022	16,458	16,454	0.7	16,458
Clearwater Analytics, LLC*	One stop	L + 5.50%	(d)	6.50%	09/2022	6,056	6,090	0.3	6,056
Clearwater Analytics, LLC+	One stop	L + 5.50%	(d)	6.50%	09/2022	992	976	—	992
Clearwater Analytics, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(3)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	4,209	4,246	0.2	4,188
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	2,771	2,681	0.1	2,758
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	1,468	1,484	0.1	1,460
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.+~	One stop	L + 5.75%	(a)	6.75%	03/2024	45,117	44,865	1.9	44,666
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	69	68	—	66
Connexin Software, Inc.!~	One stop	L + 8.50%	(a)	9.50%	02/2024	7,550	7,621	0.3	7,550
Connexin Software, Inc.	One stop	L + 8.50%	(a)	9.50%	02/2024	20	20	—	20
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	2,776	2,701	0.1	2,810
Convercent, Inc.	Subordinated debt	N/A		4.00%	11/2020	138	138	—	164
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	20	20	—	20
Convercent, Inc.	One stop	L + 6.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation^*#	One stop	L + 4.75%	(c)	5.75%	09/2023	22,002	22,260	0.9	22,002
Daxko Acquisition Corporation	One stop	L + 4.75%	(a)(c)	5.75%	09/2023	68	68	—	68
Digital Guardian, Inc.!	One stop	L + 9.50%	(c)	7.93% cash/3.00% PIK	06/2023	8,666	8,973	0.4	8,963
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	9	7	—	9
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	2
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.00%	(c)	5.26%	06/2022	9,840	9,927	0.4	8,758
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(c)	5.00%	06/2022	1,448	1,448	0.1	1,289
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	3	—	(38)
E2open, LLC*#+!~	One stop	L + 5.75%	(c)	6.75%	11/2024	86,120	87,042	3.6	84,398
E2open, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(5)	—	(10)
EGD Security Systems, LLC^*#	One stop	L + 5.75%	(c)	7.10%	06/2023	30,092	30,486	1.3	30,092
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	6.99%	06/2023	1,258	1,257	0.1	1,258
EGD Security Systems, LLC#	One stop	L + 5.75%	(c)	7.10%	06/2023	644	665	—	644
EGD Security Systems, LLC#	One stop	L + 5.75%	(c)	7.10%	06/2023	575	571	—	575
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(1)	—	—
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	916	898	—	824
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	30	29	—	27
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	18	18	—	16
GS Acquisitionco, Inc.*#+!~	One stop	L + 5.75%	(c)	6.83%	05/2024	54,184	54,603	2.3	54,184
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(c)	6.83%	05/2024	12,788	13,110	0.5	12,788
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.83%	05/2024	$3,294	$3,378	0.1%	$3,294
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(c)	6.83%	05/2024	3,040	3,118	0.1	3,040
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.83%	05/2024	1,904	1,952	0.1	1,904
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.83%	05/2024	90	88	—	90
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)(d)	6.85%	05/2024	75	75	—	75
GS Acquisitionco, Inc.	One stop	L + 5.75%		N/A(6)	05/2024	—	—	—	—
HealthcareSource HR, Inc.*#	One stop	L + 6.25%	(c)	7.25%	05/2023	33,830	33,862	1.4	33,830
HealthcareSource HR, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(2)	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	2,000	1,957	0.1	1,955
HealthEdge Software, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	(1)
HealthEdge Software, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(2)	—	(3)
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(a)	6.75%	08/2026	6,330	6,289	0.3	6,202
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	08/2026	311	305	—	297
HSI Halo Acquisition, Inc.	One stop	P + 4.75%	(f)	8.00%	09/2025	64	63	—	62
Hydraulic Authority III Limited~(8)(9)(10)	One stop	L + 6.00%	(i)(j)(k)	7.00%	11/2025	12,308	12,526	0.5	11,878
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	198	202	—	196
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(d)	7.00%	11/2025	59	59	—	60
ICIMS, Inc.!~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,560	0.6	14,355
ICIMS, Inc.!~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,500	4,580	0.2	4,500
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.*#+~	Senior loan	L + 4.00%	(c)	5.00%	10/2023	9,237	9,435	0.4	9,237
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infinisource, Inc.+~	One stop	L + 4.50%	(c)	5.50%	10/2026	29,254	28,811	1.2	28,377
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	111	110	—	108
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(2)	—	(5)
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(3)	—	(9)
Infogix, Inc.*#	One stop	L + 7.00%	(c)	8.00%	04/2024	7,197	7,336	0.3	7,052
Infogix, Inc.*+	One stop	L + 7.00%	(c)	7.30%	04/2024	1,110	1,128	—	1,088
Infogix, Inc.	One stop	L + 7.00%	(c)	8.00%	04/2024	90	91	—	88
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	19,895	20,102	0.8	18,901
Property Brands, Inc.+~	One stop	L + 5.75%	(c)	6.75%	01/2024	13,702	13,576	0.6	13,016
Property Brands, Inc.*#	One stop	L + 5.75%	(c)	6.75%	01/2024	6,669	6,787	0.3	6,336
Property Brands, Inc.^~	One stop	L + 5.75%	(c)	6.75%	01/2024	3,251	3,364	0.1	3,088
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	1,428	1,475	0.1	1,356
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	1,209	1,249	0.1	1,148
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	1,191	1,233	—	1,132
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	955	948	—	907
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	502	520	—	478
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	200	199	—	190
Property Brands, Inc.(5)	One stop	L + 5.75%		N/A(6)	01/2024	—	(2)	—	(175)
Integral Ad Science, Inc.!~	One stop	L + 7.25%	(c)	7.00% cash/1.25% PIK	07/2024	15,832	16,031	0.7	15,515
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(6)
Integration Appliance, Inc.^*!~	One stop	L + 7.25%	(c)	9.43%	08/2023	68,335	69,184	2.9	68,335
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	8.25%	08/2023	$973	$969	—%	$973
Internet Truckstop Group LLC*#!	One stop	L + 5.50%	(c)	6.50%	04/2025	22,644	23,254	0.9	22,192
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	(6)
Invoice Cloud, Inc.!	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	6,467	6,508	0.3	6,337
Invoice Cloud, Inc.	One stop	L + 7.75%	(c)	4.25% cash/3.25% PIK	02/2024	2,168	2,167	0.1	2,120
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(2)
JAMF Holdings, Inc.!~	One stop	L + 7.00%	(c)	8.00%	11/2022	13,559	13,746	0.6	13,559
JAMF Holdings, Inc.	One stop	L + 7.00%		N/A(6)	11/2022	—	—	—	—
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,403	0.4	10,358
Kareo, Inc.!	One stop	L + 9.00%	(a)	10.00%	06/2022	941	957	—	949
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	753	767	—	759
Kareo, Inc.	One stop	P + 8.00%	(f)	11.25%	06/2022	80	80	—	80
Kaseya Traverse Inc!~	One stop	L + 7.00%	(c)	5.09% cash/3.00% PIK	05/2025	35,799	36,814	1.5	35,799
Kaseya Traverse Inc	One stop	L + 7.00%	(d)	5.09% cash/3.00% PIK	05/2025	505	523	—	505
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	7.50%	05/2025	181	180	—	177
Kaseya Traverse Inc(5)	One stop	L + 4.00%		N/A(6)	05/2025	—	(1)	—	—
Learn-it Systems, LLC!	Senior loan	L + 4.50%	(c)	5.00%	03/2025	2,547	2,603	0.1	2,445
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.31%	03/2025	345	344	—	331
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	—	—	(2)
Litera Bidco LLC+~	One stop	L + 5.25%	(c)	6.25%	05/2026	3,695	3,720	0.2	3,695
Litera Bidco LLC	One stop	L + 5.25%	(c)	6.25%	05/2026	704	729	—	704
Litera Bidco LLC	One stop	L + 5.25%	(c)	6.25%	05/2026	704	730	—	704
Litera Bidco LLC	One stop	L + 5.25%	(c)	6.25%	05/2025	60	60	—	60
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(c)	7.25%	04/2023	39,565	39,806	1.7	39,565
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	7.25%	04/2023	3,191	3,250	0.1	3,191
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.32%	04/2023	202	199	—	202
MetricStream, Inc.!	One stop	L + 7.00%	(c)	9.00%	05/2024	9,131	9,215	0.4	9,196
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	2
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	10	—	14
Mindbody, Inc.!~	One stop	L + 9.50%	(c)	9.00% cash/1.50% PIK	02/2025	48,407	49,239	1.9	45,503
Mindbody, Inc.	One stop	L + 8.00%	(c)	9.07%	02/2025	238	237	—	224
Ministry Brands, LLC+	Senior loan	L + 4.00%	(c)	5.00%	12/2022	1,449	1,468	0.1	1,362
Ministry Brands, LLC+	Senior loan	L + 4.00%	(c)	5.00%	12/2022	829	840	—	780
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	5.00%	12/2022	378	390	—	355
MSHC, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	12/2024	344	341	—	337
MSHC, Inc.	Senior loan	L + 4.25%	(c)	5.25%	12/2024	9	9	—	8
Namely, Inc.!~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,569	3,605	0.2	3,497
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,026	2,012	0.1	1,958
Namely, Inc.	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	70	70	—	68
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(c)	6.57%	12/2023	8,576	8,685	0.4	8,576
Net Health Acquisition Corp.+~	One stop	L + 5.50%	(c)	6.57%	12/2023	6,862	6,990	0.3	6,862
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(c)	6.57%	12/2023	1,198	1,214	0.1	1,198
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2021	$—	$(2)	—%	$(8)
Nextech Holdings, LLC+~	One stop	L + 5.50%	(a)	5.68%	06/2025	4,022	4,091	0.2	3,780
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	5.68%	06/2025	500	497	—	464
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(20)	—	(141)
Nexus Brands Group, Inc.*#	One stop	L + 6.00%	(c)	7.00%	11/2023	9,402	9,502	0.4	8,650
Nexus Brands Group, Inc.+~(8)(9)	One stop	L + 6.00%	(i)(k)	7.00%	11/2023	7,163	7,290	0.3	6,504
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	1,991	2,061	0.1	1,832
Nexus Brands Group, Inc.#~	One stop	L + 6.00%	(c)	7.00%	11/2023	1,441	1,491	0.1	1,326
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	767	761	—	706
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(d)	7.04%	11/2023	60	61	—	44
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(6)	—	(6)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH!	One stop	P + 6.75%	(f)	8.25% cash/1.75% PIK	10/2024	2,130	2,110	0.1	2,237
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	4
PCS Intermediate II Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	01/2026	14,529	14,394	0.6	14,239
PCS Intermediate II Holdings, LLC	One stop	L + 5.50%	(d)	6.68%	01/2026	27	26	—	25
Personify, Inc.*+	One stop	L + 5.75%	(c)	6.75%	09/2024	15,496	15,767	0.6	14,876
Personify, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2024	80	80	—	74
PlanSource Holdings, Inc. !~	One stop	L + 6.25%	(d)	7.95%	04/2025	11,416	11,549	0.5	11,416
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC+~	One stop	L + 5.25%	(c)	6.25%	05/2026	11,525	11,745	0.5	11,525
Project Power Buyer, LLC(5)	One stop	L + 5.25%		N/A(6)	05/2025	—	(1)	—	—
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(c)	6.50%	10/2025	29,850	29,440	1.2	27,462
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(c)	6.00%	06/2025	15,316	15,335	0.7	15,316
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(c)	6.00%	06/2025	995	986	—	995
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(c)	6.00%	06/2025	200	198	—	200
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	745	737	—	715
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	41	40	—	38
Recordxtechnologies, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(2)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,445	11,442	0.5	10,530
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(a)(f)	5.72%	12/2024	236	235	—	214
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(5)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	5,896	5,825	0.3	5,896
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	60	60	—	60
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.!	One stop	L + 6.75%	(d)	7.75%	12/2025	850	842	—	850
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(3)	—	—
Caliper Software, Inc.#!~	One stop	L + 5.50%	(c)	6.57%	11/2025	28,004	28,468	1.1	26,884
Caliper Software, Inc.	One stop	L + 5.50%	(c)	5.81%	11/2023	350	353	—	336
Telesoft Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	12/2025	907	888	—	907
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Telesoft Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	12/2025	$—	$(2)	—%	$—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(c)	4.81%	12/2024	3,526	3,587	0.1	3,385
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.68%	12/2024	42	42	—	40
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	4.93%	04/2026	3,087	3,131	0.1	2,809
Transaction Data Systems, Inc.*#+!~	One stop	L + 5.25%	(c)	6.25%	06/2021	83,689	84,778	3.6	83,689
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	6.25%	06/2021	300	302	—	300
Trintech, Inc.^*#	One stop	L + 6.00%	(c)	7.00%	12/2023	22,417	22,781	1.0	22,417
Trintech, Inc.^#!	One stop	L + 6.00%	(c)	7.00%	12/2023	9,294	9,494	0.4	9,294
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	300	301	—	300
True Commerce, Inc.^*#~	One stop	L + 5.75%	(c)	6.75%	11/2023	14,597	14,882	0.6	14,598
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	6.75%	11/2023	2,582	2,679	0.1	2,576
True Commerce, Inc.#	One stop	L + 5.75%	(c)	6.75%	11/2023	912	946	—	912
True Commerce, Inc.	One stop	L + 5.75%	(c)	6.75%	11/2023	150	149	—	150
Upserve, Inc.!~	One stop	L + 8.00%	(e)	9.00%	07/2023	6,141	6,198	0.3	5,834
Upserve, Inc.	One stop	L + 8.00%	(e)	9.00%	07/2023	1,451	1,500	0.1	1,379
Upserve, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	(4)
Vector CS Midco Limited & Cloudsense Ltd.!~(8)(9)(10)	One stop	L + 7.25%	(c)	5.30% cash/2.75% PIK	05/2024	7,796	7,921	0.3	7,208
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	L + 7.25%	(c)	5.30% cash/2.75% PIK	05/2024	116	116	—	118
Velocity Technology Solutions, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2023	18,323	18,625	0.8	18,324
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(d)	7.45%	12/2023	100	99	—	100
Vendavo, Inc.*!~	One stop	L + 6.50%	(c)	7.50%	10/2022	35,458	35,415	1.5	35,458
Vendavo, Inc.	One stop	P + 5.25%	(f)	8.50%	10/2022	1,579	1,576	0.1	1,579
Verisys Corporation*#	One stop	L + 7.75%	(c)	8.75%	01/2023	8,489	8,629	0.4	8,235
Verisys Corporation	One stop	L + 7.75%	(c)	8.75%	01/2023	40	39	—	38
Workforce Software, LLC!~	One stop	L + 6.50%	(c)	7.50%	07/2025	27,127	27,863	1.2	27,127
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						1,555,490	1,569,214	65.1	1,530,244
Ecological
Pace Analytical Services, LLC*#!	One stop	L + 5.25%	(c)	6.25%	09/2022	29,716	30,047	1.3	29,717
Pace Analytical Services, LLC^#	One stop	L + 5.25%	(c)	6.25%	09/2022	2,763	2,799	0.1	2,763
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(c)	6.25%	09/2022	1,656	1,706	0.1	1,656
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(c)	6.25%	09/2022	1,523	1,546	0.1	1,523
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(c)	6.25%	09/2022	1,267	1,279	0.1	1,267
Pace Analytical Services, LLC^#	One stop	L + 5.25%	(c)	6.25%	09/2022	1,225	1,262	0.1	1,225
Pace Analytical Services, LLC	One stop	L + 5.25%	(c)	6.25%	09/2022	995	979	—	995
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(c)	6.25%	09/2022	678	688	—	678
Pace Analytical Services, LLC*#	One stop	L + 5.25%	(c)	6.25%	09/2022	561	578	—	561
Pace Analytical Services, LLC*	One stop	L + 5.25%	(c)	6.25%	09/2022	188	194	—	188
Pace Analytical Services, LLC	One stop	L + 5.25%	(c)	6.60%	09/2022	98	98	—	98
WRE Holding Corp.*#	Senior loan	L + 5.00%	(b)(c)	6.00%	01/2023	2,282	2,322	0.1	2,236
WRE Holding Corp.~	Senior loan	L + 5.00%	(b)(c)	6.00%	01/2023	942	974	—	923
WRE Holding Corp.	Senior loan	L + 5.00%	(b)(c)	6.00%	01/2023	311	322	—	306
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ecological - (continued)
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)	6.00%	01/2023	$54	$54	—%	$52
						44,259	44,848	1.9	44,188
Electronics
Appriss Holdings, Inc.#+~	One stop	L + 5.50%	(a)(c)(d)	5.86%	06/2026	25,032	25,768	1.1	24,532
Appriss Holdings, Inc.	One stop	L + 5.50%	(a)	5.68%	06/2025	201	197	—	193
Diligent Corporation*#+!	One stop	L + 5.50%	(d)	6.57%	04/2022	35,533	36,493	1.5	35,533
Diligent Corporation*~	One stop	L + 5.50%	(d)	6.57%	04/2022	25,671	25,532	1.1	25,671
Diligent Corporation#~	One stop	L + 5.50%	(c)	6.95%	04/2022	12,443	12,656	0.5	12,443
Diligent Corporation^*#	One stop	L + 5.50%	(d)	6.95%	04/2022	11,222	11,480	0.5	11,222
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.54%	04/2022	1,260	1,259	0.1	1,260
Diligent Corporation	One stop	L + 5.50%	(c)(d)	6.50%	04/2022	485	499	—	485
Diligent Corporation	One stop	L + 5.50%	(d)	6.50%	04/2022	285	287	—	285
Diligent Corporation~	One stop	L + 5.50%	(d)	6.57%	04/2022	100	100	—	100
Diligent Corporation~	One stop	L + 5.50%	(d)	6.57%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(c)(d)	6.50%	04/2022	39	38	—	39
Diligent Corporation~	One stop	L + 5.50%	(d)	6.57%	04/2022	35	35	—	35
Diligent Corporation	One stop	L + 5.50%		N/A(6)	04/2022	—	19	—	—
Episerver, Inc.!~(8)(9)	One stop	E + 6.00%	(c)(d)	6.00%	10/2024	20,593	20,923	0.8	19,774
Episerver, Inc.#~	One stop	L + 5.75%	(c)(d)	6.75%	10/2024	12,216	12,416	0.5	11,850
Episerver, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	(12)
ES Acquisition LLC	One stop	L + 5.00%	(c)	6.00%	11/2025	663	651	—	655
ES Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	90	87	—	91
ES Acquisition LLC	One stop	L + 5.00%	(c)	6.04%	11/2025	58	57	—	57
ES Acquisition, LLC	One stop	L + 5.00%	(b)	6.22%	11/2025	47	46	—	46
ES Acquisition LLC	One stop	L + 5.00%	(d)	6.07%	11/2025	36	36	—	36
ES Acquisition LLC(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(1)	—	(2)
Gamma Technologies, LLC^*#!	One stop	L + 4.75%	(a)	5.75%	06/2024	47,092	47,433	2.0	46,620
Gamma Technologies, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2024	—	(1)	—	(2)
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.32%	11/2025	754	745	—	724
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(a)	5.25%	11/2025	111	110	—	107
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(5)
Silver Peak Systems, Inc. !	One stop	L + 7.00%	(a)	9.00%	04/2024	5,998	6,015	0.3	6,063
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	2
Sovos Compliance*+	One stop	L + 4.75%	(a)	5.75%	04/2024	19,614	20,194	0.8	19,614
Sovos Compliance!	Second lien	N/A		12.00% PIK	04/2025	9,675	9,927	0.4	9,675
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,903	1,960	0.1	1,903
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	1,308	1,349	0.1	1,308
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	768	791	—	768
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	198	196	—	198
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	85	83	—	85
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	9.06%	10/2021	9,435	9,394	0.4	9,435
						243,030	246,850	10.2	240,868
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Finance
Institutional Shareholder Services*!	Senior loan	L + 4.50%	(d)	5.57%	03/2026	$18,823	$19,226	0.8%	$18,446
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)(d)	5.32%	03/2024	150	147	—	142
						18,973	19,373	0.8	18,588
Grocery
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	3,812	3,688	0.2	3,660
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	3,082	2,982	0.1	2,960
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	506	490	—	486
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	378	367	—	362
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.25%	(a)	6.25%	04/2021	256	255	—	246
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	189	182	—	180
						8,223	7,964	0.3	7,894
Healthcare, Education and Childcare
ACP Ulysses Buyer, Inc.+!	Senior loan	L + 5.00%	(d)	6.07%	02/2026	13,244	13,118	0.6	13,244
Active Day, Inc.#	One stop	L + 6.50%	(c)(d)	7.57%	12/2021	24,632	24,861	0.9	20,936
Active Day, Inc.^#	One stop	L + 6.50%	(c)(d)	7.57%	12/2021	1,901	1,921	0.1	1,616
Active Day, Inc.*#	One stop	L + 6.50%	(c)(d)	7.57%	12/2021	1,225	1,239	0.1	1,041
Active Day, Inc.	One stop	L + 6.50%	(c)(d)	7.57%	12/2021	976	1,001	—	829
Active Day, Inc.	One stop	L + 6.50%	(d)	7.57%	12/2021	861	856	—	732
Active Day, Inc.*#	One stop	L + 6.50%	(c)(d)	7.57%	12/2021	846	856	—	720
Active Day, Inc.	One stop	L + 6.50%	(d)	7.57%	44531	102	102	—	86
Active Day, Inc.	One stop	L + 6.50%	(d)	N/A(6)	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	7,131	7,166	0.3	6,989
Acuity Eyecare Holdings, LLC#	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	5,990	6,064	0.3	5,871
Acuity Eyecare Holdings, LLC~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	5,602	5,715	0.2	5,489
Acuity Eyecare Holdings, LLC^~	One stop	L + 6.25%	(c)	7.25%	03/2024	3,268	3,377	0.1	3,202
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	791	815	—	775
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	197	188	—	189
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	149	148	—	147
ADCS Clinics Intermediate Holdings, LLC*#!	One stop	L + 5.75%	(d)	6.82%	05/2022	41,983	42,460	1.7	40,722
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(d)	6.82%	05/2022	210	213	—	204
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(d)	6.75%	05/2022	200	199	—	194
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(d)	6.82%	05/2022	162	165	—	158
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(d)	6.82%	05/2022	62	63	—	60
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2020	11,433	6,860	0.1	1,770
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	9.75%	07/2020	4,082	7	—	—
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2020	940	569	—	154
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2020	782	469	—	121
Agilitas USA, Inc.*#	One stop	L + 5.50%	(c)	6.95%	04/2022	10,127	10,161	0.4	9,621
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	6.95%	04/2022	100	100	—	96
Apothecary Products, LLC+	Senior loan	L + 4.50%	(c)	6.28%	07/2023	2,904	3,018	0.1	2,788
Apothecary Products, LLC	Senior loan	L + 4.50%	(c)	5.50%	07/2023	208	208	—	177
Aspen Medical Products, LLC+~	One stop	L + 5.25%	(c)	6.45%	06/2025	4,543	4,615	0.2	4,316
Aspen Medical Products, LLC	One stop	L + 5.25%	(c)	6.25%	06/2025	17	16	—	16
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Belmont Instrument, LLC+	Senior loan	L + 4.75%	(d)	5.82%	12/2023	$5,270	$5,223	0.2%	$5,217
BIO18 Borrower, LLC!	One stop	L + 5.25%	(c)	6.25%	11/2024	11,103	11,141	0.5	11,103
BIO18 Borrower, LLC*#	One stop	L + 5.25%	(c)	6.25%	11/2024	3,973	3,937	0.2	3,974
BIO18 Borrower, LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	210	210	—	210
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
BIOVT, LLC^*#	One stop	L + 5.75%	(a)	6.75%	01/2021	34,218	34,481	1.5	34,218
BIOVT, LLC#~	One stop	L + 5.75%	(a)	6.75%	01/2021	2,079	2,113	0.1	2,079
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	01/2021	1,951	1,984	0.1	1,951
BIOVT, LLC	One stop	L + 5.75%	(a)	6.75%	01/2021	120	120	—	120
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
Blades Buyer, Inc.+~	Senior loan	L + 4.50%	(b)(c)	5.50%	08/2025	3,829	3,849	0.2	3,829
Blades Buyer, Inc.	Senior loan	L + 4.50%	(d)	5.50%	08/2025	978	972	0.1	978
Blades Buyer, Inc.	Senior loan	L + 4.50%	(a)	5.50%	08/2025	46	44	—	46
CMI Parent Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	08/2025	6,650	6,783	0.3	6,317
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(16)
CRH Healthcare Purchaser, Inc.+~	Senior loan	L + 4.50%	(c)	4.81%	12/2024	13,079	13,248	0.6	13,079
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	—
DCA Investment Holding, LLC^*#+	One stop	L + 5.25%	(c)	6.32%	07/2021	31,490	31,763	1.3	29,285
DCA Investment Holding, LLC^*#+!~	One stop	L + 5.25%	(d)	6.32%	07/2021	27,283	27,619	1.1	25,372
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.32%	07/2021	8,340	8,483	0.3	7,756
DCA Investment Holding, LLC~	One stop	L + 5.25%	(c)	6.32%	07/2021	4,044	4,141	0.2	3,761
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.32%	07/2021	3,678	3,767	0.2	3,420
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	6.37%	07/2021	2,737	2,734	0.1	2,541
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.32%	07/2021	2,518	2,579	0.1	2,342
DCA Investment Holding, LLC#	One stop	L + 5.25%	(d)	6.32%	07/2021	1,253	1,269	0.1	1,166
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(c)	6.32%	07/2021	298	301	—	276
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(c)	6.32%	07/2021	92	94	—	86
Deca Dental Management LLC^*#	One stop	L + 6.00%	(c)	7.00%	12/2021	11,231	11,447	0.4	10,332
Deca Dental Management LLC#~	One stop	L + 6.00%	(c)	7.00%	12/2021	1,374	1,401	0.1	1,265
Deca Dental Management LLC+~	One stop	L + 6.00%	(c)	7.00%	12/2021	991	1,011	—	912
Deca Dental Management LLC	One stop	L + 6.00%	(c)	7.00%	12/2021	735	755	—	677
Deca Dental Management LLC	One stop	L + 6.00%	(c)	7.00%	12/2021	100	100	—	92
Deca Dental Management LLC	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
Elite Dental Partners LLC*#(7)	One stop	L + 5.25%	(d)	6.32%	06/2023	14,162	14,037	0.4	10,020
Elite Dental Partners LLC(7)	One stop	L + 5.25%	(d)	6.32%	06/2023	1,878	1,865	0.1	1,328
Elite Dental Partners LLC#(7)	One stop	L + 5.25%	(d)	6.32%	06/2023	1,760	1,748	0.1	1,245
Elite Dental Partners LLC+~(7)	One stop	L + 5.25%	(d)	6.32%	06/2023	1,678	1,667	0.1	1,188
Elite Dental Partners LLC#~(7)	One stop	L + 5.25%	(d)	6.32%	06/2023	1,609	1,599	0.1	1,138
Elite Dental Partners LLC(7)	One stop	L + 5.25%	(c)(d)	6.32%	06/2023	200	199	—	142
Elite Dental Partners LLC(7)	One stop	L + 5.25%	(c)	6.25%	06/2023	19	19	—	25
ERG Buyer, LLC*#	One stop	L + 5.50%	(c)	6.50%	05/2024	19,182	19,130	0.7	15,346
ERG Buyer, LLC	One stop	P + 4.50%	(f)	7.75%	05/2024	300	295	—	240
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
eSolutions, Inc.^*#+!~	One stop	L + 6.50%	(c)	7.50%	03/2022	$73,662	$74,467	3.1%	$73,662
eSolutions, Inc.	One stop	L + 6.50%	(a)	7.50%	03/2022	150	150	—	150
Excelligence Learning Corporation^#	One stop	L + 7.00%	(b)(c)	8.02%	04/2023	10,229	9,945	0.3	7,672
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	18,276	18,375	0.7	17,362
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.25%	05/2023	8,015	8,154	0.3	7,615
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	7,021	7,149	0.3	6,670
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	5,166	5,189	0.2	4,907
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	2,398	2,440	0.1	2,277
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.25%	05/2023	1,539	1,567	0.1	1,462
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,137	1,158	0.1	1,081
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,002	1,020	—	952
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	647	656	—	615
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(b)(c)	7.13%	05/2023	400	398	—	380
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(11)	One stop	L + 4.50%	(l)	5.69%	03/2027	11,861	11,748	0.4	10,176
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(14)	One stop	L + 4.50%	(l)	5.07%	03/2027	81	78	—	60
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(14)	One stop	L + 4.50%		N/A(6)	03/2027	—	(1)	—	(8)
G & H Wire Company, Inc.^#	One stop	L + 5.50%	(a)	6.50%	09/2023	11,179	11,178	0.4	10,283
G & H Wire Company, Inc.	One stop	L + 5.50%	(c)	6.56%	09/2022	140	140	—	128
Immucor, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	06/2021	3,567	3,611	0.2	3,460
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	7.00%	08/2024	1,873	1,823	0.1	1,797
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	7.00%	08/2024	1,800	1,770	0.1	1,728
Katena Holdings, Inc.^#	One stop	L + 6.00%	(c)	7.07%	06/2021	12,763	12,855	0.5	12,252
Katena Holdings, Inc.^#	One stop	L + 6.00%	(c)	7.07%	06/2021	1,247	1,256	0.1	1,197
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.07%	06/2021	932	926	—	895
Katena Holdings, Inc.#	One stop	L + 6.00%	(c)	7.07%	06/2021	854	859	—	820
Katena Holdings, Inc.	One stop	L + 6.00%	(c)	7.00%	06/2021	200	201	—	192
Krueger-Gilbert Health Physics, LLC!~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	2,365	2,352	0.1	2,294
Krueger-Gilbert Health Physics, LLC!	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,116	1,157	0.1	1,083
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	419	417	—	406
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	50	50	—	48
Lombart Brothers, Inc.^*#~	One stop	L + 6.25%	(c)	7.25%	04/2023	29,027	29,375	1.2	27,577
Lombart Brothers, Inc.^#(8)(9)	One stop	L + 6.25%	(c)	7.25%	04/2023	3,125	3,163	0.1	2,969
Lombart Brothers, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2023	280	280	—	266
Lombart Brothers, Inc.(8)(9)	One stop	L + 6.25%	(a)	7.25%	04/2023	50	49	—	46
MD Now Holdings, Inc.+!	One stop	L + 5.00%	(d)	6.07%	08/2024	14,580	14,745	0.6	13,997
MD Now Holdings, Inc.	One stop	L + 5.00%	(d)	6.07%	08/2024	622	621	—	536
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.00%	08/2024	300	299	—	288
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.25%	(c)	6.25%	06/2023	7,034	7,023	0.3	6,612
MWD Management, LLC & MWD Services, Inc.^#	One stop	L + 5.25%	(c)	6.25%	06/2023	4,529	4,614	0.2	4,257
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	(10)
Oliver Street Dermatology Holdings, LLC#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,296	17,701	0.4	10,257
Oliver Street Dermatology Holdings, LLC*#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,239	1,920	0.1	1,190
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	$2,122	$1,937	0.1%	$1,128
Oliver Street Dermatology Holdings, LLC^(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,606	1,377	—	854
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,419	1,216	—	755
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,235	1,059	—	657
Oliver Street Dermatology Holdings, LLC^(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	962	825	—	511
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	834	715	—	443
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	514	441	—	273
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	291	268	—	155
Oliver Street Dermatology Holdings, LLC^#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	98	89	—	52
Oliver Street Dermatology Holdings, LLC*#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	88	81	—	48
Oliver Street Dermatology Holdings, LLC^#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	70	63	—	36
Oliver Street Dermatology Holdings, LLC^#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	64	59	—	34
ONsite Mammography, LLC~	One stop	L + 6.25%	(d)	7.32%	11/2023	7,668	7,709	0.3	7,361
ONsite Mammography, LLC	One stop	L + 6.25%	(c)	7.25%	11/2023	100	102	—	96
ONsite Mammography, LLC	One stop	L + 6.25%	(c)(d)	7.29%	11/2023	29	28	—	28
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	01/2023	19,180	19,344	0.8	19,180
Pinnacle Treatment Centers, Inc.*	One stop	L + 6.25%	(c)	7.25%	01/2023	7,813	7,747	0.3	7,813
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	01/2023	1,574	1,580	0.1	1,574
Pinnacle Treatment Centers, Inc.+~	One stop	L + 6.25%	(c)	7.25%	01/2023	711	718	—	711
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	7.25%	01/2023	188	189	—	188
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	7.25%	01/2023	108	108	—	108
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(c)(f)	7.96%	01/2023	81	81	—	81
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 6.25%		N/A(6)	01/2023	—	(1)	—	—
PPT Management Holdings, LLC+	One stop	L + 6.75%	(c)(d)	7.32% cash/0.75% PIK	12/2022	25,010	23,678	0.9	19,999
PPT Management Holdings, LLC	One stop	L + 6.75%	(c)(d)	7.29% cash/0.75% PIK	12/2022	418	392	—	334
PPT Management Holdings, LLC	One stop	L + 6.75%	(c)(d)	7.32% cash/0.75% PIK	12/2022	304	291	—	242
PPT Management Holdings, LLC	One stop	L + 6.75%	(c)(d)	7.32% cash/0.75% PIK	12/2022	180	172	—	144
PPT Management Holdings, LLC	One stop	L + 6.75%	(c)(d)	7.32% cash/0.75% PIK	12/2022	88	79	—	70
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	7.50%	08/2020	15,021	15,020	0.6	15,021
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.61%	08/2020	462	462	—	462
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2020	334	336	—	334
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2020	292	292	—	292
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2020	112	112	—	112
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.66%	08/2020	45	45	—	45
Pyramid Healthcare, Inc.	One stop	L + 6.50%		N/A(6)	08/2020	—	—	—	—
Riverchase MSO, LLC*#	Senior loan	L + 5.75%	(c)	6.75%	10/2022	9,645	9,781	0.4	8,970
Riverchase MSO, LLC	Senior loan	L + 5.75%	(a)	6.75%	10/2022	130	130	—	120
RXH Buyer Corporation^*#!	One stop	L + 5.75%	(c)	6.75%	09/2021	27,597	27,828	1.2	27,597
RXH Buyer Corporation*#	One stop	L + 5.75%	(c)	6.75%	09/2021	3,124	3,150	0.1	3,124
RXH Buyer Corporation	One stop	L + 5.75%	(c)	6.75%	09/2021	100	101	—	100
SLMP, LLC^#	One stop	L + 6.00%	(d)	7.07%	05/2023	11,764	11,849	0.5	11,764
SLMP, LLC^#	One stop	L + 6.00%	(d)	7.07%	05/2023	5,664	5,861	0.2	5,664
SLMP, LLC	One stop	L + 6.00%	(d)	7.07%	05/2023	1,473	1,473	0.1	1,473
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	$237	$242	—%	$237
SLMP, LLC	One stop	P + 5.00%	(f)	8.25%	05/2023	100	99	—	100
Summit Behavioral Healthcare, LLC^#	Senior loan	L + 4.75%	(c)	5.75%	10/2023	20,650	20,406	0.8	18,998
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	5.75%	10/2023	431	433	—	396
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)(c)	5.75%	10/2023	300	296	—	276
WHCG Management, LLC*#	Senior loan	L + 4.75%	(c)	5.82%	03/2023	16,109	16,213	0.7	15,465
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	5.82%	03/2023	5,641	5,600	0.2	5,415
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	5.82%	03/2023	1,989	1,981	0.1	1,909
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	5.82%	03/2023	339	336	—	325
WHCG Management, LLC	Senior loan	L + 4.75%	(a)(c)	5.82%	03/2023	196	198	—	188
						820,807	812,140	31.8	746,186
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC+~	Senior loan	L + 4.50%	(c)	5.57%	02/2022	6,213	6,228	0.2	6,089
CST Buyer Company^+~	One stop	L + 5.25%	(d)	6.32%	10/2025	10,946	10,847	0.5	10,947
CST Buyer Company	One stop	L + 5.25%	(d)	6.32%	10/2025	38	38	—	38
Plano Molding Company, LLC^+	One stop	L + 7.50%	(c)	8.50%	05/2021	14,637	14,613	0.5	11,709
						31,834	31,726	1.2	28,783
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC+	One stop	L + 5.25%	(a)	6.25%	07/2024	8,480	8,425	0.3	5,936
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.25%	07/2024	1,072	1,072	—	751
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.25%	07/2024	100	100	—	70
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(11)	—	—
						9,652	9,586	0.3	6,757
Insurance
Captive Resources Midco, LLC^*#+~	One stop	L + 6.00%	(a)	7.00%	05/2025	56,432	56,567	2.4	56,432
Captive Resources Midco, LLC	One stop	L + 6.00%	(a)	7.00%	05/2025	1,727	1,707	0.1	1,727
Captive Resources Midco, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	1,443	1,430	0.1	1,443
Integrity Marketing Acquisition, LLC+~	Senior loan	L + 5.75%	(c)	6.75%	08/2025	2,477	2,478	0.1	2,477
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)(d)	6.86%	08/2025	791	787	—	791
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.75%	08/2025	479	476	—	479
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	65	63	—	65
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#+~	One stop	L + 6.00%	(c)(f)	7.04%	07/2025	4,698	4,687	0.2	4,698
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	7.00%	07/2025	72	66	—	72
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(17)	—	—
Orchid Underwriters Agency, LLC+~	Senior loan	L + 4.50%	(c)	5.57%	12/2024	4,156	4,210	0.2	4,073
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2024	—	(1)	—	(19)
RSC Acquisition, Inc.+~	One stop	L + 5.50%	(c)	6.80%	10/2026	25,796	25,287	1.1	25,796
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	25	17	—	25
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(2)	—	—
						98,161	97,755	4.2	98,059
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC+~	Senior loan	L + 4.25%	(c)	5.25%	07/2025	$2,004	$2,016	0.1%	$1,843
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	07/2025	269	263	—	201
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	74	74	—	68
EOS Fitness Opco Holdings, LLC*#	One stop	L + 4.75%	(c)	5.75%	01/2025	8,697	8,817	0.4	8,001
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	01/2025	916	927	—	842
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	01/2025	120	120	—	110
PADI Holdco, Inc.*#	One stop	L + 5.75%	(c)	6.75%	04/2024	21,852	22,069	0.8	18,574
PADI Holdco, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2024	20,728	21,048	0.7	17,001
PADI Holdco, Inc.~	One stop	L + 5.75%	(c)	6.50%	04/2024	801	794	—	681
PADI Holdco, Inc.	One stop	L + 5.75%	(a)	6.75%	04/2023	298	299	—	254
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	6.75%	04/2024	166	164	—	141
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	6.25%	07/2025	17,429	17,331	0.7	16,209
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	2,325	2,377	0.1	2,162
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	1,263	1,256	0.1	1,174
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.25%	07/2025	200	200	—	186
Self Esteem Brands, LLC^*#	Senior loan	L + 4.25%	(d)	5.32%	02/2022	45,841	46,257	1.9	43,549
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	6.50%	02/2022	2,338	2,334	0.1	2,222
Sunshine Sub, LLC#~	One stop	L + 4.75%	(c)	5.75%	05/2024	12,958	13,064	0.5	11,921
Sunshine Sub, LLC#	One stop	L + 4.75%	(c)	5.75%	05/2024	5,669	5,865	0.2	5,215
Sunshine Sub, LLC	One stop	L + 4.75%	(c)	5.75%	05/2024	20	19	—	4
Teaching Company, The*#	One stop	L + 4.75%	(c)(d)	5.75%	07/2023	17,878	18,071	0.7	17,342
Teaching Company, The	One stop	L + 4.75%	(c)(d)	5.77%	07/2023	90	90	—	84
Titan Fitness, LLC*#+	One stop	L + 4.75%	(b)(c)	5.75%	02/2025	30,394	30,860	1.2	27,962
Titan Fitness, LLC	One stop	L + 4.75%	(c)	6.19%	02/2025	1,899	1,897	0.1	1,747
Titan Fitness, LLC	One stop	L + 4.75%	(c)	6.00%	02/2025	474	472	—	434
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.54%	09/2024	8,461	8,523	0.3	7,784
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.54%	09/2024	1,212	1,203	0.1	1,115
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.50%	09/2024	842	873	—	776
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.50%	09/2024	431	446	—	396
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.50%	09/2024	80	80	—	72
						205,729	207,809	8.0	188,070
Oil and Gas
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.43%	07/2025	36,671	37,181	1.5	34,804
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.68%	07/2025	17,385	16,936	0.7	16,690
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	(10)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(6)	—	(52)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(3)	—	(4)
						54,056	54,106	2.2	51,428
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)(d)	6.57%	11/2023	10,400	10,518	0.4	9,568
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.59%	11/2023	6,520	6,599	0.3	5,999
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)(d)	6.57%	11/2023	1,009	1,000	—	928
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Georgica Pine Clothiers, LLC^#	One stop	L + 5.50%	(c)(d)	6.57%	11/2023	$908	$920	—%	$835
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.57%	11/2023	636	646	—	586
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(d)	6.55%	11/2023	236	236	—	216
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	3.50% cash/5.25% PIK	04/2024	30,639	31,067	1.2	27,574
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	3.50% cash/5.25% PIK	04/2024	5,232	5,306	0.2	4,709
IMPLUS Footwear, LLC*	One stop	L + 7.75%	(c)	3.50% cash/5.25% PIK	04/2024	754	779	—	679
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(e)	7.00%	07/2020	11,676	11,676	0.5	10,742
Orthotics Holdings, Inc.*#(8)(9)	One stop	L + 6.00%	(e)	7.00%	07/2020	1,914	1,914	0.1	1,761
Orthotics Holdings, Inc.	One stop	L + 6.00%		N/A(6)	07/2020	—	—	—	—
WU Holdco, Inc. #+~	One stop	L + 5.50%	(c)	6.50%	03/2026	3,436	3,516	0.2	3,436
WU Holdco, Inc.	One stop	L + 5.50%	(c)	6.50%	03/2026	392	393	—	384
WU Holdco, Inc.	One stop	L + 5.50%	(c)	5.80%	03/2025	40	40	—	38
						73,792	74,610	2.9	67,455
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#+	One stop	L + 5.00%	(d)	6.07%	07/2026	27,761	27,815	1.2	27,206
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.18%	07/2026	1,268	1,174	0.1	1,056
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)(d)	5.85%	08/2025	275	271	—	267
Captain D's, LLC^#	Senior loan	L + 4.50%	(c)(d)	5.50%	12/2023	14,257	14,303	0.6	13,971
Captain D's, LLC	Senior loan	L + 4.50%	(a)(c)	5.25%	12/2023	120	121	—	118
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	250	248	—	245
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	112	112	—	110
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	58	57	—	57
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	10	10	—	10
Encorevet Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	—	—	(1)
Encorevet Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(1)	—	(1)
Imperial Optical Midco Inc.~	One stop	L + 6.25%	(c)	7.25%	08/2023	3,622	3,671	0.2	3,514
Imperial Optical Midco Inc.*	One stop	L + 6.25%	(c)	7.25%	08/2023	2,824	2,803	0.1	2,740
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	1,920	1,970	0.1	1,862
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	1,250	1,282	0.1	1,213
Imperial Optical Midco Inc.*	One stop	L + 6.25%	(c)	7.25%	08/2023	1,138	1,168	0.1	1,104
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	330	328	—	320
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	240	238	—	233
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	190	189	—	184
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	134	133	—	130
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	130	129	—	126
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	96	96	—	94
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	83	82	—	81
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	36	35	—	35
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	(3)
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(5)	—	—
Midwest Veterinary Partners, LLC+	One stop	L + 6.00%	(c)	7.07%	07/2025	4,285	4,216	0.2	4,285
Midwest Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.07%	07/2025	1,028	1,019	—	1,028
Midwest Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.00%	07/2025	814	779	—	814
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Midwest Veterinary Partners, LLC	One stop	L + 6.00%	(a)(c)	7.00%	07/2025	$148	$148	—%	$148
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(a)	3.69%	02/2026	2,951	2,923	0.1	2,833
PPV Intermediate Holdings II, LLC	One stop	L + 7.00%	(a)(c)(d)	8.51%	05/2023	4,933	4,933	0.2	4,871
PPV Intermediate Holdings II, LLC	One stop	L + 7.00%	(d)(f)	8.67%	05/2023	90	90	—	88
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	24	25	—	24
PPV Intermediate Holdings II, LLC(5)	One stop	L + 7.00%		N/A(6)	05/2023	—	(20)	—	(26)
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	8.50%	01/2023	2,048	2,041	0.1	1,946
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(b)(c)	8.50%	01/2023	415	429	—	394
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	30	30	—	29
Southern Veterinary Partners, LLC*#~	One stop	L + 6.00%	(c)	7.07%	05/2025	26,660	27,617	1.1	26,660
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.07%	05/2025	210	209	—	210
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.07%	05/2025	192	190	—	192
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.00%	05/2025	181	179	—	181
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)(d)	7.00%	05/2025	163	143	—	163
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.00%	05/2025	142	140	—	142
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.07%	05/2025	126	125	—	126
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.07%	05/2025	121	120	—	121
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.07%	05/2025	119	118	—	119
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.07%	05/2025	113	112	—	113
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.07%	05/2025	111	110	—	111
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.00%	05/2025	4	2	—	4
Southern Veterinary Partners, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Veterinary Specialists of North America, LLC*#!	Senior loan	L + 4.50%	(a)	4.68%	04/2025	41,758	43,251	1.8	41,758
Veterinary Specialists of North America, LLC	Senior loan	L + 4.50%	(a)	4.68%	04/2025	10,288	10,283	0.4	10,288
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.68%	04/2025	2,878	2,856	0.1	2,878
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.50%	(a)	4.68%	04/2025	1,449	1,502	0.1	1,449
Veterinary Specialists of North America, LLC	Senior loan	L + 4.50%	(a)	4.68%	04/2025	834	831	—	834
Wetzel's Pretzels, LLC*#	One stop	L + 6.75%	(c)	7.75%	09/2021	16,980	17,159	0.7	15,283
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(c)	7.75%	09/2021	100	101	—	90
						175,299	177,889	7.3	171,827
Printing and Publishing
Brandmuscle, Inc.	Senior loan	L + 4.75%	(d)	5.82%	12/2021	8,115	8,110	0.3	7,459
Brandmuscle, Inc.^#	Senior loan	L + 5.00%	(c)	6.07%	12/2021	1,130	1,145	—	1,046
Brandmuscle, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	12/2021	—	—	—	(6)
Messenger, LLC+~	One stop	L + 6.00%	(c)(f)	7.06%	08/2023	9,076	9,167	0.4	8,441
Messenger, LLC	One stop	P + 5.00%	(f)	8.25%	08/2023	50	50	—	46
Messenger, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(2)	—	—
						18,371	18,470	0.7	16,986
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(d)	7.28%	09/2025	5,930	5,839	0.2	5,337
2nd Ave. LLC	One stop	L + 5.50%	(c)(d)	6.26%	09/2025	50	50	—	45
Batteries Plus Holding Corporation#	One stop	L + 6.75%	(a)	7.75%	07/2022	21,921	22,184	0.9	21,921
Batteries Plus Holding Corporation	One stop	P + 5.75%	(f)	9.00%	07/2022	134	133	—	134
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Boot Barn, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	06/2023	$16,776	$16,916	0.7%	$16,777
Cycle Gear, Inc.^#+	One stop	L + 5.00%	(c)	6.00%	01/2024	23,893	24,003	1.0	23,415
DTLR, Inc.^*#+	One stop	L + 6.50%	(c)	7.50%	08/2022	41,491	41,990	1.7	40,662
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	7.25%	12/2021	9,321	9,143	0.3	7,922
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	7.25%	12/2021	3,747	3,677	0.1	3,185
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	7.25%	12/2021	1,928	1,893	0.1	1,639
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(a)(c)(d)	7.39%	12/2021	1,150	1,129	0.1	972
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	7.25%	12/2021	639	630	—	544
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	7.25%	12/2021	292	287	—	249
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	7.25%	12/2021	280	275	—	238
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)(d)	7.71%	12/2021	40	39	—	34
Feeders Supply Company, LLC#	One stop	L + 5.75%	(c)	6.75%	04/2021	8,590	8,670	0.4	8,590
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	150	152	—	150
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	18,033	18,329	0.8	17,492
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	12,395	12,649	0.5	12,396
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	4,317	4,392	0.2	4,317
Jet Equipment & Tools Ltd.~(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	1,585	1,572	0.1	1,585
Jet Equipment & Tools Ltd.(8)(12)	One stop	P + 4.75%	(f)	8.00%	11/2024	20	20	—	20
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Mills Fleet Farm Group LLC^*#+!~	One stop	L + 7.00%	(d)	7.84% cash/0.75% PIK	10/2024	46,785	46,651	1.9	45,381
Pet Holdings ULC^*#+!(8)(12)	One stop	L + 5.50%	(c)	6.93%	07/2022	46,760	47,687	1.9	44,422
Pet Holdings ULC(8)(12)	One stop	L + 5.50%	(c)	6.93%	07/2022	300	299	—	286
Pet Holdings ULC^*#+(8)(12)	One stop	L + 5.50%	(c)	6.93%	07/2022	242	243	—	228
Pet Supplies Plus, LLC*+	Senior loan	L + 4.50%	(c)	5.64%	12/2024	14,217	14,465	0.6	13,933
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2023	224	223	—	218
PetPeople Enterprises, LLC^#	One stop	L + 5.75%	(c)	6.82%	09/2023	5,366	5,420	0.2	5,044
PetPeople Enterprises, LLC#	One stop	L + 5.75%	(c)(d)	6.90%	09/2023	1,822	1,849	0.1	1,712
PetPeople Enterprises, LLC	One stop	L + 5.75%	(c)(d)	6.89%	09/2023	40	41	—	34
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(d)	6.57%	10/2024	6,980	6,998	0.3	6,561
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(d)	6.57%	10/2024	1,713	1,774	0.1	1,609
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)(f)	7.09%	10/2024	85	84	—	79
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(1)	—	—
Vermont Aus Pty Ltd!~(8)(9)(11)	One stop	L + 5.25%	(d)	5.84%	12/2024	2,199	2,220	0.1	2,156
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 5.25%	(d)	5.78%	12/2024	81	82	—	79
						299,496	302,006	12.3	289,366
Telecommunications
NetMotion Wireless Holdings, Inc.^*#	One stop	L + 5.75%	(c)	6.75%	10/2021	11,031	11,161	0.5	11,031
NetMotion Wireless Holdings, Inc.	One stop	L + 5.75%		N/A(6)	10/2021	—	—	—	—
						11,031	11,161	0.5	11,031
Textiles and Leather
SHO Holding I Corporation!~	Senior loan	L + 5.00%	(c)	6.00%	10/2022	4,035	4,025	0.2	3,631
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles and Leather - (continued)
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)	4.18%	10/2021	$96	$93	—%	$80
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)	4.19%	10/2022	50	49	—	50
						4,181	4,167	0.2	3,761
Utilities
Arcos, LLC#~	One stop	L + 5.25%	(c)	6.25%	02/2021	13,849	13,985	0.6	13,849
Arcos, LLC	One stop	L + 5.25%		N/A(6)	02/2021	—	—	—	—
						13,849	13,985	0.6	13,849
Total non-controlled/non-affiliate company debt investments						$4,319,392	$4,341,299	$176.1%	$4,135,337

Equity investments (15)(16)
Aerospace and Defense
NTS Technical Systems	Common Stock	N/A		N/A	N/A	2	$1,506	—%	$290
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	256	—	415
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	128	—	235
Whitcraft LLC	Common Stock	N/A		N/A	N/A	11	2,285	0.2	3,458
							4,175	0.2	4,398
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	803	1,304	0.1	2,007
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	5	314	—	88
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	508	—	402
							2,126	0.1	2,497
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	—	406
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	75	—	576
Cafe Rio Holding, Inc.	Common Stock	N/A		N/A	N/A	5	602	—	652
Global ID Corporation	LLC interest	N/A		N/A	N/A	5	603	0.1	749
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	44	217	—	53
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	20	61	—	15
Mendocino Farms, LLC	Common Stock	N/A		N/A	N/A	169	770	0.1	737
Purfoods, LLC	LLC interest	N/A		N/A	N/A	736	1,222	0.1	2,697
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	945	—	—
SSRG Holdings, LLC	LLC units	N/A		N/A	N/A	6	61	—	38
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	437	444	—	26
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	437	—	—	—
							5,699	0.3	5,949
Buildings and Real Estate
Brooks Equipment Company, LLC	Common Stock	N/A		N/A	N/A	10	1,021	0.1	2,141
Groundworks LLC	LLC units	N/A		N/A	N/A	—	151	—	144
Groundworks LLC	LLC units	N/A		N/A	N/A	—	17	—	17
							1,189	0.1	2,302
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	137	—	187
Flexan, LLC	LLC interest	N/A		N/A	N/A	1	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals, Plastics and Rubber - (continued)
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	$124	—%	$36
						261	—	223
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	35
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	150
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	50
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
Reladyne, Inc.	LP units	N/A	N/A	N/A	1	931	—	467
						1,411	—	702
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	670	418	—	88
Agility Recovery Solutions Inc.	LLC units	N/A	N/A	N/A	97	604	0.1	758
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	587	462	—	559
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	350
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	205	—	292
Centrify Corporation	LP interest	N/A	N/A	N/A	1	690	—	248
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	366
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	131	247	—	235
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	3	412	—	514
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	192	—	175
Convercent, Inc.	Warrant	N/A	N/A	N/A	325	63	—	131
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	356	434	—	323
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	122	225	—	211
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	74	142	—	128
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	67	123	—	140
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	12	33	—	44
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	387
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	12	—	11
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	2	291	—	474
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	0.1	726
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	288	—	242
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	—	—	—
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	388
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	—
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	766	0.1	990
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	374
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	4
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	8
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	6	—	12
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	—	674
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	193
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	17
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	$1,440	0.1%	$1,339
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	547	—	354
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	4	9	—	11
PCS Intermediate II Holdings, LLC	LLC units	N/A	N/A	N/A	37	367	—	380
Personify, Inc.	LLC units	N/A	N/A	N/A	639	828	0.1	802
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	2,704
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,140
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	0.1	947
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	164
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	—
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	184	458	—	648
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	172
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.1	2,877
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	483
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	37	—	45
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	6	6	—	5
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,515
Verisys Corporation	LLC interest	N/A	N/A	N/A	579	712	—	457
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	46
Vitalyst, LLC	Common Stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	—	330
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	—	574
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	30
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	25
						23,520	1.0	24,110
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	6	700	—	884
Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	174	—	167
Diligent Corporation	Preferred stock	N/A	N/A	N/A	414	1,609	0.1	2,185
Episerver, Inc.	LLC units	N/A	N/A	N/A	76	807	—	552
ES Acquisition LLC	LP interest	N/A	N/A	N/A	—	15	—	25
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	13	13	—	12
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	67	27	—	67
						2,651	0.1	3,008
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	1,099	—	389
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	1,158	1,334	0.1	1,266
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	—	622
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	—	6	—	—
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	77	—	62
BIO18 Borrower, LLC(17)	LLC units	N/A	N/A	N/A	591	1,190	0.1	1,500
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	$1,223	0.1%	$1,755
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	249
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	—
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	429	469	—	575
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	1,687
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	—	347
Elite Dental Partners LLC	Common Stock	N/A	N/A	N/A	—	737	—	23
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	272	—	294
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	108
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	661	—	24
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	262	—	82
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	136
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	—
Joerns Healthcare, LLC^*	Common Stock	N/A	N/A	N/A	432	4,330	0.1	1,807
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	572	—	433
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	155	172	—	118
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	52
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	157
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	231
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	180
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	—	619
Pinnacle Treatment Centers, Inc.	LLC units	N/A	N/A	N/A	5	74	—	164
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	58
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	230
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	0.1	918
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC units	N/A	N/A	N/A	668	789	0.1	1,195
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	7	—	87
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	70
SSH Corpration	Common Stock	N/A	N/A	N/A	—	40	—	122
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	98	—	115
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	—	—	—
Surgical Information Systems, LLC	Common Stock	N/A	N/A	N/A	4	414	—	413
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	1	414	—	506
						22,615	0.7	16,594
Insurance
Captive Resources Midco, LLC(17)	LLC units	N/A	N/A	N/A	425	—	—	357
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	86	$98	—%	$77
						98	—	434
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	585
PADI Holdco, Inc.(17)	LLC units	N/A	N/A	N/A	1	969	—	258
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	95
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	65
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	53
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	47
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	20
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						2,027	—	1,125
Oil and Gas
W3 Co.	LLC units	N/A	N/A	N/A	3	1,632	0.1	1,688
W3 Co.	Preferred stock	N/A	N/A	N/A	—	224	—	227
						1,856	0.1	1,915
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(17)	LLC interest	N/A	N/A	N/A	20	239	—	158
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	1,378
						449	0.1	1,536
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	LLC units	N/A	N/A	N/A	—	76	—	76
Captain D's, LLC	LLC interest	N/A	N/A	N/A	158	156	—	174
Encorevet Group LLC	Preferred stock	N/A	N/A	N/A	—	15	—	11
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	29	—	27
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	6	—	—	—
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	241	231	—	272
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	123
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	31	373	—	133
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	1	717	0.1	908
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	148	188	—	757
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A	N/A	—	416	—	199
						2,362	0.1	2,680
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	335	—	110
Retail Stores
2nd Ave. LLC	LP interest	N/A	N/A	N/A	653	653	—	392
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	10	1,286	0.1	1,026
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	27	462	—	405
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	—	575
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	4	400	—	409
Feeders Supply Company, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A	N/A	1	948	0.1	1,143
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Paper Source, Inc.	Common Stock	N/A		N/A	N/A	8	$1,387	—%	$—
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	677	483	—	208
Pet Supplies Plus, LLC(15)	LLC units	N/A		N/A	N/A	144	181	—	358
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	4	496	—	510
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	1	101	—	105
							6,973	0.2	5,131
Total non-controlled/non-affiliate company equity investments							$78,447	3.0%	$73,598

Total non-controlled/non-affiliate company investments						$4,319,392	$4,419,746	179.1%	$4,208,935

Non-controlled affiliate company investments(18)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company^(7)(8)	One stop	L + 4.00%	(a)	5.00%	08/2021	$962	$925	—%	$206
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)	5.00%	08/2021	508	504	—	380
						1,470	1,429	—	586
Buildings and Real Estate
Paradigm DKD Group, LLC(7)(8)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,235	2,107	0.1	1,721
Paradigm DKD Group, LLC(5)(7)(8)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	1	(142)	—	2
						3,236	1,965	0.1	1,723
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 5.00%	(b)(c)	6.22%	10/2023	5,725	5,545	0.2	4,301
Switchfly LLC(8)	One stop	L + 5.00%	(b)(c)	6.22%	10/2023	478	464	—	359
Switchfly LLC(8)	One stop	L + 5.00%	(b)(c)	6.22%	10/2023	36	35	—	28
Switchfly LLC(5)(8)	One stop	L + 8.50%	(b)(f)	9.50%	10/2023	2	2	—	(73)
						6,241	6,046	0.2	4,615
Electronics
Sloan Company, Inc., The(7)(8)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,708	4,074	0.2	3,400
Sloan Company, Inc., The(8)	One stop	L + 8.50%	(c)	9.50%	04/2023	597	597	—	635
Sloan Company, Inc., The(7)(8)	One stop	L + 8.50%	(c)	9.50%	04/2023	313	272	—	225
						5,618	4,943	0.2	4,260
Healthcare, Education and Childcare
Dental Holdings Corporation*#(7)(8)	One stop	L + 6.00%	(c)	7.00%	03/2023	10,661	10,613	0.4	8,151
Dental Holdings Corporation(8)	One stop	L + 0.50%	(a)(c)	4.21%	03/2023	108	108	—	108
						10,769	10,721	0.4	8,259
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.+(8)	One stop	L + 11.0%	(a)	10.25% cash/2.00% PIK	07/2020	4,101	4,101	0.1	2,460
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	10.92% cash/2.00% PIK	07/2020	633	633	—	150
						4,734	4,734	0.1	2,610
Total non-controlled affiliate company debt investments						$32,068	$29,838	1.0%	$22,053
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Equity Investments(15)(16)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	Common Stock	N/A	N/A	N/A	153	$17	—%	$—

Buildings and Real Estate
Paradigm DKD Group, LLC+(8)	Preferred stock	N/A	N/A	N/A	354	114	—	—
Paradigm DKD Group, LLC+(8)	LLC units	N/A	N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC+(8)	LLC units	N/A	N/A	N/A	2,004	—	—	—
						114	—	—
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A	N/A	N/A	3,418	2,320	0.1	2,470
Electronics
Sloan Company, Inc., The(8)	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The+(8)	Common stock	N/A	N/A	N/A	—	41	—	—
Sloan Company, Inc., The(8)	LLC units	N/A	N/A	N/A	2	14	—	—
						207	—	—
Healthcare, Education and Childcare
Dental Holdings Corporation*(8)	Common stock	N/A	N/A	N/A	—	391	—	260

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	59	—	—	—
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	59	—	—	—
						—	—	—
Total non-controlled affiliate company equity investments						$3,049	0.1%	$2,730

Total non-controlled affiliate company investments					$32,068	$32,887	1.1%	$24,783

Controlled affiliate company investments(19)
Debt Investments
Diversified/Conglomerate Service
MMan Acquisition Co.^*(7)(8)	One stop	N/A	10.00% PIK	08/2023	$22,529	$19,803	0.6%	$14,912
MMan Acquisition Co.(7)(8)	One stop	N/A	8.00% PIK	08/2023	1,358	1,359	0.1	1,276
					23,887	21,162	0.7	16,188

Total controlled affiliate company debt investments					$23,887	$21,162	0.7%	$16,188
Equity investments(15)(16)
Diversified/Conglomerate Service
MMan Acquisition Co.^*+(8)	LLC units	N/A	N/A	N/A	—	$927	—%	$464

Total controlled affiliate company equity investments						$927	—%	$464

Total controlled affiliate company investments					$23,887	$22,089	0.7%	$16,652

Total investments					$4,375,347	$4,474,722	180.9%	$4,250,370
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.11% (20)			$19,809	0.8%	$19,809
Total money market funds						$19,809	0.8%	$19,809
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Total investments and money market funds					$4,494,531	181.7%	$4,270,179

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2020, as the loan may have priced or repriced based on an index rate prior to June 30, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.16% as of June 30, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.23% as of June 30, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.30.% as of June 30, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.37% as of June 30, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.55% as of June 30, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of June 30, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.42% as of June 30, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.09% as of June 30, 2020.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.14% as of June 30, 2020.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.29% as of June 30, 2020.
(k Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.15%, as of June 30, 2020.
(l) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.56%, as of June 30, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2020.
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
(6)The entire commitment was unfunded as of June 30, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2020, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2020, total non-qualifying assets at fair value represented 5.5% of the Company's total assets calculated in accordance with the 1940 Act.
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
(13)The headquarters of this portfolio company is located in Luxembourg.
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - continued
June 30, 2020
(In thousands)

(14)The headquarters of this portfolio company is located in Andorra.
(15) Equity investments are non-income producing securities unless otherwise noted.
(16) Ownership of certain equity investments occurs through a holding company or partnership.
(17) The Company holds an equity investment that entitles it to receive preferential dividends.
(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person"” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Gross Additions(m)	Gross Reductions(n)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2020	Interest, dividend and fee income
Benetech, Inc.	$3,749	$843	$(902)	$(1,080)	$—	$2,610	$500
Dental Holdings Corporation (o)	—	17,394	(3,884)	(1,744)	(3,248)	8,518	287
Paradigm DKD Group, LLC(p)	—	3,304	(1,252)	(329)	—	1,723	(48)
Sloan Company, Inc., The (o)	—	18,986	(11,951)	2,017	(4,790)	4,262	(79)
Switchfly LLC	7,783	535	(94)	(1,139)	—	7,085	264
Uinta Brewing Company	1,043	1,519	(1,207)	(769)	—	586	(3)
Total Non-Controlled Affiliates	$12,575	$42,581	$(19,290)	$(3,044)	$(8,038)	$24,784	$921

(m)
Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.

(n)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(o)	During the three months ended March 31, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(p)	During the three months ended June 30, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Gross Additions(q)	Gross Reductions(r)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2020	Interest, dividend and fee income
MMan Acquisition Co.(s)	$—	$30,842	$(11,222)	$(2,968)	$—	$16,652	$(57)
Senior Loan Fund LLC(t)	74,386	—	(74,838)	496	(44)	—	—
GCIC Senior Loan Fund LLC(u)	49,258	—	(48,613)	3,347	(3,992)	—	1,905
Total Controlled Affiliates	$123,644	$30,842	$(134,673)	$875	$(4,036)	$16,652	$1,848

(q)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(r)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reductions in cost basis due to the Purchase Agreement (defined in Note 1), the amortization of premiums and the exchange of one or more existing securities for one or more new.
(s)	During the three months ended December 31, 2019, the Company's ownership increased to over twenty-five percent of the portfolio company's voting securities.
(t)	Prior to the closing of the transactions contemplated by the Purchase Agreement (defined in Note 1) on January 1, 2020, together with RGA Reinsurance Company (“RGA”), the Company co-invested through Senior Loan Fund (“SLF”). SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.
(u)	Prior to the closing of the transactions contemplated by the Purchase Agreement (defined in Note 1) on January 1, 2020, together with Aurora National Life Assurance Company (“Aurora”), the Company co-invested through GCIC Senior Loan Fund (“GCIC SLF”), following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.
(20)The rate shown is the annualized seven-day yield as of June 30, 2020.

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
(16)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Gross Additions(k)	Gross Reductions(l)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2019	Interest and fee income
Benetech, Inc.	$4,496	$740	$(425)	$(1,064)	$—	$3,747	$623
Switchfly LLC	2,788	5,391	(339)	(57)	—	7,783	139
Uinta Brewing Company(m)	—	1,178	(44)	(89)	—	1,045	—
Total Non-Controlled Affiliates	$7,284	$7,309	$(808)	$(1,210)	$—	$12,575	$762

(k)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(l)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(m)	During the three months ended March 31, 2019, the Company's ownership increased to over five percent of the portfolio company's voting securities.
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

Portfolio Company	Fair value as of September 30, 2018	Gross Additions(n)	Gross Reductions(o)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2019	Interest and fee income
Senior Loan Fund LLC(q)	$71,084	$1,750	$(2,275)	$—	$3,827	$74,386	$—
GCIC Senior Loan Fund LLC(r)	—	52,605	—	—	(3,347)	49,258	1,219
Total Controlled Affiliates	$71,084	$54,355	$(2,275)	$—	$480	$123,644	$1,219

(n)	Gross additions include capital commitment called and funded and the acquisition of GCIC SLF in the merger with GCIC (described in Note 1).
(o)	Gross reductions include return of capital for the Company's investment in SLF.
(p)	As of September 30, 2019, together with RGA, the Company co-invested through SLF. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.
(q)	As of September 30, 2019, together with Aurora, the Company co-invested through GCIC SLF, following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.
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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2014 Issuer, 2018 Issuer, Funding, Funding II, GCIC Funding, GCIC Holdings, GCIC 2018 Issuer, GCIC Funding II, SLF II and GCIC SLF II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2020, interest income included $4,025 and $12,566, respectively, of accretion of discounts. For the three and nine months ended June 30, 2019, interest income included $2,694 and $6,624, respectively, of accretion of discounts. For the three and nine months ended June 30, 2020, the Company received loan origination fees of $969 and $7,794, respectively. For the three and nine months ended June 30, 2019, the Company received loan origination fees of $3,475 and $8,127, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2020, the Company capitalized PIK interest of $2,865 and $7,513, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2019, the Company capitalized PIK interest of $960 and $1,811, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2020, fee income included $600 and $663, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2019, fee income included $240 and $681, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $69,384 and $238,606, respectively. For the three and nine months ended June 30, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $39,829 and $115,954, respectively.

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

For the three and nine months ended June 30, 2020, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $0, and $180, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three and nine months ended June 30, 2020, the Company recorded dividend income of $0 and $1,905, respectively, and return of capital distributions of $0 and $4,375, respectively, from the Company's investment in LLC equity interests in the SLFs. For the three and nine months ended June 30, 2019, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $59 and $117, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three and nine months ended June 30, 2019, the Company recorded dividend income of $0, and $0, respectively, and return of capital distributions of $0, and $2,275, respectively, from the Company's investment in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $81,746 and $13,663 as of June 30, 2020 and September 30, 2019, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and nine months ended June 30, 2020, was $7,558 and $31,995, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

The Company's purchase of the equity interests in the Senior Loan Funds was accounted for under the asset acquisition method of accounting in accordance with ASC Topic 805. As of January 1, 2020, the Company allocated the cost to acquire the net assets of the Senior Loans Funds to the assets acquired and liabilities assumed based on the relative fair values of identifiable assets and liabilities. The total consideration transferred by the Company to acquire the Senior Loans Funds was $140,124, which was comprised of $17,011 paid to RGA and Aurora for their minority interests in the Senior Loan Funds and the derecognition of the Company's existing carrying cost of the investments in the Senior Loans Funds, as of January 1, 2020, of $123,113. As of January 1, 2020, the fair value of the net assets of the Senior Loan Funds was $136,088, which resulted in a $4,036 purchase premium that the Company recognized as realized loss in the Consolidated Statements of Operations.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. deferral excise tax was incurred for each of the three and nine months ended June 30, 2020 and 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2020. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2020 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the three and nine months ended June 30, 2020 and June 30, 2019.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2020 and September 30, 2019, the Company had deferred debt issuance costs of $4,597 and $4,939, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2020, was $1,539 and $2,843, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2019, was $461 and $1,597, respectively.

Recent Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU No. 2020-04.

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

For the three and nine months ended June 30, 2020, the Income Incentive Fee incurred was $3,081 and $12,832, respectively. For the three and nine months ended June 30, 2019, the Income Incentive Fee incurred was $3,501 and $9,697, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2020, the Company did not accrue a capital gain incentive fee. For the three and nine months ended June 30, 2019, the Company accrued a capital gain incentive fee of $28 and a reversal of $1,119, respectively. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2020 and September 30, 2019, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of June 30, 2020 and September 30, 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,613 and $639 as of June 30, 2020 and September 30, 2019, respectively, for accrued allocated shared services under the Administration Agreement. As of September 30, 2019, also included in accounts payable and other liabilities, is $763 of accrued allocated shared service fees payable to the Administrator that was assumed from GCIC in the Merger, which were paid by the Company to the Administrator in December 2019.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2020 were $856 and $4,146, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2019 were $338 and $1,547, respectively.

As of June 30, 2020 and September 30, 2019, included in accounts payable and other liabilities were $2,232 and $922, respectively, for expenses paid on behalf of the Company by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $763 of expenses paid on behalf of GCIC by the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Administrator and were assumed in the Merger and were paid by the Company to the Administrator in December 2019.

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

As discussed in Note 11, 3,191,448 shares were purchased in the rights offering by affiliates of the Investment Adviser.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of June 30, 2020 and September 30, 2019 consisted of the following:

	As of June 30, 2020			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$656,048	$649,601	$604,452	$601,788	$605,606	$589,340
One stop	3,698,347	3,721,489	3,548,148	3,514,266	3,559,030	3,474,116
Second lien	20,418	20,670	20,418	19,473	19,745	19,473
Subordinated debt	534	539	560	369	375	369
LLC equity interests in the SLFs(1)(2)	N/A	—	—	N/A	127,487	123,644
Equity	N/A	82,423	76,792	N/A	79,527	85,990
Total	$4,375,347	$4,474,722	$4,250,370	$4,135,896	$4,391,770	$4,292,932

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2020			As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$874,530	19.5%		$919,868	21.0%
Midwest	903,052	20.2		985,471	22.4
West	716,544	16.0		748,104	17.0
Southeast	1,040,919	23.3		944,794	21.5
Southwest	476,837	10.7		453,239	10.3
Northeast	325,816	7.3		217,138	4.9
Canada	100,672	2.2		99,823	2.3
United Kingdom	21,251	0.5		21,080	0.5
Australia	14,050	0.3		2,253	0.1
Luxembourg	974	0.0	*	—	—
Andorra	77	0.0	*	—	—
Total	$4,474,722	100.0%		$4,391,770	100.0%

Fair Value:
United States
Mid-Atlantic	$839,893	19.8%		$896,202	20.9%
Midwest	859,586	20.2		959,894	22.4
West	674,719	15.9		732,599	17.1
Southeast	987,506	23.2		929,922	21.6
Southwest	451,127	10.6		442,744	10.3
Northeast	309,138	7.3		211,920	4.9
Canada	95,192	2.2		97,392	2.3
United Kingdom	19,848	0.5		20,082	0.5
Australia	12,411	0.3		2,177	0.0 *
Luxembourg	898	0.0	*	—	—
Andorra	52	0.0	*	—	—
Total	$4,250,370	100.0%		$4,292,932	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2020 and September 30, 2019 were as follows:

	As of June 30, 2020		As of September 30, 2019
Amortized Cost:
Aerospace and Defense	$101,147	2.3%	$92,797	2.1%
Automobile	73,428	1.6	70,401	1.6
Beverage, Food and Tobacco	243,637	5.4	257,594	5.9
Broadcasting and Entertainment	—	—	2,136	0.0	*
Buildings and Real Estate	55,882	1.2	134,083	3.0
Chemicals, Plastics and Rubber	31,308	0.7	19,184	0.4
Containers, Packaging and Glass	3,815	0.1	—	—
Diversified/Conglomerate Manufacturing	146,809	3.3	127,441	2.9
Diversified/Conglomerate Service	1,623,189	36.3	1,470,501	33.5
Ecological	45,548	1.0	44,573	1.0
Electronics	254,651	5.7	257,587	5.9
Finance	19,373	0.4	19,532	0.4
Grocery	7,964	0.2	444	0.0	*
Healthcare, Education and Childcare	845,867	18.9	772,226	17.6
Home and Office Furnishings, Housewares, and Durable Consumer	31,726	0.7	21,551	0.5
Hotels, Motels, Inns, and Gaming	9,586	0.2	8,463	0.2
Insurance	97,853	2.2	105,238	2.4
Investment Funds and Vehicles	—	—	127,487	2.9
Leisure, Amusement, Motion Pictures, Entertainment	209,836	4.7	186,894	4.3
Mining, Steel, Iron and Non-Precious Metals	4,734	0.1	4,794	0.1
Oil and Gas	55,962	1.3	36,237	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	75,059	1.7	73,146	1.7
Personal, Food and Miscellaneous Services	180,251	4.0	214,582	4.9
Printing and Publishing	18,805	0.4	10,787	0.2
Retail Stores	308,979	6.9	302,054	6.9
Telecommunications	11,161	0.3	11,832	0.3
Textiles and Leather	4,167	0.1	4,080	0.1
Utilities	13,985	0.3	16,126	0.4
Total	$4,474,722	100.0%	$4,391,770	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2020		As of September 30, 2019
Fair Value:
Aerospace and Defense	$95,737	2.3%	$91,651	2.1%
Automobile	71,837	1.7	69,820	1.6
Beverage, Food and Tobacco	222,541	5.2	252,588	5.9
Broadcasting and Entertainment	—	—	2,108	0.1
Buildings and Real Estate	56,335	1.3	133,053	3.1
Chemicals, Plastics and Rubber	30,058	0.7	18,922	0.4
Containers, Packaging and Glass	3,811	0.1	—	—
Diversified/Conglomerate Manufacturing	138,058	3.2	124,040	2.9
Diversified/Conglomerate Service	1,578,091	37.1	1,442,750	33.6
Ecological	45,072	1.1	43,857	1.0
Electronics	248,136	5.8	249,678	5.8
Finance	18,588	0.4	18,883	0.4
Grocery	7,894	0.2	411	0.0 *
Healthcare, Education and Childcare	771,299	18.1	746,484	17.4
Home and Office Furnishings, Housewares, and Durable Consumer	28,783	0.7	20,894	0.5
Hotels, Motels, Inns, and Gaming	6,757	0.2	8,419	0.2
Insurance	98,493	2.3	104,086	2.4
Investment Funds and Vehicles	—	—	123,644	2.9
Leisure, Amusement, Motion Pictures, Entertainment	189,195	4.5	183,836	4.3
Mining, Steel, Iron and Non-Precious Metals	2,610	0.1	3,747	0.1
Oil and Gas	53,343	1.3	35,612	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	68,991	1.6	73,444	1.7
Personal, Food and Miscellaneous Services	174,507	4.1	208,728	4.9
Printing and Publishing	17,096	0.4	10,427	0.2
Retail Stores	294,497	6.9	294,463	6.9
Telecommunications	11,031	0.3	11,627	0.3
Textiles and Leather	3,761	0.1	3,927	0.1
Utilities	13,849	0.3	15,833	0.4
Total	$4,250,370	100.0%	$4,292,932	100.0%
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019, the Company had committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of September 30, 2019, $74,883 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $70,507 of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2020 and 2019, the Company received no dividend income from the LLC equity interests in SLF.

See below for certain summarized financial information for SLF as of September 30, 2019 and for the three months ended December 31, 2019 and the three and nine months ended June 30, 2019:

As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$152,259
Cash and other assets	8,759
Total assets	$161,018
Senior credit facility	$75,581
Other liabilities	424
Total liabilities	76,005
Members’ equity	85,013
Total liabilities and members' equity	$161,018

	Three months ended December 31,	Three months ended June 30,	Nine months ended June 30,
	2019	2019	2019
Selected Statement of Operations Information:
Interest income	$2,800	$3,217	$10,392
Fee income	—	—	9
Total investment income	2,800	3,217	10,401
Interest and other debt financing expense	634	980	3,300
Administrative service fee	61	65	209
Other expenses	(15)	23	72
Total expenses	680	1,068	3,581
Net investment income	2,120	2,149	6,820
Net realized gain (loss) on investments	—	—	(1,315)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(2,149)	(4,153)
Net increase (decrease) in members' equity	$517	$—	$1,352

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The outstanding forward currency contracts as of June 30, 2020 and September 30, 2019 were as follows:

As of June 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$113	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	100	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	248	—
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	259	—
						$720	$—

As of September 30, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$—	$(114)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(1)
						$—	$(115)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2020 and September 30, 2019.

As of June 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$720	$—	$720	$—	$720

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
The impact of derivative transactions for the three and nine months ended June 30, 2020 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the three months ended June 30, 2020	For the nine months ended June 30, 2020
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the three months ended June 30, 2020	For the nine months ended June 30, 2020
Foreign exchange	$(211)	$835

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2020:

Average U.S. Dollar notional outstanding	For the three months ended June 30, 2020	For the nine months ended June 30, 2020
Forward currency contracts	$34,928	$33,272

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2020 and September 30, 2019, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2020 and September 30, 2019:

As of June 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,173,578	$4,173,578
Equity investments(1)	—	—	76,792	76,792
Money market funds(1)(2)	19,809	—	—	19,809
Forward currency contracts	—	720	—	720
Total assets, at fair value:	$19,809	$720	$4,250,370	$4,270,899

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,083,298	$4,083,298
Equity investments(1)	—	—	85,990	85,990
Money market funds(1)(2)	9,963	—	—	9,963
Investment measured at NAV(3)(4)	—	—	—	123,644
Total assets, at fair value:	$9,963	$—	$4,169,288	$4,302,895
Liabilities at fair value:
Forward currency contracts	$—	$(115)	$—	$(115)
Total liabilities, at fair value:	$—	$(115)	$—	$(115)

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

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2020, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2020 was $98,574 and $(152,478), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2019 was $1,732 and $2,667, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2020 and 2019:

	For the nine months ended June 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	(117,261)	(12,097)	(129,358)
Realized gain (loss) on investments	(12,010)	1,938	(10,072)
Funding of (proceeds from) revolving loans, net	20,385	—	20,385
Fundings of investments	524,786	5,411	530,197
PIK interest	7,513	—	7,513
Proceeds from principal payments and sales of portfolio investments	(521,395)	(7,828)	(529,223)
Accretion of discounts and amortization of premiums	(19,429)	—	(19,429)
Transfers in (1)	207,691	3,378	211,069
Fair value, end of period	$4,173,578	$76,792	$4,250,370

	For the nine months ended June 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(6,004)	5,612	(392)
Realized gain (loss) on investments	(2,473)	(2,044)	(4,517)
Funding of (proceeds from) revolving loans, net	2,264	—	2,264
Fundings of investments	448,538	6,214	454,752
PIK interest	1,811	—	1,811
Proceeds from principal payments and sales of portfolio investments	(316,127)	(5,093)	(321,220)
Accretion of discounts and amortization of premiums	6,624	—	6,624
Fair value, end of period	$1,805,684	$45,395	$1,851,079

(1) Transfers in represent debt and equity investments acquired in the Purchase Agreement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and September 30, 2019.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$584,993	Market rate approach	Market interest rate	4.2% - 19.3% (7.0%)
		Market comparable companies	EBITDA multiples	5.0x - 19.0x (11.7x)
	6,261	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(3)(4)	$3,479,600	Market rate approach	Market interest rate	1.5% - 36.5% (8.1%)
		Market comparable companies	EBITDA multiples	4.5x - 27.0x (13.4x)
			Revenue multiples	1.5x - 10.0x (5.9x)
Subordinated debt and second lien loans(5)	$20,978	Market rate approach	Market interest rate	7.5% - 19.5% (10.7%)
		Market comparable companies	EBITDA multiples	9.0x - 16.0x (12.8x)
			Revenue multiples	4.5x - 7.5x (7.3x)
Equity(6)	$76,792	Market comparable companies	EBITDA multiples	4.5x - 24.0x (13.3x)
			Revenue multiples	1.5x - 7.5x (4.3x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Excludes $13,198 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.
(3)Excludes $68,548 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.
(4)The Company valued $3,048,896 and $430,704 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $20,805 and $173 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)The Company valued $66,371 and $10,421 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of June 30, 2020 and September 30, 2019.

	As of June 30, 2020		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,008,572	$1,984,892	$2,124,392	$2,125,683

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2020, the Company’s asset coverage for borrowed amounts was 235.8% (excluding the SBA debentures).

Debt Securitizations:

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the June 30, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the three and nine months ended June 30, 2020, the Company had repayments on the 2014 Notes of $21,920 and $45,807, respectively. For the three and nine months ended June 30, 2019, the Company had repayments on the 2014 Notes of $24,720 and $42,760, respectively. The 2014 Notes are scheduled to mature on April 25, 2026.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2020 and September 30, 2019, there were 58 and 68 portfolio companies with a total fair value of $220,719 and $275,727, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2020 based on the last interest rate reset was 1.0%. For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$525	$1,501	$2,288	$4,899
Amortization of debt issuance costs	—	—	—	110
Total interest and other debt financing expenses	$525	$1,501	$2,288	$5,009
Cash paid for interest expense	$750	$1,709	$2,777	$5,109
Annualized average stated interest rate	2.4%	3.7%	2.9%	3.7%
Average outstanding balance	$86,790	$161,242	$105,288	$178,184

As of June 30, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$41,212	$4,315	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aaa"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2020 and September 30, 2019, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of June 30, 2020 and September 30, 2019, there were 93 and 101 portfolio companies, respectively, with a total fair value of $571,621 and $592,462, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2020 based on the last interest rate reset was 1.1%. For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$3,008	$4,408	$10,438	$10,986
Amortization of debt issuance costs	104	105	315	262
Total interest and other debt financing expenses	$3,112	$4,513	$10,753	$11,248
Cash paid for interest expense	$3,528	$7,629	$11,327	$7,629
Annualized average stated interest rate	3.0%	4.3%	3.4%	4.3%
Average outstanding balance	$408,200	$408,200	$408,200	$339,419

As of June 30, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the June 30, 2020 and September 30, 2019 Consolidated Statement of Financial Condition as debt of the Company. As of June 30, 2020 and September 30, 2019, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of June 30, 2020 and September 30, 2019, there were 113 and 115 portfolio companies, respectively, with a total fair value of $867,814 and $893,003, respectively securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2020 based on the last interest rate reset was 1.1%. For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$4,031	$—	$13,854	$—
Accretion of discounts on notes issued	446	—	903	—
Total interest and other debt financing expenses	$4,477	$—	$14,757	$—
Cash paid for interest expense	4,674	$—	14,941	—
Annualized average stated interest rate	3.0%	N/A	3.4%	N/A
Average outstanding balance	$546,500	$—	$546,500	$—

As of June 30, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of June 30, 2020, the 2014 Notes, the 2018 Notes and GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer, respectively, and indentures governing each of the 2014 Notes, the 2018 Notes, and GCIC 2018 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of June 30, 2020, SBIC IV, SBIC V and SBIC VI had $69,700, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI had $90,000, $165,000 and $32,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2022 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through June 30, 2020, SBIC IV and SBIC V have repaid $80,300 and $23,250 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of June 30, 2020 and September 30, 2019, SBIC VI had $29,000 and $18,000, respectively, of undrawn debenture commitments, of which $29,000 and $18,000, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of June 30, 2020 is fixed at an average annualized interest rate of 3.1%. For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$2,208	$2,424	$7,026	$7,171
Amortization of debt issuance costs	314	216	904	648
Total interest and other debt financing expenses	$2,522	$2,640	$7,930	$7,819
Cash paid for interest expense	$—	$—	$4,826	$4,711
Annualized average stated interest rate	3.1%	3.4%	3.2%	3.4%
Average outstanding balance	$287,450	$287,549	$297,157	$283,703

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

As of June 30, 2020 and September 30, 2019, the Company had no outstanding debt under the Credit Facility. For the three and nine months ended June 30, 2019, the Company had borrowings on the Credit Facility of $0 and $274,522, respectively, and repayments on the Credit Facility of $0 and $410,547, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$—	$—	$—	$1,455
Facility fees	—	—	—	189
Amortization of debt issuance costs	—	—	—	156
Total interest and other debt financing expenses	$—	$—	$—	$1,800
Cash paid for interest expense and facility fees	$—	$—	$—	$2,033
Annualized average stated interest rate	N/A	N/A	N/A	4.5%
Average outstanding balance	$—	$—	$—	$42,788

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

As of June 30, 2020 and September 30, 2019, the Company had no outstanding debt under the MS Credit Facility. For the three and nine months ended June 30, 2019, the Company had borrowings on the MS Credit Facility of $0 and $147,100, respectively, and repayments on the MS Credit Facility of $0 and $381,800, respectively.

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$—	$—	$—	$1,453
Amortization of debt issuance costs	—	—	—	190
Total interest and other debt financing expenses	$—	$—	$—	$1,643
Cash paid for interest expense and facility fees	$—	$—	$—	$3,174
Annualized average stated interest rate	N/A	N/A	N/A	4.2%
Average outstanding balance	$—	$—	$—	$45,717

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changed the date under which the borrowing capacity reverts from $500,000 to $200,000 to June 30, 2020 from March 31, 2020. On June 18, 2020, the Company entered into an amendment that increased the borrowing capacity through the full term of the MS Credit Facility II from $200,000 to $400,000. As of June 30, 2020, the MS Credit Facility II allows Funding II to borrow up to $400,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
The period from February 1, 2019 until February 1, 2021 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. Prior to June 18, 2020, borrowings under the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Effective June 18, 2020, during the Revolving Period, the MS Credit Facility II bears interest at the applicable base rate plus 2.45%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.95% for the remaining term of the MS Credit Facility II. The revolving period will continue through February 1, 2021 unless there is an earlier termination or event of default. The base rate under the MS Credit Facility II is (i) the one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) the one-month EURIBOR with respect to any advances denominated in euros, and (iii) the one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is February 1, 2024.
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
As of June 30, 2020 and September 30, 2019, the Company had outstanding debt under the MS Credit Facility II of $325,831 and $259,946, respectively. For the three and nine months ended June 30, 2020, the Company had borrowings on the MS Credit Facility II of $7,000 and $210,543, respectively, and repayments on the MS Credit Facility II of $90,400 and $144,931, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the MS Credit Facility II of $117,350 and $348,613, respectively, and repayments on the MS Credit Facility II of $109,428 and $164,078, respectively.

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$2,258	$1,991	$8,992	$3,179
Facility fees	163	38	425	64
Amortization of debt issuance costs	1,121	140	1,624	231
Total interest and other debt financing expenses	$3,542	$2,169	$11,041	$3,474
Cash paid for interest expense and facility fees	$3,529	$1,421	$9,233	$1,421
Annualized average stated interest rate	2.5%	4.4%	3.3%	4.4%
Average outstanding balance	$360,198	$181,512	$367,662	$95,814

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent which, as of June 30, 2020, allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.  The WF Credit Facility bears interest at one-month LIBOR plus 2.00%.  The reinvestment period of the WF Credit Facility expires on March 20, 2021 and the WF Credit Facility matures on March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the WF Credit Facility.

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

As of June 30, 2020 and September 30, 2019, the Company had outstanding debt under the WF Credit Facility of $214,358 and $253,847, respectively. As a result of the Merger, the Company assumed $255,861 of debt under the WF Credit Facility. For the three and nine months ended June 30, 2020, the Company had borrowings on the WF Credit Facility of $40,300 and $307,281, respectively, and repayments on the WF Credit Facility of $105,150 and $346,850, respectively. For the three and nine months ended June 30, 2019, the Company had no borrowings and repayments on the WF Credit Facility.

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$1,427	$—	5,749	$—
Facility fees	81		243	—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$1,508	$—	$5,992	$—
Cash paid for interest expense	$1,672	$—	$6,258	$—
Annualized average stated interest rate	2.4%	N/A	3.2%	N/A
Average outstanding balance	$236,364	$—	$237,981	$—

Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, which as of June 30, 2020 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of June 30, 2020, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

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

As of June 30, 2020 and September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $150,280 and $248,042, respectively. As a result of the Merger, the Company assumed $248,042 of debt under the DB Credit Facility. For the three and nine months ended June 30, 2020, the Company had borrowings on the DB Credit Facility of $0 and $68,200, respectively, and repayments on the DB Credit Facility of $96,950 and $166,250, respectively. For the three and nine months ended June 30, 2019, the Company had no borrowings and repayments on the DB Credit Facility.

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$1,285	$—	$5,729	$—
Facility fees	190		363	—
Total interest and other debt financing expenses	$1,475	$—	$6,092	$—
Cash paid for interest expense	$1,873	$—	$6,791	$—
Annualized average stated interest rate	2.6%	N/A	3.4%	N/A
Average outstanding balance	$199,553	$—	$223,937	$—

Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, SLF Credit Facility. On June 29, 2020, the SLF Credit Facility was repaid in full and subsequently terminated. Prior to the facility's termination, the reinvestment period of the SLF Credit Facility expired on August 29, 2018 and the maximum commitment was equal to advances outstanding due to leverage and borrowing base restrictions. The stated maturity date of the SLF Credit Facility was August 30, 2022. The SLF Credit Facility bore interest at one-month LIBOR plus 2.05%, depending on the composition of the collateral asset portfolio. In addition, the SLF Credit Facility was collateralized by all of the assets held by SLF II, and SLF had committed to provide a minimum of $12,500 of unencumbered liquidity. SLF had made customary representations and warranties and was required to comply with various covenants and reporting requirements.

There was no outstanding balance under the SLF II Credit Facility as of June 30, 2020. For the three and nine months ended June 30, 2020, SLF II had borrowings on the SLF Credit Facility of $0 and $0, respectively, and SLF II had repayments on the SLF Credit Facility totaling $29,543 and $52,252, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$159	$—	$445	$—
Cash paid for interest expense	219	—	445	—
Annualized average stated interest rate	2.5%	—%	3.1%	—
Average outstanding balance	$26,037	$—	$19,424	$—

Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, the GCIC SLF Credit Facility. On June 29, 2020, the GCIC SLF Credit Facility was repaid in full and subsequently terminated. Prior to the facility's termination, the reinvestment period of the GCIC SLF Credit Facility expired on September 27, 2018 and the maximum commitment was equal to advances outstanding due to leverage and borrowing base restrictions. The stated maturity date of the GCIC SLF Credit Facility was September 28, 2022. The GCIC SLF Credit Facility bore interest at one-month LIBOR plus 2.05% per annum, depending on the composition of the collateral asset portfolio. The GCIC SLF Credit Facility was collateralized by all of the assets held by GCIC SLF II and GCIC SLF had committed to provide a minimum of $7,500 of unencumbered liquidity. GCIC SLF had made customary representations and warranties and was required to comply with various covenants and reporting requirements.

The was no outstanding balance under the GCIC SLF Credit Facility as of June 30, 2020. For the three and nine months ended June 30, 2020, GCIC SLF II had borrowings on the GCIC SLF Credit Facility of $0 and $0, respectively, and GCIC SLF II had repayments on the GCIC SLF Credit Facility totaling $31,655 and $44,416, respectively.

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$185	$—	$480	$—
Cash paid for interest expense	250	—	487	—
Annualized average stated interest rate	2.5%	N/A	3.0%	N/A
Average outstanding balance	$30,361	$—	$21,233	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000, and simultaneously terminated the Adviser Revolver II, which had been assumed by the Company as a result of the Merger on September 16, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.2% as of June 30, 2020. As of June 30, 2020 and September 30, 2019, the Company had no outstanding debt under the Adviser Revolver or the Adviser Revolver II. For the three and nine months ended June 30, 2020, the Company had $5,000 and $127,500 in borrowings and $32,500 and $127,500 in repayments on the Adviser Revolver. For the three and nine months ended June 30, 2019, the Company had no

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

borrowings or repayments on the Adviser Revolver. For the three and nine months ended June 30, 2020, the Company incurred $11 and $33 in interest expense and $24 and $42 in cash was paid for interest on the Adviser Revolver, respectively. For the three and nine months ended June 30, 2019, the Company incurred no interest expense and no cash was paid for interest on the Adviser Revolver.

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

As of June 30, 2020 and September 30, 2019, the Company had no short-term borrowings. For the three and nine months ended June 30, 2020, the annualized effective interest rate on short-term borrowings was 0.0% and 3.3%, respectively, and interest expense was $0 and $1,533, respectively. For the three and nine months ended June 30, 2019, the annualized effective interest rate on short-term borrowings was 4.9% and 4.8%, respectively, and interest expense was $26 and $276, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2020, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0, and $0, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $105.

For the three and nine months ended June 30, 2020, the average total debt outstanding (including the debt under the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, SBA Debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, WF Credit Facility, DB Credit Facility, SLF Credit Facility, GCIC SLF Credit Facility, Adviser Revolver, Adviser Revolver II and Other Short-Term Borrowings) was $2,186,392 and $2,272,045, respectively. For the three and nine months ended June 30, 2019, the average total debt outstanding (including the debt under the 2010 Debt Securitization, 2014 Debt Securitization, the 2018 Debt Securitization, SBA debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, Adviser Revolver, and Other Short-Term Borrowings) was $1,040,683 and $993,221, respectively.

For the three and nine months ended June 30, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.2% and 3.6%, respectively. For the three and nine months ended June 30, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.2% and 4.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$80,527	$—	$—	$—	$80,527
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization(1)	541,926	—	—	—	541,926
SBA Debentures	287,450	—	69,700	35,500	182,250
WF Credit Facility	214,358	—	—	214,358	—
MS Credit Facility II	325,831	—	—	325,831	—
DB Credit Facility	150,280	—	—	150,280	—
Total borrowings	$2,008,572	$—	$69,700	$725,969	$1,212,903

(1) Includes $4,574 of discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2020, the Company had outstanding commitments to fund investments totaling $109,155, including $28,253 of commitments on undrawn revolvers. As of September 30, 2019, the Company had outstanding commitments to fund investments totaling $261,642. As described in Note 4, as of September 30, 2019, the Company had commitments of up to $100,117 to SLF and up to $61,019 to GCIC SLF, that could have been contributed primarily for the purpose of funding new investments approved by the investment committees of SLF and GCIC SLF, as applicable.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of June 30, 2020 and September 30, 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	For the nine months ended June 30,
Per share data:(1)	2020	2019
Net asset value at beginning of period	$16.76	$16.10
Net increase in net assets as a result of issuance of DRIP shares(2)	0.01	0.01
Net decrease in net assets as a result of issuance of shares(3)	(1.13)	—
Distributions declared:
From net investment income	(1.00)	(0.95)
From capital gains	(0.08)	(0.13)
Net investment income	0.71	0.98
Net realized gain (loss) on investment transactions	(0.10)	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(4)	(1.12)	0.01
Net asset value at end of period	$14.05	$15.95
Per share market value at end of period	$11.65	$17.80
Total return based on market value(5)	(33.40)%	1.23%
Number of common shares outstanding	167,259,511	60,715,908

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019
Ratio of net investment income to average net assets*	6.07%	8.18%
Ratio of total expenses to average net assets(6)*	7.54%	8.54%
Ratio of incentive fees to average net assets	0.58%	0.89%
Ratio of expenses (without incentive fees) to average net assets*	6.96%	7.65%
Total return based on average net asset value(7)*	(2.42)%	7.65%
Net assets at end of period	$2,350,053	$968,220
Average debt outstanding	$2,272,044	$993,221
Average debt outstanding per share	$13.58	$16.36
Portfolio turnover*	20.04%	22.15%
Asset coverage ratio(8)	235.83%	227.84%
Asset coverage ratio per unit(9)	$2,358	$2,278
Average market value per unit:(10)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
GCIC Credit Facility	N/A	N/A
MS Credit Facility	N/A	N/A
MS Credit Facility II	N/A	N/A
Revolver	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.
(3)Net decrease in net assets as a result of issuance of shares through the rights offering. Refer to Note 11.
(4)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.
(5)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(6)Expenses, other than incentive fees, are annualized for a period less than one year.
(7)Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(8)Effective February 6, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 ACT, is at least 150% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC). Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).
(9)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. These amounts exclude the SBA debentures pursuant to exemptive relief the Company received from the SEC on September 13, 2011.
(10)Not applicable because such senior securities are not registered for public trading.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Earnings (loss) available to stockholders	$142,143	$19,200	$(39,773)	$55,427
Basic and diluted weighted average shares outstanding(1)	153,184,678	62,558,079	142,753,605	62,358,520
Basic and diluted earnings (loss) per share	$0.93	$0.31	$(0.28)	$0.89

(1)The weighted average shares of the Company's common stock outstanding used in computing basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2020 and 2019 have been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020. See Note 11 for more information on the transferable rights offering.

Note 11. Stockholders' Equity

On May 15, 2020, the Company completed a transferable rights offering, issuing 33,451,902 shares at a subscription price of $9.17 per share. Net proceeds after deducting dealer manager fees and other offering expenses were approximately $300,427. 3,191,448 shares were purchased in the rights offering by affiliates of the Investment Adviser.
shares were purchased in the rights offering by affiliates of the Investment Adviser.

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended June 30, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(1)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,034	(2)
05/06/2020	06/09/2020	06/29/2020	$0.29		$31,851	—	$16,654	(3)
Nine months ended June 30, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(4)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828
05/07/2019	06/07/2019	06/28/2019	$0.32		$17,215	128,505	$2,173

(1)Includes a special distribution of $0.13 per share.
(2)In accordance with the Company's DRIP, 1,125,098 shares of the Company's stock were purchased in the open market at an average price of $12.47 and were issued to stockholders of the Company participating in DRIP.
(3)In accordance with the Company's DRIP, 1,399,836 shares of the Company's stock were purchased in the open market at an average price of $11.90 and were issued to stockholders of the Company participating in DRIP.
(4)Includes a special distribution of $0.12 per share.

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

On August 4, 2020, the Company's board of directors declared a quarterly distribution of $0.29 per share, which is payable on September 29, 2020 to holders of record as of September 8, 2020.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019 and in our quarterly report on Form 10-Q for the three months ended March 31, 2020.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of June 30, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

As of June 30, 2020 and September 30, 2019, our portfolio at fair value was comprised of the following:

	As of June 30, 2020		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$604,452	14.2%	$589,340	13.7%
One stop	3,548,148	83.5	3,474,116	80.9
Second lien	20,418	0.5	19,473	0.5
Subordinated debt	560	— *	369	— *
LLC equity interests in SLF and GCIC SLF(1)	—	—	123,644	2.9
Equity	76,792	1.8	85,990	2.0
Total	$4,250,370	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, an unconsolidated Delaware LLC, or SLF, and GCIC Senior Loan Fund LLC, an unconsolidated Delaware LLC, or GCIC SLF, were utilized by SLF and GCIC SLF, or the Senior Loan Funds and each a Senior Loan Fund, to invest in senior secured loans. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us. See"--SLF and GCIC SLF Purchase Agreement" below.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2020 and September 30, 2019, one stop loans included $430.7 million and $414.7 million, respectively, of late stage lending loans at fair value.

As of June 30, 2020 and September 30, 2019, we had debt and equity investments in 254 and 241 portfolio companies, respectively. In addition, as of September 30, 2019, we had an investment in SLF and GCIC SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Weighted average annualized income yield (1)	7.7%	8.6%	7.7%	8.7%
Weighted average annualized investment income yield (2)	8.1%	9.2%	8.1%	9.2%
Total return based on average net asset value (3)*	26.8%	7.9%	(2.4)%	7.7%
Total return based on market value (4)	(5.0)%	1.4%	(33.4)%	1.2%

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

Rights Offering

On May 15, 2020, we completed a transferable rights offering. We issued to stockholders of record on April 8, 2020 one transferable right for each four shares of our common stock held on the record date. Each holder of rights was entitled to subscribe for one share of common stock for every right held at a subscription price of $9.17 per share. On May 15, 2020, we issued a total of 33,451,902 shares. Net proceeds after deducting the dealer manager fees and other offering expenses were approximately $300.4 million. 3,191,448 shares were purchased in the rights offering by affiliates of GC Advisors.

COVID-19 Pandemic

The rapid spread of COVID-19, which has been identified as a global pandemic by the World Health Organization, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors (including those relating to us). GC Advisors has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the coronavirus, including the duration of the closures and restrictions described above. While several countries, as well as certain states in the United States, have begun to lift travel restrictions, business closures and other quarantine measures, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries such as retail and travel, to experience financial distress and possibly to default on their financial obligations to us and their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Business disruption and financial distress experienced by our portfolio companies is likely to reduce, over time, the amount of interest and dividend income that we receive from our investments and may require us to contribute additional capital to such companies in the form of follow on investments. We may need to restructure the capitalization of some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our future distributions to stockholders. We proactively and aggressively commenced on a number of actions to support and evaluate our portfolio companies when the COVID-19 pandemic began to impact the U.S. economy including gathering full information from a variety of sources including third-party experts, management teams of our borrowers, the private equity sponsor owners of our borrowers and other sources and immediate outreach to our private equity sponsor partners to establish candid, two-way, real-time communications. We believe these actions have led and will lead to increased and better solutions for our borrowers and believe our long-term relationships with these sponsors will create appropriate incentives for them to collaborate with us to address such portfolio company needs. In addition, GC Advisors’ underwriting team has segmented our portfolio to highlight those borrowers with moderate or higher risk of material impacts to their business operations from COVID-19. We believe that early identification of vulnerable credits means more and better solutions to address potential problems.

During the three months ended June 30, 2020, we executed over 50 credit-enhancing amendments (representing over 10% of total debt investments at fair value) with a focus on borrowers in COVID-19 impacted sub-sectors and had only one borrower default on their principal and interest payment. In addition, during the three months ended June 30, 2020, we experienced a meaningful reversal of some of the unrealized depreciation recognized during the three months ended March 31, 2020 as the U.S. economy began reopening sooner than expected, portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. Due to the resurgence of COVID-19 in some parts of the country, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended June 30, 2020.

As of June 30, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Our revolving credit facilities, described in Note 7 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows. See “Item 1A.—Risk Factors—Risks Relating to our Business and Structure—We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in us” included in our most recent annual report on Form 10-K.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of June 30, 2020, over 90% of our floating rate loans were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor.

Certain of the notes issued in each of the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization have floating rate interest provisions. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee as a result of our 8% hurdle rate or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We completed an industry subsegment analysis as of June 30, 2020 to evaluate the exposure of our portfolio companies to adverse effects on their business operations as a result of the COVID-19 pandemic. As of June 30, 2020, more than 80% of our portfolio at fair value was comprised of investments in industry subsegments that we have identified as less exposed to negative impacts from the COVID-19 pandemic, less than 20% of our portfolio at fair value was comprised of investments in industry subsegments that we believe have and will continue to experience significant financial distress as a result of the COVID-19 pandemic and less than 1% of our portfolio at fair value was comprised of investments in industry subsegments that were identified as most significantly exposed to adverse effects resulting from the COVID-19 pandemic. As of June 30, 2020, less than 1% of our portfolio at fair value represented second lien debt, mezzanine debt and other asset classes that we believe are particularly vulnerable due to the economic and market volatility and uncertainty resulting from the COVID-19 pandemic. Our portfolio by industry subsegments and our view of the exposure of our portfolio companies to the adverse effects of the COVID-19 pandemic as of June 30, 2020 is as follows:

Industry Subsegments[1]
Less exposed to COVID-19 (>80% of portfolio2)	Significantly exposed to COVID-19 exposure (<20% of portfolio2)	Most significantly exposed to COVID-19 (<1% of portfolio2)
Software & Technology	Restaurants	Airlines & Aircraft Finance
Business Services	Dental Care	Boating & Marine
Healthcare[3]	Eye Care	Entertainment
Aerospace & Defense	Fitness Franchises	Gaming
Distribution	Retail	Hotels
Financial Services		Metals & Mining
Food & Beverage		Oil & Gas
Manufacturing		Project Finance
Education		Real Estate
Shipping

(1)Industry subsegments are based on GC Advisors' internal analysis and industry classifications as of June 30, 2020.
(2)At fair value as of June 30, 2020.
(3)Excludes Dental Care and Eye Care subsegments.

The table below details changes in the weighted average price of our debt investments held as of June 30, 2020 and the net change in unrealized appreciation (depreciation) on investments for the three months ended June 30, 2020 by Internal Performance Rating (as defined in the "Portfolio Composition, Investment Activity and Yield" section below). Additionally, the following table details the primary drivers of changes in weighted average price of our debt investments by Internal Performance Rating category as of June 30, 2020 as compared to March 31, 2020.

	Weighted Average Price[1]
Category	As of March 31, 2020	As of June 30, 2020	Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended June 30, 2020 per share (2)(3)	% of Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended June 30, 2020 (2)
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	96.2	98.7	$0.75	100.0%
Internal Performance Rating 3 (Performing Below Expectations)	90.0	90.9	0.05	7.0%
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	65.1	57.4	(0.05)	(7.0)%
Total	$94.0	$96.3	$0.75	100.0%

(1)Includes debt investments only. “Total” row reflects weighted average price of total fair value of debt investments.
(2)Net Change in Unrealized Depreciation on Investments Held as of June 30, 2020 includes the net change in unrealized appreciation (depreciation) for the three months ended June 30, 2020.
(3)Based on weighted average shares outstanding for the three months ended June 30, 2020.

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

Recent Developments

On August 4, 2020, our board of directors declared a quarterly distribution of $0.29 per share, which is payable on September 29, 2020 to holders of record as of September 8, 2020.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2020 and 2019 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest income	$76,075	$38,828	$37,247	$243,245	$115,409	$127,836
Income from accretion of discounts and origination fees	4,025	2,694	1,331	12,566	6,624	5,942
GCIC acquisition purchase premium amortization	(7,558)	—	(7,558)	(31,995)	—	(31,995)
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	—	—	—	1,905	—	1,905
Dividend income	—	59	(59)	180	117	63
Fee income	668	524	144	1,040	1,171	(131)
Total investment income	73,210	42,105	31,105	226,941	123,321	103,620
Total expenses	38,142	22,699	15,443	127,196	64,042	63,154
Net investment income (loss)	35,068	19,406	15,662	99,745	59,279	40,466
Net realized gain (loss) on investment transactions	(4,905)	(700)	(4,205)	(11,724)	(4,539)	(7,185)
Net realized gain (loss) on investment transactions due to purchase premium	(19)	—	(19)	(2,369)	—	(2,369)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	104,422	494	103,928	(159,789)	687	(160,476)
Net change in unrealized depreciation on investment transactions due to purchase premium	7,577	—	7,577	34,364	—	34,364
Net gain (loss) on investment transactions	107,075	(206)	107,281	(139,518)	(3,852)	(135,666)
Net increase (decrease) in net assets resulting from operations	$142,143	$19,200	$122,943	$(39,773)	$55,427	$(95,200)
Average earning debt investments, at fair value(2)	$4,009,622	$1,828,616	$2,181,006	$4,213,938	$1,798,034	$2,415,904

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

	For the three months ended June 30,			For the nine months ended June 30,
	2020		2019	2020	2019
	(In thousands)			(In thousands)
Net investment income	$35,068		$19,406	$99,745	$59,279
Add: GCIC acquisition purchase premium amortization	7,558		—	31,995	—
Less: Accrual (reversal) for capital gain incentive fee	—		29	—	(1,118)
Adjusted net investment income	$42,626		$19,435	$131,740	$58,161

Net gain (loss) on investment transactions	$107,075		$(206)	$(139,518)	$(3,852)
Add: Realized loss on investment transactions due to purchase premium	19		—	2,369	—
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,577)		—	(34,364)	—
Adjusted net realized and unrealized gain/(loss)	$99,517	99517	$(206)	$(171,513)	$(3,852)

Net increase (decrease) in net assets resulting from operations	$142,143		$19,200	$(39,773)	$55,427
Add: GCIC acquisition purchase premium amortization	7,558		—	31,995	—
Less: Accrual (reversal) for capital gain incentive fee	—		29	—	(1,118)
Add: Realized loss on investment transactions due to purchase premium	19		—	2,369	—
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,577)		—	(34,364)	—
Adjusted net income/(loss)	$142,143		$19,229	$(39,773)	$54,309

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

Investment Income

Investment income increased from the three months ended June 30, 2019 to the three months ended June 30, 2020 by $31.1 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $2.2 billion as a result of the acquisition of GCIC on September 16, 2019 and the consolidation of SLF and GCIC SLF on January 1, 2020. This increase in our investment income as a result of an increase in the average balance of our accruing loans was partially offset by amortization of the GCIC acquisition purchase premium. Investment income increased from the nine months ended June 30, 2019 to the nine months ended June 30, 2020 by $103.6 million primarily as a result of an increase in the average earning debt investments balance of $2.4 billion as a result of the acquisition of GCIC and the consolidation of SLF and GCIC SLF, partially offset by the amortization of the GCIC acquisition purchase premium.

The income yield by debt security type for the three and nine months ended June 30, 2020 and 2019 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Senior secured	7.1%	7.6%	6.7%	7.5%
One stop	7.8%	8.7%	7.9%	8.8%
Second lien	11.0%	10.9%	11.2%	10.8%
Subordinated debt	10.2%	7.6%	16.1%	8.5%

Income yields on one stop and senior secured loans decreased for the three and nine months ended June 30, 2020 as compared to the three and nine months ended June 30, 2019, primarily due to a decrease in the average LIBOR.
As of June 30, 2020, we have three second lien investments and four subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variance
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$15,977	$10,388	$5,589	$58,501	$29,672	$28,829
Amortization of debt issuance costs	1,539	461	1,078	2,843	1,597	1,246
Base management fee	14,437	6,675	7,762	44,501	19,708	24,793
Income incentive fee	3,081	3,500	(419)	12,832	9,696	3,136
Capital gain incentive fee	—	29	(29)	—	(1,118)	1,118
Professional fees	1,324	727	597	3,308	1,981	1,327
Administrative service fee	1,613	681	932	4,461	2,043	2,418
General and administrative expenses	171	238	(67)	750	463	287
Total expenses	$38,142	$22,699	$15,443	$127,196	$64,042	$63,154
Average debt outstanding	$2,186,392	$1,040,682	$1,145,710	$2,272,044	$993,221	$1,278,823

Interest Expense

Interest and other debt financing expenses increased by $5.6 million from the three months ended June 30, 2019 to the three months ended June 30, 2020 primarily due to an increase in the weighted average of outstanding borrowings from $1.0 billion for the three months ended June 30, 2019 to $2.2 billion for the three months ended June 30, 2020. Interest and other debt financing expenses increased by $28.8 million from the nine months ended June 30, 2019 to the nine months ended June 30, 2020 primarily due to an increase in the weighted average of outstanding borrowings from $1.0 billion for the nine months ended June 30, 2019 to $2.3 billion for nine months ended June 30, 2020. For more information about our outstanding borrowings for the nine months ended June 30, 2020 and 2019, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fee, on our outstanding debt decreased to 3.2% for the three months ended June 30, 2020 from 4.2% for the three months ended June 30, 2019 primarily due to a lower average LIBOR.

The effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our outstanding debt decreased to 3.6% for the nine months ended June 30, 2020 from 4.2% for the nine months ended June 30, 2019 primarily due to a lower average LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three and nine months ended June 30, 2019 to the three and nine months ended June 30, 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable, consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $0.4 million from the three months ended June 30, 2019 to the three months ended June 30, 2020 primarily as a result of a lower rate of return on the value of our net assets driven by a decrease in LIBOR. The Income Incentive Fee increased by $3.1 million from nine months ended June 30, 2019 to the nine months ended June 30, 2020 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements), partially offset by a lower rate of return on the value of our net assets driven by a decrease in LIBOR. As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, the increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the three months ended June 30, 2020, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 8.1% compared to 15.3% for the three months ended June 30, 2019. For the nine months ended June 30, 2020, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 11.4% compared to 14.3% for the nine months ended June 30, 2019.

For each of the three and nine months ended June 30, 2020 and 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement or Prior Investment Advisory Agreement. The capital gain incentive fee accrual calculated in accordance with GAAP as of the three and nine months ended June 30, 2020 was $0 and $0, respectively. The capital gain incentive fee accrual calculated in accordance with GAAP as of the three and nine months ended June 30, 2019 was less than $0.1 million and a reversal of $1.1 million, or $0.02 per share, respectively. Any payment due under the terms of the Investment Advisory Agreement or Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year. Through December 31, 2018, we paid $2.8 million of Capital Gain Incentive Fees calculated in accordance with the Prior Investment Advisory Agreement. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, have been deemed payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.5 million from the three months ended June 30, 2019 to the three months ended June 30, 2020 and increased by $4.0 million from the nine months ended June 30, 2019 to the nine months ended June 30, 2020. The increases were due to higher costs incurred to service a growing portfolio primarily as a result of the Merger. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth other than as a result of a merger or other large acquisition and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended June 30, 2020 and 2019 were $0.9 million and $0.3 million, respectively. Total expenses reimbursed by us to the Administrator for the nine months ended June 30, 2020 and 2019 were $4.1 million and $1.5 million, respectively.

As of June 30, 2020 and September 30, 2019, included in accounts payable and other liabilities were $2.2 million and $0.9 million, respectively, for expenses paid on behalf of us by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $0.8 million of expenses paid on behalf of GCIC by the Administrator, which were assumed in the Merger.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variance
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(4,925)	$(717)	$(4,208)	$(14,108)	$(4,517)	$(9,591)
Foreign currency transactions	1	17	(16)	15	(22)	37
Net realized gain (loss) on investment transactions	$(4,924)	$(700)	$(4,224)	$(14,093)	$(4,539)	$(9,554)
Unrealized appreciation on investments	140,215	11,003	129,212	33,234	27,393	5,841
Unrealized (depreciation) on investments	(26,783)	(10,317)	(16,466)	(162,591)	(27,785)	(134,806)
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	—	—	—	3,843	1,183	2,660
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(1,222)	(192)	(1,030)	(746)	(104)	(642)
Unrealized appreciation (depreciation) on forward currency contracts	(211)	—	(211)	835	—	835
Net change in unrealized appreciation (depreciation) on investment transactions	$111,999	$494	$111,505	$(125,425)	$687	$(126,112)

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger and was not held during the three and nine months ended June 30, 2019. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us.
For the three months ended June 30, 2020, we had a net realized loss on investments and foreign currency transactions of $4.9 million primarily due to a $4.2 million realized loss recognized as a result of the write-off of one of our portfolio companies. For the nine months ended June 30, 2020, we had a net realized loss of $14.1 million primarily attributable to the realized losses on multiple portfolio companies due to restructures and write-offs and $4.0 million in realized loss that resulted from the consolidation of SLF and GCIC SLF, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended June 30, 2019, we had a net realized loss on investments and foreign currency transactions of $0.7 million primarily due to sale of equity investments in multiple portfolio companies. For the nine months ended June 30, 2019, we had a net realized loss on investments and foreign currency transactions of $4.5 million primarily due to realized losses recognized on the restructure of one portfolio company investment, realized losses on the sale of a few portfolio company investments, partially offset by the realized gains from the sale of a few portfolio company investments.

For the three months ended June 30, 2020, we had $140.2 million in unrealized appreciation on 232 portfolio company investments, which was offset by $26.8 million in unrealized depreciation on 40 portfolio company investments. For the nine months ended June 30, 2020, we had $33.2 million in unrealized appreciation on 103 portfolio company investments, which was offset by $162.6 million in unrealized depreciation on 167 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the nine months ended June 30, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

For the three months ended June 30, 2019, we had $11.0 million in unrealized appreciation on 134 portfolio company investments, which was offset by $10.3 million in unrealized depreciation on 199 portfolio company investments. For the nine months ended June 30, 2019, we had $27.4 million in unrealized appreciation on 176 portfolio company investments, which is offset by $27.8 million in unrealized depreciation on 197 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of a few portfolio company investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and nine months ended June 30, 2019.

Liquidity and Capital Resources

For the nine months ended June 30, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $35.6 million. During the period, cash provided by operating activities was $85.5 million, primarily as a result of the proceeds from principal payments and sales of portfolio investments of $533.6 million and net investment income of $99.7 million, partially offset by fundings of portfolio investments of $530.2 million and fundings of revolving loans of $20.4 million. Lastly, cash used in financing activities was $49.9 million, primarily driven by repayments of debt of $961.6 million, repayments on short-term borrowings of $65.0 million, distributions paid of $102.8 million, repurchases of common stock under the DRIP of $30.7 million, offset by borrowings on debt of $747.4 million, proceeds from short-term borrowings of $64.8 million and net proceeds from the rights offering of $300.4 million.

For the nine months ended June 30, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $65.1 million. During the period, cash used in operating activities was $80.4 million, primarily as a result of fundings of portfolio investments of $456.5 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $323.5 million and net investment income of $59.3 million. Lastly, cash provided by financing activities was $145.4 million, primarily driven by borrowings on debt of $1.2 billion that were partially offset by repayments of debt of $999.2 million and distributions paid of $56.1 million.

As of June 30, 2020 and September 30, 2019, we had cash and cash equivalents of $29.3 million and $6.5 million, respectively. In addition, we had foreign currencies of $1.2 million and $0.1 million as of June 30, 2020 and September 30, 2019, respectively, restricted cash and cash equivalents of $87.6 million and $76.4 million as of June 30, 2020 and September 30, 2019, respectively, and restricted foreign currencies of $2.1 million and $1.3 million as of June 30, 2020 and September 30, 2019, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of June 30, 2020 and September 30, 2019, we had $325.8 million and $259.9 million outstanding under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements), respectively. As of June 30, 2020, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, to borrow up to $400.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $74.2 million and $40.1 million of remaining commitments, respectively, and $54.9 million and less than $1.0 million of availability, respectively, on the MS Credit Facility II.

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

WF Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the WF Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2020, allowed GCIC Funding LLC, or GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2020 and September 30, 2019, we had outstanding debt under the WF Credit Facility of $214.4 million and $253.8 million, respectively. As of June 30, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $85.6 million and $46.2 million of remaining commitments, respectively, and $89.1 million and $0.5 million of availability, respectively, on the WF Credit Facility.

DB Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the DB Credit Facility (as defined in Note 7 of our consolidated financial statements), which as of June 30, 2020, allowed GCIC Funding II LLC, or GCIC Funding II, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2020 and September 30, 2019, we had outstanding debt under the DB Credit Facility of $150.3 million and $248.0 million, respectively. As of June 30, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $99.7 million and $2.0 million of remaining commitments, respectively, and $95.1 million and $0.1 million of availability, respectively, on the DB Credit Facility.

SLF Credit Facility - As of January 1, 2020, the date of our acquisition of the SLF LLC equity interests formerly held by RGA pursuant to the Purchase Agreement, we assumed the SLF Credit Facility (as defined in Note 7 of our consolidated financial statements). On June 29, 2020, we repaid the SLF Credit Facility in full and terminated the facility. Prior to the facility's termination, the reinvestment period of the SLF Credit Facility expired on August 29, 2018 and the maximum commitment was equal to advances outstanding.

GCIC Credit Facility - As of January 1, 2020, the date of our acquisition of the GCIC SLF LLC equity interests formerly held by Aurora pursuant to the Purchase Agreement, we assumed the GCIC SLF Credit Facility (as defined in Note 7 of our consolidated financial statements). On June 29, 2020, we repaid the GCIC SLF Credit Facility in full and terminated the facility. Prior to the facility's termination, the reinvestment period of the GCIC SLF Credit Facility expired on September 27, 2018 and the maximum commitment was equal to advances outstanding.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of June 30, 2020. On October 28, 2019, we increased the borrowing capacity from $40.0 million to $100.0 million. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of June 30, 2020 and September 30, 2019, we had no amounts outstanding on the Adviser Revolver.

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

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the June 30, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of June 30, 2020 and September 30, 2019, we had outstanding debt under the 2014 Debt Securitization of $80.5 million and $126.3 million, respectively.

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

The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of June 30, 2020 and September 30, 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the GCIC 2018 Notes, including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, $38.5 million of AAA Class A-2 GCIC 2018 Notes, and $18.0 million of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, GCIC indirectly retained, and we assumed in the Merger, all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27.0 million, $95.0 million, $60.0 million, and $179.7 million, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the June 30, 2020 and September 30, 2019 Consolidated Statements of Financial Condition as our debt. As of June 30, 2020 and September 30, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of June 30, 2020 and September 30, 2019, we had outstanding debt under the GCIC 2018 Debt Securitization of $541.9 million and $541.0 million, respectively.

SBA Debentures

Under present small business investment company, or SBIC, regulations, the maximum amount of debentures guaranteed by the U.S. Small Business Administration, or SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of June 30, 2020, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $69.7 million, $151.8 million, and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI, had $90.0 million, $165.0 million and $32.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through June 30, 2020, SBIC IV and SBIC V have repaid $80.3 million and $23.3 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of June 30, 2020 and September 30, 2019, SBIC VI had $29.0 million and $18.0 million, respectively, of undrawn debenture commitments, of which $29.0 and $18.0 million, respectively, were available to be drawn, subject to SBA regulatory requirements.

On May 15, 2020, we completed a transferable rights offering, pursuant to which we issued 33,451,902 shares of our common stock at a subscription price of $9.17 per share. Net proceeds after deducting the dealer manager fees and other offering expenses were approximately $300.4 million. The proceeds were used to repay outstanding debt on the MS Credit Facility II, the SLF Credit Facility and the GCIC SLF Credit Facility.

In August 2020, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the nine months ended June 30, 2020 and 2019.

As of June 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2020, our asset coverage for borrowed amounts was 235.8% (excluding the SBA debentures).

As of June 30, 2020 and September 30, 2019, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF as of September 30, 2019, totaling $109.2 million and $261.6 million, respectively. As of June 30, 2020, total commitments of $109.2 million included $28.3 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of June 30, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2020 and September 30, 2019, we had investments in 254 and 241 portfolio companies, respectively, with a total fair value of $4.3 billion and $4.1 billion, respectively. As of September 30, 2019, we had investments in SLF and GCIC SLF with a total fair value of $123.6 million.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,				For the nine months ended June 30,
	2020		2019		2020		2019
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$90	0.6%	$22,686	14.4%	$67,548	14.9%	$73,604	15.5%
One stop	15,465	98.4	131,944	84.0	381,680	84.1	393,130	82.5
Second lien	—	—	1,513	1.0	—	—	1,513	0.3
Subordinated debt	—	—	—	—	138	0.0*	23	0.0*
LLC equity interests in SLF(1)	—	—	—	—	—	—	1,750	0.4
Equity	158	1.0	908	0.6	4,464	1.0	6,213	1.3
Total new investment commitments	$15,713	100.0%	$157,051	100.0%	$453,830	100.0%	$476,233	100.0%

* Represents an amount less than 0.1%
(1) SLF's proceeds from LLC equity interests were utilized by SLF to invest in senior secured loans.

Due to a significant drop in merger and acquisition activity as a result of the market conditions brought on by COVID-19, new commitments declined during the three months ended June 30, 2020.

For the three and nine months ended June 30, 2020, we had approximately $88.4 million and $533.6 million, respectively, in proceeds from principal payments and sales of portfolio investments.

For the three and nine months ended June 30, 2019, we had approximately $179.4 million and $323.5 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2020(1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$617,515	$621,793	$591,254	$586,039	$597,033	$583,483
Non-accrual(3)	38,533	27,808	13,198	15,749	8,573	5,857
One stop:
Performing	3,595,141	3,624,999	3,479,600	3,502,213	3,548,330	3,466,310
Non-accrual(3)	103,206	96,490	68,548	12,053	10,700	7,806
Second lien:
Performing	20,418	20,670	20,418	19,473	19,745	19,473
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	534	539	560	369	375	369
Non-accrual(3)	—	—	—	—	—	—
LLC equity interests in SLF and GCIC SLF(4)	N/A	—	—	N/A	127,487	123,644
Equity	N/A	82,423	76,792	N/A	79,527	85,990
Total	$4,375,347	$4,474,722	$4,250,370	$4,135,896	$4,391,770	$4,292,932

(1)As of June 30, 2020, $391.6 million and $351.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of June 30, 2020, we had loans in ten portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 2.8% and 2.0%, respectively.  As of September 30, 2019, we had loans in five portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively. As of June 30, 2020 and September 30, 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 95.4% and 98.7%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Weighted average rate of new investment fundings	7.5%	8.1%	7.3%	8.1%
Weighted average spread over LIBOR of new floating rate investment fundings	6.3%	5.7%	5.5%	5.9%
Weighted average fees of new investment fundings	0.4%	1.2%	1.3%	1.3%
Weighted average rate of sales and payoffs of portfolio investments(1)	6.1%	8.8%	7.2%	8.7%

(1)Excludes exits on investments on non-accrual status.

As of June 30, 2020, 97.3% and 97.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2019, 92.3% and 92.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2020 and September 30, 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding, prior to their consolidation into our financial statements, SLF and GCIC SLF) was $32.8 million and $28.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2020 and September 30, 2019:

	As of June 30, 2020		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$46,375	1.1%	$115,318	2.7%
4	3,184,929	74.9	3,787,809	88.2
3	948,227	22.3	337,358	7.9
2	70,218	1.7	52,434	1.2
1	621	0.0*	13	0.0*
Total	$4,250,370	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.

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

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019:

As of September 30, 2019
(Dollars in thousands)
Senior secured loans(1)	$154,254
Weighted average current interest rate on senior secured loans(2)	7.4%
Number of borrowers in SLF	27
Largest portfolio company investment(1)	$12,654
Total of five largest portfolio company investments(1)	$54,268

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	Senior loan	02/2022	6.5%	$2,961	$2,961
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	7.1	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	7.1	422	253
Advanced Pain Management Holdings, Inc.(4)(5)(7)	Health Care Providers & Services	Senior loan	12/2019	7.1	193	(8)
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	10.6	2,139	4
Boot Barn, Inc.(4)	Specialty Retail	Senior loan	06/2023	6.6	6,022	6,022
Brandmuscle, Inc.	Professional Services	Senior loan	12/2021	6.9	4,418	4,415
Brandmuscle, Inc.	Professional Services	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Food & Staples Retailing	Senior loan	12/2023	6.5	2,433	2,433
Captain D's, LLC(4)	Food & Staples Retailing	Senior loan	12/2023	7.5	17	17
CLP Healthcare Services, Inc.	Health Care Providers & Services	Senior loan	12/2020	7.4	8,415	8,415
CLP Healthcare Services, Inc.	Health Care Providers & Services	Senior loan	12/2020	7.4	4,239	4,239
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	2,392	2,392
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	1,203	1,203
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	58	58
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Professional Services	Senior loan	06/2022	7.1	4,773	4,773
DISA Holdings Acquisition Subsidiary Corp.(4)	Professional Services	Senior loan	06/2022	6.0	53	53
Flexan, LLC	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	5,905	5,905
Flexan, LLC	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	1,640	1,640
Flexan, LLC(4)	Health Care Equipment & Supplies	Senior loan	02/2020	9.5	431	431
Gamma Technologies, LLC(4)	IT Services	Senior loan	06/2024	7.3	10,084	10,084
III US Holdings, LLC	Software	Senior loan	09/2022	8.1	4,288	4,288
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	2,276	2,276
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	118	118
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	63	63
Joerns Healthcare, LLC(4)	Health Care Equipment & Supplies	Senior loan	08/2024	8.2	1,286	1,286
Joerns Healthcare, LLC(4)	Health Care Equipment & Supplies	Senior loan	08/2024	8.2	1,338	1,338
Mediaocean LLC	Software	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(4)(5)	Consumer Finance	Senior loan	05/2022	8.4	1,480	1,094
Paradigm DKD Group, LLC(4)(5)(7)	Consumer Finance	Senior loan	05/2022	8.4	(16)	(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	60	58

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
Polk Acquisition Corp.	Auto Components	Senior loan	06/2022	7.3%	$52	$51
Pyramid Healthcare, Inc.(4)	Health Care Providers & Services	Senior loan	08/2020	8.8	10,047	10,047
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc (4)	Food & Staples Retailing	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	70	62
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	IT Services	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	IT Services	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Food Products	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC (4)	Health Care Providers & Services	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	$62
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	3,017
W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,526
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

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
(9)Non-income producing.

As of September 30, 2019, we had commited to fund $175.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2019, $74.9 million of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $70.5 million of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Prior to the Purchase Agreement, for the three months ended December 31, 2019, we did not receive dividend income from the LLC equity interests in SLF. For the three and nine months ended June 30, 2019, we did not receive dividend income from the LLC equity interests in SLF.
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

Below is certain summarized financial information for SLF as of September 30, 2019, the three and nine months ended June 30, 2019, and the three months ended December 31, 2019:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$152,259
Cash and other assets	8,759
Total assets	$161,018
Senior credit facility	$75,581
Other liabilities	424
Total liabilities	76,005
Members’ equity	85,013
Total liabilities and members' equity	$161,018

	Three months ended December 31,	Three months ended June 30,	Nine months ended June 30,
	2019	2019	2019
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,800	$3,217	$10,392
Fee income	—	—	9
Total investment income	2,800	3,217	10,401
Interest and other debt financing expenses	634	980	3,300
Administrative service fee	61	65	209
Other expenses	(15)	23	72
Total expenses	680	1,068	3,581
Net investment income	2,120	2,149	6,820
Net realized gains (losses) on investments	—	—	(1,315)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(2,149)	(4,153)
Net increase (decrease) in members' equity	$517	$—	$1,352

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

See below for certain summarized financial information for GCIC SLF as of September 30, 2019 and for the three months ended December 31, 2019:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$111,568
Cash and other assets	4,627
Total assets	$116,195
Senior credit facility	$59,559
Other liabilities	341
Total liabilities	59,900
Members’ equity	56,295
Total liabilities and members' equity	$116,195

Three months ended December 31, 2019
(In thousands)
Selected Statement of Operations Information:
Interest income	$2,081
Total investment income	2,081
Interest and other debt financing expense	512
Administrative service fee	45
Other expenses	(24)
Total expenses	533
Net investment income	1,548
Net change in unrealized appreciation (depreciation) on investments	(108)
Net increase in members' equity	$1,440

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$80,527	$—	$—	$—	$80,527
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization	541,926	—	—	—	541,926
SBA debentures	287,450	—	69,700	35,500	182,250
WF Credit Facility	214,358	—	—	214,358	—
MS Credit Facility II	325,831	—	—	325,831	—
DB Credit Facility	150,280	—	—	150,280	—
Unfunded commitments(1)	109,155	109,155	—	—	—
Total contractual obligations	$2,117,727	$109,155	$69,700	$725,969	$1,212,903

(1)Unfunded commitments represent unfunded commitments to fund investments as of June 30, 2020 and includes $28.3 million of commitments on undrawn revolvers. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2020, subject to the terms of each loan’s respective credit agreement.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020, we had outstanding commitments to fund investments totaling $109.2 million.

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

•During the first two quarters of calendar year 2020, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $11.3 million, or 1,194,407 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2019, the Trust purchased approximately $47.4 million, or 2,609,558 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

•On January 1, 2020, we purchased the equity interests held by RGA and Aurora in the Senior Loans Funds pursuant to the Purchase Agreement.

•In the transferable rights offering completed on May 15, 2020, 3,191,448 shares were purchased by affiliates of GC Advisors.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2020 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $81.7 million and $13.7 million as of June 30, 2020 and September 30, 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2020 and 2019, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2020 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates were 0.95% and 1.01%, respectively. The Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, as do the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization and Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The DB Credit Facility has an interest rate equal to three-month LIBOR. Finally, the MS Credit Facility II and the WF Credit Facility each have a floating interest rate provision primarily based on one-month LIBOR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2020 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(59)	$(4,207)	$4,148
Up 50 basis points	119	8,413	(8,294)
Up 100 basis points	11,991	16,826	(4,835)
Up 150 basis points	31,744	25,239	6,505
Up 200 basis points	51,569	33,652	17,917

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the DB Credit Facility, the WF Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019 except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Fifth Amendment to Loan and Servicing Agreement, dated as of June 18, 2020, by and among Golub Capital BDC Funding II LLC, as the borrower, Golub Capital BDC., Inc., as the originator and as the servicer, Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank, N.A., as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed June 19, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 7, 2020	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2020	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)