Form 10-K
period 2020-09-30
GOLUB CAPITAL BDC, Inc.
filed 2020-11-30
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
______________________________________________________________________________________________________
Commission file number: 814-00794
GOLUB CAPITAL BDC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2326940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 25th Floor, New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GBDC	The Nasdaq Global Select Market

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
1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2020 was approximately $1,597.2 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 167,259,511 shares of the registrant’s common stock outstanding as of November 30, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2020.

2

3

PART I
In this annual report on Form 10-K, except as otherwise indicated, the terms:
•“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries;
•“Holdings” refers to Golub Capital BDC Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;
•“GCIC Holdings” refers to GCIC Holdings LLC, a Delaware LLC, our direct subsidiary;
•“2014 Issuer” refers to Golub Capital BDC CLO 2014 LLC, a Delaware LLC, our direct subsidiary;
•“2018 Issuer” refers to Golub Capital BDC CLO III LLC, a Delaware LLC, our indirect subsidiary;
•“GCIC 2018 Issuer" refers to GCIC CLO II LLC, a Delaware LLC, our indirect subsidiary;
•“2020 Issuer” refers to Golub Capital BDC CLO 4 LLC, a Delaware LLC, our indirect subsidiary;
•“2018 CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GCIC CLO Depositor” refers to GCIC CLO II Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2020 CLO Depositor” refers to Golub Capital BDC CLO 4 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“Controlling Class” refers to the most senior class of notes then outstanding of the 2014 Issuer, 2018 Issuer, GCIC 2018 Issuer or the 2020 Issuer, as applicable;
•“Funding” refers to Golub Capital BDC Funding LLC, a Delaware LLC, our direct subsidiary;
•“Funding II” refers to Golub Capital BDC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Funding Subsidiaries” refers, collectively, to, prior to termination on the Credit Facility on February 4, 2019, Funding, Funding II, GCIC Funding, GCIC Funding II and each, a “Funding Subsidiary”;
•“GCIC Funding” refers to GCIC Funding LLC, a Delaware LLC, our direct subsidiary;
•“GCIC Funding II” refers to GCIC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Merger Sub” refers to Fifth Ave Subsidiary Inc., our wholly owned subsidiary;
•“GCIC” refers to Golub Capital Investment Corporation, a Maryland corporation that we acquired on September 16, 2019 pursuant to an agreement and plan of merger by and among us, GCIC, GC Advisors, and for certain limited purposes our Administrator, or, as amended, the Merger Agreement; prior to such acquisition, which we refer to as the Merger, GCIC was an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act, and whose investment adviser was GC Advisors;
•“2014 Debt Securitization” refers to the $402.6 million term debt securitization that we completed on June 5, 2014, as most recently amended on March 23, 2018 and redeemed on August 26, 2020, in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the “2014 Notes,” including $191.0 million of Class A-1-R 2014 Notes, which bore interest at a rate of three-month LIBOR, plus 0.95%, $20.0 million of Class A-2-R 2014 Notes, which bore interest at a rate of three-month LIBOR plus 0.95%, $35.0 million of Class B-R 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.40%, $37.5 million of Class C-R 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.55%, and $119.1 million of membership interests that did not bear interest;
•“2018 Debt Securitization” refers to the $602.4 million term debt securitization that we completed on November 16, 2018, in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the “2018 Notes,” including $327.0 million of Class A 2018 Notes, which bear interest at a rate of three-month LIBOR, plus 1.48%, $61.2 million of Class B 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.10%, $20.0 million of Class C-1 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.80%, $38.8 million of Class C-2 2018 Notes, which bear interest at a rate of three-month

LIBOR plus 2.65%, $42.0 million of Class D 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.95%, and $113.4 million of Subordinated 2018 Notes that do not bear interest;
•“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization that we acquired as part of the Merger. On December 13, 2018, the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the "GCIC 2018 Notes", including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bear interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.30%, $60.0 million of Class D GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that do not bear interest;
•“2020 Debt Securitization” refers to the $330.4 million term debt securitization, of which $297.4 million was funded at closing, that we completed on August 26, 2020, in which the 2020 Issuer issued an aggregate of $330.4 million of notes, or the “2020 Notes,” including $137.5 million of AAA Class A-1 2020 Notes, which bear interest at the three-month LIBOR plus 2.35%, $10.5 million of AAA Class A-2 2020 Notes, which bear interest at the three-month LIBOR plus 2.75%, $21.0 million of AA Class B 2020 Notes, which bear interest at the three-month LIBOR plus 3.20%, up to $33.0 million A Class C 2020 Notes, which remained unfunded upon closing of the transactions, and, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 3.65%, and approximately $108.4 million of Subordinated 2020 Notes, which do not bear interest. As part of the 2020 Debt Securitization, we also entered into a credit agreement upon closing pursuant to which various financial institutions and other persons, which are, or may become, parties thereto as lenders committed to make $20.0 million of AAA Class A-1-L loans to the Company, or the “2020 Loans,” , which bear interest at the three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions;
•“Debt Securitizations” refers collectively to the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization and each, a “Debt Securitization;”
•“SLF” refers to Senior Loan Fund LLC, a Delaware LLC, which became our direct subsidiary as of January 1, 2020. Prior to January 1, 2020, SLF was an unconsolidated subsidiary, in which we co-invested with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of SLF were approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). Prior to January 1, 2020, we owned 87.5% of the LLC equity interests of SLF;
•“GCIC SLF” refers to GCIC Senior Loan Fund LLC, a Delaware LLC, which became our direct subsidiary as of January 1, 2020. Prior to January 1, 2020, GCIC SLF was an unconsolidated subsidiary, that we acquired as part of the Merger, in which we co-invested with Aurora National Life Assurance Company, a whollyowned subsidiary of RGA, or Aurora, primarily in senior secured loans of middle-market companies. GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee, which consisted of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). Prior to January 1, 2020, we owned 87.5% of the LLC equity interests of GCIC SLF;
•“Senior Loan Funds” refers collectively to SLF and GCIC SLF, and each a "Senior Loan Fund";
•“Credit Facility” refers to the amended and restated senior secured revolving credit facility that Funding, originally entered into on July 21, 2011 and terminated on February 4, 2019, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, that, as of the date of its termination, allowed for borrowing up to $170 million and bore interest at a rate of one-month LIBOR plus 2.15% per annum through the reinvestment period, which would have ended on September 20, 2019, and that would have matured on September 21, 2023;
•“WF Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding originally entered into on October 10, 2014 with Wells Fargo Securities, LLC as administrative agent, and Wells

Fargo Bank, N.A., as lender, as most recently amended on May 29, 2019, that allowed for borrowing up to $300.0 million as of September 30, 2020 and that bears interest at a rate of one-month LIBOR plus 2.00% per annum through the maturity date, March 21, 2024;
•“DB Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding II entered into on December 31, 2018, with GCIC, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, that as of September 30, 2020, allowed for borrowing up to $250.0 million and that bears interest at a rate of the applicable base rate plus 1.90% per annum through the reinvestment period, which continues through December 31, 2021. Following expiration of the reinvestment period, the interest rate on outstanding borrowings under the DB Credit Facility will reset to the applicable base rate plus 2.00% for the remaining term of the DB Credit Facility, which is scheduled to mature on December 31, 2024. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated;
•“MS Credit Facility II” refers to our senior secured revolving credit facility that Golub Capital BDC Funding II, LLC, a Delaware LLC and our direct subsidiary, entered into on February 1, 2019, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as most recently amended on June 18, 2020, that allowed for borrowing up to $400.0 million as of September 30, 2020 and bears interest at the applicable base rate plus 2.45% per annum through the revolving period, which ends February 1, 2021, and bears interest at the applicable base rate plus 2.95% following the revolving period through the stated maturity date of February 1, 2024;
•“Revolving Credit Facilities” refers collectively to, prior to its termination on February 4, 2019, the Credit Facility, together with the WF Credit Facility, DB Credit Facility and the MS Credit Facility II, and each a “Revolving Credit Facility”;
•“2024 Unsecured Notes” refers to the issuance of $400.0 million in aggregate principal amount of unsecured notes that were issued on October 2, 2020 and mature on April 15, 2024 and bear interest at 3.375% per year. The 2024 Unsecured Notes require payment of interest semi-annually, and all principal is due upon maturity. The 2024 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest.
•“Initial Merger” refers to the merger, on September 16, 2019, of Merger Sub with and into GCIC, with GCIC as the surviving company;
•“Subsequent Merger” refers to the merger that occurred immediately after the Initial Merger on September 16, 2019 of GCIC, as the surviving company of the Initial Merger, with and into, with Golub Capital BDC, Inc., as the surviving company;
•“Merger” refers to the Initial Merger, together with, unless the context otherwise requires, the Subsequent Merger;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated November 27, 2018, by and among us, Merger Sub, GCIC, GC Advisors, and, for certain limited purposes, the Administrator, as amended by the First Amendment to the Agreement and Plan of Merger, dated December 21, 2018, by and among us, Merger Sub, GCIC, GC Advisors, and the Administrator and the Second Amendment to the Agreement and Plan of Merger, dated July 11, 2019, by and among us, Merger Sub, GCIC, GC Advisors, and the Administrator;
•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on October 28, 2019, and which allowed for borrowing up to $100.0 million as of September 30, 2020;

•“SBIC Funds” refers collectively to our consolidated subsidiaries, GC SBIC IV, L.P.,GC SBIC V, L.P. and GC SBIC VI, L.P.;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Investment Advisory Agreement” refers to the Third Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of September 16, 2019;
•“Prior Investment Advisory Agreement” refers to the Second Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of August 4, 2014; and
•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $30.0 billion in capital under management as of September 30, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $75.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.
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

SLF and GCIC SLF Purchase Agreement

On January 1, 2020, we entered into a purchase agreement, or the Purchase Agreement with RGA and Aurora, or together the Transferors, SLF, and GCIC SLF. Prior to entering into the Purchase Agreement, the Transferors owned 12.5% of the LLC equity interests in each Senior Loan Fund, while we owned the remaining 87.5% of the LLC equity interests in each Senior Loan Fund. Pursuant to the Purchase Agreement, RGA and Aurora agreed to sell their LLC equity interests in each Senior Loan Fund to us, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, we paid each Transferor an amount, in cash, equal to the net asset value of such Transferor's Senior Loan Fund LLC equity interests as of December 31, 2019, or the Net Asset Value, along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. In February 2020, we paid an aggregate of $17.0 million to the Transferors to acquire their respective LLC interests in the Senior Loan Funds.

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

Rights Offering

On May 15, 2020, we completed a transferable rights offering and issued a total of 33,451,902 shares of our common stock. We issued to stockholders of record on April 8, 2020 one transferable right for each four shares of our common stock held on the record date. Each holder of rights was entitled to subscribe for one share of common stock for every right held at a subscription price of $9.17 per share. Net proceeds after deducting the dealer manager fees and other offering expenses were approximately $300.4 million. 3,191,448 shares of common stock were purchased in the rights offering by affiliates of GC Advisors.

Information Available
Our address is 200 Park Avenue, 25th Floor, New York, NY 10166. Our phone number is (212) 750-6060, and our internet address is www.golubcapitalbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.
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
About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2020, Golub Capital had over $30.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 300 middle-market sponsors and repeat transactions with over 200 sponsors.
Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2020, Golub Capital had more than 140 investment professionals supported by more than 350 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.
Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.
We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:
•annual EBITDA of less than $100.0 million annually;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of the novel coronavirus (“COVID-19”) pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment;
•low capital expenditures requirements;

•a North American base of operations;
•strong customer relationships;
•products, services or distribution channels having distinctive competitive advantages;
•defensible niche strategy or other barriers to entry; and
•demonstrated growth strategies.
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 1,000 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in Chicago, New York, San Francisco and the Charlotte metropolitan area. Each of Golub Capital's originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.
Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy. Golub Capital’s due diligence process for middle market credits will typically entail:
•a thorough review of historical and pro forma financial information;
•on-site visits;

•interviews with management and employees;
•a review of loan documents and material contracts;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and
•the commission of third-party market studies when appropriate.

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
Monitoring.  We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our investment plan. In addition, our portfolio companies often rely on GC Advisors to provide them financial and capital markets expertise.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$257,409	6.1	$115,318	2.7
4	3,085,610	72.8	3,787,809	88.2
3	836,560	19.7	337,358	7.9
2	57,754	1.4	52,434	1.2
1	877	—*	13	—*
Total	$4,238,210	100.0	$4,292,932	100.0

*	Represents an amount less than 0.1%.
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
Investment Structure
Once GC Advisors determines that a prospective portfolio company is suitable for investment, GC Advisors typically works with the private equity sponsor, if applicable, the management of that company and its other capital providers to structure an investment. GC Advisors negotiates with these parties to agree on how our investment should be structured relative to the other capital in the portfolio company’s capital structure.
GC Advisors structures our investments, which typically have maturities of three to seven years as described below. Our loans typically provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount at maturity.
Senior Secured Loans.  GC Advisors structures these investments as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company borrower.
One Stop Loans.  GC Advisors structures our one-stop loans as senior secured loans. A one-stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with senior debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one-stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses if appropriate. One-stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. One-stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one-stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.
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
Second Lien Loans.  GC Advisors structures these investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for minimal loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.
Subordinated Loans.  GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically require interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
Second lien loans and subordinated loans are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.

Equity Investments. GC Advisors structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. GC Advisors can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments will typically be in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tagalong” or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.
GC Advisors tailors the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. GC Advisors seeks to limit the downside potential of our investments by:
•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions could include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.
Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2020, as well as the top ten industries in which we were invested as of September 30, 2020, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
Diligent Corporation	$87,659	2.1%
E2open, LLC	84,174	2.0
Bullhorn, Inc.	83,641	2.0
Transaction Data Systems, Inc.	82,940	2.0
DCA Investment Holding, LLC	81,780	1.9
GS Acquisitionco, Inc.	75,924	1.8
Integration Appliance, Inc.	68,822	1.6
Whitcraft LLC	61,479	1.5
Veterinary Specialists of North America, LLC	57,066	1.3
Apptio, Inc.	57,009	1.3
	$740,494	17.5%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$924,825	21.8%
Healthcare Providers and Services	583,926	13.8
IT Services	356,500	8.4
Specialty Retail	311,117	7.3
Health Care Technology	219,166	5.1
Healthcare Equipment and Supplies	172,274	4.1
Hotels, Restaurants and Leisure	165,722	3.9
Commercial Services and Supplies	126,680	3.0
Food and Staples Retailing	119,614	2.8
Insurance	109,156	2.6
	$3,088,980	72.8%

Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We could receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.
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
Administration
We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. Our business and affairs are managed under the direction of our board of directors. We have a chief executive officer, chief financial officer, chief compliance officer, managing director and director of corporate strategy, and to the extent necessary, our board of directors can elect to appoint additional officers going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Business - Management Agreements - Administration Agreement.”

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

We are subject to risks relating to our business and structure

•We are currently operating in a period of capital markets disruption and economic uncertainty.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
•We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
•There are significant potential conflicts of interest that could affect our investment returns, including related to obligations of GC Advisors, in the valuation of investments and any arrangements with GC Advisors.
•We and GC Advisors could be the target of litigation or regulatory investigations.
•We are subject to certain risks related to our ability to qualify as a RIC and to related to regulations governing our operation as a business development company.
•We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with the Debt Securitizations and the Revolving Credit Facilities as well as our SBIC Funds.
•Adverse developments in the credit markets could impair our ability to enter into new debt financing arrangements.
•New or modified laws or regulations governing our operations could adversely affect our business.
•Our board of directors could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•Each of GC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•We incur significant costs as a result of being a publicly traded company.
•We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

We are subject to risks relating to our investments

•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Our debt investments and our investments in leveraged portfolio companies are risky.
•The lack of liquidity in our investments could adversely affect our business.
•Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates could make it more difficult for portfolio companies to make periodic payments on their loans.
•Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
•The disposition of our investments could result in contingent liabilities.
•GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
•We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
•We could suffer losses from our equity investments.
•We could be subject to lender liability claims with respect to our portfolio company investments.

We are subject to risks relating to our securities

•Investing in our securities could involve an above average degree of risk.
•Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.
•There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•The market price of our securities could fluctuate significantly.
•The 2024 Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
•The 2024 Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•The indenture governing the 2024 Unsecured Notes contains limited protection for holders of the 2024 Unsecured Notes.
•If an active trading market for the 2024 Unsecured Notes does not develop, holders may not be able to resell.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Unsecured Notes.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2024 Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of the 2024 Unsecured Notes to decline significantly.
•An increase in market interest rates could result in a decrease in the market value of the 2024 Unsecured Notes.
•The optional redemption provision may materially adversely affect the return on the 2024 Unsecured Notes.
•We may not be able to repurchase the 2024 Unsecured Notes upon a Change of Control Repurchase Event.
•If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.
•We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay distributions on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
•Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.
•Our common stockholders’ interest in us may be diluted if they do not fully exercise subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then common stockholders will experience an immediate dilution of the aggregate net asset value of your shares.

•Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.
•Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
•Sales of substantial amounts of our common stock in the public market could have an adverse effect on the market price of our common stock.
•The trading market or market value of our publicly issued debt securities may fluctuate.
•Terms relating to redemption may materially adversely affect the return on any debt securities that we may issue.

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. The beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•executes, closes, services and monitors the investments we make;
•determines the securities and other assets that we purchase, retain or sell;
•performs due diligence on prospective portfolio companies; and
•provides us with such other investment advisory, research and related services as we, from time to time, reasonably require for the investment of our funds.
GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors can enter into one or more sub-advisory agreements under which GC Advisors would obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.
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
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the period, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the applicable incentive fees). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees. The Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, excludes the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC common stock in the Merger.
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
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, we could have the ability to invest funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian) used to calculate the 1.375% base management fee, which fee is payable on all of our assets managed by GC Advisors.
We calculate the income component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:
•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide GC Advisors with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.
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
The Capital Gain Incentive Fee payable as calculated under the Prior Investment Advisory Agreement or the Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2020, 2019 and 2018 was $0, $0 and $2.3 million. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Prior Investment Advisory Agreement or the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and we paid a $1.2 million and $1.6 million Capital Gain Incentive Fee calculated in accordance with the Prior Investment Advisory Agreement as of December 31, 2018 and December 31, 2017, respectively. We did not pay any capital gain incentive fee under the Investment Advisory Agreement for the period ended December 31, 2019. For the years ended September 30, 2020, 2019 and 2018, we accrued (reversed) a Capital Gain Incentive Fee under GAAP of $0, $(5.6) million, and $1.5 million, respectively.
The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee”.
Examples of Quarterly Incentive Fee Calculation
Example 1 — Income Related Portion of Incentive Fee(1):
Assumptions
Hurdle rate(2) = 2.00%
Management fee(3) = 0.344%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.35%

(1)The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 8.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
(2)Represents a quarter of the 8.0% annualized hurdle rate.

(3)Represents a quarter of the 1.375% annualized management fee.
(4)Excludes offering expenses.
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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two-year term and thereafter shall continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the

1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”
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
In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:
•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the effect of the Merger on the calculation of incentive fees and the incentive fee cap;
•the effect of purchase accounting for the premium paid for the shares of GCIC’s common stock in the Merger on our financial statements after the Merger and the resulting effects on the calculation of incentive fees payable and the incentive fee cap;
•the fees paid by other comparable business development companies; and
•various other matters.
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

Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2020, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
Staffing Agreement
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and could be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION
General
We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.
We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments may subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.
Qualifying Assets
Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as could be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
ais organized under the laws of, and has its principal place of business in, the United States;
bis not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
csatisfies either of the following:
idoes not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or
iiis controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company which we control.

(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets can change over time. We could adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.
We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.
Managerial Assistance to Portfolio Companies
A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that could be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests described in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to us effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including Holdings, GCIC Holdings, the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer, the 2020 Issuer, the 2018 CLO Depositor, the GCIC CLO Depositor, the 2020 CLO Depositor, Funding, Funding II, GCIC Funding, GCIC Funding II, the Senior Loan Funds and the SBIC Funds for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC Funds from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness can be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage.
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
Codes of Ethics
We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from our website at www.golubcapitalbdc.com, from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K.
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
Proxy Policies
GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that could have a negative effect on our portfolio securities, GC Advisors could vote for such a proposal if there exist compelling long-term reasons to do so.
Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and could request guidance from us on how to vote such proxies.
Proxy Voting Records
You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2020 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities are permitted provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:
•our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Small Business Investment Company Regulations
We operate the SBIC Funds as wholly-owned subsidiaries of the Company. The SBIC Funds each can rely on an exclusion from the definition of “investment company” under the 1940 Act. As such, none of these subsidiaries will elect to be regulated as a business development company under the 1940 Act.
The SBIC Funds each have investment objectives substantially similar to ours and make similar types of investments in accordance with SBIC regulations.
The licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allow the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt, have a maturity of ten years, require semi-annual payments of interest and do not require any principal prior to maturity. Under the regulations applicable to SBICs, an SBIC can have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that a single SBIC subsidiary can borrow to a maximum of $175.0 million, assuming that it has at least $87.5 million of equity capital. The SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that can be issued by multiple licensees under common management is $350.0 million and the maximum amount that can be issued by a single SBIC licensee is $175.0 million. As of September 30, 2020, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $0.0 million, $151.7 million and $66.0 million of SBA guaranteed debenture commitments, respectively. The original amount committed to SBIC IV and SBIC V by the SBA was $150.0 million and $175.0 million, respectively. Through September 30, 2020, SBIC IV and SBIC V have repaid $150.0 million and $23.3 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of September 30, 2020, SBIC VI had $29.0 million of undrawn debenture commitments, of which $29.0 were available to be drawn, subject to SBA regulatory requirements.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs can make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it can continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.
The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC cannot invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.
The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). An SBIC may exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period can be extended for an additional period of time with the SBA’s prior written approval.
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
Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries can incur.
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
Taxation as a RIC
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•diversify our holdings, so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We can invest in partnerships, including qualified publicly traded partnerships, which could result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income. Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or the 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.
Our investment in non-U.S. securities could be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. U.S. stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a passive foreign investment company (“PFIC”), we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

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
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
The success of the company’s activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.

In 2020, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”). Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.

Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and has continued to spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments have adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of the resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong the downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors. The outbreak has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which could also have a materially adverse effect on us.

Given the ongoing and dynamic nature of the circumstances, the extent of the impact of COVID-19 on GC Advisors and us will depend on future developments, which are highly uncertain and cannot be predicted. For example, the COVID-19 pandemic has caused governments, including in the United States, to adopt massive stimulus programs and additional stimulus programs are likely to be adopted in the future. Even as the pandemic abates, the United States and other countries could have record levels of unemployment, and, as a result, the countries could face severe economic depressions. The effects that any of these events would have on the economy, the markets, and our investments or returns are uncertain. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed under our credit facilities or other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor. In periods of decreasing interest rates, while our cost of funds will decrease because the interest rates on the majority of amounts we have borrowed are floating, because a significant portion of the loans in our portfolio also have floating interest rates, our net investment income may also decrease considering that the interest rate floors on our loans may not have been reached.

We can use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase of the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.

Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage.

The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.

Rising interest rates could make it more difficult for portfolio companies to make periodic payments on their loans.
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
In July 2017, the Financial Conduct Authority (“FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). In early 2019, the Alternative Reference Rates Committee of the New York Federal Reserve Bank proposed that SOFR be utilized as the replacement for LIBOR. However, there is still uncertainty as to whether and, if so, when, the loan market or the debt financing securitization (CLO) market will adopt SOFR or some other alternative rate as the replacement for LIBOR.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of the Board, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and two additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.

From time to time, we would expect to have direct or indirect exposure to companies controlled by private equity sponsors in which the sponsors have completed one or more dividend recapitalizations, thereby allowing the private equity sponsor to substantially reduce or eliminate its net investment in an underlying portfolio company. These investments generally present different investment characteristics to us than investments where a private equity sponsor retains a significant net contributed capital position in the company. These investments could experience a higher rate of default. Even when a default does not occur, private equity sponsors could be less willing to provide ongoing financial, managerial or operating support to a portfolio company after it has received one or more capital distributions on its investment.

We believe that purchase price multiples of companies (as measured by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are close to all-time highs. When considering the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a portfolio company experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us. The risk of such losses for us are greater during periods when purchase price multiples are close to all-time highs.

We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Past investment performance of us or of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC and its affiliates. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there could be times when GC Advisors or such persons have interests that differ from those of our security holders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to identify, monitor and mitigate conflicts of interest. Further, GC Advisors has implemented policies and procedures reasonably designed to ensure its clients are treated fairly and equitably over time. GC Advisors believes that these factors, together with Golub Capital’s commitment to put investors first, effectively mitigate the risks associated with such conflicts of interest. However, it can be difficult to ensure that conflicts of interest do not adversely affect us.

There are conflicts related to the obligations of GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of Golub Capital BDC 3, Inc., or GBDC 3, a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors or its affiliates currently manage other clients with similar or competing investment objectives.

GC Advisors' management team will share its time and attention between us and other investment vehicles and accounts. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.

In serving in these multiple capacities, GC Advisors and its personnel could have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. For example, the economic disruption and uncertainty precipitated by the COVID-19 pandemic has required GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to these existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.

Our investment objective could overlap with the investment objectives of such affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC 3 and several private funds that are pursuing an investment strategy similar to ours, some of which could seek additional capital from time to time, and we can compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates could face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts could provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
GC Advisors’ investment committee, GC Advisors or its affiliates could, from time to time, possess material non-public information, limiting our investment discretion.
Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee could serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition could have an adverse effect on us.
Our management and incentive fee structure creates incentives for GC Advisors that are not fully aligned with the interests of our stockholders and could induce GC Advisors to make certain investments, including speculative investments.
In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income and capital gains, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one could achieve through direct investments. Because these fees are based on the fair value of our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage increases the likelihood of default on our debt or other leverage, which would disfavor our securityholders.
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not necessarily in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.

The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure creates a conflict of interest for GC Advisors to the extent that it encourages GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
In connection with that determination, investment professionals from GC Advisors will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expense and the enforcement of the respective agreements, that our board of directors must monitor.
Our ability to enter into transactions with our affiliates will be restricted, which could limit the scope of investments available to us.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff, or Staff, interpretations, and the co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine separately the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
On occasion, an investment opportunity will be too large to satisfy the desired position size of us and other investment funds and accounts managed by GC Advisors and its affiliates. GC Advisors can provide no assurance that it will be able to identify counterparties to participate in such investment opportunities, and could be required to decline to make investments where it does not believe that it can successfully sell some of the investment opportunity to another market participant.
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other entities can make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other GC Advisors clients, GC Advisors needs to decide whether we or such other entity or entities will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC to permit us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.
We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third party financing in place of or in addition to loans from GC Advisors and its affiliates, such third party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.

GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
In connection with investments made by us, GC Advisors and its affiliates often receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, agent and/or other transaction fees from portfolio investments in which we invest or propose to invest. The potential for GC Advisors and its affiliates to receive such economic benefits creates conflicts of interest as GC Advisors and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by GC Advisors and its affiliates may participate in the original or refinanced investment, or both. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other entities advised by GC advisors and its affiliates are able to participate in the original or refinanced investment, or both.

Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.

GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that such reductions, waivers or absorptions will occur in the future or at all, and any such reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.

GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
GC Advisors will not make any investment on behalf of us that it does not believe to be in our best interest. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes will increase the likelihood of repeat business for the benefit of us and GC Advisors’ other clients.

GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains two major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.

Investors should be aware that other lines of business at Golub Capital could indirectly affect their investment in us, even if we are not directly exposed to those lines of business. While GC Advisors and its affiliates keep each investment client as a legally distinct entity or account, there are risks that a separate business line suffering a material adverse condition could affect other business lines to which we have direct exposure, and consequently, our performance. These risks could materially affect GC Advisors’ business as a whole, and include, but are not limited to, loss of reputation, loss of management time and focus, regulatory sanctions, and adverse impact to business relationships.

Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of
GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, including, without limitation, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies to Dyal Capital Partners, a division of Neuberger Berman (“Dyal”). Dyal has also acquired investments in one or more of Golub Capital’s direct competitors and could continue to do so in the future. Dyal does not have any material control rights with respect to Golub Capital.

While Golub Capital does not presently anticipate engaging in any material strategic transactions, it could do so in the future. Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the GC Advisors management team will not be successful in developing and operating the underlying business involved in the strategic transaction.

We and GC Advisors could be the target of litigation or regulatory investigations.
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act. We and GC Advisors are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.

GC Advisors, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of GC Advisors to manage us, are often impossible to anticipate. GC Advisors would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of GC Advisors.
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct, bad faith or gross negligence by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We could need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
We could have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This could arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, is included in income before we receive any corresponding cash payments. We also could be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that could include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors will have no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”
The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and could vary considerably from jurisdiction to jurisdiction.
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (the company not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.
Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets (other than the SBA debentures of a SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales could be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness are not available for distributions to our stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2020, we had $2.0 billion of outstanding borrowings, including $408.2 million, $546.5 million and $189.0 million outstanding under the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization, respectively.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and could have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that could involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders could not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.
We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
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
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. While leverage presents opportunities for increasing our total return, it also potentially has the effect of increasing losses. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.

We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We could pledge up to 100% of our assets and could grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness could be less than 150% minimum asset coverage requirement permitted by Section

61(a)(2) of the 1940 Act. This exemptive relief provides us with increased investment flexibility but also increases our risks related to leverage.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2020, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-21.42%	-12.15%	-2.87%	6.40%	15.68%

(1)Assumes $4.4 billion in total assets, $2.0 billion in debt and secured borrowings outstanding and $2.4 billion in net assets as of September 30, 2020 and an effective annual interest rate of 3.40% as of September 30, 2020.
Based on our outstanding indebtedness of $2.0 billion as of September 30, 2020 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, of 3.40% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.50% to cover annual interest payments on the outstanding debt.
If we are unable to obtain leverage or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static. We could, directly or through subsidiaries, have concentrated exposure to a small number of commercial lenders or other financing providers, which could result in us being dependent on the continued availability of capital from such financing providers. Consequently, available financing could be more expensive or on terms that are less desirable than in an environment with a larger number of leverage providers.
We are subject to risks associated with the Debt Securitizations.
As a result of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization (each a “Debt Securitization” and, collectively, the “Debt Securitizations”), we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization were the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer are wholly-owned subsidiaries of 2018 CLO Depositor, GCIC CLO Depositor and 2020 CLO Depositor, respectively, each a wholly-owned subsidiary of the Company (each a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements.

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
Under the terms of the respective loan sale agreements entered into upon closing of each of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization (each, a “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing such Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the respective Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing each such Debt Securitization (each, a “Depositor Loan Sale Agreement”), which provides for the sale of assets on the applicable closing date as well as future sales from us to the applicable Securitization Issuer through the applicable CLO Depositor, (1) we sold and/or contributed to the applicable CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the applicable Debt Securitization and participations for the purchase price and other consideration set forth in the applicable Depositor Loan Sale Agreement and (2) the applicable CLO Depositor, in turn, sold to the applicable Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the applicable Securitization Issuer, and not GC Advisors, the applicable CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations.
As of September 30, 2020, we held indirectly through the applicable CLO Depositor, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes, and 100% of the membership interests in the 2018 Issuer, the Class C GCIC 2018 Notes, the Class D GCIC 2018 Notes, the Subordinated GCIC 2018 Notes and 100% of the membership interests in the GCIC 2018 Issuer, the Class C 2020 Notes (which were unfunded as of September 30, 2020), the Subordinated 2020 Notes and 100% of the membership interests in the 2020 Issuer. As a result, we consolidate the financial statements of the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the Securitization Issuers and CLO Depositors is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or a CLO Depositor to a Securitization Issuer or by us to a CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The notes and membership interests that we hold that are issued by the Securitization Issuers are subordinated obligations of the applicable Securitization Issuer and we could not receive cash from such Securitization Issuer.
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

Each Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the applicable Debt Securitization documents. As the holder of the membership interests in each Securitization Issuer, we could receive distributions, if any, only to the extent that the applicable Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from a Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The interests of holders of the senior classes of securities issued by the Securitization Issuers could not be aligned with our interests.
The notes issued by each Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the respective Securitization Issuer in the applicable Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer. For example, under the terms of the Class A 2018 Notes, holders of the Class A 2018 Notes have the right to receive payments of principal and interest prior to holders of the Class B 2018 Notes, the Class C-1 2018 Notes and the 2018 Issuer.
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the applicable Debt Securitization. For as long as the Class A 2018 Notes, the Class A GCIC 2018 Notes, the Class A-1 2020 Notes and the 2020 Loans remain outstanding, holders of such class of notes or loans comprise the Controlling Class under the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization, respectively. The Class A-1 Notes and 2020 Loans are both considered the most senior class of the 2020 Debt Securitization. If such notes or loans are paid in full, then the Class B 2018 Notes, the Class B GCIC 2018 Notes and the Class A-2 2020 Notes would comprise the Controlling Class under the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization, respectively. Holders of the Controlling Class under the applicable Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the applicable Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for a Debt Securitization, the Controlling Class of such debt securitization, as the most senior class of notes or loans then outstanding in such debt securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under a Debt Securitization, holders of a majority of the Controlling Class of the applicable debt securitization could be entitled to determine the remedies to be exercised under the applicable indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2018 Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2018 Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class C‑2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes to the extent the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, or Class D 2018 Notes constitute the Controlling Class, the Class B‑2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes to the extent the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes or Class D GCIC 2018 Notes constitute the Controlling Class and the Class C 2020 Notes and Subordinated 2020 Notes to the extent the Class A-1 2020 Notes, the 2020 Loans, Class A-2 2020 Notes, Class B 2020 Notes, or Class C 2020 Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each Debt Securitization, there are two asset coverage tests applicable to the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer; the Class A GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes and Class D GCIC 2018, with respect to the GCIC 2018 Issuer; and the Class A 2020 Notes, the 2020 Loans, the Class B 2020 Notes and the Class C Notes, with respect to the 2020 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the applicable Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 110% of the interest payable in respect of the Class C-1 2018 Notes and the Class C-2 2018 Notes, taken together, and at least 105% of the interest payable in respect of the Class D 2018 Notes; and, in the case of the GCIC 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A GCIC 2018 Notes and Class B GCIC 2018 Notes, taken together, and at least 110% of the interest payable in respect of the Class C GCIC 2018 Notes and at least 105% of the interest payable in respect of the Class D GCIC 2018 Notes; and, in the case of the 2020 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-1 2020 Notes, the 2020 Loans, the Class A-2 Notes, the Class B 2020 Notes, taken together, and at least 110% of the interest payable in respect of the Class C 2020 Notes.
The second such test compares the principal amount of the portfolio loans of the applicable Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 145.6% of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 126.7% of the Class C-1 2018 Notes and Class C-2 2018 Notes, taken together, and at least 116.7% of the Class D 2018 Notes. To meet this second test at any time in the case of the GCIC 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 147.9% of the Class A GCIC 2018 Notes and Class B GCIC 2018 Notes, taken together, at least 127.1% of the Class C GCIC 2018 Notes and at least 117.5% of the Class D GCIC 2018 Notes. To meet this second test at any time in the case of the 2020 Debt Securitization, 148.7% of the Class A-1 2020 Notes, the 2020 Loans, the Class A-2 2020 Notes and Class B 2020 Notes, taken together, at least 0%, 126.6%, 127.6%, 128.6%, 129.6% or 130.6% of the Class C 2020 Notes depending how much of the Class C 2020 Notes is funded at any given time.

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
The value of the Class C-2 2018 Notes, Class D 2018 Notes, Subordinated 2018 Notes, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes, Subordinated GCIC 2018 Notes, Class C 2020 Notes or Subordinated 2020 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2018 Debt Securitization, the 2018 GCIC Debt Securitization and 2020 Debt Securitization could extend through as late as January 15, 2023, January 20, 2023 and November 5, 2022 respectively. During the respective reinvestment period, market conditions and restrictions on investment under the indenture governing the applicable Debt Securitization could result in periods of time in which the applicable Securitization Issuer is not able to fully invest its available collateral or during which collateral available is not of comparable quality or yield, which could affect the value of the collateral securing the notes issued by such Securitization Issuer that we hold.
We could be required to assume liabilities of a Securitization Issuer and are indirectly liable for certain representations and warranties in connection with each Debt Securitization.
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
Certain Securitization Issuers could issue additional Notes.
Under the terms of the documents governing the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization, the applicable Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the applicable Debt Securitization and, in the case of each of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization, the applicable CLO Depositor and a supermajority of the Subordinated 2018 Notes, Subordinated GCIC 2018 Notes or Subordinated 2020 Notes, as applicable. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the applicable Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over LIBOR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer to issue any additional notes at this time. We could amend the documents governing each Debt Securitization from time to time, and without amendment, the 2018 Debt Securitization documents do not provide for additional issuances of Class A 2018 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
We are subject to risks associated with the Revolving Credit Facilities.
As a result of our Revolving Credit Facilities, we are subject to a variety of risks, including those set forth below.

Our interests in our Funding Subsidiaries are subordinated and we could not receive cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each of our Funding Subsidiaries. We consolidate the financial statements of our Funding Subsidiaries in our consolidated financial statements and treat the indebtedness under the Revolving Credit Facilities as our leverage. Our interests in our Funding Subsidiaries are subordinated in priority of payment to every other obligation of such Funding Subsidiary and are subject to certain payment restrictions set forth in each Revolving Credit Facility. We receive cash distributions on our equity interests in our Funding Subsidiaries only if such Funding Subsidiary has made all required cash interest payments to the respective lenders and no default exists under the respective Revolving Credit Facility. We cannot assure you that distributions on the assets held by our Funding Subsidiaries will be sufficient to make any distributions to us or that such distributions will meet our expectations.
We receive cash from our Funding Subsidiaries only to the extent that we receive distributions on our equity interests in such Funding Subsidiary. Each Funding Subsidiary could make distributions on its equity interests only to the extent permitted by the payment priority provisions of the applicable Revolving Credit Facility. Each of the Revolving Credit Facilities generally provides that payments on the respective interests could not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if a Funding Subsidiary does not meet the asset coverage tests or the interest coverage test set forth in the documents of the applicable Revolving Credit Facility, a default would occur. In the event of a default under a Revolving Credit Facility document, cash would be diverted from us to pay the applicable lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in each Funding Subsidiary rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the respective Revolving Credit Facility. Consequently, to the extent that the value of a Funding Subsidiary's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in such Funding Subsidiary could be reduced. Accordingly, our investments in each of our Funding Subsidiaries could be subject to up to 100% loss.
The ability to sell investments held by our Funding Subsidiaries is limited.
Each of the Revolving Credit Facilities place significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.
We are subject to risks associated with our SBIC Funds.
As a result of our SBIC Funds, we are subject to a variety of risks, including those set forth below.
Our interests in the SBIC Funds are subordinated and we could not receive cash on our equity interests from any of the SBIC Funds.
We own 100% of the equity interests in SBIC IV, SBIC V and SBIC VI. We consolidate the financial statements of each of the SBIC Funds in our consolidated financial statements. Our interests in the SBIC Funds are subordinated in priority of payment to the SBA-guaranteed debentures issued by the respective SBIC Fund. We receive cash from SBIC IV, SBIC V and SBIC VI only to the extent that we receive distributions on our equity interests in each such SBIC Fund. Our SBIC Funds could be limited by SBA regulations governing SBICs from making certain distributions to us unless we request a waiver of the SBA restrictions. We cannot assure you that the SBA would grant any such waiver. In the event that we fail to receive cash from our SBIC Funds, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our SBIC Funds are licensed by the SBA and are subject to SBA regulations which limit the scope of investments available to the SBIC Funds.
Our wholly-owned subsidiaries, SBIC IV, SBIC V and SBIC VI, received licenses to operate as SBICs under the Small Business Act of 1958, as amended, or the 1958 Act, and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements could cause our SBIC Funds to invest at less competitive rates in order to qualify investments under the SBA regulations.
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
Our ability to invest in public companies is limited in certain circumstances.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
We can enter into repurchase agreements, which are another form of leverage.
We can, and have in the past, entered into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.
Adverse developments in the credit markets could impair our ability to enter into new debt financing arrangements.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it could be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.
As a business development company, we are restricted from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business — Regulation — Qualifying Assets.”
In the future, we believe that most of our investments will constitute qualifying assets. However, we could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We can provide no assurance that we will be able to find a buyer for such investments and, even if we do find a buyer, we could be forced to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded are often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently operating in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.
We could experience fluctuations in our quarterly operating results.
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
Political uncertainty could adversely affect our business

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, the risks related to the elections in the U.S. or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include, but are not limited to: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.

On January 31, 2020, the United Kingdom ended its membership in the EU (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the United Kingdom (the “UK”) and the EU (the “EU Withdrawal Agreement”), the UK’s departure from the EU is followed by a transition period (the “Transition Period”), which runs until December 31, 2020 and during which the UK shall continue to apply EU law and be treated for all material purposes as if it were still a member of the EU. The EU Withdrawal Agreement provides that the Transition Period could be extended by agreement between the UK and the EU for up to two years beyond December 31, 2020. However, the UK government has indicated that it will not seek such an extension. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.

New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank (the “U.S. Risk Retention Rules”) were issued and became effective with respect to collateralized loan obligation (“CLOs”) on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff (the “Staff”) of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs.  Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules.  If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs could be limited or otherwise curtailed.  Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
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

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Changes to U.S. tariff and import/export regulations could have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Our board of directors could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws are intended to deter takeover attempts, which could have an adverse effect on the price of our common stock.
The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that are intended to discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also could have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. If our board of directors does not approve a business combination, Section 203 of the DGCL could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that could make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, in certain instances. These provisions, as well as other provisions of our certificate of incorporation and bylaws, could delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our securityholders.
GC Advisors can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we can provide no assurance that we would be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock could decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we can provide no assurance that we would be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock could decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
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
We are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.
Our business depends on the communications and information systems of GC Advisors and its affiliates. GC Advisors and the Administrator are heavily reliant on the information technology infrastructure, processes and procedures of Golub Capital, which has devoted significant resources to developing effective and reliable information technology systems. Information technology changes rapidly, however, and Golub Capital could fail to stay ahead of such advances. Moreover, Golub Capital could find itself a target of cyberattacks, including cyber espionage, malware, ransomware, and other types of hacking. If any of the Golub Capital information technology systems do not operate properly or are disabled, whether as a result of tampering or a breach of network security systems or otherwise, we and Golub Capital could suffer, among other consequences, financial loss, disruption of businesses and reputational damage and, in the case of Golub Capital, liability to clients. While steps have been taken to mitigate the risk and impact of such attacks, no system is fully attack-proof, and a cyberattack could have an adverse impact on us.
In addition, Golub Capital’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Golub Capital takes protective measures, its computer systems, software and networks could be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have an impact on security. We, GC Advisors and the Administrator rely on third-party service providers for certain aspects of their business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the operations and could affect their reputation, which could have an adverse effect on us.
A data breach could negatively impact our business and result in significant penalties.

GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for GC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, GC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While GC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject GC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.
Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we could in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we could be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Our debt investments are risky and we could lose all or part of our investments.
The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments could result in an above average amount of risk and volatility or loss of principal.
Our investments in leveraged portfolio companies are risky, and we could lose all or part of our investment.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. Such developments could be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we could have obtained in connection with our investment. Smaller leveraged companies also could have less predictable operating results and could require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and could lose money on our investments. Compared to larger companies, middle market companies typically have shorter operating histories, newer technologies and/or products, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, be more reliant on a small number of products, managers or clients, or be subject to other individual company risks. In addition, the middle market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the portfolio company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it may be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
An important concern in making investments is the possibility of material misrepresentation or omission on the part of the portfolio company. Such inaccuracy or incompleteness can adversely affect, among other things, the valuation of collateral, other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer, or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by portfolio companies to the extent reasonable. However, there can be no guarantee that such representations are accurate or complete.
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the current COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are insulated from the effects of the COVID-19 pandemic, there can be no assurance that such portfolio companies will not be adversely affected by the COVID-19 pandemic or other market or economic conditions.
The value of our investments in loans will likely be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral, and/or there are extensive legal and other costs incurred in collecting on a defaulted loan. GC Advisors will attempt to minimize this risk, for example, by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan. However, there can be no assurance that the liquidation value assigned by GC Advisors would be realized by the portfolio company upon liquidation, nor can there be any assurance that such collateral will retain its value. In addition, certain of our loans will be supported, in whole or in part, by personal guarantees made by the borrower or an affiliate of the borrower. If such guarantee is called and the guarantor fails to meet its obligations under the guarantee, the amount realizable with respect to a loan will generally be detrimentally affected. There could be a monetary as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral. In addition, any activity deemed to be active lending/origination by us could subject it to additional regulation.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loan. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by the COVID-19 pandemic. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities
The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition and the person(s) having such control could have interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the Accounting Standards Codification Topic 820. The Board uses the services of one or more independent service providers to review the valuation of its illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments can be made in the future and other relevant factors.
The fair value measurement seeks to approximate the price that would be received for an investment on a current sale and assumes that the transaction to sell an asset occurs in the principal market for such asset or, in the absence of a principal market, the most advantageous market for such asset, which could be a hypothetical market, and excludes transaction costs. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets could result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio could reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and could suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because orderly markets currently do not exist for some investments, and because valuations, and particularly valuations of private investments and private companies, require judgment, are inherently uncertain, could fluctuate over short periods and are often based on estimates, our determinations of the fair value of investments could differ materially from the values that would have been used had a ready market existed for such investments.
Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment could be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security’s expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us. Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and can increase the security’s price volatility.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates could make it more difficult for portfolio companies to make periodic payments on their loans.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments.
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of its investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
We have not yet identified the portfolio company investments we will acquire.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we could be subject to greater risk.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of its investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events has been significantly increased by the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout often raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court could recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we have structured our investment as senior debt.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we could make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments could, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or could result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we could elect not to make a follow-on investment because we do not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments could also be limited by GC Advisors’ allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company makes business decisions with which we disagree, and that the management and/or stockholders of a portfolio company could take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we can provide no assurance that we will be able to dispose of our investments in the event we disagree with the actions of a portfolio company and could therefore suffer a decrease in the value of our investments.

Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, such as the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
We have made in the past, and could make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and could secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we could have with respect to the collateral securing any junior priority loans we make to our portfolio companies could also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that could be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We will not always have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
The disposition of our investments could result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we could be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We could also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements could result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements for each of the 2014 Debt Securitization (prior to the 2014 Notes redemption), 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our investments in foreign companies could involve significant risks in addition to the risks inherent in U.S. investments.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities by United States companies. The legal and regulatory environment often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets, less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2020, we were invested in securities of eight non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.
We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. In order for our investments to be classified as “qualifying assets,” among other requirements, such investments must be in issuers organized under the laws of, and which have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States.
We can invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies. Any of our portfolio company investments that are denominated in foreign currencies will be subject to the risks associated with fluctuations in currency exchange rates, which fluctuations could adversely affect our performance.
We have and could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our security holders. We could utilize instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments could include counter-party credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we could not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.
We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. If an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.
We could be subject to lender liability claims with respect to our portfolio company investments.
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that would exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of the loans, the loans could be subject to claims of subordination.

Risks Relating to Investors in Our Securities
Investing in our securities could involve an above average degree of risk.
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.
Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.
Shares of closed-end investment companies, including business development companies, could trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share could decline. We cannot predict whether our common stock will trade at, above or below net asset value.
There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock or other disposition. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
The market price of our securities could fluctuate significantly.
The market price and liquidity of the market for our securities could be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;

•loss of our qualification as a RIC or business development company;
•changes in market interest rates and decline in the prices of debt,
•changes in earnings or variations in operating results;
•changes in the value of our portfolio investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of GC Advisors’ or any of its affiliates’ key personnel;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.
The 2024 Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
The 2024 Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2024 Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the 2024 Unsecured Notes or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the Debt Securitizations and Revolving Credit Facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Unsecured Notes. As of September 30, 2020, we had an aggregate of approximately $2.0 billion of outstanding borrowings under the Debt Securitizations, the Revolving Credit Facilities and the SBA debentures, all of which are secured and thus effectively senior to the 2024 Unsecured Notes.
The 2024 Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2024 Unsecured Notes are obligations exclusively of Golub Capital BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2024 Unsecured Notes and the 2024 Unsecured Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2024 Unsecured Notes.
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2024 Unsecured Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2024 Unsecured Notes are structurally subordinated, or junior, to the Debt Securitizations, the Revolving Credit Facilities and the SBA Debentures and other liabilities (including trade payables) incurred by any of our existing or future subsidiaries, financing vehicles or similar facilities. All of the existing indebtedness of our subsidiaries is structurally senior to the 2024 Unsecured Notes.
In addition, our subsidiaries and any additional subsidiaries that we may form may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Unsecured Notes.
The indenture governing the 2024 Unsecured Notes contains limited protection for holders of the 2024
Unsecured Notes.
The indenture governing the 2024 Unsecured Notes offers limited protection to holders of the 2024 Unsecured

Notes. The terms of the indenture and the 2024 Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the 2024 Unsecured Notes. In particular, the terms of the indenture and the 2024 Unsecured Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu, or equal, in right of payment to the 2024 Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2024 Unsecured Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the 2024 Unsecured Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2024 Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2024 Unsecured Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the 2024 Unsecured Notes do not protect holders of the 2024 Unsecured Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the indenture governing the 2024 Unsecured Notes.
Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2024 Unsecured Notes and may have important consequences for holders of the 2024 Unsecured Notes, including making it more difficult for us to satisfy our obligations with respect to the 2024 Unsecured Notes or negatively affecting the trading value of the 2024 Unsecured Notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the 2024
Unsecured Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2024 Unsecured Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2024 Unsecured Notes.
If an active trading market for the 2024 Unsecured Notes does not develop, holders may not be able to resell them.
The 2024 Unsecured Notes are a new issue of debt securities and there currently is no trading market for the 2024 Unsecured Notes. We do not intend to apply for listing of the 2024 Unsecured Notes on any securities exchange or for quotation of the 2024 Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holder may not be able to resell the 2024 Unsecured Notes at their fair market value or at all. If the 2024 Unsecured Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for the 2024 Unsecured Notes, that holders will be able to sell the 2024 Unsecured Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2024 Unsecured Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the 2024 Unsecured Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Unsecured Notes.
Any default under the agreements governing our indebtedness, including the Debt Securitizations, the Revolving Credit Facilities, the SBA Debentures, or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Unsecured Notes and substantially decrease the market value of the 2024 Unsecured Notes.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facilities or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Revolving Credit Facilities or the required holders of the Debt Securitizations, the SBA Debentures or other debt that we may incur in the future, to avoid being in default. If we breach our covenants under the Debt Securitizations, the Revolving Credit Facilities, the SBA Debentures or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

If we are unable to repay debt, lenders or holders having secured obligations, including the lenders and holders under the Debt Securitizations, the Revolving Credit Facilities and the SBA Debentures, could proceed against the collateral securing the debt. Because the Revolving Credit Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2024 Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of the 2024 Unsecured Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2024 Unsecured Notes or other debt securities we may issue. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2024 Unsecured Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of Notes of any changes in our credit ratings.

An increase in market interest rates could result in a decrease in the market value of the 2024 Unsecured Notes.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 2024 Unsecured Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if market interest rates increase, the market values of Notes with fixed interest rates may decline. We cannot predict the future level of market interest rates.

The optional redemption provision may materially adversely affect the return on the 2024 Unsecured Notes.

The 2024 Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2024 Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the 2024 Unsecured Notes. In this circumstance, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2024 Unsecured Notes being redeemed.

We may not be able to repurchase the 2024 Unsecured Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the 2024 Unsecured Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the 2024 Unsecured Notes) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the 2024 Unsecured Notes may require us to repurchase for cash some or all of the 2024 Unsecured Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2024 Unsecured Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered 2024 Unsecured Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2024 Unsecured Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay distributions on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.

We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries, including any subordinated notes issued as part of our debt securitization transactions, which notes represent the residual claimant on distributions by the applicable securitization subsidiary. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of payments on any subordinated notes, dividends, and other distributions, any of which may be subject to restriction or limitations based on the organizational documents of the subsidiaries and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we may issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we may issue, dividends or other distributions.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

Our common stockholders’ interest in us may be diluted if they do not fully exercise subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then common stockholders will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering , own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares would be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our common stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

These dilutive effects may be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings may create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our net asset value, without a corresponding change to our net asset value.

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

Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2020 and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
Sales of substantial amounts of our common stock in the public market could have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
The trading market or market value of our publicly issued debt securities may fluctuate.
Any publicly issued debt securities we issue may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by national statistical ratings agencies;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption or repayment features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and
•market rates of interest higher or lower than rates borne by the debt securities.
Investors should also be aware that there may be a limited number of buyers when they decide to sell our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption may materially adversely affect the return on any debt securities that we may issue.
If we issue debt securities that are redeemable at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and Golub Capital LLC could, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosure
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

Period	NAV(1)	Closing Sales Price(2)		Premium (Discount) of High Sales Price to NAV(3)	Premium (Discount) of Low Sales Price to NAV(3)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2020
Fourth quarter	$14.33	$13.44	$11.31	(6.2)%	(21.1)%	$0.29
Third quarter	14.05	12.65	9.58	(10.0)	(31.8)	0.29
Second quarter	14.62	18.14	9.55	24.1	(34.7)	0.33
First quarter	16.66	18.56	17.70	11.4	6.2	0.46	(4)
Fiscal year ended September 30, 2019
Fourth quarter	$16.76	$18.97	$17.72	13.2%	5.7%	$0.32
Third quarter	15.95	18.43	17.34	15.5	8.7	0.32
Second quarter	15.95	18.65	16.62	16.9	4.2	0.32
First quarter	15.97	19.01	16.38	19.0	2.6	0.44	(5)

(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)On May 15, 2020, we completed a transferable rights offering. The Closing Sales Prices shown have not been adjusted to account for the bonus element associated with the rights issued detailed in Note 11 of the consolidated notes to the financial statements.
(3)Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(4) Includes a special distribution of $0.13 per share.
(5) Includes a special distribution of $0.12 per share.

The last reported price for our common stock on November 25, 2020 was $14.08 per share. As of November 25, 2020, we had 641 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2020
September 8, 2020	September 29, 2020	$0.29
June 9, 2020	June 29, 2020	0.29
March 6, 2020	March 27, 2020	0.33
December 12, 2019 (1)	December 30, 2019	0.46
Total		$1.37

Fiscal year ended September 30, 2019
August 19, 2019	September 27, 2019	$0.32
June 7, 2019	June 28, 2019	0.32
March 7, 2019	March 28, 2019	0.32
December 12, 2018 (2)	December 28, 2018	0.44
Total		$1.40
(1) Includes a special distribution of $0.13 per share.
(2) Includes a special distribution of $0.12 per share.
On November 20, 2020, our board of directors declared a quarterly distribution of $0.29 per share, which is payable on December 30, 2020 to holders of record as of December 11, 2020.
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2012 to September 30, 2020 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2012, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
September-12
December-12
March-13
June-13
September-13
December-13
March-14
June-14
September-14
December-14
March-15
June-15
September-15
December-15
March-16
June-16
September-16
December-16
March-17
June-17
September-17
December-17
March-18
June-18
September-18
December - 18
March - 19
June - 19
September - 19
December - 19
March - 20
June - 20
September - 20
Golub Capital BDC, Inc.
S&P 500 Index
NASDAQ Financial 100

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data of Golub Capital BDC, Inc. as of and for the years ended September 30, 2020, 2019, 2018, 2017 and 2016 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC, Inc.
	As of and for the years ended September 30,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$298,953	$172,298	$152,171	$137,764	$127,871
Base management fee	59,243	27,872	24,214	23,815	22,020
Incentive fee	13,831	8,902	13,110	7,560	7,266
Interest and other debt financing expenses	74,858	43,531	33,174	31,534	27,724
All other expenses	11,962	5,921	5,652	5,309	5,881
Net investment income(1)	139,059	86,072	76,021	69,546	64,980
Net realized gain (loss) on investment transactions	(18,660)	(4,442)	17,536	9,402	6,254
Net change in unrealized appreciation (depreciation) on investment transactions	(65,527)	(100,209)	(11,587)	3,340	(2,030)
Net increase (decrease) in net assets resulting from operations	54,872	(18,579)	81,970	82,288	69,204
Per share data:
Net asset value	$14.33	$16.76	$16.10	$16.08	$15.96
Net investment income(1)	0.94	1.36	1.27	1.23	1.25
Net realized gain (loss) on investment transactions	(0.12)	(0.07)	0.29	0.16	0.12
Net change in unrealized appreciation (depreciation) on investment transactions	(0.76)	(2.41)	(0.19)	0.06	(0.04)
Net increase (decrease) in net assets resulting from operations	0.06	(1.12)	1.37	1.45	1.33
Per share distributions declared	1.37	1.40	1.36	1.53	1.28
From net investment income	1.29	1.27	1.31	1.51	1.04
From capital gains	0.04	0.13	0.05	0.02	0.24
From return of capital	0.04	—	—	—	—
Dollar amount of distributions declared	202,190	84,625	81,307	86,443	66,879
From net investment income	190,874	77,065	78,328	85,304	54,461
From capital gains	4,691	7,560	2,979	1,139	12,418
From return of capital	6,625	—	—	—	—
Balance Sheet data at period end:
Investments, at fair value	$4,238,210	$4,292,932	$1,782,841	$1,685,015	$1,660,612
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	184,430	84,208	45,705	62,558	89,540
Interest receivable and other assets	21,644	17,123	7,006	6,603	6,357
Total assets	4,444,284	4,394,863	1,835,552	1,754,176	1,756,509
Total debt	2,023,698	2,124,392	845,683	781,100	865,175
Total liabilities	2,048,091	2,172,009	866,698	796,230	877,684
Total net assets	2,396,193	2,222,854	968,854	957,946	878,825
Other data:
Weighted average yield on income producing investments at fair value(2)	7.6%	8.6%	8.3%	7.8%	7.6%
Number of portfolio companies at period end	254	241	199	185	183

(1)Net investment income for the years ended September 30, 2017 and 2016 is shown after a net expense of $17 and $333, respectively, for U.S. federal excise tax.
(2)Weighted average yield on income producing investments is computed by dividing (a) income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts on accruing loans and debt securities by (b) total income producing investments at fair value.

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
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
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
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of September 30, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was approved by our board of directors in July 2019 and by our stockholders in September 2019. The Investment Advisory Agreement was entered into effective as of September 16, 2019 and will continue for an initial two-year term. Prior to September 16, 2019, we were subject to the Prior Investment Advisory Agreement. The changes to the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger or acquisition, including our acquisition of GCIC, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2020 and 2019, our portfolio at fair value was comprised of the following:

	As of September 30, 2020		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$640,213	15.1%	$589,340	13.7%
One stop	3,485,585	82.2	3,474,116	80.9
Second lien	19,640	0.5	19,473	0.5
Subordinated debt	575	0.0 *	369	0.0 *
LLC equity interests in SLF and GCIC SLF(1)	—	—	123,644	2.9
Equity	92,197	2.2	85,990	2.0
Total	$4,238,210	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from the LLC equity interests invested in SLF and GCIC SLF were utilized by SLF and GCIC SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2020 and 2019, one stop loans included $430.2 million and $414.7 million, respectively, of late stage lending loans at fair value.

As of September 30, 2020 and 2019, we had debt and equity investments in 254 and 241 portfolio companies, respectively. In addition, as of September 30, 2019, we had investments in SLF and GCIC SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2020 and 2019:

	Year ended September 30,
	2020	2019
Weighted average income yield (1)	7.6%	8.6%
Weighted average investment income yield (2)	8.0%	9.0%
Total return based on average net asset value (3)	2.5%	(1.8)%
Total return based on market value (4)	(22.8)%	8.8%

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

•calculating our NAV (including the cost and expenses of any independent valuation firm);
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
•costs associated with compliance under the Sarbanes-Oxley Act;
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

Prior to the redemption of the 2014 Notes and termination of the documents governing the 2014 Debt Securitization on August 26, 2020, GC Advisors, served as collateral manager for the 2014 Issuer, our wholly-owned subsidiary, under the 2014 Collateral Management Agreement, was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ referred to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

GC Advisors, as collateral manager for the 2018 Issuer under the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

GC Advisors, as collateral manager for the GCIC 2018 Issuer under the GCIC 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

GC Advisors, as collateral manager for the 2020 Issuer under the 2020 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2020 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2020 Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees were paid directly by the 2014 Issuer and are paid directly by the 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the initial structuring of the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. The 2020 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2020 Debt Securitization. Term debt securitizations are also known as CLOs and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization, and collectively the Debt Securitizations, as applicable.

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

SLF and GCIC SLF Purchase Agreement

On January 1, 2020, we entered into a purchase agreement, or the Purchase Agreement, with RGA, Aurora and, together with RGA, the Transferors, SLF, and GCIC SLF. Prior to entering into the Purchase Agreement, the Transferors owned 12.5% of the LLC equity interests in each Senior Loan Fund, while we owned the remaining 87.5% of the LLC equity interests in each Senior Loan Fund. Pursuant to the Purchase Agreement, RGA and Aurora agreed to sell their LLC equity interests in each Senior Loan Fund to us, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, we paid each Transferor an amount, in cash, equal to the net asset value of such Transferor's Senior Loan Fund LLC equity interests as of December 31, 2019, or the Net Asset Value, along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. In February 2020, we paid an aggregate of $17.0 million to the Transferors to acquire their respective LLC interests in the Senior Loan Funds.

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

Since mid-March 2020, we have executed over 90 credit-enhancing amendments (representing over 20% of total debt investments at fair value) with a focus on borrowers in COVID-19 impacted sub-sectors and had only two borrowers default on their principal and interest payments. In addition, we have experienced a meaningful reversal of some of the unrealized depreciation recognized during the three months ended March 31, 2020 as the U.S. economy began reopening sooner than expected, portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. Since COVID began, sponsors have put in over $700.0 million of new equity into our portfolio companies. Due to the resurgence of COVID-19 in some parts of the country, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the year ended September 30, 2020.

As of September 30, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Our revolving credit facilities, described in Note 7 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of September 30, 2020, over 90% of our floating rate loans at fair value were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. Certain of the notes issued in each of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization have floating rate interest provisions. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over

LIBOR that we earn on such loans, a decrease in the income incentive fee as a result of our 8% hurdle rate or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We completed an industry subsegment analysis as of September 30, 2020 to evaluate the exposure of our portfolio companies to adverse effects on their business operations as a result of the COVID-19 pandemic. As of September 30, 2020, more than 80% of our portfolio at fair value was comprised of investments in industry subsegments that we have identified as less exposed to negative impacts from the COVID-19 pandemic, less than 20% of our portfolio at fair value was comprised of investments in industry subsegments that we believe have and will continue to experience significant financial distress as a result of the COVID-19 pandemic and less than 1% of our portfolio at fair value was comprised of investments in industry subsegments that were identified as most significantly exposed to adverse effects resulting from the COVID-19 pandemic. Our portfolio by industry subsegments and our view of the exposure of our portfolio companies to the adverse effects of the COVID-19 pandemic as of September 30, 2020 is as follows:

Industry Subsegments[1]
Less exposed to COVID-19 (>80% of portfolio2)	Significantly exposed to COVID-19 exposure (<20% of portfolio2)	Most significantly exposed to COVID-19 (<1% of portfolio2)
Software & Technology	Automotive	Dental Care
Business Services	Building Products and Real Estate	Eye Care
Healthcare[3]	Consumer Products	Fitness Franchises
Aerospace & Defense	Packaging	Hotels
Distribution		Oil and Gas
Financial Services		Restaurants
Food & Beverage		Retail
Manufacturing
Education

(1)Industry subsegments are based on GC Advisors' internal analysis and industry classifications as of September 30, 2020.
(2)At fair value as of September 30, 2020.
(3)Excludes Dental Care and Eye Care subsegments.

The table below details changes in the weighted average price of our debt investments held as of September 30, 2020 and the net change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2020 by Internal Performance Rating (as defined in the “Portfolio Composition, Investment Activity and Yield” section below). Additionally, the following table details the primary drivers of changes in weighted average price of our debt investments by Internal Performance Rating category as of September 30, 2020 as compared to June 30, 2020.

	Weighted Average Price[1]
Category	As of June 30, 2020	As of September 30, 2020	Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended September 30, 2020 per share (2)(3)	% of Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended September 30, 2020 (2)
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.7	99.0	$0.24	63.0%
Internal Performance Rating 3 (Performing Below Expectations)	90.9	91.5	0.08	21.0%
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	57.4	57.9	0.06	16.0%
Total	96.3	97.0	$0.38	100.0%

(1)Includes debt investments only. “Total” row reflects weighted average price of total fair value of debt investments.
(2)Net Change in Unrealized Appreciation (Depreciation) on Investments Held as of September 30, 2020 includes the net change in unrealized appreciation (depreciation) for the three months ended September 30, 2020.
(3)Based on weighted average shares outstanding for the three months ended September 30, 2020.

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

Recent Developments

On October 2, 2020, in connection with a public offering announced on September 29, 2020, or the Offering, we issued the 2024 Unsecured Notes. As part of the Offering, an affiliate of GC Advisors, or the Affiliate, purchased $40.0 million of the 2024 Unsecured Notes. On October 9, 2020, the Affiliate sold $15.0 million of the 2024 Unsecured Notes to an unaffiliated party.

On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated.

On October 23, 2020, we delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75.0 million, resulting in total borrowing capacity of $325.0 million.
On November 20, 2020, our board of directors declared a quarterly distribution of $0.29 per share, which is payable on December 30, 2020 to holders of record as of December 11, 2020.

Market Trends
We have identified the following trends that may affect our business:
Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We intend to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of COVID-19.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle market companies. For example, based on the experience of our management team, lending to U.S. middle market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle market and (3) also requires more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of committed but uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

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

Market Environment:  We believe middle market investments are likely to excel in uncertain market environments such as the current market environment following the COVID-19 outbreak that began in December 2019, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “LCD Middle Market Review Q2 2020” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2019 and 2018 can be found in our Form 10-K for the fiscal year ended September 30, 2019 located within Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2020 and 2019 are as follows:

	Year ended September 30,		Variances
	2020	2019	2020 vs. 2019
	(In thousands)
Interest income	$318,480	$162,249	$156,231
Income from accretion of discounts and origination fees	16,437	8,572	7,865
GCIC acquisition purchase premium amortization	(39,920)	(1,381)	(38,539)
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	1,905	1,219	686
Dividend income	291	349	(58)
Fee income	1,760	1,290	470
Total investment income	298,953	172,298	126,655
Total expenses	159,894	86,226	73,668
Net investment income (loss)	139,059	86,072	52,987
Net realized gain (loss) on investment transactions	(16,277)	(4,442)	(11,835)
Net realized gain (loss) on investment transactions due to purchase premium	(2,383)	—	(2,383)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(107,830)	2,480	(110,310)
Net change in unrealized depreciation on investment transactions due to purchase premium	42,303	(102,689)	144,992
Net gain (loss) on investment transactions	(84,187)	(104,651)	20,464
Net increase (decrease) in net assets resulting from operations	$54,872	$(18,579)	$73,451
Average earning debt investments, at fair value(2)	$4,209,837	$1,904,121	$2,305,716

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

	Year ended September 30,
	2020	2019
	(In thousands)
Net investment income	$139,059	$86,072
Add: GCIC acquisition purchase premium amortization	39,920	1,381
Less: Accrual (reversal) for capital gain incentive fee	—	(5,580)
Adjusted net investment income	$178,979	$81,873

Net gain (loss) on investment transactions	$(84,187)	$(104,651)
Add: Realized loss on investment transactions due to purchase premium	2,383	—
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(42,303)	102,689
Adjusted net realized and unrealized gain/(loss)	$(124,107)	$(1,962)

Net increase (decrease) in net assets resulting from operations	$54,872	$(18,579)
Add: GCIC acquisition purchase premium amortization	39,920	1,381
Less: Accrual (reversal) for capital gain incentive fee	—	(5,580)
Add: Realized loss on investment transactions due to purchase premium	2,383	—
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(42,303)	102,689
Adjusted net income/(loss)	$54,872	$79,911

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

Investment Income

Investment income increased from the year ended September 30, 2019 to the year ended September 30, 2020 by $126.7 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $2.3 billion as a result of the acquisition of GCIC on September 16, 2019 and the consolidation of SLF and GCIC SLF on January 1, 2020. This increase in our investment income as a result of an increase in the average balance of our accruing loans was partially offset by amortization of the GCIC acquisition purchase premium.

The income yield by debt security type for the years ended September 30, 2020 and 2019 was as follows:

	Year ended September 30,
	2020	2019
Senior secured	6.5%	7.4%
One stop	7.8%	8.8%
Second lien	10.2%	11.1%
Subordinated debt	11.2%	8.8%

Income yields on one stop and senior secured loans decreased for the year ended September 30, 2020 as compared to the year ended September 30, 2019 primarily due to a decrease in the average LIBOR for the year ended September 30, 2020. As of September 30, 2020, we have three second lien investments and four subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2020 and 2019:

	Year ended September 30,		Variance
	2020	2019	2020 vs. 2019
	(In thousands)
Interest and other debt financing expenses	$71,324	$41,435	$29,889
Amortization of debt issuance costs	3,534	2,096	1,438
Base management fee	59,243	27,872	31,371
Income incentive fee	13,831	14,482	(651)
Capital gain incentive fee	—	(5,580)	5,580
Professional fees	4,727	2,636	2,091
Administrative service fee	6,037	2,682	3,355
General and administrative expenses	1,198	603	595
Total expenses	$159,894	$86,226	$73,668
Average debt outstanding	$2,200,950	$1,050,155	$1,150,795

Interest Expense

Interest and other debt financing expenses increased by $29.9 million from the year ended September 30, 2019 to the year ended September 30, 2020 primarily due to an increase in the weighted average of outstanding borrowings from $1.1 billion for the year ended September 30, 2019 to $2.2 billion for the year ended September 30, 2020 primarily due to the acquisition of GCIC. For more information about our outstanding borrowings for the years ended September 30, 2020 and 2019, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our outstanding debt decreased to 3.4% for the year ended September 30, 2020 from 4.2% for the year ended September 30, 2019 primarily due to a lower average LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2019 to 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable, consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $0.7 million from the year ended September 30, 2019 to the year ended September 30, 2020 primarily due to a lower rate of return on the value of our net assets driven by a decrease in LIBOR, partially offset by an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, an increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the year ended September 30, 2020, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 9.0% compared to 15.2% for the year ended September 30, 2019.

For each of the years ended September 30, 2020 and 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There was no capital gain incentive fee accrual calculated in accordance with GAAP as of September 30, 2020 and 2019. Any payment due under the terms of the Investment Advisory Agreement or Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year. Through December 31, 2018, we paid $2.8 million of Capital Gain Incentive Fees calculated in accordance with the Prior Investment Advisory Agreement. No

Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, have been payable since December 31, 2018.

There was a reversal in the accrual for the capital gain incentive fee under GAAP of $5.6 million for the year ended September 30, 2019. The reversal in the accrual for a capital gain incentive fee under GAAP for the year ended September 30, 2019 was primarily due to the GCIC purchase premium write-down as a result of the Merger.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $6.0 million from the year ended September 30, 2019 to the year ended September 30, 2020. The increases were due to higher costs incurred to service a growing portfolio primarily as a result of the acquisition of GCIC. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth other than as a result of a merger or other large acquisition and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2020 and 2019 were $6.4 million and $2.8 million, respectively.

As of September 30, 2020 and 2019, included in accounts payable and other liabilities were $1.6 million and $0.9 million, respectively, for expenses paid on behalf of us by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $0.8 million of expenses paid on behalf of GCIC by the Administrator, which were assumed in the Merger.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Year ended September 30,		Variance
	2020	2019	2020 vs. 2019
	(In thousands)
Net realized gain (loss) on investments	$(18,680)	$(4,616)	$(14,064)
Foreign currency transactions	20	174	(154)
Net realized gain (loss) on investment transactions	$(18,660)	$(4,442)	$(14,218)
Unrealized appreciation on investments	53,225	33,448	19,777
Unrealized (depreciation) on investments	(118,918)	(134,955)	16,037
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	3,843	480	3,363
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(2,728)	685	(3,413)
Unrealized appreciation (depreciation) on forward currency contracts	(949)	133	(1,082)
Net change in unrealized appreciation (depreciation) on investment transactions	$(65,527)	$(100,209)	$34,682

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us.
During the year ended September 30, 2020, we had a net realized loss of $18.7 million primarily attributable to recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies, $4.0 million in realized loss that resulted from the consolidation of SLF and GCIC SLF, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the year ended September 30, 2019, we had a net realized loss of $4.4 million primarily due to realized losses recognized on the restructure, sale or write-off of a few portfolio company investments. These realized losses were partially offset by the realized gains from the sale of a few portfolio company equity investments.

For the year ended September 30, 2020, we had $53.2 million in unrealized appreciation on 140 portfolio company investments, which was offset by $118.9 million in unrealized depreciation on 136 portfolio company investments. Unrealized appreciation for the year ended September 30, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the year ended September 30, 2020 primarily resulted from decreases in the fair value in many of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities. The unrealized appreciation on our investments in SLF and GCIC SLF of $3.8 million was due to the reversal of unrealized depreciation as a result of the consolidation of SLF and GCIC SLF.

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

Liquidity and Capital Resources

For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $99.9 million. During the period, cash provided by operating activities was $187.7 million, primarily as a result of the proceeds from principal payments and sales of portfolio investments of $706.0 million and net investment income of $139.1 million, partially offset by fundings of portfolio investments of $643.2 million and fundings of revolving loans of $9.2 million. Lastly, cash used in financing activities was $87.8 million, primarily driven by repayments of debt of $1.3 billion, repayments on short-term borrowings of $65.0 million, distributions paid of $136.4 million, and repurchases of common stock under the DRIP of $45.5 million, offset by borrowings on debt of $1.1 billion, proceeds from short-term borrowings of $64.8 million and net proceeds from issuance of common stock of $300.4 million.

For the year ended September 30, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $38.7 million. During the period, cash used in operating activities was $118.5 million, primarily as a result of fundings of portfolio investments of $597.6 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $367.0 million and net investment income of $86.1 million. Lastly, cash provided by financing activities was $157.2 million, primarily driven by borrowings on debt of $1.4 billion that were partially offset by repayments of debt of $1.1 billion and distributions paid of $75.3 million.

As of September 30, 2020 and 2019, we had cash and cash equivalents of $24.6 million and $6.5 million, respectively. In addition, we had foreign currencies of $0.6 million and $0.1 million as of September 30, 2020 and 2019, respectively, restricted cash and cash equivalents of $157.6 million and $76.4 million as of September 30, 2020 and 2019, respectively, and restricted foreign currencies of $1.7 million and $1.3 million as of September 30, 2020 and 2019, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of September 30, 2020 and 2019, we had $313.3 million and $259.9 million outstanding under the MS Credit Facility II, respectively. As of September 30, 2020, the MS Credit Facility II allowed Funding II to borrow up to $400.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

As of September 30, 2020 and 2019, subject to leverage and borrowing base restrictions, we had approximately $86.7 million and $40.1 million of remaining commitments, respectively, and $8.0 million and less than $1.0 million of availability, respectively, on the MS Credit Facility II. On October 23, 2020, we decreased borrowing capacity on MS Credit Facility II by $75.0 million, resulting in total borrowing capacity of $325.0 million.

In connection with entry into the MS Credit Facility II, on February 4, 2019, Funding repaid all $97.1 million of the debt outstanding on the Credit Facility. Following such repayment, the agreements governing the Credit Facility were terminated. Prior to termination, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

WF Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the WF Credit Facility, which, as of September 30, 2020, allowed GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2020 and 2019, we had outstanding debt under the WF Credit Facility of $199.6 million and $253.8 million, respectively. As of September 30, 2020 and 2019, subject to leverage and borrowing base restrictions, we had approximately $100.4 million and $46.2 million of remaining commitments, respectively, and $15.3 million and $0.5 million of availability, respectively, on the WF Credit Facility.

DB Credit Facility - Effective September 16, 2019, we assumed, as a result of the Merger, the DB Credit Facility, which as of September 30, 2020, allowed GCIC Funding II to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2020 and 2019, we had outstanding debt under the DB Credit Facility of $153.5 million and $248.0 million, respectively. As of September 30, 2020 and 2019, subject to leverage and borrowing base restrictions, we had approximately $96.5 million and $2.0 million of remaining commitments, respectively, and $82.7 million and $0.1 million of availability, respectively, on the DB Credit Facility. On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated.

SLF Credit Facility - As of January 1, 2020, the date of our acquisition of the SLF LLC equity interests formerly held by RGA pursuant to the Purchase Agreement, we assumed the SLF Credit Facility. On June 29, 2020, we repaid the SLF Credit Facility in full and terminated the facility. Prior to the facility's termination, the reinvestment period of the SLF Credit Facility expired on August 29, 2018 and the maximum commitment was equal to advances outstanding.

GCIC Credit Facility - As of January 1, 2020, the date of our acquisition of the GCIC SLF LLC equity interests formerly held by Aurora pursuant to the Purchase Agreement, we assumed the GCIC SLF Credit Facility. On June 29, 2020, we repaid the GCIC SLF Credit Facility in full and terminated the facility. Prior to the facility's termination, the reinvestment period of the GCIC SLF Credit Facility expired on September 27, 2018 and the maximum commitment was equal to advances outstanding.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver, which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of September 30, 2020. On October 28, 2019, we increased the borrowing capacity from $40.0 million to $100.0 million. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of September 30, 2020 and 2019, we had no amounts outstanding on the Adviser Revolver.

Adviser Revolver II - Effective September 16, 2019, we assumed, as a result of the Merger, the Adviser Revolver II, which permitted us to borrow up to $40.0 million at any one time outstanding as of September 30, 2019. On October 28, 2019, in connection with the upsize to the Adviser Revolver, we terminated the Adviser Revolver II.

Debt Securitizations

2014 Debt Securitization - On August 26, 2020, in conjunction with the 2020 Debt Securitization, the 2014 Notes were redeemed and following such redemption, the agreements governing the 2014 Debt Securitization were terminated. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2019, we had outstanding debt under the 2014 Debt Securitization of $126.3 million.

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2020 and 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2020 and 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the September 30, 2020 and 2019 Consolidated Statements of Financial Condition as our debt. As of September 30, 2020 and 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2020 and 2019, we had outstanding debt under the GCIC 2018 Debt Securitization of $542.4 million and $541.0 million, respectively.

2020 Debt Securitization - On August 26, 2020, we completed the 2020 Debt Securitization. The Class A-1, Class A-2, and Class B Notes are included in the September 30, 2020 Consolidated Statement of Financial Condition as our debt. As of September 30, 2020, we had outstanding debt under the 2020 Debt Securitization of $189.0 million.

SBA Debentures

Under present SBIC regulations, the maximum amount of debentures guaranteed by the SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI, had $0, $151.8 million, and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI, had $90.0 million, $165.0 million and $32.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through September 30, 2020, SBIC IV and SBIC V have repaid $150.0 million and $23.3 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of September 30, 2020 and 2019, SBIC VI had $29.0 million and $18.0 million, respectively, of undrawn debenture commitments, of which $29.0 million and $18.0 million, respectively, were available to be drawn, subject to SBA regulatory requirements.

On September 1, 2020, we repaid all debentures outstanding at SBIC IV and shortly thereafter, sent a request to the SBA to surrender and terminate SBIC IV's license. As of November 30, 2020, this request was still pending with the SBA.

Rights Offering

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

Unsecured Bond Offering

On October 2, 2020, we completed the Offering. The proceeds of the Offering were partially used to repay all outstanding borrowings under the DB Credit Facility following which the DB Credit Facility was terminated.

In August 2020, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2020 and 2019.

As of September 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2020, our asset coverage for borrowed amounts was 232.2% (excluding the SBA debentures).

As of September 30, 2020 and 2019, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF as of September 30, 2019, totaling $141.8 million and $261.6 million, respectively. As of September 30, 2020, total commitments of $141.8 million included $41.6 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of September 30, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2020 and 2019, we had investments in 254 and 241 portfolio companies, respectively, with a total fair value of $4.2 billion and $4.2 billion, respectively. As of September 30, 2019, we had investments in SLF and GCIC SLF with a total fair value of $123.6 million.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2020 and 2019:

	Years ended September 30,
	2020		2019
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$106,268	17.9%	$87,314	14.4%
One stop	481,662	80.9	505,334	83.3
Second lien	—	—	1,513	0.2
Subordinated debt	138	0.0*	23	0.0*
LLC equity interests in SLF(1)	—	—	1,750	0.3
Equity	7,010	1.2	10,663	1.8
Total new investment commitments	$595,078	100.0%	$606,597	100.0%

* Represents an amount less than 0.1%
(1) SLF's proceeds from LLC equity interests were utilized by SLF to invest in senior secured loans. As of September 30, 2019, SLF had investments in senior secured loans to 27 different borrowers.

Due to a significant drop in merger and acquisition activity as a result of the market conditions brought on by COVID-19, new commitments decreased from the year ended September 30, 2019 to the year ended September 30, 2020.

For the years ended September 30, 2020 and 2019, we had approximately $706.0 million and $367.0 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2020(1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$645,886	$649,259	$627,471	$586,039	$597,033	$583,483
Non-accrual(3)	37,849	27,026	12,742	15,749	8,573	5,857
One stop:
Performing	3,518,814	3,540,446	3,429,012	3,502,213	3,548,330	3,466,310
Non-accrual(3)	81,897	75,239	56,573	12,053	10,700	7,806
Second lien:
Performing	19,640	19,886	19,640	19,473	19,745	19,473
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	537	541	575	369	375	369
Non-accrual(3)	—	—	—	—	—	—
LLC equity interests in SLF and GCIC SLF(4)	N/A	—	—	N/A	127,487	123,644
Equity	N/A	86,503	92,197	N/A	79,527	85,990
Total	$4,304,623	$4,398,900	$4,238,210	$4,135,896	$4,391,770	$4,292,932

(1)As of September 30, 2020, $488.1 million and $454.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of September 30, 2020, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 2.4% and 1.7%, respectively.
As of September 30, 2019, we had loans in five portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively. As of September 30, 2020 and 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 96.3% and 98.7%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2020 and 2019:

	Year ended September 30,
	2020	2019
Weighted average rate of new investment fundings	7.4%	8.0%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	5.7%
Weighted average fees of new investment fundings	1.4%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	7.2%	8.5%

As of September 30, 2020, 91.2% and 91.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2019,

92.3% and 92.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2020 and 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding, prior to their consolidation into our financial statements, SLF and GCIC SLF) was $31.4 million and $28.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2020 and 2019:

	As of September 30, 2020		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$257,409	6.1%	$115,318	2.7%
4	3,085,610	72.8	3,787,809	88.2
3	836,560	19.7	337,358	7.9
2	57,754	1.4	52,434	1.2
1	877	0.0*	13	0.0*
Total	$4,238,210	100.0%	$4,292,932	100.0%

*	Represents an amount less than 0.1%.

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

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019:

As of September 30, 2019
(Dollars in thousands)
Senior secured loans(1)	$154,254
Weighted average current interest rate on senior secured loans(2)	7.4%
Number of borrowers in SLF	27
Largest portfolio company investment(1)	$12,654
Total of five largest portfolio company investments(1)	$54,268

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	Senior loan	02/2022	6.5%	$2,961	$2,961
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	7.1	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	7.1	422	253
Advanced Pain Management Holdings, Inc.(4)(5)(7)	Health Care Providers & Services	Senior loan	12/2019	7.1	193	(8)
Advanced Pain Management Holdings, Inc.(4)(5)	Health Care Providers & Services	Senior loan	12/2019	10.6	2,139	4
Boot Barn, Inc.(4)	Specialty Retail	Senior loan	06/2023	6.6	6,022	6,022
Brandmuscle, Inc.	Professional Services	Senior loan	12/2021	6.9	4,418	4,415
Brandmuscle, Inc.	Professional Services	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Food & Staples Retailing	Senior loan	12/2023	6.5	2,433	2,433
Captain D's, LLC(4)	Food & Staples Retailing	Senior loan	12/2023	7.5	17	17
CLP Healthcare Services, Inc.	Health Care Providers & Services	Senior loan	12/2020	7.4	8,415	8,415
CLP Healthcare Services, Inc.	Health Care Providers & Services	Senior loan	12/2020	7.4	4,239	4,239
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	2,392	2,392
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	1,203	1,203
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	58	58
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC	Health Care Providers & Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Professional Services	Senior loan	06/2022	7.1	4,773	4,773
DISA Holdings Acquisition Subsidiary Corp.(4)	Professional Services	Senior loan	06/2022	6.0	53	53
Flexan, LLC	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	5,905	5,905
Flexan, LLC	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	1,640	1,640
Flexan, LLC(4)	Health Care Equipment & Supplies	Senior loan	02/2020	9.5	431	431
Gamma Technologies, LLC(4)	IT Services	Senior loan	06/2024	7.3	10,084	10,084
III US Holdings, LLC	Software	Senior loan	09/2022	8.1	4,288	4,288
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	2,276	2,276
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	118	118
Jensen Hughes, Inc.	Building Products	Senior loan	03/2024	6.6	63	63
Joerns Healthcare, LLC(4)	Health Care Equipment & Supplies	Senior loan	08/2024	8.2	1,286	1,286
Joerns Healthcare, LLC(4)	Health Care Equipment & Supplies	Senior loan	08/2024	8.2	1,338	1,338
Mediaocean LLC	Software	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(4)(5)	Consumer Finance	Senior loan	05/2022	8.4	1,480	1,094

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
Paradigm DKD Group, LLC(4)(5)(7)	Consumer Finance	Senior loan	05/2022	8.4%	$(16)	$(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.	Auto Components	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(4)	Health Care Providers & Services	Senior loan	08/2020	8.8	10,047	10,047
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc (4)	Food & Staples Retailing	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.35%	70	62
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	IT Services	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	IT Services	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Food Products	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC (4)	Health Care Providers & Services	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(Dollars in thousands)
Joerns Healthcare, LLC(4)(8)(9)	Health Care Equipment & Supplies	Common Stock	N/A	N/A	309	$3,017
Paradigm DKD Group, LLC(4)(8)(9)	Consumer Finance	LLC units	N/A	N/A	170	62
Paradigm DKD Group, LLC(4)(8)(9)	Consumer Finance	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Consumer Finance	LLC units	N/A	N/A	34	—
W3 Co.(8)(9)	Oil, Gas & Consumable Fuels	LLC units	N/A	N/A	3	1,526
W3 Co.(8)(9)	Oil, Gas & Consumable Fuels	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

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
(9)Non-income producing.

As of September 30, 2019, we had committed to fund $175.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2019, $74.9 million of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $70.5 million of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Prior to the Purchase Agreement, for the three months ended December 31, 2019, we did not receive dividend income from the LLC equity interests in SLF. For the year ended September 30, 2019, we did not receive dividend income from the LLC equity interests in SLF.
For the three months ended December 31, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 2.43%. For the year ended September 30, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 5.4%. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of September 30, 2019, for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$152,259
Cash and other assets	8,759
Total assets	$161,018
Senior credit facility	$75,581
Other liabilities	424
Total liabilities	76,005
Members’ equity	85,013
Total liabilities and members' equity	$161,018

	Three months ended December 31,	For the years ended September 30,
	2019	2019	2018
	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,800	$13,402	$18,285
Fee income	—	9	202
Total investment income	2,800	13,411	18,487
Interest and other debt financing expenses	634	4,132	6,687
Administrative service fee	61	268	404
Other expenses	(15)	95	93
Total expenses	680	4,495	7,184
Net investment income	2,120	8,916	11,303
Net realized gains (losses) on investments	—	(2,343)	—
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(2,199)	(4,197)
Net increase (decrease) in members' equity	$517	$4,374	$7,106

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

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2019:

September 30, 2019
(Dollars in thousands)
Senior secured loans (1)	$112,864
Weighted average current interest rate on senior secured loans (2)	7.2%
Number of borrowers in GCIC SLF	28
Largest portfolio company investment (1)	$8,464
Total of five largest portfolio company investments (1)	$34,273

(1)At principal amount.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
1A Smart Start LLC(3)	Electronic Equipment, Instruments & Components	Senior loan	02/2022	6.5%	$1,910	$1,910
Boot Barn, Inc.(3)	Specialty Retail	Senior loan	06/2023	6.6	3,159	3,159
Brandmuscle, Inc.(3)	Professional Services	Senior loan	12/2021	N/A(4)	—	—
Brandmuscle, Inc.(3)	Professional Services	Senior loan	12/2021	6.9	3,800	3,797
Captain D's, LLC(3)	Food & Staples Retailing	Senior loan	12/2023	7.5	33	33
Captain D's, LLC(3)	Food & Staples Retailing	Senior loan	12/2023	6.5	5,792	5,792
CLP Healthcare Services, Inc.(3)	Health Care Providers & Services	Senior loan	12/2020	7.4	2,007	2,007
CLP Healthcare Services, Inc.(3)	Health Care Providers & Services	Senior loan	12/2020	7.4	1,011	1,011
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	N/A(4)	—	—
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	2,053	2,053
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	1,032	1,032
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC(3)	Health Care Providers & Services	Senior loan	10/2021	7.5	58	58
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.5	121	99
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	1,128	1,061
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	581	546
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	88	83
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	2,806	2,638
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.5	7	6
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	84	79
Elite Sportswear, L.P.(3)	Textiles, Apparel & Luxury Goods	Senior loan	12/2021	8.4	198	186
Flexan, LLC(3)	Health Care Equipment & Supplies	Senior loan	02/2020	9.5	192	192
Flexan, LLC(3)	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	2,635	2,635
Flexan, LLC(3)	Health Care Equipment & Supplies	Senior loan	02/2020	7.9	732	732
G & H Wire Company, Inc(3)	Health Care Equipment & Supplies	Senior loan	09/2023	7.8	5,284	5,284
Gamma Technologies, LLC(3)	IT Services	Senior loan	06/2024	7.3	4,334	4,334
III US Holdings, LLC(3)	Software	Senior loan	09/2022	8.1	4,253	4,253
Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6	1,958	1,958

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6%	$102	$102
Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6	54	54
Mediaocean LLC(3)	Software	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Multiline Retail	Senior loan	10/2024	8.3	5,955	5,657
NBC Intermediate, LLC(3)	Food & Staples Retailing	Senior loan	09/2023	N/A(4)	—	—
NBC Intermediate, LLC(3)	Food & Staples Retailing	Senior loan	09/2023	6.5	2,565	2,565
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	4,913	4,913
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	8,125	7,962
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	9.2	68	68
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	2,426	2,426
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	367	367
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	5,909	5,909
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	621	621
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	1,152	1,152
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	537	537
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Food & Staples Retailing	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	IT Services	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	IT Services	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	290	276

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(Dollars in thousands)
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9%	$1,009	$908
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Health Care Providers & Services	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)(5)	Health Care Providers & Services	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

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

As of September 30, 2019, we had committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2019, $48.4 million of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $48.4 million of our LLC equity interest subscription to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2019 and for the year ended September 30, 2019, we received $1.9 million and $1.2 million, respectively, in dividend income from the GCIC SLF LLC equity interests.

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

See below for certain summarized financial information for GCIC SLF as of September 30, 2019, for the three months ended December 31, 2020 and for the period from September 16, 2019 to September 30, 2019:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$111,568
Cash and other assets	4,627
Total assets	$116,195
Senior credit facility	$59,559
Other liabilities	341
Total liabilities	59,900
Members’ equity	56,295
Total liabilities and members' equity	$116,195

	For the three months ended December 31, 2019	For the period September 16, 2019 to September 30, 2019
	(In thousands)	(In thousands)
Selected Statement of Operations Information:
Interest income	$2,081	$360
Total investment income	2,081	360
Interest and other debt financing expense	512	141
Administrative service fee	45	6
Other expenses	(24)	4
Total expenses	533	151
Net investment income	1,548	209
Net change in unrealized appreciation (depreciation) on investments	(108)	(18)
Net increase in members' equity	$1,440	$191

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408.2	$—	$—	$—	$408.2
2018 GCIC Debt Securitization	542.4	—	—	—	542.4
2020 Debt Securitization	189.0	—	—	—	189.0
SBA debentures	217.8	—	—	51.8	166.0
WF Credit Facility	199.6	—	—	199.6	—
MS Credit Facility II	313.3	—	—	313.3	—
DB Credit Facility	153.5	—	—	153.5	—
Unfunded commitments(1)	141.8	141.8	—	—	—
Total contractual obligations	$2,165.6	$141.8	$—	$718.2	$1,305.6

(1)Unfunded commitments represent unfunded commitments to fund investments as of September 30, 2020 and includes $41.6 million of commitments on undrawn revolvers. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2020, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020, we had outstanding commitments to fund investments totaling $141.8 million.

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

•Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.

•GC Advisors served as collateral manager to the 2014 Issuer under the 2014 Collateral Management Agreement and serves as collateral manager to the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer under the 2018 Collateral Management Agreement, the GCIC 2018 Collateral Management Agreement, and the 2020 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•During the first three quarters of calendar year 2020, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $54.7 million, or 4,103,225 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2019, the Trust purchased approximately $47.4 million, or 2,609,558 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

•On January 1, 2020, we purchased the equity interests held by RGA and Aurora in the Senior Loans Funds pursuant to the Purchase Agreement.

•In the transferable rights offering completed on May 15, 2020, 3,191,448 shares of our common stock were purchased by affiliates of GC Advisors.

•On October 2, 2020, an affiliate of GC Advisors purchased $40.0 million of the 2024 Unsecured Notes. On October 8, 2020, the affiliate sold $15.0 million of the 2024 Unsecured Notes to an unaffiliated party.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2020, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2020 and 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $69.3 million and $13.7 million as of September 30, 2020 and 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2020, 2019 and 2018, we did not incur any U.S federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2020 and 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization and the Class A-1, A-1-L, A-2 and B 2020 Notes as issued as part of the 2020 Debt Securitization. The DB Credit Facility has an interest rate based on three-month LIBOR plus 1.90%. Finally, the MS Credit Facility II and the WF Credit Facility each have a floating interest rate provision primarily based on one-month LIBOR plus 2.45% and one-month LIBOR plus 2.15%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2020 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(830)	$(4,419)	$3,589
Up 50 basis points	1,661	8,837	(7,176)
Up 100 basis points	12,238	17,674	(5,436)
Up 150 basis points	33,166	26,512	6,654
Up 200 basis points	54,144	35,349	18,795

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the DB Credit Facility, the WF Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2020, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2020. This report appears on page 128.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 30, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020 and 2019, by correspondence with the trustees or the underlying investee or broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter
At September 30, 2020, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $4,238,210 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

Auditing the fair value of the Company’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental, are sensitive to economic dislocations, and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management’s assessment of the valuation methodologies and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments, and testing the mathematical accuracy of the Company’s valuation calculations. For each Level 3 investment, we reviewed the information considered by the Board of Directors relating to the Company’s determination of fair value. For a sample of the Company’s Level 3 investments, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to agreements or underlying source documents provided to the Company by the borrowers, and available market information from third-party sources, such as market spreads, market multiples, and leverage. In developing our independent fair value estimates, we considered the impact of current economic conditions on trends in borrower financial information and the resulting fair value estimates. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
November 30, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 30, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 30, 2020

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2020	September 30, 2019

Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,177,474	$4,156,713
Non-controlled affiliate company investments	42,000	12,575
Controlled affiliate company investments	18,736	123,644
Total investments, at fair value (amortized cost of $4,398,900 and $4,391,770, respectively)	4,238,210	4,292,932
Cash and cash equivalents	24,569	6,463
Foreign currencies (cost of $567 and $54, respectively)	567	54
Restricted cash and cash equivalents	157,566	76,370
Restricted foreign currencies (cost of $1,727 and $1,321, respectively)	1,728	1,321
Cash collateral held at broker for forward currency contracts	3,320	600
Interest receivable	17,263	16,790
Receivable from investments sold	259	—
Other assets	802	333
Total Assets	$4,444,284	$4,394,863
Liabilities
Debt	$2,023,698	$2,124,392
Less unamortized debt issuance costs	5,896	4,939
Debt less unamortized debt issuance costs	2,017,802	2,119,453
Unrealized depreciation on forward currency contracts	1,064	115
Interest payable	7,875	13,380
Management and incentive fees payable	17,347	12,884
Accounts payable and other liabilities	4,003	25,970
Accrued trustee fees	—	207
Total Liabilities	2,048,091	2,172,009
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 167,259,511 and 132,658,200 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	167	133
Paid in capital in excess of par	2,624,608	2,310,610
Distributable earnings (losses)	(228,582)	(87,889)
Total Net Assets	2,396,193	2,222,854
Total Liabilities and Total Net Assets	$4,444,284	$4,394,863
Number of common shares outstanding	167,259,511	132,658,200
Net asset value per common share	$14.33	$16.76

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2020	2019	2018

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$292,507	$168,689	$140,267
Dividend income	291	349	624
Fee income	1,760	1,279	2,514
Total investment income from non-controlled/non-affiliate company investments	294,558	170,317	143,405
From non-controlled affiliate company investments:
Interest income	2,576	751	667
Fee income	—	11	—
Total investment income from non-controlled affiliate company investments	2,576	762	667
From controlled affiliate company investments:
Interest income	(86)	—	—
Dividend income	1,905	1,219	8,099
Total investment income from controlled affiliate company investments	1,819	1,219	8,099
Total investment income	298,953	172,298	152,171
Expenses
Interest and other debt financing expenses	74,858	43,531	33,174
Base management fee	59,243	27,872	24,214
Incentive fee	13,831	8,902	13,110
Professional fees	4,727	2,636	2,721
Administrative service fee	6,037	2,682	2,456
General and administrative expenses	1,198	603	475
Total expenses	159,894	86,226	76,150
Net investment income	139,059	86,072	76,021
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(52)	(4,616)	17,454
Non-controlled affiliate company investments	(14,592)	—	—
Controlled affiliate company investments	(4,036)	—	—
Foreign currency transactions	20	174	82
Net realized gain (loss) on investment transactions	(18,660)	(4,442)	17,536
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(64,216)	(100,297)	(11,212)
Non-controlled affiliate company investments	(622)	(1,210)	1,506
Controlled affiliate company investments	2,988	480	(1,881)
Translation of assets and liabilities in foreign currencies	(2,728)	685	—
Forward currency contracts	(949)	133	—
Net change in unrealized appreciation (depreciation) on investment transactions	(65,527)	(100,209)	(11,587)
Net gain (loss) on investment transactions	(84,187)	(104,651)	5,949
Net increase (decrease) in net assets resulting from operations	$54,872	$(18,579)	$81,970
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 11)	$0.37	$(0.28)	$1.33
Dividends and distributions declared per common share	$1.37	$1.40	$1.36
Basic and diluted weighted average common shares outstanding (Note 11)	148,913,560	65,488,591	61,744,060

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	59,577,293	$60	$939,307	$18,579	$957,946
Net increase in net assets resulting from operations:
Net investment income	—	—	—	76,021	76,021
Net realized gain (loss) on investment transactions	—	—	—	17,536	17,536
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(11,587)	(11,587)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	588,161	—	10,245	—	10,245
Distributions from distributable earnings (losses)	—	—	—	(81,307)	(81,307)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(5)	5	—
Total increase (decrease) for the year ended September 30, 2018	588,161	—	10,240	668	10,908
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Issuance of common stock, net of offering and underwriting costs	71,779,964	72	1,345,085	—	1,345,157
Net increase in net assets resulting from operations:
Net investment income	—	—	—	86,072	86,072
Net realized gain (loss) on investment transactions	—	—	—	(4,442)	(4,442)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(100,209)	(100,209)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	712,782	1	12,046	—	12,047
Distributions from distributable earnings (losses)	—	—	—	(84,625)	(84,625)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,932	(3,932)	—
Total increase (decrease) for the year ended September 30, 2019	72,492,746	73	1,361,063	(107,136)	1,254,000
Balance at September 30, 2019	132,658,200	133	2,310,610	(87,889)	2,222,854
Issuance of common stock, net of offering and underwriting costs	33,451,902	33	300,394	—	300,427
Net increase in net assets resulting from operations:
Net investment income	—	—	—	139,059	139,059
Net realized gain (loss) on investment transactions	—	—	—	(18,660)	(18,660)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(65,527)	(65,527)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings (losses)	—	—	—	(195,565)	(195,565)
Distributions from return of capital	—	—	(6,625)	—	(6,625)
Total increase (decrease) for the year ended September 30, 2020	34,601,311	34	313,998	(140,693)	173,339
Balance at September 30, 2020	167,259,511	167	$2,624,608	$(228,582)	$2,396,193

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$54,872	$(18,579)	$81,970
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	3,534	2,096	3,315
Accretion of discounts and amortization of premiums on investments	23,483	(7,191)	(9,641)
Accretion of discounts on issued debt securities	1,355	—	—
Net realized (gain) loss on investments	18,680	4,616	(17,454)
Net realized (gain) loss on foreign currency and other transactions	(20)	(174)	(82)
Net change in unrealized (appreciation) depreciation on investments	61,850	101,027	11,587
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,728	(685)	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	949	(133)	—
Proceeds from (fundings of) revolving loans, net	(9,205)	(2,578)	7,235
Fundings of investments	(643,182)	(597,601)	(646,595)
Proceeds from principal payments and sales of portfolio investments	706,044	366,957	558,664
PIK interest	(10,956)	(2,951)	(1,622)
Cash acquired in Merger	—	27,153	—
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	4,944	—	—
Changes in operating assets and liabilities:
Interest receivable	(3)	13,770	(393)
Cash collateral held at broker for forward currency contracts	(2,720)	—	—
Receivable from investments sold	(259)	—	—
Other assets	(450)	(1,427)	(10)
Interest payable	(5,761)	1,762	335
Management and incentive fees payable	4,463	(4,787)	4,456
Accounts payable and other liabilities	(22,455)	292	(243)
Accrued trustee fees	(207)	(29)	(2)
Net cash provided by (used in) operating activities	187,684	(118,462)	(8,480)
Cash flows from financing activities
Borrowings on debt	1,053,567	1,358,608	760,450
Repayments of debt	(1,255,103)	(1,122,398)	(695,867)
Capitalized debt issuance costs	(4,491)	(4,101)	(1,976)
Proceeds from other short-term borrowings	64,769	25,325	9,511
Repayments on other short-term borrowings	(65,017)	(24,972)	(9,359)
Net proceeds from issuance of common stock (Note 12)	300,427	—	—
Distributions paid(2)	(136,426)	(75,302)	(71,062)
Purchases of common stock under reinvestment plan	(45,534)	—	—
Net cash (used in) provided by financing activities	(87,808)	157,160	(8,303)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	99,876	38,698	(16,783)
Effect of foreign currency exchange rates	346	(195)	(70)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	84,208	45,705	62,558
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$184,430	$84,208	$45,705

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Years ended September 30,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,933	$39,653	$29,523
Distributions declared during the period	202,190	84,625	81,307
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$20,230	$12,047	$10,245
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	185,101	—	—
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	(85,236)	—	—
Dissolution of existing SLF and GCIC SLF LLC equity interests	(119,077)	—	—
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	—	—	246,000
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	—	—	(246,000)
Acquisition of subsidiaries(2)
Noncash assets acquired:
Investments, at cost	—	2,372,370	—
Cash collateral held at broker for forward currency contracts	—	600	—
Interest receivable	—	23,896	—
Other assets	—	158	—
Total noncash assets purchased	—	2,397,024	—
Liabilities assumed:
Debt	—	1,043,200	—
Interest payable	—	7,483	—
Unrealized depreciation on forward currency contracts	—	248	—
Distributions payable	—	2,722	—
Accounts payable and other liabilities	—	22,254	—
Accrued trustee fees	—	162	—
Total liabilities assumed	—	1,076,069	—
Issuance of common stock	—	1,345,157	—
Merger costs capitalized into purchase price	—	2,950	—
(1)Represents $17,011 paid in cash to RGA and Aurora (as defined in Note 1), net of cash acquired due to the consolidation of SLF and GCIC SLF of $21,955.
(2)Includes payment of $2,722 distribution payable to GCIC shareholders that was assumed in the Merger (defined in Note 1). Also includes payment of $2 to GCIC shareholders in lieu of fractional shares of our common stock as a result of the Merger.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$24,569	$6,463
Foreign currencies (cost of $567 and $54, respectively)	567	54
Restricted cash and cash equivalents	157,566	76,370
Restricted foreign currencies (cost of $1,727 and $1,321, respectively)	1,728	1,321
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$184,430	$84,208
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#~^	One stop	L + 6.00%	(c)	7.00%	06/2021	$25,330	$25,312	1.0%	$25,330
NTS Technical Systems~^	One stop	L + 6.00%	(c)	7.00%	06/2021	4,150	4,147	0.2	4,150
NTS Technical Systems(5)	One stop	L + 6.00%		N/A(6)	06/2021	—	(17)	—	—
Tronair Parent, Inc.+	Senior loan	L + 4.75%	(c)	5.75%	09/2023	718	711	—	638
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	4.73%	09/2021	160	159	—	152
Whitcraft LLC*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	63,896	64,289	2.5	58,785
Whitcraft LLC	One stop	L + 6.00%	(c)	7.00%	04/2023	120	118	—	96
						94,374	94,719	3.7	89,151
Airlines
Aurora Lux Finco S.A.R.L.!(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	995	973	—	896

Auto Components
Polk Acquisition Corp.*#	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	18,042	17,859	0.7	16,599
Polk Acquisition Corp.	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	106	104	—	98
Polk Acquisition Corp.	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	22	21	—	10
Power Stop, LLC+~	Senior loan	L + 4.50%	(a)	4.65%	10/2025	2,842	2,896	0.1	2,785
						21,012	20,880	0.8	19,492
Automobiles
Grease Monkey International, LLC*#+	Senior loan	L + 5.00%	(c)	6.00%	11/2022	8,672	8,733	0.4	8,672
Grease Monkey International, LLC!~	Senior loan	L + 5.00%	(c)	6.00%	11/2022	2,370	2,437	0.1	2,370
Grease Monkey International, LLC#~	Senior loan	L + 5.00%	(c)	6.00%	11/2022	1,203	1,238	0.1	1,203
Grease Monkey International, LLC+~	Senior loan	L + 5.00%	(c)	6.00%	11/2022	1,089	1,119	—	1,089
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2022	995	997	—	995
Grease Monkey International, LLC	Senior loan	L + 5.00%		N/A(6)	11/2022	—	1	—	—
Grease Monkey International, LLC	Senior loan	L + 5.00%		N/A(6)	11/2022	—	—	—	—
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	15,630	15,373	0.7	15,630
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	79	76	—	79
JHCC Holdings LLC	One stop	P + 4.50%	(c)(f)	7.55%	09/2025	31	30	—	31
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.50%	(d)	7.50%	04/2023	13,084	13,176	0.5	13,084
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(c)(d)	7.50%	04/2023	2,360	2,343	0.1	2,360
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(d)	7.50%	04/2023	2,062	2,124	0.1	2,062
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(d)	7.50%	04/2023	1,378	1,420	0.1	1,378
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(d)	7.50%	04/2023	1,122	1,176	—	1,122
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%		N/A(6)	04/2023	—	1	—	—
						50,075	50,244	2.1	50,075

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Abita Brewing Co., L.L.C.+(7)	One stop	L + 8.00%	(c)	9.00%	04/2021	$9,983	$9,992	0.4%	$8,485
Abita Brewing Co., L.L.C.(7)	One stop	L + 8.00%	(c)	9.00%	04/2021	40	40	—	34
Fintech Midco, LLC*#!	One stop	L + 5.00%	(a)	6.00%	08/2024	24,411	24,756	1.0	23,679
Fintech Midco, LLC#	One stop	L + 5.00%	(a)	6.00%	08/2024	1,131	1,168	—	1,096
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	(6)
						35,565	35,955	1.4	33,288
Biotechnology
BIO18 Borrower, LLC!	One stop	L + 5.25%	(c)	6.25%	11/2024	11,075	11,111	0.4	11,075
BIO18 Borrower, LLC*#	One stop	L + 5.25%	(c)	6.25%	11/2024	3,963	3,928	0.2	3,963
BIO18 Borrower, LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	210	210	—	210
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
						15,248	15,248	0.6	15,248
Building Products
Brooks Equipment Company, LLC*#^	One stop	L + 5.00%	(c)	6.00%	05/2021	23,722	23,640	1.0	23,722
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2021	—	(9)	—	—
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	4,191	4,191	0.2	4,066
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	1,065	1,098	—	1,021
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	913	927	0.1	886
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	439	453	—	426
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	279	283	—	271
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	218	218	—	212
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	117	117	—	113
						30,944	30,918	1.3	30,717
Chemicals
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	12,703	12,822	0.5	12,005
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	1,929	1,917	0.1	1,824
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	80	80	—	68
						14,712	14,819	0.6	13,897
Commercial Services & Supplies
Bazaarvoice, Inc.*#+~^	One stop	L + 5.75%	(a)(c)	6.75%	02/2024	48,127	48,873	2.0	48,127
Bazaarvoice, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2024	300	297	—	300
EGD Security Systems, LLC*#^	One stop	L + 5.65%	(c)	6.65%	06/2023	30,092	30,453	1.3	30,092
EGD Security Systems, LLC*	One stop	L + 5.65%	(c)	6.65%	06/2023	1,258	1,257	0.1	1,258
EGD Security Systems, LLC#	One stop	L + 5.65%	(c)	6.65%	06/2023	644	663	—	644
EGD Security Systems, LLC#	One stop	L + 5.65%	(c)	6.65%	06/2023	575	571	—	575
EGD Security Systems, LLC	One stop	L + 5.65%	(c)	6.65%	06/2023	70	69	—	70
EGD Security Systems, LLC(5)	One stop	L + 5.65%		N/A(6)	06/2023	—	(38)	—	—
Hydraulic Authority III Limited~(8)(9)(10)	One stop	L + 6.00%	(h)(i)	7.00%	11/2025	12,277	12,484	0.5	12,344
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	199	203	—	204
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(d)	7.00%	11/2025	33	32	—	36
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
MSHC, Inc.+	Senior loan	L + 4.25%	(c)(f)	5.25%	12/2024	$343	$340	—%	$343
MSHC, Inc.	Senior loan	L + 4.25%	(a)(f)	5.25%	12/2024	9	9	—	9
PT Intermediate Holdings III, LLC+~^	One stop	L + 5.50%	(c)	6.50%	10/2025	29,776	29,385	1.2	27,988
WRE Holding Corp.*#	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	2,276	2,312	0.1	2,276
WRE Holding Corp.^	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	940	967	0.1	940
WRE Holding Corp.	Senior loan	L + 5.25%	(c)	6.25%	01/2023	688	687	—	688
WRE Holding Corp.	Senior loan	L + 5.25%	(c)	6.25%	01/2023	408	408	—	408
WRE Holding Corp.	Senior loan	L + 5.25%	(c)	6.25%	01/2023	23	23	—	23
WRE Holding Corp.	Senior loan	L + 5.25%	(c)	6.25%	01/2023	14	13	—	14
WRE Holding Corp.	Senior loan	L + 5.25%		N/A(6)	01/2023	—	9	—	—
						128,052	129,017	5.3	126,339

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Reladyne, Inc.*#^	Senior loan	L + 5.00%	(c)	6.09%	07/2022	$32,863	$33,081	1.3%	$32,206
Reladyne, Inc.~	Senior loan	L + 5.00%	(c)	6.09%	07/2022	3,482	3,541	0.1	3,412
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	6.06%	07/2022	2,754	2,800	0.1	2,699
Reladyne, Inc.#	Senior loan	L + 5.00%	(c)	6.09%	07/2022	1,885	1,916	0.1	1,847
Reladyne, Inc.#~	Senior loan	L + 5.00%	(c)	6.09%	07/2022	1,624	1,652	0.1	1,592
Reladyne, Inc.#	Senior loan	L + 5.00%	(c)	6.09%	07/2022	1,545	1,587	0.1	1,514
Reladyne, Inc.#~	Senior loan	L + 5.00%	(c)	6.09%	07/2022	742	753	—	726
						44,895	45,330	1.8	43,996
Containers & Packaging
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	822	815	0.1	806
AmerCareRoyal LLC+(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	152	151	—	149
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	1,586	1,573	0.1	1,586
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	632	626	—	632
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	607	602	—	607
Fortis Solutions Group LLC	Senior loan	L + 5.00%		N/A(6)	12/2023	—	—	—	—
Plano Molding Company, LLC+	One stop	L + 9.00%	(c)	8.50% cash/1.50% PIK	05/2022	14,634	14,585	0.5	11,707
Plano Molding Company, LLC	One stop	L + 9.00%	(c)	8.50% cash/1.50% PIK	05/2022	1,182	1,171	—	1,182
						19,615	19,523	0.7	16,669
Distributors
PetroChoice Holdings, Inc.#^	Senior loan	L + 5.00%	(c)	6.00%	08/2022	3,276	3,282	0.1	3,046

Diversified Consumer Services
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	914	897	0.1	795
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	30	29	—	26
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	18	18	—	15
Excelligence Learning Corporation#	One stop	L + 7.00%	(c)	8.00%	04/2023	10,347	10,088	0.3	7,760
Learn-it Systems, LLC!	Senior loan	L + 5.00%	(c)	5.00% cash/0.50% PIK	03/2025	2,545	2,594	0.1	2,494
Learn-it Systems, LLC	Senior loan	L + 5.00%	(c)	5.00% cash/0.50% PIK	03/2025	345	344	—	338
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Learn-it Systems, LLC	Senior loan	L + 5.00%	(c)	N/A(6)	03/2025	$—	$—	—%	$—
Litera Bidco LLC+^	One stop	L + 5.25%	(a)	6.25%	05/2026	3,749	3,771	0.2	3,749
Litera Bidco LLC	One stop	L + 5.25%	(a)	6.25%	05/2026	702	728	—	702
Litera Bidco LLC	One stop	L + 5.25%	(a)	6.25%	05/2026	702	728	—	702
Litera Bidco LLC	One stop	L + 5.25%	(a)	6.25%	05/2025	16	15	—	16
PADI Holdco, Inc.*#	One stop	L + 5.75%	(c)	6.75%	04/2024	21,763	21,958	0.8	18,498
PADI Holdco, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2024	20,675	20,964	0.7	17,608
PADI Holdco, Inc.~	One stop	L + 5.75%	(c)	6.75%	04/2024	801	795	—	681
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	6.75%	04/2023	298	298	—	254
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	6.75%	04/2024	166	164	—	141
						63,071	63,391	2.2	53,779
Diversified Financial Services
Institutional Shareholder Services*!	Senior loan	L + 4.50%	(c)	4.72%	03/2026	18,775	19,161	0.8	18,775
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	4.72%	03/2024	150	147	—	150
Sovos Compliance*+^	One stop	L + 4.75%	(a)	5.75%	04/2024	19,614	20,156	0.8	19,221
Sovos Compliance!	Second lien	N/A		12.00% PIK	04/2025	8,947	9,187	0.4	8,947
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	4,322	4,236	0.2	4,235
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,903	1,956	0.1	1,864
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	1,222	1,261	—	1,222
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	768	789	—	752
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	85	83	—	83
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(1)	—	(4)
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(22)	—	(22)
						55,786	56,953	2.3	55,223

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electric Utilities
Arcos, LLC#^	One stop	L + 5.00%	(c)	6.00%	02/2021	$13,228	$13,311	0.6%	$13,228
Arcos, LLC	One stop	L + 5.00%		N/A(6)	02/2021	—	—	—	—
						13,228	13,311	0.6	13,228
Electronic Equipment, Instruments & Components
CST Buyer Company+~	One stop	L + 5.25%	(a)	6.25%	10/2025	10,189	10,106	0.4	10,189
CST Buyer Company	One stop	L + 5.25%		N/A(6)	10/2025	—	—	—	—
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	662	650	—	660
ES Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	89	87	—	91
ES Acquisition, LLC	Senior loan	L + 5.00%	(d)	6.22%	11/2025	47	46	—	47
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	45	44	—	45
ES Acquisition LLC	Second lien	L + 5.00%	(c)	6.00%	11/2025	36	36	—	36
ES Acquisition LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(1)	—	—
Inventus Power, Inc.*+	One stop	L + 5.50%	(a)	6.50%	04/2021	14,352	13,988	0.6	14,352
Inventus Power, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2021	—	(16)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc+~	Senior loan	L + 4.00%	(a)	4.15%	07/2025	23,638	23,862	1.0	23,165
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(5)	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	(2)
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(a)	9.00%	10/2021	9,435	9,402	0.4	9,435
						58,493	58,204	2.4	58,018

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2023	$18,610	$18,806	0.8%	$18,237
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)	6.50%	09/2023	2,420	2,419	0.1	2,354
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2023	2,248	2,320	0.1	2,203
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	1,427	1,472	0.1	1,399
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2023	1,260	1,300	0.1	1,235
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)	6.50%	09/2023	181	181	—	178
Cafe Rio Holding, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	—	—	(6)
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	13,962	14,006	0.6	13,962
Captain D's, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2023	120	121	—	120
Feeders Supply Company, LLC#	One stop	L + 5.75%	(a)	6.75%	04/2021	8,564	8,619	0.4	8,564
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	153	154	—	153
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	10,385	10,368	0.4	9,867
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,816	1,874	0.1	1,726
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,148	1,185	0.1	1,091
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	364	373	—	346
FWR Holding Corporation	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	274	273	—	260
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	272	279	—	259
FWR Holding Corporation	One stop	L + 7.00%	(c)(d)	6.50% cash/1.50% PIK	08/2023	131	130	—	125
FWR Holding Corporation(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	(6)
FWR Holding Corporation	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	820	843	—	820
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	645	663	—	645
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	633	630	—	633
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	311	310	—	311
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	311	309	—	311
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	153	153	—	153
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	93	93	—	93
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(2)	—	—
NBC Intermediate, LLC	Senior loan	L + 4.25%	(c)	5.25%	09/2023	4,589	4,579	0.2	4,589
NBC Intermediate, LLC*#	Senior loan	L + 4.25%	(c)	5.25%	09/2023	2,309	2,337	0.1	2,309
NBC Intermediate, LLC#	Senior loan	L + 4.25%	(a)(c)	5.25%	09/2023	1,963	2,019	0.1	1,963
NBC Intermediate, LLC#	Senior loan	L + 4.25%	(a)	5.25%	09/2023	667	662	—	667
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Rubio's Restaurants, Inc.(7)	Senior loan	L + 11.50%	(c)	8.75% cash/4.00% PIK	04/2021	17,898	17,678	0.4	10,004
Rubio's Restaurants, Inc.(5)(7)	Senior loan	L + 11.50%	(a)(c)	8.75% cash/4.00% PIK	04/2021	71	68	—	(5)
Ruby Slipper Cafe LLC, The*	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	2,046	2,039	0.1	1,801
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	414	427	—	365
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	30	30	—	27
Wetzel's Pretzels, LLC*#	One stop	L + 7.25%	(c)	7.75% cash/0.50% PIK	09/2021	16,955	17,094	0.7	16,107
Wetzel's Pretzels, LLC	One stop	L + 7.25%	(c)	7.75% cash/0.50% PIK	09/2021	100	101	—	96
Wood Fired Holding Corp.*#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	14,103	14,310	0.5	12,970
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	698	698	—	642
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	200	199	—	184
						128,344	129,120	4.9	116,752
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	$5,006	$4,898	0.2%	$4,605
Flavor Producers, LLC(5)	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2022	4	(1)	—	—
Global ID Corporation*#+^	One stop	L + 6.50%	(c)	6.72%	11/2025	19,197	18,995	0.8	18,910
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2025	—	(2)	—	(1)
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2025	—	(4)	—	(5)
Mid-America Pet Food, L.L.C.*#^	One stop	L + 5.50%	(b)	6.50%	12/2021	22,120	22,385	0.9	22,120
Mid-America Pet Food, L.L.C.	One stop	L + 5.50%		N/A(6)	12/2021	—	—	—	—
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	76	80	—	76
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	3,798	3,769	0.2	3,722
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	3,071	3,048	0.1	3,010
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	494	491	—	485
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	370	366	—	362
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.25%	(a)	6.25%	04/2021	251	251	—	246
Teasdale Quality Foods, Inc.	Senior loan	L + 5.25%	(a)	6.25%	04/2021	184	182	—	180
						54,571	54,458	2.2	53,710

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Caliper Software, Inc.#!~^	One stop	L + 5.50%	(c)	5.72%	11/2025	$27,934	$28,374	1.1%	$26,785
Caliper Software, Inc.	One stop	L + 6.00%	(c)	6.23%	11/2025	1,503	1,473	0.1	1,474
Caliper Software, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2023	—	1	—	(10)
Connexin Software, Inc.!~	One stop	L + 8.50%	(a)	9.50%	02/2024	7,550	7,617	0.3	7,550
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HealthcareSource HR, Inc.*#	One stop	L + 6.25%	(c)	7.25%	05/2023	33,662	33,692	1.4	33,662
HealthcareSource HR, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(1)	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	2,000	1,959	0.1	2,000
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	151	148	—	151
HealthEdge Software, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	—
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(c)	6.75%	08/2026	6,330	6,289	0.3	6,266
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	648	642	—	641
HSI Halo Acquisition, Inc.	One stop	P + 4.75%	(f)	8.00%	09/2025	35	34	—	35
Imprivata, Inc.*#^	Senior loan	L + 4.00%	(c)	5.00%	10/2023	9,163	9,345	0.4	9,163
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,387	0.4	10,360
Kareo, Inc.!	One stop	L + 9.00%	(a)	10.00%	06/2022	941	955	—	949
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	753	765	—	759
Kareo, Inc.	One stop	P + 8.00%	(f)	11.25%	06/2022	80	80	—	80
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2021	—	(1)	—	(2)
Nextech Holdings, LLC^	One stop	L + 5.50%	(c)	5.76%	06/2025	4,012	4,078	0.2	3,851
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.76%	06/2025	1,957	1,941	0.1	1,878
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.76%	06/2025	500	497	—	476
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(16)
Qgenda Intermediate Holdings, LLC^	One stop	L + 4.75%	(c)	5.75%	06/2025	15,277	15,296	0.6	15,277
Qgenda Intermediate Holdings, LLC~	One stop	L + 4.75%	(c)	5.75%	06/2025	993	984	—	993
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(2)	—	—
Transaction Data Systems, Inc.*#+!~^	One stop	L + 5.25%	(c)	6.25%	06/2021	83,477	84,279	3.5	82,644
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	6.25%	06/2021	300	301	—	296
Verisys Corporation*#	One stop	L + 8.25%	(c)	8.75% cash/0.50% PIK	01/2023	8,494	8,599	0.4	8,324
Verisys Corporation	One stop	L + 8.25%	(c)	8.75% cash/0.50% PIK	01/2023	40	40	—	40
						216,073	217,767	8.9	213,626

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+~	One stop	L + 5.25%	(c)	6.45%	06/2025	$4,532	$4,600	0.2%	$4,487
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC+^	Senior loan	L + 4.75%	(c)	4.97%	12/2023	5,257	5,212	0.2	5,257
Blades Buyer, Inc.~^	Senior loan	L + 4.50%	(c)	5.50%	08/2025	3,820	3,838	0.2	3,820
Blades Buyer, Inc.	Senior loan	L + 4.50%	(d)	5.50%	08/2025	976	970	—	976
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blue River Pet Care, LLC#+	One stop	L + 5.00%	(a)	5.15%	07/2026	27,690	27,744	1.2	27,690
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.15%	07/2026	2,756	2,666	0.1	2,756
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(4)	—	—
CMI Parent Inc.#+^	Senior loan	L + 4.25%	(c)	5.25%	08/2025	6,634	6,760	0.3	6,434
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(10)
Flexan, LLC+^	One stop	L + 5.25%	(c)	6.25%	02/2022	8,450	8,401	0.4	8,450
Flexan, LLC*#	One stop	L + 5.25%	(c)	6.25%	02/2022	3,273	3,254	0.1	3,273
Flexan, LLC+	One stop	L + 5.25%	(c)	6.25%	02/2022	2,347	2,334	0.1	2,347
Flexan, LLC#	One stop	L + 5.25%	(c)	6.25%	02/2022	1,540	1,531	0.1	1,540
Flexan, LLC(5)	One stop	L + 5.25%		N/A(6)	02/2022	—	(6)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.75%	(a)	6.75%	09/2023	11,149	11,149	0.4	10,481
G & H Wire Company, Inc.	One stop	L + 5.75%	(a)	6.75%	09/2022	140	140	—	132
Joerns Healthcare, LLC*	One stop	L + 6.00%	(c)	7.00%	08/2024	1,873	1,827	0.1	1,833
Joerns Healthcare, LLC*	One stop	L + 6.00%	(c)	7.00%	08/2024	1,800	1,771	0.1	1,764
Katena Holdings, Inc.#	One stop	L + 6.50%	(c)	7.50%	06/2021	12,728	12,797	0.5	12,474
Katena Holdings, Inc.#	One stop	L + 6.50%	(c)	7.50%	06/2021	1,244	1,250	0.1	1,218
Katena Holdings, Inc.+	One stop	L + 6.50%	(c)	7.50%	06/2021	930	925	—	911
Katena Holdings, Inc.#	One stop	L + 6.50%	(c)	7.50%	06/2021	851	855	—	834
Katena Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	06/2021	200	201	—	196
Lombart Brothers, Inc.*#~	One stop	L + 6.25%	(c)	7.25%	04/2023	28,950	29,267	1.1	27,503
Lombart Brothers, Inc.#(8)	One stop	L + 6.25%	(c)	7.25%	04/2023	3,117	3,153	0.1	2,961
Lombart Brothers, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2023	280	280	—	266
Lombart Brothers, Inc.(8)	One stop	L + 6.25%	(a)	7.25%	04/2023	50	49	—	46
ONsite Mammography, LLC~	One stop	L + 7.00%	(c)	8.00%	11/2023	7,650	7,687	0.3	7,496
ONsite Mammography, LLC	One stop	L + 7.00%	(c)	8.00%	11/2023	100	102	—	98
ONsite Mammography, LLC	One stop	L + 7.00%	(c)	8.00%	11/2023	29	28	—	28
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(e)	7.00%	06/2021	7,760	7,760	0.3	7,604
Orthotics Holdings, Inc.*#	One stop	L + 16.00%	(c)	7.00% cash/10.00% PIK	06/2021	3,894	3,894	0.2	3,621
Orthotics Holdings, Inc.*#(8)	One stop	L + 6.00%	(c)	7.00%	06/2021	1,272	1,272	0.1	1,246
Orthotics Holdings, Inc.*#(8)	One stop	L + 16.00%	(c)	7.00% cash/10.00% PIK	06/2021	638	639	—	593
Orthotics Holdings, Inc.	One stop	L + 6.00%		N/A(6)	06/2021	—	—	—	—
SLMP, LLC#^	One stop	L + 6.00%	(c)	7.00%	05/2023	11,764	11,841	0.5	11,764
SLMP, LLC#^	One stop	L + 6.00%	(c)	7.00%	05/2023	5,664	5,844	0.2	5,664
SLMP, LLC	One stop	L + 6.00%	(c)	7.00%	05/2023	1,473	1,473	0.1	1,473
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	237	242	—	237
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
						171,068	171,743	7.0	167,463

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.#	One stop	L + 6.50%	(c)	7.50%	12/2021	$24,567	$24,757	0.9%	$20,883
Active Day, Inc.#	One stop	L + 6.50%	(c)	7.50%	12/2021	1,896	1,912	0.1	1,611
Active Day, Inc.*#	One stop	L + 6.50%	(c)	7.50%	12/2021	1,222	1,233	0.1	1,038
Active Day, Inc.	One stop	L + 6.50%	(c)	7.50%	12/2021	973	995	—	827
Active Day, Inc.	One stop	L + 6.50%	(c)	7.50%	12/2021	859	854	—	730
Active Day, Inc.*#	One stop	L + 6.50%	(c)	7.50%	12/2021	843	851	—	717
Active Day, Inc.	One stop	L + 6.50%	(c)	7.50%	12/2021	102	102	—	86
Active Day, Inc.	One stop	L + 6.50%	(c)	N/A(6)	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	7,148	7,178	0.3	7,112
Acuity Eyecare Holdings, LLC#	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	6,021	6,087	0.3	5,991
Acuity Eyecare Holdings, LLC~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	5,616	5,722	0.2	5,588
Acuity Eyecare Holdings, LLC~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	3,260	3,362	0.1	3,243
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	793	814	—	789
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	258	256	—	257
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	150	149	—	150
Acuity Eyecare Holdings, LLC	One stop	L + 11.00%	(c)	7.25% cash/4.75% PIK	03/2024	42	42	—	45
Acuity Eyecare Holdings, LLC(5)	One stop	L + 8.25%	(c)	7.25%	03/2024	1	(5)	—	(3)
ADCS Clinics Intermediate Holdings, LLC*#!	One stop	L + 5.75%	(c)(d)(f)	6.75%	05/2022	41,873	42,287	1.7	40,618
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(c)(d)	6.75%	05/2022	210	212	—	204
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(d)	6.75%	05/2022	200	199	—	194
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)(d)	6.75%	05/2022	162	165	—	158
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(c)(d)	6.75%	05/2022	61	62	—	59
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(b)	6.25%	11/2020	11,433	6,860	—	261
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(b)	9.75%	11/2020	4,082	7	—	—
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(b)	6.25%	11/2020	782	469	—	18
Advanced Pain Management Holdings, Inc.(5)(7)	Senior loan	L + 5.00%	(b)	6.25%	11/2020	355	(17)	—	12
Agilitas USA, Inc.*#	One stop	L + 6.25%	(c)	7.25%	04/2022	9,252	9,287	0.4	8,790
Agilitas USA, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2022	100	100	—	96
CRH Healthcare Purchaser, Inc.+~	Senior loan	L + 4.50%	(c)	4.72%	12/2024	13,046	13,206	0.6	13,046
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	—
DCA Investment Holding, LLC*#+	One stop	L + 5.25%	(c)	6.25%	07/2021	31,405	31,611	1.3	30,778
DCA Investment Holding, LLC*#+!~	One stop	L + 5.25%	(c)	6.25%	07/2021	27,210	27,463	1.1	26,668
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.25%	07/2021	8,318	8,425	0.3	8,152
DCA Investment Holding, LLC~	One stop	L + 5.25%	(c)	6.25%	07/2021	4,034	4,106	0.2	3,953
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.25%	07/2021	3,669	3,736	0.2	3,595
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	6.25%	07/2021	2,737	2,734	0.1	2,681
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.25%	07/2021	2,512	2,558	0.1	2,462
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.25%	07/2021	1,249	1,262	0.1	1,225
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(c)	6.25%	07/2021	296	299	—	290
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(c)	6.25%	07/2021	$92	$93	—%	$90
Deca Dental Management LLC*#	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	11,269	11,395	0.5	11,269
Deca Dental Management LLC#~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	1,376	1,392	0.1	1,376
Deca Dental Management LLC+~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	992	1,004	0.1	992
Deca Dental Management LLC	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	736	749	—	736
Deca Dental Management LLC	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	100	100	—	100
Deca Dental Management LLC(5)	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	2	(2)	—	2
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	249	247	—	249
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	112	112	—	112
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	58	57	—	58
Encorevet Group LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2024	10	10	—	10
Encorevet Group LLC	Senior loan	L + 5.00%		N/A(6)	11/2024	—	—	—	—
Encorevet Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(1)	—	—
ERG Buyer, LLC*#	One stop	L + 5.50%	(c)	6.50%	05/2024	19,133	19,084	0.6	15,307
ERG Buyer, LLC	One stop	P + 4.50%	(f)	7.75%	05/2024	300	296	—	240
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	18,229	18,320	0.7	17,318
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.25%	05/2023	7,996	8,123	0.3	7,596
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	7,003	7,120	0.3	6,653
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	5,153	5,175	0.2	4,896
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	2,391	2,431	0.1	2,272
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.25%	05/2023	1,535	1,560	0.1	1,458
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,134	1,154	0.1	1,077
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	999	1,016	—	950
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	646	654	—	613
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	400	398	—	380
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(14)	One stop	L + 5.50%	(k)	6.06%	03/2027	11,832	11,723	0.5	11,296
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(14)	One stop	L + 5.50%	(k)	6.01%	03/2027	96	93	—	91
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(14)	One stop	L + 5.50%	(c)	6.50%	03/2027	20	19	—	18
Krueger-Gilbert Health Physics, LLC!~	Senior loan	L + 5.25%	(a)	6.25%	05/2025	2,359	2,347	0.1	2,359
Krueger-Gilbert Health Physics, LLC!	Senior loan	L + 5.25%	(a)	6.25%	05/2025	1,113	1,151	0.1	1,113
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(a)	6.25%	05/2025	920	918	—	920
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(a)	6.25%	05/2025	50	50	—	50
MD Now Holdings, Inc.+!	One stop	L + 5.25%	(c)	6.25%	08/2024	14,544	14,699	0.6	14,252
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	6.25%	08/2024	622	622	—	610
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	(6)
Midwest Veterinary Partners, LLC^	One stop	L + 5.75%	(c)	6.75%	07/2025	4,274	4,209	0.2	4,220
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)(d)	6.75%	07/2025	4,120	4,086	0.2	4,069
Midwest Veterinary Partners, LLC	One stop	L + 6.50%	(c)	7.50%	07/2025	2,510	2,347	0.1	2,369
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	1,025	1,017	0.1	1,012
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Midwest Veterinary Partners, LLC	One stop	P + 4.75%	(c)(f)	8.00%	07/2025	$200	$200	—%	$198
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.25%	(c)	6.25%	06/2023	7,016	7,005	0.3	6,945
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	6.25%	06/2023	4,517	4,596	0.2	4,472
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	(2)
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(a)	3.69%	02/2026	2,914	2,887	0.1	2,914
Oliver Street Dermatology Holdings, LLC#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,296	17,670	0.4	10,448
Oliver Street Dermatology Holdings, LLC*#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,239	1,913	0.1	1,213
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,122	1,933	0.1	1,149
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,606	1,372	—	869
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,419	1,212	—	768
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,235	1,055	—	669
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	962	822	—	521
Oliver Street Dermatology Holdings, LLC*(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	834	712	—	451
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	514	439	—	278
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	291	267	—	158
Oliver Street Dermatology Holdings, LLC#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	98	89	—	52
Oliver Street Dermatology Holdings, LLC*#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	88	81	—	48
Oliver Street Dermatology Holdings, LLC#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	70	63	—	38
Oliver Street Dermatology Holdings, LLC#(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	64	59	—	34
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	1/1/2023	19,130	19,257	0.8	19,130
Pinnacle Treatment Centers, Inc.*	One stop	L + 6.25%	(c)	7.25%	1/1/2023	7,793	7,735	0.3	7,793
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	01/2023	1,571	1,575	0.1	1,571
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	7.25%	01/2023	709	715	—	709
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	7.25%	01/2023	186	188	—	186
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	7.25%	01/2023	108	108	—	108
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	7.25%	01/2023	38	37	—	38
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%		N/A(6)	01/2023	—	—	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.50%	(c)(d)	7.08% cash/2.50% PIK	12/2022	25,002	23,695	0.9	20,993
PPT Management Holdings, LLC	One stop	L + 8.50%	(c)(d)	7.08% cash/2.50% PIK	12/2022	304	291	—	254
PPT Management Holdings, LLC	One stop	L + 8.50%	(c)(d)	7.08% cash/2.50% PIK	12/2022	180	172	—	150
PPT Management Holdings, LLC	One stop	L + 8.50%	(c)(d)	7.08% cash/2.50% PIK	12/2022	88	77	—	74
PPT Management Holdings, LLC(5)	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	18	(6)	—	(48)
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	7.50%	08/2022	14,982	14,840	0.6	14,982
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	461	457	—	461
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	333	330	—	333
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	290	288	—	290
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	112	111	—	112
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	45	44	—	45
Pyramid Healthcare, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2022	—	(8)	—	—
Riverchase MSO, LLC*#	Senior loan	L + 6.75%	(c)	6.75% cash/1.00% PIK	10/2022	9,624	9,722	0.4	9,432
Riverchase MSO, LLC	Senior loan	L + 6.75%	(c)	6.75% cash/1.00% PIK	10/2022	130	130	—	128
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
RXH Buyer Corporation*#!	One stop	L + 5.75%	(c)	6.75%	09/2021	$27,525	$27,705	1.2%	$27,525
RXH Buyer Corporation*#	One stop	L + 5.75%	(c)	6.75%	09/2021	3,116	3,136	0.1	3,116
RXH Buyer Corporation	One stop	L + 5.75%		N/A(6)	09/2021	—	1	—	—
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	5.75%	10/2023	20,597	20,372	0.9	20,597
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	5.75%	10/2023	430	431	—	430
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	5.75%	10/2023	160	156	—	160
Veterinary Specialists of North America, LLC*#!	Senior loan	L + 4.50%	(a)	4.65%	04/2025	41,653	43,066	1.7	41,653
Veterinary Specialists of North America, LLC	Senior loan	L + 4.50%	(a)	4.65%	04/2025	10,262	10,258	0.4	10,262
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.65%	04/2025	2,871	2,851	0.1	2,871
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.50%	(a)	4.65%	04/2025	1,445	1,496	0.1	1,445
Veterinary Specialists of North America, LLC	Senior loan	L + 4.50%	(a)	4.65%	04/2025	835	832	—	835
WHCG Management, LLC*#	Senior loan	L + 4.50%	(d)	5.50%	03/2023	16,067	16,161	0.7	16,067
WHCG Management, LLC	Senior loan	L + 4.50%	(d)	5.50%	03/2023	5,627	5,590	0.2	5,627
WHCG Management, LLC	Senior loan	L + 4.50%	(d)	5.50%	03/2023	1,983	1,978	0.1	1,983
WHCG Management, LLC	Senior loan	L + 4.50%	(d)	5.50%	03/2023	338	336	—	338
WHCG Management, LLC	Senior loan	L + 4.50%	(d)	5.50%	03/2023	116	118	—	116
						599,751	589,723	22.9	549,440
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.+~	One stop	L + 5.50%	(c)	6.50%	08/2025	$45,936	$47,269	1.9	$45,936
BJH Holdings III Corp.(5)	One stop	L + 5.50%		N/A(6)	08/2025	—	(7)	—	0
CR Fitness Holdings, LLC+~	Senior loan	L + 4.25%	(a)	5.25%	07/2025	1,999	2,011	0.1	1,839
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	07/2025	268	263	—	201
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	74	74	—	68
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	6,981	6,923	0.2	4,887
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,073	1,068	—	751
Davidson Hotel Company, LLC(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(2)	—	(30)
Davidson Hotel Company, LLC(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(19)	—	—
EOS Fitness Opco Holdings, LLC*#	One stop	L + 5.25%	(c)	6.25%	01/2025	8,675	8,789	0.3	7,981
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	914	925	—	840
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	120	120	—	110
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	6.25%	07/2025	17,386	17,173	0.7	15,647
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	2,319	2,369	0.1	2,088
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	1,259	1,242	0.1	1,133
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.25%	07/2025	200	199	—	180
Self Esteem Brands, LLC*#	Senior loan	L + 4.25%	(c)	5.25%	02/2022	45,841	46,193	1.8	44,007
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	6.50%	02/2022	2,338	2,335	0.1	2,245
SSRG Holdings, LLC	One stop	L + 5.25%	(a)	6.25%	11/2025	918	902	0.1	891
SSRG Holdings, LLC	One stop	L + 5.25%	(a)(c)	6.25%	11/2025	75	74	—	73
Sunshine Sub, LLC#~	One stop	L + 5.25%	(a)	6.25%	05/2024	12,925	13,024	0.5	12,149
Sunshine Sub, LLC#	One stop	L + 5.25%	(a)	6.25%	05/2024	5,654	5,838	0.2	5,315
Sunshine Sub, LLC	One stop	L + 5.25%	(a)	6.25%	05/2024	20	19	—	8
Tropical Smoothie Cafe Holdings, LLC	Senior loan	L + 5.50%	(a)(c)	6.50%	09/2026	17,374	17,202	0.7	17,200
Tropical Smoothie Cafe Holdings, LLC(5)	Senior loan	L + 5.50%		N/A(6)	09/2026	—	(1)	—	(1)
Velvet Taco Holdings, Inc.~	One stop	L + 7.00%	(e)	8.00%	03/2026	1,769	1,753	0.1	1,522
Velvet Taco Holdings, Inc.	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
Velvet Taco Holdings, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(1)	—	—
						174,118	175,735	6.9	165,040
Household Durables
Groundworks LLC^	Senior loan	L + 7.00%	(a)	8.00%	01/2026	4,709	4,657	0.2	4,709
Groundworks LLC	Senior loan	L + 7.00%	(a)	8.00%	01/2026	84	83	—	84
Groundworks LLC	Senior loan	L + 7.00%		N/A(6)	01/2026	—	—	—	—
						4,793	4,740	0.2	4,793
Household Products
WU Holdco, Inc. #^	One stop	L + 5.25%	(c)	6.25%	03/2026	3,427	3,504	0.2	3,427
WU Holdco, Inc.	One stop	L + 5.25%	(c)	6.25%	03/2026	392	392	—	392
WU Holdco, Inc. (5)	One stop	L + 5.25%		N/A(6)	03/2025	—	—	—	(2)
						3,819	3,896	0.2	3,817

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#^	Senior loan	L + 4.75%	(c)	4.97%	04/2026	$4,162	$4,197	0.2%	$4,080
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	(2)
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(1)
Madison Safety & Flow LLC^	Senior loan	L + 4.50%	(a)	4.66%	03/2025	495	494	—	490
Madison Safety & Flow LLC	Senior loan	L + 4.50%		N/A(6)	03/2025	—	—	—	—
						4,657	4,691	0.2	4,567
Insurance
Captive Resources Midco, LLC*#+~^	One stop	L + 6.00%	(a)	7.00%	05/2025	55,016	55,162	2.3	55,016
Captive Resources Midco, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	1,440	1,427	0.1	1,440
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(18)	—	—
High Street Insurance Partners, Inc.+	Senior loan	L + 6.25%	(c)	7.25%	12/2025	873	851	—	851
High Street Insurance Partners, Inc.(5)	Senior loan	L + 6.25%		N/A(6)	12/2025	—	(7)	—	(7)
Integrity Marketing Acquisition, LLC^	Senior loan	L + 5.50%	(c)	6.50%	08/2025	2,471	2,471	0.1	2,421
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)(d)	6.64%	08/2025	789	786	—	774
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	478	475	—	468
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)(d)	6.50%	08/2025	243	242	—	238
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#^	One stop	L + 6.00%	(c)	7.00%	07/2025	4,780	4,768	0.2	4,780
J.S. Held Holdings, LLC	One stop	P + 5.00%	(f)	8.25%	07/2025	52	46	—	52
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(15)	—	—
Majesco	One stop	L + 7.75%	(c)	8.75%	09/2027	12,334	12,089	0.5	12,149
Majesco(5)	Senior loan	L + 7.75%		N/A(6)	09/2026	—	(3)	—	(2)
Orchid Underwriters Agency, LLC^	Senior loan	L + 4.25%	(c)	5.25%	12/2024	4,124	4,176	0.2	4,124
Orchid Underwriters Agency, LLC	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	—
RSC Acquisition, Inc.+~^	One stop	L + 5.50%	(b)(c)	6.50%	10/2026	26,056	25,564	1.1	25,275
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	998	958	—	968
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(2)	—	(3)
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(226)	—	(170)
						109,654	108,742	4.5	108,372
Internet and Catalog Retail
AutoQuotes, LLC!	One stop	L + 6.00%	(c)	7.00%	11/2024	9,888	10,023	0.4	9,393
AutoQuotes, LLC	One stop	L + 6.00%	(c)	7.00%	11/2024	100	100	—	96
						9,988	10,123	0.4	9,489

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.!~	One stop	L + 7.00%	(c)	8.00%	10/2025	$7,118	$7,057	0.3%	$7,118
Acquia, Inc.	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Appriss Holdings, Inc.#+~^	One stop	L + 5.50%	(a)(c)(d)	5.75%	06/2026	24,968	25,674	1.0	24,470
Appriss Holdings, Inc.	One stop	L + 5.50%	(a)	5.65%	06/2025	202	198	—	194
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%	(a)	8.50% cash/1.00% PIK	08/2025	4,622	4,444	0.2	4,529
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(3)	—	(3)
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(14)	—	(14)
Centrify Corporation*#	One stop	L + 8.25%	(c)	9.25%	08/2024	23,239	23,279	1.0	22,774
Centrify Corporation	One stop	P + 7.25%	(f)	10.50%	08/2024	200	202	—	196
E2open, LLC*#+!~^	One stop	L + 5.75%	(c)	6.75%	11/2024	85,904	86,773	3.5	84,184
E2open, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(5)	—	(10)
Episerver, Inc.!~(8)(9)	One stop	L + 6.00%	(d)	6.00%	10/2024	20,541	20,852	0.9	20,471
Episerver, Inc.#^	One stop	L + 5.75%	(c)(d)	6.75%	10/2024	12,186	12,374	0.5	11,820
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	(12)
Gamma Technologies, LLC*#!^	One stop	L + 5.00%	(c)	6.00%	06/2024	47,091	47,412	1.9	46,620
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2024	—	(1)	—	(2)
Infinisource, Inc.~^	One stop	L + 4.50%	(c)	5.50%	10/2026	29,180	28,757	1.2	29,180
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	154	151	—	154
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	111	110	—	111
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(c)	7.25%	04/2023	39,462	39,684	1.7	39,462
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	7.25%	04/2023	3,183	3,237	0.1	3,183
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.25%	04/2023	2,821	2,751	0.1	2,821
Maverick Bidco Inc.^	One stop	L + 6.25%	(c)	7.25%	04/2023	1,693	1,629	0.1	1,693
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.25%	04/2023	202	199	—	202
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	01/2026	14,493	14,364	0.6	14,493
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	743	735	—	714
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	42	41	—	39
Recordxtechnologies, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(1)	—	(7)
Red Dawn SEI Buyer, Inc.^	Senior loan	L + 4.25%	(c)	5.25%	11/2025	752	744	—	752
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	—
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	—
Velocity Technology Solutions, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2023	18,276	18,556	0.8	18,276
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	50	49	—	50
						337,233	339,242	13.9	333,458
Leisure Products
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	8,467	8,525	0.3	7,620
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	1,213	1,205	0.1	1,091
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	843	871	—	758
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	431	445	—	388
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	80	80	—	70
						11,034	11,126	0.4	9,927

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Pace Analytical Services, LLC*#!	One stop	L + 5.75%	(c)	6.75%	04/2024	$29,639	$29,717	1.2	$29,343
Pace Analytical Services, LLC	One stop	L + 5.75%	(c)	6.75%	04/2024	7,046	6,943	0.3	6,975
Pace Analytical Services, LLC#^	One stop	L + 5.75%	(c)	6.75%	04/2024	2,756	2,768	0.1	2,729
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	1,652	1,685	0.1	1,635
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	1,518	1,529	0.1	1,504
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	1,264	1,264	0.1	1,252
Pace Analytical Services, LLC#^	One stop	L + 5.75%	(c)	6.75%	04/2024	1,222	1,246	0.1	1,210
Pace Analytical Services, LLC	One stop	L + 5.75%	(c)	6.75%	04/2024	993	971	—	983
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	678	680	—	670
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	559	570	—	554
Pace Analytical Services, LLC*	One stop	L + 5.75%	(c)	6.75%	04/2024	188	191	—	186
Pace Analytical Services, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2024	—	(3)	—	(4)
Pace Analytical Services, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2024	—	(116)	—	(80)
						47,515	47,445	2.0	46,957
Machinery
Blackbird Purchaser, Inc. *+~^	Senior loan	L + 4.25%	(c)(f)	4.47%	04/2026	15,524	15,796	0.6	15,059
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.25%		N/A(6)	04/2024	—	(1)	—	(6)
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.25%		N/A(6)	04/2026	—	20	—	(14)
Chase Industries, Inc.+~	Senior loan	L + 5.50%	(d)	6.50%	05/2025	12,059	12,180	0.4	9,620
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	985	1,020	0.1	786
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2023	354	358	—	282
						28,922	29,373	1.1	25,727
Multiline Retail
Mills Fleet Farm Group LLC*#+!~^	One stop	L + 6.25%	(d)	7.25%	10/2024	46,488	46,372	1.9	46,488

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.+~(8)(12)	One stop	L + 5.75%	(c)	6.75%	05/2025	13,761	14,004	0.5	13,072
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(10)
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.40%	07/2025	36,577	37,062	1.5	35,030
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.65%	07/2025	17,342	16,915	0.7	16,790
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	4.40%	07/2023	120	118	—	112
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	4.65%	07/2023	52	49	—	49
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(6)	—	(43)
Project Power Buyer, LLC#+^	One stop	L + 6.25%	(c)	7.25%	05/2026	15,782	15,929	0.7	15,625
Project Power Buyer, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	(2)
						83,634	84,068	3.4	80,623
Paper & Forest Products
Messenger, LLC+~	One stop	L + 6.50%	(c)(f)	7.50%	08/2023	9,053	9,126	0.4	8,601
Messenger, LLC(5)	One stop	L + 6.50%		N/A(6)	08/2023	—	—	—	(4)
						9,053	9,126	0.4	8,597

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	$30,973	$31,376	1.2%	$27,876
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,290	5,358	0.2	4,761
IMPLUS Footwear, LLC*	One stop	L + 7.75%	(c)	8.75%	04/2024	763	786	—	686
						37,026	37,520	1.4	33,323
Pharmaceuticals
ACP Ulysses Buyer, Inc.+!^	Senior loan	L + 5.00%	(c)	6.00%	02/2026	13,210	13,091	0.6	13,210
Apothecary Products, LLC+	Senior loan	L + 4.50%	(c)	5.50%	07/2023	2,904	3,009	0.1	2,846
Apothecary Products, LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	—	—	(16)
BIOVT, LLC*#^	One stop	L + 5.75%	(a)	6.75%	01/2021	34,128	34,262	1.4	34,128
BIOVT, LLC#^	One stop	L + 5.75%	(a)	6.75%	01/2021	2,073	2,091	0.1	2,073
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	01/2021	1,946	1,963	0.1	1,946
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
						54,261	54,416	2.3	54,187
Professional Services
Brandmuscle, Inc.	Senior loan	L + 4.75%	(c)	5.75%	12/2021	8,115	8,111	0.3	7,708
Brandmuscle, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	1,126	1,140	—	1,073
Brandmuscle, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	12/2021	—	—	—	(4)
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.25%	(c)	5.34%	06/2022	9,814	9,891	0.4	8,930
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.25%	(a)	5.25%	06/2022	1,448	1,448	0.1	1,319
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.25%		N/A(6)	06/2022	—	3	—	—
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(c)	6.50%	12/2023	8,554	8,656	0.3	8,554
Net Health Acquisition Corp.~^	One stop	L + 5.50%	(c)	6.50%	12/2023	6,845	6,964	0.3	6,845
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(c)	6.50%	12/2023	1,195	1,210	—	1,195
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	—
Nexus Brands Group, Inc.*#	One stop	L + 6.00%	(c)	7.00%	11/2023	9,378	9,471	0.4	8,909
Nexus Brands Group, Inc.+~(8)(9)	One stop	L + 6.00%	(h)	7.00%	11/2023	7,145	7,263	0.3	6,980
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	1,987	2,050	0.1	1,887
Nexus Brands Group, Inc.#~	One stop	L + 6.00%	(c)	7.00%	11/2023	1,437	1,483	0.1	1,365
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	765	759	—	727
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	20	21	—	10
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	(4)
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
PlanSource Holdings, Inc. !~	One stop	L + 6.25%	(b)	7.25%	04/2025	11,416	11,542	0.5	11,416
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Teaching Company, The*#	One stop	L + 4.75%	(c)(d)	5.75%	07/2023	17,832	18,009	0.7	17,832
Teaching Company, The	One stop	L + 4.75%	(d)	5.75%	07/2023	30	30	—	30
						87,107	88,046	3.5	84,772

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	$19,845	$20,037	0.8%	$18,852
Property Brands, Inc.~^	One stop	L + 5.75%	(c)	6.75%	01/2024	13,666	13,551	0.5	12,984
Property Brands, Inc.*#	One stop	L + 5.75%	(c)	6.75%	01/2024	6,653	6,761	0.3	6,319
Property Brands, Inc.~^	One stop	L + 5.75%	(c)	6.75%	01/2024	3,243	3,348	0.1	3,081
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	1,424	1,469	0.1	1,353
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	1,205	1,243	0.1	1,145
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	1,189	1,227	—	1,129
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	950	944	—	903
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	501	517	—	477
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	200	199	—	190
Property Brands, Inc.(5)	One stop	L + 5.75%		N/A(6)	01/2024	—	(2)	—	(175)
MRI Software LLC~^	One stop	L + 5.50%	(c)	6.50%	02/2026	14,579	14,450	0.6	14,215
MRI Software LLC	One stop	L + 5.50%	(c)	6.50%	02/2026	1,710	1,667	0.1	1,667
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	(7)
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	(2)
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	(9)
						65,165	65,406	2.6	62,122
Road & Rail
Internet Truckstop Group LLC*#!	One stop	L + 5.50%	(c)	6.50%	04/2025	22,587	23,165	0.9	22,587
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						22,587	23,163	0.9	22,587

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#	One stop	L + 4.91%	(a)	4.25% cash/1.66% PIK	09/2023	$4,479	$4,479	0.2%	$4,411
Accela, Inc.(5)	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	(2)
Apptio, Inc. !~	One stop	L + 7.25%	(d)	8.25%	01/2025	57,009	57,722	2.4	57,009
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(1)	—	—
Astute Holdings, Inc. !	One stop	L + 6.50%	(c)	7.50%	04/2025	10,816	10,951	0.5	10,816
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	2,768	2,759	0.1	2,768
Astute Holdings, Inc. (5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.!~^	One stop	L + 5.25%	(c)	6.47%	04/2026	5,847	5,900	0.3	5,847
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,411	2,432	0.1	2,492
Axiom Merger Sub Inc.	One stop	L + 5.25%	(d)	6.25%	04/2026	30	29	—	30
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	2,928	2,950	0.1	2,928
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	309	307	—	309
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	165	166	—	165
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	09/2026	67,302	66,135	2.8	66,294
Bullhorn, Inc.(8)(9)	One stop	L + 6.00%	(h)	6.06%	09/2026	12,008	11,796	0.5	12,230
Bullhorn, Inc.(8)(9)	One stop	L + 5.75%	(c)	5.75%	09/2026	4,822	4,736	0.2	4,951
Bullhorn, Inc.	One stop	L + 5.75%	(c)(f)	6.75%	09/2026	98	96	—	96
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	78	77	—	77
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	(4)
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	(3)
Calabrio, Inc. !~	One stop	L + 6.50%	(c)	7.50%	06/2025	24,880	24,894	1.0	24,880
Calabrio, Inc.	One stop	L + 6.50%	(a)	7.50%	06/2025	72	72	—	72
Clearwater Analytics, LLC*#	One stop	L + 5.50%	(c)	6.50%	09/2022	14,242	14,256	0.6	14,242
Clearwater Analytics, LLC*	One stop	L + 5.50%	(c)	6.50%	09/2022	6,040	6,071	0.3	6,040
Clearwater Analytics, LLC+	One stop	L + 5.50%	(c)	6.50%	09/2022	990	976	—	990
Clearwater Analytics, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(3)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	4,215	4,248	0.2	4,215
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	2,774	2,692	0.1	2,774
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	1,469	1,480	0.1	1,469
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.+~^	One stop	L + 5.75%	(a)	6.75%	03/2024	45,004	44,768	1.9	44,554
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	28	27	—	25
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	2,795	2,725	0.1	2,831
Convercent, Inc.	Subordinated debt	N/A		4.00%	11/2020	138	138	—	176
Convercent, Inc.	One stop	L + 9.00%	(c)	N/A(6)	12/2024	—	—	—	—
Convercent, Inc.	One stop	L + 9.00%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation*#^	One stop	L + 6.00%	(c)	7.00%	09/2023	25,681	25,759	1.1	25,681
Daxko Acquisition Corporation	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
Digital Guardian, Inc.!	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	8,731	9,013	0.4	9,040
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	$9	$7	—%	$9
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	2
Diligent Corporation*#+!~^	One stop	L + 6.25%	(c)	7.25%	08/2025	88,058	88,673	3.6	85,856
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	1	—	(8)
GS Acquisitionco, Inc.*#+!~^	One stop	L + 5.75%	(d)	6.75%	05/2024	54,048	54,440	2.3	54,048
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(c)	6.75%	05/2024	12,756	13,056	0.5	12,756
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.75%	05/2024	3,286	3,364	0.1	3,286
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(c)	6.75%	05/2024	3,033	3,104	0.1	3,033
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	1,899	1,944	0.1	1,899
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)(d)	6.75%	05/2024	186	183	—	186
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	75	75	—	75
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	37	37	—	37
ICIMS, Inc.!~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,548	0.6	14,355
ICIMS, Inc.!~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,501	4,576	0.2	4,501
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Impartner, Inc.	Senior loan	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	2,916	2,880	0.1	3,001
Impartner, Inc.(5)	Senior loan	L + 9.50%		N/A(6)	08/2025	—	(3)	—	14
Impartner, Inc.	Senior loan	L + 9.50%		N/A(6)	08/2025	—	—	—	—
Infogix, Inc.*#	One stop	L + 7.00%	(c)	8.00%	04/2024	7,178	7,309	0.3	7,178
Infogix, Inc.*^	One stop	L + 7.00%	(c)	8.00%	04/2024	1,107	1,124	—	1,107
Infogix, Inc.	One stop	L + 7.00%	(c)	8.00%	04/2024	90	90	—	90
Integral Ad Science, Inc.!~	One stop	L + 7.25%	(c)	7.00% cash/1.25% PIK	07/2024	15,882	16,069	0.7	15,882
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(4)
Integration Appliance, Inc.*!~	One stop	L + 7.25%	(d)	8.25%	08/2023	68,335	69,117	2.9	68,335
Integration Appliance, Inc.	One stop	L + 7.25%	(d)	8.25%	08/2023	487	483	—	487
Invoice Cloud, Inc.!	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	6,520	6,559	0.3	6,390
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	2,187	2,186	0.1	2,138
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(2)
Kaseya Traverse Inc!~	One stop	L + 7.00%	(c)	5.09% cash/3.00% PIK	05/2025	36,070	37,033	1.5	36,070
Kaseya Traverse Inc	One stop	L + 7.00%	(c)(d)	5.06% cash/3.00% PIK	05/2025	738	755	—	738
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	7.50%	05/2025	89	88	—	86
Kaseya Traverse Inc(5)	One stop	L + 7.00%		N/A(6)	05/2025	—	(1)	—	—
Mindbody, Inc.!~	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	48,593	49,379	1.9	45,678
Mindbody, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(18)
Ministry Brands, LLC^	Senior loan	L + 4.00%	(b)	5.00%	12/2022	1,446	1,462	0.1	1,359
Ministry Brands, LLC^	Senior loan	L + 4.00%	(b)	5.00%	12/2022	827	837	—	777
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.00%	12/2022	377	388	—	354
mParticle, Inc.	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	3,157	3,101	0.1	3,115
mParticle, Inc.	One stop	L + 9.75%		N/A(6)	09/2025	—	—	—	—
Namely, Inc.!~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,580	3,614	0.1	3,507
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,033	2,019	0.1	1,992
Namely, Inc.	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	70	70	—	68
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH!	One stop	P + 6.75%	(f)	8.25% cash/1.75% PIK	10/2024	2,139	2,121	0.1	2,249
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	$—	$—	—%	$1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	4
Personify, Inc.*+^	One stop	L + 5.25%	(c)	6.25%	09/2024	15,457	15,712	0.6	15,457
Personify, Inc.	One stop	L + 5.25%	(c)	6.25%	09/2024	60	61	—	60
RegEd Aquireco, LLC^	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,416	11,413	0.4	10,731
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)(f)	5.08%	12/2024	132	131	—	112
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(4)	—	—
Saturn Borrower Inc.	Senior loan	L + 6.50%	(c)	7.50%	09/2026	16,324	15,836	0.7	15,834
Saturn Borrower Inc.(5)	Senior loan	L + 6.50%		N/A(6)	09/2026	—	(3)	—	(3)
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	5,978	5,911	0.3	5,978
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	61	61	—	61
SnapLogic, Inc.	One stop	L + 8.75%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.!	One stop	L + 6.75%	(d)	7.75%	12/2025	851	843	—	851
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Telesoft Holdings LLC^	One stop	L + 5.75%	(a)	6.75%	12/2025	905	887	—	905
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
TI Intermediate Holdings, LLC^	Senior loan	L + 4.50%	(a)	4.65%	12/2024	3,517	3,575	0.1	3,517
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.65%	12/2024	42	42	—	42
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	15,564	15,706	0.6	15,408
Togetherwork Holdings, LLC~^	One stop	L + 5.75%	(a)	6.75%	03/2025	1,803	1,865	0.1	1,786
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,750	1,807	0.1	1,733
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	1,706	1,764	0.1	1,689
Togetherwork Holdings, LLC~^	One stop	L + 5.75%	(a)	6.75%	03/2025	1,648	1,680	0.1	1,631
Togetherwork Holdings, LLC*^	One stop	L + 5.75%	(a)	6.75%	03/2025	1,588	1,643	0.1	1,573
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,481	1,530	0.1	1,466
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	1,213	1,231	0.1	1,201
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	668	690	—	662
Togetherwork Holdings, LLC^	One stop	L + 5.75%	(a)	6.75%	03/2025	447	443	—	443
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2024	300	298	—	298
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	64	66	—	64
Togetherwork Holdings, LLC~	One stop	L + 5.75%	(a)	6.75%	03/2025	59	61	—	59
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	4.90%	04/2026	3,079	3,121	0.1	2,912
Trintech, Inc.*#^	One stop	L + 6.00%	(c)	7.00%	12/2023	22,400	22,738	0.9	22,400
Trintech, Inc.#!^	One stop	L + 6.00%	(c)	7.00%	12/2023	9,287	9,473	0.4	9,287
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	300	301	—	300
True Commerce, Inc.*#^	One stop	L + 5.75%	(c)	6.75%	11/2023	14,598	14,861	0.6	14,598
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	6.75%	11/2023	2,575	2,665	0.1	2,677
True Commerce, Inc.#(8)	One stop	L + 5.75%	(c)	6.75%	11/2023	909	941	—	909
True Commerce, Inc.	One stop	L + 5.75%		N/A(6)	11/2023	—	—	—	—
Upserve, Inc.!~	One stop	L + 8.00%	(e)	9.00%	07/2023	6,141	6,193	0.3	6,018
Upserve, Inc.	One stop	L + 8.00%	(e)	9.00%	07/2023	1,451	1,496	0.1	1,422
Upserve, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	(2)
Vector CS Midco Limited & Cloudsense Ltd.!~(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	7,859	7,986	0.3	7,980
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	L + 7.25%	(h)	5.30% cash/2.75% PIK	05/2024	$132	$132	—%	$130
Vendavo, Inc.*!~	One stop	L + 6.50%	(c)	7.50%	10/2022	35,368	35,329	1.5	35,368
Vendavo, Inc.	One stop	P + 5.25%	(f)	8.50%	10/2022	631	629	—	631
Workforce Software, LLC!~	One stop	L + 6.50%	(c)	7.50%	07/2025	27,195	27,895	1.1	27,195
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						909,152	915,327	37.6	901,417

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 5.50%	(d)	6.50%	09/2025	$5,915	$5,829	0.2%	$5,560
2nd Ave. LLC	One stop	L + 5.50%	(d)	6.56%	09/2025	50	50	—	47
Batteries Plus Holding Corporation#	One stop	L + 6.75%	(a)	7.75%	07/2022	21,921	22,098	0.9	21,921
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	06/2023	16,777	16,904	0.7	16,777
Cycle Gear, Inc.#+^	One stop	L + 5.00%	(c)	6.00%	01/2024	23,834	24,042	1.0	23,834
DTLR, Inc.*#+	One stop	L + 8.50%	(b)(c)	7.50% cash/2.00% PIK	08/2022	41,457	41,896	1.7	41,457
Imperial Optical Midco Inc.~	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	3,620	3,666	0.2	3,620
Imperial Optical Midco Inc.*	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	2,822	2,803	0.1	2,822
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,918	1,965	0.1	1,918
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,249	1,279	0.1	1,249
Imperial Optical Midco Inc.*	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,137	1,165	0.1	1,137
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	330	328	—	330
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	240	238	—	240
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	190	189	—	190
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	134	133	—	134
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	130	129	—	130
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	96	96	—	96
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	83	82	—	83
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	41	41	—	41
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	24	23	—	24
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 8.25%		N/A(6)	08/2023	—	(3)	—	—
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	17,988	18,266	0.8	17,781
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	12,364	12,604	0.5	12,364
Jet Equipment & Tools Ltd.#(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	4,306	4,377	0.2	4,306
Jet Equipment & Tools Ltd.(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	1,581	1,569	0.1	1,581
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
Pet Holdings ULC*#+!(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2022	46,638	47,449	2.0	46,638
Pet Holdings ULC*#+(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2022	240	242	—	240
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Pet Supplies Plus, LLC*+^	Senior loan	L + 4.50%	(c)	5.50%	12/2024	14,181	14,415	0.6	14,181
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC#	One stop	L + 5.75%	(c)	6.75%	09/2023	5,352	5,401	0.2	5,191
PetPeople Enterprises, LLC#	One stop	L + 5.75%	(c)(d)	6.84%	09/2023	1,817	1,843	0.1	1,763
PetPeople Enterprises, LLC	One stop	L + 5.75%	(c)(d)	6.92%	09/2023	40	41	—	38
PPV Intermediate Holdings II, LLC	One stop	L + 6.00%	(a)(c)(d)	7.46%	05/2023	4,921	4,921	0.2	4,859
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
PPV Intermediate Holdings II, LLC	One stop	L + 6.00%	(a)	7.00%	05/2023	$1,010	$1,010	—%	$997
PPV Intermediate Holdings II, LLC	One stop	L + 6.00%	(a)	7.00%	05/2023	603	603	—	596
PPV Intermediate Holdings II, LLC	One stop	L + 6.00%	(a)	7.00%	05/2023	435	417	—	429
PPV Intermediate Holdings II, LLC	One stop	L + 6.00%	(a)	7.00%	05/2023	129	127	—	128
PPV Intermediate Holdings II, LLC	One stop	L + 6.00%	(d)(f)	7.69%	05/2023	94	94	—	92
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	24	24	—	24
PPV Intermediate Holdings II, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(135)	—	(120)
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)	6.50%	10/2024	6,963	6,979	0.3	6,824
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)	6.50%	10/2024	1,708	1,765	0.1	1,674
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)(f)	7.09%	10/2024	86	85	—	84
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(1)	—	—
Southern Veterinary Partners, LLC*#^	One stop	L + 6.00%	(a)	7.00%	05/2025	26,592	27,499	1.1	27,123
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.00%	05/2025	210	208	—	214
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.00%	05/2025	191	189	—	195
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.00%	05/2025	181	179	—	184
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)(d)	7.00%	05/2023	170	169	—	170
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.00%	05/2025	163	161	—	166
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.00%	05/2025	142	140	—	144
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.00%	05/2025	140	138	—	143
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.00%	05/2025	128	127	—	131
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.00%	05/2025	125	124	—	128
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	120	119	—	123
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	119	118	—	121
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.00%	05/2025	118	117	—	120
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	113	112	—	115
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2025	111	110	—	113
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.00%	05/2025	4	2	—	4
Southern Veterinary Partners, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(12)	—	23
Titan Fitness, LLC*#+	One stop	L + 4.75%	(b)(c)	5.75%	02/2025	30,317	30,759	1.1	26,679
Titan Fitness, LLC	One stop	L + 4.75%	(c)	5.75%	02/2025	1,894	1,881	0.1	1,667
Titan Fitness, LLC	One stop	L + 4.75%	(c)	5.75%	02/2025	474	472	—	414
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(1)	—	—
Vermont Aus Pty Ltd!~(8)(9)(11)	One stop	L + 4.75%	(j)	4.89%	12/2024	2,199	2,219	0.1	2,282
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 4.75%	(j)	4.89%	12/2024	81	82	—	91
						306,114	310,031	12.6	301,704

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#^	One stop	L + 6.00%	(c)	7.00%	03/2023	$22,442	$22,566	0.9%	$21,994
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(c)	7.00%	03/2023	902	899	0.1	882
						23,344	23,465	1.0	22,876
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	9,446	9,298	0.3	8,029
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	3,798	3,740	0.1	3,228
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	1,954	1,924	0.1	1,661
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(b)(c)	7.25%	12/2021	1,167	1,149	0.1	988
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	648	640	—	551
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	297	292	—	252
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	283	279	—	241
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(b)(c)	2.00% cash/5.25% PIK	12/2021	40	40	—	34
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	10,324	10,427	0.4	9,497
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(d)	6.50%	11/2023	6,504	6,574	0.3	5,983
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(d)	6.50%	11/2023	1,006	998	—	926
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(d)	6.50%	11/2023	906	915	—	833
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(d)	6.50%	11/2023	635	644	—	584
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	236	235	—	216
Protective Industrial Products, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	01/2024	993	984	0.1	993
SHO Holding I Corporation!~	Senior loan	L + 5.25%	(c)	4.00% cash/2.25% PIK	04/2024	4,035	4,015	0.2	3,631
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)(d)	5.00%	04/2024	50	49	—	50
SHO Holding I Corporation	Senior loan	L + 5.23%	(c)	4.00% cash/2.23% PIK	04/2024	20	20	—	19
SHO Holding I Corporation(5)	Senior loan	L + 5.00%		N/A(6)	04/2024	—	(1)	—	(10)
SHO Holding I Corporation	Senior loan	L + 4.50%	(c)(d)	N/A(6)	04/2024	—	—	—	—
SHO Holding I Corporation	Senior loan	L + 5.23%	(b)(c)	N/A(6)	04/2024	—	—	—	—
						42,342	42,222	1.6	37,706

Total non-controlled/non-affiliate company debt investments						$4,237,154	$4,249,853	170.8%	$4,092,602

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace & Defense
NTS Technical Systems	Common Stock	N/A	N/A	N/A	2	$1,506	0.1%	$637
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	256	—	430
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	245
Whitcraft LLC	Common Stock	N/A	N/A	N/A	11	2,285	0.1	2,598
						4,175	0.2	3,910
Auto Components
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	5	314	—	26

Automobiles
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	803	1,304	0.1	2,457
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	508	—	440
						1,812	0.1	2,897
Biotechnology
BIO18 Borrower, LLC(17)	LLC units	N/A	N/A	N/A	591	1,190	0.1	1,654

Building Products
Brooks Equipment Company, LLC	Common Stock	N/A	N/A	N/A	10	1,021	0.1	2,107

Chemicals
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	124	—	51

Commercial Services & Supplies
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	341
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	—
						427	—	341
Construction & Engineering
Reladyne, Inc.	LP units	N/A	N/A	N/A	1	931	—	896

Diversified Consumer Services
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	12	—	1
PADI Holdco, Inc.(17)	LLC units	N/A	N/A	N/A	1	969	—	231
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	7	—	30
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	25
						989	—	287
Electronic Equipment, Instruments & Components
ES Acquisition LLC	LP interest	N/A	N/A	N/A	—	15	—	26
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	119
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	153
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	42
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
						495	—	340

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.	LLC unit	N/A	N/A	N/A	43	$699	—%	$55
Cafe Rio Holding, Inc.	Common Stock	N/A	N/A	N/A	5	603	—	765
Captain D's, LLC	LLC interest	N/A	N/A	N/A	158	156	—	355
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	4	400	—	349
Feeders Supply Company, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	44	217	—	82
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	20	61	—	23
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	169	770	0.1	817
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	—	—
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	31	373	—	72
Ruby Slipper Cafe LLC, The	LP units	N/A	N/A	N/A	2	20	—	12
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A	N/A	—	416	—	185
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	444	—	147
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	—	—	—
						5,104	0.1	2,862
Food Products
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	—	563
Global ID Corporation	LLC interest	N/A	N/A	N/A	5	603	0.1	801
Purfoods, LLC	LLC interest	N/A	N/A	N/A	379	926	0.2	5,346
						1,604	0.3	6,710
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	192	—	206
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.1	2,954
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	594
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	37	—	47
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	0.1	680
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	288	—	253
HSI Halo Acquisition, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	9
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	12
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	6	—	18
Surgical Information Systems, LLC	Common Stock	N/A	N/A	N/A	4	414	—	413
Verisys Corporation	LLC interest	N/A	N/A	N/A	579	712	—	354
						5,457	0.2	5,540
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	$77	—%	$68
Blue River Pet Care, LLC	LLC units	N/A	N/A	N/A	—	76	—	88
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	245
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	—
Flexan, LLC	LLC units	N/A	N/A	N/A	—	137	—	198
Flexan, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	91
Joerns Healthcare, LLC*	Common Stock	N/A	N/A	N/A	432	4,329	0.1	2,501
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	573	—	324
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	668	789	0.1	1,296
						6,933	0.2	4,811

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers and Services
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	$1,099	—%	$372
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	1,158	1,334	0.1	1,358
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	—	589
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	0	6	—	—
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	429	469	—	715
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	1,886
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	—	393
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	272	—	300
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	77
Encorevet Group LLC	Preferred stock	N/A	N/A	N/A	—	15	—	13
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	661	—	31
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	—
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	155	172	—	168
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	169
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	29	—	32
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	6	—	—	17
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	300
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	159
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	0.1	631
Pinnacle Treatment Centers, Inc.	LLC units	N/A	N/A	N/A	5	74	—	390
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	59
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	233
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	0.1	1,117
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation	Common Stock	N/A	N/A	N/A	—	40	—	118
Summit Behavioral Healthcare, LLC(17)	LLC interest	N/A	N/A	N/A	2	98	—	156
Summit Behavioral Healthcare, LLC(17)	LLC interest	N/A	N/A	N/A	2	—	—	—
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	1	414	—	515
						12,367	0.4	9,798
Hotels, Restaurants & Leisure
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	97
SSRG Holdings, LLC	LLC units	N/A	N/A	N/A	6	61	—	35
Tropical Smoothie Cafe Holdings, LLC(17)	LP units	N/A	N/A	N/A	5	550	—	550
						1,323	—	682
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	LLC units	N/A	N/A	N/A	—	$155	—%	$206

Insurance
Captive Resources Midco, LLC(17)	LLC units	N/A	N/A	N/A	425	—	—	432
Majesco	LP units	N/A	N/A	N/A	—	264	—	264
Majesco	LP units	N/A	N/A	N/A	59	—	—	—
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	92	103	—	88
						367	—	784
IT Services
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	174	—	179
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	587	462	0.1	1,652
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	202	159	—	410
Centrify Corporation	LP interest	N/A	N/A	N/A	1	691	—	372
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Episerver, Inc.	LLC units	N/A	N/A	N/A	76	807	—	488
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	0.1	804
PCS Intermediate II Holdings, LLC	LLC units	N/A	N/A	N/A	37	367	—	388
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	13	13	—	13
						3,396	0.2	4,306
Leisure Products
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	1,236
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	76
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	52
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	43
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	37
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	16
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						556	0.1	1,462

Life Sciences Tools & Services
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	6	700	—	914

Oil, Gas and Consumable Fuels
W3 Co.	LLC units	N/A	N/A	N/A	3	1,632	0.1	1,946
W3 Co.	Preferred stock	N/A	N/A	N/A	—	224	—	242
						1,856	0.1	2,188

Pharmaceuticals
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	1,223	0.1	1,863

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	$335	—%	$217
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	290
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	13	1,440	0.1	1,333
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	547	—	459
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	45
Vitalyst, LLC	Common Stock	N/A	N/A	N/A	1	7	—	—
						2,544	0.1	2,344
Real Estate Management & Development
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	766	—	989

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	364

Software
Accela, Inc.	LLC units	N/A	N/A	N/A	670	418	—	73
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	531
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	205	—	344
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	378
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	131	247	—	307
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	3	412	—	561
Convercent, Inc.	Warrant	N/A	N/A	N/A	325	63	—	140
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	356	434	—	309
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	122	225	—	211
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	74	142	—	128
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	67	123	—	139
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	12	33	—	50
Diligent Corporation(17)	Preferred stock	N/A	N/A	N/A	414	912	0.1	1,811
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	2	291	—	604
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	179
mParticle, Inc.	Warrant	N/A	N/A	N/A	26	10		92
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	27
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	4	9	—	24
Personify, Inc.	LLC units	N/A	N/A	N/A	639	828	0.1	960
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	2,907
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,165
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	—	1,009
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	154
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	—
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	328	328	—	328
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,030
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	180
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	6	6	—	6
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	$1,017	0.1%	$1,528
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	—	306
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	0.1	643
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	29
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	26
						13,263	0.7	16,179

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	LP interest	N/A	N/A	N/A	653	$653	—%	$561
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,245
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	27	462	—	775
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	1,233
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	122	—	123
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A	N/A	1	947	0.1	1,919
Paper Source, Inc.	Common Stock	N/A	N/A	N/A	8	1,387	—	—
Pet Holdings ULC(8)(12)	LP interest	N/A	N/A	N/A	677	483	—	221
Pet Supplies Plus, LLC(17)	LLC units	N/A	N/A	N/A	144	181	—	424
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	241	231	—	332
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	4	496	—	465
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	1	101	—	88
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	1	717	—	930
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	148	188	0.1	1,097
						7,666	0.4	9,413
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.	LLC units	N/A	N/A	N/A	97	604	—	721

Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC(17)	LLC interest	N/A	N/A	N/A	20	239	—	118
Georgica Pine Clothiers, LLC(17)	LLC units	N/A	N/A	N/A	—	—	—	—
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	109
						565	—	227

Total non-controlled/non-affiliate company equity investments						$78,374	3.4%	$84,872

Total non-controlled/non-affiliate company investments					$4,237,154	$4,328,227	174.2%	$4,177,474

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(18)
Debt investments
Beverages
Uinta Brewing Company(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	$962	$925	—%	$210
Uinta Brewing Company(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	508	503	—	376
						1,470	1,428	—	586
Consumer Finance
Paradigm DKD Group, LLC(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,228	2,103	0.1	2,449
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	N/A(6)	05/2022	—	(142)	—	3
						3,228	1,961	0.1	2,452
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,708	4,074	0.2	3,483
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	9.50%	04/2023	651	651	—	651
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	312	272	—	231
						5,671	4,997	0.2	4,365
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	4,044	4,044	0.1	2,426
Benetech, Inc.	One stop	L + 6.00%	(a)(f)	7.36%	08/2023	730	730	—	246
						4,774	4,774	0.1	2,672
Healthcare Providers and Services
Dental Holdings Corporation*#(7)	One stop	L + 6.00%	(c)	7.00%	03/2023	10,661	10,614	0.3	8,847
Dental Holdings Corporation	One stop	L + 6.00%	(a)(c)	7.00%	03/2023	112	112	—	112
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	2.00% cash/4.25% PIK	06/2023	11,338	11,376	0.5	10,997
Elite Dental Partners LLC	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
						22,111	22,102	0.8	19,956
Software
Switchfly LLC	One stop	L + 5.00%	(c)	6.00%	10/1/2023	5,807	5,641	0.2	4,762
Switchfly LLC	One stop	L + 5.00%	(c)	6.00%	10/1/2023	485	471	—	398
Switchfly LLC	One stop	L + 5.00%	(b)(c)	6.00%	10/1/2023	36	36	—	30
Switchfly LLC(5)	One stop	L + 8.50%	(c)	9.50%	10/1/2023	2	2	—	(21)
						6,330	6,150	0.2	5,169

Total non-controlled/affiliate debt investments						$43,584	$41,412	1.4%	$35,200

Equity Investments(15)(16)
Beverages
Uinta Brewing Company	Common Stock	N/A		N/A	N/A	153	$17	—%	$—

Consumer Finance
Paradigm DKD Group, LLC+	LLC units	N/A		N/A	N/A	354	115	—	8
Paradigm DKD Group, LLC+	LLC units	N/A		N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC+	LLC units	N/A		N/A	N/A	2,004	—	—	—
							115	—	8
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	$152	—%	$—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	40	—	—
						206	—	—
Energy, Equipment & Services
Benetech, Inc.	LLC interest	N/A	N/A	N/A	59	—	—	—
Benetech, Inc.	LLC interest	N/A	N/A	N/A	59	—	—	—
						—	—	—
Healthcare Providers and Services
Dental Holdings Corporation*#	Common Stock	N/A	N/A	N/A	—	390	—	361
Elite Dental Partners LLC	Preferred stock	N/A	N/A	N/A	—	2,902	0.1	2,902
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	1,250	0.1	1,250
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	219
						4,542	0.2	4,732

Software
Switchfly LLC	LLC units	N/A	N/A	N/A	3,418	2,320	0.1	2,060

Total non-controlled/affiliate equity investments						$7,200	0.3%	$6,800

Total non-controlled/affiliate investments					$43,584	$48,612	1.7%	$42,000

Controlled affiliate company investments(19)
Debt Investments
IT Services
MMan Acquisition Co.*(7)	One stop	N/A	10.00% PIK	08/2023	$22,527	$19,774	0.7 ~~%~~	$16,853
MMan Acquisition Co.(7)	One stop	L + 8.00%	8.00% PIK	08/2023	1,358	1,358	0.1	1,358
					23,885	21,132	0.8	18,211

Total controlled affiliate debt investments					$23,885	$21,132	0.8%	$18,211

Equity Investments(15)(16)
IT Services
MMan Acquisition Co.*+	Common stocks	N/A	N/A	N/A	—	$929	— ~~%~~	$525

Total controlled affiliate investments					$23,885	$22,061	0.8%	$18,736

Total investments					$4,304,623	$4,398,900	176.7%	$4,238,210

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.03%(20)			37,205	1.6%	37,205
Total money market funds						$37,205	1.6%	$37,205
Total Investments and Money Market Funds						$4,436,105	178.3%	$4,275,415

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2020 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2020, as the loan may have priced or repriced based on an index rate prior to September 30, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.15% as of September 30, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.19% as of September 30, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.23% as of September 30, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.26% as of September 30, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.36% as of September 30, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of September 30, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.50% as of September 30, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.06% as of September 30, 2020.
(i) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.09% as of September 30, 2020.
(j) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.14%, as of September 30, 2020.
(k) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.51%, as of September 30, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2020.
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
(6)The entire commitment was unfunded as of September 30, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2020, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2020, total non-qualifying assets at fair value represented 4.7% of the Company's total assets calculated in accordance with the 1940 Act.
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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)
(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person"” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Gross Additions(l)	Gross Reductions(m)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2020	Interest, dividend and fee income
Benetech, Inc.	$3,747	$1,049	$(1,066)	$(1,058)	$—	$2,672	$639
Dental Holdings Corporation (n)	—	17,771	(4,257)	(946)	(3,248)	9,320	292
Elite Dental Partners LLC (p)	—	51,406	(30,254)	770	(6,554)	15,368	1,307
Paradigm DKD Group, LLC(o)	—	3,371	(1,323)	412	—	2,460	(40)
Sloan Company, Inc., The (n)	—	18,483	(11,395)	2,067	(4,790)	4,365	(11)
Switchfly LLC	7,783	639	(95)	(1,098)	—	7,229	387
Uinta Brewing Company	1,045	2,072	(1,762)	(769)	—	586	2
Total Non-Controlled Affiliates	$12,575	$94,791	$(50,152)	$(622)	$(14,592)	$42,000	$2,576

(l)
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

(m)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(n)	During the three months ended March 31, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(o)	During the three months ended June 30, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(p)	During the three months ended September 30, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2019	Gross Additions(q)	Gross Reductions(r)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2020	Interest, dividend and fee income
MMan Acquisition Co.(s)	$—	$31,433	$(11,842)	$(855)	$—	$18,736	$(86)
Senior Loan Fund LLC(t)	74,386	—	(74,838)	496	(44)	—	—
GCIC Senior Loan Fund LLC(u)	49,258	—	(48,613)	3,347	(3,992)	—	1,905
Total Controlled Affiliates	$123,644	$31,433	$(135,293)	$2,988	$(4,036)	$18,736	$1,819

(q)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(r)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reductions in cost basis due to the Purchase Agreement (defined in Note 1), the amortization of premiums and the exchange of one or more existing securities for one or more new.
(s)	During the three months ended December 31, 2019, the Company's ownership increased to over twenty-five percent of the portfolio company's voting securities.
(t)	Prior to the closing of the transactions contemplated by the Purchase Agreement (defined in Note 1) on January 1, 2020, together with RGA Reinsurance Company (“RGA”), the Company co-invested through Senior Loan Fund (“SLF”). SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.
(u)	Prior to the closing of the transactions contemplated by the Purchase Agreement (defined in Note 1) on January 1, 2020, together with Aurora National Life Assurance Company (“Aurora”), the Company co-invested through GCIC Senior Loan Fund (“GCIC SLF”), following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.
(20)The rate shown is the annualized seven-day yield as of September 30, 2020.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#+!~	Senior loan	L + 4.75%	(a)(c)(d)	6.94%	12/2023	$6,617	$6,583	0.3%	$6,617
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(40)	—	—
NTS Technical Systems^*#+!~	One stop	L + 6.25%	(a)(c)	8.35%	06/2021	25,650	25,611	1.2	25,650
NTS Technical Systems#+!~	One stop	L + 6.25%	(a)(c)	8.35%	06/2021	4,210	4,201	0.2	4,210
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	6.96%	09/2021	160	157	—	148
Tronair Parent, Inc.^+	Senior loan	L + 4.75%	(c)	6.93%	09/2023	726	717	—	682
Whitcraft LLC	One stop	L + 5.50%	(c)	7.60%	04/2023	8,300	8,292	0.4	8,300
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(1)	—	—
Whitcraft LLC^*+	One stop	L + 5.50%	(c)	7.60%	04/2023	42,099	43,102	1.9	42,099
						87,762	88,622	4.0	87,706
Auto Components
Dent Wizard International Corporation#+!~	Senior loan	L + 4.00%	(a)	6.05%	04/2022	12,338	12,498	0.6	12,338
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(a)	7.29%	06/2022	5,185	5,307	0.2	5,081
Polk Acquisition Corp.	Senior loan	L + 5.25%	(a)	7.29%	06/2022	30	31	—	30
Power Stop, LLC#+!~	Senior loan	L + 4.75%	(c)	6.85%	10/2025	2,871	2,935	0.1	2,871
						20,424	20,771	0.9	20,320
Automobiles
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	7.04%	11/2022	7,834	7,934	0.4	7,834
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	2,394	2,494	0.1	2,394
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	1,215	1,267	0.1	1,215
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	126	130	—	126
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	110	111	—	110
Grease Monkey International, LLC#+!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	1,100	1,144	0.1	1,100
JHCC Holdings LLC	One stop	L + 5.50%	(c)	7.60%	09/2025	15,788	15,475	0.7	15,630
JHCC Holdings LLC	One stop	L + 5.50%	(a)	7.54%	09/2025	10	9	—	9
JHCC Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(3)	—	(3)
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	13,218	13,345	0.6	13,218
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	2,084	2,169	0.1	2,084
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(c)	8.55%	04/2023	1,822	1,897	0.1	1,822
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	1,392	1,450	0.1	1,392
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.55%	04/2023	80	82	—	80
						47,173	47,504	2.3	47,011

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(c)	7.87%	04/2021	$9,983	$10,051	0.5%	$9,882
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(1)	—	(2)
Fintech Midco, LLC*	One stop	L + 5.25%	(a)	7.30%	08/2024	24,661	25,093	1.1	24,661
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.30%	08/2024	1,142	1,190	0.1	1,142
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
						35,786	36,331	1.7	35,683
Biotechnology
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	11,188	11,231	0.5%	11,188
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	66	66	—	66
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(4)	—	—
						11,254	11,293	0.5	11,254
Building Products
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.12%	08/2020	26,730	26,930	1.2	26,730
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	7.13%	08/2020	668	671	—	668
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(3)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	1,015	1,058	0.1	1,015
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	443	462	—	443
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	923	940	—	923
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(c)	6.54%	03/2024	283	287	—	283
						30,062	30,345	1.3	30,062
Chemicals
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.60%	07/2024	12,832	12,982	0.6	12,832
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.60%	07/2024	855	890	—	855
Inhance Technologies Holdings LLC	One stop	P + 4.25%	(f)	9.25%	07/2024	100	100	—	100
						13,787	13,972	0.6	13,787
Commercial Services & Supplies
Bazaarvoice, Inc.*#+!~	One stop	L + 5.75%	(a)	7.79%	02/2024	48,613	49,581	2.2	48,613
Bazaarvoice, Inc.(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
EGD Security Systems, LLC^*	One stop	L + 5.75%	(c)	8.06%	06/2023	30,092	30,588	1.4	30,092
EGD Security Systems, LLC	One stop	L + 5.75%	(b)(c)	8.06%	06/2023	644	669	—	644
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
Hydraulic Authority III Limited#!~(8)(9)(10)	One stop	L + 6.00%	(i)(j)	7.00%	11/2025	12,439	12,686	0.5	12,102
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	179	184	—	175
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(i)	8.10%	11/2025	24	24	—	24
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	2,300	2,352	0.1	2,300
WRE Holding Corp.#!~	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	949	990	—	949
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	314	327	—	314
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)(f)	7.23%	01/2023	28	29	—	28
						95,582	97,423	4.2	95,241

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.32%	44743	$27,295	$27,634	1.2%	$27,295
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.32%	44743	2,366	2,457	0.1	2,366
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,732	1,805	0.1	1,732
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.32%	44743	1,561	1,627	0.1	1,561
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,283	1,333	0.1	1,283
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,104	1,147	0.1	1,104
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.32%	07/2022	503	523	—	503
						35,844	36,526	1.7	35,844
Consumer Finance
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	N/A(6)	05/2022	—	(64)	—	(64)
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	8.35%	05/2022	1,654	1,207	0.1%	1,183
						1,654	1,143	0.1	1,119

Containers & Packaging
Plano Molding Company, LLC^+	One stop	L + 7.00%	(a)	9.04%	05/2021	14,748	14,698	0.6	14,158

Distributors
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	7.26%	08/2022	3,309	3,320	0.1	3,211

Diversified Consumer Services
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.04%	04/2023	10,171	9,808	0.4	9,154
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.65%	03/2025	2,567	2,631	0.1	2,567
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.61%	03/2025	33	32	—	33
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.04%	03/2025	26	26	—	26
Litera Bidco LLC	One stop	L + 5.75%	(c)(d)	7.96%	05/2026	705	735	—	705
Litera Bidco LLC	One stop	L + 5.75%	(c)(d)	7.96%	05/2026	705	734	—	705
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Litera Bidco LLC#+!~	One stop	L + 5.75%	(c)(d)	7.95%	46143	3,379	3,411	0.2	3,379
PADI Holdco, Inc.#+!~(8)(9)	One stop	E + 5.75%	(g)	5.75%	45017	20870	21387	0.9	19859
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	7.86%	04/2023	21,989	22,385	1.0	21,989
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	7.96%	04/2022	182	185	—	182
Spear Education, LLC^	One stop	L + 5.75%	(c)	8.07%	12/2019	7,964	8,098	0.4	7,964
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.07%	12/2019	249	256	—	249
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	12/2019	—	—	—	—
						68,840	69,688	3.0	66,812
Diversified Financial Services
Institutional Shareholder Services#!~	Senior loan	L + 4.50%	(c)	6.60%	03/2026	18,965	19,421	0.8	18,775
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.60%	03/2024	116	111	—	108
Sovos Compliance	Second lien	N/A(6)		12.00% PIK	04/2025	8,843	9,133	0.4	8,843
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	1,903	1,972	0.1	1,903
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	1,195	1,242	0.1	1,195
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	768	797	—	768
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
Sovos Compliance*+	One stop	L + 4.75%	(a)	6.79%	04/2024	19,614	20,308	0.9	19,614
						51,404	52,982	2.3	51,206

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	8.35%	10/2021	$11,627	$11,832	0.5%	$11,627
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						11,627	11,832	0.5	11,627
Electric Utilities
Arcos, LLC#!~	One stop	L + 5.75%	(c)	7.85%	02/2021	15,833	16,126	0.7	15,833
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						15,833	16,126	0.7	15,833
Electronic Equipment, Instruments & Components
1A Smart Start LLC#+!~	Senior loan	L + 4.50%	(a)	6.54%	02/2022	1,389	1,412	0.1	1,389
CST Buyer Company^	One stop	L + 5.00%	(a)	7.04%	03/2023	5,347	5,441	0.2	5,347
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.55%	04/2020	610	581	—	530
Inventus Power, Inc.^*+	One stop	L + 6.50%	(a)	8.54%	04/2020	15,885	15,399	0.6	14,295
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%	(b)	6.09%	07/2023	8	8	—	8
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#+!~	Senior loan	L + 4.00%	(a)(f)	6.04%	07/2025	13,702	13,973	0.6	13,702
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	659	578	—	406
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	297	298	—	303
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	104	85	—	64
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	9,839	8,623	0.3	6,070
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.10%	10/2021	9,435	9,370	0.4	9,435
						57,275	55,768	2.2	51,549

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(c)	7.95%	09/2023	$18,801	$19,065	0.9%	$18,801
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.95%	09/2023	2,270	2,367	0.1	2,270
Cafe Rio Holding, Inc.*	One stop	L + 5.75%	(c)	7.95%	09/2023	1,442	1,503	0.1	1,442
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.95%	09/2023	1,273	1,327	0.1	1,273
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2023	335	332	—	335
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2023	183	183	—	183
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	9.75%	09/2023	60	61	—	60
Captain D's, LLC^	Senior loan	L + 4.50%	(a)(c)	6.54%	12/2023	6,021	6,078	0.3	6,021
Captain D's, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.48%	12/2023	40	40	—	40
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	7.79%	04/2021	8,723	8,880	0.4	8,723
Feeders Supply Company, LLC	Subordinated debt	N/A(6)		12.50% cash/7.00% PIK	04/2021	138	140	—	138
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
FWR Holding Corporation^	One stop	L + 5.50%	(a)	7.55%	08/2023	9,203	9,334	0.4	9,203
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	1,839	1,916	0.1	1,839
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	1,163	1,211	0.1	1,163
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	368	381	—	368
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	275	285	—	275
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	34	33	—	34
FWR Holding Corporation	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	767	799	—	767
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	604	628	—	604
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(1)	—	—
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,309	2,346	0.1	2,309
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,024	2,010	0.1	2,024
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
NBC Intermediate, LLC#+!~	Senior loan	L + 4.25%	(a)(c)	6.40%	09/2023	2,365	2,402	0.1	2,365
Rubio's Restaurants, Inc.^*	Senior loan	L + 7.00%	(c)	9.10%	10/2019	11,349	11,330	0.5	11,349
Rubio's Restaurants, Inc.	Senior loan	L + 7.00%	(a)(f)	9.62%	10/2019	90	91	—	90
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	9.60%	01/2023	1,084	1,080	0.1	1,084
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.60%	01/2023	602	620	—	602
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.60%	01/2023	10	10	—	10
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.79%	09/2021	17,023	17,316	0.8	17,023
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.79%	09/2021	60	61	—	60
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.06%	12/2023	14,180	14,451	0.6	14,180
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	7.85%	12/2023	40	39	—	40
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
						104,675	106,318	4.8	104,675

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
C. J. Foods, Inc.^*	One stop	L + 6.25%	(c)	8.35%	05/2020	$29,179	$30,052	1.3%	$29,179
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.35%	05/2020	2,207	2,275	0.1	2,207
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	8.30%	05/2020	592	636	—	592
Flavor Producers, LLC#!~	Senior loan	L + 4.75%	(c)	6.85%	12/2023	5,031	4,903	0.2	4,630
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(6)	—	(10)
Global ID Corporation*	One stop	L + 6.50%	(c)	8.60%	11/2021	821	854	—	821
Global ID Corporation	One stop	L + 6.50%	(c)	8.60%	11/2021	719	749	—	719
Global ID Corporation	One stop	L + 6.50%	(c)	8.60%	11/2021	494	513	—	494
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation*#+!~	One stop	L + 6.50%	(c)	8.60%	44501	11,798	12,028	0.5	11,798
Mid-America Pet Food, L.L.C.^*	One stop	L + 6.00%	(c)	8.10%	12/2021	22,514	22,992	1.0	22,514
Mid-America Pet Food, L.L.C.	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%	(c)	7.62%	05/2021	16,176	16,457	0.7	16,176
Purfoods, LLC	One stop	L + 5.50%	(c)	7.60%	05/2021	543	564	—	543
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	391	407	—	391
Purfoods, LLC#!~	One stop	L + 5.50%	(c)	7.60%	05/2021	296	307	—	296
Purfoods, LLC#!~	One stop	L + 5.50%	(c)	7.60%	05/2021	296	307	—	296
Purfoods, LLC*	One stop	L + 5.50%	(c)	7.60%	05/2021	295	307	—	295
Purfoods, LLC	One stop	L + 5.50%	(c)	7.59%	05/2021	253	257	—	253
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	241	246	—	241
Purfoods, LLC	One stop	L + 5.50%	(c)	7.60%	05/2021	149	155	—	149
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	48	48	—	48
Purfoods, LLC	One stop	L + 5.50%	(a)(c)	7.57%	05/2021	40	41	—	40
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	20	20	—	20
Teasdale Quality Foods, Inc.	Senior loan	L + 5.75%	(c)	7.85%	10/2020	102	96	—	92
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.75%	(c)	7.85%	10/2020	354	348	—	319
						92,691	94,688	3.8	92,235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+!~	One stop	L + 5.25%	(a)(c)	7.30%	06/2025	$4,303	$4,389	0.2%	$4,303
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Blades Buyer, Inc.#+!~	Senior loan	L + 4.50%	(b)(c)	6.75%	08/2025	2,848	2,879	0.1	2,827
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(8)	—	(8)
Blue River Pet Care, LLC+	One stop	L + 5.00%	(c)(d)	7.04%	07/2026	25,636	25,716	1.1	25,379
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(129)	—	(129)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(4)	—	(4)
CMI Parent Inc.#+!~	Senior loan	L + 4.25%	(a)	6.29%	08/2025	6,700	6,852	0.3	6,634
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(4)
Flexan, LLC*	One stop	L + 5.75%	(c)	7.85%	02/2020	3,306	3,345	0.1	3,306
Flexan, LLC^	One stop	L + 5.75%	(c)	7.85%	02/2020	1,556	1,575	0.1	1,556
Flexan, LLC	One stop	P + 4.50%	(f)	9.50%	02/2020	30	31	—	30
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	7.79%	09/2023	5,980	5,980	0.3	5,980
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.+	Senior loan	L + 5.00%	(c)	7.10%	06/2021	3,594	3,672	0.2	3,598
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.16%	08/2024	535	506	—	535
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.16%	08/2024	514	506	—	514
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.60%	06/2021	12,863	13,026	0.6	12,863
Katena Holdings, Inc.^		L + 5.50%	(c)	7.60%	06/2021	1,256	1,273	0.1	1,256
Katena Holdings, Inc.	One stop	L + 5.50%	(c)	7.60%	06/2021	860	869	—	860
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	9.50%	06/2021	80	82	—	80
Lombart Brothers, Inc.^*#+!~(8)	One stop	L + 6.25%	(c)	8.35%	04/2023	29,259	29,693	1.3	29,259
Lombart Brothers, Inc.^(8)(9)	One stop	L + 6.25%	(c)	8.35%	04/2023	3,150	3,196	0.1	3,150
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.00%	04/2023	98	99	—	98
Lombart Brothers, Inc.(8)(9)	One stop	P + 5.00%	(f)	10.00%	04/2023	14	15	—	14
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	5,842	5,920	0.3	5,842
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	1,031	1,075	0.1	1,031
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	100	102	—	100
Orthotics Holdings, Inc.*	One stop	L + 6.00%	(a)	8.04%	05/2020	11,738	11,799	0.5	11,504
Orthotics Holdings, Inc.*(8)(9)	One stop	L + 6.00%	(a)	8.04%	05/2020	1,924	1,934	0.1	1,886
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2020	—	(1)	—	—
SLMP, LLC^	One stop	L + 6.00%	(a)	8.04%	05/2023	12,073	12,176	0.5	12,073
SLMP, LLC^	One stop	L + 6.00%	(a)	8.04%	05/2023	5,813	6,060	0.3	5,813
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	223	229	—	223
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
						141,326	142,852	6.3%	140,569
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.	One stop	L + 6.50%	(c)	8.60%	12/2021	$24,420	$24,768	1.1%	$24,420
Active Day, Inc.^	One stop	L + 6.50%	(c)	8.60%	12/2021	1,884	1,915	0.1	1,884
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.60%	12/2021	1,215	1,235	0.1	1,215
Active Day, Inc.	Senior loan	L + 6.50%	(c)	8.60%	12/2021	967	1,006	—	967
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.60%	12/2021	839	852	—	839
Active Day, Inc.	One stop	L + 6.50%	(c)(f)	8.60%	12/2021	70	70	—	70
Active Day, Inc.(5)	One stop	L + 6.50%		N/A(6)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.37%	03/2023	5,990	6,108	0.3	5,990
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(b)(c)	8.43%	03/2023	5,643	5,799	0.3	5,643
Acuity Eyecare Holdings, LLC^	One stop	L + 6.25%	(c)	8.35%	03/2023	3,293	3,434	0.1	3,293
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.39%	03/2023	1,593	1,656	0.1	1,593
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.42%	03/2023	796	830	—	796
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2023	—	—	—	—
ADCS Clinics Intermediate Holdings, LLC+	One stop	L + 5.75%	(a)	7.79%	05/2022	42,312	42,976	1.9	42,312
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.79%	05/2022	212	216	—	212
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.85%	05/2022	164	167	—	164
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.79%	05/2022	62	64	—	62
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	7.79%	05/2022	30	30	—	30
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	5,261	3,281	0.1	3,157
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	360	225	—	216
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	10.60%	12/2019	1,823	3	—	3
Advanced Pain Management Holdings, Inc.(5)(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	164	(7)	—	(7)
Agilitas USA, Inc.*	One stop	L + 5.00%	(c)	7.32%	04/2022	10,206	10,252	0.5	10,206
Agilitas USA, Inc.	One stop	L + 5.00%	(c)	7.32%	04/2022	20	20	—	20
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	7.37%	44166	4,762	4,788	0.2	4,762
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(a)	7.54%	10/2021	2,205	2,290	0.1	2,205
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	1,101	1,143	0.1	1,101
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	873	906	—	873
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	741	770	—	741
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	657	683	—	657
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	585	608	—	585
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	315	310	—	315
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	10/2021	196	200	—	196
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	50	49	—	50
CRH Healthcare Purchaser, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.60%	12/2024	14,011	14,203	0.6	14,011
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	—
DCA Investment Holding, LLC^*+	One stop	L + 5.25%	(c)	7.35%	07/2021	31,737	32,216	1.4	31,737
DCA Investment Holding, LLC^*#+!~	One stop	L + 5.25%	(c)	7.35%	07/2021	27,496	28,087	1.2	27,496
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	8,405	8,655	0.4	8,405
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	$4,074	$4,244	0.2%	$4,074
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	3,706	3,860	0.2	3,706
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	2,537	2,643	0.1	2,537
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	678	706	—	678
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.25%	07/2021	309	303	—	309
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	300	306	—	300
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	94	95	—	94
Deca Dental Management LLC#+!~	One stop	L + 6.00%	(c)	8.10%	12/2021	999	1,026	0.1	999
Deca Dental Management LLC^*	One stop	L + 6.00%	(c)	8.10%	12/2021	11,386	11,690	0.5	11,386
Deca Dental Management LLC#!~	One stop	L + 6.00%	(a)(c)	8.11%	12/2021	1,385	1,423	0.1	1,385
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.21%	12/2021	741	771	—	741
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.12%	12/2021	32	31	—	32
Deca Dental Management LLC	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.12%	02/2020	10,226	10,340	0.5	10,226
Dental Holdings Corporation*	One stop	L + 6.00%	(c)	8.12%	02/2020	1,632	1,651	0.1	1,632
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.12%	02/2020	828	837	—	828
Elite Dental Partners LLC#+!~	One stop	L + 5.25%	(a)	7.29%	06/2023	1,676	1,665	0.1	1,592
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.29%	06/2023	14,145	13,994	0.6	13,437
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	1,874	1,862	0.1	1,781
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	1,757	1,746	0.1	1,669
Elite Dental Partners LLC#!~	One stop	L + 5.25%	(a)	7.29%	06/2023	1,607	1,596	0.1	1,527
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	200	198	—	190
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(6)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.60%	05/2024	19,330	19,265	0.8	18,749
ERG Buyer, LLC	One stop	P + 4.50%	(f)	9.50%	05/2024	20	14	—	12
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(9)	—	—
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	8.35%	05/2023	18,129	18,252	0.8	17,766
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.35%	05/2023	2,377	2,432	0.1	2,330
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.35%	05/2023	641	654	—	629
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	7,951	8,126	0.4	7,792
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	45047	6,964	7,125	0.3	6,825
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.55%	05/2023	2,027	2,064	0.1	1,986
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	1,526	1,561	0.1	1,495
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	1,128	1,155	0.1	1,106
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	994	1,017	—	974
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.51%	05/2023	200	198	—	192
Krueger-Gilbert Health Physics, LLC#!~	One stop	L + 4.75%	(c)	6.85%	05/2025	2,383	2,368	0.1	2,383
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(b)(c)	7.02%	05/2025	1,125	1,171	0.1	1,125
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(2)	—	—
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	7.10%	08/2024	14,690	14,885	0.7	14,690
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	45505	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Midwest Veterinary Partners, LLC+	One stop	L + 4.75%	(a)	6.79%	45839	$4,317	$4,238	0.2%	$4,274
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)(b)(c)	6.81%	07/2025	136	135	—	134
Midwest Veterinary Partners, LLC(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(51)	—	(52)
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.35%	06/2023	7,088	7,074	0.3	6,946
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.35%	06/2023	4,564	4,670	0.2	4,472
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(3)	—	(4)
Oliver Street Dermatology Holdings, LLC^+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,577	1,344	0.1	1,183
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,393	1,188	0.1	1,045
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,213	1,034	—	910
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	19,200	17,574	0.6	14,400
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	2,241	1,916	0.1	1,680
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	2,099	1,912	0.1	1,575
Oliver Street Dermatology Holdings, LLC^+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	944	805	—	708
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	819	698	—	614
Oliver Street Dermatology Holdings, LLC#+!~	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	505	430	—	379
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)(f)	8.35% cash/1.00% PIK	5/1/2022	289	263	—	215
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	5/1/2022	98	89	—	74
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	88	81	—	66
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	70	63	—	52
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	64	59	—	48
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	19,329	19,650	0.9	19,329
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	347	360	—	347
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	188	193	—	188
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.01%	08/2021	108	111	—	108
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)(f)	8.53%	08/2021	102	103	—	102
Pinnacle Treatment Centers, Inc.#+!~	One stop	L + 5.75%	(c)	8.01%	08/2021	716	730	—	716
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	302	285	—	256
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	178	168	—	152
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	86	76	—	74
PPT Management Holdings, LLC(5)	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	16	(17)	—	(46)
PPT Management Holdings, LLC+	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	24,533	22,536	0.9	20,846
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)(f)	8.62%	08/2020	337	347	—	337
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.62%	08/2020	113	117	—	113
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	8.62%	8/1/2020	1,459	1,467	0.1	1,459
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	7.85%	10/2022	9,720	9,901	0.4	9,720
Riverchase MSO, LLC	Senior loan	P + 4.75%	(f)	9.75%	10/2022	26	26	—	26
RXH Buyer Corporation^*	One stop	L + 5.75%	(c)	7.85%	09/2021	27,814	28,193	1.3	27,814
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.85%	09/2021	3,147	3,192	0.1	3,147
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	8.78%	09/2021	158	159	—	158
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	6.87%	10/2023	11,065	10,961	0.5	10,512
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	180	178	—	171
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	144	141	—	136
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.25%	(a)	6.29%	04/2025	42,076	43,803	1.9	42,076
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.29%	04/2025	$1,459	$1,522	0.1%	$1,459
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(3)	—	—
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(7)	—	—
WHCG Management, LLC*	Senior loan	L + 6.00%	(c)	8.10%	03/2023	6,256	6,405	0.3	6,256
WHCG Management, LLC	Senior loan	L + 6.00%	(c)	8.11%	03/2023	200	204	—	200
WHCG Management, LLC(5)	Senior loan	L + 6.00%		N/A(6)	03/2023	—	(4)	—	—
WIRB-Copernicus Group, Inc.^*#!~	Senior loan	L + 4.25%	(c)	6.35%	08/2022	24,583	25,145	1.1	24,583
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	8/1/2022	—	(1)	—	—
						561,476	560,517	24.3	542,354

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type		Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Aris Teleradiology Company, LLC+(7)	Senior loan		L + 5.50%	(c)	7.60%	03/2021	$5,403	$3,244	0.1%	$1,149
Aris Teleradiology Company, LLC(7)	Senior loan		L + 5.50%	(b)(c)(d)	7.66%	3/1/2021	1084	684	—	220
Caliper Software, Inc.#!~	One stop		L + 6.00%	(c)(f)	8.10%	11/1/2025	26137	26698	1.2	26137
Caliper Software, Inc.	One stop		L + 6.00%	(c)	8.10%	11/2023	284	287	—	284
Connexin Software, Inc.#!~	One stop		L + 8.50%	(a)	10.54%	02/2024	7,550	7,637	0.3	7,475
Connexin Software, Inc.	One stop		L + 8.50%		N/A(6)	2/1/2024	—	—	—	—
eSolutions, Inc.^*+	One stop		L + 6.50%	(a)	8.54%	3/1/2022	70,456	71,662	3.2	70,456
eSolutions, Inc.	One stop		L + 6.50%	(d)	8.56%	3/1/2022	100	100	—	100
HealthcareSource HR, Inc.*	One stop		L + 5.25%	(c)	7.35%	5/1/2023	34,095	34,208	1.5	34,095
HealthcareSource HR, Inc.(5)	One stop		L + 5.25%		N/A(6)	5/1/2023	—	(2)	—	—
HSI Halo Acquisition, Inc.	One stop		L + 5.75%		N/A(6)	9/1/2025	—	—	—	—
HSI Halo Acquisition, Inc.(5)	One stop		L + 5.75%		N/A(6)	8/1/2026	—	(6)	—	(7)
HSI Halo Acquisition, Inc.#+!~	One stop		L + 5.75%	(c)	7.87%	8/1/2026	4,133	4,187	0.2	4,092
Imprivata, Inc.(5)	Senior loan		L + 4.00%		N/A(6)	10/1/2023	—	(1)	—	—
Imprivata, Inc.*#+!~	Senior loan		L + 4.00%	(c)	6.10%	10/1/2023	13,185	13,427	0.6	13,185
Kareo, Inc.	One stop		L + 9.00%	(a)	11.04%	6/1/2022	10,273	10,453	0.5	10,350
Kareo, Inc.	One stop		L + 9.00%	(a)	11.04%	6/1/2022	940	963	—	948
Kareo, Inc.	One stop		L + 9.00%	(a)	11.04%	6/1/2022	753	772	—	759
Kareo, Inc.	One stop		L + 9.00%		N/A(6)	6/1/2022	—	—	—	—
Netsmart Technologies, Inc.(5)	Senior loan		L + 4.75%		N/A(6)	4/1/2021	—	(4)	—	(2)
Nextech Holdings, LLC	One stop		L + 5.50%	(a)	7.54%	6/1/2025	100	96	—	100
Nextech Holdings, LLC(5)	One stop	(blank)	L + 5.50%		N/A(6)	6/1/2025	—	(23)	—	—
Nextech Holdings, LLC#+!~	One stop	(blank)	L + 5.50%	(a)	7.54%	6/1/2025	4,052	4,132	0.2	4,052
Qgenda Intermediate Holdings, LLC(5)	One stop	(blank)	L + 4.75%		N/A(6)	6/1/2025	—	(2)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	(blank)	L + 4.75%	(a)	6.79%	6/1/2025	15,432	15,453	0.7	15,432
Transaction Data Systems, Inc.	One stop	(blank)	L + 5.25%	(a)	7.30%	6/1/2021	130	133	—	130
Transaction Data Systems, Inc.*#+!~	One stop	(blank)	L + 5.25%	(a)	7.30%	06/2021	84,331	86,275	3.8	84,331
Verisys Corporation*	One stop	(blank)	L + 6.50%	(c)	8.60%	01/2023	8,555	8,736	0.4	8,555
Verisys Corporation(5)	One stop	(blank)	L + 6.50%		N/A(6)	01/2023	—	(1)	—	—
							286,993	289,108	12.7	281,841

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.	One stop	L + 5.75%	(a)	7.79%	08/2025	$160	$151	—%	$152
BJH Holdings III Corp.#+!~	One stop	L + 5.75%	(a)	7.79%	08/2025	46,400	48,003	2.1	45,936
CR Fitness Holdings, LLC#+!~	Senior loan	L + 4.25%	(a)	6.29%	07/2025	2,019	2,033	0.1	2,019
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(c)	6.55%	07/2025	67	61	—	67
CR Fitness Holdings, LLC	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
Davidson Hotel Company, LLC+	One stop	L + 5.25%	(a)(c)	7.29%	07/2024	8,544	8,476	0.4	8,459
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(13)	—	(27)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(11)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(2)
EOS Fitness Opco Holdings, LLC*	One stop	L + 4.75%	(c)	6.85%	01/2025	8,763	8,904	0.4	8,763
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.86%	01/2025	334	347	—	334
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	8.75%	01/2025	12	11	—	12
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	7.35%	07/2025	16,828	16,721	0.8	16,828
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.46%	07/2025	2,337	2,396	0.1	2,337
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.35%	07/2025	30	29	—	30
Planet Fit Indy 10 LLC(5)	One stop	L + 5.25%		N/A(6)	07/2025	—	(8)	—	—
Self Esteem Brands, LLC^*	Senior loan	L + 4.25%	(a)	6.29%	02/2022	30,835	31,428	1.4	30,835
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	8.25%	02/2022	490	485	—	490
Sunshine Sub, LLC#!~	One stop	L + 4.75%	(a)	6.79%	05/2024	13,057	13,184	0.6	13,057
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.79%	05/2024	5,711	5,946	0.3	5,711
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
						135,587	138,153	6.2	134,990
Household Products
WU Holdco, Inc. #!~	One stop	L + 5.50%	(c)	7.60%	03/2026	3,016	3,110	0.1	3,016
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.62%	03/2026	58	61	—	58
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						3,074	3,171	0.1	3,074
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+!~	Senior loan	L + 4.75%	(a)(f)	6.79%	04/2026	3,853	3,896	0.2	3,853
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
						3,853	3,896	0.2	3,853

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC^*#+!~	One stop	L + 6.00%	(c)	8.20%	05/2025	$54,907	$55,075	2.5%	$54,907
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(28)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(27)	—	—
Integrity Marketing Acquisition, LLC#+!~	Senior loan	L + 5.75%	(c)	7.88%	08/2025	2,489	2,490	0.1	2,452
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(5)	—	(12)
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(3)	—	(8)
J.S. Held Holdings, LLC#+!~	One stop	L + 6.00%	(c)	8.10%	07/2025	2,930	2,944	0.1	2,930
J.S. Held Holdings, LLC	One stop	P + 5.00%	(f)	10.00%	07/2025	28	21	—	28
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(38)	—	—
Orchid Underwriters Agency, LLC#+!~	Senior loan	L + 4.50%	(c)	6.70%	12/2024	4,231	4,295	0.2	4,231
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
RSC Acquisition, Inc.*	Senior loan	L + 4.25%	(b)	6.40%	11/2022	2,280	2,261	0.1	2,280
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	—
RSC Acquisition, Inc.#+!~	Senior loan	L + 4.25%	(a)(b)(c)(f)	6.40%	11/2022	36,746	38,166	1.7	36,746
						103,611	105,148	4.7	103,554
Internet & Catalog Retail
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.88%	11/2024	9,888	10,056	0.4	9,888
AutoQuotes, LLC	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
						9,888	10,056	0.4	9,888
IT Services
Appriss Holdings, Inc.#+!~	One stop	L + 5.50%	(c)	7.60%	06/2026	25,221	26,050	1.1	25,221
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Centrify Corporation*	One stop	L + 6.25%	(c)	8.36%	08/2024	23,375	23,422	1.0	22,674
Centrify Corporation	One stop	P + 5.25%	(f)	10.25%	08/2024	300	300	—	292
E2open, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(6)	—	—
E2open, LLC*#+!~	One stop	L + 5.75%	(c)	7.87%	11/2024	86,772	87,841	3.9	86,772
Episerver, Inc.#!~(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	20,821	21,208	0.9	20,139
Episerver, Inc.*	One stop	L + 5.75%	(a)	7.79%	10/2024	12,310	12,545	0.6	12,310
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC^*#!~	One stop	L + 5.25%	(a)	7.29%	06/2024	33,411	33,814	1.5	33,411
Gamma Technologies, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2024	—	(1)	—	—
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(c)	8.35%	04/2023	39,870	40,173	1.8	39,073
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.35%	04/2023	3,215	3,289	0.1	3,151
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.55%	04/2023	68	65	—	62
MMan Acquisition Co.^*+	One stop	L + 3.50%	(c)	3.26% cash/2.50% PIK	08/2023	22,428	19,646	0.8	16,798
SEI, Inc.*	Senior loan	L + 4.75%	(a)	6.79%	07/2023	9,575	9,805	0.4	9,575
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.10%	12/2023	18,464	18,832	0.8	18,464
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
						295,830	296,976	12.9	287,942
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
TouchTunes Interactive Networks, Inc.^+	Senior loan	L + 4.75%	(a)	6.79%	05/2021	$2,108	$2,136	0.1%	$2,108
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	8,525	8,597	0.4	8,525
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	849	884	—	849
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	457	475	—	457
WBZ Investment LLC	One stop	P + 4.50%	(f)	9.50%	09/2024	10	10	—	10
						11,949	12,102	0.5	11,949
Life Sciences Tools & Services
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	29,947	30,387	1.3	29,947
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.54%	09/2022	2,785	2,833	0.1	2,785
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	1,668	1,735	0.1	1,668
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.54%	09/2022	1,534	1,565	0.1	1,534
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.54%	09/2022	1,235	1,284	0.1	1,235
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	836	851	—	836
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.54%	09/2022	684	696	—	684
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	566	588	—	566
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	190	197	—	190
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	40	39	—	40
						39,485	40,175	1.7	39,485
Machinery
Blackbird Purchaser, Inc. #+!~	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	13,149	13,494	0.6	13,149
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	598	620	—	598
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.60%	04/2024	70	68	—	70
Chase Industries, Inc.#+!~	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2025	12,120	12,267	0.5	12,120
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.10%	05/2025	991	1,030	0.1	991
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2023	306	311	—	306
						27,234	27,790	1.2	27,234
Multiline Retail
Mills Fleet Farm Group LLC^*#+!~	One stop	L + 6.25%	(c)	8.29%	10/2024	43,924	44,154	1.9	41,729

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#+!~(8)(12)	One stop	L + 5.75%	(c)(d)	7.81%	05/2025	13,900	14,196	0.6	13,900
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Drilling Info Holdings, Inc.*#+!~	Senior loan	L + 4.25%	(a)	6.29%	07/2025	35,612	36,252	1.6	35,612
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(13)	—	—
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Project Power Buyer, LLC#+!~	One stop	L + 5.75%	(c)	7.86%	05/2026	11,613	11,860	0.5	11,613
						61,125	62,290	2.7	61,125
Paper & Forest Products
Messenger, LLC#+!~	One stop	L + 6.00%	(a)(f)	8.05%	08/2023	9,145	9,255	0.4	9,053
Messenger, LLC	One stop	P + 5.00%	(f)	10.00%	08/2023	36	37	—	36
Messenger, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(3)	—	(3)
						9,181	9,289	0.4	9,086

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal Products
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.35%	4/1/2024	$30,462	$30,970	1.4%	$30,462
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.41%	04/2024	5,202	5,288	0.2	5,202
IMPLUS Footwear, LLC	One stop	L + 6.25%	(c)	8.35%	04/2024	750	781	—	750
						36,414	37,039	1.6	36,414
Pharmaceuticals
Apothecary Products, LLC+	Senior loan	L + 4.50%	(c)	6.70%	7/1/2023	3,086	3,228	0.1	3,086
Apothecary Products, LLC	Senior loan	L + 4.50%		N/A(6)	7/1/2023	—	—	—	—
BIOVT, LLC^*	One stop	L + 5.75%	(a)	7.79%	1/1/2021	34,487	35,136	1.6	34,487
BIOVT, LLC#!~	One stop	L + 5.75%	(a)	7.79%	1/1/2021	2,094	2,179	0.1	2,094
BIOVT, LLC	One stop	L + 5.75%	(a)	7.79%	1/1/2021	1,966	2,045	0.1	1,966
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	1/1/2021	—	—	—	—
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	1/1/2021	—	—	—	—
						41,633	42,588	1.9	41,633
Professional Services
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.10%	12/1/2021	1,139	1,163	0.1	1,145
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)(c)(f)	6.04%	6/1/2022	20	19	—	20
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	6/1/2022	—	4	—	—
DISA Holdings Acquisition Subsidiary Corp.#+!~	Senior loan	P + 3.00%	(c)(f)	7.09%	6/1/2022	5,107	5,228	0.2	5,107
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.60%	12/1/2023	8,642	8,775	0.4	8,555
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.60%	12/1/2023	1,207	1,227	0.1	1,195
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/1/2023	—	(2)	—	(2)
Net Health Acquisition Corp.#+!~	One stop	L + 5.50%	(c)	7.60%	12/1/2023	6,914	7,069	0.3	6,845
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.12%	11/1/2023	9,474	9,597	0.4	9,474
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.10%	11/1/2023	2,007	2,091	0.1	2,007
Nexus Brands Group, Inc.#!~	One stop	L + 6.00%	(c)	8.10%	11/1/2023	1,452	1,513	0.1	1,452
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.13%	11/1/2023	160	162	—	160
Nexus Brands Group, Inc.(8)(9)	One stop	N/A(6)		N/A(6)	11/1/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	N/A(6)		N/A(6)	11/1/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/1/2023	—	(1)	—	—
Nexus Brands Group, Inc.#+!~(8)(9)	One stop	N/A(6)		7.00%	11/1/2023	7,240	7,396	0.3	7,060
PlanSource Holdings, Inc. #!~	One stop	L + 6.25%	(c)	8.81%	4/1/2025	9,330	9,516	0.4	9,330
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	4/1/2025	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	6.93%	7/1/2023	17,878	18,119	0.8	17,878
Teaching Company, The	One stop	L + 4.75%	(a)(f)	6.77%	7/1/2023	24	24	—	24
						70,594	71,898	3.2	70,250

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	$41,896	$42,320	1.9%	$41,896
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	6,561	6,841	0.3	6,561
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	4,604	4,793	0.2	4,604
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	3,231	3,369	0.1	3,231
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	1,207	1,256	0.1	1,207
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	696	708	—	696
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	292	289	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	6/1/2023	292	290	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	6/1/2023	192	191	—	192
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	6/1/2023	97	96	—	97
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	6/1/2023	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	6/1/2023	—	(2)	—	—
MRI Software LLC^*+	One stop	L + 5.75%	(a)	7.80%	06/2023	30,692	31,364	1.4	30,692
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	7,601	7,834	0.3	7,601
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	2,068	2,157	0.1	2,068
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	20,049	20,296	0.9	20,049
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.04%	01/2024	6,720	6,861	0.3	6,720
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.04%	01/2024	3,276	3,413	0.2	3,276
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,438	1,496	0.1	1,438
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,218	1,267	0.1	1,218
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,200	1,251	0.1	1,200
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	507	527	—	507
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4)	—	—
						133,837	136,610	6.1	133,837
Road & Rail
Internet Truckstop Group LLC*	One stop	L + 5.50%	(c)	7.61%	04/2025	22,816	23,521	1.0	22,816
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
						22,816	23,518	1.0	22,816

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	$11,933	$11,983	0.5%	$11,695
Accela, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	996	1,003	—	976
Accela, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	104	104	—	102
Apptio, Inc. #!~	One stop	L + 7.25%	(c)	9.56%	01/2025	57,009	57,889	2.6	57,009
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	10,935	11,132	0.5	10,935
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	40	39	—	40
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	—
Axiom Merger Sub Inc.#+!~(8)(9)	One stop	E + 5.75%	(g)	5.75%	4/1/2026	2,442	2,467	0.1	2,378
Axiom Merger Sub Inc.#!~	One stop	L + 5.50%	(b)(c)	7.85%	4/1/2026	5,906	5,969	0.3	5,906
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	4/1/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	4/1/2026	—	(3)	—	—
Bearcat Buyer, Inc.#+!~	Senior loan	L + 4.25%	(c)	6.35%	7/1/2026	2,957	2,983	0.1	2,928
Bearcat Buyer, Inc.#!~	Senior loan	L + 4.25%	(c)	6.35%	7/1/2026	312	309	—	309
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	7/1/2026	166	167	—	162
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	7/1/2024	—	—	—	—
Bullhorn, Inc.#!~	One stop	L + 6.75%	(b)	8.91%	11/1/2022	5,082	5,094	0.2	5,132
Bullhorn, Inc.#!~	One stop	L + 6.75%	(b)	8.91%	11/1/2022	1,217	1,220	0.1	1,229
Calabrio, Inc. #!~	One stop	L + 6.50%	(c)	8.60%	6/1/2025	9,880	10,058	0.4	9,880
Calabrio, Inc.	One stop	L + 6.50%	(a)(c)	8.54%	6/1/2025	84	84	—	84
Clearwater Analytics, LLC+	One stop	L + 7.00%	(c)	9.22%	7/1/2025	6,102	6,134	0.3	6,102
Clearwater Analytics, LLC^*	One stop	L + 7.00%	(c)	9.20%	9/1/2022	16,458	16,452	0.7	16,458
Clearwater Analytics, LLC(5)	One stop	L + 7.00%		N/A(6)	9/1/2022	—	(4)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)(c)	10.60% cash/0.50% PIK	5/1/2023	4,193	4,240	0.2	4,172
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.54% cash/0.50% PIK	8/1/2021	1,462	1,482	0.1	1,421
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	5/1/2023	—	—	—	—
Compusearch Software Holdings, Inc.^#+!~	Senior loan	L + 4.25%	(c)	6.35%	5/1/2021	2,979	3,020	0.1	2,979
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	7.55%	3/1/2024	15,470	15,741	0.7	15,470
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	3/1/2024	—	(1)	—	—
Conservice, LLC#+!~	One stop	L + 5.25%	(a)	7.29%	12/1/2024	3,794	3,870	0.2	3,794
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/1/2024	—	—	—	—
Daxko Acquisition Corporation^*	One stop	L + 4.75%	(a)	6.79%	9/1/2023	22,173	22,490	1.0	22,173
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	9/1/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	8.82% cash/3.00% PIK	6/1/2023	8,470	8,855	0.4	8,896
Digital Guardian, Inc.	Subordinated debt	N/A(6)		8.00% PIK	06/2023	8	6	—	8
Digital Guardian, Inc.	One stop	L + 6.50%		N/A(6)	06/2023	—	18	—	19
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Diligent Corporation*+	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	35,807	37,168	1.6	35,807
Diligent Corporation*#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	25,868	25,670	1.2	25,868
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	12,538	12,841	0.6	12,538
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Diligent Corporation^*	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	$11,308	$11,675	0.5%	$11,308
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.73%	04/2022	697	723	—	697
Diligent Corporation	One stop	L + 5.50%	(c)	7.81%	04/2022	489	508	—	489
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.64%	04/2022	285	287	—	285
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	101	100	—	101
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(c)	7.81%	04/2022	39	38	—	39
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	36	35	—	36
GS Acquisitionco, Inc.*	One stop	L + 5.75%	(a)	7.80%	05/2024	12,886	13,268	0.6	12,725
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	3,320	3,419	0.1	3,279
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	1,918	1,976	0.1	1,895
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	52	50	—	50
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	11	10	—	9
GS Acquisitionco, Inc.*#+!~	One stop	L + 5.75%	(a)	7.80%	05/2024	54,564	55,059	2.4	53,881
GS Acquisitionco, Inc.#+!~	One stop	L + 5.75%	(a)	7.80%	05/2024	3,064	3,155	0.1	3,025
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.56%	09/2024	14,355	14,597	0.7	14,355
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.56%	09/2024	4,501	4,595	0.2	4,501
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Infogix, Inc.*	One stop	L + 6.50%	(c)	8.60%	04/2024	7,252	7,419	0.3	7,107
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	28	27	—	26
Infogix, Inc.*+	One stop	L + 6.50%	(c)	8.60%	04/2024	1,119	1,140	0.1	1,096
Integral Ad Science, Inc.#!~	One stop	L + 7.25%	(a)	8.05% cash/1.25% PIK	07/2024	14,751	15,006	0.7	14,751
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(4)
Integration Appliance, Inc.^*#!~	One stop	L + 7.25%	(c)	9.43%	08/2023	68,335	69,389	3.1	68,335
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.29%	08/2023	487	482	—	487
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	5.43% cash/3.25% PIK	02/2024	6,309	6,360	0.3	6,309
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(1)	—	—
JAMF Holdings, Inc.#!~	One stop	L + 7.00%	(c)	9.18%	11/2022	13,559	13,806	0.6	13,559
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	9.05%	11/2022	36	36	—	36
Kaseya Traverse Inc*	One stop	L + 6.50%	(c)(d)	7.72% cash/1.00% PIK	45778	33,149	34,346	1.5	33,149
Kaseya Traverse Inc	One stop	L + 6.50%	(c)(d)	7.69% cash/1.00% PIK	05/2025	498	519	—	498
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	8.60%	05/2025	52	51	—	52
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.54%	10/2024	18,076	18,388	0.8	18,076
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC	One stop	L + 4.50%		N/A(6)	10/2024	—	—	—	—
MetricStream, Inc.	One stop	L + 7.00%	(a)	9.04%	05/2024	9,131	9,232	0.4	9,192
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	1	—	2
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	12	—	14
Mindbody, Inc.#!~	One stop	L + 7.00%	(a)	9.06%	02/2025	48,351	49,317	2.2	48,351
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	381	397	—	381
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	6.04%	12/2022	$1,460	$1,484	0.1%	$1,460
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	6.04%	12/2022	836	849	—	836
Namely, Inc.#!~	One stop	L + 7.50%	(a)	6.00% cash/1.25% PIK	06/2024	3,546	3,589	0.2	3,546
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(16)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2024	40	40	—	40
Personify, Inc.*+	One stop	L + 5.75%	(c)	7.85%	09/2024	15,614	15,933	0.7	15,614
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(f)	8.25%	12/2024	58	58	—	58
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(5)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	6.29%	12/1/2024	11,532	11,527	0.5	11,532
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	5/1/2023	—	(2)	—	—
Saba Software, Inc.^*#+!~	Senior loan	L + 4.50%	(b)	6.59%	5/1/2023	49,189	50,222	2.2	49,189
Saba Software, Inc.#+!~	Senior loan	L + 4.50%	(b)	6.59%	5/1/2023	11,011	11,140	0.5	11,011
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.03%	4/1/2024	5,998	6,018	0.3	6,004
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	4/1/2024	—	—	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	9/1/2024	5,734	5,650	0.3	5,671
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	9/1/2024	—	—	—	—
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	9/1/2024	—	—	—	—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.32%	7/1/2022	7,276	7,437	0.3	7,276
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	7/1/2022	—	—	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%		N/A(6)	12/1/2024	—	—	—	—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	6.54%	12/1/2024	3,553	3,624	0.2	3,553
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	3/1/2025	15,724	15,898	0.7	15,724
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,768	1,837	0.1	1,768
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,724	1,795	0.1	1,724
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,496	1,556	0.1	1,496
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,225	1,247	0.1	1,225
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	3/1/2025	675	701	—	675
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	3/1/2025	66	67	—	66
Togetherwork Holdings, LLC#!~	One stop	L + 6.25%	(a)	8.29%	3/1/2025	60	62	—	60
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	3/1/2024	—	(2)	—	—
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,822	1,897	0.1	1,822
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,664	1,704	0.1	1,664
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(a)	8.29%	3/1/2025	1,605	1,671	0.1	1,605
Transact Holdings, Inc.#+!~	Senior loan	L + 4.75%	(c)	7.01%	4/1/2026	3,110	3,160	0.1	3,094
Trintech, Inc.^*	One stop	L + 6.50%	(c)	8.76%	12/1/2023	22,629	23,071	1.0	22,629
Trintech, Inc.^	One stop	L + 6.50%	(c)	8.76%	12/1/2023	9,383	9,625	0.4	9,383
Trintech, Inc.	One stop	L + 6.50%	(c)	8.69%	12/2023	120	122	—	120
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	7.85%	11/2023	919	960	—	919
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
True Commerce, Inc.^#+!~	One stop	L + 5.75%	(c)	7.85%	11/2023	15,428	15,776	0.7	15,428
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	7.85%	11/2023	2,616	2,735	0.1	2,572
Upserve, Inc.#!~	One stop	L + 5.50%	(a)	7.54%	07/2023	5,141	5,222	0.2	5,141
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Upserve, Inc.	One stop	L + 5.50%	(a)	7.54%	07/2023	$1,451	$1,511	0.1%	$1,451
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.#!~(8)(9)(10)	One stop	L + 7.25%	(c)	5.30% cash/2.75% PIK	05/2024	7,608	7,758	0.3	7,322
Vector CS Midco Limited & Cloudsense Ltd.(5)(8)(9)(10)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Vendavo, Inc.*#!~	One stop	L + 8.50%	(c)	10.62%	10/2022	35,726	35,670	1.6	35,726
Vendavo, Inc.	One stop	P + 7.25%	(f)	12.50%	10/2022	332	328	—	332
Workforce Software, LLC#!~	One stop	L + 6.50%	(c)	7.76% cash/1.00% PIK	07/2025	27,059	27,903	1.2	26,787
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(3)	—	(2)
						868,803	883,786	39.0	867,163
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 5.50%	(c)	7.65%	09/2025	$5,959	$5,856	0.3%	$5,900
2nd Ave. LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	(1)
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.79%	07/2022	22,424	22,782	1.0	22,424
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.60%	06/2023	7,596	7,770	0.3	7,596
Clarkson Eyecare LLC*+	One stop	L + 6.25%	(c)	8.35%	04/2021	52,934	54,106	2.3	51,875
Clarkson Eyecare LLC#+!~	One stop	L + 6.25%	(c)	8.37%	04/2021	6,703	6,778	0.3	6,569
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.38%	04/2021	1,512	1,496	0.1	1,430
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	1,236	1,266	0.1	1,211
Clarkson Eyecare LLC#!~	One stop	L + 6.25%	(c)	8.39%	04/2021	150	147	—	147
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	37	36	—	36
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	32	31	—	31
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)(f)	8.38%	04/2021	32	32	—	31
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(14)	—	(15)
Cycle Gear, Inc.^+	One stop	L + 5.00%	(c)	7.32%	01/2021	17,784	18,023	0.8	17,784
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.32%	01/2021	1,295	1,325	0.1	1,295
DTLR, Inc.^*+	One stop	L + 6.50%	(c)	8.77%	08/2022	41,813	42,484	1.9	41,813
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.87%	08/2023	3,650	3,710	0.2	3,614
Imperial Optical Midco Inc.*	One stop	L + 4.75%	(b)	6.84%	08/2023	2,846	2,820	0.1	2,817
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.86%	08/2023	1,934	1,996	0.1	1,915
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.84%	08/2023	1,260	1,300	0.1	1,247
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.90%	08/2023	1,147	1,183	0.1	1,135
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.84%	08/2023	125	118	—	118
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Jet Equipment & Tools Ltd.#+!~(8)(9)(12)	One stop	L + 5.75%	(a)	7.70%	11/2024	18,139	18,485	0.8	18,072
Jet Equipment & Tools Ltd.#+!~(8)(12)	One stop	L + 5.75%	(a)	7.79%	11/2024	4,349	4,437	0.2	4,349
Jet Equipment & Tools Ltd.*(8)(12)	One stop	L + 5.75%	(a)	7.79%	11/2024	12,490	12,787	0.6	12,490
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Marshall Retail Group LLC, The^*	One stop	L + 6.00%	(c)	8.32%	08/2020	14,935	15,047	0.7	14,935
Marshall Retail Group LLC, The	One stop	L + 6.00%	(c)(f)	8.15%	08/2020	830	834	—	830
Pet Holdings ULC^*+(8)(12)	One stop	L + 5.50%	(c)	7.82%	07/2022	46,974	48,263	2.1	46,974
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.82%	07/2022	228	231	—	228
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*+	Senior loan	L + 4.50%	(a)	6.54%	12/2024	14,326	14,615	0.6	14,326
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.50%	(a)	7.40%	09/2023	5,407	5,488	0.2	5,407
PetPeople Enterprises, LLC	One stop	L + 5.50%	(a)	7.40%	09/2023	1,098	1,145	0.1	1,098
PetPeople Enterprises, LLC	One stop	L + 5.50%	(a)	7.40%	09/2023	90	91	—	90
PPV Intermediate Holdings II, LLC	One stop	L + 7.90%	(c)	7.90% PIK	05/2020	2,309	2,398	0.1	2,309
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	22	23	—	22
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.00%	05/2023	$18	$17	—%	$18
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	7,034	7,054	0.3	7,034
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	1,725	1,797	0.1	1,725
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(1)	—	—
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	5,388	5,410	0.2	5,388
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	3,799	3,959	0.2	3,799
Southern Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	05/2025	2,358	2,454	0.1	2,358
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.54%	05/2025	2,207	2,205	0.1	2,207
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	2,068	2,152	0.1	2,068
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,626	1,693	0.1	1,626
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,518	1,581	0.1	1,518
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,514	1,576	0.1	1,514
Southern Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	05/2025	1,291	1,344	0.1	1,291
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	1,198	1,246	0.1	1,198
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	1,094	1,140	0.1	1,094
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	920	958	—	920
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	818	853	—	818
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(1)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(1)	—	—
Titan Fitness, LLC*	One stop	L + 4.75%	(a)(c)	6.88%	02/2025	30,625	31,165	1.4	30,625
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Vermont Aus Pty Ltd#!~(8)(9)(11)	One stop	L + 5.75%	(c)	6.75%	12/2024	2,201	2,226	0.1	2,151
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 5.75%	(c)	6.75%	12/2024	26	27	—	26
						359,094	365,934	16.4	357,480

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.^*	One stop	L + 6.00%	(e)	8.02%	03/2023	$22,708	$22,869	1.0%	$22,708
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(a)(c)	8.10%	03/2023	201	196	—	201
						22,909	23,065	1.0	22,909
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	6,297	6,179	0.3	5,919
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	2,532	2,485	0.1	2,380
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	1,303	1,280	0.1	1,225
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.35%	12/2021	427	421	—	402
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.49%	12/2021	252	241	—	205
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	198	194	—	186
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.35%	12/2021	189	186	—	177
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.49%	12/2021	7	7	—	6
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.60%	11/2022	10,337	10,503	0.5	10,337
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.60%	11/2022	902	918	—	902
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.60%	11/2022	6,479	6,587	0.3	6,479
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.60%	11/2022	633	645	—	633
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.73%	11/2022	50	50	—	50
SHO Holding I Corporation#!~	Senior loan	L + 5.00%	(c)	7.26%	10/2022	4,066	4,052	0.2	3,903
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.31%	10/2021	30	28	—	24
						33,702	33,776	1.5	32,828

Total non-controlled/non-affiliate company debt investments						$4,124,068	$4,173,241	183.2	$4,073,336

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (13)(14)
Aerospace & Defense
NTS Technical Systems	Common Stock	N/A	N/A(6)	N/A	2	$1,506	—%	$509
NTS Technical Systems	Preferred stock	N/A	N/A(6)	N/A	—	256	—	378
NTS Technical Systems	Preferred stock	N/A	N/A(6)	N/A	—	128	—	213
Whitcraft LLC	Common Stock	N/A	N/A(6)	N/A	11	2,285	0.1	2,845
						4,175	0.1	3,945
Auto Components
Polk Acquisition Corp.	LP interest	N/A	N/A(6)	N/A	5	314	—	220

Automobiles
Grease Monkey International, LLC	LLC units	N/A	N/A(6)	N/A	803	1,304	0.1	1,741
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A(6)	N/A	—	508	—	528
						1,812	0.1	2,269
Biotechnology
BIO18 Borrower, LLC	LLC interest	N/A	N/A(6)	N/A	591	1,190	0.1	1,272

Building Products
Brooks Equipment Company, LLC	Common Stock	N/A	N/A(6)	N/A	10	$1,021	0.1	$2,376

Chemicals
Inhance Technologies Holdings LLC	LLC units	N/A	N/A(6)	N/A	—	124	—	97

Commercial Services & Supplies
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A(6)	N/A	284	386	—	382
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A(6)	N/A	6	43	—	77
						429	—	459
Construction & Engineering
Reladyne, Inc.	LP interest	N/A	N/A(6)	N/A	1	931	0.1	1,279

Consumer Finance
Paradigm DKD Group, LLC+	LLC units	N/A	N/A(6)	N/A	1,041	—	—	—
Paradigm DKD Group, LLC+	LLC units	N/A	N/A(6)	N/A	184	70	—	67
Paradigm DKD Group, LLC+	LLC units	N/A	N/A(6)	N/A	37	—	—	—
						70	—	67
Diversified Consumer Services
PADI Holdco, Inc.	LLC units	N/A	N/A(6)	N/A	1	1,073	0.1	1,114
Spear Education, LLC	LLC units	N/A	N/A(6)	N/A	1	1	—	38
Spear Education, LLC	LLC units	N/A	N/A(6)	N/A	—	62	—	82
						1,136	0.1	1,234
Electronic Equipment, Instruments & Components
Inventus Power, Inc.	Preferred stock	N/A	N/A(6)	N/A	1	372	—	5
Inventus Power, Inc.	Common Stock	N/A	N/A(6)	N/A	1	—	—	—
Inventus Power, Inc.	LLC units	N/A	N/A(6)	N/A	—	88	—	80
Inventus Power, Inc.	Preferred stock	N/A	N/A(6)	N/A	—	20	—	23
Sloan Company, Inc., The(7)	LLC units	N/A	N/A(6)	N/A	2	13	—	—
Sloan Company, Inc., The(7)	LLC units	N/A	N/A(6)	N/A	—	152	—	—
						645	—	108

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.	LLC units	N/A	N/A(6)	N/A	43	$699	0.1%	$960
Cafe Rio Holding, Inc.	Common Stock	N/A	N/A(6)	N/A	5	603	—	650
Captain D's, LLC	LLC interest	N/A	N/A(6)	N/A	158	156	—	147
Feeders Supply Company, LLC	Preferred stock	N/A	N/A(6)	N/A	4	400	—	413
Feeders Supply Company, LLC	Common Stock	N/A	N/A(6)	N/A	—	—	—	—
Hopdoddy Holdings, LLC	LLC units	N/A	N/A(6)	N/A	44	217	—	211
Hopdoddy Holdings, LLC	LLC units	N/A	N/A(6)	N/A	20	61	—	60
Mendocino Farms, LLC	Common Stock	N/A	N/A(6)	N/A	169	770	0.1	739
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A(6)	N/A	2	945	0.1	985
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A(6)	N/A	31	373	—	398
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A(6)	N/A	—	416	—	507
Wood Fired Holding Corp.	LLC units	N/A	N/A(6)	N/A	437	444	—	431
Wood Fired Holding Corp.	LLC units	N/A	N/A(6)	N/A	437	—	—	—
						5,084	0.3	5,501
Food Products
C. J. Foods, Inc.	Preferred stock	N/A	N/A(6)	N/A	—	75	—	577
Global ID Corporation	LLC interest	N/A	N/A(6)	N/A	5	603	—	694
Purfoods, LLC	LLC units	N/A	N/A(6)	N/A	736	1,222	0.1	1,667
						1,900	0.1	2,938
Health Care Equipment & Supplies
Aspen Medical Products, LLC	Common Stock	N/A	N/A(6)	N/A	—	77	—	75
Blue River Pet Care, LLC	LLC units	N/A	N/A(6)	N/A	—	76	—	74
CMI Parent Inc.	LLC units	N/A	N/A(6)	N/A	2	3	—	3
CMI Parent Inc.	LLC units	N/A	N/A(6)	N/A	—	240	—	232
Flexan, LLC	Common Stock	N/A	N/A(6)	N/A	1	—	—	—
Flexan, LLC	Preferred stock	N/A	N/A(6)	N/A	—	137	—	146
G & H Wire Company, Inc.	LLC interest	N/A	N/A(6)	N/A	336	269	—	207
Joerns Healthcare, LLC^*	Common Stock	N/A	N/A(6)	N/A	123	2,852	0.1	1,207
Katena Holdings, Inc.	LLC units	N/A	N/A(6)	N/A	1	573	—	514
Lombart Brothers, Inc.	Common Stock	N/A	N/A(6)	N/A	1	440	—	559
SLMP, LLC	LLC units	N/A	N/A(6)	N/A	668	789	0.1	843
						5,456	0.2	3,860

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.	LLC interest	N/A	N/A(6)	N/A	1	$1,021	0.1%	$774
Acuity Eyecare Holdings, LLC	LLC units	N/A	N/A(6)	N/A	1,158	1,334	0.1	1,212
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A(6)	N/A	1	1,119	0.1	1,018
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A(6)	N/A	—	6	—	—
Community Veterinary Partners, LLC	Common Stock	N/A	N/A(6)	N/A	4	597	—	730
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A(6)	N/A	429	469	—	482
DCA Investment Holding, LLC	LLC units	N/A	N/A(6)	N/A	13,890	1,619	0.1	1,908
DCA Investment Holding, LLC	LLC units	N/A	N/A(6)	N/A	140	218	—	528
Deca Dental Management LLC	LLC units	N/A	N/A(6)	N/A	1,008	1,278	0.1	1,358
Dental Holdings Corporation	LLC units	N/A	N/A(6)	N/A	1,277	891	—	185
Elite Dental Partners LLC	Common Stock	N/A	N/A(6)	N/A	—	737	—	666
Encore GC Acquisition, LLC(15)	LLC units	N/A	N/A(6)	N/A	26	272	—	278
Encore GC Acquisition, LLC	LLC units	N/A	N/A(6)	N/A	26	52	—	160
ERG Buyer, LLC	LLC units	N/A	N/A(6)	N/A	8	4	—	0
ERG Buyer, LLC	LLC units	N/A	N/A(6)	N/A	1	661	—	510
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A(6)	N/A	—	262	—	171
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A(6)	N/A	—	1	—	—
IntegraMed America, Inc.	LLC interest	N/A	N/A(6)	N/A	—	417	—	64
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A(6)	N/A	136	152	—	156
MD Now Holdings, Inc.	LLC units	N/A	N/A(6)	N/A	15	153	—	152
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A(6)	N/A	6	—	—	—
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A(6)	N/A	—	29	—	29
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A(6)	N/A	412	335	—	282
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A(6)	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A(6)	N/A	1	116	—	106
Pinnacle Treatment Centers, Inc.	Common Stock	N/A	N/A(6)	N/A	5	74	—	140
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A(6)	N/A	—	528	—	574
Radiology Partners, Inc.	LLC units	N/A	N/A(6)	N/A	43	55	—	327
Radiology Partners, Inc.	LLC units	N/A	N/A(6)	N/A	11	68	—	83
RXH Buyer Corporation	LP interest	N/A	N/A(6)	N/A	11	973	—	705
Sage Dental Management, LLC	LLC units	N/A	N/A(6)	N/A	3	3	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A(6)	N/A	—	249	—	5
SSH Corpration	Common Stock	N/A	N/A(6)	N/A	—	40	—	143
Summit Behavioral Healthcare, LLC(15)	LLC interest	N/A	N/A(6)	N/A	2	98	—	50
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A(6)	N/A	2	—	—	—
WHCG Management, LLC	LLC units	N/A	N/A(6)	N/A	1	414	—	287
						14,479	0.5	13,083

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A(6)	N/A	5	$—	—%	—
Aris Teleradiology Company, LLC	Common Stock	N/A	N/A(6)	N/A	2	—	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A(6)	N/A	—	—	—	—
Caliper Software, Inc.	Common Stock	N/A	N/A(6)	N/A	221	283	—	322
Caliper Software, Inc.	Preferred stock	N/A	N/A(6)	N/A	3	2,734	0.1	2,862
Caliper Software, Inc.	Preferred stock	N/A	N/A(6)	N/A	0	36	—	38
Connexin Software, Inc.	LLC interest	N/A	N/A(6)	N/A	154	192	—	217
HealthcareSource HR, Inc.	LLC interest	N/A	N/A(6)	N/A	—	621	—	810
Kareo, Inc.	Warrant	N/A	N/A(6)	N/A	53	162	—	4
Kareo, Inc.	Warrant	N/A	N/A(6)	N/A	5	6	—	11
Kareo, Inc.	Preferred stock	N/A	N/A(6)	N/A	1	8	—	7
Surgical Information Systems, LLC(15)	Common Stock	N/A	N/A(6)	N/A	4	414	—	505
Verisys Corporation	Common Stock	N/A	N/A(6)	N/A	579	712	—	786
						5,168	0.1	5,562
Hotels, Restaurants & Leisure
LMP TR Holdings, LLC	LLC units	N/A	N/A(6)	N/A	712	712	0.1	1,478

Insurance
Captive Resources Midco, LLC(15)	LLC units	N/A	N/A(6)	N/A	388	$—	—	$436
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A(6)	N/A	78	90	—	96
						90	—	532
IT Services
Appriss Holdings, Inc.	Preferred stock	N/A	N/A(6)	N/A	—	173	—	172
Centrify Corporation	LP interest	N/A	N/A(6)	N/A	263	—	—	—
Centrify Corporation	LP interest	N/A	N/A(6)	N/A	1	691	—	613
Episerver, Inc.	Common Stock	N/A	N/A(6)	N/A	76	807	0.1	813
Maverick Bidco Inc.	LLC units	N/A	N/A(6)	N/A	2	723	—	464
MMan Acquisition Co.	Common Stock	N/A	N/A(6)	N/A	—	927	0.1	1,306
SEI, Inc.	LLC units	N/A	N/A(6)	N/A	547	819	0.1	1,402
						4,140	0.3	4,770
Leisure Products
Massage Envy, LLC	LLC interest	N/A	N/A(6)	N/A	749	210	0.1	1,776
WBZ Investment LLC	LLC interest	N/A	N/A(6)	N/A	68	117	—	122
WBZ Investment LLC	LLC interest	N/A	N/A(6)	N/A	46	80	—	84
WBZ Investment LLC	LLC interest	N/A	N/A(6)	N/A	38	65	—	69
WBZ Investment LLC	LLC interest	N/A	N/A(6)	N/A	33	58	—	60
WBZ Investment LLC	LLC interest	N/A	N/A(6)	N/A	14	24	—	26
WBZ Investment LLC	LLC interest	N/A	N/A(6)	N/A	1	2	—	2
						556	0.1	2,139
Life Sciences Tools & Services
Pace Analytical Services, LLC	Common Stock	N/A	N/A(6)	N/A	6	700	0.1	781

Pharmaceuticals
BIOVT, LLC	LLC units	N/A	N/A(6)	N/A	—	1,223	0.1	1,663

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.	LLC interest	N/A	N/A(6)	N/A	—	$335	—%	$196
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A(6)	N/A	—	154	—	426
Net Health Acquisition Corp.	LP interest	N/A	N/A(6)	N/A	1	1,440	0.1	1,437
Nexus Brands Group, Inc.	LP interest	N/A	N/A(6)	N/A	—	444	—	439
Vitalyst, LLC	Common Stock	N/A	N/A(6)	N/A	1	7	—	—
Vitalyst, LLC	Preferred stock	N/A	N/A(6)	N/A	—	61	—	65
						2,441	0.1	2,563
Real Estate Management & Development
Property Brands, Inc.	LLC units	N/A	N/A(6)	N/A	63	766	0.1	839

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A(6)	N/A	408	447	—	438

Software
Accela, Inc.	LLC units	N/A	N/A(6)	N/A	670	418	—	208
Astute Holdings, Inc.	LP interest	N/A	N/A(6)	N/A	—	294	—	348
Calabrio, Inc.	Common Stock	N/A	N/A(6)	N/A	26	205	—	200
Cloudbees, Inc.	Warrant	N/A	N/A(6)	N/A	93	181	—	239
Cloudbees, Inc.	Preferred stock	N/A	N/A(6)	N/A	71	466	—	455
Confluence Technologies, Inc.	LLC interest	N/A	N/A(6)	N/A	2	286	—	347
Digital Guardian, Inc.	Preferred stock	N/A	N/A(6)	N/A	3562	434	—	419
Digital Guardian, Inc.	Warrant	N/A	N/A(6)	N/A	1,218	225	—	227
Digital Guardian, Inc.	Preferred stock	N/A	N/A(6)	N/A	738	142	—	142
Digital Guardian, Inc.	Warrant	N/A	N/A(6)	N/A	124	33	—	40
Diligent Corporation	Preferred stock	N/A	N/A(6)	N/A	414	1,609	0.1	1,777
GS Acquisitionco, Inc.(15)	LP interest	N/A	N/A(6)	N/A	2	291	—	371
MetricStream, Inc.	Warrant	N/A	N/A(6)	N/A	168	263	—	256
Namely, Inc.	Warrant	N/A	N/A(6)	N/A	17	28	—	28
Personify, Inc.	LLC units	N/A	N/A(6)	N/A	639	828	0.1	950
Pride Midco, Inc.	Preferred stock	N/A	N/A(6)	N/A	2	2,594	0.1	2,676
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A(6)	N/A	202	329	—	636
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A(6)	N/A	1	964	0.1	1069
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A(6)	N/A	3	6	—	0
RegEd Aquireco, LLC	LP interest	N/A	N/A(6)	N/A	3	21	—	24
RegEd Aquireco, LLC	LP interest	N/A	N/A(6)	N/A	—	316	—	320
Silver Peak Systems, Inc.	Warrant	N/A	N/A(6)	N/A	67	27	—	26
SnapLogic, Inc.	Preferred stock	N/A	N/A(6)	N/A	184	458	—	458
SnapLogic, Inc.	Warrant	N/A	N/A(6)	N/A	69	27	—	27
Vendavo, Inc.	Preferred stock	N/A	N/A(6)	N/A	1,017	1,017	0.1	1,646
Workforce Software, LLC	Common Stock	N/A	N/A(6)	N/A	—	973	0.1	939
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A(6)	N/A	474	494	—	534
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A(6)	N/A	84	64	—	59
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A(6)	N/A	20	26	—	31
						13,019	0.6	14,452

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	LP interest	N/A	N/A(6)	N/A	653	$653	—%	$653
Batteries Plus Holding Corporation	LP interest	N/A	N/A(6)	N/A	10	1,287	0.1	1,483
Clarkson Eyecare LLC	LLC units	N/A	N/A(6)	N/A	—	275	—	263
Cycle Gear, Inc.	LLC units	N/A	N/A(6)	N/A	27	462	—	662
DTLR, Inc.	LLC interest	N/A	N/A(6)	N/A	4	411	0.1	835
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A(6)	N/A	1	946	0.1	1,097
Marshall Retail Group LLC, The	LLC units	N/A	N/A(6)	N/A	15	154	—	149
Paper Source, Inc.	Common Stock	N/A	N/A(6)	N/A	8	1,387	—	363
Pet Holdings ULC(8)(12)	LP interest	N/A	N/A(6)	N/A	677	483	—	282
Pet Supplies Plus, LLC	LLC units	N/A	N/A(6)	N/A	144	181	—	205
PPV Intermediate Holdings II, LLC	LLC units	N/A	N/A(6)	N/A	208	198	—	197
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A(6)	N/A	4	496	—	567
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A(6)	N/A	1	101	—	118
Southern Veterinary Partners, LLC	LLC units	N/A	N/A(6)	N/A	147	188	—	409
Southern Veterinary Partners, LLC	LLC units	N/A	N/A(6)	N/A	1	717	0.1	845
						7,939	0.4	8,128
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A(6)	N/A	97	604	0.1	815
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.	LLC interest	N/A	N/A(6)	N/A	—	165	—	—
Georgica Pine Clothiers, LLC(15)	LLC units	N/A	N/A(6)	N/A	20	291	—	389
R.G. Barry Corporation	Preferred stock	N/A	N/A(6)	N/A	—	161	—	120
						617	—	509

Total non-controlled/non-affiliate company equity investments						$77,188	3.8%	$83,377

Total non-controlled/non-affiliate company investments					$4,124,068	$4,250,429	187.0	$4,156,713

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(16)
Debt investments
Beverages
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)(c)	6.04%	08/2021	$192	$188	—%	$170
Uinta Brewing Company^+(7)(8)	One stop	L + 4.00%	(a)	6.04%	08/2021	962	928	—	793
						1,154	1,116	—	963
Energy, Equipment & Services
Benetech, Inc.+(8)	One stop	L + 11.00%	(a)	11.04% cash/2.00% PIK	05/2020	4,249	4,222	0.2	3,398
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	12.61% cash/2.00% PIK	05/2020	581	572	—	341
						4,830	4,794	0.2	3,739
Software
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/1/2023	5,363	5,142	0.2	4,827
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/1/2023	447	430	—	403
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/1/2023	34	33	—	30
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/1/2023	—	—	—	—
						5,844	5,605	0.2	5,260

Total non-controlled/affiliate debt investments						$11,828	$11,515	0.40%	$9,962

Equity investments(13)(14)
Beverages
Uinta Brewing Company(8)	Common Stock	N/A		N/A(6)	N/A	153	$17	—%	$82

Energy, Equipment & Services
Benetech, Inc.(8)	LLC interest	N/A		N/A(6)	N/A	59	—	—	8
Benetech, Inc.(8)	LLC interest	N/A		N/A(6)	N/A	59	—	—	—
							—	—	8
Software
Switchfly LLC(8)	LLC units	N/A		N/A(6)	N/A	3,418	2,322	0.1	2,523

Total non-controlled/affiliate equity investments							$2,339	0.1	$2,613

Total non-controlled/affiliate investments						$11,828	$13,854	0.5	$12,575

Controlled affiliate company investments(17)
Equity Investments
Specialized Finance
GCIC Senior Loan Fund LLC(8)(18)	LLC interest	N/A		N/A(6)	N/A	48,356	$52,605	2.2 ~~%~~	$49,258
Senior Loan Fund LLC(8)(18)	LLC interest	N/A		N/A(6)	N/A	74,882	74,882	3.4	74,386
							127,487	5.6%	123,644

Total controlled affiliate equity investments							$127,487	5.6%	$123,644

Total controlled affiliate investments							$127,487	5.6%	$123,644

Total investments						$4,135,896	$4,391,770	$193%	$4,292,932

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		1.81%(19)			9,963	0.4%	9,963
Total money market funds					$9,963	0.4%	$9,963
Total Investments and Money Market Funds					$4,401,733	193.5%	$4,302,895

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

Portfolio Company	Fair value as of September 30, 2018	Gross Additions(n)	Gross Reductions(o)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2019	Interest, dividend and fee income
Senior Loan Fund LLC(p)	$71,084	$1,750	$(2,275)	$—	$3,827	$74,386	$—
GCIC Senior Loan Fund LLC(q)	—	52,605	—	—	(3,347)	49,258	1,219
Total Controlled Affiliates	$71,084	$54,355	$(2,275)	$—	$480	$123,644	$1,219

(n)	Gross additions include capital commitment called and funded and the acquisition of GCIC SLF in the merger with GCIC (described in Note 1).
(o)	Gross reductions include return of capital for the Company's investment in SLF.
(p)	As of September 30, 2019, together with RGA, the Company co-invested through SLF. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to SLF were approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owned more than 25% of the voting securities of SLF, the Company did not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.
(q)	As of September 30, 2019, together with Aurora, the Company co-invested through GCIC SLF, following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect to GCIC SLF were approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owned more than 25% of the voting securities of GCIC SLF, the Company did not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.
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
The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for the financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”), Golub Capital BDC CLO 4 LLC (“2020 Issuer”), Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GCIC Funding II LLC (“GCIC Funding II”), SLF, Senior Loan Fund II LLC (“SLF II”), GCIC SLF and GCIC Senior Loan Fund II LLC (“GCIC SLF II”). Prior to January 1, 2020, the Company did not consolidate its non-controlling interests in SLF, SLF II, GCIC SLF and GCIC SLF II (collectively, the “Senior Loan Funds” or “SLFs”). See further description of the Company’s previous investments in the SLFs in Note 4. Investments.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2014 Issuer, 2018 Issuer, 2020 Issuer, Funding, Funding II, GCIC Funding, GCIC Holdings, GCIC 2018 Issuer and GCIC Funding II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents and restricted foreign currencies:  Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents and restricted foreign currencies include amounts held within the Company’s small business investment company (“SBIC”) subsidiaries. The amounts held within the SBICs are generally restricted to the originations of new loans by the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2020, 2019, and 2018, interest income included $16,437, $8,572, and $9,660, respectively, of accretion of discounts. For the years ended September 30, 2020, 2019, and 2018, the Company received loan origination fees of $13,072, $10,833, and $8,327, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2020, 2019, and 2018, the Company capitalized PIK interest of $10,956, $2,951, and $1,622, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2020, 2019, and 2018, fee income included $1,184, $681, and $2,082, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2020, 2019, and 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $312,933, $152,359, and $132,456, respectively.

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

For the years ended September 30, 2020, 2019, and 2018, excluding the Company's investments in LLC equity interests in the SLFs, the Company recorded dividend income of $291, $349, and $624, respectively, and return of capital distributions of $697, $124, and $373, respectively. For the years ended September 30, 2020, 2019, and 2018, the Company recorded dividend income of $1,905, $1,219, and $8,099, respectively, and return of capital distributions of $4,375, $2,275, and $34,213, respectively, from the Company's investments in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $69,315 and $13,663 as of September 30, 2020 and 2019, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the years ended September 30, 2020 and 2019 was $39,920 and $1,381, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was paid for the years ended September 30, 2020, 2019 and 2018.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2020. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2020 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the years ended September 30, 2020, 2019, and 2018.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2020 and 2019, the Company had deferred debt issuance costs of $5,896 and $4,939, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2020, 2019, and 2018, was $3,534, $2,096, and $3,315, respectively.

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

For the years ended September 30, 2020, 2019, and 2018, the Income Incentive Fee incurred was $13,831, $14,482, and $11,652, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2020, the Company did not accrue a capital gain incentive fee. For the year ended September 30, 2019, the Company had a reversal of the accrual of the capital gain incentive fee of $5,580, and for the year ended September 30, 2018, the Company accrued a capital gain incentive fee of $1,458. Changes in the accrual for the capital gain incentive fee are included in

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
incentive fee in the Consolidated Statements of Operations. As of September 30, 2020 and 2019, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of September 30, 2020 and 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,576 and $639 as of September 30, 2020 and 2019, respectively, for accrued allocated shared services under the Administration Agreement. As of September 30, 2019, also included in accounts payable and other liabilities, is $763 of accrued allocated shared service fees payable to the Administrator that was assumed from GCIC in the Merger, which were paid by the Company to the Administrator in December 2019.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2020, 2019, and 2018, were $6,378, $2,812, and $2,412, respectively.

As of September 30, 2020 and 2019, included in accounts payable and other liabilities were $1,627 and $922, respectively, for expenses paid on behalf of the Company by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $763 of expenses paid on behalf of GCIC by the Administrator that were assumed in the Merger and paid by the Company to the Administrator in December 2019.

As of September 30, 2019, included in accounts payable and other liabilities were $3,394 for an income incentive fee, $1,377 for a capital gain incentive fee, $4,464 for base management fees and $10,071 for a subordinated liquidation fee, each of which was payable by GCIC pursuant to its investment advisory agreement with the Investment Adviser and assumed in the Merger. In October 2019, the Company paid the Investment Adviser the outstanding payable balances assumed in the Merger. The investment advisory agreement between the Investment Adviser and GCIC was terminated in connection with the closing of the Merger.

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

During the years ended September 30, 2020 and 2019, the Company did not sell investments or unfunded commitments to SLF. During the year ended September 30, 2018, the Company sold $6,191 of investments and unfunded commitments to SLF at fair value and recognized $20 of net realized gains.

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

As discussed in Note 12, 3,191,448 shares of common stock of the Company were purchased in the rights offering by affiliates of the Investment Adviser.

Note 4. Investments

Investments as of September 30, 2020 and 2019 consisted of the following:

	As of September 30, 2020			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$683,735	$676,285	$640,213	$601,788	$605,606	$589,340
One stop	3,600,711	3,615,685	3,485,585	3,514,266	3,559,030	3,474,116
Second lien	19,640	19,886	19,640	19,473	19,745	19,473
Subordinated debt	537	541	575	369	375	369
LLC equity interests in the SLFs(1)(2)	N/A	—	—	N/A	127,487	123,644
Equity	N/A	86,503	92,197	N/A	79,527	85,990
Total	$4,304,623	$4,398,900	$4,238,210	$4,135,896	$4,391,770	$4,292,932

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

	As of September 30, 2020		As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$887,138	20.2%	$919,868	21.0%
Midwest	805,618	18.3	985,471	22.4
West	709,961	16.1	748,104	17.0
Southeast	1,052,544	23.9	944,794	21.5
Southwest	478,702	10.9	453,239	10.3
Northeast	328,627	7.5	217,138	4.9
Canada	99,937	2.3	99,823	2.3
United Kingdom	21,264	0.5	21,080	0.5
Australia	2,301	0.0 *	2,253	0.1
Luxembourg	973	0.0 *	—	—
Andorra	11,835	0.3	—	—
Total	$4,398,900	100.0%	$4,391,770	100.0%

Fair Value:
United States
Mid-Atlantic	$861,772	20.3%	$896,202	20.9%
Midwest	779,271	18.4	959,894	22.4
West	677,712	16.0	732,599	17.1
Southeast	1,014,912	23.9	929,922	21.6
Southwest	456,111	10.8	442,744	10.3
Northeast	314,611	7.4	211,920	4.9
Canada	98,112	2.3	97,392	2.3
United Kingdom	21,035	0.5	20,082	0.5
Australia	2,373	0.1	2,177	0.0 *
Luxembourg	896	0.0 *	—	—
Andorra	11,405	0.3	—	—
Total	$4,238,210	100.0%	$4,292,932	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2020 and 2019 were as follows:

	As of September 30, 2020			As of September 30, 2019
Amortized Cost:
Aerospace and Defense	$98,894	2.2%		$92,797	2.1%
Airlines	973	0.0	*	—	—
Auto Components	21,194	0.5		21,085	0.5
Automobiles	52,056	1.2		49,316	1.1
Beverages	37,400	0.9		37,464	0.9
Biotechnology	16,438	0.4		12,483	0.3
Building Products	31,939	0.7		31,366	0.7
Chemicals	14,943	0.3		14,096	0.3
Commercial Services and Supplies	129,444	2.9		97,852	2.2
Construction & Engineering	46,261	1.1		37,457	0.9
Consumer Finance	2,076	0.0	*	1,213	0.0 *
Containers and Packaging	19,523	0.4		14,698	0.3
Distributors	3,282	0.1		3,320	0.1
Diversified Consumer Services	64,380	1.5		70,824	1.6
Diversified Financial Services	56,953	1.3		52,982	1.2
Electric Utilities	13,311	0.3		11,832	0.3
Electronic Equipment, Instruments and Components	63,902	1.5		16,126	0.4
Energy Equipment and Services	4,774	0.1		56,413	1.3
Food and Staples Retailing	134,224	3.1		4,794	0.1
Food Products	56,062	1.3		111,402	2.5
Health Care Technology	223,224	5.1		96,588	2.2
Healthcare Equipment and Supplies	178,676	4.1		148,308	3.4
Healthcare Providers and Services	628,734	14.3		574,996	13.1
Hotels, Restaurants and Leisure	177,058	4.0		294,276	6.7
Household Durables	4,895	0.1		138,865	3.2
Household Products	3,896	0.1		3,171	0.1
Industrial Conglomerates	4,691	0.1		3,896	0.1
Insurance	109,109	2.5		105,238	2.4
Internet and Catalog Retail	10,123	0.2		10,056	0.2
IT Services	364,699	8.3		301,116	6.9
Leisure Products	11,682	0.3		12,658	0.3
Life Sciences Tools & Services	48,145	1.1		40,875	0.9
Machinery	29,373	0.6		27,790	0.6
Multiline Retail	46,372	1.1		44,154	1.0
Oil, Gas and Consumable Fuels	85,924	2.0		62,290	1.4
Paper and Forest Products	9,126	0.2		9,289	0.2
Personal Products	37,520	0.8		37,039	0.8
Pharmaceuticals	55,639	1.3		43,811	1.0
Professional Services	90,590	2.0		74,339	1.7
Real Estate Management and Development	66,172	1.5		137,376	3.2
Road and Rail	23,610	0.5		23,965	0.5
Specialized Finance	—	—		127,487	2.9
Software	937,060	21.3		904,732	20.6
Specialty Retail	317,697	7.2		373,873	8.5
Technology Hardware, Storage and Peripherals	24,069	0.5		23,669	0.5
Textiles, Apparel and Luxury Goods	42,787	1.0		34,393	0.8
Total	$4,398,900	100.0%		$4,391,770	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2020		As of September 30, 2019
Fair Value:
Aerospace and Defense	$93,061	2.2%	$91,651	2.1%
Airlines	896	0.0 *	—	—
Auto Components	19,518	0.5	20,540	0.5
Automobiles	52,972	1.2	49,280	1.2
Beverages	33,874	0.8	36,728	0.9
Biotechnology	16,902	0.4	12,526	0.3
Building Products	32,824	0.8	32,438	0.8
Chemicals	13,948	0.3	13,884	0.3
Commercial Services and Supplies	126,680	3.0	95,700	2.2
Construction & Engineering	44,892	1.1	37,123	0.9
Consumer Finance	2,460	0.1	1,186	0.0 *
Containers and Packaging	16,669	0.4	14,158	0.3
Distributors	3,046	0.1	3,211	0.1
Diversified Consumer Services	54,066	1.3	68,046	1.6
Diversified Financial Services	55,223	1.3	51,206	1.2
Electric Utilities	13,228	0.3	11,627	0.3
Electronic Equipment, Instruments and Components	62,723	1.5	15,833	0.4
Energy Equipment and Services	2,672	0.1	51,657	1.2
Food and Staples Retailing	119,614	2.8	3,747	0.1
Food Products	60,420	1.4	110,176	2.6
Health Care Technology	219,166	5.1	95,173	2.2
Healthcare Equipment and Supplies	172,274	4.1	144,429	3.4
Healthcare Providers and Services	583,926	13.8	555,437	12.9
Hotels, Restaurants and Leisure	165,722	3.9	287,403	6.7
Household Durables	4,999	0.1	136,468	3.2
Household Products	3,817	0.1	3,074	0.1
Industrial Conglomerates	4,567	0.1	3,853	0.1
Insurance	109,156	2.6	104,086	2.4
Internet and Catalog Retail	9,489	0.2	9,888	0.2
IT Services	356,500	8.4	292,712	6.8
Leisure Products	11,389	0.3	14,088	0.3
Life Sciences Tools & Services	47,871	1.1	40,266	0.9
Machinery	25,727	0.6	27,234	0.6
Multiline Retail	46,488	1.1	41,729	1.0
Oil, Gas and Consumable Fuels	82,811	1.9	61,125	1.4
Paper and Forest Products	8,597	0.2	9,086	0.2
Personal Products	33,323	0.8	36,414	0.8
Pharmaceuticals	56,050	1.3	43,296	1.0
Professional Services	87,116	2.1	72,813	1.7
Real Estate Management and Development	63,111	1.5	134,676	3.1
Road and Rail	22,951	0.5	23,254	0.5
Software	924,825	21.8	889,398	20.7
Specialized Finance	—	—	123,644	2.9
Specialty Retail	311,117	7.3	365,608	8.5
Technology Hardware, Storage and Peripherals	23,597	0.6	23,724	0.6
Textiles, Apparel and Luxury Goods	37,933	0.9	33,337	0.8
Total	$4,238,210	100.0%	$4,292,932	100.0%
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)

Paradigm DKD Group, LLC(4)(5)(7)	Consumer Finance	Senior loan	05/2022	8.4%	$(16)	$(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Auto Components	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.	Auto Components	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(4)	Health Care Providers & Services	Senior loan	08/2020	8.8	10,047	10,047
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Health Care Providers & Services	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc (4)	Food & Staples Retailing	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.35%	70	62
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Health Care Providers & Services	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	IT Services	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	IT Services	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC (4)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Food Products	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Food Products	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC (4)	Health Care Providers & Services	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)

Joerns Healthcare, LLC(4)(8)(9)	Health Care Equipment & Supplies	Common Stock	N/A	N/A	309	$3,017
Paradigm DKD Group, LLC(4)(8)(9)	Consumer Finance	LLC units	N/A	N/A	170	62
Paradigm DKD Group, LLC(4)(8)(9)	Consumer Finance	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Consumer Finance	LLC units	N/A	N/A	34	—
W3 Co.(8)(9)	Oil, Gas & Consumable Fuels	LLC units	N/A	N/A	3	1,526
W3 Co.(8)(9)	Oil, Gas & Consumable Fuels	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2019, the Company had committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of September 30, 2019, $74,883 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $70,507 of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2020 and 2019, the Company received no dividend income from the LLC equity interests in SLF. For the year ended September 30, 2018, the Company received $8,099 in dividend income from the LLC equity interests in SLF.

See below for certain summarized financial information for SLF as of September 30, 2019, for the three months ended December 31, 2019 and for the years ended September 30, 2019 and 2018:

As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$152,259
Cash and other assets	8,759
Total assets	$161,018
Senior credit facility	$75,581
Other liabilities	424
Total liabilities	76,005
Members’ equity	85,013
Total liabilities and members' equity	$161,018

	Three months ended December 31,	Years ended September 30,
	2019	2019	2018
Selected Statement of Operations Information:
Interest income	$2,800	$13,402	$18,285
Fee income	—	9	202
Total investment income	2,800	13,411	18,487
Interest and other debt financing expense	634	4,132	6,687
Administrative service fee	61	268	404
Other expenses	(15)	95	93
Total expenses	680	4,495	7,184
Net investment income	2,120	8,916	11,303
Net realized gain (loss) on investments	—	(2,343)	—
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(2,199)	(4,197)
Net increase (decrease) in members' equity	$517	$4,374	$7,106
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)

Jensen Hughes, Inc.(3)	Building Products	Senior loan	03/2024	6.6%	$54	$54
Mediaocean LLC(3)	Software	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Multiline Retail	Senior loan	10/2024	8.3	5,955	5,657
NBC Intermediate, LLC (3)	Food & Staples Retailing	Senior loan	09/2023	N/A(4)	—	—
NBC Intermediate, LLC (3)	Food & Staples Retailing	Senior loan	09/2023	6.5	2,565	2,565
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Electronic Equipment, Instruments & Components	Senior loan	07/2025	6.0	4,913	4,913
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	8,125	7,962
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.(3)	Auto Components	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	9.2	68	68
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	2,426	2,426
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.(3)	Health Care Providers & Services	Senior loan	08/2020	8.8	367	367
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	5,909	5,909
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	621	621
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	1,152	1,152
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	537	537
Reladyne, Inc.(3)	Construction & Engineering	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Food & Staples Retailing	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	IT Services	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	IT Services	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Hotels, Restaurants & Leisure	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Hotels, Restaurants & Leisure	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Health Care Providers & Services	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	1,009	908

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)		Fair Value(3)

Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9%	$137	1	$123
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	51	1	46
Teasdale Quality Foods, Inc.(3)	Food Products	Senior loan	10/2020	7.9	791	1	712
Upstream Intermediate, LLC(3)	Health Care Equipment & Supplies	Senior loan	01/2024	6.0	3,532	1	3,532
WHCG Management, LLC(3)	Health Care Providers & Services	Senior loan	03/2023	8.1	2,158	1	2,158
WHCG Management, LLC(3)	Health Care Providers & Services	Senior loan	03/2023	N/A(4)	—	1	—
WIRB-Copernicus Group, Inc.(3)	Health Care Providers & Services	Senior loan	08/2022	6.4	5,314	1	5,314
Total investments					$112,864		$111,568

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

As of September 30, 2019, the Company had committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2019, $48,356 of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. Immediately prior to the Purchase Agreement, $48,356 of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. Prior to the Purchase Agreement, for the three months ended December 31, 2019, the Company earned $1,905 of dividend income from the LLC equity interest in GCIC SLF. For the year ended September 30, 2019, the Company earned $1,219 of dividend income from the LLC equity interest in GCIC SLF.

See below for certain summarized financial information for GCIC SLF as of September 30, 2019, for the three months ended December 31, 2019 and for the period subsequent to the Merger from September 16, 2019 to September 30, 2019:

As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$111,568
Cash and other assets	4,627
Total assets	$116,195
Senior credit facility	$59,559
Other liabilities	341
Total liabilities	59,900
Members’ equity	56,295
Total liabilities and members' equity	$116,195

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the three months ended December 31, 2019	For the period September 16, 2019 to September 30, 2019
Selected Statement of Operations Information:
Interest income	$2,081	$360
Total investment income	2,081	360
Interest and other debt financing expenses	512	141
Administrative service fee	45	6
Other expenses	(24)	4
Total expenses	533	151
Net investment income	1,548	209
Net change in unrealized appreciation (depreciation) on investments	(108)	(18)
Net increase in members' equity	$1,440	$191

Note 5. Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of September 30, 2020 and 2019 were as follows:

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(361)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(101)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(187)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(60)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(355)
						$—	$(1,064)

As of September 30, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(114)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(1)
						$—	$(115)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2020 and 2019.

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(1,064)	$(1,064)	$1,064	$—

As of September 30, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(115)	$(115)	$115	$—

(1) In some instances, the actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the years ended September 30, 2020 and 2019 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Years ended September 30,
	2020	2019
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Years ended September 30,
	2020	2019
Foreign exchange	$(949)	$133

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2020 and 2019:

Average U.S. Dollar notional outstanding(1)	Years ended September 30,
	2020	2019
Forward currency contracts	$36,396	$13,140
(1) Based on ending daily U.S. Dollar notional exposure outstanding for the year ended September 30, 2020 and the period from September 16, 2019 to September 30, 2019. The Company did not hold any forward currency contracts prior to September 16, 2019.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2020, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2020 and 2019, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2020 and 2019:

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,146,013	$4,146,013
Equity investments(1)	—	—	92,197	92,197
Money market funds(1)(2)	37,205	—	—	37,205
Total assets, at fair value:	$37,205	$—	$4,238,210	$4,275,415
Liabilities at fair value:
Forward currency contracts	$—	$(1,064)	$—	$(1,064)
Total liabilities, at fair value:	$—	$(1,064)	$—	$(1,064)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,083,298	$4,083,298
Equity investments(1)	—	—	85,990	85,990
Money market funds(1)(2)	9,963	—	—	9,963
Investment measured at NAV(3)(4)	—	—	—	123,644
Total assets, at fair value:	$9,963	$—	$4,169,288	$4,302,895
Liabilities at fair value:
Forward currency contracts	$—	$(115)	$—	$(115)
Total liabilities, at fair value:	$—	$(115)	$—	$(115)

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

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2020, 2019, and 2018, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was $(93,152), $(102,079), and $3,600, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2020 and 2019:

	Year ended September 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	(64,926)	(768)	(65,694)
Realized gain (loss) on investments	(17,826)	3,182	(14,644)
Funding of (proceeds from) revolving loans, net	9,205	—	9,205
Fundings of investments	631,073	12,109	643,182
PIK interest	10,956	—	10,956
Proceeds from principal payments and sales of portfolio investments	(689,975)	(11,694)	(701,669)
Accretion of discounts and amortization of premiums	(23,483)	—	(23,483)
Transfers in (1)	207,691	3,378	211,069
Fair value, end of period	$4,146,013	$92,197	$4,238,210

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(105,434)	3,927	(101,507)
Realized gain (loss) on investments	(2,646)	(1,970)	(4,616)
Funding of (proceeds from) revolving loans, net	2,578	—	2,578
Fundings of investments	584,580	11,271	595,851
PIK interest	2,951	—	2,951
Proceeds from principal payments and sales of portfolio investments	(357,729)	(6,953)	(364,682)
Accretion of discounts and amortization of premiums	7,191	—	7,191
Transfers in (2)	2,280,756	39,009	2,319,765
Fair value, end of period	$4,083,298	$85,990	$4,169,288

(1) Transfers in represent debt and equity investments acquired in the Purchase Agreement.
(2) Transfers in represent debt and equity investments acquired from GCIC in the Merger.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and 2019.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$637,012	Market rate approach	Market interest rate	3.7% - 21.5% (6.9%)
		Market comparable companies	EBITDA multiples	4.4x - 20.0x (12.4x)
	2,910	Market comparable	Broker/dealer bids or quotes	N/A
	291	Collateral analysis	Recovery rate	2.2%
One stop loans(3)(4)	$3,485,585	Market rate approach	Market interest rate	1.0% - 27.8% (8.2%)
		Market comparable companies	EBITDA multiples	4.5x - 27.0x (13.7x)
			Revenue multiples	1.5x - 16.2x (5.8x)
Subordinated debt and second lien loans(5)	$20,215	Market rate approach	Market interest rate	6.0% - 19.5% (10.6%)
		Market comparable companies	EBITDA multiples	8.5x - 21.3x (15.3x)
			Revenue multiples	4.0x -8.5x (8.3x)
Equity(6)	$92,197	Market comparable companies	EBITDA multiples	4.5x - 24.5x (14.1x)
			Revenue multiples	1.5x - 16.2x (6.7x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$12,488 of loans at fair value were valued using the market comparable companies approach only.
(3)$39,207 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,055,404 and $430,181 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $20,030 and $185 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)The Company valued $79,783 and $12,414 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of September 30, 2020 and 2019.

	As of September 30, 2020		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,023,698	$2,032,457	$2,124,392	$2,125,683

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2020, the Company’s asset coverage for borrowed amounts was 232.2% (excluding the SBA debentures).

Debt Securitizations:

On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations (“CLOs”) and are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (“2010 Issuer”), a subsidiary of BDC 2010-1 Holdings LLC (“Holdings”). Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bore interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bore interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. Through July 20, 2018, all principal collections received on the underlying collateral could have been used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes were scheduled to mature on July 20, 2023.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. For years ended
September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$—	$—	$6,127
Amortization of debt issuance costs	—	—	189
Total interest and other debt financing expenses	$—	$—	$6,316
Cash paid for interest expense	$—	$—	$7,460
Average stated interest rate	N/A	N/A	3.7%
Average outstanding balance	$—	$—	$164,000

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2019 Consolidated Statement of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

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

On August 26, 2020, in connection with a new term debt securitization, the 2014 Issuer redeemed the outstanding 2014 Notes pursuant to the terms of the indenture governing such 2014 Notes. Following such redemption, the agreements governed the 2014 Debt Securitization were terminated. The 2014 Notes would have otherwise matured on April 25, 2026.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2019, there were 68 portfolio companies with a total fair value of $275,727, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. For the years ended September 30, 2020, 2019, and 2018, the Company had repayments on the 2014 Notes of $126,334, $71,150, and $48,517, respectively.

The interest charged under the 2014 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$2,498	$6,073	$8,063
Amortization of debt issuance costs	—	110	1,085
Total interest and other debt financing expenses	$2,498	$6,183	$9,148
Cash paid for interest expense	$3,298	$6,530	$8,289
Average stated interest rate	2.8%	3.6%	3.4%
Average outstanding balance	$90,526	$166,981	$236,961

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2020 and 2019 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2020 and 2019, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of September 30, 2020 and 2019, there were 89 and 101 portfolio companies, respectively, with a total fair value of $557,484 and $592,462, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2020 based on the last interest rate reset was 0.3%. For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$12,616	$15,145	$—
Amortization of debt issuance costs	421	367	—
Total interest and other debt financing expenses	$13,037	$15,512	$—
Cash paid for interest expense	$14,188	$11,992	$—
Average stated interest rate	3.1%	4.2%	N/A
Average outstanding balance	$408,200	$356,756	$—

As of September 30, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the September 30, 2020 and 2019 Consolidated Statement of Financial Condition as debt of the Company. As of September 30, 2020 and 2019, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of September 30, 2020 and 2019, there were 109 and 115 portfolio companies, respectively, with a total fair value of $859,600 and $893,003, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2020 based on the last interest rate reset was 0.3%. For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$16,854	$896	$—
Accretion of discounts on notes issued	1,355	—	—
Total interest and other debt financing expenses	$18,209	$896	$—
Cash paid for interest expense	18,783	—	—
Average stated interest rate	3.1%	4.0%	N/A
Average outstanding balance	$546,500	$22,459	$—

As of September 30, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2 GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	4.67%	LIBOR + 2.25%

On August 26, 2020, the Company completed a $330,355 term debt securitization, of which $297,355 was funded at closing (the “2020 Debt Securitization”). The notes offered in the 2020 Debt Securitization (the “2020 Notes”) were issued by the 2020 Issuer, a subsidiary of 2020 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2020 Notes consist of approximately $137,500 of AAA Class A-1 2020 Notes, which bear interest at the three-month LIBOR plus 2.35%; $10,500 of AAA Class A-2 2020 Notes, which bear interest at the three-month LIBOR plus 2.75%; $21,000 of AA Class B 2020 Notes which bear interest at the three-month LIBOR plus 3.20%; up to $33,000 A Class C 2020 Notes, which remained unfunded upon closing of the transactions and, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 3.65%; and approximately $108,355 of Subordinated 2020 Notes, which do not bear interest. The Company is permitted, subject to certain conditions, to request a one-time funding of the Class C 2020 Notes, which will not be deemed an additional issuance of notes, but would cause the Class C 2020 Notes to be additional debt of the Company. As a part of the 2020 Debt Securitization, the Company also entered into a credit agreement (the “Credit Agreement”) upon closing of the transactions pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $20,000 of AAA Class A-1-L loans to the Company (the “2020 Loans”). The 2020 Loans bear interest at the three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions. Any Lender may elect to convert all or a portion of the Class A-1-L Loans held by such Lender into Class A-1 2020 Notes upon written notice to the Company in accordance to the Credit Agreement. The Class A-1 2020 Notes, the Class A-2 2020 Notes and the Class B 2020 Notes were issued through a private placement. The Class C 2020 Notes and the Subordinated 2020 Notes were retained by the Company and the Company remains the sole owner of the equity of the 2020 Issuer. The Class A-1, Class A-2 and Class B 2020 Notes are included in the September 30, 2020 Consolidated Statement of Financial Condition as debt of the Company. As of September 30, 2020, the Subordinated 2020 Notes were eliminated in consolidation.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Through November 5, 2022, all principal collections received on the underlying collateral may be used by the 2020 Issuer to purchase new collateral under the direction of GC Advisors, in its capacity as collateral manager of the 2020 Issuer and in accordance with the Company's investment strategy, allowing the Company to maintain the initial leverage in the 2020 Debt Securitization. The 2020 Notes, other than the Subordinated 2020 Notes, are due November 5, 2032. The 2020 Loans are scheduled to mature and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on November 5, 2032. The Subordinated 2020 Notes are due in 2120.

Two loan sale agreements govern the 2020 Debt Securitization. One of the loan sale agreements provided for the sale of assets upon the closing of the 2020 Debt Securitization to satisfy risk retention requirements. Under the terms of the other loan sale agreement governing the 2020 Debt Securitization, the Company agreed to directly or indirectly through the 2020 CLO Depositor sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2020 Issuer.

As of September 30, 2020, there were 70 portfolio companies with a total fair value of $286,744 securing the 2020 Notes. The pool of loans in the 2020 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2020 based on the last interest rate reset was 0.2%. For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$505	$—	$—
Amortization of debt issuance costs	74	—	—
Total interest and other debt financing expenses	$579	$—	$—
Cash paid for interest expense	—	—	—
Average stated interest rate	2.7%	N/A	N/A
Average outstanding balance	$18,590	$—	$—

As of September 30, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 2020 Notes, Class A-2 2020 Notes, Class B 2020 Notes and the Class A-1-L Loans were as follows:

Description	Class A-1 2020 Notes	Class A-2 2020 Notes	Class B 2020 Notes	Class A-1-L Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$137,500	$10,500	$21,000	$20,000
Fitch’s Rating	"AAA"	"NR"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"	"AAA"
Interest Rate	LIBOR + 2.35%	LIBOR + 2.75%	LIBOR + 3.20%	LIBOR + 2.35%

The Investment Adviser served as collateral manager to the 2010 Issuer and 2014 Issuer and serves as the collateral manager to the 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement and Prior Investment Advisory Agreement, as applicable, are reduced by an amount equal to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
the total aggregate fees paid to the Investment Adviser by the 2010 Issuer, the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer for rendering such collateral management services.

As part of each of the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer, the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of September 30, 2020, the 2018 Notes, the GCIC 2018 Notes and the 2020 Notes (other than the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes) were the secured obligations of the 2018 Issuer, GCIC 2018 Issuer and the 2020 Issuer, respectively, and indentures governing each of the 2018 Notes, GCIC 2018 Notes and the 2020 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI had $0, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI had $90,000, $165,000 and $32,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through September 30, 2020, SBIC IV and SBIC V have repaid $150,000 and $23,250 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of September 30, 2020 and 2019, SBIC VI had $29,000 and $18,000, respectively, of undrawn debenture commitments, of which $29,000 and $18,000, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of September 30, 2020 is fixed at an average annualized interest rate of 3.0%. For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$9,075	$9,674	$9,239
Amortization of debt issuance costs	1,218	893	1,072
Total interest and other debt financing expenses	$10,293	$10,567	$10,311
Cash paid for interest expense	$9,237	$9,737	$9,196
Average stated interest rate	3.1%	3.4%	3.4%
Average outstanding balance	$289,003	$287,651	$273,970

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

As of September 30, 2020 and 2019, the Company had no outstanding debt under the Credit Facility. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the Credit Facility of $0, $274,522 and $491,500, respectively, and repayments on the Credit Facility of $0, and $410,547 and $218,750, respectively. For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$—	$1,455	$4,014
Facility fees	—	189	566
Amortization of debt issuance costs	—	156	668
Total interest and other debt financing expenses	$—	$1,800	$5,248
Cash paid for interest expense and facility fees	$—	$2,033	$4,450
Average stated interest rate	N/A	4.5%	3.9%
Average outstanding balance	$—	$31,997	$102,985

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

As of September 30, 2020 and 2019, the Company had no outstanding debt under the MS Credit Facility. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the MS Credit Facility of $0, $147,100 and $248,450, respectively, and repayments on the MS Credit Facility of $0, $381,800 and $13,750, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$—	$1,453	$1,721
Amortization of debt issuance costs	—	190	301
Total interest and other debt financing expenses	$—	$1,643	$2,022
Cash paid for interest expense and facility fees	$—	$3,174	$—
Average stated interest rate	N/A	4.2%	4.1%
Average outstanding balance	$—	$34,194	$42,239

On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changed the date under which the borrowing capacity reverts from $500,000 to $200,000 to June 30, 2020 from March 31, 2020. On June 18, 2020, the Company entered into an amendment that increased the borrowing capacity through the full term of the MS Credit Facility II from $200,000 to $400,000. As of September 30, 2020, the MS Credit Facility II allows Funding II to borrow up to $400,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of September 30, 2020 and 2019, the Company had outstanding debt under the MS Credit Facility II of $313,292 and $259,946, respectively. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the MS Credit Facility II of $289,043, $465,834 and $0, respectively, and repayments on the MS Credit Facility II of $237,085, $205,478 and $0, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$11,018	$5,275	$—
Facility fees	551	104	—
Amortization of debt issuance costs	1,821	380	—
Total interest and other debt financing expenses	$13,390	$5,759	$—
Cash paid for interest expense and facility fees	$11,567	$3,421	$—
Average stated interest rate	3.1%	4.3%	N/A
Average outstanding balance	$350,846	$122,884	$—

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent which, as of September 30, 2020, allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.  The WF Credit Facility bears interest at one-month LIBOR plus 2.00%.  The reinvestment period of the WF Credit Facility expires on March 20, 2021 and the WF Credit Facility matures on March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the WF Credit Facility.

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

As of September 30, 2020 and 2019, the Company had outstanding debt under the WF Credit Facility of $199,554 and $253,847, respectively. As a result of the Merger, the Company assumed $255,861 of debt under the WF Credit Facility. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the WF Credit Facility of $343,181, $0 and $0, respectively, and repayments on the WF Credit Facility of $398,017, $1,924 and $0, respectively.

For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$6,851	$421	$825
Facility fees	371	12	224
Total interest and other debt financing expenses	$7,222	$433	$1,049
Cash paid for interest expense	$7,533	$2,471	$1,048
Average stated interest rate	3.0%	4.0%	0.5
Average outstanding balance	$228,100	$10,436	$150,370

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, which as of September 30, 2020 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of September 30, 2020, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

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

As of September 30, 2020 and 2019, the Company had outstanding debt under the DB Credit Facility of $153,524 and $248,042, respectively. As a result of the Merger, the Company assumed $248,042 of debt under the DB Credit Facility. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the DB Credit Facility II of $70,950, $117 and $0, respectively, and repayments on the DB Credit Facility II of $166,250, $0 and $0, respectively.

For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$6,554	$433	$—
Facility fees	586	1	—
Total interest and other debt financing expenses	$7,140	$434	$—
Cash paid for interest expense	$7,821	$—	$—
Average stated interest rate	3.2%	4.2%	N/A
Average outstanding balance	$205,373	$10,198	$—

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

There was no outstanding balance under the SLF II Credit Facility as of September 30, 2020. For the year ended September 30, 2020, SLF II had repayments on the SLF Credit Facility of $52,252.

For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$445	$—	$—
Cash paid for interest expense	445	—	—
Average stated interest rate	3.1%	N/A	N/A
Average outstanding balance	$14,542	$—	$—

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

The was no outstanding balance under the GCIC SLF Credit Facility as of September 30, 2020. For the year ended September 30, 2020, GCIC SLF II had repayments on the GCIC SLF Credit Facility of $44,416.

For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	For the years ended September 30,
	2020	2019	2018
Stated interest expense	$480	$—	$—
Cash paid for interest expense	487	—	—
Average stated interest rate	3.0%	N/A	N/A
Average outstanding balance	$15,896	$—	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000, and simultaneously terminated the Adviser Revolver II, which had been assumed by the Company as a result of the Merger on September 16, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.1% as of September 30, 2020. As of September 30, 2020 and 2019, the Company had no outstanding debt under the Adviser Revolver or the Adviser Revolver II. For the years ended September 30, 2020, 2019, and 2018, the Company had $127,500, $16,500, and $0 in borrowings and $127,500, $16,500, and $0 in repayments, respectively, on the Adviser Revolver. For the years ended September 30, 2020,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2019 and 2018, the Company incurred interest expense of $33, $9, and $0 on the Adviser Revolver. For the years ended September 30, 2020, 2019 and 2018, $42, $0, and $0, respectively, was paid for interest on the Adviser Revolver.

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

As of September 30, 2020 and 2019, the Company had no short-term borrowings. For the years ended September 30, 2020, 2019, and 2018, the effective interest rate on short-term borrowings was 5.0%, 4.8% and 4.8%, respectively, and interest expense was $1,533, $295 and $129, respectively.

For the years ended September 30, 2020, 2019, and 2018, the average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the 2020 Debt Securitization, SBA Debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, WF Credit Facility, DB Credit Facility, SLF Credit Facility, GCIC SLF Credit Facility, Adviser Revolver, Adviser Revolver II and Other Short-Term Borrowings) was $2,200,950, $822,823 and $872,980, respectively.

For the years ended September 30, 2020, 2019, and 2018, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 3.4%, 4.2% and 4.0%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	542,378	—	—	—	542,378
2020 Debt Securitization	189,000	—	—	—	189,000
SBA Debentures	217,750	—	—	51,750	166,000
WF Credit Facility	199,554	—	—	199,554	—
MS Credit Facility II	313,292	—	—	313,292	—
DB Credit Facility	153,524	—	—	153,524	—
Total borrowings	$2,023,698	$—	$—	$718,120	$1,305,578

(1) Includes $4,122 of discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.

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
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.
The following differences were reclassified for tax purposes for the years ended September 30, 2020, 2019 and 2018:

	Years ended September 30,
	2020	2019	2018
Increase (decrease) in Paid in Capital in Excess of Par	$—	$3,932	$(5)
Increase (decrease) in Distributable Earnings (Losses)	—	(3,932)	5
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2020, 2019 and 2018:

	Years ended September 30,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$54,872	$(18,579)	$81,970
Net change in unrealized (appreciation) depreciation on investment transactions	65,527	100,209	11,587
Other income not currently taxable	(5,573)	(10,626)	(11,004)
Expenses not currently deductible	41,295	1,385	324
Other income for tax but not book	9,092	7,422	9,730
Other deductions/losses for tax not book	(2,091)	(113)	(2)
Other realized gain/loss differences	18,610	16,506	(6,249)
Taxable income before deductions for distributions	$181,732	$96,204	$86,356

The tax character of distributions paid during the years ended September 30, 2020, 2019 and 2018 was as follows:

	Years ended September 30,
	2020	2019	2018
Ordinary Income	$190,874	$77,065	$78,349
Long-Term Capital Gains	4,691	7,560	2,959
Return of Capital	6,625	—	—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2020, 2019 and 2018 were as follows:

	As of September 30,
	2020	2019	2018
Undistributed ordinary income – tax basis	$—	$10,013	$1,844
Undistributed realized gains – tax basis	—	10,970	10,539
Net unrealized appreciation (depreciation) on investments	(217,673)	(107,839)	14,468
Other temporary differences	(10,909)	(1,033)	(7,604)
Total accumulated earnings (deficit) – book basis	$(228,582)	$(87,889)	$19,247
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2020, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2020, the Company elected to defer short-term capital losses and long-term capital losses of $81 and $11,886, respectively. The Company has not incurred any qualified late year ordinary losses after December 31, 2019. For each of the years ended September 30, 2019 and 2018, the Company did not make an election to defer any portion of a post-October capital loss or late-year ordinary loss to subsequent fiscal years.
For the tax year ended September 30, 2020, the Company estimates that distributions were in excess of taxable income and does not expect to carry forward excess taxable income for distribution into 2021.
As of September 30, 2020, the Federal tax cost of investments was $4,455,682 resulting in estimated gross unrealized gains and losses of $39,330 and $256,802, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $141,795, including $41,644 of commitments on undrawn revolvers. As of September 30, 2019, the Company had outstanding commitments to fund investments totaling $261,642. As described in Note 4, as of September 30, 2019, the Company had commitments of up to $100,117 to SLF and up to $61,019 to GCIC SLF, that could have been contributed primarily for the purpose of funding new investments approved by the investment committees of SLF and GCIC SLF, as applicable.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of September 30, 2020 and 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data:(1)	2020	2019	2018	2017	2016
Net asset value at beginning of period	$16.76	$16.10	$16.08	$15.96	$15.80
Net increase in net assets as a result of issuance of DRIP shares(2)	0.01	0.01	0.01	0.01	0.06
Net increase (decrease) in net assets as a result of issuance of shares(3)(4)	(1.13)	3.17	—	—	—
Net increase in net assets as a result of public offering	—	—	—	0.19	0.05
Distributions declared:
From net investment income	(1.29)	(1.27)	(1.31)	(1.51)	(1.04)
From capital gains	(0.04)	(0.13)	(0.05)	(0.02)	(0.24)
From return of capital	(0.04)	—	—	—	—
Net investment income	0.94	1.36	1.27	1.23	1.25
Net realized gain (loss) on investment transactions	(0.12)	(0.07)	0.29	0.16	0.12
Net change in unrealized appreciation (depreciation) on investment transactions(5)	(0.76)	(2.41)	(0.19)	0.06	(0.04)
Net asset value at end of period	$14.33	$16.76	$16.10	$16.08	$15.96
Per share market value at end of period	$13.24	$18.84	$18.75	$18.82	$18.57
Total return based on market value(6)	(22.81)%	8.80%	7.65%	10.23%	25.36%
Number of common shares outstanding	167,259,511	132,658,200	60,165,454	59,577,293	55,059,067

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019	2018	2017	2016
Ratio of net investment income to average net assets	6.22%	8.41%	7.88%	7.67%	7.88%
Ratio of total expenses to average net assets	7.15%	8.42%	7.89%	7.52%	7.58%
Ratio of incentive fees to average net assets	0.62%	0.87%	1.36%	0.83%	0.88%
Ratio of expenses (without incentive fees) to average net assets	6.53%	7.55%	6.53%	6.69%	6.70%
Total return based on average net asset value(7)	2.45%	(1.81)%	8.50%	9.08%	8.39%
Net assets at end of period	$2,396,193	$2,222,854	$968,854	$957,946	$878,825
Average debt outstanding	$2,200,950	$1,050,155	$822,823	$872,980	$826,366
Average debt outstanding per share	$13.16	$7.92	$13.68	$14.65	$15.01
Portfolio turnover	14.87%	17.47%	31.91%	34.06%	33.73%
Asset coverage ratio(8)	232.15%	220.31%	269.51%	285.23%	248.78%
Asset coverage ratio per unit(9)	$2,321	$2,203	$2,695	$2,852	$2,488
Average market value per unit:(10)
2010 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2014 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A	N/A	N/A	N/A
2020 Debt Securitization	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
GCIC Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility II	N/A	N/A	N/A	N/A	N/A
Revolver	N/A	N/A	N/A	N/A	N/A
WF Credit Facility	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
SLF Senior Credit Facility	N/A	N/A	N/A	N/A	N/A
GCIC Senior Credit Facility	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A
Adviser Revolver II	N/A	N/A	N/A	N/A	N/A

(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.
(3)Net increase in net assets as a result of issuance of shares pursuant to the Merger.
(4)Net decrease in net assets as a result of the issuance of shares through the rights offering. Refer to Note 12.
(5)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.
(6)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
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

Note 11. Earnings (Loss) Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the years ended September 30, 2020, 2019 and 2018:

	Years ended September 30,
	2020	2019	2018
Earnings (loss) available to stockholders	$54,872	$(18,579)	$81,970
Basic and diluted weighted average shares outstanding(1)	148,913,560	65,488,591	61,744,060
Basic and diluted earnings (loss) per share	$0.37	$(0.28)	$1.33

(1)The weighted average shares of the Company's common stock outstanding used in computing basic and diluted earnings (loss) per share for the years ended September 30, 2020, 2019 and 2018 have been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020. Refer to Note 12 for more information on the transferable rights offering.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 12. Common Stock Issuances
On September 16, 2019, the Merger closed and GBDC issued an aggregate of 71,779,964 shares of GBDC common stock to GCIC shareholders based on an exchange ratio of 0.865 shares of GBDC common stock to GCIC stockholders for each share of GCIC common stock, with cash payments in lieu of fractional shares. The shares of GBDC common stock issued at Merger closing were valued based on the market price of GBDC common stock at closing of $18.74.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2020, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended September 30, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(1)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,030	(2)
05/06/2020	06/09/2020	06/29/2020	$0.29		$31,851	—	$16,653	(3)
08/04/2020	09/08/2020	09/29/2020	$0.29		$33,659	—	$14,851	(4)
Year ended September 30, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(5)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828
05/07/2019	06/07/2019	06/28/2019	$0.32		$17,215	128,505	$2,173
08/06/2019	08/19/2019	09/27/2019	$0.32		$16,517	162,328	$2,912
Year ended September 30, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(6)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139
05/04/2018	06/08/2018	06/28/2018	$0.32		$16,754	138,993	$2,404
08/07/2018	09/07/2018	09/28/2018	$0.32		$16,371	158,930	$2,830

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
(4)In accordance with the Company's DRIP, 1,099,595 shares of the Company's stock were purchased in the open market at an average price of $13.50 and were issued to the stockholders of the Company participating in DRIP.
(5)Includes a special distribution of $0.12 per share.
(6)Includes a special distribution of $0.08 per share.

Note 14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 2, 2020, in connection with a public offering announced on September 29, 2020 (the “Offering”), the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Unsecured Notes”), which bear a fixed interest rate of 3.375% and are scheduled to mature on April 15, 2024. As part of the Offering, an affiliate of the Investment Adviser (the “Affiliate”) purchased $40,000 of the 2024 Unsecured Notes. On October 9, 2020, the Affiliate sold $15,000 of the 2024 Unsecured Notes to an unaffiliated party.

On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000.

On November 20, 2020, the Company's board of directors declared a quarterly distribution of $0.29 per share, which is payable on December 30, 2020 to holders of record as of December 11, 2020.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 15. Selected Quarterly Financial Data - (Unaudited)

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Total investment income	$72,013	$73,210	$75,123	$78,607
Net investment income	39,314	35,068	31,946	32,731
Net gain (loss) on investment transactions	55,331	107,075	(260,910)	14,317
Net increase (decrease) in net assets resulting from operations	94,646	142,143	(228,965)	47,048
Earnings (loss) per share (1)	0.57	0.93	(1.66)	0.34
Net asset value per common share at period end	$14.33	$14.05	$14.62	$16.66

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$48,977	$42,105	$41,805	$39,411
Net investment income	26,793	19,406	20,056	19,817
Net gain (loss) on investment transactions	(100,799)	(206)	(2,268)	(1,378)
Net increase in net assets resulting from operations	(74,006)	19,200	17,788	18,439
Earnings (loss) per share (1)	(0.99)	0.31	0.29	0.30
Net asset value per common share at period end	$16.76	$15.95	$15.95	$15.97

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$40,428	$38,396	$36,897	$36,450
Net investment income	20,266	18,716	18,528	18,511
Net gain (loss) on investment transactions	(4,363)	3,004	4,504	2,804
Net increase in net assets resulting from operations	15,903	21,720	23,032	21,315
Earnings per share (1)	0.26	0.35	0.37	0.35
Net asset value per common share at period end	$16.10	$16.15	$16.11	$16.04

(1)With the exception of the three months ended September 30, 2020, the weighted average shares of the Company's common stock outstanding used in computing basic earnings (loss) per share for the periods shown above have been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020. Refer to Note 12 for more information on the transferable rights offering.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 16. Summarized Financial Information for SLF and GCIC SLF (Unaudited)
Provided in the table below is the Statement of Financial Condition for SLF as of September 30, 2019:
Senior Loan Fund LLC
Statement of Financial Condition

September 30, 2019
Assets
Investments, at fair value	$152,259
Cash and cash equivalents	4,653
Restricted cash and cash equivalents	3,620
Interest receivable and other assets	486
Total Assets	$161,018
Liabilities
Senior credit facility	$75,581
Interest payable	182
Accounts payable and accrued expenses	242
Total Liabilities	76,005
Members' equity	85,013
Total Liabilities and members' equity	$161,018

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 16. Summarized Financial Information for SLF and GCIC SLF (Unaudited) - (continued)

Provided in the table below are the Statements of Operations for SLF for the three months ended December 31, 2019 and for the years ended September 30, 2019 and 2018:
Senior Loan Fund LLC
Statements of Operations

	Three months ended December 31,	Years ended September 30,
	2019	2019	2018
Investment income
Interest income	$2,800	$13,402	$18,285
Fee income	—	9	202
Total investment income	2,800	13,411	18,487
Expenses
Interest and other debt financing expenses	634	4,132	6,687
Administrative service fee	61	268	404
Professional fees	(15)	94	92
General and administrative expenses	—	1	1
Total expenses	680	4,495	7,184
Net investment income	2,120	8,916	11,303
Net gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliate company investments	—	(2,343)	—
Net realized gain (loss)	—	(2,343)	—
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(2,199)	(4,197)
Net change in unrealized appreciation (depreciation)	(1,603)	(2,199)	(4,197)
Net gain (loss) on investments	(1,603)	(4,542)	(4,197)
Net increase (decrease) in members' equity	$517	$4,374	$7,106

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 16. Summarized Financial Information for SLF and GCIC SLF (Unaudited) - (continued)
Provided in the table below is the Statement of Operations for GCIC SLF for the three months ended December 31, 2019 and the period from September 16, 2019 to September 30, 2019:
GCIC Senior Loan Fund LLC
Statement of Operations

	Three months ended December 31, 2019	For the period from September 16, 2019 to September 30, 2019
Investment income
Interest income	$2,081	$360
Total investment income	2,081	360
Expenses
Interest and other debt financing expenses	512	141
Administrative service fee	45	6
Professional fees	(24)	4
Total expenses	533	151
Net investment income	1,548	209
Net gain (loss) on investments
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(108)	(18)
Net change in unrealized appreciation (depreciation)	(108)	(18)
Net gain (loss) on investments	(108)	(18)
Net increase (decrease) in members' equity	$1,440	$191

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 124
(2)	Financial Statement Schedules — None
(3)	Exhibits

2.1	Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of November 27, 2018 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 28, 2018).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of December 21, 2018 (Incorporated by reference to Exhibit (4)(b) to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on December 21, 2018).

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of July 11, 2019 (Incorporated by reference to Exhibit (4)(c) to Amendment No. 1 to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on July 11, 2019).

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
3.2	Certificate of Amendment to certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 4, 2019).
3.3	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Indenture (Incorporated by reference to Exhibit (d)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).

4.6	Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.7	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.8	Description of securities*
4.9	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.10	First Supplemental Indenture, dated as of October 2, 2020, relating to the 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.11	Form of 3.375% Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
10.1	Third Amended and Restated Investment Advisory Agreement, dated as of September 16, 2019, by and between Golub Capital BDC, Inc. and GC Advisors, LLC.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 16, 2019).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Purchase Agreement, dated as of November 1, 2018, by and among Golub Capital BDC CLO III LLC, Golub Capital BDC CLO III Depositor LLC and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).
10.7	Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.8	Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.9	Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, GC Advisors LLC, as the closing date seller, Golub Capital BDC CLO III LLC, as the buyer, and Golub Capital BDC 2010-1 LLC, as the warehouse borrower (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.10	Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, Golub Capital BDC CLO III Depositor LLC, as the intermediate seller, and Golub Capital BDC CLO III LLC, as the buyer (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.11	Loan and Servicing Agreement, dated as of February 1, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; each of the lenders from time to time party thereto; each of the securitization subsidiaries from time to time party thereto; and Wells Fargo Bank, N.A., as the collateral agent, account bank and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.12	Purchase and Sale Agreement, dated as of February 1, 2019, by and between Golub Capital BDC Funding II LLC, as the purchaser, and Golub Capital BDC, Inc., as the transferor (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.13	Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.14	Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2015, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
10.15	Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 9, 2016, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; and Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.6 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).
10.16	Third Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 11, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent. (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Quarterly Report on Form 10-Q (File No. 814-01128), filed on August 9, 2017).
10.17	Fourth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 8, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.22 to Golub Capital Investment Corporation’s Annual Report on Form 10-K (File No. 814-01128), filed on November 28, 2017).
10.18	Fifth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 30, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.1 to the Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on August 30, 2017).

10.19	Sixth Amendment to Amended and Restated Loan and Servicing Agreement, First Amendment to Collection Account Agreement and First Amendment to Unfunded Exposure Account Agreement, dated as of May 25, 2018, by and among GCIC Funding LLC, as the borrower; Golub Capital Investment Corporation, as the transferor; GC Advisors LLC, as the servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on May 31, 2018).

10.20	Joinder Supplement, dated as of November 2, 2018, by and among GCIC Funding LLC, as the Borrower, Wells Fargo Bank, N.A., as an Institutional Lender and Wells Fargo Bank, N.A., as the Administrative Agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on November 7, 2018).

10.21	Seventh Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 21, 2019, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on March 26, 2019).

10.22	Eighth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 29, 2019, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on June 3, 2019).

10.23	Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.24	Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.25	Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.26	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.27	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.5 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.28	First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).

10.29	Second Amendment to Loan and Servicing Agreement, dated as of September 6, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank N.A., as lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 12, 2019).
10.30	Third Amendment to Loan and Servicing Agreement, dated as of October 11, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank N.A., as lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 16, 2019).

10.31	Indenture, dated as of August 26, 2020 by and between Golub Capital BDC CLO 4 LLC, as Issuer, and Deutsche Bank Trust Company Americas as Trustee and Collateral Agent (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-k (File No. 814-00794), filed on September 1, 2020).
10.32	Purchase Agreement, dated August 7, 2020, by and among Golub Capital BDC CLO 4 LLC and Wells Fargo Securities LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 10, 2020).
10.33	Collateral Management Agreement, dated as of August 26, 2020, by and between Golub Capital BDC CLO 4 LLC, as Issuer, GC Advisors, as Collateral Agent, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 1, 2020).
10.34	Master Loan Sale Agreement, dated as of August 26, 2020, by and among Golub Capital BDC., Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC CLO 4 LLC, as the Buyer, and GCIC Funding LLC, as the Warehouse Borrower (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 1, 2020).
10.35	Master Loan Sale Agreement, dated as of August 26, 2020, by and among Golub Capital BDC, Inc., as the Seller, Golub Capital BDC CLO 4 Depositor LLC, as the Intermediate Seller, and Golub Capital BDC CLO 4 LLC, as the buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 1, 2020).
10.36	Class A-1 L Credit Agreement, dated as of August 26, 2020, by and among Golub Capital BDC CLO 4 LLC, as Borrower, Various Financial Institutions and Other Persons, as Lenders, and Deutsche Bank Trust Company Americas, as Loan Agent and Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 1, 2020.
10.37	Fourth Amendment to Loan and Servicing Agreement, dated as of March 20, 2020, by and among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank, N.A., as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed March 26, 2020).
10.38	Fifth Amendment to Loan and Servicing Agreement, dated as of June 18, 2020, by and among Golub Capital BDC Funding II LLC, as the borrower, Golub Capital BDC., Inc., as the originator and as the servicer, Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank, N.A., as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed June 19, 2020).
14.1	Code of Ethics of the Registrant and GC Advisors.*
14.2	Code of Ethics of GC Advisors LLC. *
21.1	List of Subsidiaries.*
24	Power of attorney (included on the signature page hereto).
25.1	Statement of Eligibility of Trustee on From T-1. (Incorporated by reference to Exhibit 25.1 to the Registrant's Form 10-Q (File No. 814-00794), filed February 7, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
99.2	Consent of Ernst & Young LLP*

_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 30, 2020	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 30, 2020
David B. Golub	(Principal Executive Officer)

/s/ Ross A. Teune	Chief Financial Officer	November 30, 2020
Ross A. Teune	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 30, 2020
Lawrence E. Golub

/s/ John T. Baily	Director	November 30, 2020
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 30, 2020
Kenneth F. Bernstein

/s/ Anita R. Rosenberg	Director	November 30, 2020
Anita R. Rosenberg

/s/ William M. Webster IV	Director	November 30, 2020
William M. Webster IV