Form 10-Q
period 2020-12-31
GOLUB CAPITAL BDC, Inc.
filed 2021-02-08
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 8, 2021, the Registrant had 167,259,511 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2020	September 30, 2020
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,430,239	$4,177,474
Non-controlled affiliate company investments	58,211	42,000
Controlled affiliate company investments	18,768	18,736
Total investments, at fair value (amortized cost of $4,604,818 and $4,398,900, respectively)	4,507,218	4,238,210
Cash and cash equivalents	26,500	24,569
Foreign currencies (cost of $527 and $567, respectively)	527	567
Restricted cash and cash equivalents	242,783	157,566
Restricted foreign currencies (cost of $1,340 and $1,727, respectively)	1,355	1,728
Cash collateral held at broker for forward currency contracts	5,420	3,320
Interest receivable	18,628	17,263
Receivable from investments sold	—	259
Other assets	137	802
Total Assets	$4,802,568	$4,444,284
Liabilities
Debt	$2,332,563	$2,023,698
Less unamortized debt issuance costs	10,822	5,896
Debt less unamortized debt issuance costs	2,321,741	2,017,802
Unrealized depreciation on forward currency contracts	4,956	1,064
Interest payable	12,551	7,875
Management and incentive fees payable	17,330	17,347
Accounts payable and other liabilities	3,863	4,003
Total Liabilities	2,360,441	2,048,091
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 167,259,511 and 167,259,511 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	167	167
Paid in capital in excess of par	2,624,608	2,624,608
Distributable earnings (losses)	(182,648)	(228,582)
Total Net Assets	2,442,127	2,396,193
Total Liabilities and Total Net Assets	$4,802,568	$4,444,284
Number of common shares outstanding	167,259,511	167,259,511
Net asset value per common share	$14.60	$14.33

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2020	2019

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$71,522	$75,859
Dividend income	160	34
Fee income	907	215
Total investment income from non-controlled/non-affiliate company investments	72,589	76,108
From non-controlled affiliate company investments:
Interest income	1,475	244
Total investment income from non-controlled affiliate company investments	1,475	244
From controlled affiliate company investments:
Interest income	(18)	350
Dividend income	—	1,905
Total investment income from controlled affiliate company investments	(18)	2,255
Total investment income	74,046	78,607
Expenses
Interest and other debt financing expenses	15,081	22,278
Base management fee	15,224	15,206
Incentive fee	2,004	5,904
Professional fees	837	939
Administrative service fee	1,602	1,402
General and administrative expenses	291	147
Total expenses	35,039	45,876
Net investment income	39,007	32,731
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	4,125	2,656
Non-controlled affiliate company investments	(5,739)	—
Foreign currency transactions	(778)	(155)
Net realized gain (loss) on investment transactions	(2,392)	2,501
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	54,069	17,472
Non-controlled affiliate company investments	9,071	(427)
Controlled affiliate company investments	(50)	(829)
Translation of assets and liabilities in foreign currencies	(1,374)	(3,150)
Forward currency contracts	(3,892)	(1,250)
Net change in unrealized appreciation (depreciation) on investment transactions	57,824	11,816
Net gain on investment transactions	55,432	14,317
Net increase in net assets resulting from operations	$94,439	$47,048
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.56	$0.34
Dividends and distributions declared per common share	$0.29	$0.46
Basic and diluted weighted average common shares outstanding (Note 10)	167,259,511	136,989,243

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	32,731	32,731
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,501	2,501
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	11,816	11,816
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings	—	—	—	(61,023)	(61,023)
Total increase (decrease) for the period ended December 31, 2019	1,149,409	1	20,229	(13,975)	6,255
Balance at December 31, 2019	133,807,609	$134	$2,330,839	$(101,864)	$2,229,109
Balance at September 30, 2020	167,259,511	$167	$2,624,608	$(228,582)	$2,396,193
Net increase in net assets resulting from operations:
Net investment income	—	—	—	39,007	39,007
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(2,392)	(2,392)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	57,824	57,824
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(48,505)	(48,505)
Total increase (decrease) for the period ended December 31, 2020	—	—	—	45,934	45,934
Balance at December 31, 2020	167,259,511	$167	$2,624,608	$(182,648)	$2,442,127

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$94,439	$47,048
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,204	571
Accretion of discounts and amortization of premiums on investments	4,624	7,869
Accretion of discounts on issued debt securities	471	295
Net realized (gain) loss on investments	1,614	(2,656)
Net realized (gain) loss on foreign currency and other transactions	778	155
Net change in unrealized (appreciation) depreciation on investments	(63,090)	(16,216)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1,374	3,150
Net change in unrealized (appreciation) depreciation on forward currency contracts	3,892	1,250
Proceeds from (fundings of) revolving loans, net	3,911	(239)
Fundings of investments	(490,007)	(296,814)
Proceeds from principal payments and sales of portfolio investments	278,665	154,305
PIK interest	(4,725)	(1,633)
Changes in operating assets and liabilities:
Interest receivable	(1,365)	2,283
Cash collateral held at broker for forward currency contracts	(2,100)	(600)
Receivable from investments sold	259	—
Other assets	665	83
Interest payable	4,676	3,944
Management and incentive fees payable	(17)	8,012
Accounts payable and other liabilities	(140)	(22,409)
Accrued trustee fees	—	(192)
Net cash provided by (used in) operating activities	(164,872)	(111,794)
Cash flows from financing activities
Borrowings on debt	797,389	331,966
Repayments of debt	(491,339)	(193,946)
Capitalized debt issuance costs	(6,130)	(1,062)
Proceeds from other short-term borrowings	—	64,769
Distributions paid	(33,846)	(40,793)
Purchases of common stock under reinvestment plan	(14,659)	—
Net cash (used in) provided by financing activities	251,415	160,934
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	86,543	49,140
Effect of foreign currency exchange rates	192	(125)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	184,430	84,208
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$271,165	$133,223
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,731	$17,763
Distributions declared during the period	48,505	61,023
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$20,230
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	38,500	—
Redemptions of Class A-2 GCIC 2018 Notes	(38,500)	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$26,500	$18,914
Foreign currencies (cost of $527 and $512, respectively)	527	512
Restricted cash and cash equivalents	242,783	112,353
Restricted foreign currencies (cost of $1,340 and $1,444, respectively)	1,355	1,444
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$271,165	$133,223
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#~^	Senior loan	L + 5.50%	(c)	6.50%	06/2023	$40,477	$40,070	1.6%	$39,870
NTS Technical Systems~	Second lien	L + 9.75%	(c)	10.75%	12/2023	4,589	4,502	0.2	4,497
NTS Technical Systems(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(48)	—	(61)
NTS Technical Systems(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(76)	—	(81)
Tronair Parent, Inc.+	Senior loan	L + 4.75%	(e)	5.75%	09/2023	716	710	—	638
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)	4.71%	09/2021	160	159	—	154
Whitcraft LLC*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	63,735	64,087	2.5	59,912
Whitcraft LLC(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(2)	—	(18)
						109,677	109,402	4.3	104,911
Airlines
Aurora Lux Finco S.A.R.L.(8)(13)	One stop	L + 5.75%	(c)	6.75%	12/2026	993	971	—	893

Auto Components
Polk Acquisition Corp.*#	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	18,167	18,011	0.7	17,077
Polk Acquisition Corp.	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	108	106	—	100
Polk Acquisition Corp.	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	18	16	—	4
Power Stop, LLC+~	Senior loan	L + 4.50%	(a)	4.65%	10/2025	2,835	2,886	0.1	2,835
						21,128	21,019	0.8	20,016
Automobiles
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	15,591	15,347	0.6	15,591
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	78	76	—	78
JHCC Holdings LLC	One stop	L + 5.50%	(c)(f)	7.10%	09/2025	55	54	—	55
MOP GM Holding, LLC+~	One stop	L + 5.75%	(c)	6.75%	11/2026	24,404	24,104	1.0	24,160
MOP GM Holding, LLC	One stop	L + 5.75%	(c)(f)	6.85%	11/2026	130	128	—	128
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(56)	—	(45)
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.50%	(a)	7.50%	10/2024	13,050	13,069	0.5	12,919
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	2,355	2,327	0.1	2,331
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	7.50%	10/2024	2,199	2,103	0.1	2,101
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(a)	7.50%	04/2023	2,057	2,103	0.1	2,036
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(a)	7.50%	04/2023	1,375	1,405	0.1	1,361
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	7.50%	10/2024	1,120	1,163	—	1,108
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	—	—	(2)
TWAS Holdings, LLC+	One stop	L + 6.75%	(a)	7.75%	12/2026	31,111	30,722	1.3	30,800
TWAS Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	(4)
TWAS Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(90)	—	(80)
						93,525	92,451	3.8	92,537

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Abita Brewing Co., L.L.C.(7)	One stop	L + 7.25%	(c)	8.25%	04/2021	$9,982	$9,969	0.4%	$8,485
Abita Brewing Co., L.L.C.(7)	One stop	L + 7.25%	(c)	8.25%	04/2021	40	39	—	34
Fintech Midco, LLC*#	One stop	L + 5.00%	(c)	6.00%	08/2024	24,349	24,671	1.0	24,349
Fintech Midco, LLC#	One stop	L + 5.00%	(c)	6.00%	08/2024	1,128	1,163	—	1,128
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
						35,499	35,841	1.4	33,996
Biotechnology
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	11,047	11,081	0.4	11,047
BIO18 Borrower, LLC*#	One stop	L + 4.75%	(a)	5.75%	11/2024	3,953	3,921	0.2	3,953
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	210	210	—	210
BIO18 Borrower, LLC(5)	One stop	L + 4.75%		N/A(6)	11/2024	—	(1)	—	—
						15,210	15,211	0.6	15,210
Building Products
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)(f)	5.50%	03/2024	4,181	4,181	0.2	4,097
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(b)(c)(f)	5.50%	03/2024	1,252	1,283	0.1	1,223
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)(d)(f)	5.50%	03/2024	911	924	—	893
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	438	450	—	429
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)(f)	5.50%	03/2024	279	282	—	273
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	218	218	—	214
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	116	116	—	114
						7,395	7,454	0.3	7,243
Chemicals
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	12,671	12,782	0.5	12,207
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	1,925	1,913	0.1	1,854
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	80	80	—	72
						14,676	14,775	0.6	14,133
Commercial Services & Supplies
EGD Security Systems, LLC*#^	One stop	L + 5.65%	(c)	6.65%	06/2023	30,092	30,418	1.2	30,092
EGD Security Systems, LLC*	One stop	L + 5.65%	(c)	6.65%	06/2023	1,258	1,257	0.1	1,258
EGD Security Systems, LLC	One stop	L + 5.65%	(c)	6.65%	06/2023	767	760	—	767
EGD Security Systems, LLC#	One stop	L + 5.65%	(c)	6.65%	06/2023	644	661	—	644
EGD Security Systems, LLC#	One stop	L + 5.65%	(c)	6.65%	06/2023	575	572	—	575
EGD Security Systems, LLC	One stop	L + 5.65%	(c)	6.65%	06/2023	40	39	—	40
EGD Security Systems, LLC(5)	One stop	L + 5.65%		N/A(6)	06/2023	—	(28)	—	—
Bazaarvoice, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	02/2024	48,006	48,576	2.0	47,526
Bazaarvoice, Inc.+	One stop	L + 5.75%	(c)	6.75%	02/2024	21,094	20,886	0.9	20,883
Bazaarvoice, Inc.(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	(4)
Hydraulic Authority III Limited~(8)(9)(10)	One stop	L + 6.00%	(h)	7.00%	11/2025	11,709	11,907	0.5	12,198
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	$222	$225	—%	$239
Hydraulic Authority III Limited(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2025	—	—	—	(6)
PT Intermediate Holdings III, LLC+~^	One stop	L + 5.50%	(c)	6.50%	10/2025	29,700	29,331	1.2	28,512
WRE Holding Corp.*#	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	2,270	2,302	0.1	2,270
WRE Holding Corp.^	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	938	962	—	938
WRE Holding Corp.	Senior loan	L + 5.25%	(c)	6.25%	01/2023	688	687	—	688
WRE Holding Corp.	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	407	407	—	407
WRE Holding Corp.	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	23	23	—	23
WRE Holding Corp.	Senior loan	L + 5.25%	(a)(c)	6.25%	01/2023	16	17	—	16
WRE Holding Corp.	Senior loan	L + 5.25%		N/A(6)	01/2023	—	8	—	—
						148,449	149,007	6.0	147,066

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Reladyne, Inc.*#^	Senior loan	L + 5.00%	(d)	6.00%	07/2022	$32,778	$32,967	1.4%	$32,778
Reladyne, Inc.~	Senior loan	L + 5.00%	(d)	6.00%	07/2022	3,473	3,524	0.1	3,473
Reladyne, Inc.+	Senior loan	L + 5.00%	(a)	6.00%	07/2022	3,386	3,354	0.1	3,386
Reladyne, Inc.	Senior loan	L + 5.00%	(c)(d)	6.00%	07/2022	2,750	2,789	0.1	2,750
Reladyne, Inc.*#	Senior loan	L + 5.00%	(d)	6.00%	07/2022	1,880	1,908	0.1	1,880
Reladyne, Inc.#~	Senior loan	L + 5.00%	(d)	6.00%	07/2022	1,621	1,645	0.1	1,621
Reladyne, Inc.#	Senior loan	L + 5.00%	(d)	6.00%	07/2022	1,541	1,578	0.1	1,541
Reladyne, Inc.#~	Senior loan	L + 5.00%	(d)	6.00%	07/2022	738	749	—	738
						48,167	48,514	2.0	48,167
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	820	813	—	820
AmerCareRoyal LLC+(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	152	151	—	152
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	2,424	2,377	0.1	2,376
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	1,582	1,570	0.1	1,550
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	630	625	—	617
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	605	600	—	594
Fortis Solutions Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	12/2023	—	—	—	(1)
Plano Molding Company, LLC+	One stop	L + 9.00%	(c)	8.50% cash/1.50% PIK	05/2022	14,653	14,617	0.5	12,454
Plano Molding Company, LLC	One stop	L + 9.00%	(c)	8.50% cash/1.50% PIK	05/2022	1,186	1,177	0.1	1,186
						22,052	21,930	0.8	19,748

Distributors
PetroChoice Holdings, Inc.#^	Senior loan	L + 5.00%	(c)	6.00%	08/2022	3,267	3,273	0.1	3,104

Diversified Consumer Services
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	914	899	—	832
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	30	29	—	27
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	16
Excelligence Learning Corporation#	One stop	L + 7.00%	(c)	8.00%	04/2023	10,466	10,233	0.3	8,373
Learn-it Systems, LLC	Senior loan	L + 5.00%	(c)	5.00% cash/0.50% PIK	03/2025	2,542	2,588	0.1	2,542
Learn-it Systems, LLC	Senior loan	L + 5.00%	(c)	5.50%	03/2025	608	607	—	608
Learn-it Systems, LLC	Senior loan	L + 4.50%		N/A(6)	03/2025	—	—	—	—
Liminex, Inc.~	One stop	L + 7.25%	(a)	8.25%	11/2026	25,462	24,988	1.0	25,207
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(2)	—	(2)
Litera Bidco LLC+^	One stop	L + 5.25%	(a)	6.25%	05/2026	3,740	3,760	0.2	3,568
Litera Bidco LLC+	One stop	L + 6.00%	(c)	7.00%	05/2026	1,307	1,291	0.1	1,291
Litera Bidco LLC	One stop	L + 5.25%	(a)	5.40%	05/2026	701	725	—	669
Litera Bidco LLC	One stop	L + 5.25%	(a)	6.25%	05/2026	701	725	—	669
Litera Bidco LLC(5)	One stop	L + 5.25%		N/A(6)	05/2025	—	—	—	(2)
PADI Holdco, Inc.*#	One stop	L + 8.75%	(c)	8.25% cash/1.50% PIK	04/2024	21,686	21,859	0.8	18,429
PADI Holdco, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	4.25% cash/1.50% PIK	04/2024	20,634	20,892	0.8	18,343
PADI Holdco, Inc.~	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	803	797	—	682
PADI Holdco, Inc.	One stop	L + 7.25%	(a)	6.75% cash/1.50% PIK	04/2023	180	179	—	146
PADI Holdco, Inc.	One stop	L + 8.75%	(c)	8.25% cash/1.50% PIK	04/2024	166	165	—	141
						89,958	89,753	3.3	81,539
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.75%	(c)	6.50%	11/2026	$3,614	$3,561	0.1%	$3,560
Higginbotham Insurance Agency, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(8)	—	(8)
Institutional Shareholder Services*	Senior loan	L + 4.50%	(c)	4.75%	03/2026	18,727	19,096	0.8	18,727
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	4.74%	03/2024	190	187	—	190
Sovos Compliance*+^	One stop	L + 4.75%	(a)	5.75%	04/2024	19,614	20,117	0.8	19,614
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	9,221	9,448	0.4	9,221
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	4,322	4,242	0.2	4,322
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,903	1,952	0.1	1,903
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	1,260	1,296	—	1,260
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	768	789	—	768
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	96	95	—	96
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	85	84	—	85
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(21)	—	—
						59,800	60,838	2.4	59,738

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electric Utilities
Arcos, LLC#^	One stop	L + 5.00%	(c)	6.00%	02/2021	$11,368	$11,395	0.5%	$11,368
Arcos, LLC	One stop	L + 5.00%		N/A(6)	02/2021	—	—	—	—
						11,368	11,395	0.5	11,368
Electronic Equipment, Instruments & Components
CST Buyer Company+	One stop	L + 6.00%	(d)	7.00%	10/2025	20,580	20,331	0.8	20,374
CST Buyer Company+~	One stop	L + 6.00%	(a)	7.00%	10/2025	10,189	10,084	0.4	10,087
CST Buyer Company	One stop	L + 6.00%		N/A(6)	10/2025	—	—	—	—
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	660	649	—	659
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	140	138	—	139
ES Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	89	86	—	91
ES Acquisition, LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	46	46	—	46
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	45	44	—	45
ES Acquisition LLC	Second lien	L + 5.00%	(c)	6.00%	11/2025	36	35	—	36
Pasternack Enterprises, Inc. and Fairview Microwave, Inc+~	Senior loan	L + 4.00%	(a)	4.15%	07/2025	23,578	23,790	1.0	23,342
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
Inventus Power, Inc.*#+	One stop	L + 5.50%	(a)	6.50%	04/2021	14,303	14,099	0.6	14,303
Inventus Power, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2021	—	(9)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(a)	9.00%	10/2021	9,435	9,410	0.4	9,435
						79,101	78,703	3.2	78,557

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	$18,562	$18,743	0.8%	$18,562
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)	6.50%	09/2023	2,415	2,414	0.1	2,415
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2023	2,243	2,308	0.1	2,243
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	1,423	1,465	0.1	1,423
Cafe Rio Holding, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2023	1,257	1,293	—	1,257
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)	6.50%	09/2023	181	181	—	181
Cafe Rio Holding, Inc.	One stop	L + 5.50%		N/A(6)	09/2023	—	—	—	—
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	13,688	13,729	0.6	13,688
Captain D's, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2023	120	121	—	120
Feeders Supply Company, LLC#+	One stop	L + 6.00%	(a)	7.00%	04/2023	9,101	9,049	0.4	9,101
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	155	155	—	155
Feeders Supply Company, LLC	One stop	L + 6.00%	(a)	7.00%	04/2021	10	10	—	10
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	10,398	10,382	0.4	9,566
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,819	1,871	0.1	1,673
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,149	1,183	—	1,058
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	364	373	—	335
FWR Holding Corporation	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	274	273	—	252
FWR Holding Corporation#	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	272	279	—	250
FWR Holding Corporation	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	131	130	—	121
FWR Holding Corporation(5)	One stop	L + 7.00%		N/A(6)	08/2023	—	—	—	(10)
FWR Holding Corporation	One stop	L + 7.00%		N/A(6)	08/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	834	855	—	834
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	655	672	—	655
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	643	640	—	643
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	316	315	—	316
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	316	314	—	316
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	156	155	—	156
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	95	94	—	95
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(2)	—	—
NBC Intermediate, LLC+~	Senior loan	L + 6.00%	(d)	7.00%	09/2023	18,536	18,356	0.8	18,350
NBC Intermediate, LLC#+~	Senior loan	L + 6.00%	(c)	7.00%	09/2023	9,657	9,624	0.4	9,561
NBC Intermediate, LLC*#+~	Senior loan	L + 6.00%	(c)	7.00%	09/2023	5,047	5,059	0.2	4,996
NBC Intermediate, LLC#+~	Senior loan	L + 6.00%	(a)(c)	7.00%	09/2023	4,301	4,341	0.2	4,257
NBC Intermediate, LLC#	Senior loan	L + 6.00%	(a)	7.00%	09/2023	667	660	—	660
NBC Intermediate, LLC(5)	Senior loan	L + 6.00%		N/A(6)	09/2023	—	—	—	(1)
Ruby Slipper Cafe LLC, The*	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	2,046	2,040	0.1	1,719
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	414	426	—	348
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	30	30	—	25
Wetzel's Pretzels, LLC*#	One stop	L + 7.25%	(c)	7.75% cash/0.50% PIK	09/2021	16,929	17,030	0.7	16,082
Wetzel's Pretzels, LLC	One stop	L + 7.25%	(c)	7.75% cash/0.50% PIK	09/2021	100	101	—	96
Wood Fired Holding Corp.*#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	14,163	14,354	0.6	13,739
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	701	701	—	680
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	202	201	—	196
						139,370	139,925	5.6	136,123
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
FCID Merger Sub, Inc.+~	One stop	L + 6.00%	(c)	7.00%	12/2026	$13,694	$13,490	0.5%	$13,556
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	(1)
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(42)	—	(43)
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	5,006	4,907	0.2	4,605
Flavor Producers, LLC(5)	Senior loan	L + 4.75%	(c)	N/A(6)	12/2022	—	(4)	—	(2)
MAPF Holdings, Inc.+~	One stop	L + 6.00%	(c)	7.00%	12/2026	29,386	29,094	1.2	29,092
MAPF Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(44)	—	(45)
MAPF Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(3)	—	(3)
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	76	80	—	76
						48,162	47,477	1.9	47,235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC+~	One stop	L + 5.00%	(c)	6.00%	06/2025	$4,249	$4,314	0.2%	$4,249
Aspen Medical Products, LLC+	One stop	L + 5.00%	(c)	6.00%	06/2025	271	269	—	271
Aspen Medical Products, LLC	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC+^	Senior loan	L + 4.75%	(c)	5.75%	12/2023	5,243	5,203	0.2	5,243
Blades Buyer, Inc.+~^	Senior loan	L + 4.75%	(c)	5.75%	08/2025	6,618	6,605	0.3	6,518
Blades Buyer, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	—	—	(2)
Blades Buyer, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(20)	—	(21)
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.15%	07/2026	27,621	27,671	1.1	27,621
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.15%	07/2026	2,756	2,669	0.1	2,756
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)	5.24%	08/2025	400	396	—	398
CCSL Holdings, LLC+	One stop	L + 5.75%	(c)	6.75%	12/2026	15,672	15,476	0.6	15,516
CCSL Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(2)	—	(2)
CCSL Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(63)	—	(56)
CMI Parent Inc.#+^	Senior loan	L + 4.25%	(c)	5.25%	08/2025	6,616	6,738	0.3	6,484
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(6)
Flexan, LLC+^	One stop	L + 5.25%	(c)	6.25%	02/2022	8,428	8,391	0.3	8,428
Flexan, LLC*#	One stop	L + 5.25%	(c)	6.25%	02/2022	3,264	3,250	0.1	3,264
Flexan, LLC+	One stop	L + 5.25%	(c)	6.25%	02/2022	2,341	2,330	0.1	2,341
Flexan, LLC#	One stop	L + 5.25%	(c)	6.25%	02/2022	1,536	1,529	0.1	1,536
Flexan, LLC(5)	One stop	L + 5.25%		N/A(6)	02/2022	—	(4)	—	—
G & H Wire Company, Inc.#^	One stop	L + 7.75%	(a)	8.00% cash/0.75% PIK	09/2023	11,153	11,107	0.5	10,930
G & H Wire Company, Inc.	One stop	L + 7.75%	(a)	N/A(6)	09/2022	—	—	—	—
Joerns Healthcare, LLC*	One stop	L + 6.00%	(c)	7.00%	08/2024	1,873	1,829	0.1	1,833
Joerns Healthcare, LLC	One stop	L + 6.00%	(c)	7.00%	08/2024	1,800	1,774	0.1	1,764
Katena Holdings, Inc.#	One stop	L + 6.50%	(c)	7.50%	06/2021	12,696	12,740	0.5	12,441
Katena Holdings, Inc.#	One stop	L + 6.50%	(c)	7.50%	06/2021	1,240	1,245	0.1	1,215
Katena Holdings, Inc.+	One stop	L + 6.50%	(c)	7.50%	06/2021	927	924	—	909
Katena Holdings, Inc.#	One stop	L + 6.50%	(c)	7.50%	06/2021	849	852	—	832
Katena Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	06/2021	200	200	—	196
Lombart Brothers, Inc.*#~	One stop	L + 8.25%	(c)	8.25% cash/1.00% PIK	04/2023	28,940	29,159	1.1	26,625
Lombart Brothers, Inc.#(8)	One stop	L + 8.25%	(c)	8.25% cash/1.00% PIK	04/2023	3,116	3,141	0.1	2,867
Lombart Brothers, Inc.	One stop	L + 9.25%	(a)(c)	9.25% cash/1.00% PIK	04/2023	280	280	—	258
Lombart Brothers, Inc.(8)	One stop	L + 9.25%	(a)	9.25% cash/1.00% PIK	04/2023	50	49	—	46
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(c)	7.00%	06/2021	7,728	7,728	0.3	7,574
Orthotics Holdings, Inc.*#	One stop	L + 16.00%	(c)	7.00% cash/10.00% PIK	06/2021	3,994	3,994	0.2	3,675
Orthotics Holdings, Inc.*#(8)	One stop	L + 6.00%	(c)	7.00%	06/2021	1,267	1,267	0.1	1,242
Orthotics Holdings, Inc.*#(8)	One stop	L + 16.00%	(c)	7.00% cash/10.00% PIK	06/2021	655	655	—	603
Orthotics Holdings, Inc.	One stop	L + 6.00%		N/A(6)	06/2021	—	—	—	—
						161,783	161,694	6.5%	157,548

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.#	One stop	L + 6.50%	(c)	7.50%	12/2021	$24,504	$24,654	0.9%	$20,829
Active Day, Inc.#	One stop	L + 6.50%	(c)	7.50%	12/2021	1,891	1,904	0.1	1,607
Active Day, Inc.*#	One stop	L + 6.50%	(c)	7.50%	12/2021	1,219	1,227	0.1	1,036
Active Day, Inc.	One stop	L + 6.50%	(c)	7.50%	12/2021	971	988	—	825
Active Day, Inc.	One stop	L + 6.50%	(c)	7.50%	12/2021	856	853	—	728
Active Day, Inc.*#	One stop	L + 6.50%	(c)	7.50%	12/2021	842	848	—	716
Active Day, Inc.	One stop	L + 6.50%	(c)	7.50%	12/2021	102	102	—	86
Active Day, Inc.	One stop	L + 6.50%	(c)	N/A(6)	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	7,166	7,193	0.3	6,944
Acuity Eyecare Holdings, LLC#	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	6,051	6,110	0.2	5,864
Acuity Eyecare Holdings, LLC~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	5,630	5,730	0.2	5,456
Acuity Eyecare Holdings, LLC~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	3,285	3,379	0.1	3,183
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	795	814	—	769
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	293	291	—	284
Acuity Eyecare Holdings, LLC	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2024	248	246	—	273
Acuity Eyecare Holdings, LLC	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	151	150	—	146
Acuity Eyecare Holdings, LLC	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2024	151	150	—	166
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%	(c)	7.25%	03/2024	1	(2)	—	15
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(d)	6.75%	05/2022	41,764	42,115	1.7	41,764
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(d)	6.75%	05/2022	210	211	—	210
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(d)	6.75%	05/2022	190	189	—	190
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(d)	6.75%	05/2022	162	164	—	162
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(d)	6.75%	05/2022	62	63	—	62
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(c)	6.25%	03/2021	11,433	6,860	—	259
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	9.75%	03/2021	4,082	7	—	—
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 5.00%	(c)	6.25%	03/2021	782	469	—	18
Advanced Pain Management Holdings, Inc.(5)(7)	Senior loan	L + 5.00%	(c)	6.25%	03/2021	347	(21)	—	8
Agilitas USA, Inc.*#	One stop	L + 5.50%	(c)	6.50%	04/2022	9,227	9,257	0.4	9,042
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	6.50%	04/2022	100	100	—	98
CRH Healthcare Purchaser, Inc.+~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	19,502	19,555	0.8	19,306
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,185	4,172	0.2	4,143
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(4)
DCA Investment Holding, LLC*#+	One stop	L + 5.25%	(c)	6.25%	07/2021	31,324	31,460	1.3	31,324
DCA Investment Holding, LLC*#+~	One stop	L + 5.25%	(c)	6.25%	07/2021	27,140	27,306	1.1	27,140
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.25%	07/2021	8,297	8,368	0.3	8,297
DCA Investment Holding, LLC~	One stop	L + 5.25%	(c)	6.25%	07/2021	4,023	4,072	0.2	4,023
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.25%	07/2021	3,659	3,705	0.2	3,659
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	6.25%	07/2021	2,737	2,735	0.1	2,737
DCA Investment Holding, LLC*#	One stop	L + 5.25%	(c)	6.25%	07/2021	2,505	2,536	0.1	2,505
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.25%	07/2021	1,246	1,255	0.1	1,246
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(c)	6.25%	07/2021	$296	$298	—%	$296
DCA Investment Holding, LLC*~	One stop	L + 5.25%	(c)	6.25%	07/2021	92	93	—	92
Deca Dental Management LLC*#	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	11,311	11,413	0.5	11,311
Deca Dental Management LLC#~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	1,377	1,391	0.1	1,377
Deca Dental Management LLC+~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	994	1,003	—	994
Deca Dental Management LLC	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	737	747	—	737
Deca Dental Management LLC	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	100	100	—	100
Deca Dental Management LLC(5)	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	12/2021	2	(1)	—	2
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	709	699	—	700
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	249	247	—	246
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	112	112	—	111
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	69	68	—	69
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	58	57	—	57
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	10	10	—	10
Encorevet Group LLC(5)	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	(1)
ERG Buyer, LLC*#	One stop	L + 5.50%	(c)	6.50%	05/2024	19,084	19,039	0.7	15,649
ERG Buyer, LLC	One stop	P + 4.50%	(f)	7.75%	05/2024	300	296	—	246
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	18,183	18,266	0.7	17,274
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.25%	05/2023	7,976	8,090	0.3	7,577
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	6,985	7,092	0.3	6,636
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	5,140	5,159	0.2	4,884
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	2,385	2,420	0.1	2,266
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	7.25%	05/2023	1,530	1,554	0.1	1,454
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,131	1,149	0.1	1,075
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	997	1,012	—	947
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	644	651	—	612
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	400	399	—	380
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	L + 5.00%	(k)	5.51%	03/2027	11,802	11,698	0.5	12,035
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	L + 5.00%	(k)	5.51%	03/2027	96	93	—	99
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(12)	One stop	L + 5.00%	(c)	6.00%	03/2027	20	19	—	20
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	2,353	2,342	0.1	2,353
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,111	1,147	0.1	1,111
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	918	916	—	918
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	50	50	—	50
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	6.00%	08/2024	14,506	14,652	0.6	14,506
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.00%	08/2024	622	622	—	622
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	11,360	11,205	0.5	11,247
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	6,565	6,428	0.3	6,452
Midwest Veterinary Partners, LLC^	One stop	L + 5.75%	(c)	6.75%	07/2025	4,263	4,202	0.2	4,220
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	4,120	4,088	0.2	4,079
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	1,022	1,014	—	1,012
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	78	78	—	75
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.75%	(c)	6.75%	06/2023	$9,358	$9,311	0.4%	$9,358
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.75%	(c)	6.75%	06/2023	4,506	4,567	0.2	4,506
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.75%		N/A(6)	06/2022	—	(1)	—	—
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(a)	3.69%	02/2026	2,877	2,852	0.1	2,877
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,295	17,639	0.5	12,770
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,239	1,906	0.1	1,482
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	1.00%	05/2022	2,122	1,929	0.1	1,404
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,606	1,367	0.1	1,063
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,419	1,208	—	939
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,235	1,052	—	818
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	962	819	—	637
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	834	710	—	552
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	514	438	—	340
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	290	266	—	193
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	98	89	—	65
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	5/1/2022	89	81	—	59
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	5/1/2022	69	63	—	46
Oliver Street Dermatology Holdings, LLC(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	64	58	—	42
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	01/2023	19,080	19,170	0.8	19,080
Pinnacle Treatment Centers, Inc.*	One stop	L + 6.25%	(c)	7.25%	01/2023	7,612	7,563	0.3	7,612
Pinnacle Treatment Centers, Inc.#	One stop	L + 6.25%	(c)	7.25%	01/2023	1,566	1,570	0.1	1,566
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	7.25%	01/2023	707	713	—	707
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	7.25%	01/2023	186	188	—	186
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	7.25%	01/2023	106	107	—	106
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	7.25%	01/2023	38	37	—	38
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%		N/A(6)	01/2023	—	1	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	25,061	23,907	0.9	21,542
PPT Management Holdings, LLC	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	304	292	—	262
PPT Management Holdings, LLC	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	180	173	—	154
PPT Management Holdings, LLC	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	88	71	—	76
PPT Management Holdings, LLC(5)	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	18	(3)	—	(40)
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	7.50%	08/2022	14,942	14,821	0.6	14,942
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	8/1/2022	461	457	—	461
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	333	329	—	333
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	290	288	—	290
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	112	110	—	112
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	7.50%	08/2022	45	44	—	45
Pyramid Healthcare, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2022	—	(6)	—	—
Riverchase MSO, LLC*#	Senior loan	L + 6.75%	(c)	6.75% cash/1.00% PIK	10/2022	9,624	9,710	0.4	9,431
Riverchase MSO, LLC	Senior loan	L + 6.75%	(c)	6.75% cash/1.00% PIK	10/2022	130	130	—	128
RXH Buyer Corporation*#	One stop	L + 5.75%	(c)	6.75%	09/2022	27,452	27,521	1.1	27,452
RXH Buyer Corporation*#	One stop	L + 5.75%	(c)	6.75%	09/2022	3,107	3,115	0.1	3,107
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
RXH Buyer Corporation	One stop	L + 5.75%		N/A(6)	09/2022	$—	$—	—%	$—
Summit Behavioral Healthcare, LLC*#+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	29,568	29,273	1.2	29,272
Summit Behavioral Healthcare, LLC	Senior loan	L + 5.00%	(c)	6.00%	10/2023	100	96	—	98
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 5.00%		N/A(6)	10/2023	—	(30)	—	(31)
Veterinary Specialists of North America, LLC*#	Senior loan	L + 4.25%	(a)	4.40%	04/2025	41,546	42,882	1.7	41,546
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.40%	04/2025	11,809	11,805	0.5	11,809
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	4.40%	04/2025	2,864	2,845	0.1	2,864
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.25%	(a)	4.40%	04/2025	1,441	1,490	0.1	1,441
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.40%	04/2025	835	832	—	835
WHCG Management, LLC*#	Senior loan	L + 4.50%	(c)	5.50%	03/2023	16,026	16,110	0.7	16,026
WHCG Management, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2023	5,613	5,579	0.2	5,613
WHCG Management, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2023	1,978	1,973	0.1	1,978
WHCG Management, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2023	338	336	—	338
WHCG Management, LLC	Senior loan	L + 4.50%	(d)	5.50%	3/1/2023	116	118	—	116
						638,143	627,102	24.4	595,662
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.~	One stop	L + 8.50%	(a)	9.50%	02/2024	$7,550	$7,612	0.3%	$7,550
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HealthcareSource HR, Inc.*#	One stop	L + 6.25%	(c)	7.25%	05/2023	33,652	33,679	1.4	33,652
HealthcareSource HR, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(1)	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	2,000	1,960	0.1	1,955
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	1,008	1,008	—	985
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	225	223	—	220
HealthEdge Software, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	(1)
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(c)	6.75%	08/2026	6,297	6,260	0.3	6,234
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,977	1,957	0.1	1,957
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	647	641	—	640
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2025	18	17	—	17
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(14)	—	(14)
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,371	0.4	10,371
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	941	953	—	950
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	753	763	—	760
Kareo, Inc.	One stop	P + 8.00%	(f)	11.25%	06/2022	80	80	—	80
Nextech Holdings, LLC^	One stop	L + 5.50%	(c)	5.71%	06/2025	4,002	4,065	0.2	3,841
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.72%	06/2025	1,951	1,938	0.1	1,873
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(24)
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(16)
Qgenda Intermediate Holdings, LLC^	One stop	L + 5.50%	(c)	6.50%	06/2025	15,238	15,238	0.6	15,086
Qgenda Intermediate Holdings, LLC+~	One stop	L + 5.50%	(c)	6.50%	06/2025	12,412	12,290	0.5	12,288
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	06/2025	990	990	—	980
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	—	—	(2)
Transaction Data Systems, Inc.*#+~^	One stop	L + 5.38%	(c)	6.38%	06/2021	83,264	83,778	3.4	83,264
Transaction Data Systems, Inc.	One stop	L + 5.38%	(c)	6.38%	06/2021	240	241	—	240
Verisys Corporation*#	One stop	L + 8.25%	(c)	8.75% cash/0.50% PIK	01/2023	8,483	8,577	0.4	8,313
Verisys Corporation	One stop	L + 8.25%	(c)	8.75% cash/0.50% PIK	01/2023	40	40	—	40
						192,041	192,659	7.8	191,239

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.+~	One stop	L + 5.25%	(c)	6.25%	08/2025	$45,068	$46,339	1.9%	$45,068
BJH Holdings III Corp.(5)	One stop	L + 5.25%		N/A(6)	08/2025	—	(6)	—	—
CR Fitness Holdings, LLC+~	Senior loan	L + 4.25%	(c)	5.25%	07/2025	1,993	2,005	0.1	1,854
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	07/2025	268	262	—	208
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	74	74	—	70
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	7,007	6,954	0.2	4,905
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,077	1,073	—	754
Davidson Hotel Company, LLC(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(2)	—	(30)
Davidson Hotel Company, LLC(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(18)	—	—
EOS Fitness Opco Holdings, LLC*#	One stop	L + 5.25%	(c)	6.25%	01/2025	8,653	8,760	0.3	7,788
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	911	922	—	820
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	120	120	—	108
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	6.25%	07/2025	17,342	17,141	0.6	14,914
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	2,313	2,360	0.1	1,990
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	1,256	1,239	0.1	1,080
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.25%	07/2025	200	199	—	172
Self Esteem Brands, LLC*#^	Senior loan	L + 4.25%	(a)	5.25%	02/2022	45,724	46,017	1.8	44,811
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	6.50%	02/2022	2,338	2,335	0.1	2,292
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	916	901	—	897
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	55	54	—	54
Sunshine Sub, LLC#~	One stop	L + 4.75%	(c)	5.75%	05/2024	12,891	12,984	0.5	12,117
Sunshine Sub, LLC#	One stop	L + 4.75%	(c)	5.75%	05/2024	5,640	5,811	0.2	5,302
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(12)
Tropical Smoothie Cafe Holdings, LLC+	Senior loan	L + 5.50%	(a)(b)(c)	6.50%	09/2026	16,978	16,817	0.7	16,978
Tropical Smoothie Cafe Holdings, LLC	Senior loan	L + 5.50%	(a)	6.50%	09/2026	15	14	—	15
Velvet Taco Holdings, Inc.~	One stop	L + 8.00%	(b)(c)(e)	8.00% cash/1.00% PIK	03/2026	1,777	1,757	0.1	1,599
Velvet Taco Holdings, Inc.	One stop	L + 11.00%	(c)	8.00% cash/4.00% PIK	03/2026	91	90	—	91
Velvet Taco Holdings, Inc.	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						172,707	174,201	6.7	163,845
Household Durables
Groundworks LLC^	Senior loan	L + 6.25%	(c)	7.25%	01/2026	4,697	4,637	0.2	4,627
Groundworks LLC	Senior loan	L + 6.25%	(c)	7.25%	01/2026	325	309	—	309
Groundworks LLC	Senior loan	L + 6.25%	(c)	7.25%	01/2026	84	83	—	83
Groundworks LLC(5)	Senior loan	L + 6.25%		N/A(6)	01/2026	—	—	—	(1)
						5,106	5,029	0.2	5,018

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc. #^	One stop	L + 5.25%	(c)	6.25%	03/2026	$3,419	$3,491	0.2%	$3,419
WU Holdco, Inc.	One stop	L + 5.25%	(c)	6.25%	03/2026	391	391	—	391
WU Holdco, Inc.	One stop	L + 5.25%	(c)	5.50%	03/2025	10	9	—	8
						3,820	3,891	0.2	3,818
Industrial Conglomerates
Arch Global CCT Holdings Corp.#^	Senior loan	L + 4.75%	(c)	5.00%	04/2026	4,183	4,216	0.2	4,099
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	(2)
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(1)
Madison Safety & Flow LLC^	Senior loan	L + 4.00%	(a)	4.15%	03/2025	490	489	—	485
Madison Safety & Flow LLC	Senior loan	L + 4.00%		N/A(6)	03/2025	—	—	—	—
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	L + 6.25%	(c)	7.25%	11/2027	7,969	7,753	0.3	7,946
Specialty Measurement Bidco Limited(8)(10)	One stop	L + 6.25%	(c)	7.25%	11/2027	7,961	7,745	0.3	7,742
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	L + 6.25%		N/A(6)	11/2027	—	(53)	—	(109)
						20,603	20,150	0.8	20,160

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC*#+~^	One stop	L + 5.75%	(c)	6.75%	05/2025	$52,723	$52,884	2.2%	$52,723
Captive Resources Midco, LLC#	One stop	L + 5.75%	(c)	6.75%	05/2025	1,436	1,424	0.1	1,436
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(16)	—	—
High Street Insurance Partners, Inc.+	Senior loan	L + 6.25%	(c)	7.25%	12/2025	870	850	—	870
High Street Insurance Partners, Inc.	Senior loan	L + 6.25%	(d)	7.25%	12/2025	202	195	—	202
Integrity Marketing Acquisition, LLC^	Senior loan	L + 5.50%	(c)	6.50%	08/2025	2,464	2,465	0.1	2,464
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)(d)	6.50%	08/2025	788	784	—	788
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)(d)	6.50%	08/2025	476	474	—	476
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	249	247	—	249
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#^	One stop	L + 6.00%	(c)	7.00%	07/2025	6,152	6,124	0.2	6,152
J.S. Held Holdings, LLC	One stop	P + 5.00%	(f)	8.25%	07/2025	72	66	—	72
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(4)	—	—
Majesco+	One stop	L + 7.75%	(c)	8.75%	09/2027	12,303	12,067	0.5	12,303
Majesco(5)	One stop	L + 7.75%		N/A(6)	09/2026	—	(3)	—	—
Orchid Underwriters Agency, LLC^	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,114	4,162	0.2	4,114
Orchid Underwriters Agency, LLC	Senior loan	L + 4.25%	(d)	5.25%	12/2024	542	542	—	542
Orchid Underwriters Agency, LLC	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
RSC Acquisition, Inc.+~^	One stop	L + 5.50%	(c)	6.50%	10/2026	26,097	25,623	1.1	26,097
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.50%	10/2026	1,303	1,253	0.1	1,303
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	312	107	—	312
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
Sunstar Insurance Group, LLC+	Senior loan	L + 5.50%	(c)	6.50%	10/2026	629	617	—	616
Sunstar Insurance Group, LLC	Senior loan	L + 5.50%		N/A(6)	10/2026	—	—	—	—
Sunstar Insurance Group, LLC(5)	Senior loan	L + 5.50%		N/A(6)	10/2026	—	(8)	—	(8)
						110,732	109,852	4.5	110,711
Internet & Catalog Retail
AutoQuotes, LLC	One stop	L + 6.00%	(c)	7.00%	11/2024	9,887	10,014	0.4	9,097
AutoQuotes, LLC(5)	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	(8)
						9,887	10,014	0.4	9,089
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.~	One stop	L + 7.00%	(c)	8.00%	10/2025	$7,118	$7,060	0.3%	$7,118
Acquia, Inc.	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Appriss Holdings, Inc.+~^	One stop	L + 5.25%	(c)	5.50%	05/2026	24,906	25,580	1.0	24,792
Appriss Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2025	—	(3)	—	(2)
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%	(b)	8.50% cash/1.00% PIK	08/2025	4,630	4,461	0.2	4,721
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(3)	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(13)	—	—
Centrify Corporation*#	One stop	L + 8.25%	(c)	9.25%	08/2024	23,179	23,218	1.0	23,179
Centrify Corporation	One stop	P + 7.25%	(f)	10.50%	08/2024	200	202	—	200
E2open, LLC*#+~^	One stop	L + 5.75%	(c)	6.75%	11/2024	85,686	86,504	3.5	85,686
E2open, LLC	One stop	L + 5.75%	(a)(d)	6.75%	11/2024	370	365	—	370
Episerver, Inc.~(8)(9)	One stop	L + 6.00%	(c)(d)	6.00%	10/2024	20,489	20,779	0.9	21,951
Episerver, Inc.#^	One stop	L + 5.75%	(c)(d)	6.75%	10/2024	12,154	12,331	0.5	12,154
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC*#^	One stop	L + 5.00%	(c)	6.00%	06/2024	47,092	47,390	1.9	47,092
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2024	—	(1)	—	—
Infinisource, Inc.~^	One stop	L + 4.50%	(c)	5.50%	10/2026	29,108	28,703	1.2	29,108
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	244	241	—	244
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	110	109	—	110
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
Maverick Bidco Inc.*#+~	One stop	L + 6.25%	(c)	7.25%	04/2023	48,427	48,539	2.0	47,942
Maverick Bidco Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2023	3,638	3,553	0.2	3,602
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	7.25%	04/2023	3,174	3,224	0.1	3,143
Maverick Bidco Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2023	2,814	2,751	0.1	2,786
Maverick Bidco Inc.^	One stop	L + 6.25%	(c)	7.25%	04/2023	1,689	1,631	0.1	1,672
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	(3)
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(107)	—	(94)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	01/2026	14,456	14,334	0.6	14,456
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	741	734	—	719
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	116	114	—	111
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	42	41	—	39
Red Dawn SEI Buyer, Inc.^	Senior loan	L + 4.25%	(c)	5.25%	11/2025	750	742	—	734
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(2)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(3)
Red Dawn SEI Buyer, Inc.(5)(8)(9)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	—	—	(236)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	—	—	(56)
						331,133	332,472	13.6	331,533

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$8,510	$8,565	0.3%	$7,659
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	1,219	1,212	0.1	1,097
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	848	874	—	763
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	433	448	—	390
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	80	80	—	70
						11,090	11,179	0.4	9,979
Life Sciences Tools & Services
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	29,562	29,619	1.2	29,562
Pace Analytical Services, LLC+	One stop	L + 5.75%	(c)	6.75%	04/2024	7,028	6,933	0.3	7,028
Pace Analytical Services, LLC	One stop	L + 5.75%	(c)	6.75%	04/2024	3,523	3,415	0.1	3,523
Pace Analytical Services, LLC#^	One stop	L + 5.75%	(c)	6.75%	04/2024	2,749	2,757	0.1	2,749
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	1,647	1,675	0.1	1,647
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	1,515	1,523	0.1	1,515
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	1,261	1,260	0.1	1,261
Pace Analytical Services, LLC#^	One stop	L + 5.75%	(c)	6.75%	04/2024	1,220	1,240	0.1	1,220
Pace Analytical Services, LLC	One stop	L + 5.75%	(c)	6.75%	04/2024	990	971	—	990
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	676	677	—	676
Pace Analytical Services, LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2024	558	567	—	558
Pace Analytical Services, LLC*	One stop	L + 5.75%	(c)	6.75%	04/2024	187	190	—	187
Pace Analytical Services, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2024	—	(3)	—	—
						50,916	50,824	2.1	50,916
Machinery
Blackbird Purchaser, Inc. *+~^	Senior loan	L + 4.50%	(c)(f)	4.75%	04/2026	15,961	16,219	0.7	15,481
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	4.74%	04/2024	28	28	—	24
Chase Industries, Inc.+~	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	12,059	12,173	0.4	9,787
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	985	1,018	—	800
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2023	174	177	—	130
						29,207	29,615	1.1	26,222

Marine
Veson Nautical LLC+	One stop	L + 5.50%	(a)	6.50%	11/2025	10,594	10,492	0.4	10,488
Veson Nautical LLC(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(1)	—	(1)
						10,594	10,491	0.4	10,487
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Multiline Retail
Mills Fleet Farm Group LLC*#~^	One stop	L + 6.00%	(d)	7.00%	10/2024	$46,488	$46,378	1.9%	$46,488

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.+~(8)(12)	One stop	L + 5.75%	(c)	6.75%	05/2025	13,725	13,956	0.6	13,451
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(4)
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.40%	07/2025	36,705	37,162	1.5	36,090
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.65%	07/2025	17,298	16,893	0.7	17,184
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	4.40%	07/2023	80	78	—	76
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	4.65%	07/2023	34	32	—	34
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(5)	—	(17)
Project Power Buyer, LLC#+^	One stop	L + 6.25%	(c)	7.25%	05/2026	15,742	15,883	0.6	15,742
Project Power Buyer, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	—
						83,584	83,997	3.4	82,556
Paper & Forest Products
Messenger, LLC+~	One stop	L + 6.50%	(c)(f)	7.50%	08/2023	8,990	9,056	0.4	8,630
Messenger, LLC(5)	One stop	L + 6.50%		N/A(6)	08/2023	—	—	—	(2)
						8,990	9,056	0.4	8,628
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	$30,897	$31,273	1.2%	$27,808
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,277	5,341	0.2	4,749
IMPLUS Footwear, LLC*	One stop	L + 7.75%	(c)	8.75%	04/2024	761	783	—	685
						36,935	37,397	1.4	33,242
Pharmaceuticals
ACP Ulysses Buyer, Inc.+^	Senior loan	L + 5.00%	(a)	6.00%	02/2026	13,177	13,064	0.6	13,177
Apothecary Products, LLC+	Senior loan	L + 4.25%	(a)	5.25%	07/2023	2,904	3,000	0.1	2,904
Apothecary Products, LLC	Senior loan	L + 4.25%	(d)	5.25%	07/2023	78	78	—	78
BIOVT, LLC*#^	One stop	L + 5.75%	(a)	6.75%	07/2022	32,726	32,493	1.3	32,726
BIOVT, LLC#^	One stop	L + 5.75%	(a)	6.75%	07/2022	1,988	1,974	0.1	1,988
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	07/2022	1,866	1,853	0.1	1,866
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	07/2022	—	(2)	—	—
						52,739	52,460	2.2	52,739
Professional Services
Brandmuscle, Inc.#	Senior loan	L + 4.75%	(c)	5.75%	12/2021	7,665	7,680	0.3	7,663
Brandmuscle, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	1,068	1,079	—	1,070
Brandmuscle, Inc.	Senior loan	L + 4.75%		N/A(6)	12/2021	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.25%	(c)	5.25%	06/2022	9,345	9,411	0.4	8,785
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.25%		N/A(6)	06/2022	—	—	—	(87)
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(c)	6.50%	12/2023	8,532	8,605	0.3	8,447
Net Health Acquisition Corp.~^	One stop	L + 5.50%	(c)	6.50%	12/2023	6,827	6,921	0.3	6,759
Net Health Acquisition Corp.+	One stop	L + 5.50%	(c)	6.50%	12/2023	4,313	4,271	0.2	4,270
Net Health Acquisition Corp.*#	One stop	L + 5.50%	(c)	6.50%	12/2023	1,192	1,202	0.1	1,180
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	(2)
Nexus Brands Group, Inc.*#	One stop	L + 6.00%	(c)	7.00%	11/2023	9,354	9,439	0.4	8,980
Nexus Brands Group, Inc.+~(8)(9)	One stop	L + 6.00%	(h)	7.00%	11/2023	7,127	7,235	0.3	7,441
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	1,981	2,040	0.1	1,902
Nexus Brands Group, Inc.#~	One stop	L + 6.00%	(c)	7.00%	11/2023	1,433	1,476	0.1	1,376
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%	(c)	7.00%	11/2023	823	822	—	827
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	763	758	—	733
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	517	517	—	507
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	85	84	—	83
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	54	53	—	53
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	20	21	—	12
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	(4)
Nexus Brands Group, Inc.	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
PlanSource Holdings, Inc. ~	One stop	L + 6.25%	(d)	7.25%	04/2025	11,416	11,535	0.5	11,416
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Teaching Company, The*#	One stop	L + 4.75%	(c)	5.75%	07/2023	17,788	17,949	0.7	17,788
Teaching Company, The	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	—
						90,303	91,095	3.7	89,199

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	$19,794	$19,971	0.8%	$19,794
Property Brands, Inc.~^	One stop	L + 5.75%	(d)	6.75%	01/2024	13,632	13,427	0.6	13,632
Property Brands, Inc.*#	One stop	L + 5.75%	(d)	6.75%	01/2024	6,636	6,736	0.3	6,636
Property Brands, Inc.~^	One stop	L + 5.75%	(d)	6.75%	01/2024	3,234	3,332	0.1	3,234
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	1,421	1,462	0.1	1,421
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	1,202	1,237	0.1	1,202
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	1,185	1,221	—	1,185
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	948	943	—	948
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	500	515	—	500
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	200	199	—	200
Property Brands, Inc.(5)	One stop	L + 5.75%		N/A(6)	01/2024	—	(2)	—	—
MRI Software LLC~^	One stop	L + 5.50%	(c)	6.50%	02/2026	14,562	14,441	0.6	14,562
MRI Software LLC+	One stop	L + 5.50%	(c)	6.50%	02/2026	1,744	1,703	0.1	1,744
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	—
						65,058	65,180	2.7	65,058
Road & Rail
Internet Truckstop Group LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2025	22,530	23,076	0.9	22,530
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						22,530	23,074	0.9	22,530

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#	One stop	L + 4.92%	(a)	4.25% cash/1.67% PIK	09/2023	$4,498	$4,498	0.2%	$4,429
Accela, Inc.(5)	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	(2)
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	57,009	57,680	2.3	57,009
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(1)	—	—
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	10,779	10,907	0.4	10,779
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	2,760	2,752	0.1	2,760
Astute Holdings, Inc. (5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.~^	One stop	L + 5.25%	(c)(d)	6.25%	04/2026	5,831	5,884	0.2	5,886
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,404	2,425	0.1	2,615
Axiom Merger Sub Inc.	One stop	L + 5.25%	(d)	6.25%	04/2026	30	29	—	30
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	2,921	2,942	0.1	2,828
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	522	521	—	505
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	308	306	—	299
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)(f)	5.46%	07/2024	6	6	—	6
Bullhorn, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	09/2026	67,133	66,027	2.8	67,677
Bullhorn, Inc.(8)(9)	One stop	L + 6.00%	(h)	6.02%	09/2026	11,978	11,776	0.5	13,213
Bullhorn, Inc.(8)(9)	One stop	L + 5.75%	(c)	5.75%	09/2026	4,810	4,728	0.2	5,273
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	97	96	—	98
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	78	76	—	78
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	2
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	2
Calabrio, Inc. ~	One stop	L + 6.50%	(c)	7.50%	06/2025	24,880	24,893	1.0	24,880
Calabrio, Inc.	One stop	L + 6.50%		N/A(6)	06/2025	—	1	—	—
Clearwater Analytics, LLC	One stop	L + 6.25%	(c)	7.25%	10/2025	17,398	17,230	0.7	17,224
Clearwater Analytics, LLC*#	One stop	L + 6.25%	(c)	7.25%	10/2025	14,242	14,190	0.6	14,101
Clearwater Analytics, LLC*	One stop	L + 6.25%	(c)	7.25%	10/2025	6,025	6,025	0.2	5,965
Clearwater Analytics, LLC+	One stop	L + 6.25%	(c)	7.25%	10/2025	988	971	—	978
Clearwater Analytics, LLC(5)	One stop	L + 6.25%		N/A(6)	10/2025	—	(4)	—	(3)
Cloudbees, Inc.	One stop	L + 9.00%	(c)	9.50% cash/0.50% PIK	05/2023	4,220	4,250	0.2	4,220
Cloudbees, Inc.	One stop	L + 9.00%	(c)	9.50% cash/0.50% PIK	05/2023	2,778	2,703	0.1	2,778
Cloudbees, Inc.	One stop	L + 9.00%	(c)	9.50% cash/0.50% PIK	05/2023	1,471	1,475	0.1	1,471
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.+~^	One stop	L + 5.75%	(a)	6.75%	03/2024	44,890	44,673	1.8	44,890
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	28	27	—	28
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	2,815	2,748	0.1	2,860
Convercent, Inc.	Subordinated debt	N/A		4.00%	02/2021	138	138	—	185
Convercent, Inc.	One stop	L + 9.00%	(c)	N/A(6)	12/2024	—	—	—	1
Convercent, Inc.	One stop	L + 9.00%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation*#^	One stop	L + 6.00%	(c)	7.00%	09/2023	25,614	25,686	1.1	25,614
Daxko Acquisition Corporation	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	8,798	9,054	0.4%	9,329
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	9	7	—	9
Digital Guardian, Inc.	One stop	L + 8.00%		N/A(6)	06/2023	—	—	—	2
Diligent Corporation*#+~^	One stop	L + 6.25%	(c)	7.25%	08/2025	87,836	88,279	3.6	87,836
Diligent Corporation	One stop	L + 6.25%		N/A(6)	08/2025	—	—	—	—
GS Acquisitionco, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	05/2024	53,909	54,275	2.2	53,101
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(c)	6.75%	05/2024	12,723	13,004	0.5	12,532
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	3,278	3,351	0.1	3,229
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(c)	6.75%	05/2024	3,024	3,092	0.1	2,980
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	1,895	1,937	0.1	1,866
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	75	75	—	74
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	37	37	—	36
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2024	—	(2)	—	(4)
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,535	0.6	14,355
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,501	4,571	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	2,706	2,680	0.1	2,706
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	88	88	—	88
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	2,931	2,897	0.1	3,037
Impartner, Inc.(5)	One stop	L + 9.50%		N/A(6)	08/2025	—	(3)	—	17
Impartner, Inc.	One stop	L + 9.50%		N/A(6)	08/2025	—	—	—	—
Infogix, Inc.*#	One stop	L + 6.00%	(c)	7.00%	04/2024	7,160	7,282	0.3	7,160
Infogix, Inc.*^	One stop	L + 6.00%	(c)	7.00%	04/2024	1,105	1,120	0.1	1,105
Infogix, Inc.	One stop	L + 6.00%	(c)	7.00%	04/2024	90	90	—	90
Instructure, Inc.~	Senior loan	L + 7.00%	(c)	8.00%	03/2026	17,285	16,683	0.7	17,285
Integral Ad Science, Inc.~	One stop	L + 7.25%	(c)	7.00% cash/1.25% PIK	07/2024	15,899	16,073	0.7	15,899
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(2)	—	(2)
Integration Appliance, Inc.*~	One stop	L + 7.25%	(c)	8.25%	08/2023	68,335	69,047	2.8	68,335
Integration Appliance, Inc.	One stop	L + 7.25%	(d)	8.25%	08/2023	487	483	—	487
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	6,575	6,611	0.3	6,575
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	2,204	2,203	0.1	2,204
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(2)
Juvare, LLC+	One stop	L + 6.25%	(c)	7.25%	10/2026	7,526	7,435	0.3	7,432
Juvare, LLC	One stop	P + 5.25%	(f)	8.50%	10/2026	954	932	—	932
Juvare, LLC(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	(1)
Kaseya Traverse Inc~	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	37,203	38,061	1.5	37,203
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	3,852	3,863	0.2	3,852
Kaseya Traverse Inc	One stop	L + 6.50%	(b)	7.50%	05/2025	89	88	—	87
Kaseya Traverse Inc(5)	One stop	L + 7.00%		N/A(6)	05/2025	—	(20)	—	—
Mindbody, Inc.~	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	48,777	49,519	2.0	47,802
Mindbody, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(8)
Ministry Brands, LLC^	Senior loan	L + 4.00%	(b)	5.00%	12/2022	1,442	1,457	0.1	1,413
Ministry Brands, LLC^	Senior loan	L + 4.00%	(b)	5.00%	12/2022	824	834	—	809
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.00%	12/2022	376	386	—	368
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
mParticle, Inc.	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	$3,184	$3,130	0.1%	$3,184
mParticle, Inc.	One stop	L + 9.75%		N/A(6)	09/2025	—	—	—	—
Namely, Inc.~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,591	3,431	0.2	3,519
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,039	1,918	0.1	1,971
Namely, Inc.	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	70	70	—	68
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%	(c)	7.50% cash/1.75% PIK	10/2024	2,149	2,132	0.1	2,261
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	4
PDI TA Holdings, Inc.	One stop	L + 4.50%	(a)	5.50%	10/2024	8,559	8,411	0.4	8,473
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(a)	9.50%	10/2025	3,424	3,347	0.1	3,372
Personify, Inc.*+^	One stop	L + 5.75%	(c)	6.75%	09/2024	15,216	15,459	0.6	15,064
Personify, Inc.+	One stop	P + 4.75%	(f)	8.00%	09/2024	9,032	8,943	0.4	8,942
Personify, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2024	60	61	—	58
RegEd Aquireco, LLC^	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,387	11,385	0.4	10,818
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)(f)	4.40%	12/2024	62	61	—	44
Saturn Borrower Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2026	16,284	15,816	0.7	16,284
Saturn Borrower Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2026	—	(3)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	6,062	5,999	0.3	6,062
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	62	61	—	62
SnapLogic, Inc.	One stop	L + 8.75%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.	One stop	L + 6.75%	(c)	7.75%	12/2025	851	843	—	851
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.+~	One stop	L + 6.50%	(c)	7.50%	12/2026	31,916	31,522	1.3	31,556
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(3)	—	(3)
Telesoft Holdings LLC^	One stop	L + 5.75%	(b)	6.75%	12/2025	902	885	—	902
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
TI Intermediate Holdings, LLC^	Senior loan	L + 4.50%	(a)	4.65%	12/2024	3,508	3,563	0.1	3,333
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	927	904	—	903
TI Intermediate Holdings, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	(3)
TI Intermediate Holdings, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(11)	—	(11)
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	15,524	15,658	0.6	15,524
Togetherwork Holdings, LLC~^	One stop	L + 5.75%	(a)	6.75%	03/2025	1,799	1,857	0.1	1,799
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,746	1,800	0.1	1,746
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	1,702	1,757	0.1	1,702
Togetherwork Holdings, LLC~^	One stop	L + 5.75%	(a)	6.75%	03/2025	1,644	1,674	0.1	1,644
Togetherwork Holdings, LLC*^	One stop	L + 5.75%	(a)	6.75%	03/2025	1,584	1,636	0.1	1,584
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,477	1,522	0.1	1,477
Togetherwork Holdings, LLC*#	One stop	L + 5.75%	(a)	6.75%	03/2025	1,210	1,227	0.1	1,210
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	666	687	—	666
Togetherwork Holdings, LLC+	One stop	L + 5.75%	(a)	6.75%	03/2025	461	456	—	461
Togetherwork Holdings, LLC^	One stop	L + 5.75%	(a)	6.75%	03/2025	446	442	—	446
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2024	300	299	—	300
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	64	66	—	64
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Togetherwork Holdings, LLC~	One stop	L + 5.75%	(a)	6.75%	03/2025	$59	$61	—%	$59
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	4.90%	04/2026	3,071	3,111	0.1	3,002
Trintech, Inc.*#^	One stop	L + 6.00%	(c)	7.00%	12/2023	22,343	22,654	0.9	22,343
Trintech, Inc.#^	One stop	L + 6.00%	(c)	7.00%	12/2023	9,263	9,434	0.4	9,263
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	300	301	—	300
Vector CS Midco Limited & Cloudsense Ltd.~(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	7,929	8,049	0.4	8,515
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	L + 8.05%	(h)	4.50% cash/3.55% PIK	05/2024	134	133	—	140
Vendavo, Inc.*~	One stop	L + 6.50%	(c)	7.50%	10/2022	35,278	35,246	1.5	35,278
Vendavo, Inc.(5)	One stop	L + 6.50%		N/A(6)	10/2022	—	(2)	—	—
Workforce Software, LLC~	One stop	L + 6.50%	(c)	7.50%	07/2025	27,266	27,929	1.1	27,266
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						986,550	989,584	40.4	985,902

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 6.50%	(d)	7.50%	09/2025	$5,900	$5,819	0.2%	$5,782
2nd Ave. LLC	One stop	L + 6.50%	(d)	7.50%	09/2025	50	50	—	49
Batteries Plus Holding Corporation#	One stop	L + 6.75%	(a)	7.75%	07/2022	21,921	22,072	0.9	21,921
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	06/2023	16,778	16,893	0.7	16,778
Cycle Gear, Inc.#+^	One stop	L + 5.00%	(c)	6.00%	01/2024	21,416	21,727	0.9	21,416
DTLR, Inc.*#+	One stop	L + 7.00%	(c)	7.50% cash/0.50% PIK	08/2022	41,487	41,823	1.7	41,487
Imperial Optical Midco Inc.~	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	3,629	3,671	0.2	3,629
Imperial Optical Midco Inc.*	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	2,830	2,812	0.1	2,830
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,924	1,967	0.1	1,924
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,252	1,280	0.1	1,252
Imperial Optical Midco Inc.*	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,141	1,165	0.1	1,141
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	331	329	—	331
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	241	239	—	241
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	191	189	—	191
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	163	160	—	163
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	134	133	—	134
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	130	129	—	130
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	97	96	—	97
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	83	83	—	83
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	76	76	—	76
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	69	68	—	69
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	63	63	—	63
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	43	42	—	43
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	41	41	—	41
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	35	35	—	35
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	28	27	—	28
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	20	19	—	20
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	19	18	—	19
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	5	5	—	5
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%		N/A(6)	08/2023	$—	$—	—%	$—
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(15)	—	—
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	17,942	18,203	0.8	18,534
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	12,333	12,557	0.5	12,319
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	L + 5.50%	(c)	6.50%	11/2024	5,246	5,197	0.2	5,474
Jet Equipment & Tools Ltd.#(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	4,295	4,362	0.2	4,291
Jet Equipment & Tools Ltd.(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	1,577	1,565	0.1	1,576
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
Pet Holdings ULC*#+(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2022	46,518	47,211	1.9	46,518
Pet Holdings ULC*#+(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2022	240	241	—	240
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Pet Supplies Plus, LLC*+^	Senior loan	L + 4.25%	(c)	5.25%	12/2024	14,144	14,365	0.6	14,144
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC#	One stop	L + 5.75%	(c)	6.75%	09/2023	5,338	5,383	0.2	5,232
PetPeople Enterprises, LLC#	One stop	L + 5.75%	(c)(d)	6.75%	09/2023	1,813	1,837	0.1	1,777
PetPeople Enterprises, LLC	One stop	L + 5.75%	(d)	6.75%	09/2023	40	41	—	38
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(d)	7.50%	05/2023	4,908	4,908	0.2	4,908
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,164	1,106	0.1	1,164
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,073	1,059	0.1	1,073
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,034	1,021	—	1,034
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,007	1,007	—	1,007
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	931	919	—	931
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	776	766	—	776
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	737	728	—	737
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	602	602	—	602
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	530	523	—	530
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	434	418	—	434
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	129	127	—	129
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	24	24	—	24
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%		N/A(6)	05/2023	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 4.75%	(c)	5.75%	10/2024	7,336	7,349	0.3	7,336
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 4.75%	(c)	5.75%	10/2024	1,704	1,758	0.1	1,704
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 4.75%	(c)(f)	6.13%	10/2024	66	65	—	66
Titan Fitness, LLC*#+	One stop	L + 4.75%	(b)(c)	5.75%	02/2025	30,240	30,656	1.1	27,217
Titan Fitness, LLC	One stop	L + 4.75%	(c)	5.75%	02/2025	1,889	1,876	0.1	1,700
Titan Fitness, LLC	One stop	L + 4.75%	(c)	5.75%	02/2025	474	472	—	424
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(1)	—	—
Vermont Aus Pty Ltd~(8)(9)(11)	One stop	L + 4.75%	(c)	4.81%	12/2024	2,199	2,218	0.1	2,452
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 4.75%	(c)	4.81%	12/2024	81	82	—	97
						287,093	289,829	11.7	284,638

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#^	One stop	L + 6.00%	(c)	7.00%	03/2023	$22,414	$22,524	0.9%	$21,966
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(c)	7.00%	03/2023	902	900	—	882
						23,316	23,424	0.9	22,848
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	9,571	9,455	0.3	6,700
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	3,848	3,803	0.1	2,693
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	1,980	1,957	0.1	1,386
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	1,192	1,178	—	828
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	657	650	—	459
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	301	297	—	211
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	287	285	—	201
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	42	41	—	30
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	10,350	10,440	0.4	9,543
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	6,504	6,565	0.3	5,997
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	1,006	999	—	928
Georgica Pine Clothiers, LLC#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	906	915	—	835
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	635	643	—	586
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	236	236	—	218
SHO Holding I Corporation~	Senior loan	L + 5.25%	(c)	4.00% cash/2.25% PIK	04/2024	4,035	4,019	0.2	3,631
SHO Holding I Corporation~	Senior loan	L + 5.23%	(c)	4.00% cash/2.23% PIK	04/2024	44	44	—	39
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)(d)	5.00%	04/2024	35	34	—	35
SHO Holding I Corporation(5)	Senior loan	L + 5.00%		N/A(6)	04/2024	—	(1)	—	(8)
SHO Holding I Corporation	Senior loan	L + 5.00%	(c)(d)	N/A(6)	04/2024	—	—	—	—
SHO Holding I Corporation	Senior loan	L + 5.23%	(c)(d)	N/A(6)	04/2024	—	—	—	—
						41,629	41,560	1.4	34,312

Total non-controlled/non-affiliate company debt investments						$4,440,774	$4,440,146	177.7	$4,335,951

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (14)(15)

NTS Technical Systems	Common Stock	N/A	N/A	N/A	2	$1,506	0.1%	$776
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	256	—	448
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	256
Whitcraft LLC	Common Stock	N/A	N/A	N/A	11	2,285	0.1	2,766
						4,175	0.2	4,246
Auto Components
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	5	314	—	137

Automobiles
MOP GM Holding, LLC	LLC units	N/A	N/A	N/A	—	323	—	323
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	508	—	480
						831	—	803
Biotechnology
BIO18 Borrower, LLC(16)	LLC units	N/A	N/A	N/A	591	1,190	0.1	1,814

Building Products
Brooks Equipment Company, LLC	Common Stock	N/A	N/A	N/A	10	$1,020	0.1	$2,180

Chemicals
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	124	—	73

Commercial Services & Supplies
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	377
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	—
						427	—	377
Construction & Engineering
Reladyne, Inc.	LP units	N/A	N/A	N/A	1	931	0.1	1,001

Diversified Consumer Services
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	12	—	4
Liminex, Inc.	Common Stock	N/A	N/A	N/A	14	496	—	496
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	969	—	138
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	7	—	20
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	—
						1,485	—	658
Electronic Equipment, Instruments & Components
ES Acquisition LLC	LP interest	N/A	N/A	N/A	—	15	—	28
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	131
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	167
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	42
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
						495	—	368

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.	LLC unit	N/A	N/A	N/A	43	$699	—%	$39
Cafe Rio Holding, Inc.	Common Stock	N/A	N/A	N/A	5	603	—	838
Captain D's, LLC	LLC interest	N/A	N/A	N/A	158	156	—	422
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	4	400	—	284
Feeders Supply Company, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	44	217	—	44
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	20	61	—	13
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	169	770	0.1	946
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	31	373	—	65
Ruby Slipper Cafe LLC, The	LP units	N/A	N/A	N/A	2	20	—	8
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A	N/A	—	416	—	170
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	444	—	356
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	—	—	—
						4,159	0.1	3,185
Food Products
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	0.1	558
FCID Merger Sub, Inc.	Common Stock	N/A	N/A	N/A	3	325	—	325
Purfoods, LLC	LLC interest	N/A	N/A	N/A	—	926	0.2	5,325
						1,326	0.3	6,208
Health Care Equipment & Supplies
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	77	—	103
Blue River Pet Care, LLC	LLC units	N/A	N/A	N/A	—	76	—	105
CCSL Holdings, LLC	LP units	N/A	N/A	N/A	—	312	—	312
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	234
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	—
Flexan, LLC	LLC units	N/A	N/A	N/A	—	137	—	227
Flexan, LLC	LLC interest	N/A	N/A	N/A	1	—	—	30
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	77
Joerns Healthcare, LLC*	Common Stock	N/A	N/A	N/A	432	4,330	0.2	2,569
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	572	—	330
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	—
						6,456	0.2	3,987

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	$1,099	—%	$372
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	1,158	1,334	0.1	1,563
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	0.1	944
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	—	6	—	—
CRH Healthcare Purchaser, Inc.(16)	LP interest	N/A	N/A	N/A	429	326	0.1	926
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	2,088
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	—	858
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	272	—	305
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	61
Encorevet Group LLC	Preferred stock	N/A	N/A	N/A	—	15	—	19
Encorevet Group LLC	LLC units	N/A	N/A	N/A	—	6	—	7
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	661	—	26
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	168	187	—	193
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	189
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	29	—	33
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	6	—	—	62
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	304
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	185
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	—	643
Pinnacle Treatment Centers, Inc.	LLC units	N/A	N/A	N/A	5	74	—	577
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	63
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	250
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	0.1	1,437
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation	Common Stock	N/A	N/A	N/A	—	40	—	115
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	98	—	199
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	—	—	—
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	1	414	—	583
						11,828	0.5	12,002
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	$192	—%	265
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	—	724
HSI Halo Acquisition, Inc.	Preferred stock	N/A	N/A	N/A	—	288	—	256
HSI Halo Acquisition, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	11
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	13
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	6	—	20
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.2	3,211
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	1,427	0.1	1,427
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	816
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	64	—	64
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	37	—	47
Verisys Corporation	LLC interest	N/A	N/A	N/A	579	712	—	354
						6,534	0.3	7,208
Hotels, Restaurants & Leisure
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	328
SSRG Holdings, LLC	LLC units	N/A	N/A	N/A	6	61	—	41
Tropical Smoothie Cafe Holdings, LLC(16)	LP units	N/A	N/A	N/A	5	550	—	640
						1,323	—	1,009

Household Durables
Groundworks LLC	LLC units	N/A	N/A	N/A	—	155	—	311

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	425	—	—	445
Majesco	LP units	N/A	N/A	N/A	—	264	—	270
Majesco	LP units	N/A	N/A	N/A	59	—	—	113
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	92	103	—	79
						367	—	907
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	$174	—%	185
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	587	462	0.1	1,481
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	154	423	—	427
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	202	159	—	434
Centrify Corporation	LP interest	N/A	N/A	N/A	1	691	—	458
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Episerver, Inc.	LLC units	N/A	N/A	N/A	76	807	—	565
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	0.1	966
PCS Intermediate II Holdings, LLC	LLC units	N/A	N/A	N/A	37	367	—	424
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	13	13	—	15
						3,819	0.2	4,955
Leisure Products
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	—	941
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	59
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	41
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	33
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	29
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	13
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						556	—	1,118
Life Sciences Tools & Services
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	6	700	0.1	1,054

Oil, Gas and Consumable Fuels
W3 Co.	LLC units	N/A	N/A	N/A	3	1,632	0.1	2,394
W3 Co.	Preferred stock	N/A	N/A	N/A	—	224	—	266
						1,856	0.1	2,660
Pharmaceuticals
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	1,223	0.1	2,191

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	$335	—%	$251
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	272
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	13	1,440	0.1	1,473
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	547	—	686
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	53
Vitalyst, LLC	Common Stock	N/A	N/A	N/A	1	7	—	—
						2,544	0.1	2,735
Real Estate Management & Development
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	434	—	593

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	325

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.	LLC units	N/A	N/A	N/A	670	$418	—%	$81
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	570
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	205	—	404
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	353
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	131	247	—	323
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	3	412	—	541
Convercent, Inc.	Warrant	N/A	N/A	N/A	325	63	—	148
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	356	434	—	375
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	122	225	—	290
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	74	142	—	177
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	67	123	—	174
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	124	33	—	70
Diligent Corporation	Preferred stock	N/A	N/A	N/A	414	912	0.1	2,162
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	2	290	0.1	872
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	188
mParticle, Inc.	Warrant	N/A	N/A	N/A	26	10	—	113
Namely, Inc.	Warrants	N/A	N/A	N/A	47	314	—	303
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	25
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	4	9	—	25
Personify, Inc.	LLC units	N/A	N/A	N/A	716	942	0.1	1,043
Pride Midco, Inc.(16)	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	3,009
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,190
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	0.1	1,012
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	665
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	175
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	0
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	328	328	—	328
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,090
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	191
Spartan Buyer Acquisition Co.	Common Stock	N/A	N/A	N/A	—	535	—	535
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	6	6	—	6
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,833
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	—	558
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	—	673
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	31
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	27
						14,225	0.8	19,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	LP interest	N/A	N/A	N/A	653	$653	—%	$606
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,231
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	27	462	0.1	1,176
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	969
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	122	—	131
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	46	—	47
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A	N/A	1	948	0.1	3,048
Paper Source, Inc.	Common Stock	N/A	N/A	N/A	8	1,387	—	—
Pet Holdings ULC(8)(12)	LP interest	N/A	N/A	N/A	677	483	—	309
Pet Supplies Plus, LLC	LLC units	N/A	N/A	N/A	144	181	—	482
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	281	271	—	473
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	6	682	—	645
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	1	138	—	129
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	1	717	0.1	952
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	148	188	0.1	1,523
						7,976	0.6	11,721
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.	LLC units	N/A	N/A	N/A	97	604	—	688
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	20	239	—	80
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	134
						565	—	214

Total non-controlled/non-affiliate company equity investments						$78,089	3.9%	$94,288

Total non-controlled/non-affiliate company investments					$4,440,774	$4,518,235	181.6	$4,430,239

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(17)
Debt investments
Beverages
Uinta Brewing Company(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	$962	$923	—%	$212
Uinta Brewing Company(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	508	503	—	361
						1,470	1,426	—	573
Consumer Finance
Paradigm DKD Group, LLC(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,220	2,099	0.1	2,491
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	N/A(6)	05/2022	—	(142)	—	3
						3,220	1,957	0.1	2,494
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,708	4,074	0.2	3,567
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	9.50%	04/2023	667	667	—	667
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	312	271	—	237
						5,687	5,012	0.2	4,471
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	3,973	3,973	0.1	2,384
Benetech, Inc.	One stop	L + 6.00%	(a)	7.25%	08/2023	574	574	—	90
						4,547	4,547	0.1	2,474
Food and Staples Retailing
Rubio's Restaurants, Inc.	Senior loan	L + 8.00%	(a)	9.25%	12/2024	13,059	12,712	0.5	12,667
Rubio's Restaurants, Inc.(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(19)	—	(42)
						13,059	12,693	0.5	12,625
Healthcare Providers and Services
Dental Holdings Corporation*#	One stop	L + 6.00%	(c)	7.00%	03/2023	11,262	11,276	0.4	9,571
Dental Holdings Corporation	One stop	L + 6.00%	(c)	7.00%	03/2023	116	116	—	116
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	11,309	11,373	0.4	10,970
Elite Dental Partners LLC	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
						22,687	22,765	0.8	20,657
Software
Switchfly LLC	One stop	L + 5.00%	(c)	6.00%	10/1/2023	5,896	5,743	0.2	4,953
Switchfly LLC	One stop	L + 5.00%	(c)	6.00%	10/1/2023	492	481	—	413
Switchfly LLC	One stop	L + 5.00%	(b)(c)	6.00%	10/1/2023	38	37	—	32
Switchfly LLC(5)	One stop	L + 8.50%	(c)	9.50%	10/1/2023	2	2	—	(12)
						6,428	6,263	0.2	5,386

Total non-controlled/affiliate debt investments						$57,098	$54,663	1.9%	$48,680

Equity investments(14)(15)
Beverages
Uinta Brewing Company	Common Stock	N/A		N/A	N/A	153	$17	—%	$—
Consumer Finance
Paradigm DKD Group, LLC+	LLC units	N/A		N/A	N/A	354	116	—	3
Paradigm DKD Group, LLC+	LLC units	N/A		N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC+	LLC units	N/A		N/A	N/A	2,004	—	—	—
							116	—	3
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	$152	—%	$—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
Sloan Company, Inc., The	Common Stock	N/A	N/A	N/A	—	41	—	—
						207	—	—

Energy, Equipment & Services
Benetech, Inc.(8)	LLC interest	N/A	N/A(6)	N/A	59	—	—	—
Benetech, Inc.(8)	LLC interest	N/A	N/A(6)	N/A	59	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	—	2,276	0.1	2,276
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	182	—	182
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	111	—	111
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	5	—	5
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	3	—	3
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
Rubio's Restaurants, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
						2,577	0.1	2,577

Healthcare Providers and Services
Dental Holdings Corporation*#	Common Stock	N/A	N/A	N/A	—	390	—	406
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	2,902	0.1	3,103
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	1,250	0.1	1,074
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	195
						4,542	0.2	4,778
Software
Switchfly LLC	LLC units	N/A	N/A	N/A	3,418	2,320	0.1	2,173

Total non-controlled/affiliate equity investments						$9,779	0.4%	$9,531

Total non-controlled/affiliate investments					$57,098	$64,442	2.3%	$58,211

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(18)
Debt Investments
IT Services
MMan Acquisition Co.*(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,528	$19,746	0.7 ~~%~~	$16,775
MMan Acquisition Co.	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,468	1,468	—	1,468
						23,996	21,214	0.7	18,243

Total controlled affiliate debt investments						$23,996	$21,214	0.7%	$18,243

Equity Investments (14)(15)
IT Services
MMan Acquisition Co.*+	Common Stock	N/A		N/A	N/A	—	$927	— ~~%~~	$525
							927	—	525

Total controlled affiliate equity investments							$927	—%	$525

Total controlled affiliate investments						$23,996	$22,141	0.7%	$18,768

Total investments						$4,521,868	$4,604,818	184.6%	$4,507,218

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.01%(19)			42,776	1.8%	42,776
Total money market funds							$42,776	1.8%	$42,776
Total Investments and Money Market Funds							$4,647,594	186.4%	$4,549,994

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2020, as the loan may have priced or repriced based on an index rate prior to December 31, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.14% as of December 31, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.19% as of December 31, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.24% as of December 31, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.26% as of December 31, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.34% as of December 31, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of December 31, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.55% as of December 31, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.03% as of December 31, 2020.
(i) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.03% as of December 31, 2020.
(j) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.06%, as of December 31, 2020.
(k) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.48%, as of December 31, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2020.
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
(6)The entire commitment was unfunded as of December 31, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of December 31, 2020, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2020, total non-qualifying assets at fair value represented 4.9% of the Company's total assets calculated in accordance with the 1940 Act.
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
(15) Ownership of certain equity investments occurs through a holding company or partnership.
(16) The Company holds an equity investment that entitles it to receive preferential dividends.
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)
(17)As defined in the 1940 Act, the Company is deemed to be an “affiliated person"” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(l)	Gross Reductions(m)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of December 31, 2020	Interest, dividend and fee income
Benetech, Inc.	$2,672	$53	$(280)	$29	$—	$2,474	$90
Dental Holdings Corporation	9,320	669	—	104	—	10,093	264
Elite Dental Partners LLC	15,368	58	(60)	(24)	—	15,342	208
Paradigm DKD Group, LLC	2,460	533	(538)	42	—	2,497	3
Rubio's Restaurants, Inc(n)	—	25,455	(13,137)	8,623	(5,739)	15,202	781
Sloan Company, Inc., The	4,365	155	(140)	91	—	4,471	16
Switchfly LLC	7,229	113	—	217	—	7,559	114
Uinta Brewing Company	586	18	(20)	(11)	—	573	(1)
Total Non-Controlled Affiliates	$42,000	$27,054	$(14,175)	$9,071	$(5,739)	$58,211	$1,475

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

(m)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(n)	During the three months ended December 31, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(18)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2020 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(o)	Gross Reductions(p)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of December 31, 2020	Interest, dividend and fee income
MMan Acquisition Co.	$18,736	$715	$(633)	$(50)	$—	$18,768	$(18)
Total Controlled Affiliates	$18,736	$715	$(633)	$(50)	$—	$18,768	$(18)

(o)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(p)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(19)The rate shown is the annualized seven-day yield as of December 31, 2020.

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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR, or Prime which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2020 , as the loan may have priced or repriced based on an index rate prior to September 30, 2020.
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
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2020 and 2019, interest income included $4,606 and $3,968, respectively, of accretion of discounts. For the three months ended December 31, 2020 and 2019, the Company received loan origination fees of $8,665 and $4,295, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2020 and 2019, the Company capitalized PIK interest of $4,725 and $1,633, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2020 and 2019, fee income included $721 and $63, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2020 and 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $73,973 and $85,623, respectively.

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

For the three months ended December 31, 2020 and 2019, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $160 and $34, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three months ended December 31, 2020 and 2019, the Company recorded dividend income of $0 and $1,905, respectively, and return of capital distributions of $0 and $4,375, respectively, from the Company's investment in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $52,860 and $69,315 as of December 31, 2020 and September 30, 2020, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2020 and 2019, was $9,230 and $11,837 respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

The Company's purchase of the equity interests in the Senior Loan Funds was accounted for under the asset acquisition method of accounting in accordance with ASC Topic 805. As of January 1, 2020, the Company allocated the cost to acquire the net assets of the Senior Loans Funds to the assets acquired and liabilities assumed based on the relative fair values of identifiable assets and liabilities. The total consideration transferred by the Company to acquire the Senior Loans Funds was $140,124, which was comprised of $17,011 paid to RGA and Aurora for their minority interests in the Senior Loan Funds and the derecognition of the Company's existing carrying cost of the investments in the Senior Loans Funds, as of January 1, 2020, of $123,113. As of January 1, 2020, the fair value of the net assets of the Senior Loan Funds was $136,088, which resulted in a $4,036 purchase premium that the Company recognized as realized loss in the Consolidated Statements of Operations for the three months ended March 31, 2020.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. deferral excise tax was incurred for each of the three months ended December 31, 2020 and 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2020. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2020 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the three months ended December 31, 2020 and 2019.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2020 and September 30, 2020, the Company had deferred debt issuance costs of $10,822 and $5,896, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2020 and 2019, was $1,204 and $571, respectively.

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

For the three months ended December 31, 2020 and 2019, the Income Incentive Fee incurred was $2,004 and $5,904, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For three months ended December 31, 2020 and 2019, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2020 and September

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
30, 2020, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of December 31, 2020 and September 30, 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,602 and $1,576 as of December 31, 2020 and September 30, 2020, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2020 and 2019, were $1,627 and $1,685, respectively.

As of December 31, 2020 and September 30, 2020, included in accounts payable and other liabilities were $1,475 and $1,627, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2020 and September 30, 2020 permits the Company to borrow a maximum of $100,000 and expires on June 21, 2022. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

As of December 31, 2020, an affiliate of the Investment Adviser held $25,000 of the Company's 2024 Unsecured Notes (discussed in Note 7).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of December 31, 2020 and September 30, 2020 consisted of the following:

	As of December 31, 2020			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$741,761	$732,386	$706,935	$683,735	$676,285	$640,213
One stop	3,751,840	3,755,299	3,667,769	3,600,711	3,615,685	3,485,585
Second lien	27,965	28,038	27,821	19,640	19,886	19,640
Subordinated debt	302	300	349	537	541	575
Equity	N/A	88,795	104,344	N/A	86,503	92,197
Total	$4,521,868	$4,604,818	$4,507,218	$4,304,623	$4,398,900	$4,238,210

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

	As of December 31, 2020		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$915,626	19.9%	$887,138	20.2%
Midwest	842,674	18.3	805,618	18.3
West	787,046	17.1	709,961	16.1
Southeast	1,065,375	23.1	1,052,544	23.9
Southwest	514,942	11.2	478,702	10.9
Northeast	323,168	7.0	328,627	7.5
Canada	116,530	2.5	99,937	2.3
United Kingdom	36,186	0.8	21,264	0.5
Australia	2,300	0.1	2,301	0.0 *
Luxembourg	971	0.0 *	973	0.0 *
Andorra	—	0.0	11,835	0.3
Total	$4,604,818	100.0%	$4,398,900	100.0%

Fair Value:
United States
Mid-Atlantic	$897,760	19.9%	$861,772	20.3%
Midwest	822,697	18.3	779,271	18.4
West	771,372	17.1	677,712	16.0
Southeast	1,039,467	23.1	1,014,912	23.9
Southwest	501,817	11.1	456,111	10.8
Northeast	315,711	7.0	314,611	7.4
Canada	117,910	2.6	98,112	2.3
United Kingdom	37,042	0.8	21,035	0.5
Australia	2,549	0.1	2,373	0.1
Luxembourg	893	0.0 *	896	0.0 *
Andorra	—	0.0	11,405	0.3
Total	$4,507,218	100.0%	$4,238,210	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2020 and September 30, 2020 were as follows:

	As of December 31, 2020			As of September 30, 2020
Amortized Cost:
Aerospace and Defense	$113,577	2.5%		$98,894	2.2%
Airlines	971	0.0	*	973	0.0	*
Auto Components	21,333	0.5		21,194	0.5
Automobiles	93,282	2.0		52,056	1.2
Beverages	37,284	0.8		37,400	0.9
Biotechnology	16,401	0.4		16,438	0.4
Building Products	8,474	0.2		31,939	0.7
Chemicals	14,899	0.3		14,943	0.3
Commercial Services and Supplies	149,434	3.2		129,444	2.9
Construction & Engineering	49,445	1.1		46,261	1.1
Consumer Finance	2,073	0.0	*	2,076	0.0	*
Containers and Packaging	21,930	0.5		19,523	0.4
Distributors	3,273	0.1		3,282	0.1
Diversified Consumer Services	91,238	2.0		64,380	1.5
Diversified Financial Services	60,838	1.3		56,953	1.3
Electric Utilities	11,395	0.2		13,311	0.3
Electronic Equipment, Instruments and Components	84,417	1.8		63,902	1.5
Energy Equipment and Services	4,547	0.1		4,774	0.1
Food and Staples Retailing	159,354	3.5		134,224	3.1
Food Products	48,803	1.1		56,062	1.3
Health Care Technology	199,193	4.3		223,224	5.1
Healthcare Equipment and Supplies	168,150	3.7		178,676	4.1
Healthcare Providers and Services	666,237	14.5		628,734	14.3
Hotels, Restaurants and Leisure	175,524	3.8		177,058	4.0
Household Durables	5,184	0.1		4,895	0.1
Household Products	3,891	0.1		3,896	0.1
Industrial Conglomerates	20,150	0.4		4,691	0.1
Insurance	110,219	2.4		109,109	2.5
Internet and Catalog Retail	10,014	0.2		10,123	0.2
IT Services	358,432	7.8		364,699	8.3
Leisure Products	11,735	0.3		11,682	0.3
Life Sciences Tools & Services	51,524	1.1		48,145	1.1
Machinery	29,615	0.6		29,373	0.6
Marine	10,491	0.2		—	0.0
Multiline Retail	46,378	1.0		46,372	1.1
Oil, Gas and Consumable Fuels	85,853	1.9		85,924	2.0
Paper and Forest Products	9,056	0.2		9,126	0.2
Personal Products	37,397	0.8		37,520	0.8
Pharmaceuticals	53,683	1.2		55,639	1.3
Professional Services	93,639	2.0		90,590	2.0
Real Estate Management and Development	65,614	1.4		66,172	1.5
Road and Rail	23,521	0.5		23,610	0.5
Software	1,012,392	22.0		937,060	21.3
Specialty Retail	297,805	6.5		317,697	7.2
Technology Hardware, Storage and Peripherals	24,028	0.5		24,069	0.5
Textiles, Apparel and Luxury Goods	42,125	0.9		42,787	1.0
Total	$4,604,818	100.0%		$4,398,900	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2020		As of September 30, 2020
Fair Value:
Aerospace and Defense	$109,157	2.4%	$93,061	2.2%
Airlines	893	0.0 *	896	0.0	*
Auto Components	20,153	0.4	19,518	0.5
Automobiles	93,340	2.1	52,972	1.2
Beverages	34,569	0.8	33,874	0.9
Biotechnology	17,024	0.4	16,902	0.4
Building Products	9,423	0.2	32,824	0.7
Chemicals	14,206	0.3	13,948	0.3
Commercial Services and Supplies	147,443	3.3	126,680	2.9
Construction & Engineering	49,168	1.1	44,892	1.1
Consumer Finance	2,497	0.1	2,460	0.0	*
Containers and Packaging	19,748	0.4	16,669	0.4
Distributors	3,104	0.1	3,046	0.1
Diversified Consumer Services	82,197	1.8	54,066	1.5
Diversified Financial Services	59,738	1.3	55,223	1.3
Electric Utilities	11,368	0.2	13,228	0.3
Electronic Equipment, Instruments and Components	83,396	1.9	62,723	1.5
Energy Equipment and Services	2,474	0.1	2,672	0.1
Food and Staples Retailing	154,510	3.4	119,614	3.1
Food Products	53,443	1.2	60,420	1.3
Health Care Technology	198,447	4.4	219,166	5.1
Healthcare Equipment and Supplies	161,535	3.6	172,274	4.1
Healthcare Providers and Services	633,099	14.0	583,926	14.3
Hotels, Restaurants and Leisure	164,854	3.7	165,722	4.0
Household Durables	5,329	0.1	4,999	0.1
Household Products	3,818	0.1	3,817	0.1
Industrial Conglomerates	20,160	0.4	4,567	0.1
Insurance	111,618	2.5	109,156	2.5
Internet and Catalog Retail	9,089	0.2	9,489	0.2
IT Services	355,256	7.9	356,500	8.3
Leisure Products	11,097	0.2	11,389	0.3
Life Sciences Tools & Services	51,970	1.2	47,871	1.1
Machinery	26,222	0.6	25,727	0.6
Marine	10,487	0.2	—	0.0
Multiline Retail	46,488	1.0	46,488	1.1
Oil, Gas and Consumable Fuels	85,216	1.9	82,811	2.0
Paper and Forest Products	8,628	0.2	8,597	0.2
Personal Products	33,242	0.7	33,323	0.8
Pharmaceuticals	54,930	1.2	56,050	1.3
Professional Services	91,934	2.0	87,116	2.0
Real Estate Management and Development	65,651	1.5	63,111	1.5
Road and Rail	22,855	0.5	22,951	0.5
Software	1,013,021	22.5	924,825	21.3
Specialty Retail	296,359	6.6	311,117	7.2
Technology Hardware, Storage and Peripherals	23,536	0.5	23,597	0.5
Textiles, Apparel and Luxury Goods	34,526	0.8	37,933	1.0
Total	$4,507,218	100.0%	$4,238,210	100.0%
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

For the three months ended December 31, 2019, the Company did not receive dividend income from the LLC equity interests in SLF.
See below for certain summarized financial information for SLF for the three months ended December 31, 2019:

Selected Statement of Operations Information:
Interest income	$2,800
Total investment income	2,800
Interest and other debt financing expense	634
Administrative service fee	61
Other expenses	(15)
Total expenses	680
Net investment income	2,120
Net change in unrealized appreciation (depreciation) on investments	(1,603)
Net increase in members' equity	$517

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
See below for certain summarized financial information for GCIC SLF for the three months ended December 31, 2019:

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

The outstanding forward currency contracts as of December 31, 2020 and September 30, 2020 were as follows:

As of December 31, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(1,028)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(383)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(625)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(378)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(1,108)
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(155)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(622)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	—	(657)
						$—	$(4,956)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(361)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(101)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(187)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(60)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(355)
						$—	$(1,064)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2020 and September 30, 2020.

As of December 31, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(4,956)	$(4,956)	$4,956	$—

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(1,064)	$(1,064)	$1,064	$—

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three months ended December 31, 2020 and 2019 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2020	2019
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2020	2019
Foreign exchange	$(3,892)	$(1,250)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2020 and 2019:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2020	2019
Forward currency contracts	$71,247	$29,997

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2020 and September 30, 2020, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2020 and September 30, 2020:

As of December 31, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,402,874	$4,402,874
Equity investments(1)	—	—	104,344	104,344
Money market funds(1)(2)	42,776	—	—	42,776
Total assets, at fair value:	$42,776	$—	$4,507,218	$4,549,994
Liabilities at fair value:
Forward currency contracts	$—	$(4,956)	$—	$(4,956)
Total liabilities, at fair value:	$—	$(4,956)	$—	$(4,956)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,146,013	$4,146,013
Equity investments(1)	—	—	92,197	92,197
Money market funds(1)(2)	37,205	—	—	37,205
Total assets, at fair value:	$37,205	$—	$4,238,210	$4,275,415
Liabilities at fair value:
Forward currency contracts	$—	$(1,064)	$—	$(1,064)
Total liabilities, at fair value:	$—	$(1,064)	$—	$(1,064)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2020 and 2019, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2020 and 2019 was $46,683 and $10,027, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2020 and 2019:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the three months ended December 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	53,236	9,854	63,090
Realized gain (loss) on investments	(5,412)	3,798	(1,614)
Funding of (proceeds from) revolving loans, net	(3,911)	—	(3,911)
Fundings of investments	481,021	8,986	490,007
PIK interest	4,725	—	4,725
Proceeds from principal payments and sales of portfolio investments	(268,174)	(10,491)	(278,665)
Accretion of discounts and amortization of premiums	(4,624)	—	(4,624)
Fair value, end of period	$4,402,874	$104,344	$4,507,218

	For the three months ended December 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	14,691	1,716	16,407
Realized gain (loss) on investments	59	2,597	2,656
Funding of (proceeds from) revolving loans, net	239	—	239
Fundings of investments	294,799	2,015	296,814
PIK interest	1,633	—	1,633
Proceeds from principal payments and sales of portfolio investments	(144,594)	(5,356)	(149,950)
Accretion of discounts and amortization of premiums	(7,869)	—	(7,869)
Fair value, end of period	$4,242,256	$86,962	$4,329,218

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020 and September 30, 2020.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$703,648	Market rate approach	Market interest rate	3.7% - 14.0% (6.3%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (12.4x)
	3,002	Market comparable	Broker/dealer bids or quotes	N/A
	285	Collateral analysis	Recovery rate	2.1%
One stop loans(3)(4)	$3,667,769	Market rate approach	Market interest rate	4.8% - 29.5% (8.0%)
		Market comparable companies	EBITDA multiples	4.5x - 27.0x (14.8x)
			Revenue multiples	1.5x - 13.9x (6.7x)
Subordinated debt and second lien loans(5)	$28,170	Market rate approach	Market interest rate	6.0% - 19.5% (10.7%)
		Market comparable companies	EBITDA multiples	8.0x - 21.0x (15.0x)
			Revenue multiples	4.0x -8.8x (8.5x)
Equity(6)	$104,344	Market comparable companies	EBITDA multiples	4.5x - 30.1x (14.3x)
			Revenue multiples	1.5x - 13.9x (6.2x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$14,999 of loans at fair value were valued using the market comparable companies approach only.
(3)$45,840 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,204,793 and $462,976 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $27,976 and $194 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)The Company valued $89,871 and $14,473 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$637,012	Market rate approach	Market interest rate	3.7% - 21.5% (6.9%)
		Market comparable companies	EBITDA multiples	4.4x - 20.0x (12.4x)
	2,910	Market comparable	Broker/dealer bids or quotes	N/A
	291	Collateral analysis	Recovery rate	2.2%
One stop loans(3)(4)	$3,485,585	Market rate approach	Market interest rate	1.0% - 27.8% (8.2%)
		Market comparable companies	EBITDA multiples	4.5x - 27.0x (13.7x)
			Revenue multiples	1.5x - 16.2x (5.8x)
Subordinated debt and second lien loans(5)	$20,215	Market rate approach	Market interest rate	6.0% - 19.5% (10.6%)
		Market comparable companies	EBITDA multiples	8.5x - 21.3x (15.3x)
			Revenue multiples	4.0x -8.5x (8.3x)
Equity(6)	$92,197	Market comparable companies	EBITDA multiples	4.5x - 24.5x (14.1x)
			Revenue multiples	1.5x - 16.2x (6.7x)

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
(5)The Company valued $20,030 and $185 of second lien and subordinated debt loans using EBITDA and revenue multiples, respectively. All second lien and subordinated debt loans were also valued using the market rate approach.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of December 31, 2020 and September 30, 2020.

	As of December 31, 2020		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,332,563	$2,355,976	$2,023,698	$2,032,457

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was 216.0% (excluding the SBA debentures).

Debt Securitizations:

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company.

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

The pool of loans in the 2014 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. For the three months ended December 31, 2019, the Company had repayments on the 2014 Notes of $6,546.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2014 Debt Securitization was based on three-month LIBOR. For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$—	$966
Cash paid for interest expense	$—	$1,082
Annualized average stated interest rate	N/A	3.2%
Average outstanding balance	$—	$121,496

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2020 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2020 and September 30, 2020, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of December 31, 2020 and September 30, 2020, there were 81 and 89 portfolio companies, respectively, with a total fair value of $556,939 and $557,484, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2020 based on the last interest rate reset was 0.2%. For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$1,948	$3,830
Amortization of debt issuance costs	106	106
Total interest and other debt financing expenses	$2,054	$3,936
Cash paid for interest expense	$1,992	$4,040
Annualized average stated interest rate	1.9%	3.7%
Average outstanding balance	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the December 31, 2020 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2020 and September 30, 2020, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of December 31, 2020 and September 30, 2020, there were 98 and 109 portfolio companies, respectively, with a total fair value of $807,328 and $859,600, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2020 based on the last interest rate reset was 0.2%. For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$2,633	$4,883
Accretion of discounts on notes issued	448	295
Total interest and other debt financing expenses	$3,081	$5,178
Cash paid for interest expense	3,063	5,431
Annualized average stated interest rate	1.9%	3.5%
Average outstanding balance	$546,500	$546,500

As of December 31, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	2.50%	LIBOR + 2.25%

On August 26, 2020, the Company completed a $330,355 term debt securitization, of which $297,355 was funded at closing (the “2020 Debt Securitization”). The notes offered in the 2020 Debt Securitization (the “2020 Notes”) were issued by the 2020 Issuer, a subsidiary of 2020 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2020 Notes consist of approximately $137,500 of AAA Class A-1 2020 Notes, which bear interest at the three-month LIBOR plus 2.35%; $10,500 of AAA Class A-2 2020 Notes, which bear interest at the three-month LIBOR plus 2.75%; $21,000 of AA Class B 2020 Notes which bear interest at the three-month LIBOR plus 3.20%; up to $33,000 A Class C 2020 Notes, which remained unfunded upon closing of the transactions and, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 3.65%; and approximately $108,355 of Subordinated 2020 Notes, which do not bear interest. The Company is permitted, subject to certain conditions, to request a one-time funding of the Class C 2020 Notes, which will not be deemed an additional issuance of notes, but would cause the Class C 2020 Notes to be additional debt of the Company. As a part of the 2020 Debt Securitization, the Company also entered into a credit agreement (the “Credit Agreement”) upon closing of the transactions pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $20,000 of AAA Class A-1-L loans to the Company (the “2020 Loans”). The 2020 Loans bear interest at the three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions. Any Lender may elect to convert all or a portion of the Class A-1-L Loans held by such Lender into Class A-1 2020 Notes upon written notice to the Company in accordance to the Credit Agreement. The Class A-1 2020 Notes, the Class A-2 2020 Notes and the Class B 2020 Notes were issued through a private placement. The Class C 2020 Notes and the Subordinated 2020 Notes were retained by the Company and the Company remains the sole owner of the equity of the 2020 Issuer. The Class A-1, Class A-2 and Class B 2020 Notes are included in the December 31, 2020 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2020 and September 30, 2020, the Subordinated 2020 Notes were eliminated in consolidation.

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

As of December 31, 2020 and September 30, 2020, there were 64 and 70 portfolio companies with a total fair value of $264,821 and $286,744, respectively, securing the 2020 Notes. The pool of loans in the 2020 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2020 based on the last interest rate reset was 0.2%. For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$1,296	$—
Amortization of debt issuance costs	190	—
Total interest and other debt financing expenses	$1,486	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	2.7%	N/A
Average outstanding balance	$189,000	$—

As of December 31, 2020, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 2020 Notes, Class A-2 2020 Notes, Class B 2020 Notes and the Class A-1-L Loans were as follows:

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

The Investment Adviser served as collateral manager to the 2014 Issuer and serves as the collateral manager to the 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement and Prior Investment Advisory Agreement, as applicable, are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer for rendering such collateral management services.

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
interests therein) to the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of December 31, 2020, the 2018 Notes, the GCIC 2018 Notes and the 2020 Notes (other than the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes) were the secured obligations of the 2018 Issuer, GCIC 2018 Issuer and the 2020 Issuer, respectively, and indentures governing each of the 2018 Notes, GCIC 2018 Notes and the 2020 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of December 31, 2020, SBIC IV, SBIC V and SBIC VI had $0, $151,750 and $86,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2031. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI had $0, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through December 31, 2020, SBIC IV and SBIC V have repaid $150,000 and $23,250 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of December 31, 2020 and September 30, 2020, SBIC VI had $55,450 and $29,000, respectively, of undrawn debenture commitments, of which $9,000 and $29,000, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of December 31, 2020 is fixed at an average annualized interest rate of 2.9%. For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$1,679	$2,443
Amortization of debt issuance costs	331	281
Total interest and other debt financing expenses	$2,010	$2,724
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	3.0%	3.2%
Average outstanding balance	$220,793	$301,870

Revolving Credit Facilities:
On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changed the date under which the borrowing capacity reverts from

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
$500,000 to $200,000 to June 30, 2020 from March 31, 2020. On June 18, 2020, the Company entered into an amendment that increased the borrowing capacity through the full term of the MS Credit Facility II from $200,000 to $400,000. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. As of December 31, 2020, the MS Credit Facility II allows Funding II to borrow up to $325,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of December 31, 2020 and September 30, 2020, the Company had outstanding debt under the MS Credit Facility II of $279,528 and $313,292, respectively. For the three months ended December 31, 2020 and 2019, the Company had borrowings on the MS Credit Facility II of $105,500 and $131,400, respectively, and repayments on the MS Credit Facility II of $140,827 and $7,200, respectively.

For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$1,543	$3,315
Facility fees	144	172
Amortization of debt issuance costs	197	185
Total interest and other debt financing expenses	$1,884	$3,672
Cash paid for interest expense and facility fees	$2,095	$2,161
Annualized average stated interest rate	2.7%	3.8%
Average outstanding balance	$230,165	$344,794

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent which, as of December 31, 2020, allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.  The WF Credit Facility bears interest at one-month LIBOR plus 2.00%.  The reinvestment period of the WF Credit Facility expires on March 20, 2021 and the WF Credit Facility matures on March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the WF Credit Facility.

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

As of December 31, 2020 and September 30, 2020, the Company had outstanding debt under the WF Credit Facility of $275,556 and $199,554, respectively. For the three months ended December 31, 2020 and 2019, the Company had borrowings on the WF Credit Facility of $272,209 and $107,331, respectively, and repayments on the WF Credit Facility of $196,876 and $87,700, respectively.

For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$460	$2,382
Facility fees	278	66
Total interest and other debt financing expenses	$738	$2,448
Cash paid for interest expense	$740	$2,379
Annualized average stated interest rate	2.2%	3.8%
Average outstanding balance	$82,540	$248,653

Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian. On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated. Prior to its termination, the DB Credit Facility allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

The DB Credit Facility bore interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility was (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum was payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders was payable if borrowings under the DB Credit Facility did not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee was payable to the facility agent each quarter and was calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility would have expired on December 31, 2021 and the DB Credit Facility would have matured on December 31, 2024.

The DB Credit Facility was secured by all of the assets held by GCIC Funding II. GCIC Funding II made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, were subject to the leverage restrictions contained in the 1940 Act.

The Company transferred certain loans and debt securities it originated or acquired from time to time to GCIC Funding II through a purchase and sale agreement and caused GCIC Funding II to originate or acquire loans, consistent with the Company’s investment objectives.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $153,524. For the three months ended December 31, 2020 and 2019, the Company had borrowings on the DB Credit Facility of $0 and $18,000 respectively, and repayments on the DB Credit Facility of $153,635 and $35,000 respectively.

For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$73	$2,528
Facility fees	14	—
Total interest and other debt financing expenses	$87	$2,528
Cash paid for interest expense	$840	$2,652
Annualized average stated interest rate	2.2%	4.1%
Average outstanding balance	$13,248	$246,297

2024 Unsecured Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Unsecured Notes”). The 2024 Unsecured Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Unsecured Notes mature on April 15, 2024.

The 2024 Unsecured Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Unsecured Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2024 Unsecured Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Unsecured Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Unsecured Notes to be redeemed through March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Unsecured Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2024 Unsecured Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Unsecured Notes), the redemption price for the Notes will be equal to 100% of the principal amount of the 2024 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2024 Unsecured Notes.

For the three months ended December 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Unsecured Notes were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2020	2019
Stated interest expense	$3,338	$—
Accretion of discounts on notes issued	23	—
Amortization of debt issuance costs	381	—
Total interest and other debt financing expenses	$3,742	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	3.4%	N/A
Average outstanding balance	$395,652	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000, and simultaneously terminated the Adviser Revolver II, which had been assumed by the Company as a result of the Merger on September 16, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.2% as of December 31, 2020. As of December 31, 2020 and September 30, 2020, the Company had no outstanding debt under the Adviser Revolver. For the three months ended December 31, 2020 and 2019, the Company had $0 and $57,500 in borrowings and $0 and $57,500 in repayments, respectively, on the Adviser Revolver. For the three months ended December 31, 2020 and 2019, the Company incurred interest expense of $0 and $9, respectively, on the Adviser Revolver. For the three months ended December 31, 2020 and 2019, $0 and $18, respectively, was paid in cash for interest on the Adviser Revolver. For the three months ended December 31, 2019, the Company incurred no interest expense and paid no cash on the Adviser Revolver II.

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

As of December 31, 2020 and September 30, 2020, the Company had no short-term borrowings. For the three months ended December 31, 2019, the annualized effective interest rate on short-term borrowings was 5.0% and interest expense was $818. The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $(1,064).

For the three months ended December 31, 2020, the average total debt outstanding (including the debt under the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the 2020 Debt Securitization, the SBA Debentures, the MS Credit Facility II, the WF Credit Facility, the DB Credit Facility, the 2024 Unsecured Notes and the Adviser Revolver) was $2,086,099. For the three months ended December 31, 2019, the average total debt outstanding (including the debt under the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the SBA Debentures, the MS Credit Facility II, WF Credit Facility, DB Credit Facility, Adviser Revolver, Adviser
Revolver II and Other Short-Term Borrowings) was $2,284,590.

For the three months ended December 31, 2020 and 2019, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 2.9% and 3.9%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of December 31, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	542,826	—	—	—	542,826
2020 Debt Securitization	189,000	—	—	—	189,000
SBA Debentures	237,750	—	—	51,750	186,000
WF Credit Facility	275,556	—	—	275,556	—
MS Credit Facility II	279,528	—	—	279,528	—
2024 Unsecured Notes(2)	399,703	—	—	399,703	—
Total borrowings	$2,332,563	$—	$—	$1,006,537	$1,326,026

(1) Includes $3,674 of discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Includes $297 of original issue discount as a result of the issuance of the 2024 Unsecured Notes.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2020, the Company had outstanding commitments to fund investments totaling $169,706, including $43,465 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $141,795, including $41,644 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of December 31, 2020 and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2020	2019
Net asset value at beginning of period	$14.33	$16.76
Net increase in net assets as a result of issuance of DRIP shares(2)	—	0.01
Distributions declared:
From net investment income	(0.29)	(0.38)
From capital gains	—	(0.08)
Net investment income	0.23	0.24
Net realized gain (loss) on investment transactions	(0.01)	0.02
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.34	0.09
Net asset value at end of period	$14.60	$16.66
Per share market value at end of period	$14.14	$18.45
Total return based on market value(4)	9.00%	0.49%
Number of common shares outstanding	167,259,511	133,805,764

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019
Ratio of net investment income to average net assets*	6.42%	5.85%
Ratio of total expenses to average net assets(5)*	5.51%	7.41%
Ratio of incentive fees to average net assets	0.08%	0.27%
Ratio of expenses (without incentive fees) to average net assets*	5.43%	7.14%
Total return based on average net asset value(6)*	15.53%	8.41%
Net assets at end of period	$2,442,127	$2,229,109
Average debt outstanding	$2,086,099	$2,284,590
Average debt outstanding per share	$12.47	$17.07
Portfolio turnover*	25.38%	13.89%
Asset coverage ratio(7)	216.01%	208.67%
Asset coverage ratio per unit(8)	$2,160	$2,087
Average market value per unit:(9)
2024 Unsecured Notes	$1,008	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A
2020 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
MS Credit Facility	N/A	N/A
MS Credit Facility II	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Adviser Revolver II	N/A	N/A

* Annualized for periods less than one year.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.
(4)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5)Expenses, other than incentive fees, are annualized for a period less than one year.
(6)Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)Effective February 6, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 ACT, is at least 150% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC). Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. These amounts exclude the SBA debentures pursuant to exemptive relief the Company received from the SEC on September 13, 2011.
(9)Not applicable because such senior securities are not registered for public trading, with the exception of the 2024 Unsecured Notes. The average market value per unit calculated for the 2024 Unsecured Notes is based on the average monthly prices of such notes and is expressed per $1,000 of indebtedness.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019
Earnings available to stockholders	$94,439	$47,048
Basic and diluted weighted average shares outstanding(1)	167,259,511	136,989,243
Basic and diluted earnings per share	$0.56	$0.34

(1)The weighted average shares of the Company's common stock outstanding used in computing basic and diluted earnings (loss) per share for the three months ended December 31, 2019 has been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020.

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the three months ended December 31, 2020
11/20/2020	12/11/2020	12/30/2020	$0.29		$33,846	—	$14,659	(1)
For the three months ended December 31, 2019
11/22/2019	12/12/2019	12/30/2019	$0.46	(2)	$40,793	1,149,409	$20,230

(1)In accordance with the Company's DRIP, 1,034,149 shares of the Company's stock were purchased in the open market at an average price of $14.18 and were issued to stockholders of the Company participating in DRIP.
(2)Includes a special distribution of $0.13 per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000.

On February 5, 2021, the Company's board of directors declared a quarterly distribution of $0.29 per share, which is payable on March 30, 2021 to holders of record as of March 5, 2021.

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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2020.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $35.0 billion in capital under management as of December 31, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2020 and September 30, 2020, our portfolio at fair value was comprised of the following:

	As of December 31, 2020		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$706,935	15.7%	$640,213	15.1%
One stop	3,667,769	81.4	3,485,585	82.2
Second lien	27,821	0.6	19,640	0.5
Subordinated debt	349	0.0 *	575	0.0 *
Equity	104,344	2.3	92,197	2.2
Total	$4,507,218	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2020 and September 30, 2020, one stop loans included $463.0 million and $430.2 million, respectively, of late stage lending loans at fair value.

As of December 31, 2020 and September 30, 2020, we had debt and equity investments in 253 and 254 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2020 and 2019:

	For the three months ended
	December 31, 2020	December 31, 2019
Weighted average income yield (1)*	7.4%	8.0%
Weighted average investment income yield (2)*	7.9%	8.4%
Total return based on average net asset value (3)*	15.5%	8.4%
Total return based on market value (4)	9.0%	0.5%

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

Prior to the redemption of the 2014 Notes (as defined in Note 7 of our consolidated financial statements) and termination of the documents governing the 2014 Debt Securitization (as defined in Note 7 of our consolidated financial statements) on August 26, 2020, GC Advisors, served as collateral manager for Golub Capital BDC 2014-LLC, or the 2014 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the 2014 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ referred to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

GC Advisors, as collateral manager for Golub Capital BDC CLO III LLC, or the 2018 Issuer, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

GC Advisors, as collateral manager for Golub Capital Investment Corporation CLO II LLC, or the GCIC 2018 Issuer, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

GC Advisors, as collateral manager for Golub Capital BDC CLO 4 LLC, or the 2020 Issuer, under a collateral management agreement, or the 2020 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2020 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2020 Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees were paid directly by the 2014 Issuer and are paid directly by the 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the initial structuring of the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC, as defined in the “GCIC Acquisition” section below, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). The 2020 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2020 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization, and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

GCIC Acquisition

On September 16, 2019, we completed our acquisition of Golub Capital Investment Corporation, or GCIC, pursuant to that certain Agreement and Plan of Merger, as amended, or the Merger Agreement, dated November 27, 2018, by and among us, GCIC, Fifth Ave Subsidiary Inc., our wholly owned subsidiary, or Merger Sub, GC Advisors, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, or the Initial Merger, with GCIC as the surviving company and immediately following the Initial Merger, GCIC was then merged with and into us, the Initial Merger and subsequent merger referred to as the Merger, with us as the surviving company.

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

SLF and GCIC SLF Purchase Agreement

On January 1, 2020, we entered into a purchase agreement, or the Purchase Agreement, with RGA Reinsurance Company, or RGA, Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA, or Aurora and, together with RGA, the Transferors, Senior Loan Fund LLC, or SLF, and GCIC Senior Loan Fund LLC, or GCIC SLF. Prior to entering into the Purchase Agreement, the Transferors owned 12.5% of the LLC equity interests in each Senior Loan Fund, while we owned the remaining 87.5% of the LLC equity interests in each Senior Loan Fund. Pursuant to the Purchase Agreement, RGA and Aurora agreed to sell their LLC equity interests in each Senior Loan Fund to us, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, we paid each Transferor an amount, in cash, equal to the net asset value of such Transferor's Senior Loan Fund LLC equity interests as of December 31, 2019, or the Net Asset Value, along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. In February 2020, we paid an aggregate of $17.0 million to the Transferors to acquire their respective LLC interests in the Senior Loan Funds.

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

We cannot predict the full impact of the coronavirus, including the duration of the closures and restrictions described above. While several countries, as well as certain states in the United States, lifted or reduced certain travel restrictions, business closures and other quarantine measures, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As a result, we are unable to predict the duration of business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries such as retail and travel, to experience financial distress and possibly to default on their financial obligations to us and their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Business disruption and financial distress experienced by our portfolio companies is likely to reduce, over time, the amount of interest and dividend income that we receive from our investments and has in the past and may in the future require us to contribute additional capital to such companies in the form of follow on investments. Any restructuring of the capitalization of our portfolio companies required by any business disruption or financial distress could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our future distributions to stockholders. In the first half of calendar year 2020 when the COVID-19 pandemic began to the impact the U.S. economy, we proactively and aggressively commenced on a number of actions to support and evaluate our portfolio companies, including gathering full information from a variety of sources including third-party experts, management teams of our borrowers, the private equity sponsor owners of our borrowers and other sources and immediate outreach to our private equity sponsor partners to establish candid, two-way, real-time communications. We believe these actions have led and will lead to increased and better solutions for our borrowers and believe our long-term relationships with these sponsors will create appropriate incentives for them to collaborate with us to address such portfolio company needs.

We have experienced a meaningful reversal of some of the unrealized depreciation recognized during the three months ended March 31, 2020 as the U.S. economy began reopening sooner than expected, portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. Due to the resurgence of COVID-19 in some parts of the country, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended December 31, 2020.

As of December 31, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Our revolving credit facilities, described in Note 7 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of December 31, 2020, over 90% of our floating rate loans at fair value were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. Certain of the notes issued in each of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization have floating rate interest provisions. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee as a result of our 8% hurdle rate or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Recent Developments

On January 29, 2021, we entered into an amendment to the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements) that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250.0 million from $325.0 million.

On February 5, 2021, our board of directors declared a quarterly distribution of $0.29 per share, which is payable on March 30, 2021 to holders of record as of March 5, 2021.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2020 and 2019 are as follows:

	Three months ended December 31,
	2020	2019	Variances
	(In thousands)
Interest income	$77,603	$84,322	$(6,719)
Accretion of discounts and amortization of premiums	4,606	3,968	638
GCIC acquisition purchase premium amortization	(9,230)	(11,837)	2,607
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	—	1,905	(1,905)
Dividend income	160	34	126
Fee income	907	215	692
Total investment income	74,046	78,607	(4,561)
Total expenses	35,039	45,876	(10,837)
Net investment income (loss)	39,007	32,731	6,276
Net realized gain (loss) on investment transactions	(2,313)	2,541	(4,854)
Net realized gain (loss) on investment transactions due to purchase premium	(79)	(40)	(39)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	48,515	(61)	48,576
Net change in unrealized depreciation on investment transactions due to purchase premium	9,309	11,877	(2,568)
Net gain (loss) on investment transactions	55,432	14,317	41,115
Net increase (decrease) in net assets resulting from operations	$94,439	$47,048	$47,391
Average earning debt investments, at fair value(2)	$4,182,748	$4,190,808	$(8,060)

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

As a supplement to our GAAP financial measures, we have provided the following non-GAAP financial measures that we believe are useful for the reasons described below:
•“Adjusted Net Investment Income” - excludes the amortization of the purchase price premium and the accrual for the capital gain incentive fee (including the portion of such accrual that is not payable under the Investment Advisory Agreement) from net investment income calculated in accordance with GAAP;
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

	Three months ended
	December 31, 2020	December 31, 2019
	(In thousands)
Net investment income	$39,007	$32,731
Add: GCIC acquisition purchase premium amortization	9,230	11,837
Adjusted net investment income	$48,237	$44,568

Net gain (loss) on investment transactions	$55,432	$14,317
Add: Realized loss on investment transactions due to purchase premium	79	40
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(9,309)	(11,877)
Adjusted net realized and unrealized gain/(loss)	$46,202	$2,480

Net increase (decrease) in net assets resulting from operations	$94,439	$47,048
Add: GCIC acquisition purchase premium amortization	9,230	11,837
Add: Realized loss on investment transactions due to purchase premium	79	40
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(9,309)	(11,877)
Adjusted net income/(loss)	$94,439	$47,048

We believe that excluding the financial impact of the purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our results of operations.

Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Investment Income

Investment income decreased from the three months ended December 31, 2019 to the three months ended December 31, 2020 by $4.6 million primarily due to a decrease in LIBOR and the slight decrease in the average earning debt investments balance, partially offset by a reduction of GCIC acquisition purchase price premium amortization of $2.6 million. As of December 31, 2019, 3-month LIBOR was 1.9% compared to 0.2% as of December 31, 2020. Due to

The annualized income yield by debt security type for the three months ended December 31, 2020 and 2019 was as follows:

	Three months ended
	December 31, 2020	December 31, 2019
Senior secured	6.5%	6.9%
One stop	7.6%	8.1%
Second lien	10.9%	11.3%
Subordinated debt	10.7%	10.4%

Income yields on one stop and senior secured loans decreased for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 primarily due to a decrease in the average LIBOR for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, which was partially offset due to over 90% of our loans at fair value have a weighted average LIBOR floor of 1.01%. As of December 31, 2020, we have six second lien investments and three subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019	Variances
	(In thousands)
Interest and other debt financing expenses	$13,877	$21,707	$(7,830)
Amortization of debt issuance costs	1,204	571	633
Base management fee	15,224	15,206	18
Income incentive fee	2,004	5,904	(3,900)
Capital gain incentive fee	—	—	—
Professional fees	837	939	(102)
Administrative service fee	1,602	1,402	200
General and administrative expenses	291	147	144
Total expenses	$35,039	$45,876	$(10,837)
Average debt outstanding	$2,086,099	$2,284,590	$(198,491)

Interest Expense

Interest and other debt financing expenses decreased by $7.8 million from the three months ended December 31, 2019 to the three months ended December 31, 2020 primarily due to a decrease in LIBOR on our floating rate facilities for the three months ended December 31, 2020 from the three months ended December 31, 2019. For more information about our outstanding borrowings for the three months ended December 31, 2020 and 2019, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2020 and 2019, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.9% and 3.9%, respectively. The decrease was primarily due to a lower average LIBOR, partially offset by the issuance of the 2024 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 3.375%.

Management Fee

The base management fee slightly increased from the three months ended December 31, 2019 to the three months ended December 31, 2020 as a result of a slight increase in average adjusted gross assets from 2019 to 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $3.9 million from the three months ended December 31, 2019 to the three months ended December 31, 2020 primarily due to a lower rate of return on the value of our net assets driven by a decrease in LIBOR, partially offset by an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, an increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the three months ended December 31, 2020, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 4.9% compared to 15.3% for the three months ended December 31, 2019.

For each of the three months ended December 31, 2020 and 2019, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There was no capital gain incentive fee accrual calculated in accordance with GAAP as of December 31, 2020 and

September 30, 2020. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased slightly from the three months ended December 31, 2019 to the three months ended December 31, 2020. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth other than as a result of a merger or other large acquisition and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2020 and 2019, were $1.6 million and $1.7 million, respectively.

As of December 31, 2020 and September 30, 2020, included in accounts payable and other liabilities were $1.5 million and $1.6 million, respectively, for expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Three months ended December 31,
	2020	2019	Variances
	(In thousands)
Net realized gain (loss) on investments	$(1,614)	$2,656	$(4,270)
Foreign currency transactions	(778)	(155)	(623)
Net realized gain (loss) on investment transactions	$(2,392)	$2,501	$(4,893)
Unrealized appreciation on investments	74,714	38,067	36,647
Unrealized (depreciation) on investments	(11,624)	(21,659)	10,035
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	—	(192)	192
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(1,374)	(3,150)	1,776
Unrealized appreciation (depreciation) on forward currency contracts	(3,892)	(1,250)	(2,642)
Net change in unrealized appreciation (depreciation) on investment transactions	$57,824	$11,816	$46,008

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us.
During the three months ended December 31, 2020, we had a net realized loss of $2.4 million primarily attributable to recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2019, we had a net realized gain of $2.5 million primarily due to sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2020, we had $74.7 million in unrealized appreciation on 193 portfolio company investments, which was offset by $11.6 million in unrealized depreciation on 75 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the three months ended December 31, 2020 primarily resulted from decreases in the fair value in many of our portfolio company investments due to the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

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

Liquidity and Capital Resources

For the three months ended December 31, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $86.5 million. During the period, cash used in operating activities was $164.9 million, primarily as a result of fundings of portfolio investments of $490.0 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $278.7 million and net investment income of $39.0 million. Lastly, cash provided by financing activities was $251.4 million, primarily driven by borrowings on debt of $797.4 million, partially offset by repayments of debt of $491.3 million, distributions paid of $33.8 million, and repurchases of common stock under the DRIP of $14.7 million.

For the three months ended December 31, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $49.1 million. During the period, cash used in operating activities was $111.8 million, primarily as a result of fundings of portfolio investments of $296.8 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $154.3 million and net investment income of $32.7 million. Lastly, cash provided by financing activities was $160.9 million, primarily driven by borrowings on debt of $332.0 million and proceeds from short-term borrowings of $64.8 million that were partially offset by repayments of debt of $193.9 million and distributions paid of $40.8 million.

As of December 31, 2020 and September 30, 2020, we had cash and cash equivalents of $26.5 million and $24.6 million, respectively. In addition, we had foreign currencies of $0.5 million and $0.6 million as of December 31, 2020 and September 30, 2020, respectively, restricted cash and cash equivalents of $242.8 million and $157.6 million as of December 31, 2020 and September 30, 2020, respectively, and restricted foreign currencies of $1.4 million and $1.7 million as of December 31, 2020 and September 30, 2020, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of December 31, 2020 and September 30, 2020, we had $279.5 million and $313.3 million outstanding under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements), respectively. As of December 31, 2020, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, to borrow up to $325.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2020 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $45.5 million and $86.7 million of remaining commitments, respectively, and $45.5 million and $8.0 million of availability, respectively, on the MS Credit Facility II. On January 29, 2021, we entered into an amendment for the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250.0 million from $325.0 million.

WF Credit Facility - As of December 31, 2020 and September 30, 2020, we had outstanding debt under the WF Credit Facility (as defined in Note 7 of our consolidated financial statements) of $275.6 million and $199.6 million, respectively. As of December 31, 2020, the WF Credit Facility allowed GCIC Funding LLC, or GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2020 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $24.4 million and $100.4 million of remaining commitments, respectively, and $24.4 million and $15.3 million of availability, respectively, on the WF Credit Facility.

DB Credit Facility - As of September 30, 2020, we had outstanding debt under the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) of $153.5 million. On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated. As of September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $96.5 million of remaining commitments and $82.7 million of availability on the DB Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of December 31, 2020. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of December 31, 2020 and September 30, 2020, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2014 Debt Securitization - On August 26, 2020, in conjunction with the 2020 Debt Securitization, the 2014 Notes were redeemed and following such redemption, the agreements governing the 2014 Debt Securitization were terminated.

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2020 and September 30, 2020 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of December 31, 2020 and September 30, 2020, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the December 31, 2020 and September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of December 31, 2020 and September 30, 2020 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of December 31, 2020 and September 30, 2020, we had outstanding debt under the GCIC 2018 Debt Securitization of $542.8 million and $542.4 million, respectively.

2020 Debt Securitization - On August 26, 2020, we completed the 2020 Debt Securitization. The Class A-1, Class A-2, and Class B Notes are included in the December 31, 2020 and September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of December 31, 2020 and September 30, 2020, the Class C 2020 Notes and the Subordinated 2020 Notes were eliminated in consolidation. As of December 31, 2020 and September 30, 2020, we had outstanding debt under the 2020 Debt Securitization of $189.0 million and $189.0 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

SBA Debentures

Under present small business investment company, or SBIC, regulations, the maximum amount of debentures guaranteed by the U.S. Small Business Administration, or SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of December 31, 2020, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $0, $151.8 million, and $86.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2031. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI, had $0, $151.8 million and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through December 31, 2020, SBIC IV and SBIC V have repaid $150.0 million and $23.3 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of December 31, 2020 and September 30, 2020, SBIC VI had $55.5 million and $29.0 million, respectively, of undrawn debenture commitments, of which $9.0 million and $29.0 million, respectively, were available to be drawn, subject to SBA regulatory requirements.

2024 Unsecured Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Unsecured Notes, all of which remained outstanding as our debt as of December 31, 2020.

As of December 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2020, our asset coverage for borrowed amounts was 216.0% (excluding the SBA debentures).

In August 2020, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the three months ended December 31, 2020 and 2019.

As of December 31, 2020 and September 30, 2020, we had outstanding commitments to fund investments totaling $169.7 million and $141.8 million, respectively. As of December 31, 2020, total commitments of $169.7 million included $43.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of December 31, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2020 and September 30, 2020, we had investments in 253 and 254 portfolio companies, respectively, with a total fair value of $4.5 billion and $4.2 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020		2019
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$116,773	22.2%	$11,610	4.3%
One stop	396,147	75.2	257,329	94.9
Second lien	8,013	1.5	—	—
Subordinated debt	—	—	138	0.1
Equity	5,907	1.1	2,015	0.7
Total new investment commitments	$526,840	100.0%	$271,092	100.0%

For the three months ended December 31, 2020 and 2019, we had approximately $278.7 million and $154.3 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2020(1)			As of September 30, 2020(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$721,897	$723,114	$704,156	$645,886	$649,259	$627,471
Non-accrual(3)	19,864	9,272	2,779	37,849	27,026	12,742
One stop:
Performing	3,681,964	3,692,149	3,617,688	3,518,814	3,540,446	3,429,012
Non-accrual(3)	69,876	63,150	50,081	81,897	75,239	56,573
Second lien:
Performing	27,965	28,038	27,821	19,640	19,886	19,640
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	302	300	349	537	541	575
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	88,795	104,344	N/A	86,503	92,197
Total	$4,521,868	$4,604,818	$4,507,218	$4,304,623	$4,398,900	$4,238,210

(1)As of December 31, 2020, $585.3 million and $548.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(2)As of September 30, 2020, $488.1 million and $454.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2020, we had loans in seven portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.6% and 1.2%, respectively.
As of September 30, 2020, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 2.4% and 1.7%, respectively. As of December 31, 2020 and September 30, 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 97.4% and 96.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2020 and 2019:

	For the three months ended
	December 31, 2020	December 31, 2019
Weighted average rate of new investment fundings	7.1%	7.4%
Weighted average spread over LIBOR of new floating rate investment fundings	6.1%	5.7%
Weighted average fees of new investment fundings	1.3%	1.4%
Weighted average rate of sales and payoffs of portfolio investments	7.1%	7.8%

As of December 31, 2020, 93.5% and 93.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 91.2% and 91.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2020 and September 30, 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $32.8 million and $31.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2020 and September 30, 2020:

	As of December 31, 2020		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$313,341	7.0%	$257,409	6.1%
4	3,334,609	74.0	3,085,610	72.8
3	808,152	17.9	836,560	19.7
2	50,258	1.1	57,754	1.4
1	858	0.0*	877	0.0*
Total	$4,507,218	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:

	Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization	542,826	—	—	—	542,826
2020 Debt Securitization	189,000	—	—	—	189,000
SBA debentures	237,750	—	—	51,750	186,000
WF Credit Facility	275,556	—	—	275,556	—
MS Credit Facility II	279,528	—	—	279,528	—
Adviser Revolver	—	—	—	—	—
2024 Unsecured Notes	399,703	—	—	399,703	—
Unfunded commitments(1)	169,706	169,706	—	—	—
Total contractual obligations	$2,502,269	$169,706	$—	$1,006,537	$1,326,026

(1)Unfunded commitments represent unfunded commitments to fund investments as of December 31, 2020 and includes $43.5 million of commitments on undrawn revolvers. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2020, subject to the terms of each loan’s respective credit agreement.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020, we had outstanding commitments to fund investments totaling $169.7 million.

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

•During calendar years 2020 and 2019, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $54.7 million, or 4,103,225 shares, and $47.4 million, or 2,609,558 shares, of our common stock, respectively, for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2020 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $52.9 million and $69.3 million as of December 31, 2020 and September 30, 2020, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2020 and 2019, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2020 and September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization and the Class A-1, A-1-L, A-2 and B 2020 Notes as issued as part of the 2020 Debt Securitization. Finally, the MS Credit Facility II and the WF Credit Facility each have a floating interest rate provision primarily based on one-month LIBOR plus 2.45% and one-month LIBOR plus 2.15%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the Consolidated Statement of Financial Condition as of December 31, 2020 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(697)	$(4,142)	$3,445
Up 50 basis points	1,395	8,283	(6,888)
Up 100 basis points	12,464	16,566	(4,102)
Up 150 basis points	34,320	24,849	9,471
Up 200 basis points	56,284	33,132	23,152

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the WF Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.2	First Supplemental Indenture, dated as of October 2, 2020, relating to the 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.3	Form of 3.375% Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
10.1	First Supplemental Indenture, dated as of December 21, 2020, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee to the Indenture, dated as of December 13, 2018, among the Issuer and Trustee.*
10.2	Sixth Amendment to Loan and Servicing Agreement, dated as of January 15, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer, and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender.*
10.3	Seventh Amendment to Loan and Servicing Agreement, dated as of January 29, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 3, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 8, 2021	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 8, 2021	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)