Form 10-Q
period 2021-03-31
GOLUB CAPITAL BDC, Inc.
filed 2021-05-10
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 10, 2021, the Registrant had 168,231,707 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2021	September 30, 2020
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,315,911	$4,177,474
Non-controlled affiliate company investments	61,650	42,000
Controlled affiliate company investments	17,700	18,736
Total investments, at fair value (amortized cost of $4,444,401 and $4,398,900, respectively)	4,395,261	4,238,210
Cash and cash equivalents	75,919	24,569
Foreign currencies (cost of $1,184 and $567, respectively)	1,185	567
Restricted cash and cash equivalents	106,105	157,566
Restricted foreign currencies (cost of $789 and $1,727, respectively)	873	1,728
Cash collateral held at broker for forward currency contracts	6,960	3,320
Interest receivable	18,386	17,263
Receivable from investments sold	—	259
Other assets	599	802
Total Assets	$4,605,288	$4,444,284
Liabilities
Debt	$2,086,204	$2,023,698
Less unamortized debt issuance costs	18,437	5,896
Debt less unamortized debt issuance costs	2,067,767	2,017,802
Unrealized depreciation on forward currency contracts	3,835	1,064
Interest payable	13,376	7,875
Management and incentive fees payable	15,998	17,347
Accounts payable and other liabilities	5,181	4,003
Total Liabilities	2,106,157	2,048,091
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 168,231,707 and 167,259,511 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	168	167
Paid in capital in excess of par	2,638,801	2,624,608
Distributable earnings (losses)	(139,838)	(228,582)
Total Net Assets	2,499,131	2,396,193
Total Liabilities and Total Net Assets	$4,605,288	$4,444,284
Number of common shares outstanding	168,231,707	167,259,511
Net asset value per common share	$14.86	$14.33

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$74,076	$74,593	$145,598	$150,452
Dividend income	35	146	195	180
Fee income	1,153	157	2,060	372
Total investment income from non-controlled/non-affiliate company investments	75,264	74,896	147,853	151,004
From non-controlled affiliate company investments:
Interest income	928	228	2,403	472
Dividend income	7	—	7	—
Total investment income from non-controlled affiliate company investments	935	228	2,410	472
From controlled affiliate company investments:
Interest income	2	—	(16)	350
Dividend income	—	—	—	1,905
Total investment income from controlled affiliate company investments	2	—	(16)	2,255
Total investment income	76,201	75,124	150,247	153,731
Expenses
Interest and other debt financing expenses	16,190	21,550	31,271	43,828
Base management fee	15,082	14,858	30,306	30,064
Incentive fee	942	3,847	2,946	9,751
Professional fees	1,201	1,045	2,038	1,984
Administrative service fee	2,000	1,446	3,602	2,848
General and administrative expenses	478	432	769	579
Total expenses	35,893	43,178	70,932	89,054
Net investment income	40,308	31,946	79,315	64,677
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	1,171	235	5,296	2,891
Non-controlled affiliate company investments	—	(8,038)	(5,739)	(8,038)
Controlled affiliate company investments	—	(4,036)	—	(4,036)
Foreign currency transactions	(1,117)	169	(1,895)	14
Net realized gain (loss) on investment transactions	54	(11,670)	(2,338)	(9,169)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	46,499	(258,248)	100,568	(240,776)
Non-controlled affiliate company investments	3,002	549	12,073	122
Controlled affiliate company investments	(1,041)	2,537	(1,091)	1,708
Translation of assets and liabilities in foreign currencies	1,372	3,626	(2)	476
Forward currency contracts	1,121	2,296	(2,771)	1,046
Net change in unrealized appreciation (depreciation) on investment transactions	50,953	(249,240)	108,777	(237,424)
Net gain (loss) on investment transactions	51,007	(260,910)	106,439	(246,593)
Net increase (decrease) in net assets resulting from operations	$91,315	$(228,964)	$185,754	$(181,916)
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$0.55	$(1.66)	$1.11	$(1.32)
Dividends and distributions declared per common share	$0.29	$0.33	$0.58	$0.79
Basic and diluted weighted average common shares outstanding (Note 10)	167,281,115	138,150,198	167,270,194	137,566,569

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	64,677	64,677
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(9,169)	(9,169)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(237,424)	(237,424)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings	—	—	—	(105,180)	(105,180)
Total increase (decrease) for the six months ended March 31, 2020	1,149,409	1	20,229	(287,096)	(266,866)
Balance at March 31, 2020	133,807,609	$134	$2,330,839	$(374,985)	$1,955,988
Balance at December 31, 2019	133,807,609	$134	$2,330,839	$(101,864)	$2,229,109
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	31,946	31,946
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(11,670)	(11,670)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(249,240)	(249,240)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(44,157)	(44,157)
Total increase (decrease) for the three months ended March 31, 2020	—	—	—	(273,121)	(273,121)
Balance at March 31, 2020	133,807,609	$134	$2,330,839	$(374,985)	$1,955,988
Balance at September 30, 2020	167,259,511	$167	$2,624,608	$(228,582)	$2,396,193
Net increase in net assets resulting from operations
Net investment income	—	—	—	79,315	79,315
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(2,338)	(2,338)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	108,777	108,777
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	972,196	1	14,193	—	14,194
Distributions from distributable earnings	—	—	—	(97,010)	(97,010)
Total increase for the six months ended March 31, 2021	972,196	1	14,193	88,744	102,938
Balance at March 31, 2021	168,231,707	$168	$2,638,801	$(139,838)	$2,499,131
Balance at December 31, 2020	167,259,511	$167	$2,624,608	$(182,648)	$2,442,127
Net increase in net assets resulting from operations:
Net investment income	—	—	—	40,308	40,308
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	54	54
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	50,953	50,953
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	972,196	1	14,193	—	14,194
Distributions from distributable earnings	—	—	—	(48,505)	(48,505)
Total increase for the three months ended March 31, 2021	972,196	1	14,193	42,810	57,004
Balance at March 31, 2021	168,231,707	$168	$2,638,801	$(139,838)	$2,499,131

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$185,754	$(181,916)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,340	1,304
Accretion of discounts and amortization of premiums on investments	7,826	15,896
Accretion of discounts on issued debt securities	959	630
Net realized (gain) loss on investments	443	9,183
Net realized (gain) loss on foreign currency transactions	1,895	(14)
Net change in unrealized (appreciation) depreciation on investments	(111,550)	238,946
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2	(476)
Net change in unrealized (appreciation) depreciation on forward currency contracts	2,771	(1,046)
Proceeds from (fundings of) revolving loans, net	7,248	(31,054)
Fundings of investments	(678,530)	(498,841)
Proceeds from principal payments and sales of portfolio investments	626,183	445,227
PIK interest	(8,671)	(4,648)
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	—	4,944
Changes in operating assets and liabilities:
Interest receivable	(1,123)	2,374
Cash collateral held at broker for forward currency contracts	(3,640)	(1,100)
Receivable from investments sold	259	—
Other assets	203	82
Interest payable	5,501	(554)
Management and incentive fees payable	(1,349)	5,616
Accounts payable and other liabilities	1,178	(23,423)
Accrued trustee fees	—	(207)
Net cash provided by (used in) operating activities	38,699	(19,077)
Cash flows from financing activities
Borrowings on debt	2,284,027	694,931
Repayments of debt	(2,224,546)	(553,438)
Capitalized debt issuance costs	(15,881)	(2,502)
Proceeds from other short-term borrowings	—	64,769
Repayments on other short-term borrowings	—	(65,017)
Distributions paid	(68,156)	(70,916)
Purchases of common stock under dividend reinvestment plan	(14,659)	(14,034)
Net cash (used in) provided by financing activities	(39,215)	53,793
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(516)	34,716
Effect of foreign currency exchange rates	168	220
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	184,430	84,208
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$184,082	$119,144
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Six months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,472	$39,162
Distributions declared during the period	97,010	105,180
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$14,194	$20,230
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	—	185,101
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	—	(85,236)
Dissolution of existing SLF and GCIC SLF LLC equity interests	—	(119,077)
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	38,500	—
Redemptions of Class A-2 GCIC 2018 Notes	(38,500)	—
(1) Represents $17,011 paid in cash to RGA and Aurora (as defined in Note 1), net of cash acquired due to the consolidation of SLF and GCIC SLF of $21,955.
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$75,919	$23,705
Foreign currencies (cost of $1,184 and $654, respectively)	1,185	654
Restricted cash and cash equivalents	106,105	92,736
Restricted foreign currencies (cost of $789 and $2,049, respectively)	873	2,049
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$184,082	$119,144
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#~^	Senior loan	L + 5.50%	(c)	6.50%	06/2023	$40,375	$40,070	1.6%	$40,375
NTS Technical Systems~	Second lien	L + 9.75%	(b)	10.75%	12/2023	4,589	4,510	0.2	4,589
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(38)	—	—
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(68)	—	—
Tronair Parent, Inc.+	Senior loan	L + 4.75%	(e)	5.75%	09/2023	714	709	—	636
Tronair Parent, Inc.+	Senior loan	L + 4.50%	(c)	4.70%	09/2021	160	159	—	156
Whitcraft LLC*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	63,576	63,888	2.5	61,031
Whitcraft LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(2)	—	(12)
						109,414	109,228	4.3	106,775
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	990	970	—	921

Auto Components
Polk Acquisition Corp.*#+	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	18,302	18,169	0.7	17,936
Polk Acquisition Corp.+	Senior loan	L + 6.50%	(a)	3.50% cash/4.00% PIK	12/2023	108	106	—	106
Polk Acquisition Corp.+	Senior loan	L + 6.50%	(a)(c)	3.50% cash/4.00% PIK	12/2023	30	28	—	26
Power Stop, LLC+~	Senior loan	L + 4.50%	(a)	4.61%	10/2025	2,828	2,876	0.1	2,828
						21,268	21,179	0.8	20,896
Automobiles
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	15,551	15,321	0.6	15,551
JHCC Holdings LLC+	One stop	L + 5.50%	(c)(f)	6.99%	09/2025	128	126	—	128
JHCC Holdings LLC+	One stop	P + 4.50%	(c)(f)	7.37%	09/2025	34	33	—	34
MOP GM Holding, LLC*+~^	One stop	L + 5.75%	(c)	6.75%	11/2026	24,343	24,057	1.0	24,343
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	130	128	—	130
MOP GM Holding, LLC+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(53)	—	—
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.50%	(c)	7.50%	10/2024	13,017	13,033	0.5	13,017
Quick Quack Car Wash Holdings, LLC#+	One stop	L + 6.50%	(c)	7.50%	10/2024	2,348	2,325	0.1	2,348
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.50%	(c)	7.50%	10/2024	2,199	2,113	0.1	2,199
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(c)	7.50%	10/2024	2,051	2,093	0.1	2,051
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(c)	7.50%	10/2024	1,371	1,399	0.1	1,371
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(c)	7.50%	10/2024	1,117	1,156	0.1	1,117
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.50%	(c)	7.50%	10/2024	30	30	—	30
TWAS Holdings, LLC+	One stop	L + 6.75%	(c)	7.75%	12/2026	31,033	30,661	1.2	31,033
TWAS Holdings, LLC+	One stop	L + 6.75%	(c)	7.75%	12/2026	383	296	—	383
TWAS Holdings, LLC+(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	—
						93,735	92,714	3.8	93,735

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 7.25%	(c)	8.25%	04/2024	$6,913	$6,905	0.3%	$6,774
Abita Brewing Co., L.L.C.+	Second lien	L + 8.00%	(c)	9.00%	04/2024	3,247	3,234	0.1	2,435
Abita Brewing Co., L.L.C.+	One stop	L + 7.25%		N/A(6)	04/2024	—	—	—	—
Fintech Midco, LLC*#	One stop	L + 5.00%	(c)	6.00%	08/2024	24,287	24,588	1.0	24,287
Fintech Midco, LLC#+	One stop	L + 5.00%	(c)	6.00%	08/2024	1,124	1,158	—	1,124
Fintech Midco, LLC+(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
						35,571	35,884	1.4	34,620
Biotechnology
BIO18 Borrower, LLC#	One stop	L + 4.75%	(a)(c)	5.75%	11/2024	11,019	11,052	0.4	11,019
BIO18 Borrower, LLC*#+	One stop	L + 4.75%	(a)	5.75%	11/2024	3,943	3,913	0.2	3,943
BIO18 Borrower, LLC+	One stop	L + 4.75%	(a)	5.75%	11/2024	210	210	—	210
BIO18 Borrower, LLC+	One stop	L + 4.75%		N/A(6)	11/2024	—	—	—	—
						15,172	15,175	0.6	15,172
Building Products
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	03/2024	4,170	4,171	0.2	4,170
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	1,249	1,277	0.1	1,249
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(d)(f)	5.50%	03/2024	909	921	—	909
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	436	448	—	436
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	278	281	—	278
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.51%	03/2024	217	217	—	217
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	116	116	—	116
						7,375	7,431	0.3	7,375
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L + 6.00%	(c)	7.00%	07/2024	12,637	12,742	0.5	12,406
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	1,920	1,910	0.1	1,885
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	80	80	—	76
						14,637	14,732	0.6	14,367
Commercial Services & Supplies
Bazaarvoice, Inc.*#+~^	One stop	L + 5.75%	(a)	6.75%	02/2024	47,885	48,410	1.9	47,885
Bazaarvoice, Inc.+	One stop	L + 5.75%	(c)	6.75%	02/2024	21,041	20,850	0.9	21,041
Bazaarvoice, Inc.+(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
EGD Security Systems, LLC*#+^	One stop	L + 5.65%	(c)	6.65%	06/2023	30,092	30,385	1.2	30,092
EGD Security Systems, LLC*+	One stop	L + 5.65%	(c)	6.65%	06/2023	1,258	1,257	0.1	1,258
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	843	837	—	843
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	767	760	—	767
EGD Security Systems, LLC#+	One stop	L + 5.65%	(c)	6.65%	06/2023	644	660	—	644
EGD Security Systems, LLC#+	One stop	L + 5.65%	(c)	6.65%	06/2023	575	572	—	575
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	140	139	—	140
EGD Security Systems, LLC+(5)	One stop	L + 5.65%		N/A(6)	06/2023	—	(18)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Hydraulic Authority III Limited+~(8)(9)(10)	One stop	L + 6.00%	(i)	7.00%	11/2025	$11,331	$11,518	0.5%	$11,904
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	221	224	—	241
Hydraulic Authority III Limited+(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2025	—	—	—	(6)
PT Intermediate Holdings III, LLC+~^	One stop	L + 5.50%	(c)	6.50%	10/2025	29,625	29,276	1.2	28,440
Radwell International, LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	2,100	2,059	0.1	2,058
Radwell International, LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	239	234	—	229
Radwell International, LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	8	8	—	8
WRE Holding Corp.*#	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	2,264	2,293	0.1	2,264
WRE Holding Corp.+^	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	934	957	—	934
WRE Holding Corp.+	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	686	686	—	686
WRE Holding Corp.+	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	406	406	—	406
WRE Holding Corp.+	Senior loan	L + 5.25%	(b)(c)	6.25%	01/2023	23	23	—	23
WRE Holding Corp.+	Senior loan	L + 5.25%	(c)	6.25%	01/2023	16	17	—	16
WRE Holding Corp.+	Senior loan	L + 5.25%		N/A(6)	01/2023	—	7	—	—
						151,098	151,557	6.0	150,448

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Reladyne, Inc.*#+^	Senior loan	L + 5.00%	(c)	6.00%	07/2022	$32,693	$32,852	1.3%	$32,693
Reladyne, Inc.+~	Senior loan	L + 5.00%	(c)	6.00%	07/2022	3,465	3,507	0.1	3,465
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2022	3,386	3,359	0.1	3,386
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2022	2,743	2,776	0.1	2,743
Reladyne, Inc.*#+	Senior loan	L + 5.00%	(c)	6.00%	07/2022	1,875	1,898	0.1	1,875
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2022	1,617	1,636	0.1	1,617
Reladyne, Inc.#+	Senior loan	L + 5.00%	(c)	6.00%	07/2022	1,538	1,568	0.1	1,538
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2022	736	746	—	736
						48,053	48,342	1.9	48,053
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	818	811	—	818
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	169	167	—	169
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	152	150	—	152
AmerCareRoyal LLC+(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(2)	—	—
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	2,418	2,375	0.1	2,370
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	1,578	1,567	0.1	1,546
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	628	623	—	615
Fortis Solutions Group LLC+	Senior loan	L + 5.00%	(a)	6.00%	12/2023	604	600	—	592
Fortis Solutions Group LLC+(5)	Senior loan	L + 5.00%		N/A(6)	12/2023	—	—	—	(1)
Plano Molding Company, LLC+	One stop	L + 9.00%	(c)	8.50% cash/1.50% PIK	05/2022	14,670	14,770	0.6	15,105
Plano Molding Company, LLC+	One stop	L + 9.00%	(c)	8.50% cash/1.50% PIK	05/2022	1,187	1,180	0.1	1,223
						22,224	22,241	0.9	22,589

Distributors
PetroChoice Holdings, Inc.#^	Senior loan	L + 5.00%	(c)	6.00%	08/2022	3,258	3,264	0.1	3,137

Diversified Consumer Services
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,102	1,091	0.1	1,091
Certus Pest, Inc.+(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.+(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	(59)	—	(61)
Certus Pest, Inc.+(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	(61)
CHHJ Franchising, LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	2,765	2,738	0.1	2,737
CHHJ Franchising, LLC+	Senior loan	P + 4.00%	(f)	7.25%	01/2026	5	5	—	5
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	917	902	—	834
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	30	29	—	27
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	16
Excelligence Learning Corporation#+	One stop	L + 7.00%	(c)	3.50% cash/4.50% PIK	04/2023	10,584	10,375	0.4	8,996
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	2,535	2,579	0.1	2,535
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	660	658	—	660
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(b)	5.50%	03/2025	20	20	—	20
Liminex, Inc.~	One stop	L + 7.25%	(c)	8.25%	11/2026	25,399	24,945	1.0	25,399
Liminex, Inc.+(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(2)	—	—
Litera Bidco LLC+^	One stop	L + 5.75%	(a)	6.75%	05/2026	3,731	3,749	0.2	3,644
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	2,965	2,928	0.1	2,928
Litera Bidco LLC+	One stop	L + 5.50%	(a)	6.50%	05/2026	699	722	—	683

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Litera Bidco LLC+	One stop	L + 5.50%	(a)	6.50%	05/2026	$699	$722	—%	$683
Litera Bidco LLC+(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	(2)
PADI Holdco, Inc.	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	21,677	21,828	0.8	18,421
PADI Holdco, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	4.25% cash/1.50% PIK	04/2024	20,656	20,884	0.7	17,672
PADI Holdco, Inc.~	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	806	800	—	684
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	166	165	—	141
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2023	60	60	—	28
						95,494	95,157	3.5	87,079

Diversified Financial Services
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.75%	(a)	6.50%	11/2026	3,614	3,563	0.1	3,614
Higginbotham Insurance Agency, Inc.+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(7)	—	—
Sovos Compliance*+^	One stop	L + 4.75%	(a)	5.75%	04/2024	19,614	20,081	0.8	19,614
Sovos Compliance+	Second lien	N/A		12.00% PIK	04/2025	9,497	9,713	0.4	9,497
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	4,322	4,248	0.2	4,322
Sovos Compliance+	One stop	L + 4.75%	(c)	5.75%	04/2024	2,890	2,832	0.1	2,890
Sovos Compliance+	One stop	N/A		12.00% PIK	04/2025	2,482	2,420	0.1	2,482
Sovos Compliance+	One stop	L + 4.75%	(c)	5.75%	04/2024	2,216	2,197	0.1	2,216
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,903	1,949	0.1	1,903
Sovos Compliance+	Second lien	N/A		12.00% PIK	04/2025	1,298	1,332	—	1,298
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	768	787	—	768
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	85	84	—	85
Sovos Compliance+(5)	One stop	L + 4.75%	(a)	5.75%	04/2024	—	(1)	—	—
						48,689	49,198	1.9	48,689

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electric Utilities
Arcos, LLC#^	One stop	L + 5.00%	(c)	6.00%	09/2021	$6,880	$6,880	0.3%	$6,880

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L + 6.00%	(d)	7.00%	10/2025	20,528	20,292	0.8	20,528
CST Buyer Company+~	One stop	L + 6.00%	(c)	7.00%	10/2025	10,189	10,090	0.4	10,189
CST Buyer Company+	One stop	L + 6.00%		N/A(6)	10/2025	—	—	—	—
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	658	648	0.1	652
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)	6.00%	11/2025	140	138	—	138
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)	6.00%	11/2025	95	95	—	94
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	89	86	—	90
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)	6.00%	11/2025	46	46	—	46
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)(f)	6.42%	11/2025	43	41	—	41
ES Acquisition LLC+	Second lien	L + 5.00%	(c)	6.00%	11/2025	36	35	—	35
ES Acquisition LLC+(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(1)	—	(1)
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(a)	9.00%	10/2021	9,435	9,418	0.4	9,435
						41,259	40,888	1.7	41,247
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	$18,514	$18,679	0.8%	$18,514
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(c)	6.50%	09/2023	2,688	2,686	0.1	2,688
Cafe Rio Holding, Inc.#+	One stop	L + 5.50%	(c)	6.50%	09/2023	2,236	2,295	0.1	2,236
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	1,420	1,457	0.1	1,420
Cafe Rio Holding, Inc.#+	One stop	L + 5.50%	(c)	6.50%	09/2023	1,254	1,287	0.1	1,254
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(c)	6.50%	09/2023	180	180	—	180
Cafe Rio Holding, Inc.+	One stop	L + 5.50%		N/A(6)	09/2023	—	—	—	—
Captain D's, LLC#+	Senior loan	L + 4.50%	(b)	5.50%	12/2023	13,688	13,725	0.5	13,688
Captain D's, LLC~	Senior loan	L + 4.50%	(b)	5.50%	12/2023	2,160	2,129	0.1	2,160
Captain D's, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Feeders Supply Company, LLC#+	One stop	L + 6.00%	(a)	7.00%	04/2023	9,074	9,007	0.4	9,074
Feeders Supply Company, LLC+	Subordinated debt	N/A		12.50% cash/7.00% PIK	10/2023	158	158	—	158
Feeders Supply Company, LLC+	One stop	L + 6.00%	(a)	7.00%	04/2023	10	10	—	10
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	10,411	10,397	0.4	9,578
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,821	1,869	0.1	1,675
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,151	1,181	0.1	1,059
FWR Holding Corporation+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	364	373	—	336
FWR Holding Corporation+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	274	273	—	252
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	272	279	—	250
FWR Holding Corporation+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	131	131	—	121
FWR Holding Corporation+(5)	One stop	L + 7.00%		N/A(6)	08/2023	—	—	—	(10)
FWR Holding Corporation+	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	848	867	—	848
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	667	682	—	667
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	654	652	—	654
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	322	321	—	322
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	322	320	—	322
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	159	159	—	159
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	96	96	—	96
Mendocino Farms, LLC+(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(2)	—	—
NBC Intermediate, LLC+~^	Senior loan	L + 6.00%	(d)	7.00%	09/2023	18,490	18,326	0.7	18,490
NBC Intermediate, LLC#+	Senior loan	L + 6.00%	(a)	7.00%	09/2023	9,657	9,627	0.4	9,657
NBC Intermediate, LLC*#+	Senior loan	L + 6.00%	(a)	7.00%	09/2023	5,047	5,058	0.2	5,047
NBC Intermediate, LLC#+	Senior loan	L + 6.00%	(a)	7.00%	09/2023	4,301	4,337	0.2	4,301
NBC Intermediate, LLC#(8)	Senior loan	L + 6.00%	(a)	7.00%	09/2023	667	661	—	667
NBC Intermediate, LLC+	Senior loan	L + 6.00%		N/A(6)	09/2023	—	—	—	—
Ruby Slipper Cafe LLC, The*+	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	2,046	2,040	0.1	1,821
Ruby Slipper Cafe LLC, The+	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	414	424	—	369
Ruby Slipper Cafe LLC, The+	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	30	30	—	27
Wetzel's Pretzels, LLC*#	One stop	L + 7.25%	(c)	7.75% cash/0.50% PIK	09/2021	16,902	16,967	0.6	16,057
Wetzel's Pretzels, LLC+	One stop	L + 7.25%	(c)	7.75% cash/0.50% PIK	09/2021	100	101	—	96
Wood Fired Holding Corp.*#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	14,163	14,338	0.6	14,021
Wood Fired Holding Corp.+	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	701	701	—	694
Wood Fired Holding Corp.+	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	202	201	—	200
						141,594	142,022	5.6	139,158

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
FCID Merger Sub, Inc.*~	One stop	L + 6.00%	(c)	7.00%	12/2026	$13,694	$13,500	0.5%	$13,694
FCID Merger Sub, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
FCID Merger Sub, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(41)	—	—
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(c)(d)	5.75% cash/1.00% PIK	12/2023	5,006	4,916	0.2	4,605
Flavor Producers, LLC+(5)	Senior loan	L + 5.75%		N/A(6)	12/2022	—	(3)	—	(2)
MAPF Holdings, Inc.*#+~^	One stop	L + 6.00%	(c)	7.00%	12/2026	29,386	29,107	1.2	29,386
MAPF Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(43)	—	—
MAPF Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(3)	—	—
Purfoods, LLC+	One stop	N/A		7.00% PIK	05/2026	76	80	—	76
						48,162	47,512	1.9	47,759

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC+~	One stop	L + 5.00%	(c)	6.00%	06/2025	$4,115	$4,177	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	L + 5.00%	(c)	6.00%	06/2025	263	261	—	263
Aspen Medical Products, LLC+	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC+^	Senior loan	L + 4.75%	(c)	5.75%	12/2023	5,230	5,193	0.2	5,230
Blades Buyer, Inc.+~^	Senior loan	L + 4.75%	(c)	5.75%	08/2025	6,602	6,588	0.3	6,602
Blades Buyer, Inc.+	Senior loan	L + 4.75%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.+(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(19)	—	—
Blue River Pet Care, LLC#+	One stop	L + 5.00%	(a)	5.11%	07/2026	27,551	27,600	1.1	27,551
Blue River Pet Care, LLC+	One stop	L + 5.00%	(a)	5.11%	07/2026	5,343	5,261	0.2	5,343
Blue River Pet Care, LLC+	One stop	L + 5.00%	(a)	5.11%	08/2025	114	112	—	114
CCSL Holdings, LLC*+	One stop	L + 5.75%	(d)	6.75%	12/2026	15,634	15,446	0.6	15,634
CCSL Holdings, LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(2)	—	—
CCSL Holdings, LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(60)	—	—
CMI Parent Inc.+^	Senior loan	L + 4.25%	(c)	5.25%	08/2025	6,599	6,715	0.3	6,599
CMI Parent Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	—
Flexan, LLC+^	One stop	L + 5.25%	(c)	6.25%	02/2022	8,405	8,378	0.3	8,405
Flexan, LLC*#	One stop	L + 5.25%	(c)	6.25%	02/2022	3,256	3,245	0.1	3,256
Flexan, LLC+	One stop	L + 5.25%	(c)	6.25%	02/2022	2,335	2,327	0.1	2,335
Flexan, LLC#+	One stop	L + 5.25%	(c)	6.25%	02/2022	1,532	1,527	0.1	1,532
Flexan, LLC+(5)	One stop	L + 5.25%		N/A(6)	02/2022	—	(3)	—	—
G & H Wire Company, Inc.#^	One stop	L + 7.75%	(a)	8.00% cash/0.75% PIK	09/2023	11,145	11,105	0.4	10,923
G & H Wire Company, Inc.+	One stop	L + 7.75%	(a)	8.75%	09/2022	—	—	—	—
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,872	1,831	0.1	1,834
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,800	1,775	0.1	1,764
Katena Holdings, Inc.#+	One stop	L + 6.50%	(c)	7.50%	06/2021	12,662	12,683	0.6	12,662
Katena Holdings, Inc.#+	One stop	L + 6.50%	(c)	7.50%	06/2021	1,237	1,239	0.1	1,237
Katena Holdings, Inc.+	One stop	L + 6.50%	(c)	7.50%	06/2021	925	924	—	925
Katena Holdings, Inc.#+	One stop	L + 6.50%	(c)	7.50%	06/2021	847	848	—	847
Katena Holdings, Inc.+	One stop	L + 6.50%	(c)	7.50%	06/2021	200	200	—	200
Lombart Brothers, Inc.*#+~	One stop	L + 8.25%	(c)	8.25% cash/1.00% PIK	04/2023	28,862	29,060	1.1	27,707
Lombart Brothers, Inc.#+(8)	One stop	L + 8.25%	(c)	8.25% cash/1.00% PIK	04/2023	3,108	3,132	0.1	2,983
Lombart Brothers, Inc.+	One stop	L + 8.25%	(a)	8.25% cash/1.00% PIK	04/2023	280	280	—	270
Lombart Brothers, Inc.+	One stop	L + 8.25%	(a)	8.25% cash/1.00% PIK	04/2023	50	49	—	48
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(d)	7.00%	06/2021	7,698	7,697	0.3	7,544
Orthotics Holdings, Inc.*#	One stop	L + 19.00%	(c)	7.00% cash/13.00% PIK	06/2021	4,104	4,102	0.2	3,775
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(d)	7.00%	06/2021	1,262	1,261	—	1,236
Orthotics Holdings, Inc.*#	One stop	L + 19.00%	(c)	7.00% cash/13.00% PIK	06/2021	672	672	—	619
Orthotics Holdings, Inc.+	One stop	L + 6.00%		N/A(6)	06/2021	—	—	—	—
						163,703	163,602	6.5	161,553

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2021	$23,917	$24,056	0.9%	$21,525
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2021	1,846	1,858	0.1	1,661
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	1,190	1,196	0.1	1,071
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	947	960	—	853
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	836	834	—	752
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	823	826	—	739
Active Day, Inc.+(5)	One stop	L + 6.00%	(c)	7.00%	12/2021	2	2	—	(8)
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	7,184	7,208	0.3	6,841
Acuity Eyecare Holdings, LLC#+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	6,082	6,132	0.2	5,791
Acuity Eyecare Holdings, LLC+~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	5,645	5,735	0.2	5,374
Acuity Eyecare Holdings, LLC+~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	3,292	3,381	0.1	3,135
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	796	814	—	759
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(a)(c)	7.25% cash/6.75% PIK	03/2024	352	350	—	377
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	294	292	—	280
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2024	154	153	—	165
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2024	152	150	—	144
Acuity Eyecare Holdings, LLC+(5)	One stop	L + 6.25%	(c)	7.25%	03/2024	1	(1)	—	16
ADCS Clinics Intermediate Holdings, LLC*#+	One stop	L + 5.75%	(c)(d)	6.75%	05/2022	41,655	41,943	1.7	41,655
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(c)	6.75%	05/2022	208	211	—	208
ADCS Clinics Intermediate Holdings, LLC+	One stop	L + 5.75%	(d)	6.75%	05/2022	190	190	—	190
ADCS Clinics Intermediate Holdings, LLC*+	One stop	L + 5.75%	(c)(d)	6.75%	05/2022	162	163	—	162
ADCS Clinics Intermediate Holdings, LLC*#	One stop	L + 5.75%	(c)	6.75%	05/2022	62	62	—	62
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2021	11,433	6,860	—	199
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 8.50%	(c)	9.75%	07/2021	4,082	7	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2021	782	469	—	14
Advanced Pain Management Holdings, Inc.+(5)(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2021	347	(21)	—	4
Agilitas USA, Inc.*#	One stop	L + 7.75%	(c)	8.75%	04/2022	6,647	6,669	0.3	6,647
Agilitas USA, Inc.+	One stop	L + 7.75%	(c)	8.75%	04/2022	100	100	—	100
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	3,996	3,936	0.2	3,936
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(c)	11.50%	03/2028	1,586	1,562	0.1	1,562
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	(1)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(47)	—	(48)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 10.50%		N/A(6)	03/2028	—	(6)	—	(6)
CRH Healthcare Purchaser, Inc.*~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	19,502	19,553	0.8	19,502
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,174	4,163	0.2	4,174
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Deca Dental Management LLC*#+	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	11,323	11,400	0.5	11,323
Deca Dental Management LLC#~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	1,379	1,389	0.1	1,379
Deca Dental Management LLC+~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	994	1,001	0.1	994

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Deca Dental Management LLC+	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	$738	$745	—%	$738
Deca Dental Management LLC+	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	102	101	—	102
Deca Dental Management LLC+	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	2	—	—	2
Emerge Intermediate, Inc.*#	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	19,037	18,813	0.7	17,895
Emerge Intermediate, Inc.+(5)	One stop	L + 8.50%		N/A(6)	05/2024	—	(2)	—	(18)
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	708	699	—	708
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	248	246	—	248
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	111	111	—	111
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	69	69	—	69
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	58	57	—	58
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	10	10	—	10
Encorevet Group LLC+	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	—
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	18,137	18,216	0.7	16,323
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	7,956	8,060	0.3	7,160
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	6,968	7,062	0.3	6,270
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	5,128	5,145	0.2	4,614
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	2,379	2,411	0.1	2,141
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	1,527	1,548	0.1	1,374
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,129	1,144	—	1,016
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	994	1,008	—	895
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	642	649	—	578
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	400	399	—	360
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	L + 4.50%	(m)	4.98%	03/2027	11,772	11,673	0.5	12,527
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	L + 4.50%	(m)	4.94%	03/2027	133	131	—	144
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L + 5.00%	(c)	5.20%	03/2027	20	19	—	21
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	10,124	10,023	0.4	10,023
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(c)	5.50%	03/2026	27	25	—	25
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	2,347	2,336	0.1	2,347
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,173	1,172	—	1,173
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,108	1,142	—	1,108
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	50	50	—	50
MD Now Holdings, Inc.#+	One stop	L + 5.00%	(c)	6.00%	08/2024	14,470	14,605	0.6	14,470
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	6.00%	08/2024	622	622	—	622
MD Now Holdings, Inc.+(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Midwest Veterinary Partners, LLC+	One stop	L + 5.75%	(c)	6.75%	07/2025	11,360	11,213	0.5	11,360
Midwest Veterinary Partners, LLC+	One stop	L + 5.75%	(c)	6.75%	07/2025	9,757	9,627	0.4	9,757
Midwest Veterinary Partners, LLC^	One stop	L + 5.75%	(c)	6.75%	07/2025	4,252	4,195	0.2	4,252
Midwest Veterinary Partners, LLC+	One stop	L + 5.75%	(c)	6.75%	07/2025	4,120	4,090	0.2	4,120
Midwest Veterinary Partners, LLC#+	One stop	L + 5.75%	(c)	6.75%	07/2025	1,020	1,012	—	1,020
Midwest Veterinary Partners, LLC+	One stop	L + 5.75%	(c)	6.75%	07/2025	150	150	—	150
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.50%	(c)	6.50%	06/2023	9,333	9,292	0.4	9,333
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.50%	(c)	6.50%	06/2023	4,494	4,549	0.2	4,494
MWD Management, LLC & MWD Services, Inc.+(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(a)	3.63%	02/2026	$2,840	$2,817	0.1%	$2,840
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,249	17,574	0.5	12,741
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,234	1,897	0.1	1,479
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,116	1,922	0.1	1,401
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,602	1,361	—	1,061
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,416	1,202	—	937
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,232	1,047	—	816
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	960	815	—	635
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	832	706	—	551
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	513	436	—	340
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	291	266	—	193
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	97	89	—	64
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	88	81	—	58
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	69	63	—	46
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	64	58	—	42
Pinnacle Treatment Centers, Inc.#	One stop	L + 5.75%	(c)	6.75%	1/1/2023	19,030	19,083	0.8	19,030
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(c)	6.75%	1/1/2023	7,612	7,569	0.3	7,612
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	01/2023	1,563	1,565	0.1	1,563
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	6.75%	01/2023	706	710	—	706
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	186	187	—	186
Pinnacle Treatment Centers, Inc.+^	One stop	L + 5.75%	(c)	6.75%	01/2023	106	107	—	106
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	38	37	—	38
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	25,170	24,166	0.9	22,646
PPT Management Holdings, LLC+	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	306	295	—	274
PPT Management Holdings, LLC+	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	180	175	—	162
PPT Management Holdings, LLC+	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	88	74	—	80
PPT Management Holdings, LLC+(5)	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	12/2022	18	(1)	—	(24)
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	7.50%	08/2022	13,743	13,638	0.5	13,743
Pyramid Healthcare, Inc.+	One stop	L + 6.50%	(c)	7.50%	08/2022	423	420	—	423
Pyramid Healthcare, Inc.+	One stop	L + 6.50%	(c)	7.50%	08/2022	306	303	—	306
Pyramid Healthcare, Inc.+	One stop	L + 6.50%	(c)	7.50%	08/2022	266	264	—	266
Pyramid Healthcare, Inc.+	One stop	L + 6.50%	(c)	7.50%	8/1/2022	103	102	—	103
Pyramid Healthcare, Inc.+	One stop	L + 6.50%	(c)	7.50%	08/2022	41	41	—	41
Pyramid Healthcare, Inc.+(5)	One stop	L + 6.50%		N/A(6)	08/2022	—	(5)	—	—
Riverchase MSO, LLC*#	Senior loan	L + 6.75%	(a)	6.75% cash/1.00% PIK	10/2022	9,623	9,697	0.4	9,623
Riverchase MSO, LLC+	Senior loan	P + 5.75%	(f)	8.00% cash/1.00% PIK	10/2022	130	130	—	130
RXH Buyer Corporation*#+	One stop	L + 5.75%	(c)	6.75%	09/2022	27,380	27,411	1.1	27,380
RXH Buyer Corporation*#	One stop	L + 5.75%	(c)	6.75%	09/2022	3,099	3,103	0.1	3,099
RXH Buyer Corporation+(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Summit Behavioral Healthcare, LLC*#+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	29,492	29,226	1.2	29,492
Summit Behavioral Healthcare, LLC+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	905	878	—	905

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Summit Behavioral Healthcare, LLC+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	$100	$97	—%	$100
Veterinary Specialists of North America, LLC*#+	Senior loan	L + 4.25%	(a)	4.36%	04/2025	41,442	42,699	1.7	41,442
Veterinary Specialists of North America, LLC+	Senior loan	L + 4.25%	(a)	4.36%	04/2025	11,784	11,780	0.5	11,784
Veterinary Specialists of North America, LLC#+	Senior loan	L + 4.25%	(a)	4.36%	04/2025	2,857	2,839	0.1	2,857
Veterinary Specialists of North America, LLC*+	Senior loan	L + 4.25%	(a)	4.36%	04/2025	1,437	1,483	0.1	1,437
Veterinary Specialists of North America, LLC+(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(2)	—	—
WHCG Management, LLC*#+	Senior loan	L + 4.75%	(d)	5.75%	03/2023	15,984	16,058	0.6	15,825
WHCG Management, LLC+	Senior loan	L + 4.75%	(d)	5.75%	03/2023	5,598	5,569	0.2	5,542
WHCG Management, LLC+	Senior loan	L + 4.75%	(d)	5.75%	03/2023	1,973	1,968	0.1	1,953
WHCG Management, LLC+	Senior loan	L + 4.75%	(d)	5.75%	03/2023	336	334	—	333
WHCG Management, LLC+	Senior loan	L + 4.75%	(d)	5.75%	03/2023	196	197	—	194
WHCG Management, LLC+(5)	Senior loan	L + 4.75%		N/A(6)	3/1/2023	—	(73)	—	(74)
						570,634	558,419	21.3	531,668
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+~	One stop	L + 8.50%	(a)	9.50%	02/2024	$7,550	$7,607	0.3%	$7,550
Connexin Software, Inc.+	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HealthcareSource HR, Inc.*#	One stop	L + 6.25%	(c)	7.25%	05/2023	33,563	33,589	1.3	33,563
HealthcareSource HR, Inc.+(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(1)	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	2,000	1,962	0.1	2,000
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	1,008	1,008	0.1	1,008
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	225	223	—	225
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	19	18	—	19
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(c)	6.75%	08/2026	6,281	6,246	0.3	6,281
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,972	1,953	0.1	1,972
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	645	639	—	645
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(a)	6.75%	09/2025	13	12	—	13
HSI Halo Acquisition, Inc.+(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(13)	—	—
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,354	0.4	10,375
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	1,506	1,450	0.1	1,521
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	941	951	—	951
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	753	761	—	761
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	80	81	—	80
Nextech Holdings, LLC^	One stop	L + 5.50%	(c)	5.71%	06/2025	3,991	4,052	0.2	3,912
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	5.65%	06/2025	1,947	1,933	0.1	1,908
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(12)
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(8)
Qgenda Intermediate Holdings, LLC^	One stop	L + 5.50%	(c)	6.50%	06/2025	15,199	15,199	0.6	15,199
Qgenda Intermediate Holdings, LLC#+	One stop	L + 5.50%	(c)	6.50%	06/2025	12,380	12,266	0.5	12,380
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.50%	(c)	6.50%	06/2025	988	988	—	988
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.50%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	02/2026	83,051	82,504	3.3	83,051
Transaction Data Systems, Inc.+	One stop	L + 5.75%	(a)(c)	6.75%	02/2026	108	105	—	108
Verisys Corporation*#	One stop	L + 8.25%	(c)	8.75% cash/0.50% PIK	01/2023	8,471	8,554	0.3	8,302
Verisys Corporation+	One stop	L + 8.25%	(c)	8.75% cash/0.50% PIK	01/2023	40	40	—	40
						193,004	192,475	7.7	192,832

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.#+^	One stop	L + 5.25%	(a)	6.25%	08/2025	$44,270	$45,476	1.8	$44,270
BJH Holdings III Corp.+(5)	One stop	L + 5.25%		N/A(6)	08/2025	—	(6)	—	—
CR Fitness Holdings, LLC+~	Senior loan	L + 4.25%	(a)	5.25%	07/2025	1,989	1,999	0.1	1,909
CR Fitness Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	07/2025	267	262	—	233
CR Fitness Holdings, LLC+	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	74	74	—	72
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	7,034	6,984	0.2	4,924
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,080	1,077	—	756
Davidson Hotel Company, LLC+(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	—	—	(30)
Davidson Hotel Company, LLC+(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(17)	—	—
EOS Fitness Opco Holdings, LLC*#	One stop	L + 5.75%	(c)	6.75%	01/2025	8,631	8,722	0.3	8,113
EOS Fitness Opco Holdings, LLC+	One stop	L + 5.75%	(c)	6.75%	01/2025	909	918	—	854
EOS Fitness Opco Holdings, LLC+	One stop	L + 5.75%	(c)	6.75%	01/2025	120	120	—	112
Freddy's Frozen Custard LLC~	One stop	L + 6.00%	(c)	7.00%	03/2027	9,694	9,598	0.4	9,597
Freddy's Frozen Custard LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	14	13	—	13
Self Esteem Brands, LLC*#+^	Senior loan	L + 4.25%	(a)	5.25%	02/2022	45,608	45,841	1.8	45,608
Self Esteem Brands, LLC+	Senior loan	P + 3.25%	(f)	6.50%	02/2022	2,339	2,336	0.1	2,339
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	913	899	—	913
SSRG Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	11/2025	55	54	—	55
Sunshine Sub, LLC#~	One stop	L + 5.25%	(c)	6.25%	05/2024	12,833	12,919	0.5	12,447
Sunshine Sub, LLC#+	One stop	L + 5.25%	(c)	6.25%	05/2024	5,626	5,784	0.2	5,456
Sunshine Sub, LLC+(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(1)	—	(6)
Tropical Smoothie Cafe Holdings, LLC*#	Senior loan	L + 5.25%	(a)(c)(d)	6.25%	09/2026	16,791	16,638	0.7	16,791
Tropical Smoothie Cafe Holdings, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
Velvet Taco Holdings, Inc.~	One stop	L + 8.00%	(c)	8.00% cash/1.00% PIK	03/2026	1,781	1,762	0.1	1,638
Velvet Taco Holdings, Inc.+	One stop	L + 11.00%	(c)	8.00% cash/4.00% PIK	03/2026	91	91	—	91
Velvet Taco Holdings, Inc.+	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						160,119	161,542	6.2	156,155
Household Durables
Groundworks LLC^	Senior loan	L + 5.00%	(c)	6.00%	01/2026	4,686	4,619	0.2	4,686
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	324	307	—	324
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	84	82	—	84
Groundworks LLC+(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(1)	—	—
Groundworks LLC+(5)(8)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(27)	—	—
						5,094	4,980	0.2	5,094

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc. #^	One stop	L + 5.25%	(c)	6.25%	03/2026	$3,411	$3,479	0.2%	$3,411
WU Holdco, Inc. +	One stop	L + 5.25%	(c)	6.25%	03/2026	390	390	—	390
WU Holdco, Inc. +	One stop	L + 5.25%	(c)	5.45%	03/2025	16	16	—	14
						3,817	3,885	0.2	3,815
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+^	Senior loan	L + 4.75%	(a)	4.86%	04/2026	4,177	4,210	0.2	4,177
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Madison Safety & Flow LLC^	Senior loan	L + 4.00%	(a)	4.10%	03/2025	484	484	—	484
Madison Safety & Flow LLC+	Senior loan	L + 4.00%		N/A(6)	03/2025	—	—	—	—
Specialty Measurement Bidco Limited~(8)(9)(10)	One stop	E+ 6.25%	(g)	7.25%	11/2027	7,969	7,757	0.3	7,844
Specialty Measurement Bidco Limited~(8)(10)	One stop	L + 6.25%	(c)	7.25%	11/2027	7,961	7,753	0.3	7,961
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	L + 6.25%		N/A(6)	11/2027	—	(51)	—	—
						20,591	20,153	0.8	20,466

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC*#+~^	One stop	L + 5.75%	(a)	6.75%	05/2025	$52,136	$52,305	2.1%	$52,136
Captive Resources Midco, LLC#	One stop	L + 5.75%	(a)	6.75%	05/2025	1,432	1,421	0.1	1,432
Captive Resources Midco, LLC+(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(15)	—	—
High Street Insurance Partners, Inc.+	Senior loan	L + 6.50%	(a)(c)(d)	7.50%	12/2025	1,129	1,104	0.1	1,112
High Street Insurance Partners, Inc.+	Senior loan	L + 6.50%	(a)(c)	7.50%	12/2025	109	95	—	95
Integrity Marketing Acquisition, LLC^	Senior loan	L + 5.75%	(c)	6.75%	08/2025	2,458	2,459	0.1	2,421
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	786	782	—	774
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	475	473	—	468
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	6.75%	08/2025	248	246	—	244
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(22)	—	(23)
J.S. Held Holdings, LLC#+^	One stop	L + 6.00%	(c)	7.00%	07/2025	6,442	6,411	0.3	6,379
J.S. Held Holdings, LLC+	One stop	P + 5.00%	(f)	8.25%	07/2025	160	155	—	156
J.S. Held Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	—	—	(1)
J.S. Held Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(22)	—	(15)
Majesco+	One stop	L + 7.75%	(c)	8.75%	09/2027	14,464	14,210	0.6	14,464
Majesco+(5)	One stop	L + 7.75%		N/A(6)	09/2026	—	(3)	—	—
Orchid Underwriters Agency, LLC^	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,103	4,149	0.2	4,103
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	541	541	—	541
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
People Corporation~(8)(9)(14)	One stop	L + 6.25%	(m)	7.25%	02/2028	14,951	14,694	0.6	14,824
People Corporation+(8)(9)(14)	One stop	L + 6.25%	(m)	7.25%	02/2028	682	640	—	591
People Corporation+(5)(8)(9)(14)	One stop	L + 6.25%		N/A(6)	02/2027	—	(2)	—	(2)
RSC Acquisition, Inc.*#+^	One stop	L + 5.50%	(c)	6.50%	10/2026	26,030	25,576	1.0	26,030
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)(c)	6.50%	10/2026	2,518	2,426	0.1	2,518
RSC Acquisition, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
RSC Acquisition, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(151)	—	—
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	627	616	—	621
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	307	299	—	303
Sunstar Insurance Group, LLC+	Senior loan	L + 5.50%		N/A(6)	10/2026	—	—	—	—
						129,598	128,386	5.2	129,171
Internet & Catalog Retail
AutoQuotes, LLC+	One stop	L + 6.00%	(c)	7.00%	11/2024	9,863	9,983	0.4	9,863
AutoQuotes, LLC+	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
						9,863	9,983	0.4	9,863

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.+~	One stop	L + 7.00%	(c)	8.00%	10/2025	$7,118	$7,063	0.3%	$7,118
Acquia, Inc.+	One stop	L + 7.00%	(c)	8.00%	10/2025	4	4	—	4
Appriss Holdings, Inc.+~^	One stop	L + 5.50%	(c)	5.70%	05/2026	24,842	25,488	1.0	24,842
Appriss Holdings, Inc.+(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(3)	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	4,638	4,477	0.2	4,742
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(13)	—	—
Centrify Corporation+	One stop	L + 6.00%	(c)	7.00%	03/2028	16,833	16,583	0.6	16,623
Centrify Corporation+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	(2)
Episerver, Inc.+~(8)(9)	One stop	E+ 6.00%	(g)	6.00%	10/2024	20,436	20,709	0.9	21,319
Episerver, Inc.#^	One stop	L + 5.75%	(d)	6.75%	10/2024	12,124	12,289	0.5	12,263
Episerver, Inc.+(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	4
Gamma Technologies, LLC*#+^	One stop	L + 4.75%	(c)	5.75%	06/2024	47,092	47,368	1.9	47,092
Gamma Technologies, LLC+	One stop	L + 4.75%		N/A(6)	06/2024	—	—	—	—
Infinisource, Inc.~^	One stop	L + 4.50%	(c)	5.50%	10/2026	29,034	28,647	1.2	29,034
Infinisource, Inc.+(8)	One stop	L + 4.50%	(c)	5.50%	10/2026	284	281	—	284
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	110	109	—	110
Infinisource, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
Maverick Bidco Inc.*#+~	One stop	L + 6.25%	(c)	7.25%	04/2023	48,301	48,402	1.9	48,301
Maverick Bidco Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2023	3,629	3,553	0.1	3,629
Maverick Bidco Inc.*#(8)	One stop	L + 6.25%	(c)	7.25%	04/2023	3,167	3,210	0.1	3,167
Maverick Bidco Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2023	2,807	2,751	0.1	2,807
Maverick Bidco Inc.^	One stop	L + 6.25%	(c)	7.25%	04/2023	1,684	1,633	0.1	1,684
Maverick Bidco Inc.+(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
Maverick Bidco Inc.+(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(95)	—	—
PCS Intermediate II Holdings, LLC~(8)	One stop	L + 5.25%	(c)	6.25%	01/2026	14,420	14,304	0.6	14,420
PCS Intermediate II Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	740	732	—	725
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	115	114	—	112
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	42	41	—	40
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	L + 4.50%	(j)	5.50%	11/2025	24,008	23,777	1.0	24,284
Red Dawn SEI Buyer, Inc.^	Senior loan	L + 4.25%	(d)	5.25%	11/2025	748	741	—	745
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(d)	5.25%	11/2025	133	132	—	132
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(a)	5.25%	11/2025	13	12	—	13
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(54)	—	33
						262,322	262,248	10.5	263,526

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$8,553	$8,604	0.3%	$7,955
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	1,226	1,218	0.1	1,140
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	852	876	—	792
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	435	449	—	405
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	80	81	—	76
						11,146	11,228	0.4	10,368
Life Sciences Tools & Services
Pace Analytical Services, LLC*#+	One stop	L + 5.50%	(c)	6.50%	04/2024	29,485	29,524	1.2	29,485
Pace Analytical Services, LLC+	One stop	L + 5.75%	(c)	6.75%	04/2024	7,010	6,923	0.3	7,010
Pace Analytical Services, LLC+	One stop	L + 5.75%	(c)	6.75%	04/2024	3,523	3,423	0.1	3,523
Pace Analytical Services, LLC#^	One stop	L + 5.75%	(c)	6.75%	04/2024	2,741	2,747	0.1	2,741
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,643	1,666	0.1	1,643
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,511	1,517	0.1	1,511
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,257	1,257	0.1	1,257
Pace Analytical Services, LLC^	One stop	L + 5.75%	(c)	6.75%	04/2024	1,216	1,233	—	1,216
Pace Analytical Services, LLC	One stop	L + 5.75%	(c)	6.75%	04/2024	988	971	—	988
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	674	675	—	674
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	557	564	—	557
Pace Analytical Services, LLC*	One stop	L + 5.50%	(c)	6.50%	04/2024	187	189	—	187
Pace Analytical Services, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2024	—	(2)	—	—
						50,792	50,687	2.0	50,792
Machinery
Bad Boy Mowers Acquisition, LLC+(8)	Senior loan	L + 4.50%	(c)	5.25%	03/2028	2,039	2,034	0.1	2,034
Blackbird Purchaser, Inc. *+~^	Senior loan	L + 4.50%	(c)(f)	4.70%	04/2026	15,920	16,167	0.6	15,760
Blackbird Purchaser, Inc. +	Senior loan	L + 4.50%	(c)	4.70%	04/2024	28	28	—	26
Chase Industries, Inc.+~	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	12,059	12,166	0.5	10,385
Chase Industries, Inc.+	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	985	1,016	—	849
Chase Industries, Inc.+	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2023	238	240	—	208
Time Manufacturing Acquisition, LLC~	Senior loan	L + 5.00%	(b)(c)	6.00%	02/2023	715	714	—	718
						31,984	32,365	1.2	29,980

Marine
Veson Nautical LLC#^	One stop	L + 5.00%	(c)	6.00%	11/2025	9,668	9,579	0.4	9,668
Veson Nautical LLC+(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(1)	—	—
						9,668	9,578	0.4	9,668

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Multiline Retail
Mills Fleet Farm Group LLC*#+~^	One stop	L + 6.00%	(c)	7.00%	10/2024	$46,488	$46,386	1.9%	$46,488

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.+~(8)(12)	One stop	L + 5.75%	(c)	6.75%	05/2025	13,690	13,908	0.5	13,690
3ES Innovation, Inc.+(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.36%	07/2025	36,611	37,043	1.5	36,532
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.61%	07/2025	17,254	16,871	0.7	17,385
Drilling Info Holdings, Inc.+	Senior loan	L + 4.25%	(a)	4.36%	07/2023	80	78	—	78
Drilling Info Holdings, Inc.+	Senior loan	L + 4.50%	(a)	4.61%	07/2023	34	32	—	34
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(5)	—	(2)
Project Power Buyer, LLC*#^	One stop	L + 6.25%	(c)	7.25%	05/2026	15,703	15,837	0.6	15,703
Project Power Buyer, LLC+(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	—
						83,372	83,762	3.3	83,420
Paper & Forest Products
Messenger, LLC+~	One stop	L + 6.00%	(c)(f)	7.00%	08/2023	8,967	9,027	0.4	8,967
Messenger, LLC+	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						8,967	9,027	0.4	8,967

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	$30,820	$31,170	1.1%	$27,737
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,263	5,324	0.2	4,737
IMPLUS Footwear, LLC*+	One stop	L + 7.75%	(c)	8.75%	04/2024	759	779	—	683
						36,842	37,273	1.3	33,157
Pharmaceuticals
ACP Ulysses Buyer, Inc.+^	Senior loan	L + 5.00%	(c)	6.00%	02/2026	13,144	13,036	0.5	13,144
Amalthea Parent, Inc.+(8)(12)	One stop	L + 5.25%	(b)	6.25%	03/2027	22,357	22,134	0.9	22,134
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.25%		N/A(6)	03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.25%		N/A(6)	03/2027	—	(50)	—	(50)
Apothecary Products, LLC+	Senior loan	L + 4.25%	(a)	5.25%	07/2023	2,904	2,990	0.1	2,904
Apothecary Products, LLC+	Senior loan	L + 4.25%	(d)	5.25%	07/2023	78	78	—	78
BIOVT, LLC*#^	One stop	L + 5.75%	(a)	6.75%	07/2022	32,636	32,436	1.3	32,636
BIOVT, LLC#^	One stop	L + 5.75%	(a)	6.75%	07/2022	1,983	1,970	0.1	1,983
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	07/2022	1,862	1,850	0.1	1,862
BIOVT, LLC+	One stop	L + 5.75%	(c)	6.75%	07/2022	200	198	—	200
						75,164	74,639	3.0	74,888
Professional Services
Brandmuscle, Inc.#	Senior loan	L + 4.75%	(c)	5.75%	12/2021	7,665	7,676	0.3	7,663
Brandmuscle, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	1,068	1,076	—	1,069
Brandmuscle, Inc.+	Senior loan	L + 4.75%		N/A(6)	12/2021	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.25%	(c)	5.25%	06/2022	9,161	9,221	0.4	8,978
DISA Holdings Acquisition Subsidiary Corp.+(5)	Senior loan	L + 4.25%		N/A(6)	06/2022	—	—	—	(29)
Net Health Acquisition Corp.+	One stop	L + 5.75%	(c)	6.75%	12/2025	13,437	13,305	0.5	13,303
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	8,510	8,536	0.3	8,425
Net Health Acquisition Corp.~^	One stop	L + 5.75%	(c)	6.75%	12/2025	6,810	6,862	0.3	6,742
Net Health Acquisition Corp.+	One stop	L + 5.75%	(c)	6.75%	12/2025	4,302	4,243	0.2	4,259
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,189	1,193	—	1,177
Net Health Acquisition Corp.+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	(3)
Nexus Brands Group, Inc.*#	One stop	L + 6.00%	(c)	7.00%	11/2023	9,330	9,408	0.4	9,330
Nexus Brands Group, Inc.+~(8)(9)	One stop	L + 6.00%	(i)	7.00%	11/2023	7,109	7,208	0.3	7,797
Nexus Brands Group, Inc.#+	One stop	L + 6.00%	(c)	7.00%	11/2023	1,976	2,031	0.1	1,976
Nexus Brands Group, Inc.#~	One stop	L + 6.00%	(c)	7.00%	11/2023	1,429	1,469	0.1	1,429
Nexus Brands Group, Inc.+(8)(9)	One stop	L + 6.00%	(i)	7.00%	11/2023	822	821	—	849
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	761	756	—	761
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	516	516	—	516
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	85	84	—	85
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	54	53	—	54
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(a)(c)	7.00%	11/2023	40	41	—	40
Nexus Brands Group, Inc.+(8)(9)	One stop	L + 6.00%	(h)	7.00%	11/2023	14	14	—	14
Nexus Brands Group, Inc.+	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
PlanSource Holdings, Inc. +~	One stop	L + 6.25%	(d)	7.25%	04/2025	11,416	11,528	0.5	11,416
PlanSource Holdings, Inc. +(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Teaching Company, The*#+	One stop	L + 4.75%	(c)(d)	5.75%	07/2023	17,743	17,889	0.7	17,743
Teaching Company, The+	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	—
						103,437	103,926	4.1	103,594
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC*+^	One stop	L + 5.50%	(d)	6.50%	02/2026	$14,526	$14,409	0.6%	$14,526
MRI Software LLC+	One stop	L + 5.50%	(d)	6.50%	02/2026	1,851	1,810	0.1	1,851
MRI Software LLC+	One stop	L + 5.50%	(c)	6.50%	02/2026	14	11	—	14
MRI Software LLC+	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(7)	—	—
Property Brands, Inc.#	One stop	L + 6.00%	(d)	7.00%	01/2024	19,742	19,906	0.8	19,742
Property Brands, Inc.~^	One stop	L + 6.00%	(d)	7.00%	01/2024	13,598	13,410	0.6	13,598
Property Brands, Inc.*#	One stop	L + 6.00%	(d)	7.00%	01/2024	6,618	6,711	0.3	6,618
Property Brands, Inc.~^	One stop	L + 6.00%	(d)	7.00%	01/2024	3,226	3,315	0.1	3,226
Property Brands, Inc.#+	One stop	L + 6.00%	(d)	7.00%	01/2024	1,417	1,454	0.1	1,417
Property Brands, Inc.#+	One stop	L + 6.00%	(d)	7.00%	01/2024	1,200	1,231	—	1,200
Property Brands, Inc.#+	One stop	L + 6.00%	(d)	7.00%	01/2024	1,182	1,215	—	1,182
Property Brands, Inc.+	One stop	L + 6.00%	(d)	7.00%	01/2024	946	940	—	946
Property Brands, Inc.+	One stop	L + 6.00%	(d)	7.00%	01/2024	499	512	—	499
Property Brands, Inc.+	One stop	L + 6.00%	(d)	7.00%	01/2024	200	199	—	200
						65,019	65,114	2.6	65,019
Road & Rail
Internet Truckstop Group LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2025	22,473	22,930	0.9	22,192
Internet Truckstop Group LLC+	One stop	L + 5.75%	(c)	6.75%	04/2025	9,838	9,692	0.4	9,715
Internet Truckstop Group LLC+(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(2)	—	(4)
						32,311	32,620	1.3	31,903

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L + 4.93%	(a)	4.25% cash/1.68% PIK	09/2023	$4,517	$4,516	0.2%	$4,488
Accela, Inc.+(5)	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	(1)
Appfire Technologies, LLC+	One stop	L + 5.00%	(c)	6.00%	03/2027	14,609	14,464	0.6	14,463
Appfire Technologies, LLC+(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	(2)
Appfire Technologies, LLC+(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(107)	—	(108)
Apptio, Inc. +~	One stop	L + 7.25%	(d)	8.25%	01/2025	57,010	57,639	2.3	57,010
Apptio, Inc. +	One stop	L + 7.25%	(d)	8.25%	01/2025	76	75	—	76
Astute Holdings, Inc. +	One stop	L + 6.50%	(c)	7.50%	04/2025	10,772	10,892	0.5	10,772
Astute Holdings, Inc. +	One stop	L + 6.50%	(c)	7.50%	04/2025	2,754	2,746	0.1	2,754
Astute Holdings, Inc. +(5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.+~^	One stop	L + 5.25%	(c)(d)	6.25%	04/2026	5,817	5,866	0.3	5,856
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,398	2,417	0.1	2,513
Axiom Merger Sub Inc.+	One stop	L + 5.25%	(d)	6.25%	04/2026	30	29	—	30
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	2,914	2,934	0.1	2,839
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	07/2026	520	519	—	507
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	308	305	—	300
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	09/2026	66,963	65,914	2.7	67,282
Bullhorn, Inc.+(8)(9)	One stop	L + 6.00%	(i)	6.09%	09/2026	11,948	11,756	0.5	13,330
Bullhorn, Inc.+(8)(9)	One stop	E + 5.75%	(g)	5.75%	09/2026	4,798	4,720	0.2	5,067
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	97	96	—	98
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	78	76	—	78
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	1
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	1
Calabrio, Inc. +~	One stop	L + 6.50%	(c)	7.50%	06/2025	24,880	24,892	1.0	24,880
Calabrio, Inc. +	One stop	L + 6.50%		N/A(6)	06/2025	—	1	—	—
Clearwater Analytics, LLC+	One stop	L + 6.25%	(c)	7.25%	10/2025	17,354	17,195	0.7	17,354
Clearwater Analytics, LLC*#+	One stop	L + 6.25%	(c)	7.25%	10/2025	14,242	14,197	0.6	14,242
Clearwater Analytics, LLC*	One stop	L + 6.25%	(c)	7.25%	10/2025	6,010	6,009	0.3	6,010
Clearwater Analytics, LLC+	One stop	L + 6.25%	(c)	7.25%	10/2025	985	971	—	985
Clearwater Analytics, LLC+(5)	One stop	L + 6.25%		N/A(6)	10/2025	—	(4)	—	—
Cloudbees, Inc.+	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	4,225	4,253	0.2	4,225
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	2,781	2,714	0.1	2,781
Cloudbees, Inc.+	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	1,473	1,472	0.1	1,473
Cloudbees, Inc.+	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.*~^	One stop	L + 5.50%	(a)	6.50%	03/2024	44,775	44,576	1.8	44,775
Confluence Technologies, Inc.+(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	2,835	2,773	0.1	2,947
Convercent, Inc.+	Subordinated debt	N/A		4.00%	03/2021	138	138	—	283
Convercent, Inc.+	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	20	20	—	21

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Convercent, Inc.+	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	$20	$20	—%	$21
Convercent, Inc.+	One stop	L + 9.00%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation*#^	One stop	L + 6.00%	(c)	7.00%	09/2023	25,548	25,613	1.0	25,548
Daxko Acquisition Corporation+	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
Digital Guardian, Inc.+	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	8,868	9,097	0.4	9,483
Digital Guardian, Inc.+	Subordinated debt	N/A		8.00% PIK	06/2023	9	8	—	9
Digital Guardian, Inc.+	One stop	L + 8.00%		N/A(6)	06/2023	—	—	—	2
Diligent Corporation*#+~^	One stop	L + 6.25%	(c)	7.25%	08/2025	87,615	87,899	3.5	88,371
Diligent Corporation+	One stop	L + 6.25%		N/A(6)	08/2025	—	—	—	3
GS Acquisitionco, Inc.*#+~^	One stop	L + 5.75%	(d)	6.75%	05/2024	53,774	54,112	2.2	53,774
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(d)	6.75%	05/2024	12,691	12,951	0.5	12,691
GS Acquisitionco, Inc.#+	One stop	L + 5.75%	(d)	6.75%	05/2024	3,270	3,338	0.1	3,270
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(d)	6.75%	05/2024	3,017	3,080	0.1	3,017
GS Acquisitionco, Inc.#+	One stop	L + 5.75%	(d)	6.75%	05/2024	1,889	1,928	0.1	1,889
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(d)	6.75%	05/2024	118	116	—	118
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(d)	6.75%	05/2024	74	74	—	74
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(d)	6.75%	05/2024	37	37	—	37
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,603	0.6	14,355
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,501	4,488	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	2,706	2,682	0.1	2,706
ICIMS, Inc.+	One stop	L + 6.50%	(c)	7.50%	09/2024	88	88	—	88
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	2,946	2,914	0.1	3,055
Impartner, Inc.+(5)	One stop	L + 9.50%		N/A(6)	08/2025	—	(3)	—	17
Impartner, Inc.+	One stop	L + 9.50%		N/A(6)	08/2025	—	—	—	—
Infogix, Inc.*#	One stop	L + 6.00%	(c)	7.00%	04/2024	7,142	7,254	0.3	7,142
Infogix, Inc.*^	One stop	L + 6.00%	(c)	7.00%	04/2024	1,101	1,116	—	1,101
Infogix, Inc.+	One stop	L + 6.00%	(c)	7.00%	04/2024	90	90	—	90
Instructure, Inc.~	One stop	L + 7.00%	(c)	8.00%	03/2026	16,264	15,725	0.7	16,264
Integral Ad Science, Inc.+~	One stop	L + 7.25%	(c)	6.00% cash/1.25% PIK	07/2024	15,951	16,113	0.6	15,951
Integral Ad Science, Inc.+(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.*+~	One stop	L + 7.25%	(c)	8.25%	08/2023	68,336	68,981	2.7	68,336
Integration Appliance, Inc.+	One stop	L + 7.25%	(c)	8.25%	08/2023	487	484	—	487
Invoice Cloud, Inc.+	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	6,632	6,664	0.3	6,632
Invoice Cloud, Inc.+	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	2,222	2,222	0.1	2,222
Invoice Cloud, Inc.+	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Juvare, LLC*	One stop	L + 5.75%	(c)	6.75%	10/2026	7,526	7,439	0.3	7,526
Juvare, LLC+	One stop	P + 4.75%	(f)	8.00%	10/2026	954	933	—	954
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Kaseya Traverse Inc+~	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	37,498	38,306	1.5	37,498
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	3,868	3,878	0.2	3,868
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	647	629	—	647
Kaseya Traverse Inc+	One stop	L + 6.50%	(b)	7.50%	05/2025	89	88	—	87
Mindbody, Inc.+~	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	48,960	49,657	2.0	48,960

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Mindbody, Inc.+(5)	One stop	L + 8.00%		N/A(6)	02/2025	$—	$(1)	—%	$(4)
Ministry Brands, LLC+^	Senior loan	L + 4.00%	(a)	5.00%	12/2022	1,438	1,451	0.1	1,438
Ministry Brands, LLC+^	Senior loan	L + 4.00%	(a)	5.00%	12/2022	823	830	—	823
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	375	384	—	375
mParticle, Inc.	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	3,209	3,159	0.1	3,209
mParticle, Inc.+	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	30	30	—	30
Namely, Inc.+~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,602	3,454	0.1	3,602
Namely, Inc.+	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,046	1,934	0.1	2,046
Namely, Inc.+	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	70	70	—	70
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	One stop	L + 7.75%	(c)	7.50% cash/1.75% PIK	10/2024	2,158	2,143	0.1	2,274
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	4
PDI TA Holdings, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2024	8,559	8,420	0.3	8,559
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(c)	9.50%	10/2025	3,424	3,351	0.1	3,424
Personify, Inc.*+^	One stop	L + 5.75%	(c)	6.75%	09/2024	15,177	15,403	0.6	15,177
Personify, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2024	9,010	8,926	0.4	9,010
Personify, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2024	60	61	—	60
RegEd Aquireco, LLC^	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,358	11,357	0.4	10,790
RegEd Aquireco, LLC+	Senior loan	P + 3.25%	(a)(f)	5.95%	12/2024	152	151	—	136
Saturn Borrower Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2026	20,282	19,717	0.8	19,675
Saturn Borrower Inc.+(5)	One stop	L + 6.50%		N/A(6)	09/2026	—	(3)	—	(3)
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	6,150	6,091	0.2	6,150
SnapLogic, Inc.+	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	62	62	—	62
SnapLogic, Inc.+	One stop	L + 8.75%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.+	One stop	L + 6.75%	(c)	7.75%	12/2025	851	844	—	851
Sontatype, Inc.+(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.+~	One stop	L + 6.50%	(c)	7.50%	12/2026	31,836	31,460	1.3	31,836
Spartan Buyer Acquisition Co.+(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(3)	—	—
Telesoft Holdings LLC^	One stop	L + 5.75%	(b)	6.75%	12/2025	900	884	—	900
Telesoft Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
TI Intermediate Holdings, LLC+^	Senior loan	L + 4.50%	(a)	4.61%	12/2024	3,499	3,551	0.1	3,495
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	924	903	—	944
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	4.61%	12/2024	7	6	—	7
TI Intermediate Holdings, LLC+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(10)	—	9
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	15,484	15,573	0.6	15,330
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	6,999	6,864	0.3	6,929
Togetherwork Holdings, LLC~^	One stop	L + 6.25%	(a)	7.25%	03/2025	1,794	1,846	0.1	1,776
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,741	1,788	0.1	1,725
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,697	1,745	0.1	1,681
Togetherwork Holdings, LLC#^	One stop	L + 6.25%	(a)	7.25%	03/2025	1,639	1,664	0.1	1,623
Togetherwork Holdings, LLC*^	One stop	L + 6.25%	(a)	7.25%	03/2025	1,580	1,626	0.1	1,564
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,474	1,513	0.1	1,459
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,206	1,220	0.1	1,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	$665	$682	—%	$658
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	460	454	—	455
Togetherwork Holdings, LLC^	One stop	L + 6.25%	(a)	7.25%	03/2025	445	440	—	440
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2024	140	138	—	138
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	64	66	—	63
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(a)	7.25%	03/2025	59	61	—	58
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	4.86%	04/2026	3,064	3,103	0.1	3,040
Trintech, Inc.*#^	One stop	L + 6.00%	(c)	7.00%	12/2023	22,285	22,571	0.9	22,285
Trintech, Inc.#+^	One stop	L + 6.00%	(c)	7.00%	12/2023	9,239	9,396	0.4	9,239
Trintech, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2023	300	301	—	300
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	N/A		3.70% cash/3.55% PIK	05/2024	8,005	8,106	0.3	8,492
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	L + 8.05%	(i)	4.50% cash/3.55% PIK	05/2024	134	133	—	138
Vendavo, Inc.*#+~	One stop	L + 6.50%	(b)(c)	7.50%	10/2022	35,188	35,160	1.4	35,188
Vendavo, Inc.+(5)	One stop	L + 6.50%		N/A(6)	10/2022	—	(2)	—	—
Workforce Software, LLC+~	One stop	L + 6.50%	(c)	7.50%	07/2025	27,333	27,961	1.1	27,333
Workforce Software, LLC+(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						1,011,617	1,013,704	40.6	1,014,181

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 6.50%	(d)	7.50%	09/2025	$5,885	$5,808	0.2%	$5,885
2nd Ave. LLC+	One stop	L + 6.50%	(d)	7.50%	09/2025	50	50	—	50
Batteries Plus Holding Corporation#+	One stop	L + 6.75%	(a)	7.75%	07/2022	21,921	22,048	0.9	21,921
Batteries Plus Holding Corporation+	One stop	P + 5.75%	(f)	9.00%	07/2022	34	32	—	34
Boot Barn, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	06/2023	16,778	16,882	0.7	16,778
Cycle Gear, Inc.#+^	One stop	L + 5.00%	(c)	6.00%	01/2024	21,416	21,708	0.9	21,416
Imperial Optical Midco Inc.+~	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	3,638	3,676	0.2	3,638
Imperial Optical Midco Inc.*+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	2,837	2,820	0.1	2,837
Imperial Optical Midco Inc.#+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,929	1,967	0.1	1,929
Imperial Optical Midco Inc.#+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,256	1,281	0.1	1,256
Imperial Optical Midco Inc.*+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,143	1,166	0.1	1,143
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	332	330	—	332
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	273	269	—	273
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	242	240	—	242
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	191	190	—	191
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	170	168	—	170
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	167	165	—	167
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	163	161	—	163
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	140	138	—	140
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	135	134	—	135
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	130	130	—	130
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	129	127	—	129
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	108	106	—	108
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	107	105	—	107
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	101	99	—	101
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	97	96	—	97
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	83	83	—	83
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	80	79	—	80
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	76	76	—	76
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	69	68	—	69
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	69	68	—	69
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	66	65	—	66
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	64	64	—	64
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	63	63	—	63
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	62	62	—	62
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	61	60	—	61
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	60	59	—	60
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	43	42	—	43
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	41	41	—	41

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	$36	$36	—%	$36
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	28	28	—	28
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	27	27	—	27
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	26	25	—	26
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	24	24	—	24
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	20	19	—	20
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	3	3	—	3
Imperial Optical Midco Inc.+	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.+(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(22)	—	—
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	L + 5.25%	(l)(m)	6.25%	11/2024	17,897	18,141	0.8	18,740
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	12,301	12,512	0.5	12,289
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	L + 5.50%	(l)	6.50%	11/2024	5,233	5,187	0.2	5,533
Jet Equipment & Tools Ltd.#(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	4,284	4,347	0.2	4,279
Jet Equipment & Tools Ltd.(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	1,573	1,562	0.1	1,572
Jet Equipment & Tools Ltd.+(5)(8)(9)(12)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
Pet Holdings ULC*#+(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2022	46,852	47,425	1.9	46,852
Pet Holdings ULC*#+(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2022	239	240	—	239
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
Pet Holdings ULC+(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	$—	$(1)	—%	$—
PetPeople Enterprises, LLC#+	One stop	L + 5.75%	(d)	6.75%	09/2023	5,325	5,365	0.2	5,325
PetPeople Enterprises, LLC#+	One stop	L + 5.75%	(d)	6.75%	09/2023	1,808	1,829	0.1	1,808
PetPeople Enterprises, LLC+	One stop	L + 5.75%	(d)	6.75%	09/2023	20	21	—	20
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	4,896	4,896	0.2	4,896
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	1,161	1,148	0.1	1,161
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	1,070	1,058	—	1,070
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	1,032	1,020	—	1,032
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	1,005	1,005	—	1,005
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	929	918	—	929
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	774	765	—	774
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	735	727	—	735
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	600	600	—	600
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	529	523	—	529
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	433	418	—	433
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%	(a)	8.00%	05/2023	129	127	—	129
PPV Intermediate Holdings II, LLC+	One stop	N/A		7.90% PIK	05/2023	24	24	—	24
PPV Intermediate Holdings II, LLC+	One stop	L + 7.00%		N/A(6)	05/2023	—	—	—	—
PPV Intermediate Holdings II, LLC+(5)	One stop	L + 7.00%		N/A(6)	05/2023	—	(38)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)	6.50%	10/2024	7,248	7,260	0.3	7,248
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L + 5.50%	(c)	6.50%	10/2024	1,700	1,750	0.1	1,700
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC*#+	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	30,293	30,586	1.1	27,253
Titan Fitness, LLC+	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	1,890	1,873	0.1	1,700
Titan Fitness, LLC+	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	476	472	—	426
Vermont Aus Pty Ltd+~(8)(9)(11)	One stop	L + 4.75%	(k)	4.84%	12/2024	2,199	2,216	0.1	2,421
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	L + 4.75%	(k)	4.84%	12/2024	81	82	—	96
						233,452	235,265	9.3	231,534

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#^	One stop	L + 6.00%	(c)	7.00%	03/2023	$22,356	$22,453	0.9%	$22,356
Agility Recovery Solutions Inc.+	One stop	L + 6.00%	(c)	7.00%	03/2023	902	900	—	902
						23,258	23,353	0.9	23,258
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	9,699	9,612	0.3	6,304
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	3,899	3,865	0.1	2,534
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	2,006	1,989	0.1	1,304
Elite Sportswear, L.P.+	Senior loan	L + 5.25%	(c)	1.00% cash/5.25% PIK	12/2021	1,208	1,198	—	777
Elite Sportswear, L.P.*+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	665	661	—	433
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	305	302	—	198
Elite Sportswear, L.P.*+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	291	290	—	190
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	2.00% cash/5.25% PIK	12/2021	42	42	—	28
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(d)	6.50%	11/2023	10,346	10,423	0.4	9,540
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(d)	6.50%	11/2023	6,488	6,540	0.2	5,982
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(d)	6.50%	11/2023	1,004	997	—	926
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(d)	6.50%	11/2023	902	911	—	832
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(d)	6.50%	11/2023	633	640	—	584
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(d)	6.50%	11/2023	230	230	—	212
SHO Holding I Corporation+~	Senior loan	L + 5.25%	(c)	6.25%	04/2024	4,024	4,010	0.2	3,622
SHO Holding I Corporation+~	Senior loan	L + 5.23%	(c)	6.23%	04/2024	67	67	—	60
SHO Holding I Corporation+	Senior loan	L + 4.00%	(c)	5.00%	04/2024	21	20	—	21
SHO Holding I Corporation+(5)	Senior loan	L + 5.00%		N/A(6)	04/2024	—	(1)	—	(8)
SHO Holding I Corporation+	Senior loan	L + 4.00%	(c)	5.00%	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 5.23%	(c)	6.23%	04/2024	—	—	—	—
						41,830	41,796	1.3	33,539

Total non-controlled/non-affiliate company debt investments						$4,288,965	$4,280,770	168.6%	$4,213,799

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace and Defense
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	2	$1,506	0.1%	$946
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	—	256	—	466
NTS Technical Systems+	LLC units	N/A	N/A	N/A	—	128	—	267
Whitcraft LLC+	LLC units	N/A	N/A	N/A	11	2,285	0.1	2,815
						4,175	0.2	4,494
Auto Components
Polk Acquisition Corp.+	LLC units	N/A	N/A	N/A	5	314	—	261

Automobiles
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	323	—	352
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A	N/A	—	508	—	499
						831	—	851
Beverages
Abita Brewing Co., L.L.C.+	Common Stock	N/A	N/A	N/A	210	—	—	138

Biotechnology
BIO18 Borrower, LLC+(17)	Preferred stock	N/A	N/A	N/A	591	1,190	0.1	1,965

Building Products
Brooks Equipment Company, LLC+	Preferred stock	N/A	N/A	N/A	10	1,021	0.1	2,265

Chemicals
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	95

Commercial Services & Supplies
Hydraulic Authority III Limited+(8)(9)(10)	LLC units	N/A	N/A	N/A	284	384	—	394
Hydraulic Authority III Limited+(8)(9)(10)	LLC units	N/A	N/A	N/A	6	43	—	—
						427	—	394
Construction & Engineering
Reladyne, Inc.+	LP interest	N/A	N/A	N/A	—	931	0.1	1,022

Diversified Consumer Services
CHHJ Franchising, LLC+	Common Stock	N/A	N/A	N/A	19	193	—	193
EWC Growth Partners LLC	LP interest	N/A	N/A	N/A	—	12	—	1
Liminex, Inc.+	LP units	N/A	N/A	N/A	14	496	—	535
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	969	—	155
Spear Education, LLC+	Common Stock	N/A	N/A	N/A	—	7	—	22
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	—
						1,678	—	906
Electronic Equipment, Instruments & Components
ES Acquisition LLC+	Preferred stock	N/A	N/A	N/A	—	15	—	30
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	372	—	258
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	160
Inventus Power, Inc.+	LP interest	N/A	N/A	N/A	—	20	—	40
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	—	—	—
						495	—	488

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$115
Cafe Rio Holding, Inc.+	LLC units	N/A	N/A	N/A	5	603	—	880
Captain D's, LLC+	LLC interest	N/A	N/A	N/A	158	156	—	509
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	4	400	—	346
Feeders Supply Company, LLC+	Preferred stock	N/A	N/A	N/A	—	—	—	—
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	80
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	23
Mendocino Farms, LLC+	LLC interest	N/A	N/A	N/A	168	770	0.1	1,134
Ruby Slipper Cafe LLC, The+	LP interest	N/A	N/A	N/A	31	373	—	70
Ruby Slipper Cafe LLC, The+	LP interest	N/A	N/A	N/A	2	20	—	17
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	185
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	350
Wood Fired Holding Corp.+	Preferred stock	N/A	N/A	N/A	437	—	—	—
						4,159	0.1	3,709
Food Products
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	599
FCID Merger Sub, Inc.+	LLC units	N/A	N/A	N/A	3	325	—	325
Purfoods, LLC+	Preferred stock	N/A	N/A	N/A	—	926	0.3	5,867
						1,326	0.3	6,791
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	77	—	118
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	109
CCSL Holdings, LLC+	Preferred stock	N/A	N/A	N/A	—	312	—	312
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	—	240	—	262
CMI Parent Inc.+	Warrant	N/A	N/A	N/A	3	3	—	—
Flexan, LLC+	LLC units	N/A	N/A	N/A	—	137	—	231
Flexan, LLC+	LLC units	N/A	N/A	N/A	1	—	—	35
G & H Wire Company, Inc.+	Common Stock	N/A	N/A	N/A	335	269	—	86
Joerns Healthcare, LLC*+	LLC units	N/A	N/A	N/A	432	4,329	0.1	2,569
Katena Holdings, Inc.+	LLC units	N/A	N/A	N/A	—	573	0.1	339
Lombart Brothers, Inc.+	LLC units	N/A	N/A	N/A	1	440	—	182
						6,456	0.2	4,243

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,098	—%	$268
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,158	1,334	0.1	2,219
ADCS Clinics Intermediate Holdings, LLC+	LLC interest	N/A	N/A	N/A	2	1,119	0.1	1,071
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Common Stock	N/A	N/A	N/A	104	104	—	104
CRH Healthcare Purchaser, Inc.+(17)	LLC units	N/A	N/A	N/A	429	326	0.1	901
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,619	0.1	2,141
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	209
Deca Dental Management LLC+	LLC units	N/A	N/A	N/A	1,008	1,278	0.1	1,322
Emerge Intermediate, Inc.+	Common Stock	N/A	N/A	N/A	—	648	—	46
Emerge Intermediate, Inc.+	Common Stock	N/A	N/A	N/A	—	61	—	42
Emerge Intermediate, Inc.+	Common Stock	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	Common Stock	N/A	N/A	N/A	26	272	—	278
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	21
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	6	—	8
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	3
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	168	187	—	191
MD Now Holdings, Inc.+	Common Stock	N/A	N/A	N/A	15	153	—	195
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	33
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	68
MWD Management, LLC & MWD Services, Inc.+	Warrant	N/A	N/A	N/A	412	335	—	409
Oliver Street Dermatology Holdings, LLC+	Common Stock	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.+	Preferred stock	N/A	N/A	N/A	1	116	—	193
Pinnacle Treatment Centers, Inc.+	LP units	N/A	N/A	N/A	—	528	—	656
Pinnacle Treatment Centers, Inc.+	Preferred stock	N/A	N/A	N/A	4	74	—	649
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	63
Radiology Partners, Inc.+	Common Stock	N/A	N/A	N/A	43	55	—	250
RXH Buyer Corporation+	LLC units	N/A	N/A	N/A	11	973	0.1	1,357
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	—
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	LP interest	N/A	N/A	N/A	—	40	—	114
Summit Behavioral Healthcare, LLC+	LLC units	N/A	N/A	N/A	2	98	—	203
Summit Behavioral Healthcare, LLC+	LLC units	N/A	N/A	N/A	2	—	—	14
WHCG Management, LLC+	LLC interest	N/A	N/A	N/A	—	414	—	582
						11,979	0.6	13,610

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Caliper Software, Inc.+	LLC units	N/A	N/A	N/A	2	$2,734	0.2%	$3,405
Caliper Software, Inc.+	Common Stock	N/A	N/A	N/A	2	1,427	0.1	1,516
Caliper Software, Inc.+	LLC units	N/A	N/A	N/A	221	283	0.1	1,093
Caliper Software, Inc.+	Preferred stock	N/A	N/A	N/A	—	64	—	68
Caliper Software, Inc.+	LP interest	N/A	N/A	N/A	—	37	—	49
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	153	192	—	297
HealthcareSource HR, Inc.+	LLC units	N/A	N/A	N/A	—	621	—	727
HSI Halo Acquisition, Inc.+	LLC units	N/A	N/A	N/A	—	288	—	250
HSI Halo Acquisition, Inc.+	LLC units	N/A	N/A	N/A	—	—	—	—
Kareo, Inc.+	LLC units	N/A	N/A	N/A	52	162	—	2
Kareo, Inc.+	LLC units	N/A	N/A	N/A	13	49	—	65
Kareo, Inc.+	LLC interest	N/A	N/A	N/A	2	8	—	16
Verisys Corporation+	Preferred stock	N/A	N/A	N/A	579	712	—	296
						6,577	0.4	7,784
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	Common Stock	N/A	N/A	N/A	206	205	—	206
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	405
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	6	61	—	58
Tropical Smoothie Cafe Holdings, LLC+(17)	LLC interest	N/A	N/A	N/A	5	550	0.1	699
						1,528	0.1	1,368

Household Durables
Groundworks LLC+	Common Stock	N/A	N/A	N/A	—	155	—	338

Insurance
Captive Resources Midco, LLC+	LLC units	N/A	N/A	N/A	425	—	—	471
Majesco+	Common Stock	N/A	N/A	N/A	—	264	—	276
Majesco+	Common Stock	N/A	N/A	N/A	59	—	—	110
Orchid Underwriters Agency, LLC+(17)	Common Stock	N/A	N/A	N/A	92	103	—	82
						367	—	939

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Appriss Holdings, Inc.+	Preferred stock	N/A	N/A	N/A	—	$174	—%	$194
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	LLC units	N/A	N/A	N/A	587	462	0.1	1,624
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	—	426
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	—	470
Episerver, Inc.+	LLC interest	N/A	N/A	N/A	75	807	—	682
Maverick Bidco Inc.+	Preferred stock	N/A	N/A	N/A	2	723	0.1	2,309
PCS Intermediate II Holdings, LLC+	Preferred stock	N/A	N/A	N/A	37	367	—	470
Red Dawn SEI Buyer, Inc.+	Warrant	N/A	N/A	N/A	13	13	—	16
						3,128	0.2	6,191
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	—	869
WBZ Investment LLC+	LP interest	N/A	N/A	N/A	67	117	—	65
WBZ Investment LLC+	Preferred stock	N/A	N/A	N/A	46	80	—	45
WBZ Investment LLC+	Warrant	N/A	N/A	N/A	38	65	—	36
WBZ Investment LLC+	LLC units	N/A	N/A	N/A	33	58	—	32
WBZ Investment LLC+	LLC units	N/A	N/A	N/A	15	24	—	13
WBZ Investment LLC+	Preferred stock	N/A	N/A	N/A	2	2	—	2
						556	—	1,062
Life Sciences Tools & Services
Pace Analytical Services, LLC+	LP interest	N/A	N/A	N/A	6	700	0.1	1,056

Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,633	0.1	2,394
W3 Co.+	LLC units	N/A	N/A	N/A	—	224	—	266
						1,857	0.1	2,660
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	Common Stock	N/A	N/A	N/A	502	502	—	502
BIOVT, LLC+	LLC interest	N/A	N/A	N/A	—	1,223	0.1	2,223
						1,725	0.1	2,725

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A	N/A	—	$335	—%	$337
DISA Holdings Acquisition Subsidiary Corp.+	Preferred stock	N/A	N/A	N/A	—	154	—	320
Net Health Acquisition Corp.+	LLC units	N/A	N/A	N/A	13	1,509	0.1	1,687
Nexus Brands Group, Inc.+	LLC interest	N/A	N/A	N/A	—	547	—	786
Vitalyst, LLC+	Preferred stock	N/A	N/A	N/A	—	61	—	61
Vitalyst, LLC+	Common Stock	N/A	N/A	N/A	1	7	—	—
						2,613	0.1	3,191
Real Estate Management & Development
Property Brands, Inc.+	Preferred stock	N/A	N/A	N/A	62	434	—	531

Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A	N/A	N/A	408	447	—	418

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.+	Preferred stock	N/A	N/A	N/A	670	$418	—%	$130
Astute Holdings, Inc. +	LP interest	N/A	N/A	N/A	—	294	—	570
Calabrio, Inc. +	Preferred stock	N/A	N/A	N/A	26	205	—	388
Cloudbees, Inc.+	LP interest	N/A	N/A	N/A	72	466	—	452
Cloudbees, Inc.+	LLC interest	N/A	N/A	N/A	131	247	—	530
Confluence Technologies, Inc.+	LLC interest	N/A	N/A	N/A	3	412	—	539
Convercent, Inc.	Warrant	N/A	N/A	N/A	325	63	—	214
Digital Guardian, Inc.+	LP interest	N/A	N/A	N/A	356	434	—	478
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	122	225	—	360
Digital Guardian, Inc.+	LLC units	N/A	N/A	N/A	74	142	—	218
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	67	123	—	201
Digital Guardian, Inc.+	Warrant	N/A	N/A	N/A	124	33	—	92
Diligent Corporation+	LLC units	N/A	N/A	N/A	415	912	0.1	2,496
GS Acquisitionco, Inc.+	LLC interest	N/A	N/A	N/A	2	291	0.1	944
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	201
mParticle, Inc.	LLC units	N/A	N/A	N/A	26	10	—	134
Namely, Inc.+	LP units	N/A	N/A	N/A	47	314	—	309
Namely, Inc.+	Preferred stock	N/A	N/A	N/A	17	28	—	24
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	LLC units	N/A	N/A	N/A	4	9	—	19
Personify, Inc.+	LP interest	N/A	N/A	N/A	716	942	0.1	1,109
Pride Midco, Inc.+(17)	LLC units	N/A	N/A	N/A	2	2,594	0.1	3,047
Project Alpha Intermediate Holding, Inc.+	Warrant	N/A	N/A	N/A	—	964	0.1	1,217
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	329	0.1	1,008
RegEd Aquireco, LLC+	Preferred stock	N/A	N/A	N/A	—	331	—	168
RegEd Aquireco, LLC+	Common Stock	N/A	N/A	N/A	3	21	—	0
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	328	328	—	327
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	278	695	0.1	1,518
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	69	27	—	263
Spartan Buyer Acquisition Co.+	LLC units	N/A	N/A	N/A	1	535	—	535
Telesoft Holdings LLC+	Common Stock	N/A	N/A	N/A	6	6	—	5
Vendavo, Inc.+	LLC units	N/A	N/A	N/A	1,017	1017	0.1	2,178
Workforce Software, LLC+	LLC units	N/A	N/A	N/A	—	973	0.1	900
Xmatters, Inc. and Alarmpoint, Inc.+	LP interest	N/A	N/A	N/A	474	494	—	712
Xmatters, Inc. and Alarmpoint, Inc.+	LLC units	N/A	N/A	N/A	84	64	—	41
Xmatters, Inc. and Alarmpoint, Inc.+	LLC units	N/A	N/A	N/A	20	26	—	29
						14,235	0.9	21,356

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC+	LLC units	N/A	N/A	N/A	653	$653	—%	$658
Batteries Plus Holding Corporation+	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,374
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	0.1	1,582
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	133
Imperial Optical Midco Inc.+	LP units	N/A	N/A	N/A	—	46	—	49
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,649
Pet Holdings ULC+(8)(12)	Common Stock	N/A	N/A	N/A	677	483	—	273
PPV Intermediate Holdings II, LLC+	LLC units	N/A	N/A	N/A	325	315	—	506
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	—	673
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	2	138	—	135
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	—	975
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.1	1,499
						6,041	0.4	10,506
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	509
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	LLC units	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	20	239	—	110
Georgica Pine Clothiers, LLC+	LLC units	N/A	N/A	N/A	—	—	—	—
R.G. Barry Corporation+	LLC units	N/A	N/A	N/A	—	161	—	136
						565	—	246

Total non-controlled/non-affiliate company equity investments						$76,638	4.1%	$102,112

Total non-controlled/non-affiliate company investments					$4,288,965	$4,357,408	172.7%	$4,315,911

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(18)
Debt investments
Beverages
Uinta Brewing Company+(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	$962	$923	—%	$54
Uinta Brewing Company+(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	523	518	—	350
						1,485	1,441	—	404
Consumer Finance
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,212	2,093	0.1	2,532
Paradigm DKD Group, LLC+(5)(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	—	(142)	—	4
						3,212	1,951	0.1	2,536
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,708	4,074	0.2	3,652
Sloan Company, Inc., The+	One stop	L + 8.50%	(c)	9.50%	04/2023	684	684	—	684
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	312	272	—	242
						5,704	5,030	0.2	4,578
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	3,903	3,903	0.1	2,342
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	626	626	—	142
						4,529	4,529	0.1	2,484
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L + 8.00%	(c)	9.25%	12/2024	13,026	12,701	0.5	12,635
Rubio's Restaurants, Inc.+(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(18)	—	(42)
						13,026	12,683	0.5	12,593
Healthcare Providers and Services
Dental Holdings Corporation*#+	One stop	L + 6.00%	(b)	7.00%	03/2023	11,453	11,467	0.5	11,453
Dental Holdings Corporation+	One stop	P + 4.75%	(b)(c)(f)	7.57%	03/2023	277	277	—	277
Elite Dental Partners LLC+	One stop	L + 5.25%	(c)	6.25%	06/2023	11,281	11,345	0.4	10,942
Elite Dental Partners LLC+	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
						23,011	23,089	0.9	22,672
Software
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	5,990	5,850	0.2	4,971
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	500	489	—	415
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	38	37	—	32
Switchfly LLC+(5)	One stop	L + 8.50%	(c)	9.50%	10/2023	2	2	—	(9)
						6,530	6,378	0.2	5,409

Total non-controlled/affiliate debt investments						$57,497	$55,101	2.0%	$50,676

Equity investments(15)(16)
Beverages
Uinta Brewing Company	LLC units	N/A		N/A	N/A	153	$16	—%	$—
Consumer Finance
Paradigm DKD Group, LLC	LLC interest	N/A		N/A	N/A	354	115	—	7
Paradigm DKD Group, LLC	Preferred stock	N/A		N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A		N/A	N/A	2,004	—	—	—
							115	—	7

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	LLC units	N/A	N/A	N/A	—	$152	—%	$—
Sloan Company, Inc., The+	LLC interest	N/A	N/A	N/A	3	14	—	—
Sloan Company, Inc., The+	Preferred stock	N/A	N/A	N/A	—	41	—	—
						207	—	—

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Warrant	N/A	N/A	N/A	2,779	2,276	0.1	2,275
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	886	182	—	240
Rubio's Restaurants, Inc.+	LP units	N/A	N/A	N/A	536	110	—	145
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	7
Rubio's Restaurants, Inc.+	LP units	N/A	N/A	N/A	52	3	—	4
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	LLC units	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	2,671

Healthcare Providers and Services
Dental Holdings Corporation*#+	LP interest	N/A	N/A	N/A	—	390	0.1	1,489
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	2,902	0.1	3,134
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	1,251	—	1,395
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	125
						4,543	0.2	6,143
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	3,419	2,320	0.1	2,153

Total non-controlled/affiliate equity investments						$9,778	0.4%	$10,974

Total non-controlled/affiliate investments					$57,497	$64,879	2.4%	$61,650

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(19)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,527	$19,718	0.6 ~~%~~	$15,892
MMan Acquisition Co.+	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,468	1,468	0.1	1,468
						23,995	21,186	0.7	17,360

Total controlled affiliate debt investments						$23,995	$21,186	0.7%	$17,360

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.*+	Common Stock	N/A		N/A	N/A	—	$928	— ~~%~~	$340
							928	—	340

Total controlled affiliate equity investments							$928	—%	$340

Total controlled affiliate investments						$23,995	$22,114	0.7%	$17,700

Total investments						$4,370,457	$4,444,401	175.8%	$4,395,261

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.02%(20)			61,002	2.4%	61,002
Total money market funds							$61,002	2.4%	$61,002
Total Investments and Money Market Funds							$4,505,403	178.2%	$4,456,263

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2020 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Prime (“P”) and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2021. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 31, 2021, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2021, as the loan may have priced or repriced based on an index rate prior to March 31, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.11% as of March 31, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.13% as of March 31, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.19% as of March 31, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.21% as of March 31, 2021.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.28% as of March 31, 2021.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of March 31, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.55% as of March 31, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.05% as of March 31, 2021.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.09% as of March 31, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.11% as of March 31, 2021.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.09%, as of March 31, 2021.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers' Acceptance Rate, which was 0.41%, as of March 31, 2021.
(m) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers' Acceptance Rate, which was 0.44%, as of March 31, 2021.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2021.
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
(6)The entire commitment was unfunded as of March 31, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2021, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2021, total non-qualifying assets at fair value represented 7.1% of the Company's total assets calculated in accordance with the 1940 Act.
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
(14) The headquarters of this portfolio company is located in Andorra.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)
(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of March 31, 2021	Interest, dividend and fee income
Benetech, Inc.	$2,672	$157	$(402)	$57	$—	$2,484	$174
Dental Holdings Corporation	9,320	1,021	—	2,878	—	13,219	475
Elite Dental Partners LLC	15,368	33	(64)	259	—	15,596	387
Paradigm DKD Group, LLC	2,460	1,055	(1,065)	93	—	2,543	7
Rubio's Restaurants, Inc(c)	—	28,757	(16,450)	8,696	(5,739)	15,264	1,109
Sloan Company, Inc., The	4,365	310	(277)	180	—	4,578	33
Switchfly LLC	7,229	229		104	—	7,562	226
Uinta Brewing Company	586	177	(165)	(194)	—	404	(1)
Total Non-Controlled Affiliates	$42,000	$31,739	$(18,423)	$12,073	$(5,739)	$61,650	$2,410

(a)
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

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c)	During the three months ended December 31, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of March 31, 2021	Interest, dividend and fee income
MMan Acquisition Co.	$18,736	$3,635	$(3,580)	$(1,091)	$—	$17,700	$(16)
Total Controlled Affiliates	$18,736	$3,635	$(3,580)	$(1,091)	$—	$17,700	$(16)

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(20)The rate shown is the annualized seven-day yield as of March 31, 2021.

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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2018 Issuer, 2020 Issuer, Funding, Funding II, GCIC Funding, GCIC Holdings, GCIC 2018 Issuer and GCIC Funding II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2021, interest income included $5,520 and $10,126, respectively, of accretion of discounts. For the three and six months ended March 31, 2020, interest income included $4,573 and $8,541, respectively, of accretion of discounts. For the three and six months ended March 31, 2021, the Company received loan origination fees of $4,390 and $13,055, respectively. For the three and six months ended March 31, 2020, the Company received loan origination fees of $2,530 and $6,825, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2021, the Company capitalized PIK interest of $3,946 and $8,671, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2020, the Company capitalized PIK interest of $3,015 and $4,648, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2021, fee income included $695 and $1,416, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2020, fee income included $0 and $63, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $76,510 and $150,483, respectively. For the three and six months ended March 31, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $83,599 and $169,222, respectively.

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

For the three and six months ended March 31, 2021, the Company recorded dividend income of $42 and $202, respectively, and return of capital distributions of $0 and $0, respectively. For the three and six months ended March 31, 2020, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $146 and $180, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three and six months ended March 31, 2020, the Company recorded dividend income of $0 and $1,905, respectively, and return of capital distributions of $0 and $4,375, respectively, from the Company's investment in LLC equity interests in the SLFs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $43,307 and $69,315 as of March 31, 2021 and September 30, 2020, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2021, was $8,722 and $17,952, respectively. Amortization expense of purchase premium for the three and six months ended March 31, 2020, was $12,600 and $24,437, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. deferral excise tax was incurred for each of the six months ended March 31, 2021 and 2020.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2021. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2020 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the three and six months ended March 31, 2021 and March 31, 2020.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2021 and September 30, 2020, the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Company had deferred debt issuance costs of $18,437 and $5,896, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2021, was $2,136 and $3,340, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2020, was $733 and $1,304, respectively.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on July 11, 2019. The Board noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee or the management or incentive fee rates and that the changes, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. At a meeting of the Company's stockholders held on September 4, 2019, the Company's stockholders voted to the approve the Investment Advisory Agreement, which was entered into and effective as of September 16, 2019, the closing of the Merger. The Board most recently reapproved the Investment Advisory Agreement in May 2021. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2021, the Income Incentive Fee incurred was $942 and $2,946, respectively. For the three and six months ended March 31, 2020, the Income Incentive Fee incurred was $3,847 and $9,751, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2021 and 2020, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2021 and September 30, 2020, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of March 31, 2021 and September 30, 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $2,000 and $1,576 as of March 31, 2021 and September 30, 2020, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2021, were $1,475 and $3,102, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2020, were $1,605 and $3,290, respectively.

As of March 31, 2021 and September 30, 2020, included in accounts payable and other liabilities were $2,123 and $1,627, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2021 and September 30, 2020 permits the Company to borrow a maximum of $100,000 and expires on June 21, 2022. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

As of March 31, 2021, an affiliate of the Investment Adviser held $25,000 of the Company's 2024 Unsecured Notes (discussed in Note 7).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of March 31, 2021 and September 30, 2020 consisted of the following:

	As of March 31, 2021			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$712,207	$701,990	$683,532	$683,735	$676,285	$640,213
One stop	3,626,419	3,623,170	3,567,140	3,600,711	3,615,685	3,485,585
Second lien	31,526	31,593	30,713	19,640	19,886	19,640
Subordinated debt	305	304	450	537	541	575
Equity	N/A	87,344	113,426	N/A	86,503	92,197
Total	$4,370,457	$4,444,401	$4,395,261	$4,304,623	$4,398,900	$4,238,210

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

	As of March 31, 2021		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$881,751	19.8%	$887,138	20.2%
Midwest	830,321	18.7	805,618	18.3
West	783,033	17.6	709,961	16.1
Southeast	991,918	22.3	1,052,544	23.9
Southwest	429,810	9.7	478,702	10.9
Northeast	323,897	7.3	328,627	7.5
Canada	149,204	3.4	99,937	2.3
United Kingdom	35,867	0.8	21,264	0.5
Australia	2,298	0.1	2,301	0.0 *
Luxembourg	970	0.0 *	973	0.0 *
Andorra	15,332	0.3	11,835	0.3
Total	$4,444,401	100.0%	$4,398,900	100.0%

Fair Value:
United States
Mid-Atlantic	$863,719	19.7%	$861,772	20.3%
Midwest	825,977	18.8	779,271	18.4
West	774,544	17.6	677,712	16.0
Southeast	977,857	22.2	1,014,912	23.9
Southwest	424,802	9.7	456,111	10.8
Northeast	321,104	7.3	314,611	7.4
Canada	151,439	3.4	98,112	2.3
United Kingdom	36,968	0.8	21,035	0.5
Australia	2,517	0.1	2,373	0.1
Luxembourg	921	0.0 *	896	0.0 *
Andorra	15,413	0.4	11,405	0.3
Total	$4,395,261	100.0%	$4,238,210	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2021 and September 30, 2020 were as follows:

	As of March 31, 2021		As of September 30, 2020
Amortized Cost:
Aerospace and Defense	$113,403	2.6%	$98,894	2.2%
Airlines	970	0.0 *	973	0.0	*
Auto Components	21,493	0.5	21,194	0.5
Automobiles	93,545	2.1	52,056	1.2
Beverages	37,341	0.8	37,400	0.9
Biotechnology	16,365	0.4	16,438	0.4
Building Products	8,452	0.2	31,939	0.7
Chemicals	14,856	0.3	14,943	0.3
Commercial Services and Supplies	151,984	3.4	129,444	2.9
Construction & Engineering	49,273	1.1	46,261	1.1
Consumer Finance	2,066	0.1	2,076	0.0	*
Containers and Packaging	22,241	0.5	19,523	0.4
Distributors	3,264	0.1	3,282	0.1
Diversified Consumer Services	96,835	2.2	64,380	1.5
Diversified Financial Services	49,198	1.1	56,953	1.3
Electric Utilities	6,880	0.2	13,311	0.3
Electronic Equipment, Instruments and Components	46,620	1.0	63,902	1.5
Energy Equipment and Services	4,529	0.1	4,774	0.1
Food and Staples Retailing	161,441	3.6	134,224	3.1
Food Products	48,838	1.1	56,062	1.3
Healthcare Equipment and Supplies	170,058	3.8	178,676	4.1
Healthcare Providers and Services	598,030	13.5	628,734	14.3
Health Care Technology	199,052	4.5	223,224	5.1
Hotels, Restaurants and Leisure	163,070	3.7	177,058	4.0
Household Durables	5,135	0.1	4,895	0.1
Household Products	3,885	0.1	3,896	0.1
Industrial Conglomerates	20,153	0.5	4,691	0.1
Insurance	128,753	2.9	109,109	2.5
Internet and Catalog Retail	9,983	0.2	10,123	0.2
IT Services	287,490	6.5	364,699	8.3
Leisure Products	11,784	0.3	11,682	0.3
Life Sciences Tools & Services	51,387	1.2	48,145	1.1
Machinery	32,365	0.7	29,373	0.6
Marine	9,578	0.2	—	0.0
Multiline Retail	46,386	1.0	46,372	1.1
Oil, Gas and Consumable Fuels	85,619	1.9	85,924	2.0
Paper and Forest Products	9,027	0.2	9,126	0.2
Personal Products	37,273	0.8	37,520	0.8
Pharmaceuticals	76,364	1.7	55,639	1.3
Professional Services	106,539	2.4	90,590	2.0
Real Estate Management and Development	65,548	1.5	66,172	1.5
Road and Rail	33,067	0.7	23,610	0.5
Software	1,036,637	23.3	937,060	21.3
Specialty Retail	241,306	5.4	317,697	7.2
Technology Hardware, Storage and Peripherals	23,957	0.5	24,069	0.5
Textiles, Apparel and Luxury Goods	42,361	1.0	42,787	1.0
Total	$4,444,401	100.0%	$4,398,900	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2021		As of September 30, 2020
Fair Value:
Aerospace and Defense	$111,269	2.5%	$93,061	2.2%
Airlines	921	0.0 *	896	0.0	*
Auto Components	21,157	0.5	19,518	0.5
Automobiles	94,586	2.1	52,972	1.2
Beverages	35,162	0.8	33,874	0.9
Biotechnology	17,137	0.4	16,902	0.4
Building Products	9,640	0.2	32,824	0.7
Chemicals	14,462	0.3	13,948	0.3
Commercial Services and Supplies	150,842	3.4	126,680	2.9
Construction & Engineering	49,075	1.1	44,892	1.1
Consumer Finance	2,543	0.1	2,460	0.0	*
Containers and Packaging	22,589	0.5	16,669	0.4
Distributors	3,137	0.1	3,046	0.1
Diversified Consumer Services	87,985	2.0	54,066	1.5
Diversified Financial Services	48,689	1.1	55,223	1.3
Electric Utilities	6,880	0.2	13,228	0.3
Electronic Equipment, Instruments and Components	46,313	1.0	62,723	1.5
Energy Equipment and Services	2,484	0.1	2,672	0.1
Food and Staples Retailing	158,131	3.6	119,614	3.1
Food Products	54,550	1.2	60,420	1.3
Healthcare Equipment and Supplies	165,796	3.8	172,274	4.1
Healthcare Providers and Services	574,093	13.1	583,926	14.3
Health Care Technology	200,616	4.6	219,166	5.1
Hotels, Restaurants and Leisure	157,523	3.6	165,722	4.0
Household Durables	5,432	0.1	4,999	0.1
Household Products	3,815	0.1	3,817	0.1
Industrial Conglomerates	20,466	0.5	4,567	0.1
Insurance	130,110	3.0	109,156	2.5
Internet and Catalog Retail	9,863	0.2	9,489	0.2
IT Services	287,417	6.5	356,500	8.3
Leisure Products	11,430	0.3	11,389	0.3
Life Sciences Tools & Services	51,848	1.2	47,871	1.1
Machinery	29,980	0.7	25,727	0.6
Marine	9,668	0.2	—	0.0
Multiline Retail	46,488	1.1	46,488	1.1
Oil, Gas and Consumable Fuels	86,080	2.0	82,811	2.0
Paper and Forest Products	8,967	0.2	8,597	0.2
Personal Products	33,157	0.7	33,323	0.8
Pharmaceuticals	77,613	1.8	56,050	1.3
Professional Services	106,785	2.4	87,116	2.0
Real Estate Management and Development	65,550	1.5	63,111	1.5
Road and Rail	32,321	0.7	22,951	0.5
Software	1,043,099	23.7	924,825	21.3
Specialty Retail	242,040	5.5	311,117	7.2
Technology Hardware, Storage and Peripherals	23,767	0.5	23,597	0.5
Textiles, Apparel and Luxury Goods	33,785	0.8	37,933	1.0
Total	$4,395,261	100.0%	$4,238,210	100.0%
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
See below for certain summarized financial information for SLF for the three months ended December 31, 2019:

Three months ended December 31,
2019
Selected Statement of Operations Information:
Interest income	$2,800
Total investment income	2,800
Interest and other debt financing expense	634
Administrative service fee	61
Other expenses	(15)
Total expenses	680
Net investment income	2,120
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	(1,603)
Net increase in members' equity	$517

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

The outstanding forward currency contracts as of March 31, 2021 and September 30, 2020 were as follows:

As of March 31, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(1,104)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(415)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(146)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(38)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(1,191)
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	45	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(812)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	—	(174)
						$45	$(3,880)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(361)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(101)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(187)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(60)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(355)
						$—	$(1,064)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2021 and September 30, 2020.

As of March 31, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$45	$(3,880)	$(3,835)	$3,835	$—

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(1,064)	$(1,064)	$1,064	$—

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Foreign exchange	$1,121	$2,296	$(2,771)	$1,046

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2021:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Forward currency contracts	$81,055	$34,928	$76,097	$32,449

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
market quotations subject to review by an independent valuation firm. All investments as of March 31, 2021 and September 30, 2020, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2021 and September 30, 2020:

As of March 31, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,281,835	$4,281,835
Equity investments(1)	—	—	113,426	113,426
Money market funds(1)(2)	61,002	—	—	61,002
Forward currency contracts	—	45	—	45
Total assets, at fair value:	$61,002	$45	$4,395,261	$4,456,308
Liabilities at fair value:
Forward currency contracts	$—	$(3,880)	$—	$(3,880)
Total liabilities, at fair value:	$—	$(3,880)	$—	$(3,880)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,146,013	$4,146,013
Equity investments(1)	—	—	92,197	92,197
Money market funds(1)(2)	37,205	—	—	37,205
Total assets, at fair value:	$37,205	$—	$4,238,210	$4,275,415
Liabilities at fair value:
Forward currency contracts	$—	$(1,064)	$—	$(1,064)
Total liabilities, at fair value:	$—	$(1,064)	$—	$(1,064)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2021, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2021 was $15,376 and $52,312, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2020 was $(271,617) and $(261,076), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2021 and 2020:

	For the six months ended March 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	91,161	20,389	111,550
Realized gain (loss) on investments	(5,391)	4,948	(443)
Funding of (proceeds from) revolving loans, net	(7,248)	—	(7,248)
Fundings of investments	668,320	10,210	678,530
PIK interest	8,671	—	8,671
Proceeds from principal payments and sales of portfolio investments	(611,865)	(14,318)	(626,183)
Accretion of discounts and amortization of premiums	(7,826)	—	(7,826)
Fair value, end of period	$4,281,835	$113,426	$4,395,261

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and September 30, 2020.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$676,420	Market rate approach	Market interest rate	3.6% - 12.5% (6.0%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (13.1x)
	6,895	Market comparable	Broker/dealer bids or quotes	N/A
	217	Collateral analysis	Recovery rate	1.6%
One stop loans(3)(4)	$3,567,140	Market rate approach	Market interest rate	4.8% - 23.3% (7.8%)
		Market comparable companies	EBITDA multiples	4.5x - 30.0x (15.2x)
			Revenue multiples	2.0x - 14.0x (6.9x)
Subordinated debt and second lien loans(5)(6)	$31,163	Market rate approach	Market interest rate	6.3% - 19.5% (10.5%)
		Market comparable companies	EBITDA multiples	6.5x - 21.0x (14.5x)
			Revenue multiples	4.3x -12.0x (11.8x)
Equity(7)	$113,426	Market comparable companies	EBITDA multiples	4.5x - 26.2x (14.8x)
			Revenue multiples	2.0x - 14.0x (6.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$14,300 of loans at fair value were valued using the market comparable companies approach only.
(3)$53,082 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,083,865 and $483,275 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5) $2,435 of loans at fair value were valued using the market comparable companies approach only
(6)The Company valued $30,871 and $292 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(7)The Company valued $97,238 and $16,188 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of March 31, 2021 and September 30, 2020.

	As of March 31, 2021		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,086,204	$2,097,280	$2,023,698	$2,032,457

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2021, the Company’s asset coverage for borrowed amounts was 224.8% (excluding the SBA debentures).

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2014 Debt Securitization was based on three-month LIBOR. For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$797	$—	$1,763
Cash paid for interest expense	$—	$945	$—	$2,027
Annualized average stated interest rate	N/A	3.0%	N/A	3.1%
Average outstanding balance	$—	$107,402	$—	$114,487

On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2021 and September 30, 2020, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of March 31, 2021 and September 30, 2020, there were 85 and 89 portfolio companies, respectively, with a total fair value of $571,394 and $557,484, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2021 based on the last interest rate reset was 0.2%. For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$1,898	$3,600	$3,846	$7,430
Amortization of debt issuance costs	104	105	210	211
Total interest and other debt financing expenses	$2,002	$3,705	$4,056	$7,641
Cash paid for interest expense	$1,936	$3,759	$3,928	$7,799
Annualized average stated interest rate	1.9%	3.5%	1.9%	3.6%
Average outstanding balance	$408,200	$408,200	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the March 31, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2021 and September 30, 2020, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of March 31, 2021 and September 30, 2020, there were 101 and 109 portfolio companies, respectively, with a total fair value of $872,904 and $859,600, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2021 based on the last interest rate reset was 0.2%. For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$2,435	$4,767	$5,068	$9,650
Accretion of discounts on notes issued	444	335	892	630
Amortization of debt issuance costs	13	—	13	—
Total interest and other debt financing expenses	$2,892	$5,102	$5,973	$10,280
Cash paid for interest expense	2,318	$5,224	5,381	10,655
Annualized average stated interest rate	1.8%	3.5%	1.9%	3.5%
Average outstanding balance	$546,500	$546,500	$546,500	$546,500

As of March 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	2.50%	LIBOR + 2.25%

On August 26, 2020, the Company completed a $330,355 term debt securitization, of which $297,355 was funded at closing (the “2020 Debt Securitization”). The notes offered in the 2020 Debt Securitization (the “2020 Notes”) were issued by the 2020 Issuer, a subsidiary of 2020 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2020 Notes consist of approximately $137,500 of AAA Class A-1 2020 Notes, which bear interest at the three-month LIBOR plus 2.35%; $10,500 of AAA Class A-2 2020 Notes, which bear interest at the three-month LIBOR plus 2.75%; $21,000 of AA Class B 2020 Notes which bear interest at the three-month LIBOR plus 3.20%; up to $33,000 A Class C 2020 Notes, which remained unfunded upon closing of the transactions and, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 3.65%; and approximately $108,355 of Subordinated 2020 Notes, which do not bear interest. The Company is permitted, subject to certain conditions, to request a one-time funding of the Class C 2020 Notes, which will not be deemed an additional issuance of notes, but would cause the Class C 2020 Notes to be additional debt of the Company. As a part of the 2020 Debt Securitization, the Company also entered into a credit agreement (the “Credit Agreement”) upon closing of the transactions pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $20,000 of AAA Class A-1-L loans to the Company (the “2020 Loans”). The 2020 Loans bear interest at the three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions. Any Lender may elect to convert all or a portion of the Class A-1-L Loans held by such Lender into Class A-1 2020 Notes upon written notice to the Company in accordance to the Credit Agreement. The Class A-1 2020 Notes, the Class A-2 2020 Notes and the Class B 2020 Notes were issued through a private placement. The Class C 2020 Notes and the Subordinated 2020 Notes were retained by the Company and the Company remains the sole owner of the equity of the 2020 Issuer. The Class A-1, Class A-2 and Class B 2020 Notes are included in the March 31, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2021 and September 30, 2020, the Subordinated 2020 Notes were eliminated in consolidation.

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

As of March 31, 2021 and September 30, 2020, there were 67 and 70 portfolio companies with a total fair value of $293,026 and $286,744, respectively, securing the 2020 Notes. The pool of loans in the 2020 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2021 based on the last interest rate reset was 0.2%. For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$1,263	$—	$2,559	$—
Amortization of debt issuance costs	186	—	376	—
Total interest and other debt financing expenses	$1,449	$—	$2,935	$—
Cash paid for interest expense	2,295	—	2,295	—
Annualized average stated interest rate	2.7%	N/A	2.7%	N/A
Average outstanding balance	$189,000	$—	$189,000	$—

As of March 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 2020 Notes, Class A-2 2020 Notes, Class B 2020 Notes and the Class A-1-L Loans were as follows:

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

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of March 31, 2021, the 2018 Notes, the GCIC 2018 Notes and the 2020 Notes (other than the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes) were the secured obligations of the 2018 Issuer, GCIC 2018 Issuer and the 2020 Issuer, respectively, and indentures governing each of the 2018 Notes, GCIC 2018 Notes and the 2020 Notes include customary covenants and events of default.

SBA Debentures: On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. On January 10, 2017, SBIC VI received a license from the SBA to operate as an SBIC. On November 4, 2020, SBIC IV surrendered its license to operate as a SBIC. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they invest as well as the structures of those investments.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of March 31, 2021, SBIC IV, SBIC V and SBIC VI had $0, $0 and $97,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2027 and March 2031. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI had $0, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through March 31, 2021, SBIC IV and SBIC V have repaid $150,000 and $175,000 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of March 31, 2021 and September 30, 2020, SBIC VI had $65,000 and $29,000, respectively, of undrawn debenture commitments, of which $33,000 and $29,000, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of March 31, 2021 is fixed at an average annualized interest rate of 2.3% . For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$1,254	$2,375	$2,933	$4,818
Amortization of debt issuance costs	1,139	310	1,469	591
Total interest and other debt financing expenses	$2,393	$2,685	$4,402	$5,409
Cash paid for interest expense	$3,347	$4,826	$3,347	$4,826
Annualized average stated interest rate	2.7%	3.2%	2.9%	3.2%
Average outstanding balance	$190,069	$302,098	$205,600	$301,983

Revolving Credit Facilities:
On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changed the date under which the borrowing capacity reverts from $500,000 to $200,000 to June 30, 2020 from March 31, 2020. On June 18, 2020, the Company entered into an amendment that increased the borrowing capacity through the full term of the MS Credit Facility II from $200,000 to $400,000. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. As of March 31, 2021, the MS Credit Facility II allows Funding II to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
The period from February 1, 2019 until May 3, 2021 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. Prior to June 18, 2020, borrowings under the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Effective June 18, 2020, during the Revolving Period, the MS Credit Facility II bears interest at the applicable base rate plus 2.45%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.95% for the remaining term of the MS Credit Facility II. The revolving period will continue through May 3, 2021 unless there is an earlier termination or event of default. The base rate under the MS Credit Facility II is (i) the one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) the one-month EURIBOR with respect to any advances denominated in euros, and (iii) the one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is May 1, 2024. The MS Credit Facility II is subject to a non-usage fee of 0.50% per annum subsequent to a ramp-up period as defined in the credit agreement.
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
As of March 31, 2021 and September 30, 2020, the Company had outstanding debt under the MS Credit Facility II of $50,192 and $313,292, respectively.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$1,176	$3,420	$2,719	$6,735
Facility fees	113	90	257	262
Amortization of debt issuance costs	67	318	264	503
Total interest and other debt financing expenses	$1,356	$3,828	$3,240	$7,500
Cash paid for interest expense and facility fees	$1,721	$3,543	$3,816	$5,704
Annualized average stated interest rate	3.2%	3.4%	2.9%	3.6%
Average outstanding balance	$149,877	$398,793	$189,689	$371,123

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent. On February 12, 2021, all outstanding borrowings under the WF Credit Facility were repaid following which the WF Credit Facility was terminated. Prior to its termination, the WF Credit Facility allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The stated maturity on the WF Credit Facility was March 21, 2024, with a reinvestment period that would have expired on March 20, 2021. The WF Credit Facility bore interest at one-month LIBOR plus 2.00%. A non-usage fee rate between 0.50% and 1.75% per annum was payable depending on the size of the unused portion of the WF Credit Facility.

The WF Credit Facility was collateralized by all of the assets held by GCIC Funding, and GBDC pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, to secure the obligations of GBDC as the transferor and servicer under the WF Credit Facility. Both GBDC and GCIC Funding made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the WF Credit Facility were subject to the asset coverage requirements contained in the 1940 Act.

The Company transferred certain loans and debt securities it originated or acquired from time to time to GCIC Funding through a purchase and sale agreement and caused GCIC Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of September 30, 2020, the Company had outstanding debt under the WF Credit Facility of $199,554.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$536	$1,940	$996	$4,322
Facility fees	45	96	323	162
Total interest and other debt financing expenses	$581	$2,036	$1,319	$4,484
Cash paid for interest expense	$874	$2,207	$1,614	$4,586
Annualized average stated interest rate	2.2%	3.4%	2.2%	3.6%
Average outstanding balance	$100,517	$229,150	$91,099	$238,698

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

As of September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $153,524.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$1,915	$73	$4,443
Facility fees	—	173	14	173
Total interest and other debt financing expenses	$—	$2,088	$87	$4,616
Cash paid for interest expense	$—	$2,156	$840	$4,808
Annualized average stated interest rate	N/A	3.4%	2.2%	3.8%
Average outstanding balance	$—	$226,221	$6,642	$236,089

On February 11, 2021, the Company entered into a senior secured revolving credit facility (the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders party thereto. Under the JPM Credit Facility, the lenders have agreed to extend credit to the Company in an initial aggregate amount of up to $475,000 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $237,500 of additional commitments. The JPM Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $23,750, subject to increase or reduction from time to time pursuant to the terms of the JPM Credit Facility. The JPM Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries thereunder.

Borrowings under the JPM Credit Facility are subject to compliance with a borrowing base test. Interest under the JPM Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or (the “Combined Debt Amount,”) is payable at the greater of (a) the prime rate as last quoted by The Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) one month LIBOR plus 1% per annum or (the “alternate base rate”) plus 0.75% and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.875%. The Company will pay a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company also will be required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility will mature on February 11, 2026, and require mandatory prepayment of interest and principal upon certain events during the term-out period.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2021, the Company did not have any outstanding debt or letters of credit under the JPM Credit Facility.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$251	$—	$251	$—
Facility fees	192	—	192	—
Amortization of debt issuance costs	150	—	150	—
Total interest and other debt financing expenses	$593	$—	$593	$—
Cash paid for interest expense	$251	$—	$251	$—
Annualized average stated interest rate	1.9%	N/A	1.9%	N/A
Average outstanding balance	$53,811	$—	$26,610	$—

Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A. On June 29, 2020, the SLF Credit Facility was repaid in full and subsequently terminated. Prior to the facility's termination, the reinvestment period of the SLF Credit Facility expired on August 29, 2018 and the maximum commitment was equal to advances outstanding due to leverage and borrowing base restrictions. The stated maturity date of the SLF Credit Facility was August 30, 2022.

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

There was no outstanding balance under the SLF Credit Facility as of March 31, 2021 and September 30, 2020.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$286	$—	$286
Cash paid for interest expense	—	226	$—	226
Annualized average stated interest rate	N/A	3.5%	N/A	3.5%
Average outstanding balance	$—	$32,448	$—	$16,136

Effective January 1, 2020, the Company assumed, as a result of the Purchase Agreement, a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. On June 29, 2020, the GCIC SLF Credit Facility was repaid in full and subsequently terminated. Prior to the facility's termination, the reinvestment period of the GCIC SLF Credit Facility expired on September 27, 2018 and the maximum commitment

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
was equal to advances outstanding due to leverage and borrowing base restrictions. The stated maturity date of the GCIC SLF Credit Facility was September 28, 2022.

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

There was no outstanding balance under the GCIC SLF Credit Facility as of March 31, 2021 and September 30, 2020.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$295	$—	$295
Cash paid for interest expense	—	237	—	237
Annualized average stated interest rate	N/A	3.5%	N/A	3.5%
Average outstanding balance	$—	$33,571	$—	$16,694

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

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Unsecured Notes were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$3,375	$—	$6,713	$—
Accretion of discounts on notes issued	22	—	45	—
Amortization of debt issuance costs	389	—	770	—
Total interest and other debt financing expenses	$3,786	$—	$7,528	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	3.4%	N/A	3.4%	N/A
Average outstanding balance	$400,000	$—	$397,802	$—

2026 Unsecured Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Unsecured Notes”). The 2026 Unsecured Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Unsecured Notes mature on August 24, 2026.

The 2026 Unsecured Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2026 Unsecured Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2026 Unsecured Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Unsecured Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Unsecured Notes to be redeemed through July 24, 2026 (the date falling one month prior to the maturity date of the Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2026 Unsecured Notes on or after July 24, 2026 (the date falling one month prior to the maturity date of the Notes), the redemption price for the 2026 Unsecured Notes will be equal to 100% of the principal amount of the 2026 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2026 Unsecured Notes.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Unsecured Notes were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$1,028	$—	$1,028	$—
Accretion of discounts on notes issued	22	—	22	—
Amortization of debt issuance costs	88	—	88	—
Total interest and other debt financing expenses	$1,138	$—	$1,138	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	2.6%	N/A	2.6%	N/A
Average outstanding balance	$160,000	$—	$79,121	$—

Revolver: On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.1% as of March 31, 2021. As of March 31, 2021 and September 30, 2020, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$13	$—	$22
Cash paid for interest expense	$—	$—	$—	$18
Annualized average stated interest rate	N/A	1.5%	N/A	1.6%
Average outstanding balance	$—	$3,461	$—	$2,732

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

As of March 31, 2021 and September 30, 2020, the Company had no short-term borrowings. For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for short term borrowings were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$715	$—	$1,533
Cash paid for interest expense	$—	$1,533	$—	$1,533
Annualized average stated interest rate	N/A	4.8%	N/A	4.9%
Average outstanding balance	$—	$59,876	$—	$61,807

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $1,064 and $0, respectively.

For the three and six months ended March 31, 2021, the average total debt outstanding (including the debt under the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the 2020 Debt Securitization, the SBA Debentures, the MS Credit Facility II, the WF Credit Facility, the DB Credit Facility, the JPM Credit Facility, the 2024 Unsecured Notes, the 2026 Unsecured Notes and the Adviser Revolver) was $2,197,975 and $2,140,263, respectively. For the three and six months ended March 31, 2020, the average total debt outstanding (including the debt under the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the SBA Debentures, the MS Credit Facility II, WF Credit Facility, DB Credit Facility, SLF Credit Facility, GCIC SLF Credit Facility, Adviser Revolver and Other Short-Term Borrowings) was $2,347,720 and $2,314,448, respectively.

For the three and six months ended March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 3.0% and 2.9%, respectively. For the three and six months ended March 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 3.7% and 3.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	543,270	—	—	—	543,270
2020 Debt Securitization	189,000	—	—	—	189,000
SBA Debentures	97,000	—	—	—	97,000
MS Credit Facility II	50,192	—	—	50,192	—
2024 Unsecured Notes(2)	399,725	—	—	399,725	—
2026 Unsecured Notes(2)	398,817	—	—	—	398,817
Total borrowings	$2,086,204	$—	$—	$449,917	$1,636,287

(1) Represents principal outstanding less unaccreted discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Represents principal outstanding less unaccreted original issue discount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies

Commitments: As of March 31, 2021, the Company had outstanding commitments to fund investments totaling $205,334, including $44,698 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $141,795, including $41,644 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of March 31, 2021 and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2021	2020
Net asset value at beginning of period	$14.33	$16.76
Net increase in net assets as a result of issuance of DRIP shares(2)	— ^	0.01
Distributions declared:
From net investment income	(0.58)	(0.71)
From capital gains	—	(0.08)
Net investment income	0.47	0.48
Net realized gain (loss) on investment transactions	(0.01)	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.65	(1.77)
Net asset value at end of period	$14.86	$14.62
Per share market value at end of period	$14.62	$12.56
Total return based on market value(4)	14.90%	(29.80)%
Number of common shares outstanding	168,231,707	133,807,609

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020
Ratio of net investment income to average net assets*	6.54%	5.81%
Ratio of total expenses to average net assets(5)*	5.73%	7.57%
Ratio of incentive fees to average net assets	0.12%	0.44%
Ratio of expenses (without incentive fees) to average net assets*	5.61%	7.13%
Total return based on average net asset value(6)*	15.32%	(16.35)%
Net assets at end of period	$2,499,131	$1,955,988
Average debt outstanding	$2,140,263	$2,314,448
Average debt outstanding per share	$12.72	$17.30
Portfolio turnover*	28.50%	25.59%
Asset coverage ratio(7)	224.80%	193.69%
Asset coverage ratio per unit(8)	$2,248	$1,937
Average market value per unit:(9)
2026 Unsecured Notes	$987	N/A
2024 Unsecured Notes	1,022	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A
2020 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
MS Credit Facility II	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year.
^ Represents an amount less than $0.01
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(9)Not applicable since such senior securities are not registered for public trading, with the exception of the 2026 Unsecured Notes and the 2024 Unsecured Notes. The average market value per unit calculated for the 2026 Unsecured Notes and the 2024 Unsecured Notes is based on the average monthly prices of such notes and is expressed per $1,000 of indebtedness.

Note 10. Earnings (Loss) Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Earnings (loss) available to stockholders	$91,315	$(228,964)	$185,754	$(181,916)
Basic and diluted weighted average shares outstanding(1)	167,281,115	138,150,198	167,270,194	137,566,569
Basic and diluted earnings (loss) per share	$0.55	$(1.66)	$1.11	$(1.32)

(1)The weighted average shares of the Company's common stock outstanding used in computing basic and diluted earnings (loss) per share for the three and six months ended March 31, 2020 has been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020.

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the six months ended March 31, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29		$33,846	—	$14,659	(1)
02/05/2021	03/05/2021	03/30/2021	$0.29		$34,311	972,196	$14,194
For the six months ended March 31, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(2)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,034	(3)

(1)In accordance with the Company's DRIP, 1,034,149 shares of the Company's stock were purchased in the open market at an average price of $14.18 and were issued to stockholders of the Company participating in DRIP.
(2)Includes a special distribution of $0.13 per share.
(3)In accordance with the Company's DRIP, 1,125,098 shares of the Company's stock were purchased in the open market at an average price of $12.47 and were issued to stockholders of the Company participating in DRIP.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 13, 2021, the Company entered into an amendment on MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On May 7, 2021, the Company's board of directors declared a quarterly distribution of $0.29 per share, which is payable on June 29, 2021 to holders of record as of June 11, 2021.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $35.0 billion in capital under management as of March 31, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was approved by our board of directors in May 2021. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2021 and September 30, 2020, our portfolio at fair value was comprised of the following:

	As of March 31, 2021		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$683,532	15.5%	$640,213	15.1%
One stop	3,567,140	81.2	3,485,585	82.2
Second lien	30,713	0.7	19,640	0.5
Subordinated debt	450	0.0 *	575	0.0 *
Equity	113,426	2.6	92,197	2.2
Total	$4,395,261	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2021 and September 30, 2020, one stop loans included $483.3 million and $430.2 million, respectively, of late stage lending loans at fair value.

As of March 31, 2021 and September 30, 2020, we had debt and equity investments in 256 and 254 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	For the three months ended			For the six months ended
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
Weighted average income yield (1)*	7.5%	7.4%	7.8%	7.5%	7.9%
Weighted average investment income yield (2)*	8.0%	7.9%	8.2%	8.0%	8.3%
Total return based on average net asset value (3)*	15.1%	15.5%	(31.2)%	15.3%	(16.3)%
Total return based on market value (4)	7.6%	9.0%	(30.1)%	9.0%	(29.8)%

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

Prior to the redemption of the 2014 Notes (as defined in Note 7 of our consolidated financial statements) and termination of the documents governing the 2014 Debt Securitization (as defined in Note 7 of our consolidated financial statements) on August 26, 2020, GC Advisors served as collateral manager for Golub Capital BDC 2014-LLC, or the 2014 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the 2014 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ referred to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

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

Collateral management fees were paid directly by the 2014 Issuer and are paid directly by the 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the initial structuring of the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC (as defined in the “GCIC Acquisition” section below), the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). The 2020 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2020 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer and 2020 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization, and collectively the Debt Securitizations, as applicable.

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

SLF and GCIC SLF Purchase Agreement

On January 1, 2020, we entered into a purchase agreement, or the Purchase Agreement, with RGA Reinsurance Company, or RGA, Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA, or Aurora and, together with RGA, the Transferors, Senior Loan Fund LLC, or SLF, and GCIC Senior Loan Fund LLC, or GCIC SLF and, together with SLF, the Senior Loan Funds. Prior to entering into the Purchase Agreement, the Transferors owned 12.5% of the limited liability company, or LLC, equity interests in each Senior Loan Fund, while we owned the remaining 87.5% of the LLC equity interests in each Senior Loan Fund. Pursuant to the Purchase Agreement, RGA and Aurora agreed to sell their LLC equity interests in each Senior Loan Fund to us, effective as of January 1, 2020. As consideration for the purchase of the LLC equity interests, we paid each Transferor an amount, in cash, equal to the net asset value of such Transferor's Senior Loan Fund LLC equity interests as of December 31, 2019, or the Net Asset Value, along with interest on such Net Asset Value accrued from the date of the Purchase Agreement through, but excluding, the payment date at a rate equal to the short-term applicable federal rate. In February 2020, we paid an aggregate of $17.0 million to the Transferors to acquire their respective LLC interests in the Senior Loan Funds.

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

Rights Offering

On May 15, 2020, we completed a transferable rights offering, or the Rights Offering. We issued to stockholders of record on April 8, 2020 one transferable right for each four shares of our common stock held on the record date. Each holder of rights was entitled to subscribe for one share of common stock for every right held at a subscription price of $9.17 per share. On May 15, 2020, we issued a total of 33,451,902 shares. Net proceeds after deducting the dealer manager fees and other offering expenses were approximately $300.4 million. 3,191,448 shares were purchased in the rights offering by affiliates of GC Advisors.

COVID-19 Pandemic

The rapid spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While several countries, as well as certain states in the United States, have lifted or reduced certain travel restrictions, business closures and other quarantine measures and recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. In early 2021, COVID-19 vaccines started to be administered to high-risk adults and essential workers across the United States and eligibility to receive the vaccine has since expanded to all adults in most states. Although we believe the growing number of vaccinated adults is promising for continued reductions of travel restrictions and other quarantine measures, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We continue to experience reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended March 31, 2021.

Recent Developments

On April 13, 2021, we entered into an amendment on MS Credit Facility II (as defined in Note 7 of our consolidated financial statements) to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026.

On May 7, 2021, our board of directors declared a quarterly distribution of $0.29 per share, which is payable on June 29, 2021 to holders of record as of June 11, 2021.

Consolidated Results of Operations

In accordance with SEC Release No. 33-10890 permitting early adoption of certain amendments to Item 303 of Regulation S-K, we have elected the option to present our financial results for the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020. We believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity. For this interim report, we have also presented our analysis for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 as has been our normal course of reporting. For future reports, we intend to present our analysis for the reporting quarter compared to the immediately preceding quarter. Our Quarterly Report on Form 10-Q for the period ended December 31, 2020, includes our financial results for the three months ended December 31, 2020.

Consolidated operating results for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020 are as follows:

	Three months ended,			Variances	Variances	Six months ended,		Variances
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021 vs. December 31, 2020	March 31, 2021 vs. March 31, 2020	March 31, 2021	March 31, 2020	2021 vs. 2020
	(In thousands)					(In thousands)
Interest income	$78,208	$77,603	$82,848	$605	$(4,640)	$155,811	$167,170	$(11,359)
Accretion of discounts and amortization of premiums	5,520	4,606	4,573	914	947	10,126	8,541	1,585
GCIC acquisition purchase premium amortization	(8,722)	(9,230)	(12,600)	508	3,878	(17,952)	(24,437)	6,485
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	—	—	—	—	—	—	1,905	(1,905)
Dividend income	42	160	146	(118)	(104)	202	180	22
Fee income	1,153	907	157	246	996	2,060	372	1,688
Total investment income	76,201	74,046	75,124	2,155	1,077	150,247	153,731	(3,484)
Total expenses	35,893	35,039	43,178	854	(7,285)	70,932	89,054	(18,122)
Net investment income (loss)	40,308	39,007	31,946	1,301	8,362	79,315	64,677	14,638
Net realized gain (loss) on investment transactions	74	(2,313)	(9,360)	2,387	9,434	(2,239)	(6,819)	4,580
Net realized gain (loss) on investment transactions due to purchase premium	(20)	(79)	(2,310)	59	2,290	(99)	(2,350)	2,251
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	42,211	48,515	(264,150)	(6,304)	306,361	90,726	(264,211)	354,937
Net change in unrealized appreciation on investment transactions due to purchase premium	8,742	9,309	14,910	(567)	(6,168)	18,051	26,787	(8,736)
Net gain (loss) on investment transactions	51,007	55,432	(260,910)	(4,425)	311,917	106,439	(246,593)	353,032
Net increase (decrease) in net assets resulting from operations	$91,315	$94,439	$(228,964)	$(3,124)	$320,279	$185,754	$(181,916)	$367,670
Average earning debt investments, at fair value(2)	$4,309,836	$4,182,748	$4,308,834	$127,088	$1,002	$4,231,369	$4,234,014	$(2,645)

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

	Three months ended,			Six months ended,
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands)			(In thousands)
Net investment income	$40,308	$39,007	$31,946	$79,315	$64,677
Add: GCIC acquisition purchase premium amortization	8,722	9,230	12,600	17,952	24,437
Adjusted net investment income	$49,030	$48,237	$44,546	$97,267	$89,114

Net gain (loss) on investment transactions	$51,007	$55,432	$(260,910)	$106,439	$(246,593)
Add: Realized loss on investment transactions due to purchase premium	20	79	2,310	99	2,350
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(8,742)	(9,309)	(14,910)	(18,051)	(26,787)
Adjusted net realized and unrealized gain/(loss)	$42,285	$46,202	$(273,510)	$88,487	$(271,030)

Net increase (decrease) in net assets resulting from operations	$91,315	$94,439	$(228,964)	$185,754	$(181,916)
Add: GCIC acquisition purchase premium amortization	8,722	9,230	12,600	17,952	24,437
Add: Realized loss on investment transactions due to purchase premium	20	79	2,310	99	2,350
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(8,742)	(9,309)	(14,910)	(18,051)	(26,787)
Adjusted net income/(loss)	$91,315	$94,439	$(228,964)	$185,754	$(181,916)

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

Investment Income

Investment income increased from the three months ended December 31, 2020 to the three months ended March 31, 2021 by $2.2 million, primarily due to an increase in the average earning debt investments balance of $127.1 million and the acceleration of accretion of discounts as a result of investment payoffs during the quarter.

Investment income increased from the three months ended March 31, 2020 to the three months ended March 31, 2021 by $1.1 million primarily due to a reduction of GCIC acquisition purchase price premium amortization, an increase in accretion of discounts due to investment payoffs and an increase in fee income, partially offset by a reduction of interest income due to a decrease in LIBOR. Investment income decreased from the six months ended March 31, 2020 to the six months ended March 31, 2021 by $3.5 million primarily due to a decrease in LIBOR and the slight decrease in the average earning debt investments balance, partially offset by a reduction of GCIC acquisition purchase price premium amortization. As of March 31, 2020, 3-month LIBOR was 1.5% compared to 0.2% as of March 31, 2021.

The annualized income yield by debt security type for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020 was as follows:

	Three months ended,			Six months ended,
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
Senior secured	6.0%	6.5%	6.6%	6.3%	6.8%
One stop	7.7%	7.6%	7.9%	7.7%	8.0%
Second lien	10.6%	10.9%	11.3%	10.9%	11.3%
Subordinated debt	10.6%	10.7%	16.9%	10.6%	13.8%

Income yields on senior secured loans decreased for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 primarily due to a portfolio company returning to accrual status resulting in the recognition of accrued interest in interest income during the three months ended December 31, 2020. Income yields on one stop loans slightly increased for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 primarily due to an increase in amendment and restructuring fees.

Income yields on one stop and senior secured loans decreased for the three and six months ended March 31, 2021 as compared to the three and six months ended March 31, 2020 primarily due to a decrease in the average LIBOR for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020. Our loan portfolio is insulated from a drop in LIBOR below approximately 1.0% as over 90.0% of the loan portfolio at fair value is subject to a LIBOR floor. As of March 31, 2021, the weighted average LIBOR floor of our loans at fair value was 1.01%.

As of March 31, 2021, we have seven second lien investments and three subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,			Variances	Variances	Six months ended,		Variances
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021 vs. December 31, 2020	March 31, 2021 vs. March 31, 2020	March 31, 2021	March 31, 2020	2021 vs. 2020
	(In thousands)					(In thousands)
Interest and other debt financing expenses	$14,054	$13,877	$20,817	$177	$(6,763)	$27,931	$42,524	$(14,593)
Amortization of debt issuance costs	2,136	1,204	733	932	1,403	3,340	1,304	2,036
Base management fee	15,082	15,224	14,858	(142)	224	30,306	30,064	242
Income incentive fee	942	2,004	3,847	(1,062)	(2,905)	2,946	9,751	(6,805)
Capital gain incentive fee	—	—	—	—	—	—	—	—
Professional fees	1,201	837	1,045	364	156	2,038	1,984	54
Administrative service fee	2,000	1,602	1,446	398	554	3,602	2,848	754
General and administrative expenses	478	291	432	187	46	769	579	190
Total expenses	$35,893	$35,039	$43,178	$854	$(7,285)	$70,932	$89,054	$(18,122)
Average debt outstanding	$2,197,975	$2,086,099	$2,347,720	$111,876	$(149,745)	$2,140,263	$2,314,448	$(174,185)

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.1 million from the three months ended December 31, 2020 to the three months ended March 31, 2021 primarily due to the acceleration of amortization of deferred issuance costs related to the early redemption of U.S. Small Business Administration, or SBA, debentures at GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI.

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 by $5.4 million and $12.6 million, respectively, primarily due to a decrease in LIBOR on our floating rate facilities and a decrease in average debt outstanding, partially offset by the acceleration of amortization of deferred issuance costs for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020. For more information about our outstanding borrowings for the three and six months ended March 31, 2021 and 2020, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three and six months ended March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 3.0% and 2.9%, respectively. For the three and six months ended March 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 3.7% and 3.6%, respectively. For the three months ended December 31, 2020, the effective average annualized interest rate on our total debt was 2.9%.

The decrease for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 was primarily due to a lower average LIBOR, partially offset by the issuance of the 2024 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) and the 2026 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 3.375% and 2.500%, respectively.

The increase from the three months ended December 31, 2020 to the three months ended March 31, 2021 was primarily due to the acceleration of deferred issuance costs related to the early redemption of SBA Debentures at SBIC V and SBIC VI.

Management Fee

The base management fee slightly decreased from the three months ended December 31, 2020 to the three months ended March 31, 2021 as a result of a slight decrease in average adjusted gross assets.

The base management fee slightly increased from the three and six months ended March 31, 2020 to the three and six months ended March 31, 2021 as a result of a slight increase in average adjusted gross assets from 2020 to 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee decreased by $1.1 million from the three months ended December 31, 2020 to the three months ended March 31, 2021 primarily due to a lower rate of return on the value of our net assets driven by an increase in our net asset value due to continued reversal of unrealized depreciation recognized due to the immediate impacts of COVID during the three months ended March 31, 2020. The Income Incentive Fee decreased by $2.9 million from the three months ended March 31, 2020 to the three months ended March 31, 2021 and by $6.8 million from the six months ended March 31, 2020 to the six months ended March 31, 2021 primarily due to an increase in our average net asset value as a result of the Rights Offering, partially offset by an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, an increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the three and six months ended March 31, 2021, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income decreased to 2.3% and 3.6%, respectively, compared to 10.7% and 13.1%, respectively, for the three and six months ended March 31, 2020. For the three months ended December 31, 2020, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 4.9%.

For each of the six months ended March 31, 2021 and 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There was no capital gain incentive fee accrual calculated in accordance with GAAP as of March 31, 2021 and September 30, 2020. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased from the three months ended December 31, 2020 to the three months ended March 31, 2021 primarily due to an increase in the administrative service fee due to higher compensation costs at the Investment Adviser that were allocated to us pursuant to the Administration Agreement. In total, professional fees, the administrative service fee, and general and administrative expenses increased from the three and six months ended March 31, 2020 to the three and six months ended March 31, 2021 primarily due to an increase in the administrative service fee driven by higher compensation costs.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2021, were $1.5 million and $3.1 million, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2020, were $1.6 million and $3.3 million, respectively. For the three months ended December 31, 2020, $1.6 million of expenses were reimbursed to the Administrator.

As of March 31, 2021 and September 30, 2020, included in accounts payable and other liabilities were $2.1 million and $1.6 million, respectively, for expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,			Variances	Variances	Six months ended,		Variances
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021 vs. December 31, 2020	March 31, 2021 vs. March 31, 2020	March 31, 2021	March 31, 2020	2021 vs. 2020
	(In thousands)					(In thousands)
Net realized gain (loss) on investments	$1,171	$(1,614)	$(11,839)	$2,785	$13,010	$(443)	$(9,183)	$8,740
Foreign currency transactions	(1,117)	(778)	169	(339)	(1,286)	(1,895)	14	(1,909)
Net realized gain (loss) on investment transactions	$54	$(2,392)	$(11,670)	$2,446	$11,724	$(2,338)	$(9,169)	$6,831
Unrealized appreciation on investments	59,081	74,714	7,828	(15,633)	51,253	124,403	14,612	109,791
Unrealized (depreciation) on investments	(10,621)	(11,624)	(267,026)	1,003	256,405	(12,853)	(257,401)	244,548
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	—	—	4,036	—	(4,036)	—	3,843	(3,843)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	1,372	(1,374)	3,626	2,746	(2,254)	(2)	476	(478)
Unrealized appreciation (depreciation) on forward currency contracts	1,121	(3,892)	2,296	5,013	(1,175)	(2,771)	1,046	(3,817)
Net change in unrealized appreciation (depreciation) on investment transactions	$50,953	$57,824	$(249,240)	$(6,871)	$300,193	$108,777	$(237,424)	$346,201

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us.
During the three months ended March 31, 2021, we had a net realized gain of $0.1 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies, offset by the write-off of a portfolio company and net realized losses from foreign currency transactions primarily related to repayment of non-U.S. dollar dominated debt. During the three months ended December 31, 2020, we had a net realized loss of $2.4 million primarily due to recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies. During the six months ended March 31, 2021, we had a net realized loss of $2.3 million, primarily attributable to recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and losses recognized due to the repayment of non-U.S. dollar dominated debt, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2020, we had a net realized loss on investments and foreign currency transactions of $11.7 million primarily due to a $4.0 million realized loss recognized as a result of the consolidation of SLF and GCIC SLF with the remaining net loss of $7.7 million primarily attributable to legal debt forgiveness on two loans that were restructured in March 2020. The $4.0 million realized loss that resulted from the consolidation of SLF and GCIC SLF was offset with a corresponding reversal of the unrealized depreciation on our investments in the LLC equity interests of SLF and GCIC SLF. For the six months ended March 31, 2020, we had a net realized loss of $9.2 million primarily attributable to the net realized losses incurred during the three months ended March 31, 2020, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2021, we had $59.1 million in unrealized appreciation on 209 portfolio company investments, which was offset by $10.6 million in unrealized depreciation on 71 portfolio company investments. For the six months ended March 31, 2021, we had $124.4 million in unrealized appreciation on 222 portfolio company investments, which was offset by $12.9 million in unrealized depreciation on 58 portfolio company investments. Unrealized appreciation for the three and six months ended March 31, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the three and six months ended March 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and six months ended March 31, 2021.

For the three months ended December 31, 2020, we had $74.7 million in unrealized appreciation on 193 portfolio company investments, which was offset by $11.6 million in unrealized depreciation on 75 portfolio company investments.

For the three months ended March 31, 2020, we had $7.8 million in unrealized appreciation on 29 portfolio company investments, which was offset by $267.0 million in unrealized depreciation on 240 portfolio company investments. For the six months ended March 31, 2020 we had $14.6 million in unrealized appreciation on 35 portfolio company investments, which was offset by $257.4 million in unrealized depreciation on 236 portfolio company investments. Unrealized depreciation for the three and six months ended March 31, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

Liquidity and Capital Resources

For the six months ended March 31, 2021, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $0.5 million. During the period, cash provided by operating activities was $38.7 million, primarily as a result of the proceeds from principal payments and sales of portfolio investments of $626.2 million and net investment income of $79.3 million, offset by fundings of portfolio investments of $678.5 million. Lastly, cash used in financing activities was $39.2 million, primarily driven by repayments of debt of $2,224.5 million, distributions paid of $68.2 million, and purchases of common stock under the DRIP of $14.7 million, partially offset by borrowings on debt of $2,284.0 million.

For the six months ended March 31, 2020, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $34.7 million. During the period, cash used in operating activities was $19.1 million, primarily as a result of fundings of portfolio investments of $498.8 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $445.2 million and net investment income of $64.7 million. Lastly, cash provided by financing activities was $53.8 million, primarily driven by borrowings on debt of $694.9 million that were partially offset by repayments of debt of $553.4 million, distributions paid of $70.9 million, and purchases of common stock under the DRIP of $14.0 million.

As of March 31, 2021 and September 30, 2020, we had cash and cash equivalents of $75.9 million and $24.6 million, respectively. In addition, we had foreign currencies of $1.2 million and $0.6 million as of March 31, 2021 and September 30, 2020, respectively, restricted cash and cash equivalents of $106.1 million and $157.6 million as of March 31, 2021 and September 30, 2020, respectively, and restricted foreign currencies of $0.9 million and $1.7 million as of March 31, 2021 and September 30, 2020, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of March 31, 2021 and September 30, 2020, we had $50.2 million and $313.3 million outstanding under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements), respectively. As of March 31, 2021, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, as amended, to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2021 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $24.8 million and $86.7 million of remaining commitments, respectively, and $24.8 million and $8.0 million of availability, respectively, on the MS Credit Facility II.

WF Credit Facility - On February 12, 2021, we repaid all outstanding borrowings under the WF Credit Facility (as defined in Note 7 of our consolidated financial statements), following which the WF Credit Facility was terminated. As of September 30, 2020, we had outstanding debt under the WF Credit Facility of $199.6 million. Prior to termination, the WF Credit Facility allowed GCIC Funding LLC, or GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

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

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which allowed us to borrow up to $475.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2021, we had no outstanding debt under the JPM Credit Facility. As of March 31, 2021, subject to leverage and borrowing base restrictions, we had $475.0 million of remaining commitments and $475.0 million of availability on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of March 31, 2021. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of March 31, 2021 and September 30, 2020, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2014 Debt Securitization - On August 26, 2020, in conjunction with the 2020 Debt Securitization, the 2014 Notes were redeemed and following such redemption, the agreements governing the 2014 Debt Securitization were terminated.

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of March 31, 2021 and September 30, 2020, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the March 31, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of March 31, 2021 and September 30, 2020 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of March 31, 2021 and September 30, 2020, we had outstanding debt under the GCIC 2018 Debt Securitization of $543.3 million and $542.4 million, respectively.

2020 Debt Securitization - On August 26, 2020, we completed the 2020 Debt Securitization. The Class A-1, Class A-2, and Class B Notes are included in the March 31, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of March 31, 2021 and September 30, 2020, the Class C 2020 Notes and the Subordinated 2020 Notes were eliminated in consolidation. As of March 31, 2021 and September 30, 2020, we had outstanding debt under the 2020 Debt Securitization of $189.0 million and $189.0 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

SBA Debentures

Under present small business investment company, or SBIC, regulations, the maximum amount of debentures guaranteed by the SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of March 31, 2021, GC SBIC IV, L.P., or SBIC IV, SBIC V and SBIC VI, had $0, $0, and $97.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2027 and March 2031. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI, had $0.0, $151.8 million and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through March 31, 2021, SBIC IV and SBIC V have repaid $150.0 million and $175.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated. In November 2020, upon approval by the SBA, we surrendered and terminated our license to operate SBIC IV as an SBIC. As of March 31, 2021, a request is pending with SBA to surrender and terminate our license to operate SBIC V as an SBIC. As of March 31, 2021 and September 30, 2020, SBIC VI had $65.0 million and $29.0 million, respectively, of undrawn debenture commitments, of which $33.0 million and $29.0 million, respectively, were available to be drawn, subject to SBA regulatory requirements.

2024 Unsecured Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Unsecured Notes, all of which remained outstanding as our debt as of March 31, 2021.

2026 Unsecured Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Unsecured Notes, all of which remained outstanding as our debt as of March 31, 2021.

As of March 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2021, our asset coverage for borrowed amounts was 224.8% (excluding the SBA debentures).

In August 2020, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the six months ended March 31, 2021 and 2020.

As of March 31, 2021 and September 30, 2020, we had outstanding commitments to fund investments totaling $205.3 million and $141.8 million, respectively. As of March 31, 2021, total commitments of $205.3 million included $44.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of March 31, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2021 and September 30, 2020, we had investments in 256 and 254 portfolio companies, respectively, with a total fair value of $4.4 billion and $4.2 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,						Six months ended,
	March 31, 2021		December 31, 2020		March 31, 2020		March 31, 2021		March 31, 2020
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$57,002	24.3%	$116,773	22.2%	$55,848	33.4%	$173,775	22.8%	$67,458	15.4%
One stop	176,477	75.2	396,147	75.2	108,886	65.2	572,624	75.2	366,215	83.6
Second lien	—	—	8,013	1.5	—	—	8,013	1.1	—	—
Subordinated debt	—	—	—	—	—	—	—	—	138	0.0 *
Equity	1,224	0.5	5,907	1.1	2,291	1.4	7,131	0.9	4,306	1.0
Total new investment commitments	$234,703	100.0%	$526,840	100.0%	$167,025	100.0%	$761,543	100.0%	$438,117	100.0%

For the six months ended March 31, 2021, we had approximately $626.2 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2020, we had approximately $445.2 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2021(1)			As of September 30, 2020(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$692,351	$692,724	$680,779	$645,886	$649,259	$627,471
Non-accrual(3)	19,856	9,266	2,753	37,849	27,026	12,742
One stop:
Performing	3,566,624	3,570,148	3,526,586	3,518,814	3,540,446	3,429,012
Non-accrual(3)	59,795	53,022	40,554	81,897	75,239	56,573
Second lien:
Performing	31,526	31,593	30,713	19,640	19,886	19,640
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	305	304	450	537	541	575
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	87,344	113,426	N/A	86,503	92,197
Total	$4,370,457	$4,444,401	$4,395,261	$4,304,623	$4,398,900	$4,238,210

(1)As of March 31, 2021, $606.0 million and $569.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of March 31, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.4% and 1.0%, respectively.
As of September 30, 2020, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 2.4% and 1.7%, respectively. As of March 31, 2021 and September 30, 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 98.0% and 96.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	For the three months ended			For the six months ended
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
Weighted average rate of new investment fundings	6.6%	7.1%	7.1%	7.0%	7.3%
Weighted average spread over LIBOR of new floating rate investment fundings	5.5%	6.1%	5.2%	5.9%	5.4%
Weighted average fees of new investment fundings	1.2%	1.3%	1.1%	1.3%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	6.5%	7.1%	7.7%	6.8%	7.7%

As of March 31, 2021, 94.0% and 94.1% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 91.2%

and 91.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2021 and September 30, 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $35.2 million and $31.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2021 and September 30, 2020:

	As of March 31, 2021		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$666,953	15.2%	$257,409	6.1%
4	3,151,460	71.7	3,085,610	72.8
3	528,272	12.0	836,560	19.7
2	47,955	1.1	57,754	1.4
1	621	0.0*	877	0.0*
Total	$4,395,261	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.

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

•During the first calendar quarter of 2021, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, did not make any purchases of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2020, the Trust, purchased approximately $54.7 million, or 4,103,225 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2021 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $43.3 million and $69.3 million as of March 31, 2021 and September 30, 2020, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2021 and 2020, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2021 and September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization and the Class A-1, A-1-L, A-2 and B 2020 Notes as issued as part of the 2020 Debt Securitization. The MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR plus 2.45%. Finally, the JPM Credit Facility has a floating interest rate provision primarily based on one-month LIBOR plus a spread that ranges from 1.75% to 1.875%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2021 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(608)	$(2,880)	$2,272
Up 50 basis points	1,215	5,761	(4,546)
Up 100 basis points	10,040	11,522	(1,482)
Up 150 basis points	30,976	17,282	13,694
Up 200 basis points	52,021	23,043	28,978
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

1.1	Underwriting Agreement, dated as of February 17, 2021, by and between Golub Capital BDC, Inc., and GC Advisors LLC and Golub Capital LLC, as Administrator, and SMBC Nikko Securities America, Inc., and J.P. Morgan Securities LLC, as Representatives, and U.S. Bank National Association, as trustee. (Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 18, 2021).
4.1	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.2	First Supplemental Indenture, dated as of October 2, 2020, relating to the 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.3	Form of 3.375% Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.4	Second Supplemental Indenture, dated as of February 24, 2021, related to the 2.500% Notes due 2026, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 24, 2021).
10.1	Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 12, 2021).
10.2	Sixth Amendment to Loan and Servicing Agreement, dated as of January 15, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer, and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 8, 2021).
10.3	Seventh Amendment to Loan and Servicing Agreement, dated as of January 29, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 3, 2021).
10.4	Eight Amendment to Loan and Servicing Agreement, dated as of April 13, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on April 19, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: May 10, 2021	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)