Form 10-Q
period 2021-06-30
GOLUB CAPITAL BDC, Inc.
filed 2021-08-09
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 9, 2021, the Registrant had 169,151,857 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2021	September 30, 2020
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,370,469	$4,177,474
Non-controlled affiliate company investments	51,245	42,000
Controlled affiliate company investments	17,833	18,736
Total investments, at fair value (amortized cost of $4,452,027 and $4,398,900, respectively)	4,439,547	4,238,210
Cash and cash equivalents	154,323	24,569
Foreign currencies (cost of $2,525 and $567, respectively)	2,607	567
Restricted cash and cash equivalents	76,141	157,566
Restricted foreign currencies (cost of $1,779 and $1,727, respectively)	1,774	1,728
Cash collateral held at broker for forward currency contracts	6,960	3,320
Interest receivable	17,199	17,263
Receivable from investments sold	—	259
Other assets	58	802
Total Assets	$4,698,609	$4,444,284
Liabilities
Debt	$2,133,390	$2,023,698
Less unamortized debt issuance costs	18,155	5,896
Debt less unamortized debt issuance costs	2,115,235	2,017,802
Unrealized depreciation on forward currency contracts	4,381	1,064
Interest payable	12,133	7,875
Management and incentive fees payable	15,131	17,347
Accounts payable and other liabilities	4,818	4,003
Total Liabilities	2,151,698	2,048,091
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 169,151,857 and 167,259,511 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	169	167
Paid in capital in excess of par	2,652,474	2,624,608
Distributable earnings (losses)	(105,732)	(228,582)
Total Net Assets	2,546,911	2,396,193
Total Liabilities and Total Net Assets	$4,698,609	$4,444,284
Number of common shares outstanding	169,151,857	167,259,511
Net asset value per common share	$15.06	$14.33

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$73,429	$72,500	$219,027	$222,952
Dividend income	78	—	273	180
Fee income	1,433	668	3,493	1,040
Total investment income from non-controlled/non-affiliate company investments	74,940	73,168	222,793	224,172
From non-controlled affiliate company investments:
Interest income	827	449	3,230	921
Dividend income	—	—	7	—
Total investment income from non-controlled affiliate company investments	827	449	3,237	921
From controlled affiliate company investments:
Interest income	2	(407)	(14)	(57)
Dividend income	—	—	—	1,905
Total investment income from controlled affiliate company investments	2	(407)	(14)	1,848
Total investment income	75,769	73,210	226,016	226,941
Expenses
Interest and other debt financing expenses	15,125	17,516	46,396	61,344
Base management fee	15,298	14,437	45,604	44,501
Incentive fee	—	3,081	2,946	12,832
Professional fees	1,034	1,324	3,072	3,308
Administrative service fee	1,856	1,613	5,458	4,461
General and administrative expenses	391	171	1,160	750
Total expenses	33,704	38,142	104,636	127,196
Net investment income	42,065	35,068	121,380	99,745
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	4,906	(4,925)	10,202	(2,034)
Non-controlled affiliate company investments	1,099	—	(4,640)	(8,038)
Controlled affiliate company investments	—	—	—	(4,036)
Foreign currency transactions	(398)	1	(2,293)	15
Net realized gain (loss) on investment transactions	5,607	(4,924)	3,269	(14,093)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	34,934	117,431	135,502	(123,345)
Non-controlled affiliate company investments	1,566	(3,166)	13,639	(3,044)
Controlled affiliate company investments	160	(833)	(931)	875
Translation of assets and liabilities in foreign currencies	(893)	(1,222)	(895)	(746)
Forward currency contracts	(546)	(211)	(3,317)	835
Net change in unrealized appreciation (depreciation) on investment transactions	35,221	111,999	143,998	(125,425)
Net gain (loss) on investment transactions	40,828	107,075	147,267	(139,518)
Net increase (decrease) in net assets resulting from operations	$82,893	$142,143	$268,647	$(39,773)
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$0.49	$0.93	$1.60	$(0.28)
Dividends and distributions declared per common share	$0.29	$0.29	$0.87	$1.08
Basic and diluted weighted average common shares outstanding (Note 10)	168,251,930	153,184,678	167,597,440	142,753,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Issuance of common stock(1)	33,451,902	33	300,394	—	300,427
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	99,745	99,745
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(14,093)	(14,093)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(125,425)	(125,425)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings	—	—	—	(153,685)	(153,685)
Total increase (decrease) for the nine months ended June 30, 2020	34,601,311	34	320,623	(193,458)	127,199
Balance at June 30, 2020	167,259,511	$167	$2,631,233	$(281,347)	$2,350,053
Balance at March 31, 2020	133,807,609	$134	$2,330,839	$(374,985)	$1,955,988
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	35,068	35,068
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(4,924)	(4,924)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	111,999	111,999
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(48,505)	(48,505)
Total increase (decrease) for the three months ended June 30, 2020	33,451,902	33	300,394	93,638	394,065
Balance at June 30, 2020	167,259,511	$167	$2,631,233	$(281,347)	$2,350,053
Balance at September 30, 2020	167,259,511	$167	$2,624,608	$(228,582)	$2,396,193
Net increase in net assets resulting from operations
Net investment income	—	—	—	121,380	121,380
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	3,269	3,269
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	143,998	143,998
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,892,346	2	27,866	—	27,868
Distributions from distributable earnings	—	—	—	(145,797)	(145,797)
Total increase for the nine months ended June 30, 2021	1,892,346	2	27,866	122,850	150,718
Balance at June 30, 2021	169,151,857	$169	$2,652,474	$(105,732)	$2,546,911
Balance at March 31, 2021	168,231,707	$168	$2,638,801	$(139,838)	$2,499,131
Net increase in net assets resulting from operations:
Net investment income	—	—	—	42,065	42,065
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	5,607	5,607
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	35,221	35,221
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	920,150	1	13,673	—	13,674
Distributions from distributable earnings	—	—	—	(48,787)	(48,787)
Total increase for the three months ended June 30, 2021	920,150	1	13,673	34,106	47,780
Balance at June 30, 2021	169,151,857	$169	$2,652,474	$(105,732)	$2,546,911
(1) On May 15, 2020, Golub Capital BDC Inc. completed a transferable rights offering (the “Rights Offering”), issuing 33,451,902 shares at a subscription price of $9.17 per share. Net proceeds after deducting dealer manager fees and other offering expenses were approximately $300,427.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$268,647	$(39,773)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	5,072	2,843
Accretion of discounts and amortization of premiums on investments	9,341	19,429
Accretion of discounts on issued debt securities	1,482	903
Net realized (gain) loss on investments	(5,562)	14,108
Net realized (gain) loss on foreign currency transactions	2,293	(15)
Net change in unrealized (appreciation) depreciation on investments	(148,210)	125,514
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	895	746
Net change in unrealized (appreciation) depreciation on forward currency contracts	3,317	(835)
Proceeds from (fundings of) revolving loans, net	10,999	(20,385)
Fundings of investments	(1,265,089)	(530,197)
Proceeds from principal payments and sales of portfolio investments	1,209,841	533,598
PIK interest	(12,657)	(7,513)
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	—	4,944
Changes in operating assets and liabilities:
Interest receivable	64	(1,329)
Cash collateral held at broker for forward currency contracts	(3,640)	(1,100)
Receivable from investments sold	259	—
Other assets	744	104
Interest payable	4,258	(1,700)
Management and incentive fees payable	(2,216)	4,634
Payable for investments purchased	—	3,855
Accounts payable and other liabilities	815	(22,075)
Accrued trustee fees	—	(207)
Net cash provided by (used in) operating activities	80,653	85,549
Cash flows from financing activities
Borrowings on debt	2,396,547	747,404
Repayments of debt	(2,291,296)	(961,556)
Capitalized debt issuance costs	(17,331)	(2,501)
Proceeds from other short-term borrowings	—	64,769
Repayments on other short-term borrowings	—	(65,017)
Net proceeds from issuance of common stock (2)	—	300,427
Distributions paid	(103,270)	(102,767)
Purchases of common stock under dividend reinvestment plan	(14,659)	(30,688)
Net cash (used in) provided by financing activities	(30,009)	(49,929)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	50,644	35,620
Effect of foreign currency exchange rates	(229)	265
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	184,430	84,208
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$234,845	$120,093
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Nine months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,584	$58,658
Distributions declared during the period	145,797	153,685
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$27,868	$20,230
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	—	185,101
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	—	(85,236)
Dissolution of existing SLF and GCIC SLF LLC equity interests	—	(119,077)
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	38,500	—
Redemptions of Class A-2 GCIC 2018 Notes	(38,500)	—
(1) Represents $17,011 paid in cash to RGA and Aurora (as defined in Note 1), net of cash acquired due to the consolidation of SLF and GCIC SLF of $21,955.
(2) Represents cash received in Rights Offering.
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$154,323	$29,266
Foreign currencies (cost of $2,525 and $1,180, respectively)	2,607	1,173
Restricted cash and cash equivalents	76,141	87,584
Restricted foreign currencies (cost of $1,779 and $2,065, respectively)	1,774	2,070
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$234,845	$120,093
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#~^	Senior loan	L + 5.50%	(c)	6.50%	06/2023	$40,274	$40,056	1.6%	$40,274
NTS Technical Systems~	Second lien	L + 9.75%	(c)	10.75%	12/2023	4,589	4,517	0.2	4,589
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(30)	—	—
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(60)	—	—
Tronair Parent, Inc.+	Senior loan	L + 5.75%	(e)	6.75%	09/2023	680	676	—	606
Tronair Parent, Inc.+	Senior loan	L + 5.75%	(c)	5.91%	06/2023	76	73	—	62
Whitcraft LLC*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	63,413	63,691	2.4	61,512
Whitcraft LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(1)	—	(9)
						109,032	108,922	4.2	107,034
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	987	969	—	938

Auto Components
North Haven Falcon Buyer, LLC	One stop	L + 6.00%	(c)	7.00%	05/2027	6,176	6,055	0.2	6,114
North Haven Falcon Buyer, LLC+(5)	One stop	L + 6.00%		N/A(6)	05/2027	—	(20)	—	(20)
Polk Acquisition Corp.*#+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	18,153	18,032	0.7	18,153
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	107	105	—	107
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	71	70	—	71
Power Stop, LLC+~	Senior loan	L + 4.50%	(a)	4.60%	10/2025	2,821	2,866	0.1	2,821
						27,328	27,108	1.0	27,246
Automobiles
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	15,512	15,295	0.6	15,512
JHCC Holdings LLC+	One stop	L + 5.50%	(c)	6.50%	09/2025	205	203	0.1	205
JHCC Holdings LLC+	One stop	P + 4.50%	(c)(f)	6.85%	09/2025	36	35	0.1	36
MOP GM Holding, LLC*#~^	One stop	L + 5.75%	(c)	6.75%	11/2026	24,283	24,008	1.0	24,283
MOP GM Holding, LLC+	One stop	L + 5.75%	(d)	6.75%	11/2026	2,611	2,581	0.1	2,611
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)(d)	6.75%	11/2026	1,930	1,908	0.1	1,930
MOP GM Holding, LLC+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(2)	—	—
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.50%	(c)	7.50%	10/2024	12,983	12,997	0.6	12,983
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.50%	(c)	7.50%	10/2024	3,202	3,127	0.1	3,202
Quick Quack Car Wash Holdings, LLC#+	One stop	L + 6.50%	(c)	7.50%	10/2024	2,343	2,322	0.1	2,343
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(c)	7.50%	10/2024	2,046	2,083	0.1	2,046
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(c)	7.50%	10/2024	1,368	1,392	0.1	1,368
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.50%	(c)	7.50%	10/2024	1,113	1,149	0.1	1,113
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.50%	(c)	7.50%	10/2024	30	30	0.1	30
TWAS Holdings, LLC*+^	One stop	L + 6.75%	(c)	7.75%	12/2026	30,955	30,600	1.2	30,955
TWAS Holdings, LLC+	One stop	L + 6.75%	(c)	7.75%	12/2026	4,021	3,935	0.2	4,021
TWAS Holdings, LLC+(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	—
						102,638	101,659	4.6	102,638

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 6.25%	(a)	7.25%	04/2024	$7,045	$7,038	0.3%	$7,045
Abita Brewing Co., L.L.C.+	Second lien	L + 8.00%	(d)	9.00%	04/2024	3,321	3,309	0.1	2,657
Abita Brewing Co., L.L.C.+	One stop	L + 6.25%		N/A(6)	04/2024	—	—	—	—
Fintech Midco, LLC*#	One stop	L + 5.00%	(c)	6.00%	08/2024	24,225	24,504	1.0	24,225
Fintech Midco, LLC#+	One stop	L + 5.00%	(c)	6.00%	08/2024	1,122	1,153	0.1	1,122
Fintech Midco, LLC+(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Watermill Express, LLC+	One stop	L + 5.75%	(c)	6.75%	04/2027	2,273	2,251	0.1	2,227
Watermill Express, LLC+	One stop	L + 5.75%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	(1)	—	(4)
Winebow Holdings, Inc.	One stop	L + 6.25%	(a)	7.25%	07/2025	7,898	7,785	0.3	7,780
						45,884	46,038	1.9	45,052
Biotechnology
BIO18 Borrower, LLC#+	One stop	L + 4.75%	(a)	5.75%	11/2024	10,991	11,021	0.4	10,991
BIO18 Borrower, LLC*#+	One stop	L + 4.75%	(a)	5.75%	11/2024	3,934	3,905	0.2	3,934
BIO18 Borrower, LLC+	One stop	L + 4.75%	(a)	5.75%	11/2024	210	210	0.1	210
						15,135	15,136	0.7	15,135
Building Products
Jensen Hughes, Inc.+	Senior loan	L + 3.50%	(c)(f)	4.51%	03/2024	4,159	4,160	0.2	4,159
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	1,365	1,390	0.1	1,365
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	906	917	0.1	906
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	435	446	0.1	435
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	277	280	0.1	277
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	216	216	—	216
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	116	116	—	116
						7,474	7,525	0.6	7,474
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L + 6.00%	(c)	7.00%	07/2024	12,605	12,702	0.5	12,605
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	1,915	1,905	0.1	1,915
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	95	95	—	95
						14,615	14,702	0.6	14,615
Commercial Services & Supplies
EGD Security Systems, LLC*#+^	One stop	L + 5.65%	(c)	6.65%	06/2023	30,092	30,352	1.2	30,092
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	1,687	1,674	0.1	1,686
EGD Security Systems, LLC*+	One stop	L + 5.65%	(c)	6.65%	06/2023	1,258	1,257	0.1	1,258
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	843	837	0.1	843
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	767	761	0.1	767
EGD Security Systems, LLC#+	One stop	L + 5.65%	(c)	6.65%	06/2023	644	658	0.1	644
EGD Security Systems, LLC#+	One stop	L + 5.65%	(c)	6.65%	06/2023	575	572	0.1	575
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	80	79	—	80
EGD Security Systems, LLC+(5)	One stop	L + 5.65%		N/A(6)	06/2023	—	(4)	—	—
Hydraulic Authority III Limited+~(8)(9)(10)	One stop	L + 6.00%	(i)	7.00%	11/2025	11,053	11,230	0.5	12,138
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	222	225	0.1	243

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2025	$—	$—	—%	$—
PT Intermediate Holdings III, LLC+~^	One stop	L + 5.50%	(c)	6.50%	10/2025	29,550	29,222	1.1	29,254
PT Intermediate Holdings III, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(5)	—	(5)
Radwell International, LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	2,095	2,056	0.1	2,095
Radwell International, LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	476	472	0.1	476
Radwell International, LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	9	9	—	9
Thermostat Buyer, LLC+	Senior loan	L + 4.75%	(b)	5.75%	02/2025	2,331	2,308	0.1	2,307
Thermostat Buyer, LLC+	Senior loan	L + 4.75%	(c)	5.75%	02/2025	311	297	0.1	296
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(c)	6.00%	06/2027	2,458	2,409	0.1	2,409
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(c)	6.00%	06/2027	2	1	0.1	1
Trinity Air Consultants Holdings Corporation+(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	(1)
WRE Holding Corp.*#	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	2,259	2,283	0.1	2,259
WRE Holding Corp.+^	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	932	951	0.1	932
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	684	684	0.1	684
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	405	405	0.1	405
WRE Holding Corp.+	Senior loan	L + 5.25%	(b)(c)(f)	6.50%	01/2023	24	25	0.1	24
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	23	23	0.1	23
WRE Holding Corp.+	Senior loan	L + 5.50%		N/A(6)	01/2023	—	6	—	—
						88,780	88,786	4.7	89,494

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Reladyne, Inc.*#+^	Senior loan	L + 5.00%	(c)	6.00%	07/2024	$32,607	$32,738	1.3%	$32,607
Reladyne, Inc.+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	3,456	3,491	0.1	3,456
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	3,378	3,356	0.1	3,378
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	2,736	2,763	0.1	2,736
Reladyne, Inc.*#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,871	1,890	0.1	1,871
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,612	1,629	0.1	1,612
Reladyne, Inc.#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,534	1,558	0.1	1,534
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	735	743	0.1	735
						47,929	48,168	2.0	47,929
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	816	810	—	816
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	168	167	—	168
AmerCareRoyal LLC+(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	151	150	—	151
AmerCareRoyal LLC+(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(2)	—	—
Fortis Solutions Group LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	4,059	3,986	0.2	4,059
Fortis Solutions Group LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	2,412	2,368	0.1	2,412
Fortis Solutions Group LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,574	1,560	0.1	1,574
Fortis Solutions Group LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	626	620	—	626
Fortis Solutions Group LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	603	597	—	603
Fortis Solutions Group LLC+	Senior loan	L + 4.75%		N/A(6)	12/2023	—	—	—	—
						10,409	10,256	0.4	10,409

Distributors
PetroChoice Holdings, Inc.#^	Senior loan	L + 5.00%	(c)	5.00%	08/2022	3,249	3,255	0.1	3,120

Diversified Consumer Services
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,609	1,574	0.1	1,609
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,543	1,486	0.1	1,542
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,091	1,081	—	1,091
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	672	630	—	672
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	132	97	—	132
Certus Pest, Inc.+	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
Certus Pest, Inc.+(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	(20)	—	—
Certus Pest, Inc.+	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
CHHJ Franchising, LLC^	Senior loan	L + 5.00%	(c)	6.00%	01/2026	2,758	2,732	0.1	2,758
CHHJ Franchising, LLC+	Senior loan	P + 4.00%	(c)	6.00%	01/2026	5	5	—	5
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	919	905	—	873
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	30	29	—	29
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	17
Excelligence Learning Corporation#+	One stop	L + 7.00%	(c)	5.50% cash/2.50% PIK	04/2023	10,637	10,459	0.4	9,573
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	3,788	3,705	0.1	3,750
Flores & Associates, LLC+	One stop	L + 4.75%	(c)	5.75%	04/2027	779	770	—	771
Flores & Associates, LLC+	One stop	L + 4.75%	(c)	5.75%	04/2027	725	715	—	717
Flores & Associates, LLC+(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	$2,529	$2,565	0.1%	$2,482
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	1,294	1,290	—	1,268
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(b)	5.50%	03/2025	8	9	—	7
Learn-it Systems, LLC+(5)	Senior loan	L + 4.75%		N/A(6)	03/2025	—	(13)	—	(14)
Liminex, Inc.~	One stop	L + 7.25%	(c)	8.25%	11/2026	25,462	25,029	1.0	25,207
Liminex, Inc.+	One stop	L + 7.25%	(c)	8.25%	11/2026	60	58	—	58
Liminex, Inc.+(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(8)	—	(8)
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	4,037	3,990	0.2	4,060
Litera Bidco LLC+^	One stop	L + 5.75%	(a)	6.75%	05/2026	3,720	3,739	0.1	3,703
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	697	719	—	694
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	697	719	—	694
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	145	140	—	148
Litera Bidco LLC+	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
PADI Holdco, Inc.*#	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	21,669	21,800	0.8	19,503
PADI Holdco, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	5.75% cash/1.50% PIK	04/2024	20,687	20,922	0.7	19,096
PADI Holdco, Inc.~	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	809	804	—	728
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	167	166	—	150
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2023	84	84	—	63
Provenance Buyer LLC+	One stop	L + 5.50%	(a)	6.25%	06/2027	18,510	18,140	0.7	18,325
Provenance Buyer LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2027	—	(2)	—	(1)
Provenance Buyer LLC+(5)	Senior loan	L + 5.50%		N/A(6)	06/2027	—	(3)	—	(3)
						125,281	124,333	4.4	119,698

Diversified Financial Services
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.75%	(a)	6.50%	11/2026	3,605	3,556	0.1	3,605
Higginbotham Insurance Agency, Inc.+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(7)	—	—
Sovos Compliance*+^	One stop	L + 4.75%	(a)	5.75%	04/2024	19,614	20,043	0.8	19,614
Sovos Compliance+	Second lien	N/A		12.00% PIK	04/2025	9,786	9,987	0.4	9,786
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	4,322	4,254	0.2	4,322
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	2,890	2,837	0.1	2,890
Sovos Compliance+	Second lien	N/A		12.00% PIK	04/2025	2,558	2,500	0.1	2,558
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	2,216	2,199	0.1	2,216
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,903	1,945	0.1	1,903
Sovos Compliance+	Second lien	N/A		12.00% PIK	04/2025	1,338	1,369	0.1	1,338
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	923	905	0.1	923
Sovos Compliance*#	One stop	L + 4.75%	(a)	5.75%	04/2024	768	785	0.1	768
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	198	197	0.1	198
Sovos Compliance+	One stop	L + 4.75%	(a)	5.75%	04/2024	85	84	0.1	85
						50,206	50,654	2.4	50,206

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	L + 5.00%	(c)	6.00%	12/2024	$1,649	$1,618	0.1%	$1,616

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L + 6.00%	(c)	7.00%	10/2025	20,477	20,254	0.8	20,477
CST Buyer Company#+~	One stop	L + 6.00%	(d)	7.00%	10/2025	10,189	10,095	0.4	10,189
CST Buyer Company+	One stop	L + 6.00%		N/A(6)	10/2025	—	—	—	—
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	657	647	—	655
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)	6.00%	11/2025	139	138	—	138
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)	6.00%	11/2025	95	95	—	95
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	89	86	—	90
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)(f)	11.49%	11/2025	66	64	—	65
ES Acquisition LLC+	Senior loan	L + 5.00%	(c)	6.00%	11/2025	46	46	—	46
ES Acquisition LLC+	Second lien	L + 5.00%	(c)	6.00%	11/2025	36	35	—	35
ES Acquisition LLC+(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(1)	—	—
Watchfire Enterprises, Inc.+	Second lien	L + 8.25%	(a)	9.25%	10/2024	9,435	9,378	0.4	9,435
Watchfire Enterprises, Inc.+	Senior loan	L + 4.50%	(a)	5.50%	07/2024	2,220	2,199	0.1	2,198
						43,449	43,036	1.7	43,423

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L + 5.25%	(c)	6.25%	09/2023	$18,466	$18,614	0.7%	$18,466
Cafe Rio Holding, Inc.+	One stop	L + 5.25%	(c)	6.25%	09/2023	2,681	2,680	0.1	2,681
Cafe Rio Holding, Inc.#+	One stop	L + 5.25%	(c)	6.25%	09/2023	2,231	2,284	0.1	2,231
Cafe Rio Holding, Inc.*#	One stop	L + 5.25%	(c)	6.25%	09/2023	1,417	1,450	0.1	1,417
Cafe Rio Holding, Inc.#+	One stop	L + 5.25%	(c)	6.25%	09/2023	1,250	1,280	—	1,250
Cafe Rio Holding, Inc.+	One stop	L + 5.25%	(c)	6.25%	09/2023	180	180	—	180
Cafe Rio Holding, Inc.+	One stop	L + 5.25%		N/A(6)	09/2023	—	—	—	—
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	13,688	13,722	0.5	13,688
Captain D's, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2023	2,155	2,126	0.1	2,155
Captain D's, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Feeders Supply Company, LLC#+	One stop	L + 5.50%	(a)	6.50%	04/2023	8,938	8,876	0.4	8,938
Feeders Supply Company, LLC+	Subordinated debt	N/A		12.50% cash/7.00% PIK	10/2023	160	160	—	160
Feeders Supply Company, LLC+	One stop	L + 5.50%		N/A(6)	04/2023	—	—	—	—
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	10,424	10,413	0.4	10,216
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,823	1,865	0.1	1,786
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	1,152	1,180	—	1,129
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	365	372	—	358
FWR Holding Corporation+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	275	274	—	269
FWR Holding Corporation#+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	273	278	—	267
FWR Holding Corporation+	One stop	L + 7.00%	(c)	6.50% cash/1.50% PIK	08/2023	132	130	—	129
FWR Holding Corporation+(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	(2)
FWR Holding Corporation+	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	862	879	—	862
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	678	691	—	678
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	665	663	—	665
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	327	326	—	327
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	327	326	—	327
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	161	161	—	161
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	98	97	—	98
Mendocino Farms, LLC+(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(1)	—	—
Ruby Slipper Cafe LLC, The*+	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	2,046	2,042	0.1	1,965
Ruby Slipper Cafe LLC, The+	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	414	423	—	398
Ruby Slipper Cafe LLC, The+	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	30	30	—	29
Wetzel's Pretzels, LLC*#+	One stop	L + 8.75%	(c)	7.75% cash/2.00% PIK	09/2023	16,325	16,118	0.6	16,325
Wetzel's Pretzels, LLC+	One stop	L + 8.75%	(c)	9.75%	09/2023	—	—	—	—
Wood Fired Holding Corp.*#	One stop	L + 7.75%	(c)	7.75% cash/1.00% PIK	12/2023	14,216	14,308	0.6	14,216
Wood Fired Holding Corp.+	One stop	L + 7.75%	(c)	7.75% cash/1.00% PIK	12/2023	704	700	—	704
Wood Fired Holding Corp.+	One stop	L + 7.75%	(c)	7.75% cash/1.00% PIK	12/2023	202	201	—	202
Zenput Inc.+	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	1,090	1,084	—	1,108
Zenput Inc.+	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
						103,755	103,932	3.8	103,383

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(c)	4.50% cash/3.00% PIK	06/2027	$12,967	$12,709	0.5%	$12,837
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(c)	7.50%	06/2027	42	41	0.1	42
FCID Merger Sub, Inc.*~	One stop	L + 6.00%	(c)	7.00%	12/2026	13,660	13,474	0.5	13,660
FCID Merger Sub, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
FCID Merger Sub, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(39)	—	—
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(c)(d)	5.75% cash/1.00% PIK	12/2023	5,006	4,925	0.2	4,805
Flavor Producers, LLC+(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(2)	—	—
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(c)	5.50%	06/2027	12,369	12,245	0.5	12,245
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(c)	5.50%	06/2026	50	48	0.1	48
MAPF Holdings, Inc.*#~^	One stop	L + 6.00%	(c)	7.00%	12/2026	29,312	29,046	1.2	29,312
MAPF Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(41)	—	—
MAPF Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(3)	—	—
Purfoods, LLC+	One stop	N/A		7.00% PIK	05/2026	79	83	0.1	79
						73,485	72,485	3.2	73,028

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#~	One stop	L + 4.75%	(c)	5.75%	06/2025	$4,115	$4,174	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	L + 4.75%	(c)	5.75%	06/2025	263	261	—	263
Aspen Medical Products, LLC+	One stop	L + 4.75%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC#^	Senior loan	L + 4.75%	(c)	5.75%	12/2023	5,216	5,183	0.2	5,216
Blades Buyer, Inc.#+~^	Senior loan	L + 4.50%	(b)(c)	5.50%	08/2025	8,735	8,701	0.3	8,647
Blades Buyer, Inc.+	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.+(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(18)	—	(14)
Blue River Pet Care, LLC#+	One stop	L + 5.00%	(a)	5.10%	07/2026	34,895	34,866	1.4	34,895
Blue River Pet Care, LLC+	One stop	L + 5.00%	(a)	5.15%	08/2025	300	298	—	300
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(24)	—	—
CCSL Holdings, LLC*^	One stop	L + 5.75%	(c)	6.75%	12/2026	15,594	15,415	0.6	15,594
CCSL Holdings, LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(2)	—	—
CCSL Holdings, LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(58)	—	—
CMI Parent Inc.#+^	Senior loan	L + 4.25%	(c)	5.25%	08/2025	6,583	6,692	0.3	6,583
CMI Parent Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	—
Flexan, LLC+^	One stop	L + 5.25%	(c)	6.25%	02/2022	8,384	8,364	0.3	8,384
Flexan, LLC*#	One stop	L + 5.25%	(c)	6.25%	02/2022	3,247	3,240	0.1	3,247
Flexan, LLC+	One stop	L + 5.25%	(c)	6.25%	02/2022	2,329	2,323	0.1	2,329
Flexan, LLC#+	One stop	L + 5.25%	(c)	6.25%	02/2022	1,528	1,524	0.1	1,528
Flexan, LLC+(5)	One stop	L + 5.25%		N/A(6)	02/2022	—	(2)	—	—
G & H Wire Company, Inc.#^	One stop	L + 7.00%	(a)	8.00%	09/2023	11,128	11,093	0.4	11,128
G & H Wire Company, Inc.+	One stop	L + 7.00%	(a)	8.00%	09/2022	—	—	—	—
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,872	1,836	0.1	1,834
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,800	1,778	0.1	1,764
Katena Holdings, Inc.#+	One stop	L + 6.00%	(c)	7.00%	06/2024	12,629	12,510	0.5	12,629
Katena Holdings, Inc.#+	One stop	L + 6.00%	(c)	7.00%	06/2024	1,234	1,223	—	1,234
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.00%	06/2024	988	979	—	988
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.00%	06/2024	923	914	—	923
Katena Holdings, Inc.#+	One stop	L + 6.00%	(c)	7.00%	06/2024	845	837	—	845
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.00%	06/2024	70	68	—	70
Lombart Brothers, Inc.*#+~	One stop	L + 8.25%	(c)	8.25% cash/1.00% PIK	04/2023	29,026	28,992	1.1	28,445
Lombart Brothers, Inc.#+(8)	One stop	L + 8.25%	(c)	8.25% cash/1.00% PIK	04/2023	3,108	3,107	0.1	3,046
Lombart Brothers, Inc.+	One stop	L + 8.25%	(a)	8.25% cash/1.00% PIK	04/2023	116	115	—	114
Lombart Brothers, Inc.+(8)	One stop	L + 8.25%	(a)	8.25% cash/1.00% PIK	04/2023	50	49	—	48
						154,978	154,436	5.9	154,155

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	$23,206	$23,319	0.8%	$20,886
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2021	1,791	1,800	0.1	1,612
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	1,155	1,159	—	1,039
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	919	927	—	827
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	811	810	—	731
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	798	800	—	718
Active Day, Inc.+(5)	One stop	L + 6.00%	(c)	7.00%	12/2021	2	2	—	(8)
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2025	4,121	4,142	0.2	4,113
Acuity Eyecare Holdings, LLC#+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2025	3,497	3,569	0.1	3,490
Acuity Eyecare Holdings, LLC+~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2025	3,238	3,326	0.1	3,231
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	2,029	1,996	0.1	2,022
Acuity Eyecare Holdings, LLC+~	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2025	1,889	1,971	0.1	1,885
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2025	457	472	—	456
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2025	235	234	—	249
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	174	173	—	174
Acuity Eyecare Holdings, LLC+	One stop	L + 8.25%	(c)	7.25% cash/2.00% PIK	03/2025	168	167	—	168
Acuity Eyecare Holdings, LLC+	Senior loan	L + 6.25%	(c)	7.25%	03/2025	111	110	—	111
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2025	89	89	—	95
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2025	—	(179)	—	(186)
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2021	11,433	6,860	—	199
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 8.50%	(c)	9.75%	07/2021	4,082	7	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2021	782	469	—	14
Advanced Pain Management Holdings, Inc.+(5)(7)	Senior loan	L + 5.00%	(c)	6.25%	07/2021	348	(20)	—	5
Agilitas USA, Inc.*#	One stop	L + 7.75%	(c)	8.75%	04/2022	6,621	6,623	0.3	6,621
Agilitas USA, Inc.+	One stop	L + 7.75%	(c)	8.75%	04/2022	100	100	—	100
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	3,986	3,929	0.2	3,986
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(c)	11.50%	03/2028	1,632	1,609	0.1	1,632
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	592	547	—	592
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(c)	11.50%	03/2028	140	133	—	140
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	—
CRH Healthcare Purchaser, Inc.*~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	19,502	19,549	0.8	19,502
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,164	4,153	0.2	4,164
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Deca Dental Management LLC*#+	One stop	L + 6.00%	(c)	7.00%	05/2022	11,310	11,360	0.4	11,310
Deca Dental Management LLC#~	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	05/2022	1,377	1,383	0.1	1,377
Deca Dental Management LLC+~	One stop	L + 6.00%	(c)	7.00%	05/2022	994	998	—	994
Deca Dental Management LLC+	One stop	L + 6.00%	(c)	7.00%	05/2022	737	742	—	737
Deca Dental Management LLC+	One stop	L + 6.00%	(c)	7.00%	05/2022	2	—	—	2

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Deca Dental Management LLC+	One stop	L + 6.00%	(c)	7.00%	05/2022	$—	$—	—%	$—
Emerge Intermediate, Inc.*#	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	19,182	18,976	0.7	18,798
Emerge Intermediate, Inc.+(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(2)	—	(6)
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	706	698	—	706
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	248	246	—	248
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	111	111	—	111
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	69	69	—	69
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	57	57	—	57
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	10	10	—	10
Encorevet Group LLC+	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	—
ERC Finance, LLC+	One stop	L + 6.00%	(a)	7.00%	04/2024	6,896	6,767	0.3	6,759
ERC Finance, LLC+	One stop	L + 6.00%	(a)	7.00%	04/2024	7	6	—	6
ERC Finance, LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2024	—	(4)	—	(4)
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	18,090	18,164	0.6	16,281
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	7,936	8,026	0.3	7,142
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	6,950	7,034	0.2	6,255
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	5,115	5,130	0.2	4,604
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	2,373	2,403	0.1	2,136
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	1,523	1,541	0.1	1,371
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.24%	05/2023	1,126	1,140	—	1,013
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	7.25%	05/2023	992	1,004	—	893
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	7.25%	05/2023	640	647	—	576
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	7.25%	05/2023	400	399	—	360
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	L + 4.50%	(m)	4.50%	03/2027	11,742	11,647	0.5	12,552
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	L + 4.50%	(m)	4.50%	03/2027	133	131	—	144
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L + 4.50%	(c)	5.50%	03/2027	20	19	—	19
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(9)(12)	One stop	L + 4.50%		N/A(6)	03/2027	—	(6)	—	(6)
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	10,124	10,026	0.4	10,124
Klick Inc.+(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	2,341	2,331	0.1	2,341
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,171	1,170	—	1,171
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,108	1,140	—	1,108
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	50	50	—	50
MD Now Holdings, Inc.#+	One stop	L + 5.00%	(c)	6.00%	08/2025	22,430	22,475	0.9	22,205
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	6.00%	08/2025	621	621	—	614
MD Now Holdings, Inc.+(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	(4)
MWD Management, LLC & MWD Services, Inc.#+^	One stop	L + 5.50%	(c)	6.50%	06/2023	9,309	9,273	0.4	9,309
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.50%	(c)	6.50%	06/2023	4,482	4,532	0.2	4,482
MWD Management, LLC & MWD Services, Inc.+(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	L + 5.50%	(m)	6.50%	05/2028	20,486	20,183	0.8	19,731
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	L + 5.50%	(m)	6.50%	05/2028	268	231	—	225
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(c)	6.50%	05/2026	58	57	—	57
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	L + 5.50%	(m)	6.50%	05/2026	52	49	—	48

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop	L + 5.50%		N/A(6)	05/2028	$—	$(43)	—%	$(44)
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(a)	3.63%	02/2026	2,803	2,781	0.1	2,803
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,203	17,517	0.5	12,714
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,228	1,888	0.1	1,475
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,112	1,915	0.1	1,398
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,598	1,354	—	1,058
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,412	1,196	—	935
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,229	1,041	—	814
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	958	811	—	634
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	830	703	—	549
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	512	434	—	339
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	291	265	—	193
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	97	89	—	64
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	88	80	—	58
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	69	63	—	46
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	5/1/2022	63	58	—	42
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	1/1/2023	18,981	18,990	0.7	18,981
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(c)	6.75%	01/2023	7,612	7,575	0.3	7,612
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	01/2023	1,558	1,559	0.1	1,558
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	6.75%	01/2023	704	708	—	704
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	186	186	—	186
Pinnacle Treatment Centers, Inc.+^	One stop	L + 5.75%	(c)	6.75%	01/2023	106	106	—	106
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	37	37	—	37
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	25,266	24,411	0.9	23,245
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	306	298	—	282
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	182	176	—	166
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	88	77	—	82
PPT Management Holdings, LLC+(5)	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	18	3	—	(14)
Summit Behavioral Healthcare, LLC*#+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	29,418	29,177	1.2	29,418
Summit Behavioral Healthcare, LLC+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	903	878	—	903
Summit Behavioral Healthcare, LLC+(5)	Senior loan	L + 5.00%		N/A(6)	10/2023	—	(3)	—	—
Veterinary Specialists of North America, LLC*#+	Senior loan	L + 4.25%	(a)	4.35%	4/1/2025	41,336	42,515	1.6	41,336
Veterinary Specialists of North America, LLC+	Senior loan	L + 4.25%	(a)	4.35%	04/2025	11,753	11,749	0.5	11,753
Veterinary Specialists of North America, LLC#+	Senior loan	L + 4.25%	(a)	4.35%	04/2025	2,850	2,833	0.1	2,850
Veterinary Specialists of North America, LLC*+	Senior loan	L + 4.25%	(a)	4.35%	04/2025	1,434	1,476	0.1	1,434
Veterinary Specialists of North America, LLC+(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(2)	—	—
Water's Edge Management, LLC+	One stop	L + 7.50%	(c)	8.50%	04/2026	9,056	8,838	0.3	8,829
Water's Edge Management, LLC+	One stop	P + 6.50%	(f)	9.75%	04/2026	7	6	—	6
WHCG Management, LLC+	Senior loan	L + 4.75%		N/A(6)	03/2023	—	2	—	—
						454,612	441,421	16.0	417,095
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+~	One stop	L + 8.50%	(a)	9.50%	02/2024	$7,550	$7,601	0.3%	$7,550
Connexin Software, Inc.+	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	L + 7.00%	(c)	8.00%	03/2027	6,493	6,430	0.3	6,428
ESO Solution, Inc.+(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	(1)
ESO Solution, Inc.+(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	—	—	(2)
HealthcareSource HR, Inc.+	One stop	N/A		8.00%	05/2023	178	160	—	178
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	2,000	1,964	0.1	2,000
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	1,008	1,008	—	1,008
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	225	223	—	225
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	19	18	—	19
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(c)	6.75%	08/2026	6,265	6,232	0.2	6,265
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,967	1,949	0.1	1,967
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	643	638	—	643
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(a)	6.75%	09/2025	13	12	—	13
HSI Halo Acquisition, Inc.+(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(12)	—	—
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,338	0.4	10,366
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	1,506	1,461	0.1	1,520
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	941	949	—	950
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	753	759	—	760
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	80	81	—	80
Nextech Holdings, LLC^	One stop	L + 5.50%	(c)	5.69%	06/2025	3,981	4,039	0.2	3,902
Nextech Holdings, LLC+	One stop	L + 5.50%	(c)	5.69%	06/2025	1,942	1,928	0.1	1,903
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(12)
Qgenda Intermediate Holdings, LLC+^	One stop	L + 5.25%	(c)	6.25%	06/2025	15,161	15,161	0.6	15,161
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	12,349	12,241	0.5	12,349
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	985	985	—	985
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.*#+~^	One stop	L + 4.50%	(c)	5.50%	02/2026	67,347	66,281	2.6	67,347
Transaction Data Systems, Inc.+(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(4)	—	—
						141,679	140,438	5.5	141,604

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*#+^	One stop	L + 4.50%	(c)	5.50%	08/2025	$51,311	$52,377	2.0%	$51,311
BJH Holdings III Corp.+(5)	One stop	L + 4.50%		N/A(6)	08/2025	—	(6)	—	—
CR Fitness Holdings, LLC#~	Senior loan	L + 4.25%	(a)	5.25%	07/2025	1,984	1,994	0.1	1,984
CR Fitness Holdings, LLC+	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	838	834	—	838
CR Fitness Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	07/2025	74	74	—	74
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	7,046	6,999	0.2	5,636
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,085	1,081	—	867
Davidson Hotel Company, LLC+(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(20)
Davidson Hotel Company, LLC+(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(16)	—	—
EOS Fitness Opco Holdings, LLC*#	One stop	L + 6.25%	(c)	6.75% cash/0.50% PIK	01/2025	8,614	8,699	0.3	8,270
EOS Fitness Opco Holdings, LLC+	One stop	L + 6.25%	(c)	6.75% cash/0.50% PIK	01/2025	909	918	—	874
EOS Fitness Opco Holdings, LLC+	One stop	L + 6.25%	(c)	6.75% cash/0.50% PIK	01/2025	120	119	—	115
Freddy's Frozen Custard LLC~	One stop	L + 6.00%	(c)	7.00%	03/2027	9,669	9,578	0.4	9,669
Freddy's Frozen Custard LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
Self Esteem Brands, LLC*#+^	Senior loan	L + 4.50%	(a)	5.50%	02/2022	47,901	48,071	1.9	47,901
Self Esteem Brands, LLC+(5)	Senior loan	P + 3.25%		N/A(6)	02/2022	—	(3)	—	—
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	911	898	—	911
SSRG Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	11/2025	45	44	—	45
Sunshine Sub, LLC#~	One stop	L + 5.25%	(a)	6.25%	05/2024	12,826	12,904	0.5	12,826
Sunshine Sub, LLC#+	One stop	L + 5.25%	(a)	6.25%	05/2024	5,610	5,758	0.2	5,610
Sunshine Sub, LLC+(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC*#	Senior loan	L + 5.50%	(a)(c)(d)	6.50%	09/2026	16,091	15,946	0.6	15,930
Tropical Smoothie Cafe Holdings, LLC+	Senior loan	L + 5.50%	(a)(c)	6.50%	09/2026	6,526	6,463	0.3	6,461
Tropical Smoothie Cafe Holdings, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	09/2026	—	(1)	—	(1)
Velvet Taco Holdings, Inc.~	One stop	L + 8.00%	(c)	8.00% cash/1.00% PIK	03/2026	1,785	1,767	0.1	1,714
Velvet Taco Holdings, Inc.+	One stop	L + 11.00%	(c)	8.00% cash/4.00% PIK	03/2026	92	92	—	92
Velvet Taco Holdings, Inc.+	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						173,437	174,588	6.6	171,107
Household Durables
Groundworks LLC^	Senior loan	L + 4.75%	(c)	5.75%	01/2026	4,674	4,611	0.2	4,674
Groundworks LLC+	Senior loan	L + 4.75%	(c)	5.75%	01/2026	540	524	—	540
Groundworks LLC+	Senior loan	L + 4.75%	(c)	5.75%	01/2026	83	82	—	83
Groundworks LLC+	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC+(5)(8)	Senior loan	L + 4.75%		N/A(6)	01/2026	—	(26)	—	—
						5,297	5,191	0.2	5,297

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc. #+^	One stop	L + 5.25%	(c)	6.25%	03/2026	$3,790	$3,856	0.1	$3,784
WU Holdco, Inc. +	One stop	L + 5.50%	(c)	6.50%	03/2026	1,335	1,335	0.1	1,346
WU Holdco, Inc. +	One stop	L + 5.25%	(c)	5.40%	03/2025	20	20	—	20
WU Holdco, Inc. +	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	2
						5,145	5,211	0.2	5,152
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+^	Senior loan	L + 4.75%	(a)(c)	4.85%	04/2026	2,349	2,413	0.1	2,327
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Arch Global CCT Holdings Corp.+(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(1)
Madison Safety & Flow LLC^	Senior loan	L + 3.50%	(a)	0.0358	03/2025	474	474	—	474
Madison Safety & Flow LLC+	Senior loan	L + 3.50%	(a)(f)	0.0375	03/2025	4	4	—	4
Specialty Measurement Bidco Limited~(8)(9)(10)	One stop	E + 6.25%	(g)	7.25%	11/2027	7,969	7,765	0.3	7,932
Specialty Measurement Bidco Limited~(8)(10)	One stop	L + 6.00%	(c)	7.00%	11/2027	7,961	7,761	0.3	7,961
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2027	—	(49)	—	—
						18,757	18,368	0.7	18,697

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC*#+~^	One stop	L + 5.75%	(a)	6.75%	05/2025	$51,740	$51,917	2.0%	$51,740
Captive Resources Midco, LLC#	One stop	L + 5.75%	(a)	6.75%	05/2025	1,429	1,418	0.1	1,429
Captive Resources Midco, LLC+(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(13)	—	—
Integrity Marketing Acquisition, LLC^	Senior loan	L + 5.50%	(c)	6.50%	08/2025	2,452	2,453	0.1	2,452
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	784	780	—	784
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	640	619	—	640
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	473	472	—	473
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	247	246	—	247
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#+^	One stop	L + 6.00%	(c)(f)	7.00%	07/2025	6,504	6,474	0.3	6,504
J.S. Held Holdings, LLC+	One stop	P + 5.00%	(f)	8.25%	07/2025	180	176	—	180
J.S. Held Holdings, LLC+	One stop	L + 6.00%	(c)	7.00%	07/2025	132	111	—	132
Majesco+^	One stop	L + 7.75%	(c)	8.75%	09/2027	18,990	18,701	0.7	18,800
Majesco+(5)	One stop	L + 7.75%		N/A(6)	09/2026	—	(3)	—	(1)
Norvax, LLC+	Senior loan	L + 4.00%	(c)	5.00%	09/2025	33,199	33,035	1.3	33,033
Orchid Underwriters Agency, LLC^	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,092	4,135	0.2	4,092
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	506	506	—	506
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
People Corporation~(8)(9)(12)	One stop	L + 6.25%	(m)	7.25%	02/2028	14,914	14,666	0.6	15,250
People Corporation+(8)(9)(12)	One stop	L + 6.25%	(m)	7.25%	02/2028	3,169	3,129	0.1	3,153
People Corporation+(5)(8)(9)(12)	One stop	L + 6.25%		N/A(6)	02/2027	—	(2)	—	—
RSC Acquisition, Inc.*#+^	One stop	L + 5.50%	(c)	6.50%	10/2026	25,964	25,532	1.0	25,964
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.50%	10/2026	2,620	2,528	0.1	2,620
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.50%	10/2026	28	27	—	28
RSC Acquisition, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(141)	—	—
Sunstar Insurance Group, LLC+	Senior loan	L + 5.50%	(c)	6.50%	10/2026	786	773	—	786
Sunstar Insurance Group, LLC+	Senior loan	L + 5.50%	(c)	6.50%	10/2026	398	391	—	398
Sunstar Insurance Group, LLC+	Senior loan	L + 5.50%		N/A(6)	10/2026	—	—	—	—
Sunstar Insurance Group, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	10/2026	—	(9)	—	—
TigerRisk, LLC+	One stop	L + 5.25%	(c)	6.25%	06/2027	22,949	22,722	0.9	22,719
TigerRisk, LLC+(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	(1)
						192,196	190,642	7.4	191,928
Internet & Catalog Retail
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	15,202	15,056	0.6	15,088
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	4,412	4,369	0.2	4,379
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	4,104	4,018	0.2	4,037
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	2,658	2,632	0.1	2,638
AQ Holdco Inc. +(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(2)	—	(2)
						26,376	26,073	1.1	26,140

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.+~	One stop	L + 7.00%	(c)	8.00%	10/2025	$7,118	$7,067	0.3%	$7,118
Acquia, Inc.+	One stop	L + 7.00%	(c)	8.00%	10/2025	4	4	—	4
Appriss Holdings, Inc.*#~^	One stop	L + 6.00%	(c)	7.00%	05/2026	24,780	25,273	1.0	24,780
Appriss Holdings, Inc.+	One stop	L + 5.50%	(f)	0.0825	05/2025	100	96	—	100
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	4,650	4,498	0.2	4,757
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+(5)	One stop	L + 6.50%		N/A(6)	08/2025	—	(12)	—	—
Centrify Corporation+	One stop	L + 6.00%	(c)	7.00%	03/2028	16,791	16,551	0.7	16,791
Centrify Corporation+	One stop	L + 6.00%	(c)	7.00%	03/2028	9,707	9,566	0.4	9,707
Centrify Corporation+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(3)	—	—
Episerver, Inc.+	One stop	L + 5.50%	(c)	6.50%	04/2026	21,767	21,447	0.8	21,441
Episerver, Inc.+~(8)(9)	One stop	L + 5.75%	(g)	5.75%	04/2026	20,384	20,630	0.8	21,171
Episerver, Inc.#^	One stop	L + 5.50%	(c)	6.50%	04/2026	12,092	12,217	0.5	11,911
Episerver, Inc.+(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(5)	—	(8)
Gamma Technologies, LLC*#+^	One stop	L + 4.75%	(c)	5.75%	06/2024	46,983	47,238	1.8	46,983
Gamma Technologies, LLC+	One stop	L + 4.75%		N/A(6)	06/2024	—	—	—	—
Infinisource, Inc.~^	One stop	L + 4.50%	(c)	5.50%	10/2026	28,960	28,592	1.1	28,960
Infinisource, Inc.+(8)	One stop	L + 4.50%	(c)	5.50%	10/2026	282	280	0.1	282
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	110	109	—	110
Infinisource, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
PCS Intermediate II Holdings, LLC~(8)	One stop	L + 5.25%	(c)	6.25%	01/2026	14,383	14,274	0.6	14,383
PCS Intermediate II Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	01/2026	2,076	2,056	0.1	2,076
PCS Intermediate II Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	738	731	0.1	723
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	115	114	0.1	113
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	42	41	0.1	40
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	L + 4.50%	(i)	5.50%	11/2025	23,947	23,727	1.0	24,302
Red Dawn SEI Buyer, Inc.^	Senior loan	L + 4.25%	(c)	5.25%	11/2025	746	739	0.1	743
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	11/2025	133	132	—	132
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	11/2025	13	12	—	13
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(51)	—	31
Saturn Borrower Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2026	20,232	19,693	0.8	20,232
Saturn Borrower Inc.+(5)	One stop	L + 6.50%		N/A(6)	09/2026	—	(3)	—	—
						256,153	255,011	10.6	256,896

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$8,597	$8,644	0.3%	$8,338
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	1,231	1,225	—	1,194
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	856	879	—	830
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	437	450	—	424
WBZ Investment LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	82	81	—	78
						11,203	11,279	0.3	10,864
Life Sciences Tools & Services
Pace Analytical Services, LLC*#+	One stop	L + 5.50%	(c)	6.50%	04/2024	29,408	29,436	1.2	29,408
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	6,993	6,912	0.3	6,993
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	3,505	3,414	0.1	3,505
Pace Analytical Services, LLC#^	One stop	L + 5.50%	(c)	6.50%	04/2024	2,735	2,737	0.1	2,735
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,638	1,657	0.1	1,638
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,507	1,511	0.1	1,507
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,254	1,253	—	1,254
Pace Analytical Services, LLC#^	One stop	L + 5.50%	(c)	6.50%	04/2024	1,213	1,227	—	1,213
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	985	970	—	985
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	672	672	—	672
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	556	561	—	556
Pace Analytical Services, LLC*	One stop	L + 5.50%	(c)	6.50%	04/2024	186	188	—	186
Pace Analytical Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	04/2024	—	(2)	—	—
						50,652	50,536	1.9	50,652
Machinery
Bad Boy Mowers Acquisition, LLC+(8)	Senior loan	L + 4.50%	(c)	5.25%	03/2028	2,034	2,029	0.1	2,034
Blackbird Purchaser, Inc. *+~^	Senior loan	L + 4.50%	(c)(f)	4.65%	04/2026	15,879	16,115	0.6	15,879
Blackbird Purchaser, Inc. +	Senior loan	L + 4.50%	(c)	4.65%	04/2024	86	86	—	86
Chase Industries, Inc.+~	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	12,059	12,160	0.4	10,435
Chase Industries, Inc.+	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	985	1,014	—	850
Chase Industries, Inc.+	Senior loan	L + 7.00%	(a)(d)	6.50% cash/1.50% PIK	05/2023	292	294	—	264
Time Manufacturing Acquisition, LLC~	Senior loan	L + 5.00%	(b)(c)	6.00%	02/2023	705	703	—	705
						32,040	32,401	1.1	30,253

Marine
Veson Nautical LLC#^	One stop	L + 5.00%	(c)	6.00%	11/2025	9,668	9,584	0.4	9,571
Veson Nautical LLC+	One stop	L + 5.75%	(c)	6.75%	11/2025	7,227	7,155	0.3	7,155
Veson Nautical LLC+(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(1)	—	(1)
						16,895	16,738	0.7	16,725
Media
Triple Lift, Inc.+	One stop	L + 5.75%	(c)	6.50%	05/2028	5,411	5,305	0.2	5,303
Triple Lift, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
						5,411	5,304	0.2	5,302

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Multiline Retail
Mills Fleet Farm Group LLC*#+~^	One stop	L + 6.00%	(c)	7.00%	10/2024	$46,470	$46,374	1.8%	$46,470

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+~(8)(12)	One stop	L + 6.75%	(c)	7.75%	05/2025	20,682	20,801	0.8	20,424
3ES Innovation, Inc.+(5)(8)(12)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	(2)
Drilling Info Holdings, Inc.*#+~^	Senior loan	L + 4.25%	(a)	4.35%	07/2025	37,549	37,951	1.5	37,471
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.60%	07/2025	17,211	16,849	0.7	17,333
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(4)
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC*#^	One stop	L + 6.25%	(c)	7.25%	05/2026	15,664	15,791	0.6	15,664
Project Power Buyer, LLC+(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	—
						91,106	91,387	3.6	90,885
Paper & Forest Products
Messenger, LLC+~	One stop	L + 6.00%	(c)(f)	7.00%	08/2023	8,944	8,998	0.4	8,944
Messenger, LLC+	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						8,944	8,998	0.4	8,944

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	$30,743	$31,066	1.1%	$28,284
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,251	5,305	0.2	4,831
IMPLUS Footwear, LLC*+	One stop	L + 7.75%	(c)	8.75%	04/2024	756	776	—	696
						36,750	37,147	1.3	33,811
Pharmaceuticals
ACP Ulysses Buyer, Inc.#^	Senior loan	L + 5.00%	(a)	6.00%	02/2026	13,111	13,008	0.5	13,111
Amalthea Parent, Inc.*#+(8)(12)	One stop	L + 5.25%	(b)	6.25%	03/2027	26,030	25,781	1.0	26,030
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.25%		N/A(6)	03/2027	—	(3)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.25%		N/A(6)	03/2027	—	(47)	—	—
Apothecary Products, LLC+	Senior loan	L + 4.50%	(a)	5.50%	07/2023	2,891	2,968	0.1	2,891
Apothecary Products, LLC+	Senior loan	L + 4.50%	(a)	5.50%	07/2023	78	78	—	78
BIOVT, LLC*#+^	One stop	L + 5.75%	(a)	6.75%	07/2022	35,168	34,997	1.4	35,168
BIOVT, LLC#^	One stop	L + 5.75%	(a)	6.75%	07/2022	1,978	1,967	0.1	1,978
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	07/2022	1,857	1,847	0.1	1,857
BIOVT, LLC+	One stop	L + 5.75%	(a)	6.75%	07/2022	102	102	—	102
						81,215	80,698	3.2	81,215
Professional Services
Brandmuscle, Inc.#	Senior loan	L + 4.75%	(c)	5.75%	12/2021	7,665	7,672	0.3	7,664
Brandmuscle, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	1,068	1,073	—	1,069
Brandmuscle, Inc.+	Senior loan	L + 4.75%		N/A(6)	12/2021	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.25%	(a)	5.25%	06/2022	9,012	9,065	0.3	8,832
DISA Holdings Acquisition Subsidiary Corp.+(5)	Senior loan	L + 4.25%		N/A(6)	06/2022	—	—	—	(29)
Net Health Acquisition Corp.+	One stop	L + 5.75%	(c)	6.75%	12/2025	13,403	13,278	0.5	13,403
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	8,488	8,510	0.3	8,488
Net Health Acquisition Corp.~^	One stop	L + 5.75%	(c)	6.75%	12/2025	6,794	6,839	0.3	6,794
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	4,291	4,236	0.2	4,291
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,186	1,189	—	1,186
Net Health Acquisition Corp.+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	—
Nexus Brands Group, Inc.*#	One stop	L + 6.00%	(c)	7.00%	11/2023	9,306	9,377	0.4	9,213
Nexus Brands Group, Inc.+~(8)(9)	One stop	S + 6.00%	(n)	7.00%	11/2023	7,090	7,192	0.3	7,727
Nexus Brands Group, Inc.#+	One stop	L + 6.00%	(c)	7.00%	11/2023	1,971	2,019	0.1	1,951
Nexus Brands Group, Inc.#~	One stop	L + 6.00%	(c)	7.00%	11/2023	1,426	1,462	0.1	1,412
Nexus Brands Group, Inc.+(8)(9)	One stop	S + 6.00%	(n)	7.00%	11/2023	820	819	—	842
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	759	755	—	752
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	514	514	—	509
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	487	482	—	482
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	85	84	—	84
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(a)(c)	7.00%	11/2023	60	62	—	58
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	54	53	—	53
Nexus Brands Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	11/2023	11	11	—	11
Nexus Brands Group, Inc.+(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.+(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(45)	—	(47)
PlanSource Holdings, Inc. +~	One stop	L + 6.25%	(c)	7.25%	04/2025	11,416	11,522	0.4	11,416
PlanSource Holdings, Inc. +(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Teaching Company, The*#+	One stop	L + 4.75%	(c)	5.75%	07/2023	17,508	17,637	0.7	17,508
Teaching Company, The+	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	—
						103,414	103,802	3.9	103,669
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC*+^	One stop	L + 5.50%	(c)	6.50%	02/2026	$14,490	$14,380	0.6%	$14,490
MRI Software LLC+	One stop	L + 5.50%	(c)	6.50%	02/2026	1,930	1,888	0.1	1,930
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC+	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(6)	—	—
Property Brands, Inc.#+	One stop	L + 6.00%	(d)	7.00%	01/2024	19,692	19,841	0.8	19,692
Property Brands, Inc.~^	One stop	L + 6.00%	(c)	7.00%	01/2024	13,564	13,393	0.5	13,564
Property Brands, Inc.*#	One stop	L + 6.00%	(d)	7.00%	01/2024	6,602	6,686	0.3	6,602
Property Brands, Inc.~^	One stop	L + 6.00%	(d)	7.00%	01/2024	3,218	3,300	0.1	3,218
Property Brands, Inc.#+	One stop	L + 6.00%	(d)	7.00%	01/2024	1,414	1,448	0.1	1,414
Property Brands, Inc.#+	One stop	L + 6.00%	(d)	7.00%	01/2024	1,196	1,225	—	1,196
Property Brands, Inc.#+	One stop	L + 6.00%	(c)	7.00%	01/2024	1,179	1,209	—	1,179
Property Brands, Inc.+	One stop	L + 6.00%	(d)	7.00%	01/2024	944	938	—	944
Property Brands, Inc.+	One stop	L + 6.00%	(d)	7.00%	01/2024	498	510	—	498
Property Brands, Inc.+	One stop	L + 6.00%	(d)	7.00%	01/2024	200	199	—	200
						64,927	65,008	2.5	64,927
Road & Rail
Internet Truckstop Group LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2025	22,415	22,844	0.9	22,415
Internet Truckstop Group LLC+	One stop	L + 5.75%	(c)	6.75%	04/2025	9,814	9,677	0.4	9,814
Internet Truckstop Group LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2025	—	(2)	—	—
						32,229	32,519	1.3	32,229

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L + 4.94%	(a)	4.25% cash/1.69% PIK	09/2023	$4,537	$4,537	0.2%	$4,537
Accela, Inc.+	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	—
Appfire Technologies, LLC+	One stop	L + 5.00%	(c)	6.00%	03/2027	34,021	33,545	1.3	33,894
Appfire Technologies, LLC+(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	(1)
Appfire Technologies, LLC+	One stop	L + 5.00%		N/A(6)	03/2027	—	—	—	—
Apptio, Inc. +~	One stop	L + 7.25%	(d)	8.25%	01/2025	57,010	57,597	2.2	57,010
Apptio, Inc. +	One stop	L + 7.25%	(d)	8.25%	01/2025	76	75	—	76
Aras Corporation+	One stop	L + 7.00%	(c)	4.25% cash/3.75% PIK	04/2027	10,084	9,986	0.4	9,983
Aras Corporation+(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(1)
Aras Corporation+(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(13)	—	(13)
Astute Holdings, Inc. +	One stop	L + 6.50%	(c)	7.50%	04/2025	10,744	10,857	0.4	10,744
Astute Holdings, Inc. +	One stop	L + 6.50%	(c)	7.50%	04/2025	2,746	2,739	0.1	2,746
Astute Holdings, Inc. +(5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.+~^	One stop	L + 6.00%	(c)(d)	7.00%	04/2026	5,802	5,836	0.2	5,744
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(g)	5.50%	04/2026	2,392	2,407	0.1	2,514
Axiom Merger Sub Inc.+	One stop	L + 6.00%	(c)	7.00%	04/2026	275	272	—	272
Axiom Merger Sub Inc.+(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.+(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	(1)
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	2,906	2,926	0.1	2,906
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	07/2026	518	518	—	518
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	307	305	—	307
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.+	One stop	L + 7.50%	(d)	7.00% cash/1.50% PIK	06/2026	920	915	—	962
Beqom North America, Inc.+	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
Bullhorn, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	09/2026	66,794	65,800	2.6	66,935
Bullhorn, Inc.+(8)(9)	One stop	L + 6.00%	(i)	6.08%	09/2026	11,918	11,736	0.5	13,422
Bullhorn, Inc.+(8)(9)	One stop	E + 5.75%	(g)	5.75%	09/2026	4,786	4,712	0.2	5,143
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	97	96	—	97
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	77	76	—	77
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	1
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L + 5.00%	(a)	6.00%	06/2028	9,918	9,722	0.4	9,819
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	L + 5.00%		N/A(6)	06/2026	—	(2)	—	(1)
Calabrio, Inc. +	One stop	L + 7.00%	(c)	8.00%	04/2027	53,683	52,905	2.1	52,877
Calabrio, Inc. +(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	(4)
Clearwater Analytics, LLC+	One stop	L + 6.25%	(c)	7.25%	10/2025	17,310	17,161	0.7	17,310
Clearwater Analytics, LLC*#+	One stop	L + 6.25%	(c)	7.25%	10/2025	14,242	14,198	0.6	14,242
Clearwater Analytics, LLC*	One stop	L + 6.25%	(a)	7.25%	10/2025	5,995	5,994	0.2	5,995
Clearwater Analytics, LLC+	One stop	L + 6.25%	(a)	7.25%	10/2025	983	971	—	983
Clearwater Analytics, LLC+(5)	One stop	L + 6.25%		N/A(6)	10/2025	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Cloudbees, Inc.+	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	$4,231	$4,254	0.2%	$4,231
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	2,785	2,726	0.1	2,785
Cloudbees, Inc.+	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	1,474	1,468	0.1	1,474
Cloudbees, Inc.+	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.*+~^	One stop	L + 5.50%	(a)	6.50%	03/2024	44,663	44,479	1.8	44,663
Confluence Technologies, Inc.+	One stop	L + 5.50%	(a)	6.50%	03/2024	83	82	—	83
Daxko Acquisition Corporation*#^	One stop	L + 6.00%	(c)	7.00%	09/2023	25,482	25,541	1.0	25,482
Daxko Acquisition Corporation+	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
Digital Guardian, Inc.+	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	8,932	9,137	0.4	9,552
Digital Guardian, Inc.+	Subordinated debt	N/A		8.00% PIK	06/2023	9	8	—	9
Digital Guardian, Inc.+	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	2
Diligent Corporation*#+~^	One stop	L + 6.25%	(c)	7.25%	08/2025	87,395	87,590	3.5	87,943
Diligent Corporation+	One stop	L + 5.75%	(c)	6.75%	08/2025	6,040	5,983	0.2	5,972
Diligent Corporation+	One stop	L + 6.25%		N/A(6)	08/2025	—	—	—	2
EveryAction Intermediate Holding Corporation+	One stop	L + 7.00%	(c)	8.00%	04/2027	13,003	12,877	0.5	12,874
EveryAction Intermediate Holding Corporation+(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(1)	—	(1)
GS Acquisitionco, Inc.*#+~^	One stop	L + 5.75%	(c)	6.75%	05/2024	53,636	53,875	2.1	53,636
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(c)	6.75%	05/2024	12,658	12,880	0.5	12,658
GS Acquisitionco, Inc.#+	One stop	L + 5.75%	(c)	6.75%	05/2024	3,262	3,319	0.1	3,262
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(c)	6.75%	05/2024	3,009	3,063	0.1	3,009
GS Acquisitionco, Inc.#+	One stop	L + 5.75%	(c)	6.75%	05/2024	1,885	1,918	0.1	1,885
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(c)(d)	6.75%	05/2024	124	122	—	124
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(c)	6.75%	05/2024	74	74	—	74
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(c)(d)	6.75%	05/2024	36	36	—	36
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,585	0.6	14,355
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,501	4,489	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	2,706	2,684	0.1	2,706
ICIMS, Inc.+	One stop	L + 6.50%	(c)	7.50%	09/2024	88	88	—	88
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	2,960	2,930	0.1	3,073
Impartner, Inc.+	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	233	232	—	242
Impartner, Inc.+(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(1)	—	9
Impartner, Inc.+	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Instructure, Inc.~	One stop	L + 5.50%	(a)	6.50%	03/2026	16,224	15,712	0.6	16,224
Integral Ad Science, Inc.+~	One stop	L + 5.00%	(c)	6.00%	07/2024	15,951	16,100	0.6	15,951
Integral Ad Science, Inc.+(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	—
Integration Appliance, Inc.*+~	One stop	L + 7.25%	(c)	8.25%	08/2023	68,336	68,913	2.7	68,336
Integration Appliance, Inc.+	One stop	L + 7.25%	(c)	8.25%	08/2023	487	484	—	487
Invoice Cloud, Inc.+	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	6,682	6,712	0.3	6,682
Invoice Cloud, Inc.+	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	2,241	2,240	0.1	2,241
Invoice Cloud, Inc.+	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Juvare, LLC*	One stop	L + 5.75%	(c)	6.75%	10/2026	7,526	7,443	0.3	7,526
Juvare, LLC+	One stop	P + 4.75%	(c)(f)	7.44%	10/2026	1,737	1,718	0.1	1,737
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Kaseya Traverse Inc+~	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	$37,766	$38,525	1.5%	$37,766
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	3,896	3,906	0.2	3,896
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	650	632	—	650
Kaseya Traverse Inc+	One stop	L + 6.50%	(c)	7.50%	05/2025	89	88	—	87
Mindbody, Inc.+~	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	49,148	49,800	1.9	49,148
Mindbody, Inc.+(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(4)
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	2,717	2,695	0.1	2,717
Ministry Brands, LLC+^	Senior loan	L + 4.00%	(a)	5.00%	12/2022	1,434	1,445	0.1	1,434
Ministry Brands, LLC+^	Senior loan	L + 4.00%	(a)	5.00%	12/2022	821	827	—	821
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	374	382	—	374
mParticle, Inc.+	One stop	L + 10.25%	(c)	7.50% cash/3.75% PIK	09/2025	4,843	4,775	0.2	4,789
mParticle, Inc.+	One stop	L + 10.25%	(c)	11.25%	09/2025	—	—	—	—
Namely, Inc.+~	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	3,613	3,477	0.1	3,613
Namely, Inc.+	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,052	1,952	0.1	2,052
Namely, Inc.+	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	70	70	—	70
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%		N/A(6)	12/2027	—	—	—	—
Neo Bidco GMBH(5)(8)(9)(13)	One stop	E + 6.00%		N/A(6)	06/2028	—	—	—	(97)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	One stop	L + 7.75%	(c)	7.50% cash/1.75% PIK	10/2024	2,168	2,153	0.1	2,286
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	4
PDI TA Holdings, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2024	8,537	8,409	0.3	8,537
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(c)	9.50%	10/2025	3,424	3,355	0.1	3,424
PDI TA Holdings, Inc.	One stop	L + 4.50%	(d)	5.50%	10/2024	699	690	—	699
PDI TA Holdings, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2025	—	(7)	—	—
PDI TA Holdings, Inc.+(5)	Second lien	L + 8.50%		N/A(6)	10/2025	—	(3)	—	—
Personify, Inc.*#^	One stop	L + 5.75%	(c)	6.75%	09/2024	15,098	15,310	0.6	15,098
Personify, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2024	8,987	8,910	0.4	8,987
Personify, Inc.+	One stop	L + 5.75%		N/A(6)	09/2024	—	1	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(c)	9.00%	03/2027	12,949	12,825	0.5	12,820
Pluralsight, LLC+(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	(1)
Pyramid Healthcare Acquisition Corp.#+	One stop	L + 5.00%	(c)	6.00%	05/2027	18,604	18,422	0.7	18,418
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L + 5.00%		N/A(6)	05/2027	—	(2)	—	(2)
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L + 5.00%		N/A(6)	05/2027	—	(62)	—	(64)
RegEd Aquireco, LLC+^	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,329	11,330	0.4	10,762
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)(f)	5.32%	12/2024	131	130	—	116
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(c)	7.25%	05/2027	4,541	4,497	0.2	4,496
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	(1)
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	6,232	6,177	0.2	6,232
SnapLogic, Inc.+	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	63	63	—	63
SnapLogic, Inc.+	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.+	One stop	L + 6.75%	(c)	7.75%	12/2025	851	844	—	851
Sontatype, Inc.+(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.*#~	One stop	L + 6.50%	(c)	7.50%	12/2026	31,756	31,397	1.2	31,756

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Spartan Buyer Acquisition Co.+(5)	One stop	L + 6.50%		N/A(6)	12/2026	$—	$(3)	—%	$—
Telesoft Holdings LLC^	One stop	L + 5.75%	(c)	6.75%	12/2025	898	883	—	898
Telesoft Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
TI Intermediate Holdings, LLC+^	Senior loan	L + 4.50%	(a)	4.60%	12/2024	3,489	3,538	0.1	3,488
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	922	902	—	933
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	4.60%	12/2024	14	13	—	14
TI Intermediate Holdings, LLC+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(9)	—	5
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	15,444	15,527	0.6	15,444
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	6,981	6,855	0.3	6,981
Togetherwork Holdings, LLC~^	One stop	L + 6.25%	(a)	7.25%	03/2025	1,790	1,838	0.1	1,790
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,737	1,781	0.1	1,737
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,693	1,738	0.1	1,693
Togetherwork Holdings, LLC^	One stop	L + 6.25%	(a)	7.25%	03/2025	1,636	1,659	0.1	1,636
Togetherwork Holdings, LLC*^	One stop	L + 6.25%	(a)	7.25%	03/2025	1,576	1,618	0.1	1,575
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,469	1,506	0.1	1,469
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,204	1,216	—	1,204
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	663	680	—	663
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	459	454	—	459
Togetherwork Holdings, LLC^	One stop	L + 6.25%	(a)	7.25%	03/2025	444	440	—	444
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	104	101	—	104
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2024	70	68	—	70
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	64	65	—	64
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(a)	7.25%	03/2025	59	60	—	59
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	4.85%	04/2026	3,055	3,093	0.1	3,040
Trintech, Inc.*#^	One stop	L + 6.00%	(c)	7.00%	12/2024	22,228	22,434	0.9	22,228
Trintech, Inc.#+^	One stop	L + 6.00%	(c)	7.00%	12/2024	9,216	9,339	0.4	9,216
Trintech, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2024	100	100	—	100
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	L + 8.05%	(i)	4.50% cash/3.55% PIK	05/2024	8,083	8,188	0.3	7,896
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	L + 8.05%	(i)	4.50% cash/3.55% PIK	05/2024	136	135	—	130
Vendavo, Inc.*#+~	One stop	L + 6.50%	(a)	7.50%	10/2022	35,098	35,075	1.4	35,098
Vendavo, Inc.+(5)	One stop	L + 6.50%		N/A(6)	10/2022	—	(2)	—	—
Workforce Software, LLC+~	One stop	L + 6.50%	(c)	7.50%	07/2025	27,389	27,914	1.1	27,389
Workforce Software, LLC+	One stop	L + 6.50%	(c)	7.50%	07/2025	4,847	4,800	0.2	4,847
Workforce Software, LLC+(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						1,114,659	1,114,621	43.6	1,115,478

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 6.50%	(d)	7.50%	09/2025	$5,870	$5,798	0.2%	$5,870
2nd Ave. LLC+	One stop	L + 6.50%		N/A(6)	09/2025	—	—	—	—
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	(a)	7.75%	07/2022	21,921	22,023	0.9	21,921
Batteries Plus Holding Corporation+	One stop	P + 5.75%	(a)(f)	9.00%	07/2022	80	79	—	80
Boot Barn, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	06/2023	7,523	7,618	0.3	7,523
Consilio Midco Limited+(8)(14)	One stop	L + 5.75%	(c)	6.75%	05/2028	11,684	11,454	0.5	11,567
Consilio Midco Limited+(5)(8)(14)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	(1)
Consilio Midco Limited+(5)(8)(14)	One stop	L + 5.75%		N/A(6)	05/2028	—	(43)	—	(44)
Cycle Gear, Inc.#+^	One stop	L + 5.00%	(c)	6.00%	01/2024	19,481	19,753	0.8	19,481
Imperial Optical Midco Inc.+~	One stop	L + 6.25%	(a)	7.25%	08/2023	3,636	3,670	0.1	3,599
Imperial Optical Midco Inc.*+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,835	2,820	0.1	2,806
Imperial Optical Midco Inc.#+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,927	1,962	0.1	1,907
Imperial Optical Midco Inc.#+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,254	1,277	—	1,242
Imperial Optical Midco Inc.*+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,142	1,162	—	1,131
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	455	450	—	451
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	452	446	—	447
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	419	414	—	415
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	415	410	—	411
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	391	386	—	387
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	357	353	—	354
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	331	330	—	328
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(c)	7.25%	08/2023	288	284	—	285
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	276	272	—	273
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	273	270	—	270
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	241	240	—	239
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	198	196	—	196
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	196	193	—	194
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	194	192	—	192
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	191	190	—	189
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	181	179	—	180
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	170	168	—	168
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	167	165	—	165
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	163	161	—	161
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	161	158	—	159
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	155	153	—	154
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	140	138	—	138
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	134	133	—	133
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	130	130	—	129
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	129	127	—	128
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	115	114	—	114

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$108	$106	—%	$107
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	107	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	101	99	—	100
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	97	96	—	96
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	87	85	—	85
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	83	83	—	83
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	80	79	—	79
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	76	76	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(c)	7.25%	08/2023	76	75	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	75	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	69	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	69	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	66	65	—	65
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	64	64	—	64
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	63	63	—	63
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	62	61	—	61
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	61	60	—	60
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	60	59	—	59
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	43	42	—	42
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	36	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	28	28	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	27	27	—	27
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	27	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	26	25	—	25
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	23
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	20	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	18
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$19	$19	—%	$19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	14	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	3	3	—	3
Imperial Optical Midco Inc.+(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	(1)
Imperial Optical Midco Inc.+(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(20)	—	(17)
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	L + 5.25%	(l)	6.25%	11/2024	17,851	18,098	0.7	18,941
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	12,269	12,466	0.5	12,259
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	L + 5.50%	(l)	6.50%	11/2024	5,220	5,174	0.2	5,590
Jet Equipment & Tools Ltd.#(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	4,274	4,332	0.2	4,270
Jet Equipment & Tools Ltd.(8)(12)^	One stop	L + 5.25%	(a)	6.25%	11/2024	1,569	1,559	0.1	1,568
Jet Equipment & Tools Ltd.+(8)(12)	One stop	P + 4.25%	(a)(f)	7.08%	11/2024	60	60	—	60
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	L + 5.25%		N/A(6)	11/2024	—	—	—	—
PetPeople Enterprises, LLC#	One stop	L + 5.50%	(d)	6.50%	09/2023	5,227	5,263	0.2	5,227
PetPeople Enterprises, LLC#+	One stop	L + 5.50%	(d)	6.50%	09/2023	1,774	1,796	0.1	1,774
PetPeople Enterprises, LLC+	One stop	L + 5.50%	(c)	6.50%	09/2023	20	21	—	20
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	4,883	4,883	0.2	4,835
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	1,158	1,146	—	1,146
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	1,068	1,057	—	1,057
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	1,029	1,019	—	1,019
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	1,002	1,002	—	992
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	926	917	—	917
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(c)	7.50%	05/2023	776	768	—	768
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	772	764	—	764
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	733	726	—	726
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	599	599	—	593
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	527	522	—	522
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	432	419	—	427
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	128	127	—	127
PPV Intermediate Holdings II, LLC+	One stop	N/A		7.90% PIK	05/2023	26	26	—	26

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail -. (continued)
PPV Intermediate Holdings II, LLC+(5)	One stop	L + 6.50%		N/A(6)	05/2023	$—	$—	—%	$(2)
PPV Intermediate Holdings II, LLC+(5)	One stop	L + 6.50%		N/A(6)	05/2023	—	(26)	—	(25)
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)	6.50%	10/2024	7,248	7,259	0.3	7,248
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L + 5.50%	(c)	6.50%	10/2024	1,695	1,742	0.1	1,695
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC*#+	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	30,371	30,647	1.1	27,324
Titan Fitness, LLC+	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	1,894	1,877	0.1	1,704
Titan Fitness, LLC+	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	478	475	—	428
Vermont Aus Pty Ltd+~(8)(9)(11)	Senior loan	L + 4.75%	(k)	4.83%	02/2025	2,199	2,215	0.1	2,408
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	L + 4.00%	(k)	4.08%	02/2025	1,010	993	—	955
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	L + 4.75%	(k)	4.83%	02/2025	81	81	—	97
						193,205	194,015	6.9	190,992

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#^	One stop	L + 6.00%	(c)	7.00%	03/2023	$22,297	$22,383	0.9%	$22,297
Agility Recovery Solutions Inc.+	One stop	L + 6.00%	(c)	7.00%	03/2023	902	901	—	902
						23,199	23,284	0.9	23,199
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	1,954	1,927	0.1	1,927
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	974	960	—	960
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	855	844	—	844
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	03/2028	—	(1)	—	(1)
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	9,827	9,773	0.3	6,388
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	3,951	3,930	0.1	2,568
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	2,033	2,022	0.1	1,321
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	1,031	1,024	—	600
Elite Sportswear, L.P.*+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	674	671	—	439
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	308	307	—	201
Elite Sportswear, L.P.*+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	295	293	—	191
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	36	36	—	21
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)	6.50%	11/2023	10,320	10,383	0.4	10,135
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)	6.50%	11/2023	6,472	6,514	0.2	6,356
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	1,001	996	—	984
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	900	908	—	884
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	632	637	—	620
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	230	230	—	226
SHO Holding I Corporation+~	Senior loan	L + 5.25%	(b)	6.25%	04/2024	4,013	4,002	0.1	3,732
SHO Holding I Corporation+~	Senior loan	L + 5.23%	(c)	6.23%	04/2024	67	67	—	62
SHO Holding I Corporation+	Senior loan	L + 4.00%	(c)	5.00%	04/2024	16	15	—	16
SHO Holding I Corporation+(5)	Senior loan	L + 5.00%		N/A(6)	04/2024	—	—	—	(6)
SHO Holding I Corporation+	Senior loan	L + 4.00%	(c)	5.00%	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 5.23%	(c)	6.23%	04/2024	—	—	—	—
						45,589	45,538	1.3	38,468
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(c)	6.50%	06/2028	19,360	18,973	0.7	18,973
Marcone Yellowstone Buyer Inc.+(5)	One stop	L + 5.50%		N/A(6)	06/2028	—	(5)	—	(5)
						19,360	18,968	0.7	18,968
Water Utilities
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(a)	5.50%	06/2027	14,856	14,708	0.6	14,707
S.J. Electro Systems, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	(2)
S.J. Electro Systems, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	(2)
						14,856	14,704	0.6	14,703
Total non-controlled/non-affiliate company debt investments						$4,292,039	$4,273,282	166.8%	$4,228,263

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace and Defense
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	2	$1,506	0.1%	$1,277
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	—	256	—	482
NTS Technical Systems+	LLC units	N/A	N/A	N/A	—	128	—	278
Whitcraft LLC+	LLC units	N/A	N/A	N/A	11	2,285	0.1	2,834
						4,175	0.2	4,871
Auto Components
Polk Acquisition Corp.+	LLC units	N/A	N/A	N/A	5	314	—	264

Automobiles
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	323	0.1	493
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A	N/A	—	508	0.1	558
						831	0.2	1,051
Beverages
Abita Brewing Co., L.L.C.+	Common Stock	N/A	N/A	N/A	210	—	—	207

Biotechnology
BIO18 Borrower, LLC+(17)	Preferred stock	N/A	N/A	N/A	591	1,190	0.1	2,460

Building Products
Brooks Equipment Company, LLC+	Preferred stock	N/A	N/A	N/A	10	1,021	0.1	2,409

Chemicals
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	97

Commercial Services & Supplies
Hydraulic Authority III Limited+(8)(9)(10)	LLC units	N/A	N/A	N/A	284	384	0.1	516
Hydraulic Authority III Limited+(8)(9)(10)	LLC units	N/A	N/A	N/A	6	43	0.1	5
						427	0.2	521
Construction & Engineering
Reladyne, Inc.+	LP interest	N/A	N/A	N/A	—	931	0.1	1,182

Diversified Consumer Services
CHHJ Franchising, LLC+	Common Stock	N/A	N/A	N/A	19	193	—	202
EWC Growth Partners LLC	LP interest	N/A	N/A	N/A	—	12	—	1
Liminex, Inc.+	LP units	N/A	N/A	N/A	14	496	—	597
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	969	—	163
Spear Education, LLC+	Common Stock	N/A	N/A	N/A	—	7	—	32
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	42
						1,678	—	1,037
Electronic Equipment, Instruments & Components
ES Acquisition LLC+	Preferred stock	N/A	N/A	N/A	—	15	—	30
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	372	—	267
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	160
Inventus Power, Inc.+	LP interest	N/A	N/A	N/A	—	20	—	40
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	—	—	—
						495	—	497

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$375
Cafe Rio Holding, Inc.+	LLC units	N/A	N/A	N/A	5	603	—	978
Captain D's, LLC+	LLC interest	N/A	N/A	N/A	158	156	—	766
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	4	400	—	439
Feeders Supply Company, LLC+	Preferred stock	N/A	N/A	N/A	—	—	—	—
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	135
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	38
Mendocino Farms, LLC+	LLC interest	N/A	N/A	N/A	168	770	0.1	1,344
Ruby Slipper Cafe LLC, The+	LP interest	N/A	N/A	N/A	31	373	—	75
Ruby Slipper Cafe LLC, The+	LP interest	N/A	N/A	N/A	2	20	—	15
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	344
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	537
Wood Fired Holding Corp.+	Preferred stock	N/A	N/A	N/A	437	—	—	205
Zenput Inc.+	Preferred stock	N/A	N/A	N/A	146	409	—	409
						4,568	0.1	5,660
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	0.1	102
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	0.1	636
FCID Merger Sub, Inc.+	LLC units	N/A	N/A	N/A	3	325	—	330
Purfoods, LLC+	Preferred stock	N/A	N/A	N/A	—	926	0.2	6,017
						1,428	0.4	7,085
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	77	—	133
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	134
CCSL Holdings, LLC+	Preferred stock	N/A	N/A	N/A	—	312	—	321
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	—	240	—	269
CMI Parent Inc.+	Warrant	N/A	N/A	N/A	3	3	—	—
Flexan, LLC+	LLC units	N/A	N/A	N/A	—	137	—	236
Flexan, LLC+	LLC units	N/A	N/A	N/A	1	—	—	103
G & H Wire Company, Inc.+	Common Stock	N/A	N/A	N/A	335	269	—	165
Joerns Healthcare, LLC*+	LLC units	N/A	N/A	N/A	432	4,329	0.1	2,498
Katena Holdings, Inc.+	LLC units	N/A	N/A	N/A	—	573	—	508
Lombart Brothers, Inc.+	LLC units	N/A	N/A	N/A	1	440	—	192
						6,456	0.1	4,559

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$314
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.1	3,201
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	1,757
ADCS Clinics Intermediate Holdings, LLC+	LLC interest	N/A	N/A	N/A	2	1,119	—	1,118
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Common Stock	N/A	N/A	N/A	104	104	—	124
CRH Healthcare Purchaser, Inc.+(17)	LLC units	N/A	N/A	N/A	429	326	—	1,139
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,618	0.1	2,183
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	269
Deca Dental Management LLC+	LLC units	N/A	N/A	N/A	1,008	1,278	0.1	1,806
Emerge Intermediate, Inc.+	Common Stock	N/A	N/A	N/A	—	648	—	462
Emerge Intermediate, Inc.+	Common Stock	N/A	N/A	N/A	—	61	—	50
Emerge Intermediate, Inc.+	Common Stock	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	Common Stock	N/A	N/A	N/A	26	272	—	198
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	22
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	8	—	11
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	6
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	174	195	—	218
MD Now Holdings, Inc.+(17)	Common Stock	N/A	N/A	N/A	15	110	—	166
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	35
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	103
MWD Management, LLC & MWD Services, Inc.+	Warrant	N/A	N/A	N/A	412	335	—	398
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	272
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	7	296	—	290
Oliver Street Dermatology Holdings, LLC+	Common Stock	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.+	Preferred stock	N/A	N/A	N/A	1	116	—	211
Pinnacle Treatment Centers, Inc.+	LP units	N/A	N/A	N/A	—	528	—	669
Pinnacle Treatment Centers, Inc.+	Preferred stock	N/A	N/A	N/A	4	74	—	745
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	91
Radiology Partners, Inc.+	Common Stock	N/A	N/A	N/A	43	55	—	359
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	—
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	LP interest	N/A	N/A	N/A	—	40	—	108
Summit Behavioral Healthcare, LLC+(17)	LLC units	N/A	N/A	N/A	2	115	—	224
Summit Behavioral Healthcare, LLC+	LLC units	N/A	N/A	N/A	2	—	—	95
						13,068	0.4	16,644

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Caliper Software, Inc.+	LLC units	N/A	N/A	N/A	2	$2,734	0.1%	$3,388
Caliper Software, Inc.+	Common Stock	N/A	N/A	N/A	2	1,427	0.1	1,511
Caliper Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	—	880
Caliper Software, Inc.+	LLC units	N/A	N/A	N/A	221	283	0.1	1,380
Caliper Software, Inc.+	Preferred stock	N/A	N/A	N/A	—	64	—	71
Caliper Software, Inc.+	LP interest	N/A	N/A	N/A	—	37	—	51
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	153	192	—	303
HSI Halo Acquisition, Inc.+	LLC units	N/A	N/A	N/A	—	288	—	228
HSI Halo Acquisition, Inc.+	LLC units	N/A	N/A	N/A	—	—	—	—
Kareo, Inc.+	LLC units	N/A	N/A	N/A	52	162	—	55
Kareo, Inc.+	LLC units	N/A	N/A	N/A	13	49	—	42
Kareo, Inc.+	LLC interest	N/A	N/A	N/A	2	8	—	11
						6,124	0.3	7,920
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	Common Stock	N/A	N/A	N/A	206	206	—	226
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	362
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	6	61	—	62
Tropical Smoothie Cafe Holdings, LLC+(17)	LLC interest	N/A	N/A	N/A	5	477	—	722
						1,456	—	1,372

Household Durables
Groundworks LLC+	Common Stock	N/A	N/A	N/A	—	155	—	368

Insurance
Captive Resources Midco, LLC+(17)	LLC units	N/A	N/A	N/A	425	—	—	488
Majesco+	Common Stock	N/A	N/A	N/A	—	307	—	326
Majesco+	Common Stock	N/A	N/A	N/A	69	—	—	152
Orchid Underwriters Agency, LLC+(17)	Common Stock	N/A	N/A	N/A	92	103	—	94
						410	—	1,060

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	$1,994	0.1%	$1,994
Appriss Holdings, Inc.+	Preferred stock	N/A	N/A	N/A	—	174	0.1	199
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	LLC units	N/A	N/A	N/A	587	462	0.2	3,895
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	—	1,105
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	—	1,245
Episerver, Inc.+	LLC interest	N/A	N/A	N/A	75	807	0.1	736
PCS Intermediate II Holdings, LLC+	Preferred stock	N/A	N/A	N/A	37	367	—	498
Red Dawn SEI Buyer, Inc.+	Warrant	N/A	N/A	N/A	13	13	—	19
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	314
						4,745	0.5	10,005
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	—	751
WBZ Investment LLC+	LP interest	N/A	N/A	N/A	67	117	—	71
WBZ Investment LLC+	Preferred stock	N/A	N/A	N/A	46	80	—	49
WBZ Investment LLC+	Warrant	N/A	N/A	N/A	38	65	—	40
WBZ Investment LLC+	LLC units	N/A	N/A	N/A	33	58	—	35
WBZ Investment LLC+	LLC units	N/A	N/A	N/A	15	24	—	15
WBZ Investment LLC+	Preferred stock	N/A	N/A	N/A	2	2	—	2
						556	—	963
Life Sciences Tools & Services
Pace Analytical Services, LLC+	LP interest	N/A	N/A	N/A	6	700	—	1,223

Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	0.1	1,845
W3 Co.+	LLC units	N/A	N/A	N/A	—	224	—	235
						1,856	0.1	2,080
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	Common Stock	N/A	N/A	N/A	502	502	—	538
BIOVT, LLC+	LLC interest	N/A	N/A	N/A	—	1,223	0.1	2,234
						1,725	0.1	2,772
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A	N/A	—	335	—%	395
DISA Holdings Acquisition Subsidiary Corp.+	Preferred stock	N/A	N/A	N/A	—	154	—	458
Net Health Acquisition Corp.+	LLC units	N/A	N/A	N/A	13	1,509	0.1	1,776
Nexus Brands Group, Inc.+	LLC interest	N/A	N/A	N/A	—	547	—	1,185
Vitalyst, LLC+	Preferred stock	N/A	N/A	N/A	—	61	—	77
Vitalyst, LLC+	Common Stock	N/A	N/A	N/A	1	7	—	—
						2,613	0.1	3,891
Real Estate Management & Development
Property Brands, Inc.+	Preferred stock	N/A	N/A	N/A	62	434	—	408

Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A	N/A	N/A	408	447	—	445

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.+	Preferred stock	N/A	N/A	N/A	670	418	—%	190
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,000	—	1,000
Aras Corporation+	Preferred stock	N/A	N/A	N/A	306	306	—	306
Astute Holdings, Inc. +	LP interest	N/A	N/A	N/A	—	294	—	570
Calabrio, Inc. +	Common Stock	N/A	N/A	N/A	1	769	—	769
Calabrio, Inc. +	Common Stock	N/A	N/A	N/A	96	0	—	0
Cloudbees, Inc.+	LP interest	N/A	N/A	N/A	72	466	—	513
Cloudbees, Inc.+	LLC interest	N/A	N/A	N/A	131	247	—	614
Confluence Technologies, Inc.+	LLC interest	N/A	N/A	N/A	3	412	—	974
Digital Guardian, Inc.+	LP interest	N/A	N/A	N/A	356	434	—	486
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	122	225	—	212
Digital Guardian, Inc.+	LLC units	N/A	N/A	N/A	74	142	—	129
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	67	123	—	123
Digital Guardian, Inc.+	Warrant	N/A	N/A	N/A	124	33	—	0
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.7	17,524
Diligent Corporation+	LLC units	N/A	N/A	N/A	415	912	0.1	2,420
Everbridge, Inc.+(8)	Common Stock	N/A	N/A	N/A	4	444	—	458
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	3	3,089	0.1	3,255
GS Acquisitionco, Inc.+	LLC interest	N/A	N/A	N/A	2	291	0.1	1,566
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	211
mParticle, Inc.+	LLC units	N/A	N/A	N/A	39	16	—	214
Namely, Inc.+	LP units	N/A	N/A	N/A	47	314	—	324
Namely, Inc.+	Preferred stock	N/A	N/A	N/A	17	28	—	25
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	LLC units	N/A	N/A	N/A	4	9	—	20
Personify, Inc.+	LP interest	N/A	N/A	N/A	716	942	—	1,206
Pride Midco, Inc.+(17)	LLC units	N/A	N/A	N/A	2	2,594	0.1	3,086
Project Alpha Intermediate Holding, Inc.+	Warrant	N/A	N/A	N/A	—	964	—	1,244
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	329	—	1,200
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	184	—	184
RegEd Aquireco, LLC+	Preferred stock	N/A	N/A	N/A	—	331	—	146
RegEd Aquireco, LLC+	Common Stock	N/A	N/A	N/A	3	21	—	0
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	278	695	0.1	1,588
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	69	27	—	276
Spartan Buyer Acquisition Co.+	LLC units	N/A	N/A	N/A	1	535	—	618
Telesoft Holdings LLC+	Common Stock	N/A	N/A	N/A	6	6	—	5
Vendavo, Inc.+	LLC units	N/A	N/A	N/A	1,017	1,017	0.1	2,270
Workforce Software, LLC+	LLC units	N/A	N/A	N/A	—	973	—	883
						35,440	1.3	44,609

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC+	LLC units	N/A	N/A	N/A	653	$653	—%	$800
Batteries Plus Holding Corporation+	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,425
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	0.1	1,521
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	139
Imperial Optical Midco Inc.+	LP units	N/A	N/A	N/A	—	46	—	51
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,773
Pet Holdings ULC+(8)(12)	Common Stock	N/A	N/A	N/A	677	483	—	1,207
PPV Intermediate Holdings II, LLC+	LLC units	N/A	N/A	N/A	325	315	—	590
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	—	758
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	2	138	—	156
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	3	2,955	0.1	2,955
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	—	999
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.1	1,954
						8,996	0.5	15,328
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	554
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	LLC units	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	20	239	—	225
Georgica Pine Clothiers, LLC+	LLC units	N/A	N/A	N/A	—	—	—	69
MakerSights, Inc. +	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	LLC units	N/A	N/A	N/A	—	161	—	152
						783	—	664

Total non-controlled/non-affiliate company equity investments						$103,750	4.8%	$142,206

Total non-controlled/non-affiliate company investments					$4,292,039	4,377,032	171.6%	$4,370,469

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(18)
Debt investments
Beverages
Uinta Brewing Company+(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	$962	$922	0.1%	$54
Uinta Brewing Company+(7)	One stop	L + 4.00%	(a)	5.00%	08/2021	570	565	0.1	402
						1,532	1,487	0.2	456
Consumer Finance
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,204	2,088	0.1	2,574
Paradigm DKD Group, LLC+(5)(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	—	(142)	—	4
						3,204	1,946	0.1	2,578
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,708	4,074	0.1	3,740
Sloan Company, Inc., The+	One stop	L + 8.50%	(c)	9.50%	04/2023	700	700	—	700
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	312	271	—	248
						5,720	5,045	0.1	4,688
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	3,832	3,832	0.1	2,300
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	730	730	—	246
						4,562	4,562	0.1	2,546
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L + 8.00%	(c)	9.25%	12/2024	12,993	12,692	0.5	12,734
Rubio's Restaurants, Inc.+(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(17)	—	(28)
						12,993	12,675	0.5	12,706
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	L + 5.25%	(c)	6.25%	06/2023	11,252	11,316	0.4	10,915
Elite Dental Partners LLC+	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
						11,252	11,316	0.4	10,915
Software
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	6,076	5,951	0.2	5,044
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	508	498	—	421
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	38	38	—	32
Switchfly LLC+(5)	One stop	L + 8.50%	(c)	9.50%	10/2023	2	2	—	(9)
						6,624	6,489	0.2	5,488
Total controlled affiliate debt investments						$45,887	$43,520	$1.6%	$39,377

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Beverages
Uinta Brewing Company	LLC units	N/A	N/A	N/A	153	$17	—%	$—
Consumer Finance
Paradigm DKD Group, LLC	LLC interest	N/A	N/A	N/A	354	115	—	4
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	2,004	—	—	—
						115	—	4
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	LLC units	N/A	N/A	N/A	—	$152	—	$—
Sloan Company, Inc., The+	LLC interest	N/A	N/A	N/A	3	14	—	—
Sloan Company, Inc., The+	Preferred stock	N/A	N/A	N/A	—	41	—	—
						207	—	—

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Warrant	N/A	N/A	N/A	2,779	2,276	0.1	2,844
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	886	182	—	1,082
Rubio's Restaurants, Inc.+	LP units	N/A	N/A	N/A	536	110	—	654
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	61
Rubio's Restaurants, Inc.+	LP units	N/A	N/A	N/A	52	3	—	35
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	2
Rubio's Restaurants, Inc.+	LLC units	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	18	—	—	1
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	4,679

Healthcare Providers and Services
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	2,902	0.1	3,276
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	1,250	0.1	1,507
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	126
						4,152	0.2	4,909
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	3,419	2,320	0.1	2,276

Total non-controlled/affiliate equity investments						$9,388	0.4%	$11,868

Total non-controlled/affiliate investments					$45,887	$52,908	2.0%	$51,245

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(19)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	N/A	10.00% PIK	08/2023	$22,527	$19,691	0.6 ~~%~~	$16,026
MMan Acquisition Co.+	One stop	N/A	8.00% PIK	08/2023	1,468	1,468	0.1	1,468
					23,995	21,159	0.7	17,494

Total controlled affiliate debt investments					$23,995	$21,159	0.7%	$17,494

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A	N/A	—	$928	—	$339
						928	—	339

Total controlled affiliate equity investments						$928	—%	$339

Total controlled affiliate investments					$23,995	$22,087	0.7%	$17,833

Total investments					$4,361,921	$4,452,027	174.3%	$4,439,547

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.00%(20)			72,800	2.9%	72,800
Morgan Stanley Institutional Liquidity Funds Treasury Portfolio (CUSIP 61747C582)			0.01%(20)			1,808	0.1	1,808
Total money market funds						$74,608	3.0%	$74,608
Total Investments and Money Market Funds						$4,526,635	177.3%	$4,514,155

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), or Sterling Overnight Index Average (“S”), which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2021. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 30, 2021, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2021, as the loan may have priced or repriced based on an index rate prior to June 30, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.10% as of June 30, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.13% as of June 30, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.15% as of June 30, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.16% as of June 30, 2021.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.25% as of June 30, 2021.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of June 30, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.55% as of June 30, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.06% as of June 30, 2021.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.08% as of June 30, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.11% as of June 30, 2021.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.08%, as of June 30, 2021.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers' Acceptance Rate, which was 0.41%, as of June 30, 2021.
(m) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers' Acceptance Rate, which was 0.44%, as of June 30, 2021.
(n)Denotes that all or a portion of the loan was indexed to the Sterling Overnight Index Average, which was 0.05%, as of June 30, 2021.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2021.
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
(6)The entire commitment was unfunded as of June 30, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2021, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2021, total non-qualifying assets at fair value represented 7.0% of the Company's total assets calculated in accordance with the 1940 Act.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)
(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2021	Interest, dividend and fee income
Benetech, Inc.	$2,672	$314	$(525)	$85	$—	$2,546	$260
Dental Holdings Corporation	9,320	1,008	(13,220)	1,793	1,099	—	462
Elite Dental Partners LLC	15,368	8	(69)	517	—	15,824	670
Paradigm DKD Group, LLC	2,460	1,123	(1,139)	138	—	2,582	13
Rubio's Restaurants, Inc(c)	—	28,760	(16,460)	10,824	(5,739)	17,385	1,449
Sloan Company, Inc., The	4,365	470	(421)	274	—	4,688	50
Switchfly LLC	7,229	339	—	196	—	7,764	336
Uinta Brewing Company	586	244	(186)	(188)	—	456	(3)
Total Non-Controlled Affiliates	$42,000	$32,266	$(32,020)	$13,639	$(4,640)	$51,245	$3,237

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
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2021	Interest, dividend and fee income
MMan Acquisition Co.	$18,736	$4,368	$(4,340)	$(931)	$—	$17,833	$(14)
Total Controlled Affiliates	$18,736	$4,368	$(4,340)	$(931)	$—	$17,833	$(14)

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(20)The rate shown is the annualized seven-day yield as of June 30, 2021.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2021, interest income included $5,921 and $16,047, respectively, of accretion of discounts. For the three and nine months ended June 30, 2020, interest income included $4,025 and $12,566, respectively, of accretion of discounts. For the three and nine months ended June 30, 2021, the Company received loan origination fees of $9,020 and $22,075, respectively. For the three and nine months ended June 30, 2020, the Company received loan origination fees of $969 and $7,794, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2021, the Company capitalized PIK interest of $3,986 and $12,657, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2020, the Company capitalized PIK interest of $2,865 and $7,513, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2021, fee income included $632 and $2,048, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2020, fee income included $600 and $663, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $75,140 and $225,623, respectively. For the three and nine months ended June 30, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $69,384 and $238,606, respectively.

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

For the three and nine months ended June 30, 2021, the Company recorded dividend income of $78 and $280, respectively, and return of capital distributions of $0 and $0, respectively. For the three and nine months ended June 30, 2020, excluding the Company's investment in LLC equity interests in the SLFs, the Company recorded dividend income of $0, and $180, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in the SLFs, of $0 and $0, respectively. For the three and nine months ended June 30, 2020, the Company recorded dividend income of $0 and $1,905 respectively, and return of capital distributions of $0 and $4,375, respectively, from the Company's investment in LLC equity interests in the SLFs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $43,585 and $69,315 as of June 30, 2021 and September 30, 2020, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and nine months ended June 30, 2021 was $7,436 and $25,388, respectively. Amortization expense of purchase premium for the three and nine months ended June 30, 2020 was $7,558 and $31,995, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

The Company's purchase of the equity interests in the Senior Loan Funds was accounted for under the asset acquisition method of accounting in accordance with ASC Topic 805. As of January 1, 2020, the Company allocated the cost to acquire the net assets of the Senior Loans Funds to the assets acquired and liabilities assumed based on the relative fair values of identifiable assets and liabilities. The total consideration transferred by the Company to acquire the Senior Loans Funds was $140,124, which was comprised of $17,011 paid to RGA and Aurora for their minority interests in the Senior Loan Funds and the derecognition of the Company's existing carrying cost of the investments in the Senior Loans Funds, as of January 1, 2020, of $123,113. As of January 1, 2020, the fair value of the net assets of the Senior Loan Funds was $136,088, which resulted in a $4,036 purchase premium that the Company recognized as realized loss in the Consolidated Statements of Operations for the three and nine months ended June 30, 2020.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was incurred for each of the nine months ended June 30, 2021 and 2020.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2021. The Company's tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2021 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the three and nine months ended June 30, 2021 and June 30, 2020.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an "at the market offering", in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company's common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended June 30, 2021, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2021 and September 30, 2020, the Company had deferred debt issuance costs of $18,155 and $5,896, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2021 was $1,732 and $5,072, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2020 was $1,539 and $2,843, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2021, the Income Incentive Fee incurred was $0 and $2,946, respectively. For the three and nine months ended June 30, 2020, the Income Incentive Fee incurred was $3,081 and $12,832, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2021 and 2020, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2021 and September 30, 2020, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of June 30, 2021 and September 30, 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,856 and $1,576 as of June 30, 2021 and September 30, 2020, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2021 were $2,123 and $5,225, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2020 were $856 and $4,146, respectively.

As of June 30, 2021 and September 30, 2020, included in accounts payable and other liabilities were $1,725 and $1,627, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2021 and September 30, 2020 permits the Company to borrow a maximum of $100,000 and expires on June 21, 2022. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

On October 2, 2020, an affiliate of the Investment Adviser (the “Affiliate”) purchased $40,000 principal of the Company's 2024 Unsecured Notes (defined in Note 7) and on October 9, 2020, the Affiliate sold $15,000 principal of its position to an unaffiliated party. On May 21, 2021, the Affiliate sold the remaining $25,000 principal of the Company's 2024 Unsecured Notes to an unaffiliated party.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of June 30, 2021 and September 30, 2020 consisted of the following:

	As of June 30, 2021			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$715,070	$704,299	$687,622	$683,735	$676,285	$640,213
One stop	3,612,195	3,599,047	3,563,521	3,600,711	3,615,685	3,485,585
Second lien	34,487	34,447	33,822	19,640	19,886	19,640
Subordinated debt	169	168	169	537	541	575
Equity	N/A	114,066	154,413	N/A	86,503	92,197
Total	$4,361,921	$4,452,027	$4,439,547	$4,304,623	$4,398,900	$4,238,210

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

	As of June 30, 2021		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$863,608	19.4%	$887,138	20.2%
Midwest	868,131	19.5	805,618	18.3
West	858,494	19.3	709,961	16.1
Southeast	985,613	22.1	1,052,544	23.9
Southwest	276,476	6.2	478,702	10.9
Northeast	394,091	8.9	328,627	7.5
Canada	150,535	3.3	99,937	2.3
United Kingdom	39,412	0.9	21,264	0.5
Australia	3,289	0.1	2,301	0.0 *
Luxembourg	969	0.1	973	0.0 *
Andorra	11,409	0.2	11,835	0.3
Total	$4,452,027	100.0%	$4,398,900	100.0%

Fair Value:
United States
Mid-Atlantic	$851,645	19.2%	$861,772	20.3%
Midwest	866,421	19.5	779,271	18.4
West	863,619	19.5	677,712	16.0
Southeast	982,998	22.1	1,014,912	23.9
Southwest	271,214	6.1	456,111	10.8
Northeast	392,075	8.8	314,611	7.4
Canada	155,201	3.5	98,112	2.3
United Kingdom	40,551	0.9	21,035	0.5
Australia	3,460	0.1	2,373	0.1
Luxembourg	841	0.0 *	896	0.0 *
Andorra	11,522	0.3	11,405	0.3
Total	$4,439,547	100.0%	$4,238,210	100.0%
* Represents an amount less than 0.1%.

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2021 and September 30, 2020 were as follows:

	As of June 30, 2021			As of September 30, 2020
Amortized Cost:
Aerospace and Defense	$113,097	2.5%		$98,894	2.2%
Airlines	969	0.0	*	973	0.0	*
Auto Components	27,422	0.6		21,194	0.5
Automobiles	102,490	2.3		52,056	1.2
Beverages	47,542	1.1		37,400	0.9
Biotechnology	16,326	0.4		16,438	0.4
Building Products	8,546	0.2		31,939	0.7
Chemicals	14,826	0.3		14,943	0.3
Commercial Services and Supplies	89,213	2.0		129,444	2.9
Construction & Engineering	49,099	1.1		46,261	1.1
Consumer Finance	2,061	0.1		2,076	0.0	*
Containers and Packaging	10,256	0.2		19,523	0.4
Distributors	3,255	0.1		3,282	0.1
Diversified Consumer Services	126,011	2.8		64,380	1.5
Diversified Financial Services	50,654	1.1		56,953	1.3
Diversified Telecommunications Services	1,618	0.0	*	—	0.0
Electric Utilities	—	0.0		13,311	0.3
Electronic Equipment, Instruments and Components	48,783	1.1		63,902	1.5
Energy Equipment and Services	4,562	0.1		4,774	0.1
Food and Staples Retailing	123,752	2.8		134,224	3.1
Food Products	73,913	1.7		56,062	1.3
Healthcare Equipment and Supplies	160,892	3.6		178,676	4.1
Healthcare Providers and Services	469,957	10.6		628,734	14.3
Health Care Technology	146,562	3.3		223,224	5.1
Hotels, Restaurants and Leisure	176,044	4.0		177,058	4.0
Household Durables	5,346	0.1		4,895	0.1
Household Products	5,211	0.1		3,896	0.1
Industrial Conglomerates	18,368	0.4		4,691	0.1
Insurance	191,052	4.3		109,109	2.5
Internet and Catalog Retail	26,073	0.6		10,123	0.2
IT Services	281,843	6.3		364,699	8.3
Leisure Products	11,835	0.3		11,682	0.3
Life Sciences Tools & Services	51,236	1.2		48,145	1.1
Machinery	32,401	0.7		29,373	0.6
Marine	16,738	0.4		—	0.0
Media	5,304	0.1		—	0.0
Multiline Retail	46,374	1.0		46,372	1.1
Oil, Gas and Consumable Fuels	93,243	2.1		85,924	2.0
Paper and Forest Products	8,998	0.2		9,126	0.2
Personal Products	37,147	0.8		37,520	0.8
Pharmaceuticals	82,423	1.9		55,639	1.3
Professional Services	106,415	2.4		90,590	2.0
Real Estate Management and Development	65,442	1.5		66,172	1.5
Road and Rail	32,966	0.8		23,610	0.5
Software	1,158,870	26.0		937,060	21.3
Specialty Retail	203,011	4.6		317,697	7.2
Technology Hardware, Storage and Peripherals	23,888	0.5		24,069	0.5
Textiles, Apparel and Luxury Goods	46,321	1.0		42,787	1.0
Trading Companies and Distributors	18,968	0.4		—	0.0
Water Utilities	14,704	0.3		—	0.0
Total	$4,452,027	100.0%		$4,398,900	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2021		As of September 30, 2020
Fair Value:
Aerospace and Defense	$111,905	2.5%	$93,061	2.2%
Airlines	938	0.0 *	896	0.0	*
Auto Components	27,510	0.6	19,518	0.5
Automobiles	103,689	2.3	52,972	1.2
Beverages	45,715	1.0	33,874	0.9
Biotechnology	17,595	0.4	16,902	0.4
Building Products	9,883	0.2	32,824	0.7
Chemicals	14,712	0.3	13,948	0.3
Commercial Services and Supplies	90,015	2.0	126,680	2.9
Construction & Engineering	49,111	1.1	44,892	1.1
Consumer Finance	2,582	0.1	2,460	0.0	*
Containers and Packaging	10,409	0.3	16,669	0.4
Distributors	3,120	0.1	3,046	0.1
Diversified Consumer Services	120,735	2.7	54,066	1.5
Diversified Financial Services	50,206	1.1	55,223	1.3
Diversified Telecommunications Services	1,616	0.1	—	0.0
Electric Utilities	—	0.0	13,228	0.3
Electronic Equipment, Instruments and Components	48,608	1.1	62,723	1.5
Energy Equipment and Services	2,546	0.1	2,672	0.1
Food and Staples Retailing	126,428	2.8	119,614	3.1
Food Products	80,113	1.8	60,420	1.3
Healthcare Equipment and Supplies	158,714	3.6	172,274	4.1
Healthcare Providers and Services	449,563	10.1	583,926	14.3
Health Care Technology	149,524	3.4	219,166	5.1
Hotels, Restaurants and Leisure	172,479	3.9	165,722	4.0
Household Durables	5,665	0.1	4,999	0.1
Household Products	5,152	0.1	3,817	0.1
Industrial Conglomerates	18,697	0.4	4,567	0.1
Insurance	192,988	4.3	109,156	2.5
Internet and Catalog Retail	26,140	0.6	9,489	0.2
IT Services	284,734	6.4	356,500	8.3
Leisure Products	11,827	0.3	11,389	0.3
Life Sciences Tools & Services	51,875	1.2	47,871	1.1
Machinery	30,253	0.7	25,727	0.6
Marine	16,725	0.4	—	0.0
Media	5,302	0.1	—	0.0
Multiline Retail	46,470	1.0	46,488	1.1
Oil, Gas and Consumable Fuels	92,965	2.1	82,811	2.0
Paper and Forest Products	8,944	0.2	8,597	0.2
Personal Products	33,811	0.8	33,323	0.8
Pharmaceuticals	83,987	1.9	56,050	1.3
Professional Services	107,560	2.4	87,116	2.0
Real Estate Management and Development	65,335	1.5	63,111	1.5
Road and Rail	32,674	0.8	22,951	0.5
Software	1,167,851	26.3	924,825	21.3
Specialty Retail	206,320	4.7	311,117	7.2
Technology Hardware, Storage and Peripherals	23,753	0.5	23,597	0.5
Textiles, Apparel and Luxury Goods	39,132	0.9	37,933	1.0
Trading Companies and Distributors	18,968	0.4	—	0.0
Water Utilities	14,703	0.3	—	0.0
Total	$4,439,547	100.0%	$4,238,210	100.0%
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

The outstanding forward currency contracts as of June 30, 2021 and September 30, 2020 were as follows:

As of June 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(1,135)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(428)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(240)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(101)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(1,221)
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(181)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(988)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	—	(87)
						$—	$(4,381)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(361)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(101)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(187)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(60)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(355)
						$—	$(1,064)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
pledged by the Company as of June 30, 2021 and September 30, 2020.

As of June 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(4,381)	$(4,381)	$4,381	$—

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(1,064)	$(1,064)	$1,064	$—

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and nine months ended June 30, 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Foreign exchange	$(546)	$(211)	$(3,317)	$835

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2021:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Forward currency contracts	$81,055	$34,928	$77,750	$33,272

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2020, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2021 and September 30, 2020:

As of June 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,285,134	$4,285,134
Equity investments(1)	458	—	153,955	154,413
Money market funds(1)(2)	74,608	—	—	74,608
Total assets, at fair value:	$75,066	$—	$4,439,089	$4,514,155
Liabilities at fair value:
Forward currency contracts	$—	$(4,381)	$—	$(4,381)
Total liabilities, at fair value:	$—	$(4,381)	$—	$(4,381)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,146,013	$4,146,013
Equity investments(1)	—	—	92,197	92,197
Money market funds(1)(2)	37,205	—	—	37,205
Total assets, at fair value:	$37,205	$—	$4,238,210	$4,275,415
Liabilities at fair value:
Forward currency contracts	$—	$(1,064)	$—	$(1,064)
Total liabilities, at fair value:	$—	$(1,064)	$—	$(1,064)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2021, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2021 was $26,900 and $65,350, respectively. The net change in unrealized appreciation (depreciation) for the three and nine

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
months ended June 30, 2020, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2020 was $98,574 and $(152,478), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2021 and 2020:

	For the nine months ended June 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	113,557	34,639	148,196
Realized gain (loss) on investments	(5,227)	10,789	5,562
Funding of (proceeds from) revolving loans, net	(10,999)	—	(10,999)
Fundings of investments	1,222,770	41,875	1,264,645
PIK interest	12,657	—	12,657
Proceeds from principal payments and sales of portfolio investments	(1,184,296)	(25,545)	(1,209,841)
Accretion of discounts and amortization of premiums	(9,341)	—	(9,341)
Fair value, end of period	$4,285,134	$153,955	$4,439,089

	For the nine months ended June 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	(117,261)	(12,097)	(129,358)
Realized gain (loss) on investments	(12,010)	1,938	(10,072)
Funding of (proceeds from) revolving loans, net	20,385	—	20,385
Fundings of investments	524,786	5,411	530,197
PIK interest	7,513	—	7,513
Proceeds from principal payments and sales of portfolio investments	(521,395)	(7,828)	(529,223)
Accretion of discounts and amortization of premiums	(19,429)	—	(19,429)
Transfers in (1)	207,691	3,378	211,069
Fair value, end of period	$4,173,578	$76,792	$4,250,370

(1) Transfers in represent debt and equity investments acquired in the Purchase Agreement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and September 30, 2020.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$681,244	Market rate approach	Market interest rate	3.6% - 13.8% (6.0%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (13.2x)
	6,160	Market comparable	Broker/dealer bids or quotes	N/A
	218	Collateral analysis	Recovery rate	1.6%
One stop loans(3)(4)	$3,563,521	Market rate approach	Market interest rate	1.5% - 17.0% (7.5%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (15.8x)
			Revenue multiples	2.0x - 25.0x (7.6x)
Subordinated debt and second lien loans(5)	$33,991	Market rate approach	Market interest rate	10.8% - 19.5% (11.4%)
		Market comparable companies	EBITDA multiples	6.5x - 21.0x (15.1x)
			Revenue multiples	3.1x
Equity(6)	$153,955	Market comparable companies	EBITDA multiples	4.5x - 26.0x (16.3x)
			Revenue multiples	2.0x - 25.0x (10.4x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$14,303 of loans at fair value were valued using the market comparable companies approach only.
(3)$92,901 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $2,986,874 and $576,647 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $33,982 and $9 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)The Company valued $130,395 and $23,560 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of June 30, 2021 and September 30, 2020.

	As of June 30, 2021		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,133,390	$2,159,189	$2,023,698	$2,032,457

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85 to 1.15x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from its asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness could be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2021, the Company’s asset coverage for borrowed amounts was 224.4% (excluding the SBA debentures).

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2014 Debt Securitization was based on three-month LIBOR. For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$525	$—	$2,288
Cash paid for interest expense	—	750	—	2,777
Annualized average stated interest rate	N/A	2.4%	N/A	2.9%
Average outstanding balance	$—	$86,790	$—	$105,288

On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2021 and September 30, 2020, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of June 30, 2021 and September 30, 2020, there were 78 and 89 portfolio companies, respectively, with a total fair value of $578,351 and $557,484, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2021 based on the last interest rate reset was 0.2%. For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$1,892	$3,008	$5,738	$10,438
Amortization of debt issuance costs	105	104	315	315
Total interest and other debt financing expenses	$1,997	$3,112	$6,053	$10,753
Cash paid for interest expense	$1,900	$3,528	$5,828	$11,327
Annualized average stated interest rate	1.9%	3.0%	1.9%	3.4%
Average outstanding balance	$408,200	$408,200	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the June 30, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2021 and September 30, 2020, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of June 30, 2021 and September 30, 2020, there were 98 and 109 portfolio companies, respectively, with a total fair value of $880,489 and $859,600, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2021 based on the last interest rate reset was 0.2%. For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$2,430	$4,031	$7,498	$13,681
Accretion of discounts on notes issued	446	446	1,338	1,076
Amortization of debt issuance costs	17	—	30	—
Total interest and other debt financing expenses	$2,893	$4,477	$8,866	$14,757
Cash paid for interest expense	2,439	$4,674	7,820	15,329
Annualized average stated interest rate	1.8%	3.0%	1.8%	3.3%
Average outstanding balance	$546,500	$546,500	$546,500	$546,500

As of June 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	2.50%	LIBOR + 2.25%

On August 26, 2020, the Company completed a $330,355 term debt securitization, of which $297,355 was funded at closing (the “2020 Debt Securitization”). The notes offered in the 2020 Debt Securitization (the “2020 Notes”) were issued by the 2020 Issuer, a subsidiary of 2020 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2020 Notes consist of approximately $137,500 of AAA Class A-1 2020 Notes, which bear interest at the three-month LIBOR plus 2.35%; $10,500 of AAA Class A-2 2020 Notes, which bear interest at the three-month LIBOR plus 2.75%; $21,000 of AA Class B 2020 Notes which bear interest at the three-month LIBOR plus 3.20%; up to $33,000 A Class C 2020 Notes, which remained unfunded upon closing of the transactions and, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 3.65%; and approximately $108,355 of Subordinated 2020 Notes, which do not bear interest. The Company is permitted, subject to certain conditions, to request a one-time funding of the Class C 2020 Notes, which will not be deemed an additional issuance of notes, but would cause the Class C 2020 Notes to be additional debt of the Company. As a part of the 2020 Debt Securitization, the Company also entered into a credit agreement (the “Credit Agreement”) upon closing of the transactions pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $20,000 of AAA Class A-1-L loans to the Company (the “2020 Loans”). The 2020 Loans bear interest at the three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions. Any Lender may elect to convert all or a portion of the Class A-1-L Loans held by such Lender into Class A-1 2020 Notes upon written notice to the Company in accordance to the Credit Agreement. The Class A-1 2020 Notes, the Class A-2 2020 Notes and the Class B 2020 Notes were issued through a private placement. The Class C 2020 Notes and the Subordinated 2020 Notes were retained by the Company and the Company remains the sole owner of the equity of the 2020 Issuer. The Class A-1 Notes, 2020 Loans, Class A-2 and Class B 2020 Notes are included in the June 30, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2021 and September 30, 2020, the Subordinated 2020 Notes were eliminated in consolidation.

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

As of June 30, 2021 and September 30, 2020, there were 67 and 70 portfolio companies with a total fair value of $297,004 and $286,744, respectively, securing the 2020 Notes. The pool of loans in the 2020 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2021 based on the last interest rate reset was 0.2%. For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$1,266	$—	$3,825	$—
Amortization of debt issuance costs	188	—	564	—
Total interest and other debt financing expenses	$1,454	$—	$4,389	$—
Cash paid for interest expense	1,244	—	3,539	—
Annualized average stated interest rate	2.7%	N/A	2.7%	N/A
Average outstanding balance	$189,000	$—	$189,000	$—

As of June 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 2020 Notes, Class A-2 2020 Notes, Class B 2020 Notes and the Class A-1-L Loans were as follows:

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of June 30, 2021, the 2018 Notes, the GCIC 2018 Notes and the 2020 Notes (other than the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes) were the secured obligations of the 2018 Issuer, GCIC 2018 Issuer and the 2020 Issuer, respectively, and indentures governing each of the 2018 Notes, GCIC 2018 Notes and the 2020 Notes include customary covenants and events of default.

SBA Debentures: On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. On January 10, 2017, SBIC VI received a license from the SBA to operate as an SBIC. On November 4, 2020 and May 4, 2021, SBIC IV and SBIC V, respectively, surrendered their licenses to operate as a SBIC. SBIC's are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they invest as well as the structures of those investments.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of June 30, 2021, SBIC IV, SBIC V and SBIC VI had $0, $0 and $97,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2027 and March 2031. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI had $0, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through June 30, 2021, SBIC IV, SBIC V, and SBIC VI have repaid $150,000, $175,000 and $13,000 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of June 30, 2021 and September 30, 2020, SBIC VI had $65,000 and $62,550, respectively, of undrawn debenture commitments, of which $65,000 and $29,000, respectively, were available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of June 30, 2021 is fixed at an average annualized interest rate of 2.3% . For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$546	$2,208	$3,479	$7,026
Amortization of debt issuance costs	341	314	1,810	904
Total interest and other debt financing expenses	$887	$2,522	$5,289	$7,930
Cash paid for interest expense	$—	$—	$3,347	$4,826
Annualized average stated interest rate	2.3%	3.1%	2.7%	3.2%
Average outstanding balance	$97,000	$287,450	$169,400	$297,157

Revolving Credit Facilities:
On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changed the date under which the borrowing capacity reverts from $500,000 to $200,000 to June 30, 2020 from March 31, 2020. On June 18, 2020, the Company entered into an amendment that increased the borrowing capacity through the full term of the MS Credit Facility II from $200,000 to $400,000. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. On April 13, 2021, the Company entered into an amendment on MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026. As of June 30, 2021, the MS Credit Facility II allows Funding II to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
The period from February 1, 2019 until May 3, 2021 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. Prior to June 18, 2020, borrowings under the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Effective June 18, 2020, during the Revolving Period, the MS Credit Facility II bears interest at the applicable base rate plus 2.45%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.95% for the remaining term of the MS Credit Facility II. The revolving period will continue through May 3, 2021 unless there is an earlier termination or event of default. The base rate under the MS Credit Facility II is (i) the one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) the one-month EURIBOR with respect to any advances denominated in euros, and (iii) the one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is April 12, 2026. The MS Credit Facility II is subject to a non-usage fee of 0.50% per annum subsequent to a ramp-up period as defined in the credit agreement.
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
As of June 30, 2021 and September 30, 2020, the Company had outstanding debt under the MS Credit Facility II of $50,689 and $313,292, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$195	$2,258	$2,914	$8,992
Facility fees	(19)	163	238	425
Amortization of debt issuance costs	177	1,121	441	1,624
Total interest and other debt financing expenses	$353	$3,542	$3,593	$11,041
Cash paid for interest expense and facility fees	$909	$3,529	$4,724	$9,233
Annualized average stated interest rate	1.6%	2.5%	2.7%	3.3%
Average outstanding balance	$50,192	$360,198	$142,787	$367,662

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

As of September 30, 2020, the Company had outstanding debt under the WF Credit Facility of $199,554.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$1,427	$996	$5,749
Facility fees	—	81	323	243
Total interest and other debt financing expenses	$—	$1,508	$1,319	$5,992
Cash paid for interest expense and facility fees	$—	$1,672	$1,614	$6,258
Annualized average stated interest rate	N/A	2.4%	2.2%	3.2%
Average outstanding balance	$—	$236,364	$60,484	$237,981

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

As of September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $153,524.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$1,285	$73	$5,729
Facility fees	—	190	14	363
Total interest and other debt financing expenses	$—	$1,475	$87	$6,092
Cash paid for interest expense and facility fees	$—	$1,873	$840	$6,681
Annualized average stated interest rate	N/A	2.6%	2.2%	3.4%
Average outstanding balance	$—	$199,553	$4,391	$223,937

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

As of June 30, 2021, the Company had $46,165 of outstanding debt and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$240	$—	$491	$—
Facility fees	445	—	637	—
Amortization of debt issuance costs	278	—	428	—
Total interest and other debt financing expenses	$963	$—	$1,556	$—
Cash paid for interest expense and facility fees	$383	$—	$634	$—
Annualized average stated interest rate	2.0%	N/A	2.0%	N/A
Average outstanding balance	$47,207	$—	$33,476	$—

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

There was no outstanding balance under the SLF Credit Facility as of June 30, 2021 and September 30, 2020.

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$159	$—	$445
Cash paid for interest expense	—	219	$—	445
Annualized average stated interest rate	N/A	2.5%	N/A	3.1%
Average outstanding balance	$—	$26,037	$—	$19,424

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

There was no outstanding balance under the GCIC SLF Credit Facility as of June 30, 2021 and September 30, 2020.

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$185	$—	$480
Cash paid for interest expense	—	250	—	487
Annualized average stated interest rate	N/A	2.5%	N/A	3.0%
Average outstanding balance	$—	$30,361	$—	$21,233

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

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Unsecured Notes were as

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$3,375	$—	$10,088	$—
Accretion of discounts on notes issued	22	—	67	—
Amortization of debt issuance costs	395	—	1,165	—
Total interest and other debt financing expenses	$3,792	$—	$11,320	$—
Cash paid for interest expense	7,238	—	7,238	—
Annualized average stated interest rate	3.4%	N/A	3.4%	N/A
Average outstanding balance	$400,000	$—	$398,535	$—

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

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Unsecured Notes were as

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$2,500	$—	$3,528	$—
Accretion of discounts on notes issued	55	—	77	—
Amortization of debt issuance costs	231	—	319	—
Total interest and other debt financing expenses	$2,786	$—	$3,924	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	2.5%	N/A	2.5%	N/A
Average outstanding balance	$400,000	$—	$186,081	$—

Revolver: On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.1% as of June 30, 2021. As of June 30, 2021 and September 30, 2020, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$11	$—	$33
Cash paid for interest expense	—	24	—	42
Annualized average stated interest rate	N/A	0.9%	N/A	1.3%
Average outstanding balance	$—	$4,939	$—	$3,465

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

As of June 30, 2021 and September 30, 2020, the Company had no short-term borrowings. For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for short term borrowings were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$—	$—	$1,533
Cash paid for interest expense	$—	$—	$—	$1,533
Annualized average stated interest rate	N/A	N/A	N/A	3.3%
Average outstanding balance	$—	$—	$—	$41,198

For the three and nine months ended June 30, 2021, the average total debt outstanding (including the debt under the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the 2020 Debt Securitization, the SBA Debentures, the MS Credit Facility II, the WF Credit Facility, the DB Credit Facility, the JPM Credit Facility, the 2024 Unsecured Notes, the 2026 Unsecured Notes, and the Adviser Revolver) was $2,138,100 and $2,138,853, respectively. For the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
three and nine months ended June 30, 2020, the average total debt outstanding (including the debt under the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the SBA Debentures, the MS Credit Facility II, WF Credit Facility, DB Credit Facility, the GCIC SLF Credit Facility, the SLF Credit Facility, Adviser Revolver, and Other Short-Term Borrowings) was $2,186,392 and $2,272,045, respectively.

For the three months ended June 30, 2021 and 2020 the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 2.8% and 3.2%, respectively. For the nine months ended June 30, 2021 and 2020 the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 2.9% and 3.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	543,716	—	—	—	543,716
2020 Debt Securitization	189,000	—	—	—	189,000
SBA Debentures	97,000	—	—	—	97,000
MS Credit Facility II	50,689	—	—	50,689	—
JPM Credit Facility	46,165	—	—	46,165	—
2024 Unsecured Notes(2)	399,748	—	399,748	—	—
2026 Unsecured Notes(2)	398,872	—	—	—	398,872
Total borrowings	$2,133,390	$—	$399,748	$96,854	$1,636,788

(1) Represents principal outstanding less unaccreted discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Represents principal outstanding less unaccreted original issue discount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies

Commitments: As of June 30, 2021, the Company had outstanding commitments to fund investments totaling $217,282, including $171,935 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $141,795, including $41,644 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of June 30, 2021 and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2021	2020
Net asset value at beginning of period	$14.33	$16.76
Net increase in net assets as a result of issuance of DRIP shares	— ^	0.01
Net increase (decrease) in net assets as a result of issuance of shares(2)(3)	—	(1.13)
Distributions declared:
From net investment income	(0.87)	(1.00)
From capital gains	—	(0.08)
Net investment income	0.72	0.71
Net realized gain (loss) on investment transactions	0.02	(0.10)
Net change in unrealized appreciation (depreciation) on investment transactions(2)	0.86	(1.12)
Net asset value at end of period	$15.06	$14.05
Per share market value at end of period	$15.42	$11.65
Total return based on market value(3)	14.90%	(33.40)%
Number of common shares outstanding	169,151,857	167,259,511

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020
Ratio of net investment income to average net assets*	6.60%	6.07%
Ratio of total expenses to average net assets(4)*	5.65%	7.54%
Ratio of incentive fees to average net assets	0.12%	0.58%
Ratio of expenses (without incentive fees) to average net assets*	5.53%	6.96%
Total return based on average net asset value(5)*	14.61%	(2.42)%
Net assets at end of period	$2,546,911	$2,350,053
Average debt outstanding	$2,138,853	$2,272,044
Average debt outstanding per share	$12.64	$13.58
Portfolio turnover*	36.68%	20.04%
Asset coverage ratio(6)	224.37%	235.83%
Asset coverage ratio per unit(7)	$2,244	$2,358
Average market value per unit:(8)
2026 Unsecured Notes	$996	N/A
2024 Unsecured Notes	1,029	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A
2020 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
MS Credit Facility II	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year.
^ Represents an amount less than $0.01
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

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
(8)Not applicable since such senior securities are not registered for public trading, with the exception of the 2026 Unsecured Notes and the 2024 Unsecured Notes. The average market value per unit calculated for the 2026 Unsecured Notes and the 2024 Unsecured Notes is based on the average monthly prices of such notes and is expressed per $1,000 of indebtedness.

Note 10. Earnings (Loss) Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and nine months ended June 30, 2021 and 2020:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Earnings (loss) available to stockholders	$82,893	$142,143	$268,647	$(39,773)
Basic and diluted weighted average shares outstanding(1)	168,251,930	153,184,678	167,597,440	142,753,605
Basic and diluted earnings (loss) per share	$0.49	$0.93	$1.60	$(0.28)

(1)The weighted average shares of the Company's common stock outstanding used in computing basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2020 has been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020.

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the nine months ended June 30, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29		$33,846	—	$14,659	(1)
02/05/2021	03/05/2021	03/30/2021	$0.29		$34,311	972,196	$14,194
05/07/2021	06/11/2021	06/29/2021	$0.29		$35,113	920,150	$13,674
For the nine months ended June 30, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(2)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,034	(3)
05/06/2020	06/09/2020	06/29/2020	$0.29		$31,851	—	$16,654	(4)

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
(4)In accordance with the Company's DRIP, 1,399,836 shares of the Company's stock were purchased in the open market at an average price of $11.90 and were issued to stockholders of the Company participating in DRIP.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 16, 2021, the 2020 Issuer provided a notice of redemption to the holders of the 2020 Notes. The redemption of the 2020 Notes is expected to occur on August 26, 2021 pursuant to the terms of the indenture governing such 2020 Notes. See Note 7 for a description of the outstanding 2020 Notes, including the interest rates and maturity dates of such notes.

On August 3, 3021, the Company issued $350,000 of unsecured notes, which bear a fixed interest rate of 2.050% and mature on February 15, 2027.

On August 6, 2021, the Company's board of directors declared a quarterly distribution of $0.29 per share, which is payable on September 29, 2021 to holders of record as of September 8, 2021.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $40.0 billion in capital under management as of June 30, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2021 and September 30, 2020, our portfolio at fair value was comprised of the following:

	As of June 30, 2021		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$687,622	15.5%	$640,213	15.1%
One stop	3,563,521	80.3	3,485,585	82.2
Second lien	33,822	0.8	19,640	0.5
Subordinated debt	169	0.0 *	575	0.0 *
Equity	154,413	3.4	92,197	2.2
Total	$4,439,547	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2021 and September 30, 2020, one stop loans included $576.6 million and $430.2 million, respectively, of late stage lending loans at fair value.

As of June 30, 2021 and September 30, 2020, we had debt and equity investments in 275 and 254 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Weighted average income yield (1)*	7.4%	7.5%	7.5%	7.7%
Weighted average investment income yield (2)*	7.9%	8.0%	8.0%	8.1%
Total return based on average net asset value (3)*	13.2%	15.1%	14.6%	(2.4)%
Total return based on market value (4)	11.8%	7.6%	14.9%	(33.4)%

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

COVID-19 Pandemic

The rapid spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While several countries, as well as certain states in the United States, have lifted or reduced certain travel restrictions, business closures and other quarantine measures and recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. In early 2021, COVID-19 vaccines started to be administered to high-risk adults and essential workers across the United States and eligibility to receive the vaccine has since expanded to all adults in most states. Although we believe the number of vaccinated adults in the United States is promising for continued reductions of travel restrictions and other quarantine measures, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We continue to experience reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended June 30, 2021.

Recent Developments

On July 16, 2021, the 2020 Issuer provided a notice of redemption to the holders of the 2020 Notes (as defined in Note 7 of our consolidated financial statements). The redemption of the 2020 Notes is expected to occur on August 26, 2021 pursuant to the terms of the indenture governing such 2020 Notes. See Note 7 for a description of the outstanding 2020 Notes, including the interest rates and maturity dates of such notes.

On August 3, 2021, we issued $350.0 million of unsecured notes, which bear a fixed interest rate of 2.050% and mature on February 15, 2027. We intend to use the net proceeds of this offering to redeem all of the outstanding indebtedness under the 2020 Debt Securitization and repay a portion of amounts outstanding under our revolving credit facilities.

On August 6, 2021, our board of directors declared a quarterly distribution of $0.29 per share, which is payable on September 29, 2021 to holders of record as of September 8, 2021.

Consolidated Results of Operations

Consolidated operating results for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020 are as below. Our Quarterly Report on Form 10-Q for the period ended June 30, 2020 includes our financial results for the the three months ended June 30, 2020.

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2021	March 31, 2021	June 30, 2021 vs March 31, 2021	June 30, 2021	June 30, 2020	2021 vs. 2020
	(In thousands)			(In thousands)
Interest income	$75,773	$78,208	$(2,435)	$231,584	$243,245	$(11,661)
Accretion of discounts and amortization of premiums	5,921	5,520	401	16,047	12,566	3,481
GCIC acquisition purchase premium amortization	(7,436)	(8,722)	1,286	(25,388)	(31,995)	6,607
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	—	—	—	—	1,905	(1,905)
Dividend income	78	42	36	280	180	100
Fee income	1,433	1,153	280	3,493	1,040	2,453
Total investment income	75,769	76,201	(432)	226,016	226,941	(925)
Total expenses	33,704	35,893	(2,189)	104,636	127,196	(22,560)
Net investment income (loss)	42,065	40,308	1,757	121,380	99,745	21,635
Net realized gain (loss) on investment transactions	5,579	74	5,505	3,340	(11,724)	15,064
Net realized gain (loss) on investment transactions due to purchase premium	28	(20)	48	(71)	(2,369)	2,298
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	27,813	42,211	(14,398)	118,539	(159,789)	278,328
Net change in unrealized appreciation on investment transactions due to purchase premium	7,408	8,742	(1,334)	25,459	34,364	(8,905)
Net gain (loss) on investment transactions	40,828	51,007	(10,179)	147,267	(139,518)	286,785
Net increase (decrease) in net assets resulting from operations	$82,893	$91,315	$(8,422)	$268,647	$(39,773)	$308,420
Average earning debt investments, at fair value(2)	$4,211,849	$4,309,836	$(97,987)	$4,205,394	$4,213,938	$(8,544)

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

	Three months ended		Nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
	(In thousands)		(In thousands)
Net investment income	$42,065	$40,308	$121,380	$99,745
Add: GCIC acquisition purchase premium amortization	7,436	8,722	25,388	31,995
Adjusted net investment income	$49,501	$49,030	$146,768	$131,740

Net gain (loss) on investment transactions	$40,828	$51,007	$147,267	$(139,518)
Add: Realized (gain) loss on investment transactions due to purchase premium	(28)	20	71	2,369
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,408)	(8,742)	(25,459)	(34,364)
Adjusted net realized and unrealized gain/(loss)	$33,392	$42,285	$121,879	$(171,513)

Net increase (decrease) in net assets resulting from operations	$82,893	$91,315	$268,647	$(39,773)
Add: GCIC acquisition purchase premium amortization	7,436	8,722	25,388	31,995
Add: Realized (gain) loss on investment transactions due to purchase premium	(28)	20	71	2,369
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,408)	(8,742)	(25,459)	(34,364)
Adjusted net income/(loss)	$82,893	$91,315	$268,647	$(39,773)

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

Investment Income

Investment income decreased from the three months ended March 31, 2021 to the three months ended June 30, 2021 by $0.4 million, primarily due to a decrease in the average earning debt investments balance of $98.0 million, partially offset by a reduction of the GCIC acquisition purchase price premium amortization.

Investment income decreased from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 by $0.9 million primarily due to a decrease in average LIBOR and spread compression for new investments, partially offset by a reduction of the GCIC acquisition purchase price premium amortization and acceleration of accretion of discounts during the nine months ended June 30, 2021.

The annualized income yield by debt security type for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020 was as follows:

	Three months ended		Nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Senior secured	5.7%	6.0%	6.1%	6.7%
One stop	7.6%	7.7%	7.7%	8.8%
Second lien	10.9%	10.6%	10.6%	10.8%
Subordinated debt	8.9%	10.6%	11.4%	8.5%

Income yields on one stop and senior secured loans decreased for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021 primarily due to a decrease in weighted average spread over LIBOR in the portfolio related to elevated repayments on higher interest rate investments during the three months ended June 30, 2021.

Income yields on one stop and senior secured loans decreased for the nine months ended June 30, 2021 as compared to nine months ended June 30, 2020 primarily due to a decrease in the average LIBOR for nine months ended June 30, 2021 compared to nine months ended June 30, 2020 and spread compression for new investments. Our loan portfolio is insulated from a drop in LIBOR below approximately 1.0% as over 90.0% of the loan portfolio at fair value is subject to a LIBOR floor. As of June 30, 2021, the weighted average LIBOR floor of our loans at fair value was 1.01%.

As of June 30, 2021, we have six second lien investments and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2021	March 31, 2021	June 30, 2021 vs March 31, 2021	June 30, 2021	June 30, 2020	2021 vs. 2020
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$13,393	$14,054	$(661)	$41,324	$58,501	$(17,177)
Amortization of debt issuance costs	1,732	2,136	(404)	5,072	2,843	2,229
Base management fee	15,298	15,082	216	45,604	44,501	1,103
Income incentive fee	—	942	(942)	2,946	12,832	(9,886)
Capital gain incentive fee	—	—	—	—	—	—
Professional fees	1,034	1,201	(167)	3,072	3,308	(236)
Administrative service fee	1,856	2,000	(144)	5,458	4,461	997
General and administrative expenses	391	478	(87)	1,160	750	410
Total expenses	$33,704	$35,893	$(2,189)	$104,636	$127,196	$(22,560)
Average debt outstanding	$2,138,100	$2,197,975	$(59,875)	$2,138,853	$2,272,044	$(133,191)

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $1.1 million from the three months ended March 31, 2021 to the three months ended June 30, 2021 primarily due to a decrease of $59.9 million in average debt outstanding from the three months ended March 31, 2021 to the three months ended June 30, 2021.

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased for nine months ended June 30, 2021 compared to nine months ended June 30, 2020 by $14.9 million, primarily due to a decrease in LIBOR on our floating rate facilities and a decrease in average debt outstanding, partially offset by the acceleration of amortization of deferred issuance costs for nine months ended June 30, 2021 compared to nine months ended June 30, 2020. For more information about our outstanding borrowings for the nine months ended June 30, 2021 and 2020, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2021 and March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.8% and 3.0%, respectively. For the nine months ended June 30, 2021 and 2020, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.9% and 3.6%, respectively.

The decrease in the effective annualized average interest rate from the three months ended March 31, 2021 to the three months ended June 30, 2021 was primarily due to the acceleration of deferred issuance costs that occurred during the three months ended March 31, 2021 related to the early redemption of U.S. Small Business Administration, or SBA, debentures at GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI.

The decrease in the effective annualized average interest rate for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 was primarily due to a lower average LIBOR on our borrowings and the issuance of the 2024 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 2.500%, partially offset by the issuance of the 2026 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 3.375%.

Management Fee

The base management fee slightly increased from the three months ended March 31, 2021 to the three months ended June 30, 2021 as a result of a slight increase in average adjusted gross assets.

The base management fee increased from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 as a result of an increase in average adjusted gross assets from 2020 to 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

No Income Incentive Fee was incurred for the three months ended June 30, 2021 compared to $0.9 million for the three months ended March 31, 2021 primarily due to a lower rate of return on the value of our net asset value due to continued reversal of unrealized depreciation recognized due to the immediate impacts of COVID during the three months ended March 31, 2020. The Income     Incentive Fee decreased by $9.9 million from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 primarily due to an increase in our average net asset value as a result of the Rights Offering, partially offset by an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). The Income Incentive Fee as a percentage of the Pre-Incentive Fee Net Investment Income was 2.3% for the three months ended March 31, 2021. We did not incur an Income Incentive Fee for the three months ended June 30, 2021. For the nine months ended June 30, 2021, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 2.4% compared to 11.4% for the nine months ended June 30, 2020.

As of both June 30, 2021 and September 30, 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There was no capital gain incentive fee accrual calculated in accordance with GAAP as of June 30, 2021 and September 30, 2020. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased from the three months ended March 31, 2021 to the three months ended June 30, 2021 primarily due to a decrease in professional fees incurred for the three months ended June 30, 2021. In total, professional fees, the administrative service fee, and general and administrative expenses increased from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 primarily due to an increase in the administrative service fee driven by higher compensation costs.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2021 and March 31, 2021 were $2.1 million and $1.5 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2021 and 2020 were $5.2 million and $4.1 million, respectively.

As of June 30, 2021 and September 30, 2020, included in accounts payable and other liabilities were $1.7 million and $1.6 million, respectively, for expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2021	March 31, 2021	June 30, 2021 vs March 31, 2021	June 30, 2021	June 30, 2020	2021 vs. 2020
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$6,005	$1,171	$4,834	$5,562	$(14,108)	$19,670
Foreign currency transactions	(398)	(1,117)	719	(2,293)	15	(2,308)
Net realized gain (loss) on investment transactions	$5,607	$54	$5,553	$3,269	$(14,093)	$17,362
Unrealized appreciation on investments	46,659	59,081	(12,422)	160,527	33,234	127,293
Unrealized (depreciation) on investments	(9,999)	(10,621)	622	(12,317)	(162,591)	150,274
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	—	—	—	—	3,843	(3,843)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(893)	1,372	(2,265)	(895)	(746)	(149)
Unrealized appreciation (depreciation) on forward currency contracts	(546)	1,121	(1,667)	(3,317)	835	(4,152)
Net change in unrealized appreciation (depreciation) on investment transactions	$35,221	$50,953	$(15,732)	$143,998	$(125,425)	$269,423

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities of the Senior Loan Funds were consolidated into us.
During the three months ended June 30, 2021, we had a net realized gain of $5.6 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies. For the three months ended March 31, 2021, we had a net realized gain of $0.1 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies, offset by net realized losses from foreign currency transactions primarily related to repayment of non-U.S. dollar dominated debt.

During the nine months ended June 30, 2021, we had a net realized gain of $3.3 million, primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies, partially offset by recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and net realized losses recognized due to the repayment of non-U.S. dollar dominated debt. For the nine months ended June 30, 2020, we had a net realized loss of $14.1 million primarily attributable to the realized losses on multiple portfolio companies due to restructures and write-offs and $4.0 million in realized loss that resulted from the consolidation of SLF and GCIC SLF, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended June 30, 2021, we had $46.7 million in unrealized appreciation on 222 portfolio company investments, which was offset by $10.0 million in unrealized depreciation on 93 portfolio company investments. For the three months ended March 31, 2021, we had $59.1 million in unrealized appreciation on 209 portfolio company investments, which was offset by $10.6 million in unrealized depreciation on 71 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2021 and March 31, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the three months ended June 30, 2021 and March 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three months ended June 30, 2021 and March 31, 2021.

For the nine months ended June 30, 2021, we had $160.5 million in unrealized appreciation on 252 portfolio company investments, which was offset by $12.3 million in unrealized depreciation on 63 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2021, primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the nine months ended June 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the nine months ended June 30, 2021.

For the nine months ended June 30, 2020 we had $33.2 million in unrealized appreciation on 103 portfolio company investments, which was offset by $162.6 million in unrealized depreciation on 167 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the nine months ended June 30, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

Liquidity and Capital Resources

For the nine months ended June 30, 2021, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $50.6 million. During the period, cash provided by operating activities was $80.7 million, primarily as a result of the proceeds from principal payments and sales of portfolio investments of $1,209.8 million and net investment income of $121.4 million, offset by fundings of portfolio investments of $1,265.1 million. Lastly, cash used in financing activities was $30.0 million, primarily driven by repayments of debt of $2,291.3 million, distributions paid of $103.3 million, and purchases of common stock under the DRIP of $14.7 million, partially offset by borrowings on debt of $2,396.5 million.

For the nine months ended June 30, 2020, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $35.6 million. During the period, cash provided by operating activities was $85.5 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $533.6 million and net investment income of $99.7 million, partially offset by fundings of portfolio investments of $530.2 million. Lastly, cash used in financing activities was $49.9 million, primarily driven by repayments of debt of $961.6 million, distributions paid of $102.8 million, and purchases of common stock under the DRIP of $30.7 million, partially offset by borrowings on debt of $747.4 million and $300.4 million of proceeds from stock issuances.

As of June 30, 2021 and September 30, 2020, we had cash and cash equivalents of $154.3 million and $24.6 million, respectively. In addition, we had foreign currencies of $2.6 million and $0.6 million as of June 30, 2021 and September 30, 2020, respectively, restricted cash and cash equivalents of $76.1 million and $157.6 million as of June 30, 2021 and September 30, 2020, respectively, and restricted foreign currencies of $1.8 million and $1.7 million as of June 30, 2021 and September 30, 2020, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of June 30, 2021 and September 30, 2020, we had $50.7 million and $313.3 million outstanding under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements), respectively. As of June 30, 2021, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, as amended, to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2021 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $24.3 million and $86.7 million of remaining commitments, respectively, and $24.3 million and $8.0 million of availability, respectively, on the MS Credit Facility II.

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

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which allowed us to borrow up to $475.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2021, we had outstanding debt under the JPM Credit Facility of $46.2 million. As of June 30, 2021, subject to leverage and borrowing base restrictions, we had $428.8 million of remaining commitments and $428.8 million of availability on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of June 30, 2021. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of June 30, 2021 and September 30, 2020, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2014 Debt Securitization - On August 26, 2020, in conjunction with the 2020 Debt Securitization, the 2014 Notes were redeemed and following such redemption, the agreements governing the 2014 Debt Securitization were terminated.

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of June 30, 2021 and September 30, 2020, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the June 30, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of June 30, 2021 and September 30, 2020 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of June 30, 2021 and September 30, 2020, we had outstanding debt under the GCIC 2018 Debt Securitization of $543.7 million and $542.4 million, respectively.

2020 Debt Securitization - On August 26, 2020, we completed the 2020 Debt Securitization. The Class A-1, Class A-2, and Class B Notes are included in the June 30, 2021 and September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of June 30, 2021 and September 30, 2020, the Class C 2020 Notes and the Subordinated 2020 Notes were eliminated in consolidation. As of June 30, 2021 and September 30, 2020, we had outstanding debt under the 2020 Debt Securitization of $189.0 million and $189.0 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

SBA Debentures

Under present small business investment company, or SBIC, regulations, the maximum amount of debentures guaranteed by the SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of June 30, 2021, GC SBIC IV, L.P., or SBIC IV, SBIC V and SBIC VI, had $0, $0, and $97.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2027 and March 2031. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI, had $0.0, $151.8 million and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2024 and March 2030. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through June 30, 2021, SBIC IV and SBIC V have repaid $150.0 million and $175.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated. In November 2020 and May 2021, upon approval by the SBA, we surrendered and terminated our licenses to operate SBIC IV and SBIC V, respectively, as SBICs. As of June 30, 2021 and September 30, 2020, SBIC VI had $65.0 million and $62.6 million, respectively, of undrawn debenture commitments, of which $65.0 million and $29.0 million, respectively, were available to be drawn, subject to SBA regulatory requirements.

2024 Unsecured Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Unsecured Notes, all of which remained outstanding as our debt as of June 30, 2021.

2026 Unsecured Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Unsecured Notes, all of which remained outstanding as our debt as of June 30, 2021.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices.

As of June 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.15x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2021, our asset coverage for borrowed amounts was 224.4% (excluding the SBA debentures).

In August 2021, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the nine months ended June 30, 2021 and 2020.

As of June 30, 2021 and September 30, 2020, we had outstanding commitments to fund investments totaling $217.3 million and $141.8 million, respectively. As of June 30, 2021, total commitments of $217.3 million included $171.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of June 30, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Adviser Revolver, JPM Credit Facility and MS Credit Facility II, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2021 and September 30, 2020, we had investments in 275 and 254 portfolio companies, respectively, with a total fair value of $4.4 billion and $4.2 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended				Nine months ended
	June 30, 2021		March 31, 2021		June 30, 2021		June 30, 2020
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$90,747	14.8%	$57,002	24.3%	$264,522	19.2%	$67,548	14.9%
One stop	491,901	80.0	176,477	75.2	1,064,525	77.4	381,680	84.1
Second lien	—	—	—	—	8,013	0.6	—	—
Subordinated debt	377	0.0 *	—	—	377	0.0 *	138	0.0 *
Equity	31,664	5.2	1,224	0.5	38,795	2.8	4,464	1.0
Total new investment commitments	$614,689	100.0%	$234,703	100.0%	$1,376,232	100.0%	$453,830	100.0%

* Represents an amount less than 0.1%.

For the nine months ended June 30, 2021, we had approximately $1,209.8 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2020, we had approximately $533.6 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2021(1)			As of September 30, 2020(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$695,221	$695,037	$684,826	$645,886	$649,259	$627,471
Non-accrual(3)	19,849	9,262	2,796	37,849	27,026	12,742
One stop:
Performing	3,552,426	3,546,110	3,522,732	3,518,814	3,540,446	3,429,012
Non-accrual(3)	59,769	52,937	40,789	81,897	75,239	56,573
Second lien:
Performing	34,487	34,447	33,822	19,640	19,886	19,640
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	169	168	169	537	541	575
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	114,066	154,413	N/A	86,503	92,197
Total	$4,361,921	$4,452,027	$4,439,547	$4,304,623	$4,398,900	$4,238,210

(1)As of June 30, 2021, $499.4 million and $479.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(2)As of September 30, 2020, $516.9 million and $478.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of June 30, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.4% and 1.0%, respectively.
As of September 30, 2020, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 2.4% and 1.7%, respectively. As of June 30, 2021 and September 30, 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2% and 96.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Weighted average rate of new investment fundings	6.7%	6.6%	6.9%	7.3%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	5.5%	5.8%	5.5%
Weighted average fees of new investment fundings	1.1%	1.2%	1.2%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	6.9%	6.5%	6.8%	7.2%

As of June 30, 2021, 93.5% and 93.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 91.2% and 91.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2021 and September 30, 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $39.0 million and $31.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2021 and September 30, 2020:

	As of June 30, 2021		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$467,201	10.5%	$257,409	6.1%
4	3,498,537	78.9	3,085,610	72.8
3	423,972	9.5	836,560	19.7
2	49,163	1.1	57,754	1.4
1	674	0.0*	877	0.0*
Total	$4,439,547	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.

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

•Through the first and second calendar quarters of 2021, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, did not make any purchases of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2020, the Trust, purchased approximately $54.7 million, or 4,103,225 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

•On January 1, 2020, we purchased the equity interests held by RGA and Aurora in the Senior Loans Funds pursuant to the Purchase Agreement.

•In the transferable rights offering completed on May 15, 2020, 3,191,448 shares of our common stock were purchased by affiliates of GC Advisors.

•On October 2, 2020, an affiliate of GC Advisors purchased $40.0 million of the 2024 Unsecured Notes. On October 8, 2020, the affiliate sold $15.0 million of the 2024 Unsecured Notes to an unaffiliated party. On May 21, 2021, the affiliate sold $25.0 million of the 2024 Unsecured Notes to an unaffiliated party which closed its position.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2020, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $43.6 million and $69.3 million as of June 30, 2021 and September 30, 2020, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2021 and 2020, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2021 and September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization and the Class A-1, A-1-L, A-2 and B 2020 Notes as issued as part of the 2020 Debt Securitization. The MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR plus 2.45%. Finally, the JPM Credit Facility has a floating interest rate provision primarily based on one-month LIBOR plus a spread that ranges from 1.75% to 1.875%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2021 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(612)	$(2,998)	$2,386
Up 50 basis points	1,223	5,996	(4,773)
Up 100 basis points	8,253	11,993	(3,740)
Up 150 basis points	29,242	17,989	11,253
Up 200 basis points	50,305	23,985	26,320

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

1.1	Equity Distribution Agreement, dated as of May 28, 2021, among Golub Capital BDC Inc., as issuer, GC Advisors LLC, as adviser, Golub Capital LLC, as administrator, and SMBC Nikko Securities America, Inc., as placement agent. (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on May 28, 2021).
10.1	Eight Amendment to Loan and Servicing Agreement, dated as of April 13, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on April 19, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 9, 2021	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2021	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)