Form 10-K
period 2021-09-30
GOLUB CAPITAL BDC, Inc.
filed 2021-11-29
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
1

the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2021 was approximately $2,290.9 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 170,028,584 shares of the registrant’s common stock outstanding as of November 29, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2021.

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
•“Funding II” refers to Golub Capital BDC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“GCIC Funding” refers to GCIC Funding LLC, a Delaware LLC, our direct subsidiary;
•“GCIC Funding II” refers to GCIC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Funding Subsidiaries” refers, collectively, to Funding II, prior to its termination on February 12, 2021, GCIC Funding, prior to its termination on October 9, 2020, GCIC Funding II, and each, a “Funding Subsidiary”;
•“Merger Sub” refers to Fifth Ave Subsidiary Inc., our wholly owned subsidiary;
•“2024 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on October 2, 2020. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year. The 2024 Notes mature on April 15, 2024. On October 15, 2021, Golub Capital BDC issued an additional $100.0 million in aggregate principal amount of unsecured notes, which have the same terms as the original issuance;
•“2026 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on February 24, 2021. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year. The 2026 Notes mature on August 24, 2026. On October 13, 2021, Golub Capital BDC issued an additional $200.0 million in aggregate principal amount of unsecured notes, which have the same terms as the original issuance;
•“2027 Notes” refers to the $350.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on August 3, 2021. The 2027 Notes bear interest at a rate of 2.050% per year payable semiannually in arrears on February 15 and August 15 of each year. The 2027 Notes mature on February 15, 2027;
•“Unsecured Notes” refers, collectively, to the 2024 Notes, 2026 Notes and 2027 Notes;
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
•“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization that we acquired as part of the Merger. On December 13, 2018, the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the "GCIC 2018 Notes", including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bore interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.30%, $60.0 million of Class D GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that do not bear interest. On December 21, 2020, the GCIC 2018 Issuer entered into a supplemental indenture (the “GCIC Supplemental Indenture”) to amend the GCIC 2018 Debt Securitization. The GCIC Supplemental Indenture amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the GCIC 2018 Notes by redeeming in full the $38.5 million of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38.5 million that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the former Class A-2 GCIC 2018 Notes and (b) provide for a non-call period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. GCIC CLO II Depositor remains the sole owner of the equity of the GCIC 2018 Issuer. The other material terms of the GCIC 2018 Debt Securitization were unchanged;
•“2020 Debt Securitization” refers to the $330.4 million term debt securitization, of which $297.4 million was funded at closing, that we completed on August 26, 2020, and redeemed on August 26, 2021, in which the 2020 Issuer issued an aggregate of $330.4 million of notes, or the “2020 Notes,” including $137.5 million of AAA Class A-1 2020 Notes, which bore interest at the three-month LIBOR plus 2.35%, $10.5 million of AAA Class A-2 2020 Notes, which bore interest at the three-month LIBOR plus 2.75%, $21.0 million of AA Class B 2020 Notes, which bore interest at the three-month LIBOR plus 3.20%, up to $33.0 million A Class C 2020 Notes, which remained unfunded upon closing and upon redemption and approximately $108.4 million of Subordinated 2020 Notes, which did not bear interest. As part of the 2020 Debt Securitization, we also entered into a credit agreement upon closing pursuant to which various financial institutions and other persons, which were parties thereto as lenders, committed to make $20.0 million of AAA Class A-1-L loans to the Company, or the “2020 Loans”, which bore interest at the three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions;
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
•“GCIC SLF” refers to GCIC Senior Loan Fund LLC, a Delaware LLC, which became our direct subsidiary as of January 1, 2020. Prior to January 1, 2020, GCIC SLF was an unconsolidated subsidiary, that we acquired as part of the Merger, in which we co-invested with Aurora National Life Assurance Company, a wholly owned subsidiary of RGA, or Aurora, primarily in senior secured loans of middle-market companies. GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee, which consisted of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). Prior to January 1, 2020, we owned 87.5% of the LLC equity interests of GCIC SLF;
•“Senior Loan Funds” refers collectively to SLF and GCIC SLF, and each a "Senior Loan Fund";
•“WF Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding originally entered into on October 10, 2014 and terminated on February 12, 2021, with Wells Fargo Securities, LLC as administrative agent, and Wells Fargo Bank, N.A., as lender, that, as of the date of its termination, allowed for borrowing up to $300.0 million, bore interest at a rate of one-month LIBOR plus 2.00% per annum and would have matured on March 21, 2024;
•“DB Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding II entered into on December 31, 2018 and terminated on October 9, 2020, with GCIC, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, that as of the date of its termination, allowed for borrowing up to $250.0 million and bore interest at a rate of the applicable base rate plus 1.90% per annum through the reinvestment period, which would have continued through December 31, 2021. The base rate under the DB Credit Facility was (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. The DB Credit Facility would have matured on December 31, 2024;
•“JPM Credit Facility” refers to the senior secured revolving credit facility that we entered into on February 11, 2021 with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the bank participants acting as lenders that allows for borrowing in an initial aggregate amount of up to $475.0 million as of September 30, 2021 in U.S. dollars and certain agreed upon foreign currencies. The interest rate on the borrowings under the facility ranges from one-month LIBOR plus 1.75% to one-month LIBOR plus 1.875%, through the maturity date of February 11, 2026;
•“MS Credit Facility II” refers to our senior secured revolving credit facility that Golub Capital BDC Funding II, LLC, a Delaware LLC and our direct subsidiary, entered into on February 1, 2019, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as most recently amended on July 30, 2021, that allowed for borrowing up to $75.0 million as of September 30, 2021 and bears interest at the applicable base rate plus 2.45% per annum through the revolving period, which ends April 21, 2024, and bears interest at the applicable base rate plus 2.95% following the revolving period through the stated maturity date of April 12, 2026;
•“Revolving Credit Facilities” refers collectively to, prior to its termination on February 12, 2021, the WF Credit Facility; prior to its termination on October 9, 2020, the DB Credit Facility; the JPM Credit Facility and the MS Credit Facility II, and each a “Revolving Credit Facility”;
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
•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on October 28, 2019, and which allowed for borrowing up to $100.0 million as of September 30, 2021;
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

Item 1. Business

GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007. We make investments primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.
In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $40.0 billion of capital under management as of September 30, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of middle-market companies. We expect to selectively invest more than $75.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.
We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.
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
GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to deal flow generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.
Our Administrator

Golub Capital LLC, our Administrator and an affiliate of GC Advisors, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2021, Golub Capital had over $40.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 340 middle-market sponsors and repeat transactions with over 230 sponsors.
Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2021, Golub Capital had more than 150 investment professionals supported by more than 440 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends
We have identified the following trends that may affect our business:
Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of COVID-19.

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

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 570 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2021, Golub Capital’s more than 150 investment professionals had an average of over 13 years of investment experience and were supported by more than 420 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3, and Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC, each of which has elected to be regulated as a business development company and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle Market Bookrunner each year from 2008 through Q2 2021 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 340 middle-market sponsors and repeat transactions with over 230 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

Disciplined Investment and Underwriting Process. GC Advisors utilizes the established investment process of Golub Capital for reviewing lending opportunities, structuring transactions and monitoring investments. Using its disciplined approach to lending, GC Advisors seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and the implementation of restrictive debt covenants. We expect that GC Advisors will continue to select borrowers whose businesses will retain significant value, even in a depressed market or a distressed sale. GC Advisors intends to reduce risk further by focusing on repeat transactions with proven, successful sponsors. While emphasizing thorough credit analysis, GC Advisors intends to maintain strong relationships with sponsors by offering rapid initial feedback from senior investment professionals on each investment opportunity.

Regimented Credit Monitoring. Following each investment, GC Advisors implements a regimented credit monitoring system. This careful approach, which involves ongoing review and analysis by teams of professionals, has enabled GC Advisors to identify problems early and to assist borrowers before they face difficult liquidity constraints. If necessary, GC Advisors can assume the role of deal sponsor in a work-out situation and has extensive restructuring experience, both in and out of bankruptcy. GC Advisors believes in the need to prepare for possible negative contingencies in order to address them promptly should they arise.

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

•middle-market companies are generally less leveraged than large companies and, we believe, offer more attractive investment returns in the form of upfront fees, prepayment penalties and higher interest rates;

•middle-market issuers are more likely to have simple capital structures;

•carefully structured covenant packages enable middle-market lenders to take early action to remediate poor financial performance; and

•middle-market lenders can undertake thorough due diligence investigations prior to investment.

Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle market companies in industries we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.
We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from the effects of the novel coronavirus, or COVID-19, pandemic in recession-resistant industries. We also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of the COVID-19 pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment provided by a middle market private equity sponsor;
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
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 1,900 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in Chicago, New York, London and San Francisco. Each of Golub Capital's originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.
Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. Golub Capital’s due diligence process for middle market credits will typically entail:

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

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:
ILLUSTRATIVE DEAL EVALUATION PROCESS
Execution.  In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, Golub Capital seeks to maintain discipline with respect to credit, pricing, and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a final memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps generally, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring.  We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our plan. In addition, our portfolio companies often rely on GC Advisors to provide them with financial and capital markets expertise.
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
For any investment rated 1, 2 or 3, GC Advisors increases its monitoring intensity and prepares regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.
GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$499,241	10.2	$257,409	6.1
4	3,951,870	80.7	3,085,610	72.8
3	395,208	8.1	836,560	19.7
2	47,836	1.0	57,754	1.4
1	731	0.0*	877	0.0*
Total	$4,894,886	100.0	$4,238,210	100.0

*	Represents an amount less than 0.1%.

Investment Committee
The purpose of GC Advisors’ investment committee, which is comprised of officers of GC Advisors, is to evaluate and approve all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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
Each transaction is presented to the investment committee in a formal written report. Each investment opportunity generally receives the unanimous approval of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.
Investment Structure
Once GC Advisors determines that a prospective portfolio company is suitable for investment, GC Advisors typically works with the private equity sponsor, if applicable, the management of that company and its other capital providers to structure our investment. GC Advisors negotiates with these parties to agree on how our investment should be structured relative to other capital in the portfolio company’s capital structure.
GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:
Senior Secured Loans.  GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

One Stop Loans.  GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans may include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.
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

Second Lien Loans.  GC Advisors structures these investments as subordinated, secured loans for which our claims on the related collateral are subordinated. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for minimal loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Subordinated Loans.  GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature.
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

Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2021, as well as the top ten industries in which we were invested as of September 30, 2021, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
Diligent Corporation	$114,466	2.3%
GS Acquisitionco, Inc.	104,078	2.1
Bullhorn, Inc.	85,083	1.8
Datix Bidco Limited	79,597	1.6
ES Acquisition, LLC	77,563	1.6
Imperial Optical Midco Inc.	69,007	1.4
Transaction Data Systems, Inc.	67,135	1.4
Whitcraft LLC	64,168	1.3
InhabitIQ Inc	60,155	1.2
Veterinary Specialists of North America, LLC	58,064	1.2
	$779,316	15.9%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$1,084,864	22.2%
Healthcare Providers and Services	532,463	10.9
IT Services	302,487	6.2
Specialty Retail	292,446	6.0
Insurance	234,529	4.8
Hotels, Restaurants and Leisure	172,285	3.5
Healthcare Equipment and Supplies	157,959	3.2
Health Care Technology	150,565	3.1
Automobiles	140,499	2.9
Diversified Consumer Services	134,232	2.7
	$3,202,329	65.5%

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
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•Rising interest rates could make it more difficult for portfolio companies to make periodic payments on their loans.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
•We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to the obligations of GC Advisors’ investment committee, GC or its affiliates have to other clients and conflicts related to fees and expenses of such other clients, incentives created by our base management and incentive fee structure, the valuation process for certain of our portfolio holdings and other arrangements with GC Advisors or its affiliates.
•GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
•GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for a company investment.
•GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
•Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors time and focus.
•We and GC Advisors could be the target of litigation or regulatory investigations.
•We are subject to certain risks related to our ability to qualify as a RIC and to related to regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which could accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with the Unsecured Notes, the Debt Securitizations and the Revolving Credit Facilities.
•The majority of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Our investments in debt, leveraged portfolio companies, private and middle-market portfolio companies are risky and we could lose all or part of our investment.

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
•We are subject to credit and default risk and portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
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

Investors are subject to risks relating to an investment in our securities

•Investing in our securities could involve an above average degree of risk and the market price of our securities could fluctuate significantly.
•Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.
•There is a risk that investors in our equity securities will not receive distributions or that our distributions do not grow over time and a portion of our distributions could be a return of capital.
•The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Unsecured Notes.

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
There was no Capital Gain Incentive Fee payable as calculated under the Prior Investment Advisory Agreement or the Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2021, 2020 and 2019. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Prior Investment Advisory Agreement or the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. For the years ended September 30, 2021 and 2020, we did not accrue a Capital Gain Incentive Fee under GAAP. For the year ended September 30, 2019, we reversed a Capital Gain Incentive Fee under GAAP of $5.6 million.
The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee”.
Examples of Quarterly Incentive Fee Calculation
Example 1 — Income Related Portion of Incentive Fee(1):
Assumptions
Hurdle rate(2) = 2.00%
Management fee(3) = 0.688%
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
(3)Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity.
(4)Excludes offering expenses.

Alternative 1
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 0.212%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 2
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.25%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 2.212%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	=	100% × “catch-up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.50%))
	=	(100% × (2.212% – 2.00%)) + 0%
	=	100% × 0.212%
	=	0.212%
Alternative 3
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 4.00%
Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 2.962%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	=	100% × “catch-up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.50%))
	=	(100% × (2.50% – 2.00%)) + (20% × (2.962% – 2.50%))
	=	0.50% + (20% × 0.462%)
	=	0.50% + 0.0924%
	=	0.5924%
Example 2 — Capital Gain Incentive Fee:
Alternative 1
Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million.
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)
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
At a meeting of our stockholders held on September 4, 2019, our stockholders voted to approve the Investment Advisory Agreement, which was entered into effective as of the closing of the Merger. Our board of directors most recently reapproved the Investment Advisory Agreement in May 2021.
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2021, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to us effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including the 2014 Issuer, BDC Holdings, GCIC Holdings, the 2018 Issuer, the GCIC 2018 Issuer, the 2020 Issuer, the 2018 CLO Depositor, the GCIC CLO Depositor, the 2020 CLO Depositor, Funding, Funding II, GCIC Funding, GCIC Funding II, the Senior Loan Funds and the SBIC Funds for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis.

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
Codes of Ethics
We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from our website at www.golubcapitalbdc.com, or from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K.
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
Proxy Voting Records
You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2021 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Small Business Investment Company Regulations
On November 4, 2020, May 4, 2021 and September 21, 2021, SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, respectively, surrendered their licenses to operate as a SBIC. Prior to the surrender of the licenses of the SBIC Funds, we operated the SBIC Funds as wholly-owned subsidiaries of the Company.
The SBIC Funds each had investment objectives substantially similar to ours and made similar types of investments in accordance with SBIC regulations.
Prior to their surrender, the licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allowed the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. As of September 30, 2021, all SBA-guaranteed debentures issued by each of the SBIC Funds have been repaid and no SBA-guaranteed debentures were outstanding at any of the SBIC Funds. SBA-guaranteed debentures carried long-term fixed rates that were generally lower than rates on comparable bank and other debt, had a maturity of ten years, required semi-annual payments of interest and did not require any principal payments prior to maturity. Under the regulations applicable to SBICs, each of the SBIC Funds was permitted to have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equated to the amount of its equity capital. SBIC regulations limited the amount that a single SBIC subsidiary could borrow to a maximum of $175.0 million, assuming that it had at least $87.5 million of equity capital. The SBIC Funds were subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.
The original amount committed to SBIC IV, SBIC V, and SBIC VI by the SBA was $150.0 million, $175.0 million, and $175.0 million, respectively. Through September 30, 2021, SBIC IV, SBIC V, and SBIC VI have repaid $150.0 million, $175.0 million, and $110.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated.
Under SBIC regulations, the SBIC Funds were permitted to make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Eligible small businesses generally included businesses that (together with their affiliates) had a tangible net worth not exceeding

$19.5 million and had average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, the SBIC Funds were required to devote 25% of their respective investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally included businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provided alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue.
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares of common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•a citizen or individual resident of the United States;

•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of our common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares of common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status, and we could choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We could then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Any underwriting fees paid by us are not deductible. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

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

Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.
Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of our common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.
Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we could, under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.
If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares of our common stock will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.
A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.
In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares of common stock. Such rate is lower than the maximum federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally can deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally could be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally cannot deduct any net capital losses for a tax year, but can carry back such losses for three tax years or carry forward such losses for five tax years.
We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the lower tax rates applicable to certain qualified dividends.
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (iii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. stockholder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Backup withholding, currently at a rate of 24%, could be applicable to all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is not an additional tax and is generally allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and could entitle such stockholder to a refund, provided that proper information is timely provided to the IRS.
If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.
Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.
Certain properly-designated dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could designate all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or, in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions (which we could do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).
A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, could be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.
Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported include the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.
An investment in shares by a non-U.S. person could also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our common stock.

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
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
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage.
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
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
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
In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining LIBOR by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the CLO market, the leveraged loan market and/or us.
On July 29, 2021, the Alternative Reference Rates Committee formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable.
As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of our board of directors, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
From time to time, we expect to have direct or indirect exposure to companies controlled by private equity sponsors in which the sponsors have completed one or more dividend recapitalizations, thereby allowing the private equity sponsor to substantially reduce or eliminate its net investment in an underlying portfolio company. These investments generally present different investment characteristics to us than investments where a private equity sponsor retains a significant net contributed capital position in the company. These investments could experience a higher rate of default. Even when a default does not occur, private equity sponsors could be less willing to provide ongoing financial, managerial or operating support to a portfolio company after it has received one or more capital distributions on its investment.
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
Potential investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
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
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there will be times when GC Advisors or such persons have interests that differ from those of our security holders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to identify, monitor and mitigate conflicts of interest. Further, GC Advisors has implemented policies and procedures reasonably designed to ensure its clients are treated fairly and equitably over time. GC Advisors believes that these factors, together with Golub Capital’s commitment to put investors first, effectively mitigate the risks associated with such conflicts of interest. However, it can be difficult to ensure that conflicts of interest do not adversely affect us.
There are conflicts related to the obligations of GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of GBDC 3 and GDLC, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
GC Advisors' management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. For example, the economic disruption and uncertainty precipitated by the COVID-19 pandemic has required GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to these existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC 3, GDLC and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments. This compensation arrangement creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative, including debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
Our securities may be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates may have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
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
In connection with that determination, investment professionals from GC Advisors will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
Our ability to enter into transactions with our affiliates will be restricted, which could limit the scope of investments available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. GC Advisors and its affiliates are considered our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and the co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
On occasion, an investment opportunity will be too large to satisfy our desired position size and that of other investment funds and accounts managed by GC Advisors and its affiliates. GC Advisors can provide no assurance that it will be able to identify counterparties to participate in such investment opportunities, and could be required to decline to make investments where it does not believe that it can successfully sell some of the investment opportunity to another market participant.
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors may determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest may still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third party financing in place of or in addition to loans from GC Advisors and its affiliates, such third party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
In connection with investments made by us, GC Advisors and its affiliates often receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. The potential for GC Advisors and its affiliates to receive such economic benefits creates conflicts of interest as GC Advisors and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by GC Advisors and its affiliates can participate in the original or refinanced investment, or both.
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that such reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
GC Advisors will not make any investment on behalf of us that it does not believe to be in our best interest. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC

Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes will increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains two major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
Investors should be aware that other lines of business at Golub Capital could indirectly affect their investment in us, even if we are not directly exposed to those lines of business. While GC Advisors and its affiliates keep each investment client as a legally distinct entity or account, there are risks that a separate business line suffering a material adverse condition could affect other business lines to which we have direct exposure, and consequently, our performance. These risks could materially affect GC Advisors’ business as a whole, and include loss of reputation, loss of management time and focus, regulatory sanctions, and adverse impact to business relationships.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of
GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in the Company. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of the Investment Manager from the core investment activities of the Fund, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of the Company and could adversely affect us or GC Advisors and GC

Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
Stockholders could receive shares of our common stock as distributions, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is currently required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction and could vary considerably from jurisdiction to jurisdiction.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2021, we had $2.6 billion of outstanding borrowings, including $408.2 million and $546.5 million outstanding under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and could have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that could involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders would not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. While leverage presents opportunities for increasing our total return, it also has the potential to increase losses. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2021, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-22.99%	-12.99%	-2.99%	7.00%	17.00%

(1)Assumes $5.2 billion in total assets, $2.6 billion in debt and secured borrowings outstanding and $2.6 billion in net assets as of September 30, 2021 and an effective annual interest rate of 3.01% as of September 30, 2021.
Based on our outstanding indebtedness of $2.6 billion as of September 30, 2021 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, of 3.01% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.50% to cover annual interest payments on the outstanding debt.
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
As a result of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, (each a “Debt Securitization” and, collectively, the “Debt Securitizations”), we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2018 Debt Securitization and the GCIC 2018 Debt Securitization were the 2018 Issuer and the GCIC 2018 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2018 Issuer and the GCIC 2018 Issuer are wholly-owned subsidiaries of 2018 CLO Depositor and GCIC CLO Depositor, respectively, each a wholly-owned subsidiary of the Company (each a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements.
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
Under the terms of the respective loan sale agreements entered into upon closing of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization (each a “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing such Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the respective Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing each such Debt Securitization (each, a “Depositor Loan Sale Agreement”), which provides for the sale of assets on the applicable closing date as well as future sales from us to the applicable Securitization Issuer through the applicable CLO Depositor, (1) we sold and/or contributed to the applicable CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the applicable Debt Securitization and participations for the purchase price and other consideration set forth in the applicable Depositor Loan Sale Agreement and (2) the applicable CLO Depositor, in turn, sold to the applicable Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the applicable Securitization Issuer, and not GC Advisors, the applicable CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations.
As of September 30, 2021, we held indirectly through the applicable CLO Depositor, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes, and 100% of the membership interests in the 2018 Issuer, the Class C GCIC 2018 Notes, the Class D GCIC 2018 Notes, the Subordinated GCIC 2018 Notes and 100% of the membership interests in the GCIC 2018 Issuer. As a result, we consolidate the financial statements of the 2018 Issuer and the GCIC 2018 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

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
The notes and membership interests that we hold that are issued by the Securitization Issuers are subordinated obligations of the applicable Securitization Issuer and we could be prevented from receiving cash from such Securitization Issuer.
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
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the applicable Debt Securitization. For as long as the Class A 2018 Notes and the Class A GCIC 2018 Notes, holders of such class of notes or loans comprise the Controlling Class under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. If such notes or loans are paid in full, then the Class B 2018 Notes and the Class B GCIC 2018 Notes would comprise the Controlling Class under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. Holders of the Controlling Class under the applicable Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the applicable Debt Securitization.
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
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class C‑2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes to the extent the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, or Class D 2018 Notes constitute the Controlling Class, the Class B‑2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes to the extent the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes or Class D GCIC 2018 Notes constitute the Controlling Class and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each Debt Securitization, there are two asset coverage tests applicable to the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer; and the Class A GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes and Class D GCIC 2018, with respect to the GCIC 2018 Issuer.
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
The value of the Class C-2 2018 Notes, Class D 2018 Notes, Subordinated 2018 Notes, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes or the Subordinated GCIC 2018 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2018 Debt Securitization and the 2018 GCIC Debt Securitization could extend through as late as January 15, 2023 and January 20, 2023, respectively. During the respective reinvestment period, market conditions and restrictions on investment under the indenture governing the applicable Debt Securitization could result in periods of time in which the applicable Securitization Issuer is not able to fully invest its available collateral or during which collateral available is not of comparable quality or yield, which could affect the value of the collateral securing the notes issued by such Securitization Issuer that we hold.
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
Certain Securitization Issuers could issue additional Notes.
Under the terms of the documents governing the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, the applicable Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the applicable Debt Securitization and, in the case of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, the applicable CLO Depositor and a supermajority of the Subordinated 2018 Notes or Subordinated GCIC 2018 Notes , as applicable. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the applicable Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over LIBOR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2018 Issuer or the GCIC 2018 Issuer to issue any additional notes at this time. We could amend the documents governing each Debt Securitization from time to time, and without amendment, the 2018 Debt Securitization documents do not provide for additional issuances of Class A 2018 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
We are subject to risks associated with any Revolving Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
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
We receive cash from a Funding Subsidiary only to the extent that we receive distributions on our equity interests in such Funding Subsidiary. Each Funding Subsidiary could make distributions on its equity interests only to the extent permitted by the payment priority provisions of the applicable Revolving Credit Facility. Each of the Revolving Credit Facilities generally provides that payments on the respective interests could not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if a Funding Subsidiary does not meet the asset coverage tests or the interest coverage test set forth in the documents of the applicable Revolving Credit Facility, a default would occur. In the event of a default under a Revolving Credit Facility document, cash would be diverted from us to pay the applicable lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
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
We can, and have in the past, entered into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.

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
Adverse developments in the credit markets can impair our ability to enter into new debt financing arrangements.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it can be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that the board of directors could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
GC Advisors can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we can provide no assurance that we would be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock could decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we can provide no assurance that we would be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock could decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
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
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. These companies could be subject to restrictive financial and operating covenants and their leverage could impair their ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities could be limited. Such developments could be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we could have obtained in connection with our investment. Smaller leveraged companies also could have less predictable operating results and could require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
Our investments in leveraged portfolio companies and private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies may have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by the COVID-19 pandemic. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities
The lack of liquidity in our investments could adversely affect our business.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the Accounting Standards Codification Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made in the future and other relevant factors.
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

Portfolio companies could prepay loans, which could reduce our yields if capital returned is not invested in transactions with equal or greater expected yields.
The loans in our investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment could be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security’s expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us. Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and could increase the security’s price volatility.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
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
We have not yet identified the portfolio company investments we will acquire and we could have difficulty sourcing investment opportunities.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events has been significantly increased by the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interests (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we could be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We could also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements could result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of payments previously received by us.
GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements for each of the 2014 Debt Securitization (prior to the 2014 Notes redemption), 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization (prior to the 2020 Notes redemption), GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2021, we were invested in securities of twenty-three non-U.S. companies.

Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
We have and could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.

We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. We also could be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell our underlying equity interests. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.
We could be subject to lender liability claims with respect to our portfolio company investments.
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of the loans, the loans could be subject to claims of subordination.

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
There is a risk that investors in our equity securities will not receive distributions or that our distributions do not grow over time and a portion of our distributions could be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock or other disposition. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common stock, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRIP, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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

The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the Unsecured Notes or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the Debt Securitizations and Revolving Credit Facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2021, we had an aggregate of approximately $1.4 billion of outstanding borrowings under the Debt Securitizations and the Revolving Credit Facilities, all of which are secured and thus effectively senior to the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of Golub Capital BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Unsecured Notes and the Unsecured Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes.
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Unsecured Notes are structurally subordinated, or junior, to the Debt Securitizations, the Revolving Credit Facilities and other liabilities (including trade payables) incurred by any of our existing or future subsidiaries, financing vehicles or similar facilities. All of the existing indebtedness of our subsidiaries is structurally senior to the Unsecured Notes.
In addition, our subsidiaries and any additional subsidiaries that we may form may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.
The indenture governing the Unsecured Notes contains limited protection for holders of the
Unsecured Notes.
The indenture governing the Unsecured Notes offers limited protection to holders of the Unsecured
Notes. The terms of the indenture and the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Unsecured Notes. In particular, the terms of the indenture and the Unsecured Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu, or equal, in right of payment to the Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the Unsecured Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes;
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
Furthermore, the terms of the indenture and the Unsecured Notes do not protect holders of the Unsecured Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the indenture governing the Unsecured Notes.
Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the Unsecured Notes and may have important consequences for holders of the Unsecured Notes, including making it more difficult for us to satisfy our obligations with respect to the Unsecured Notes or negatively affecting the trading value of the Unsecured Notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the
Unsecured Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Unsecured Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Unsecured Notes.
If an active trading market for the Unsecured Notes does not develop, holders may not be able to resell them.
The Unsecured Notes are new issuances of debt securities and currently may or may not have an active trading market. We do not intend to apply for listing of the Unsecured Notes on any securities exchange or for quotation of the Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holder may not be able to resell the Unsecured Notes at their fair market value or at all. If the Unsecured Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for the Unsecured Notes, that holders will be able to sell the Unsecured Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Unsecured Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the Unsecured Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Unsecured Notes.
Any default under the agreements governing our indebtedness, including the Debt Securitizations, the Revolving Credit Facilities or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Unsecured Notes and substantially decrease the market value of the Unsecured Notes.
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
If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Revolving Credit Facilities or the required holders of the Debt Securitizations or other debt that we may incur in the future, to avoid being in default. If we breach our covenants under the Debt Securitizations, the Revolving Credit Facilities or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
If we are unable to repay debt, lenders or holders having secured obligations, including the lenders and holders under the Debt Securitizations and the Revolving Credit Facilities could proceed against the collateral securing the debt. Because the Revolving Credit Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of the Unsecured Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Unsecured Notes or other debt securities we may issue. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Unsecured Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of the Unsecured Notes of any changes in our credit ratings.
An increase in market interest rates could result in a decrease in the market value of the Unsecured Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Unsecured Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if market interest rates increase, the market values of the Unsecured Notes with fixed interest rates may decline. We cannot predict the future level of market interest rates.
The optional redemption provision may materially adversely affect the return on the Unsecured Notes.
The Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the Unsecured Notes. In this circumstance, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Unsecured Notes being redeemed.
We may not be able to repurchase the Unsecured Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the Unsecured Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the Unsecured Notes) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Unsecured Notes may require us to repurchase for cash some or all of the Unsecured Notes at a repurchase price equal to 100% of the aggregate principal amount of the Unsecured Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Unsecured Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Unsecured Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately.
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
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2021 and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2022. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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

General Risk Factors
We are currently in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
In 2020, the U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
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
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments have adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of any resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong any downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic or any other pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors. The COVID-19 pandemic has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which could also have a materially adverse effect on us.
Given the ongoing and dynamic nature of the circumstances, the extent of the impact of COVID-19 on GC Advisors and us will depend on future developments, which are highly uncertain and cannot be predicted. For example, the COVID-19 pandemic has caused governments, including in the United States, to adopt massive stimulus programs and additional stimulus programs are likely to be adopted in the future. Even as the pandemic abates, the United States and other countries could have had record levels of unemployment, and, as a result, the countries could face severe economic depressions. The effects that any of these events would have on the economy, the markets, and our investments or returns are uncertain. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We could experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on any borrowings and the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Political uncertainty could adversely affect our business
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, the risks related to the elections in the U.S. or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation from the Commodity Futures Trading Commission, or the CFTC, or determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued and became effective with respect to collateralized loan obligation, or CLOs, on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
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
Technological innovations and industry disruptions may negatively impact us.
Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which GC Advisors and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
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
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU's General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
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

Period	NAV(1)	Closing Sales Price(2)		Premium (Discount) of High Sales Price to NAV(3)	Premium (Discount) of Low Sales Price to NAV(3)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2021
Fourth quarter	$15.19	$16.01	$15.17	5.4%	(0.1)%	$0.29
Third quarter	15.06	16.10	14.72	6.9	(2.3)	0.29
Second quarter	14.86	15.36	14.08	3.4	(5.2)	0.29
First quarter	14.60	14.15	12.66	(3.1)	(13.3)	0.29
Fiscal year ended September 30, 2020
Fourth quarter	$14.33	$13.44	$11.31	(6.2)%	(21.1)%	$0.29
Third quarter	14.05	12.65	9.58	(10.0)	(31.8)	0.29
Second quarter	14.62	18.14	9.55	24.1	(34.7)	0.33
First quarter	16.66	18.56	17.70	11.4	6.2	0.46	(4)

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
The last reported price for our common stock on November 24, 2021 was $15.12 per share. As of November 24, 2021, we had 742 stockholders of record.
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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2021
September 8, 2021	September 29, 2021	$0.29
June 11, 2021	June 29, 2021	0.29
March 5, 2021	March 30, 2021	0.29
December 11, 2020	December 30, 2020	0.29
Total		$1.16

Fiscal year ended September 30, 2020
September 8, 2020	September 29, 2020	$0.29
June 9, 2020	June 29, 2020	0.29
March 6, 2020	March 27, 2020	0.33
December 12, 2019 (1)	December 30, 2019	0.46
Total		$1.37
(1) Includes a special distribution of $0.13 per share.
On November 19, 2021, our board of directors declared a quarterly distribution of $0.30 per share, which is payable on December 30, 2021 to holders of record as of December 10, 2021.
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2015 to September 30, 2021 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2015, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250.00
$200.00
$150.00
$100.00
$50.00
September-15
December-15
March-16
June-16
September-16
December-16
March-17
June-17
September-17
December-17
March-18
June-18
September-18
December - 18
March - 19
June - 19
September - 19
December - 19
March - 20
June - 20
September - 20
December - 20
March - 21
June - 21
September - 21
Golub Capital BDC, Inc.
S&P 500 Index
NASDAQ Financial 100

Item 6. Reserved

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $40.0 billion in capital under management as of September 30, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of September 30, 2021 and 2020, our portfolio at fair value was comprised of the following:

	As of September 30, 2021		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$784,805	16.0%	$640,213	15.1%
One stop	3,882,314	79.3	3,485,585	82.2
Second lien	41,857	0.9	19,640	0.5
Subordinated debt	172	0.0 *	575	0.0 *
Equity	185,738	3.8	92,197	2.2
Total	$4,894,886	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2021 and 2020, one stop loans included $527.8 million and $430.2 million, respectively, of late stage lending loans at fair value.

As of September 30, 2021 and 2020, we had debt and equity investments in 296 and 254 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2021 and 2020:

	Year ended
	September 30, 2021	September 30, 2020
Weighted average income yield (1)	7.4%	7.6%
Weighted average investment income yield (2)	7.9%	8.0%
Total return based on average net asset value (3)	13.7%	2.5%
Total return based on market value (4)	28.9%	(22.8)%

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

Prior to the redemption of the 2014 Notes and termination of the documents governing the 2014 Debt Securitization on August 26, 2020, GC Advisors served as collateral manager for the 2014 Issuer, our wholly-owned subsidiary, under the 2014 Collateral Management Agreement and was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ referred to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

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

GC Advisors, as collateral manager for the GCIC 2018 Issuer under the GCIC 2018 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Prior to the redemption of the 2020 Notes and the termination of the documents governing the 2020 Debt Securitization on August 26, 2021, GC Advisors served as collateral manager for the 2020 Issuer under the 2020 Collateral Management Agreement and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2020 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2020 Collateral Management Agreement, the term “collection period” generally referred to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees were paid directly by the 2014 Issuer and 2020 Issuer and are paid directly by the 2018 Issuer and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the initial structuring of the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC (as defined in the “GCIC Acquisition” section below), the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. The 2020 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2020 Debt Securitization. Term debt securitizations are also known as CLOs and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization and GCIC 2018 Debt Securitization and collectively the Debt Securitizations, as applicable.

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

COVID-19 Pandemic

The rapid spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While several countries, as well as certain states in the United States, have lifted or reduced certain travel restrictions, business closures and other quarantine measures and recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. In early 2021, COVID-19 vaccines started to be administered to high-risk adults and essential workers across the United States and eligibility to receive the vaccine has since expanded to all adults and children of certain ages. Although we believe the number of vaccinated adults and children in the United States is promising for continued reductions of travel restrictions and other quarantine measures, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We continue to experience reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the year ended September 30, 2021.

Recent Developments

On October 13, 2021, we issued an additional $200.0 million aggregate principal amount of our 2026 Notes (as defined in Note 7 of our consolidated financial statements), or the New 2026 Notes. Upon issuance of the New 2026 Notes, the outstanding aggregate principal amount of the 2026 Notes is $600.0 million.

On October 14, 2021, we entered into an agreement with Signature Bank, Wells Fargo Bank, National Association and Regions Bank, pursuant to which, through the accordion feature in the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), the aggregate commitments under the JPM Credit Facility increased from $475.0 million to $687.5 million.

On October 15, 2021, we issued an additional $100.0 million aggregate principal amount of our 2024 Notes (as defined in Note 7 of our consolidated financial statements), or the New 2024 Notes. Upon issuance of the New 2024 Notes, the outstanding aggregate principal amount of the 2024 Notes is $500.0 million.

On November 19, 2021, our board of directors declared a quarterly distribution of $0.30 per share, which is payable on December 30, 2021 to holders of record as of December 10, 2021.

On November 19, 2021, we entered into an amendment, or the JPM Credit Facility Amendment, to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, (x) increase the accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility, to a total facility size of $1.5 billion from $712.5 million, and (y) replace the LIBOR benchmark and interest rate for loans denominated in Pounds Sterling and Swiss Francs. Upon effectiveness of the JPM Credit Facility Amendment on November 19, 2021, borrowings under the JPM Credit Facility remain subject to compliance with a borrowing base test. In connection with the JPM Credit Facility Amendment, interest under the JPM Credit Facility for loans denominated in Pounds Sterling or Swiss Francs, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at a rate equal to one month SONIA plus 1.7826% per annum or one month Swiss Average Overnight Rate, or SARON, plus 1.6929% per annum, respectively and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to one month SONIA plus 1.9076% per annum or one month SARON plus 1.8179% per annum, respectively.

On November 23, 2021, we entered into an agreement with First National Bank of Pennsylvania, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $687.5 million to $1.0 billion.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2020 and 2019 can be found in our Form 10-K for the fiscal year ended September 30, 2020 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2021 and 2020 are as follows:

	Year ended		Variances
	September 30, 2021	September 30, 2020	2021 vs. 2020
	(In thousands)
Interest income	$309,832	$318,480	$(8,648)
Accretion of discounts and amortization of premiums	21,399	16,437	4,962
GCIC acquisition purchase premium amortization	(30,793)	(39,920)	9,127
Dividend income from LLC equity interests in SLF and GCIC SLF(1)	—	1,905	(1,905)
Dividend income	1,720	291	1,429
Fee income	4,967	1,760	3,207
Total investment income	307,125	298,953	8,172
Total net expenses	139,453	159,894	(20,441)
Net investment income	167,672	139,059	28,613
Net realized gain (loss) on investment transactions	8,297	(16,277)	24,574
Net realized gain (loss) on investment transactions due to purchase premium	(392)	(2,383)	1,991
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	134,061	(107,830)	241,891
Net change in unrealized appreciation on investment transactions due to purchase premium	31,185	42,303	(11,118)
Net gain (loss) on investment transactions	173,151	(84,187)	257,338
Provision for taxes on unrealized appreciation on investments	(543)	—	(543)
Net increase in net assets resulting from operations	$340,280	$54,872	$285,408
Average earning debt investments, at fair value(2)	$4,236,042	$4,209,837	$26,205

(1)For periods ending on or after January 1, 2020, the assets and liabilities of SLF and GCIC SLF are consolidated into our financial statements and notes thereto.
(2)Does not include our investments in LLC equity interests in SLF and GCIC SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, year-to-date comparisons of net income may not be meaningful.

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

	Year ended September 30,
	2021	2020
	(In thousands)
Net investment income	$167,672	$139,059
Add: GCIC acquisition purchase premium amortization	30,793	39,920
Adjusted net investment income	$198,465	$178,979

Net gain (loss) on investment transactions	$173,151	$(84,187)
Add: Realized (gain) loss on investment transactions due to purchase premium	392	2,383
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(31,185)	(42,303)
Adjusted net realized and unrealized gain/(loss)	$142,358	$(124,107)

Net increase in net assets resulting from operations	$340,280	$54,872
Add: GCIC acquisition purchase premium amortization	30,793	39,920
Add: Realized (gain) loss on investment transactions due to purchase premium	392	2,383
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(31,185)	(42,303)
Adjusted net income	$340,280	$54,872

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

Investment Income

Investment income increased from the year ended September 30, 2020 to the year ended September 30, 2021 by $8.2 million, primarily due to a reduction in GCIC acquisition purchase price premium amortization, an increase in fee income of $3.2 million primarily driven by an increase in prepayment fees and an increase in accretion income of $5.0 million resulting from increased payoffs of portfolio company investments. These increases were partially offset by a decrease in interest income that was driven primarily by a lower average LIBOR rate for the year ended September 30, 2021 as compared to the average LIBOR rate for the year ended September 30, 2020 and interest rate compression on new one stop and senior secured loans during the year ended September 30, 2021.

The income yield by debt security type for the years ended September 30, 2021 and 2020 was as follows:

	Year ended September 30,
	2021	2020
Senior secured	6.1%	6.5%
One stop	7.7%	7.8%
Second lien	11.5%	10.2%
Subordinated debt	12.0%	11.2%

Income yields on one stop and senior secured loans decreased for the year ended September 30, 2021 as compared to the year ended September 30, 2020 primarily due to a decrease in the average LIBOR for the year ended September 30, 2021 compared to the year ended September 30, 2020. Our loan portfolio is insulated from a drop in LIBOR below approximately 1.0% as over 90.0% of the loan portfolio at fair value as of September 30, 2021 is subject to a LIBOR floor. As of September 30, 2021, the weighted average LIBOR floor of our loans at fair value was 0.99%.
Income yields on one stop and senior secured loans also decreased for the year ended September 30, 2021 as compared to the year ended September 30, 2020 primarily due to a general trend of interest rate compression on new investments.

As of September 30, 2021, we have six second lien investments and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2021 and 2020:

	Year ended September 30,		Variances
	2021	2020	2021 vs. 2020
	(In thousands)
Interest and other debt financing expenses	$55,536	$71,324	$(15,788)
Amortization of debt issuance costs	10,203	3,534	6,669
Base management fee, net of waiver	57,858	59,243	(1,385)
Income incentive fee	3,214	13,831	(10,617)
Capital gain incentive fee	—	—	—
Professional fees	3,992	4,727	(735)
Administrative service fee	7,227	6,037	1,190
General and administrative expenses	1,423	1,198	225
Net expenses	$139,453	$159,894	$(20,441)
Average debt outstanding	$2,184,010	$2,200,950	$(16,940)
Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased for the year ended September 30, 2021 compared to the year ended September 30, 2020 by $9.1 million, primarily due to a decrease in LIBOR on our floating rate facilities and a decrease in average debt outstanding, partially offset by the acceleration of amortization of deferred issuance costs for terminated facilities during the year ended September 30, 2021. For more information about our outstanding borrowings for the years ended September 30, 2021 and 2020, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2021 and 2020, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 3.0% and 3.4%, respectively. The decrease in the effective average interest rate for the year ended September 30, 2021 compared to the year ended September 30, 2020 was primarily due to a lower average LIBOR on our borrowings, the issuance of the 2026 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 2.500% and the issuance of the 2027 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 2.050%, partially offset by the issuance of the 2024 Unsecured Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 3.375%.

Management Fee

The base management fee, net of waiver, decreased from the year ended September 30, 2020 to the year ended September 30, 2021, primarily due to $4.0 million of base management fees irrevocably waived by GC Advisors to offset the one-time costs associated with the accelerated amortization of debt issuance costs on the early redemption of the 2020 Debt Securitization and debentures outstanding at SBIC VI during the fiscal year 2021 fourth quarter. The irrevocable waiver partially offset an increase in gross base management fees from the year ended September 30, 2020 to the year ended September 30, 2021 as a result of an increase in average adjusted gross assets from 2020 to 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $10.6 million from the year ended September 30, 2020 to the year ended September 30, 2021 primarily due to a lower rate of return on the value of our net assets driven by modest net funds growth through the third quarter of fiscal year 2021 and general interest rate compression on new investments, which was partially offset by an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, an increase in net investment income causes a corresponding increase in the Income Incentive fee until we are fully through the catch up. For the year ended September 30, 2021, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income decreased to 1.9% from 9.0% for the year ended September 30, 2020.

For each of the years ended September 30, 2021 and 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There was no capital gain incentive fee accrual calculated in accordance with GAAP as of September 30, 2021 and 2020. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.7 million from the year ended September 30, 2020 to the year ended September 30, 2021. This increase was primarily due to an increase in the administrative service fee due to investments in information technology and human capital that was partially offset by reduced professional fees driven by operational synergies resulting from the Merger. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2021 and 2020 were $7.0 million and $6.4 million, respectively.

As of September 30, 2021 and 2020, included in accounts payable and other liabilities were $2.5 million and $1.6 million, respectively, for expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Year ended September 30,		Variances
	2021	2020	2021 vs. 2020
	(In thousands)
Net realized gain (loss) on investments	$13,324	$(18,680)	$32,004
Foreign currency transactions	(5,419)	20	(5,439)
Net realized gain (loss) on investment transactions	$7,905	$(18,660)	$26,565
Unrealized appreciation on investments	183,514	53,225	130,289
Unrealized (depreciation) on investments	(23,339)	(118,918)	95,579
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	—	3,843	(3,843)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	3,917	(2,728)	6,645
Unrealized appreciation (depreciation) on forward currency contracts	1,154	(949)	2,103
Net change in unrealized appreciation (depreciation) on investment transactions	$165,246	$(65,527)	$230,773
Provision for taxes on unrealized appreciation on investments	$(543)	$—	$(543)

(1)Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger. On January 1, 2020, SLF and GCIC SLF became our wholly-owned subsidiaries and the assets and liabilities were consolidated into us.

During the year ended September 30, 2021, we had a net realized gain of $7.9 million, primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies, that was partially offset by recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and net realized losses recognized on the repayment of non-U.S. dollar dominated debt.

For the year ended September 30, 2020, we had a net realized loss of $18.7 million primarily attributable to recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and $4.0 million in realized loss that resulted from the consolidation of SLF and GCIC SLF, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the year ended September 30, 2021, we had $183.5 million in unrealized appreciation on 272 portfolio company investments, which was offset by $23.3 million in unrealized depreciation on 79 portfolio company investments. Unrealized appreciation for the year ended September 30, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the year ended September 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the year ended September 30, 2021.

For the year ended September 30, 2020, we had $53.2 million in unrealized appreciation on 140 portfolio company investments, which was offset by $118.9 million in unrealized depreciation on 136 portfolio company investments. Unrealized appreciation for the year ended September 30, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the year ended September 30, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities. The unrealized appreciation on our investments in SLF and GCIC SLF of $3.8 million was due to the reversal of unrealized depreciation as a result of the consolidation of SLF and GCIC SLF.

For the year ended September 30, 2021, we had $0.5 million of income tax expense related to unrealized appreciation on investments held in consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes.

Liquidity and Capital Resources

For the year ended September 30, 2021, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $60.8 million. During the period, cash used in operating activities was $306.0 million, primarily driven by fundings of portfolio investments of $2,082.1 million, offset by proceeds from principal payments and sales of portfolio investments of $1,593.5 million and net investment income of $167.7 million. Lastly, cash provided by financing activities was $366.9 million, primarily driven by borrowings on debt of $3,358.8 million, offset by repayments of debt of $2,816.1 million, distributions paid of $139.1 million, and purchases of common stock under the DRIP of $14.7 million.

For the year ended September 30, 2020, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $99.9 million. During the period, cash provided by operating activities was $187.7 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $706.0 million and net investment income of $139.1 million, partially offset by fundings of portfolio investments of $643.2 million. Lastly, cash used in financing activities was $87.8 million, primarily driven by repayments of debt of $1,255.1 million, distributions paid of $136.4 million, and purchases of common stock under the DRIP of $45.5 million, partially offset by borrowings on debt of $1,053.6 million and $300.4 million of proceeds from stock issuances.

As of September 30, 2021 and 2020, we had cash and cash equivalents of $175.6 million and $24.6 million, respectively. In addition, we had foreign currencies of $5.5 million and $0.6 million as of September 30, 2021 and 2020, respectively, restricted cash and cash equivalents of $61.8 million and $157.6 million as of September 30, 2021 and 2020, respectively, and restricted foreign currencies of $1.4 million and $1.7 million as of September 30, 2021 and 2020, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments" section above.

Revolving Debt Facilities

MS Credit Facility II - As of September 30, 2021 and 2020, we had $0.0 million and $313.3 million outstanding under the MS Credit Facility II, respectively. As of September 30, 2021, the MS Credit Facility II allowed Funding II as amended, to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2021 and 2020, subject to leverage and borrowing base restrictions, we had approximately $75.0 million and $86.7 million of remaining commitments, respectively, and $75.0 million and $8.0 million of availability, respectively, on the MS Credit Facility II.

WF Credit Facility - On February 12, 2021, we repaid all outstanding borrowings under the WF Credit Facility, following which the WF Credit Facility was terminated. As of September 30, 2020, we had outstanding debt under the WF Credit Facility of $199.6 million. Prior to termination, the WF Credit Facility allowed GCIC Funding, to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

DB Credit Facility - On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated. As of September 30, 2020, we had outstanding debt under the DB Credit Facility of $153.5 million. As of September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $96.5 million of remaining commitments and $82.7 million of availability on the DB Credit Facility.

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility, which allowed us to borrow up to $475.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2021, we had outstanding debt under the JPM Credit Facility of $472.1 million. As of September 30, 2021, subject to leverage and borrowing base restrictions, we had $2.9 million of remaining commitments and $2.9 million of availability on the JPM Credit Facility. Effective October 14, 2021 and November 23, 2021, we increased commitments on the JPM Credit Facility to $687.5 million and $1,037.5 million, respectively.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver, which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of September 30, 2021. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of September 30, 2021 and 2020, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2021 and 2020 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2021 and 2020, we had outstanding debt under the 2018 Debt Securitization of $408.2 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the September 30, 2021 and 2020 Consolidated Statements of Financial Condition as our debt. As of September 30, 2021 and 2020 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2021 and 2020, we had outstanding debt under the GCIC 2018 Debt Securitization of $544.2 million and $542.4 million, respectively.

2020 Debt Securitization - On August 26, 2021, the 2020 Notes were redeemed and following such redemption, the agreements governing the 2020 Debt Securitization were terminated. The Class A-1, Class A-2, and Class B Notes are included in the September 30, 2020 Consolidated Statements of Financial Condition as our debt. As of September 30, 2020, the Class C 2020 Notes and the Subordinated 2020 Notes were eliminated in consolidation. As of September 30, 2020, we had outstanding debt under the 2020 Debt Securitization of $189.0 million.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

SBA Debentures

Under present SBIC regulations, the maximum amount of debentures guaranteed by the SBA, issued by multiple licensees under common management is $350.0 million and the maximum amount issued by a single SBIC licensee is $175.0 million. As of September 30, 2021, each of SBIC IV, SBIC V and SBIC VI, had no outstanding SBA-guaranteed debentures. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI, had $0.0, $151.8 million and $66.0 million, respectively, of outstanding SBA-guaranteed debentures that would have matured between March 2024 and March 2030. The original amount of debentures committed to SBIC IV, SBIC V, and SBIC VI by the SBA were $150.0 million, $175.0 million, and $175.0 million respectively. Through September 30, 2021, SBIC IV, SBIC V, SBIC VI have repaid $150.0 million, $175.0 million, and $110.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated. Upon approval by the SBA, we surrendered and terminated our licenses to operate SBIC IV, SBIC V, and SBIC VI on November 4, 2020, May 4, 2021, and September 21, 2021, respectively, as SBICs.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Unsecured Notes, all of which remained outstanding as our debt as of September 30, 2021. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. Upon issuance of the New 2024 Notes, the outstanding aggregate principal amount of the 2024 Notes is $500.0 million.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Unsecured Notes, all of which remained outstanding as our debt as of September 30, 2021. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. Upon issuance of the New 2026 Notes, the outstanding aggregate principal amount of the 2026 Notes is $600.0 million.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Unsecured Notes, all of which remained outstanding as our debt as of September 30, 2021.

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

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of September 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2021, our asset coverage for borrowed amounts was 200.0%.

In August 2021, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2021 and 2020.

As of September 30, 2021 and 2020, we had outstanding commitments to fund investments totaling $340.7 million and $141.8 million, respectively. As of September 30, 2021, total commitments of $340.7 million included $42.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2021 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2021. As of September 30, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver, JPM Credit Facility and MS Credit Facility II, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2021 and 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2021 and 2020, we had investments in 296 and 254 portfolio companies, respectively, with a total fair value of $4.9 billion and $4.2 billion, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2021 and 2020:

	Years ended September 30,
	2021		2020
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$398,734	17.0%	$106,268	17.9%
One stop	1,850,769	78.8	481,662	80.9
Second lien	29,899	1.3	—	—
Subordinated debt	377	0.0 *	138	0.0 *
Equity	67,901	2.9	7,010	1.2
Total new investment commitments	$2,347,680	100.0%	$595,078	100.0%

* Represents an amount less than 0.1%.

Due to a significant increase in merger and acquisition activity as a result of improvements in market conditions from the COVID-19 pandemic, new commitments increased from the year ended September 30, 2020 to the year ended September 30, 2021.

For the year ended September 30, 2021, we had approximately $1,593.5 million in proceeds from principal payments and sales of portfolio investments.

For the year ended September 30, 2020, we had approximately $706.0 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2021(1)			As of September 30, 2020(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$796,269	$793,707	$781,962	$645,886	$649,259	$627,471
Non-accrual(3)	20,047	9,813	2,843	37,849	27,026	12,742
One stop:
Performing	3,876,907	3,860,525	3,839,053	3,518,814	3,540,446	3,429,012
Non-accrual(3)	59,699	52,806	43,261	81,897	75,239	56,573
Second lien:
Performing	42,571	41,946	41,857	19,640	19,886	19,640
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	172	171	172	537	541	575
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	136,429	185,738	N/A	86,503	92,197
Total	$4,795,665	$4,895,397	$4,894,886	$4,304,623	$4,398,900	$4,238,210

(1)As of September 30, 2021, $502.1 million and $476.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of September 30, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.3% and 1.0%, respectively.
As of September 30, 2020, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 2.4% and 1.7%, respectively. As of September 30, 2021 and 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2% and 96.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2021 and 2020:

	Year ended September 30,
	2021	2020
Weighted average rate of new investment fundings	6.7%	7.4%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%	5.7%
Weighted average fees of new investment fundings	1.2%	1.4%
Weighted average rate of sales and payoffs of portfolio investments	6.9%	7.2%

As of September 30, 2021, 92.4% and 92.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 91.2% and 91.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2021 and 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $41.1 million and $31.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2021 and 2020:

	As of September 30, 2021		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$499,241	10.2%	$257,409	6.1%
4	3,951,870	80.7	3,085,610	72.8
3	395,208	8.1	836,560	19.7
2	47,836	1.0	57,754	1.4
1	731	0.0*	877	0.0*
Total	$4,894,886	100.0%	$4,238,210	100.0%

*	Represents an amount less than 0.1%.

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

•GC Advisors served as collateral manager to the 2014 Issuer under the 2014 Collateral Management Agreement and the 2020 Issuer under the 2020 Collateral Management Agreement and serves as collateral manager to the 2018 Issuer and the GCIC 2018 Issuer under the 2018 Collateral Management Agreement and the GCIC 2018 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•Through the first three calendar quarters of 2021, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $3.7 million, or 235,443 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2020, the Trust, purchased approximately $54.7 million, or 4,103,225 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital.

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

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC 3, Inc. and Golub Capital Direct Lending Corporation, both unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacity for Golub Capital BDC 3, Inc. and Golub Capital Direct Lending Corporation. If GC Advisors and its affiliates determine that an investment is appropriate for us, Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2021, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2020, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of the 2024 Notes, 2026 Notes and 2027 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $46.1 million and $69.3 million as of September 30, 2021 and 2020, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2021, 2020 and 2019, we did not incur any U.S federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2021, we recorded a net tax expense of $0.5 million for taxable subsidiaries. For the years ended September 30, 2020 and 2019, we did not record a net tax expense for taxable subsidiaries. As of September 30, 2021, we recorded a net deferred tax liability on the Consolidated Statement of Financial Condition of $0.5 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2020, there was no deferred tax asset or liability recorded on the Consolidated Statement of Financial Condition.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2021 and 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.99% and 1.01%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR plus 2.45%. Finally, the JPM Credit Facility has a floating interest rate provision primarily based on one-month LIBOR plus a spread that ranges from 1.75% to 1.875%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2021 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(907)	$(3,465)	$2,558
Up 50 basis points	1,819	6,930	(5,111)
Up 100 basis points	9,854	13,860	(4,006)
Up 150 basis points	32,321	20,790	11,531
Up 200 basis points	54,870	27,719	27,151

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2021, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2021. This report appears on page 118.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 29, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2021 and 2020, by correspondence with the trustees or the underlying investee or broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter	At September 30, 2021, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $4,894,378 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

Auditing the fair value of the Company’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental, are sensitive to economic dislocations, and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management’s assessment of the valuation methodologies and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.

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
November 29, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 29, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 29, 2021

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2021	September 30, 2020

Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,815,270	$4,177,474
Non-controlled affiliate company investments	61,379	42,000
Controlled affiliate company investments	18,237	18,736
Total investments, at fair value (amortized cost of $4,895,397 and $4,398,900, respectively)	4,894,886	4,238,210
Cash and cash equivalents	175,593	24,569
Foreign currencies (cost of $5,145 and $567, respectively)	5,497	567
Restricted cash and cash equivalents	61,824	157,566
Restricted foreign currencies (cost of $1,442 and $1,727, respectively)	1,429	1,728
Cash collateral held at broker for forward currency contracts	6,960	3,320
Interest receivable	18,261	17,263
Receivable from investments sold	97	259
Unrealized appreciation on forward currency contracts	90	—
Other assets	278	802
Total Assets	$5,164,915	$4,444,284
Liabilities
Debt	$2,569,228	$2,023,698
Less unamortized debt issuance costs	17,850	5,896
Debt less unamortized debt issuance costs	2,551,378	2,017,802
Unrealized depreciation on forward currency contracts	—	1,064
Interest payable	12,516	7,875
Management and incentive fees payable	12,247	17,347
Accounts payable and other liabilities	5,788	4,003
Payable for investments purchased	294	—
Total Liabilities	2,582,223	2,048,091
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 170,028,584 and 167,259,511 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	170	167
Paid in capital in excess of par	2,664,251	2,624,608
Distributable earnings (losses)	(81,729)	(228,582)
Total Net Assets	2,582,692	2,396,193
Total Liabilities and Total Net Assets	$5,164,915	$4,444,284
Number of common shares outstanding	170,028,584	167,259,511
Net asset value per common share	$15.19	$14.33

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2021	2020	2019
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$295,421	$292,507	$168,689
Dividend income	1,720	291	349
Fee income	4,955	1,760	1,279
Total investment income from non-controlled/non-affiliate company investments	302,096	294,558	170,317
From non-controlled affiliate company investments:
Interest income	5,029	2,576	751
Dividend income	—	—	—
Fee income	12	—	11
Total investment income from non-controlled affiliate company investments	5,041	2,576	762
From controlled affiliate company investments:
Interest income	(12)	(86)	—
Dividend income	—	1,905	1,219
Total investment income from controlled affiliate company investments	(12)	1,819	1,219
Total investment income	307,125	298,953	172,298
Expenses
Interest and other debt financing expenses	65,739	74,858	43,531
Base management fee	61,858	59,243	27,872
Incentive fee	3,214	13,831	8,902
Professional fees	3,992	4,727	2,636
Administrative service fee	7,227	6,037	2,682
General and administrative expenses	1,423	1,198	603
Total expenses	143,453	159,894	86,226
Base management fee waived (Note 3)	(4,000)	—	—
Net expenses	139,453	159,894	86,226
Net investment income	167,672	139,059	86,072
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	17,245	(52)	(4,616)
Non-controlled affiliate company investments	(3,921)	(14,592)	—
Controlled affiliate company investments	—	(4,036)	—
Foreign currency transactions	(5,419)	20	174
Net realized gain (loss) on investment transactions	7,905	(18,660)	(4,442)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	145,131	(64,216)	(100,297)
Non-controlled affiliate company investments	15,543	(622)	(1,210)
Controlled affiliate company investments	(499)	2,988	480
Translation of assets and liabilities in foreign currencies	3,917	(2,728)	685
Forward currency contracts	1,154	(949)	133
Net change in unrealized appreciation (depreciation) on investment transactions	165,246	(65,527)	(100,209)
Net gain (loss) on investment transactions	173,151	(84,187)	(104,651)
Provision for taxes on unrealized appreciation on investments	(543)	—	—
Net increase (decrease) in net assets resulting from operations	$340,280	$54,872	$(18,579)
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 11)	$2.03	$0.37	$(0.28)
Dividends and distributions declared per common share	$1.16	$1.37	$1.40
Basic and diluted weighted average common shares outstanding (Note 11)	167,994,042	148,913,560	65,488,591

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Issuance of common stock, net of offerings and underwriting costs	71,779,964	72	1,345,085	—	1,345,157
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	86,072	86,072
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(4,442)	(4,442)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(100,209)	(100,209)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	712,782	1	12,046	—	12,047
Distributions from distributable earnings	—	—	—	(84,625)	(84,625)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,932	(3,932)	—
Total increase (decrease) for the year ended September 30, 2019	72,492,746	73	1,361,063	(107,136)	1,254,000
Balance at September 30, 2019	132,658,200	133	2,310,610	(87,889)	2,222,854
Issuance of common stock, net of offering and underwriting costs	33,451,902	33	300,394	—	300,427
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	139,059	139,059
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(18,660)	(18,660)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(65,527)	(65,527)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings	—	—	—	(195,565)	(195,565)
Distributions from return of capital	—	—	(6,625)	—	(6,625)
Total increase (decrease) for the year ended September 30, 2020	34,601,311	34	313,998	(140,693)	173,339
Balance at September 30, 2020	167,259,511	167	2,624,608	(228,582)	2,396,193
Net increase in net assets resulting from operations
Net investment income	—	—	—	167,672	167,672
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	7,905	7,905
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	165,246	165,246
Provision for taxes on unrealized appreciation on investments	—	—	—	(543)	(543)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,769,073	3	41,068	—	41,071
Distributions from distributable earnings	—	—	—	(194,852)	(194,852)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,425)	1,425	—
Total increase for the year ended September 30, 2021	2,769,073	3	39,643	146,853	186,499
Balance at September 30, 2021	170,028,584	$170	$2,664,251	$(81,729)	$2,582,692

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2021	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$340,280	$54,872	$(18,579)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	10,203	3,534	2,096
Accretion of discounts and amortization of premiums on investments	9,394	23,483	(7,191)
Accretion of discounts on issued debt securities	2,129	1,355	—
Net realized (gain) loss on investments	(13,324)	18,680	4,616
Net realized (gain) loss on foreign currency transactions	5,419	(20)	(174)
Net change in unrealized (appreciation) depreciation on investments	(160,175)	61,850	101,027
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3,917)	2,728	(685)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(1,154)	949	(133)
Proceeds from (fundings of) revolving loans, net	12,170	(9,205)	(2,578)
Fundings of investments	(2,082,127)	(643,182)	(597,601)
Proceeds from principal payments and sales of portfolio investments	1,593,478	706,044	366,957
PIK interest	(16,092)	(10,956)	(2,951)
Cash acquired in Merger	—	—	27,153
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	—	4,944	—
Changes in operating assets and liabilities:
Interest receivable	(998)	(3)	13,770
Cash collateral held at broker for forward currency contracts	(3,640)	(2,720)	—
Receivable from investments sold	162	(259)	—
Other assets	524	(450)	(1,427)
Interest payable	4,641	(5,761)	1,762
Management and incentive fees payable	(5,100)	4,463	(4,787)
Payable for investments purchased	294	—	—
Accounts payable and other liabilities	1,785	(22,455)	292
Accrued trustee fees	—	(207)	(29)
Net cash provided by (used in) operating activities	(306,048)	187,684	(118,462)
Cash flows from financing activities
Borrowings on debt	3,358,842	1,053,567	1,358,608
Repayments of debt	(2,816,054)	(1,255,103)	(1,122,398)
Capitalized debt issuance costs	(22,157)	(4,491)	(4,101)
Proceeds from other short-term borrowings	—	64,769	25,325
Repayments on other short-term borrowings	—	(65,017)	(24,972)
Net proceeds from issuance of common stock (Note 12)	—	300,427	—
Distributions paid (2)	(139,122)	(136,426)	(75,302)
Purchases of common stock under dividend reinvestment plan	(14,659)	(45,534)	—
Net cash (used in) provided by financing activities	366,850	(87,808)	157,160
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	60,802	99,876	38,698
Effect of foreign currency exchange rates	(889)	346	(195)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	184,430	84,208	45,705
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$244,343	$184,430	$84,208

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Year ended September 30,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	48,766	74,933	39,653
Income tax paid during the period	—	—	—
Distributions declared during the period	194,852	202,190	84,625
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	41,071	20,230	12,047
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	—	185,101	—
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	—	(85,236)	—
Dissolution of existing SLF and GCIC SLF LLC equity interests	—	(119,077)	—
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	38,500	—	—
Redemptions of Class A-2 GCIC 2018 Notes	(38,500)	—	—
Acquisition of subsidiaries(2)
Noncash assets acquired:
Investments, at cost	—	—	2,372,370
Cash collateral held at broker for forward currency contracts	—	—	600
Interest receivable	—	—	23,896
Other assets	—	—	158
Total noncash assets purchased	—	—	2,397,024
Liabilities assumed:
Debt	—	—	1,043,200
Interest payable	—	—	7,483
Unrealized depreciation on forward currency contracts	—	—	248
Distributions payable	—	—	2,722
Accounts payable and other liabilities	—	—	22,254
Accrued trustee fees	—	—	162
Total liabilities assumed	—	—	1,076,069
Issuance of common stock	—		1,345,157
Merger costs capitalized into purchase price	—	—	2,950
(1) Represents $17,011 paid in cash to RGA and Aurora (as defined in Note 1), net of cash acquired due to the consolidation of SLF and GCIC SLF of $21,955.
(2) Includes payment of $2,722 distribution payable to GCIC shareholders that was assumed in the Merger (defined in Note 1). Also includes payment of $2 to GCIC shareholders in lieu of fractional shares of our common stock as a result of the Merger.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$175,593	$24,569
Foreign currencies (cost of $5,145 and $567, respectively)	5,497	567
Restricted cash and cash equivalents	61,824	157,566
Restricted foreign currencies (cost of $1,442 and $1,727, respectively)	1,429	1,728
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$244,343	$184,430
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#+~	Senior loan	L + 5.50%	(c)	6.50%	06/2023	$40,173	$39,983	1.6%	$40,173
NTS Technical Systems~	Second lien	L + 9.75%	(c)	10.75%	12/2023	4,589	4,524	0.2	4,589
NTS Technical Systems+	Senior loan	L + 5.50%	(c)	6.50%	06/2023	1,247	1,195	—	1,247
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(26)	—	—
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(c)(e)	6.75% cash/0.50% PIK	09/2023	680	676	—	606
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(c)	6.75% cash/0.50% PIK	06/2023	20	17	—	4
Whitcraft LLC*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	63,253	63,492	2.4	61,355
Whitcraft LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(1)	—	(9)
						109,962	109,860	4.2	107,965
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	985	967	—	936

Auto Components
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	08/2027	4,927	4,878	0.2	4,877
Covercraft Parent III, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	(1)
Covercraft Parent III, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(18)	—	(18)
North Haven Falcon Buyer, LLC	One stop	L + 6.00%	(a)	7.00%	05/2027	6,160	6,045	0.2	6,160
North Haven Falcon Buyer, LLC+(5)	One stop	L + 6.00%		N/A(6)	05/2027	—	(19)	—	—
Polk Acquisition Corp.*#+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	18,106	17,991	0.7	18,106
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	181	182	—	181
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	107	106	—	107
Power Stop, LLC+~	Senior loan	L + 4.50%	(a)	4.58%	10/2025	2,813	2,856	0.1	2,813
						32,294	32,020	1.2	32,225
Automobiles
CG Group Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	07/2027	31,463	31,159	1.2	31,148
CG Group Holdings, LLC+	One stop	L + 5.25%	(a)(c)	6.25%	07/2026	168	164	—	164
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	15,472	15,253	0.6	15,318
JHCC Holdings LLC+	One stop	P + 4.50%	(f)	7.75%	08/2027	501	496	—	496
JHCC Holdings LLC+	One stop	L + 5.50%	(c)(f)	6.89%	09/2025	298	296	—	295
JHCC Holdings LLC+	One stop	P + 4.50%	(f)	7.53%	09/2025	7	6	—	6
JHCC Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	08/2027	—	(33)	—	(33)
MOP GM Holding, LLC*#+~	One stop	L + 5.75%	(c)	6.75%	11/2026	24,221	23,961	1.0	23,980
MOP GM Holding, LLC+	One stop	L + 5.75%	(d)	6.75%	11/2026	2,604	2,576	0.1	2,578
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	1,930	1,909	0.1	1,910
MOP GM Holding, LLC+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(2)	—	(2)
MOP GM Holding, LLC+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(76)	—	(64)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Automobiles - (continued)
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 5.50%	(c)	6.50%	10/2024	$12,950	$12,963	0.5%	$12,950
Quick Quack Car Wash Holdings, LLC+	One stop	L + 5.50%	(b)(c)	6.50%	10/2024	3,953	3,888	0.2	3,953
Quick Quack Car Wash Holdings, LLC#+	One stop	L + 5.50%	(c)	6.50%	10/2024	2,337	2,318	0.1	2,337
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 5.50%	(c)	6.50%	10/2024	2,042	2,072	0.1	2,042
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 5.50%	(c)	6.50%	10/2024	1,364	1,386	0.1	1,364
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 5.50%	(c)	6.50%	10/2024	1,111	1,141	—	1,111
Quick Quack Car Wash Holdings, LLC+	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	—
TWAS Holdings, LLC*+	One stop	L + 6.00%	(c)	7.00%	12/2026	30,878	30,539	1.2	30,878
TWAS Holdings, LLC+	One stop	L + 6.00%	(c)	7.00%	12/2026	8,014	7,928	0.3	8,014
TWAS Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(4)	—	—
						139,313	137,940	5.5	138,445
Beverages
Fintech Midco, LLC*#	One stop	L + 5.75%	(c)	6.50%	08/2024	24,163	24,389	0.9	23,921
Fintech Midco, LLC+	One stop	L + 5.75%	(b)	6.50%	08/2024	15,337	15,188	0.6	15,184
Fintech Midco, LLC#+	One stop	L + 5.75%	(c)	6.50%	08/2024	1,119	1,146	—	1,108
Fintech Midco, LLC+(5)	One stop	L + 5.75%		N/A(6)	08/2024	—	(1)	—	(2)
Watermill Express, LLC+	One stop	L + 5.25%	(c)	6.25%	04/2027	2,267	2,246	0.1	2,267
Watermill Express, LLC+	One stop	L + 5.25%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC+(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(1)	—	—
Winebow Holdings, Inc.	One stop	L + 6.25%	(a)	7.25%	07/2025	7,878	7,773	0.3	7,878
						50,764	50,740	1.9	50,356
Biotechnology
BIO18 Borrower, LLC#+	One stop	L + 4.75%	(a)(c)	5.75%	11/2024	10,962	10,990	0.4	10,880
BIO18 Borrower, LLC+	One stop	L + 4.75%	(a)	5.75%	11/2024	7,948	7,891	0.3	7,888
BIO18 Borrower, LLC*#+	One stop	L + 4.75%	(a)	5.75%	11/2024	3,922	3,898	0.2	3,894
BIO18 Borrower, LLC+(5)	One stop	L + 4.75%		N/A(6)	11/2024	—	(1)	—	(2)
						22,832	22,778	0.9	22,660

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	$4,149	$4,150	0.2%	$4,107
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)(f)	5.50%	03/2024	1,403	1,426	0.1	1,389
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	904	914	—	895
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	852	844	—	844
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	434	444	—	430
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	277	279	—	274
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	216	216	—	214
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	03/2024	115	115	—	114
Jensen Hughes, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	03/2024	—	(14)	—	(15)
						8,350	8,374	0.3	8,252
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L + 6.00%	(c)	7.00%	07/2024	12,573	12,663	0.5	12,573
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	1,910	1,901	0.1	1,910
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	96	95	—	96
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(g)	6.25%	10/2028	36,686	36,182	1.4	36,182
PHM NL SP Bidco B.V.+(8)(14)	One stop	L + 6.25%	(d)	6.75%	10/2028	13,766	13,576	0.5	13,576
PHM NL SP Bidco B.V.(5)(8)(9)(14)	One stop	E + 6.25%		N/A(6)	10/2028	—	(178)	—	(178)
						65,031	64,239	2.5	64,159
Commercial Services & Supplies
EGD Security Systems, LLC*#+	One stop	L + 5.65%	(c)	6.65%	06/2023	30,092	30,317	1.2	30,092
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	1,687	1,676	0.1	1,687
EGD Security Systems, LLC*+	One stop	L + 5.65%	(c)	6.65%	06/2023	1,258	1,257	—	1,258
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	843	838	—	843
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	767	762	—	767
EGD Security Systems, LLC#+	One stop	L + 5.65%	(c)	6.65%	06/2023	644	656	—	644
EGD Security Systems, LLC#+	One stop	L + 5.65%	(c)	6.65%	06/2023	575	573	—	575
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	537	533	—	537
EGD Security Systems, LLC+	One stop	L + 5.65%	(c)	6.65%	06/2023	200	199	—	200
Hydraulic Authority III Limited+~(8)(9)(10)	One stop	L + 5.75%	(i)	6.75%	11/2025	11,024	11,191	0.5	11,795
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	222	225	—	236

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	L + 5.75%		N/A(6)	11/2025	$—	$—	—%	$—
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	8,855	8,684	0.4	8,767
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2027	262	197	—	195
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2027	11	10	—	10
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(c)	6.50%	10/2025	29,746	29,432	1.2	29,746
PT Intermediate Holdings III, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(3)	—	—
Radwell International, LLC+	One stop	L + 5.50%	(c)	6.25%	07/2027	3,919	3,905	0.2	3,905
Radwell International, LLC+	One stop	L + 5.50%	(c)	6.25%	07/2027	268	268	—	268
Radwell International, LLC+	One stop	L + 5.50%	(c)	6.25%	07/2027	128	128	—	128
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(a)	6.00%	06/2027	2,458	2,411	0.1	2,458
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	—
WRE Holding Corp.*#	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	2,252	2,273	0.1	2,252
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	930	946	—	930
WRE Holding Corp.+	Senior loan	L + 5.50%	(c)	6.50%	01/2023	682	681	—	682
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	404	404	—	404
WRE Holding Corp.+	Senior loan	L + 5.50%	(c)	6.50%	01/2023	129	134	—	129
WRE Holding Corp.+	Senior loan	L + 5.50%	(a)(c)(f)	6.50%	01/2023	24	24	—	24
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	23	23	—	23
						97,940	97,743	3.8	98,555
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L + 5.75%	(c)	6.50%	09/2028	10,349	10,145	0.4	10,142
Lightning Finco Limited(8)(9)(10)	One stop	E + 5.75%	(g)	6.50%	09/2028	1,262	1,237	—	1,205
						11,611	11,382	0.4	11,347
Construction & Engineering
Reladyne, Inc.*#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	32,522	32,513	1.3	32,522
Reladyne, Inc.+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	3,447	3,461	0.1	3,447
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	3,369	3,341	0.1	3,369
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	2,729	2,740	0.1	2,729
Reladyne, Inc.*#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,866	1,874	0.1	1,866
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,609	1,615	0.1	1,609
Reladyne, Inc.#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,529	1,543	0.1	1,529
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	733	736	—	733
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	207	205	—	207
						48,011	48,028	1.9	48,011
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	813	808	—	813
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	168	166	—	168
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	163	161	—	163
AmerCareRoyal LLC+(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	151	150	—	151
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	4,049	3,983	0.2	4,049
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	2,406	2,366	0.1	2,406
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,570	1,558	0.1	1,570
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	624	619	—	624
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	601	596	—	601
Fortis Solutions Group LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
						10,545	10,407	0.4	10,545
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
PetroChoice Holdings, Inc.#+	Senior loan	L + 5.00%	(c)	6.00%	08/2022	$3,241	$3,245	0.1%	$3,147
WSC Holdings Midco LLC+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	2,991	2,962	0.1	2,961
WSC Holdings Midco LLC+(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC+(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(17)	—	(18)
						6,232	6,189	0.2	6,089
Diversified Consumer Services
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,609	1,576	0.1	1,609
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,527	1,475	0.1	1,527
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	1,080	1,070	—	1,080
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	760	744	—	760
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	672	633	—	672
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	5.37%	02/2026	386	376	—	386
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	242	224	—	242
Certus Pest, Inc.+	One stop	L + 5.25%	(c)	6.25%	02/2026	132	98	—	132
Certus Pest, Inc.+	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
Certus Pest, Inc.+(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	(6)	—	—
Certus Pest, Inc.+	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
CHHJ Franchising, LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	2,751	2,727	0.1	2,751
CHHJ Franchising, LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	5	4	—	5
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,721	1,705	0.1	1,704
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,677	1,652	0.1	1,652
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	596	585	—	579
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	$922	$908	—%	$875
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	30	29	—	29
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	17
Excelligence Learning Corporation#+	One stop	L + 6.50%	(c)	5.50% cash/2.00% PIK	04/2023	10,766	10,612	0.4	10,335
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	3,778	3,699	0.2	3,778
Flores & Associates, LLC+	One stop	L + 4.75%	(b)(c)	5.75%	04/2027	843	833	—	843
Flores & Associates, LLC+	One stop	L + 4.75%	(c)	5.75%	04/2027	777	768	—	777
Flores & Associates, LLC+(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	—
FSS Buyer LLC+	One stop	L + 5.75%	(c)	6.50%	08/2028	5,547	5,437	0.2	5,436
FSS Buyer LLC+	One stop	L + 5.75%	(c)	6.50%	08/2027	17	16	—	16
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	2,523	2,557	0.1	2,518
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	1,357	1,354	0.1	1,355
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(b)	5.50%	03/2025	8	9	—	8
Learn-it Systems, LLC+(5)	Senior loan	L + 4.75%		N/A(6)	03/2025	—	(12)	—	8
Liminex, Inc.~	One stop	L + 7.25%	(c)	8.25%	11/2026	25,462	25,049	1.0	25,462
Liminex, Inc.+	One stop	L + 7.25%	(c)	8.25%	11/2026	800	792	—	800
Liminex, Inc.+(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	4,629	4,577	0.2	4,653
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	3,711	3,729	0.1	3,694
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	696	716	—	693
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	696	717	—	693
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	145	140	—	148
Litera Bidco LLC+	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
PADI Holdco, Inc.*#	One stop	L + 7.25%	(d)	6.75% cash/1.50% PIK	04/2024	21,666	21,774	0.8	19,499
PADI Holdco, Inc.+~(8)(9)	One stop	E + 7.25%	(g)	5.75% cash/1.50% PIK	04/2024	20,757	20,973	0.8	18,759
PADI Holdco, Inc.~	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	812	807	—	731
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	168	167	—	151
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2023	108	108	—	89
Provenance Buyer LLC+	One stop	L + 5.50%	(c)	6.25%	06/2027	18,464	18,109	0.7	18,464
Provenance Buyer LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	Senior loan	L + 5.50%		N/A(6)	06/2027	—	(3)	—	—
						137,858	136,742	5.1	132,930
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2027	4,056	3,978	0.2	3,975
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.50%	(c)	6.25%	07/2027	8,098	8,002	0.3	8,098
Banker's Toolbox, Inc.+	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	3,596	3,550	0.1	3,596
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	828	815	—	828
						16,578	16,345	0.6	16,497

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	L + 5.00%	(c)	6.00%	12/2024	$1,645	$1,616	0.1%	$1,645

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L + 6.00%	(c)	7.00%	10/2025	20,425	20,216	0.8	20,425
CST Buyer Company#+~	One stop	L + 6.00%	(c)	7.00%	10/2025	10,189	10,100	0.4	10,189
CST Buyer Company+	One stop	L + 6.00%		N/A(6)	10/2025	—	—	—	—
ES Acquisition LLC+	One stop	L + 5.50%	(c)	6.25%	11/2025	76,750	76,374	3.0	76,366
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	655	646	—	652
ES Acquisition LLC+	Senior loan	L + 5.50%	(c)	6.50%	11/2025	138	138	—	138
ES Acquisition LLC+	Senior loan	L + 5.50%	(c)	6.50%	11/2025	95	95	—	94
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	89	86	—	88
ES Acquisition LLC+	Senior loan	L + 5.50%	(c)	6.50%	11/2025	84	82	—	82
ES Acquisition LLC+	Senior loan	L + 5.50%	(c)	6.50%	11/2025	46	46	—	46
ES Acquisition LLC+	Senior loan	L + 5.50%	(c)	6.50%	11/2025	42	41	—	41
ES Acquisition LLC+	Second lien	L + 5.50%	(c)	6.50%	11/2025	35	35	—	35
ES Acquisition LLC+	One stop	L + 5.50%		N/A(6)	11/2025	—	—	—	—
Watchfire Enterprises, Inc.+	Second lien	L + 8.25%	(c)	9.25%	10/2024	9,435	9,382	0.3	9,435
Watchfire Enterprises, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2024	2,192	2,173	0.1	2,192
						120,175	119,414	4.6	119,783

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L + 5.25%	(c)	6.25%	09/2023	$18,418	$18,549	0.7%	$18,418
Cafe Rio Holding, Inc.+	One stop	L + 5.25%	(c)	6.25%	09/2023	3,311	3,309	0.1	3,311
Cafe Rio Holding, Inc.#+	One stop	L + 5.25%	(c)	6.25%	09/2023	2,225	2,272	0.1	2,225
Cafe Rio Holding, Inc.*#	One stop	L + 5.25%	(c)	6.25%	09/2023	1,412	1,443	0.1	1,412
Cafe Rio Holding, Inc.#+	One stop	L + 5.25%	(c)	6.25%	09/2023	1,247	1,274	—	1,247
Cafe Rio Holding, Inc.+	One stop	L + 5.25%	(c)	6.25%	09/2023	179	179	—	179
Cafe Rio Holding, Inc.+	One stop	L + 5.25%		N/A(6)	09/2023	—	—	—	—
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	13,688	13,718	0.6	13,688
Captain D's, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2023	2,149	2,124	0.1	2,149
Captain D's, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Feeders Supply Company, LLC#+	One stop	L + 5.00%	(a)	6.00%	04/2023	8,844	8,791	0.4	8,844
Feeders Supply Company, LLC+	Subordinated debt	N/A		12.50% cash/7.00% PIK	10/2023	163	163	—	163
Feeders Supply Company, LLC+	One stop	L + 5.00%		N/A(6)	04/2023	—	—	—	—
FWR Holding Corporation#+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	10,428	10,420	0.4	10,428
FWR Holding Corporation#+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	1,824	1,862	0.1	1,824
FWR Holding Corporation#+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	1,153	1,177	—	1,153
FWR Holding Corporation#+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	365	372	—	365
FWR Holding Corporation+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	275	275	—	275
FWR Holding Corporation#+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	273	278	—	273
FWR Holding Corporation+	One stop	L + 5.75%	(a)	6.50% cash/0.25% PIK	08/2023	132	131	—	132
FWR Holding Corporation+	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
FWR Holding Corporation+	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	877	892	—	877
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	690	701	—	690
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	677	675	—	677
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	332	331	—	332
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	332	331	—	332
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	164	164	—	164
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	100	99	—	100
Mendocino Farms, LLC+(5)	One stop	L + 7.50%		N/A(6)	06/2023	—	(1)	—	—
Ruby Slipper Cafe LLC, The*+	One stop	L + 7.50%	(c)	8.50%	01/2023	2,041	2,037	0.1	2,000
Ruby Slipper Cafe LLC, The+	One stop	L + 7.50%	(c)	8.50%	01/2023	413	421	—	405
Ruby Slipper Cafe LLC, The+	One stop	L + 7.50%	(c)	8.50%	01/2023	30	30	—	30
Wetzel's Pretzels, LLC*#+	One stop	L + 6.75%	(c)	7.75%	09/2023	16,278	16,067	0.7	16,278
Wetzel's Pretzels, LLC+	One stop	L + 6.75%	(c)	7.75%	09/2023	—	—	—	—
Wood Fired Holding Corp.*#	One stop	L + 7.25%	(c)	7.25% cash/1.00% PIK	12/2023	14,225	14,307	0.6	14,225
Wood Fired Holding Corp.+	One stop	L + 7.25%	(c)	7.25% cash/1.00% PIK	12/2023	705	701	—	705
Wood Fired Holding Corp.+(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
Zenput Inc.+	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	1,098	1,093	—	1,123
Zenput Inc.+	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	10	10	—	10
						104,058	104,194	4.0	104,034

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(c)	4.50% cash/3.00% PIK	06/2027	$13,066	$12,820	0.5%	$13,066
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(c)	7.50%	06/2027	43	41	—	43
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	5,005	4,933	0.2	4,906
Flavor Producers, LLC+(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(2)	—	—
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(a)	5.50%	06/2027	12,369	12,101	0.5	12,378
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(a)	5.50%	06/2026	50	48	—	49
Louisiana Fish Fry Products, Ltd.+	One stop	L + 5.75%	(c)	6.75%	07/2027	9,876	9,780	0.4	9,777
Louisiana Fish Fry Products, Ltd.+	One stop	L + 5.75%	(c)	6.75%	07/2027	36	35	—	35
MAPF Holdings, Inc.*#+~	One stop	L + 5.50%	(c)	6.50%	12/2026	33,863	33,563	1.3	33,863
MAPF Holdings, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2026	—	(39)	—	—
MAPF Holdings, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2026	—	(3)	—	—
FCID Merger Sub, Inc.*+~	One stop	L + 6.00%	(c)	7.00%	12/2026	15,654	15,458	0.6	15,654
FCID Merger Sub, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
FCID Merger Sub, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(29)	—	—
Purfoods, LLC+	One stop	N/A		7.00% PIK	05/2026	79	83	—	79
Ultimate Baked Goods Midco LLC+	One stop	L + 6.25%	(a)	7.25%	08/2027	6,722	6,656	0.2	6,654
Ultimate Baked Goods Midco LLC+(5)	One stop	L + 6.25%	(c)	7.25%	08/2027	11	(23)	—	10
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	15,256	14,960	0.6	15,103
Whitebridge Pet Brands, LLC+	One stop	L + 5.00%	(a)	6.00%	07/2027	10	9	—	9
						112,040	110,390	4.3	111,626

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#~	One stop	L + 4.75%	(c)	5.75%	06/2025	$4,115	$4,170	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	L + 4.75%	(c)	5.75%	06/2025	263	261	—	263
Aspen Medical Products, LLC+	One stop	L + 4.75%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF + 6.50%	(o)	6.55%	08/2028	5,415	5,342	0.2	5,341
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.50%	(h)	6.50%	08/2028	3,427	3,381	0.1	3,307
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN + 6.50%	(n)	6.55%	08/2028	983	934	—	941
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN + 6.75%		N/A(6)	08/2028	—	(30)	—	(30)
Belmont Instrument, LLC#+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	5,203	5,173	0.2	5,203
Blades Buyer, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	08/2025	8,712	8,681	0.3	8,712
Blades Buyer, Inc.+	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(17)	—	—
Blue River Pet Care, LLC*#+	One stop	L + 5.00%	(a)	5.08%	07/2026	34,829	34,787	1.3	34,479
Blue River Pet Care, LLC+	One stop	L + 5.00%	(a)(c)	5.10%	07/2026	3,195	3,142	0.1	3,164
Blue River Pet Care, LLC+	One stop	L + 5.00%	(c)	5.13%	07/2026	451	320	—	315
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(2)	—	(4)
CCSL Holdings, LLC*+	One stop	L + 5.75%	(c)	6.75%	12/2026	15,555	15,384	0.6	15,555
CCSL Holdings, LLC+	One stop	L + 5.75%	(c)	6.75%	12/2026	4,198	4,138	0.2	4,198
CCSL Holdings, LLC+	One stop	P + 4.75%	(f)	8.00%	12/2026	10	8	—	10
CMI Parent Inc.#+	Senior loan	L + 4.00%	(c)	5.00%	08/2025	6,566	6,669	0.3	6,501
CMI Parent Inc.+(5)	Senior loan	L + 4.00%		N/A(6)	08/2025	—	(2)	—	(4)
G & H Wire Company, Inc.#+	One stop	L + 6.25%	(c)	7.25%	09/2023	11,099	11,056	0.5	11,099
G & H Wire Company, Inc.+	One stop	L + 6.25%	(c)	7.25%	09/2022	—	—	—	—
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,984	1,939	0.1	1,746
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,908	1,876	0.1	1,679
Katena Holdings, Inc.#+	One stop	L + 6.00%	(c)	7.00%	06/2024	12,595	12,487	0.5	12,595
Katena Holdings, Inc.#+	One stop	L + 6.00%	(c)	7.00%	06/2024	1,230	1,220	—	1,230
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.00%	06/2024	985	977	—	985
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.00%	06/2024	920	912	—	920
Katena Holdings, Inc.#+	One stop	L + 6.00%	(c)	7.00%	06/2024	843	835	—	843
Katena Holdings, Inc.+	One stop	L + 6.00%	(c)	7.00%	06/2024	70	68	—	70
Lombart Brothers, Inc.*#+~	One stop	L + 6.25%	(c)	7.25%	04/2023	28,948	28,920	1.2	28,948
Lombart Brothers, Inc.#+(8)	One stop	L + 6.25%	(c)	7.25%	04/2023	3,100	3,099	0.1	3,100
Lombart Brothers, Inc.+	One stop	L + 6.25%	(a)	7.25%	04/2023	116	115	—	116
Lombart Brothers, Inc.+(8)	One stop	L + 6.25%	(a)	7.25%	04/2023	50	49	—	50
						156,770	155,892	6.0	155,447

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2021	$23,143	$23,194	0.8%	$20,828
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2021	1,786	1,790	0.1	1,607
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	1,151	1,153	—	1,036
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	917	921	—	825
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	809	809	—	728
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	12/2021	796	796	—	716
Active Day, Inc.+(5)	One stop	L + 6.00%	(c)	7.00%	12/2021	2	2	—	(18)
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	L + 5.00%	(c)	6.00%	03/2025	6,275	6,087	0.2	6,275
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	4,119	4,130	0.2	4,191
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	3,669	3,634	0.1	3,734
Acuity Eyecare Holdings, LLC#+	One stop	L + 6.25%	(c)	7.25%	03/2025	3,504	3,561	0.2	3,567
Acuity Eyecare Holdings, LLC+~	One stop	L + 6.25%	(c)	7.25%	03/2025	3,235	3,312	0.1	3,293
Acuity Eyecare Holdings, LLC+~	One stop	L + 6.25%	(c)	7.25%	03/2025	1,888	1,959	0.1	1,921
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	457	469	—	464
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2025	238	237	—	253
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)(f)	7.29%	03/2025	195	194	—	199
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	168	167	—	171
Acuity Eyecare Holdings, LLC+	Senior loan	L + 6.25%	(c)	7.25%	03/2025	111	110	—	113
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2025	91	90	—	96
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	1	1	—	1
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(f)	7.00%	07/2021	11,412	6,855	—	197
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 8.50%	(a)	9.75%	07/2021	4,082	7	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(f)	7.00%	07/2021	781	469	—	13
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(f)	7.00%	07/2021	576	540	—	10
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	3,976	3,922	0.2	3,976
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(c)	11.50%	03/2028	1,680	1,658	0.1	1,680
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	1,666	1,623	0.1	1,666
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(c)	11.50%	03/2028	472	466	—	472
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	—
CRH Healthcare Purchaser, Inc.*~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	19,502	19,498	0.7	19,306
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	5,250	5,199	0.2	5,197
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,153	4,133	0.2	4,112
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	(4)
Datix Bidco Limited+(8)(9)(10)	Senior loan	L + 4.50%	(i)	4.55%	04/2025	60,764	59,559	2.3	58,750
Datix Bidco Limited+(8)(9)(10)	Second lien	L + 7.75%	(i)	7.80%	04/2026	21,561	21,133	0.8	20,847
Emerge Intermediate, Inc.*#	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	19,256	19,069	0.7	19,256
Emerge Intermediate, Inc.+(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	995	987	—	985
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	247	245	—	244

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	$164	$163	—%	$163
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	111	111	—	110
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	99	93	—	92
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	69	69	—	68
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	57	57	—	57
Encorevet Group LLC+	One stop	L + 5.25%	(b)	6.25%	11/2024	32	32	—	32
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	10	10	—	10
Encorevet Group LLC+(5)	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	(1)
ERC Finance, LLC+	One stop	L + 6.00%	(a)(c)	7.00%	04/2024	6,999	6,879	0.3	6,999
ERC Finance, LLC+	One stop	L + 6.00%	(a)	7.00%	04/2024	7	6	—	7
ERC Finance, LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2024	—	(3)	—	—
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	18,333	18,397	0.6	15,583
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	8,042	8,121	0.3	6,836
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	7,043	7,116	0.2	5,986
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	5,183	5,197	0.2	4,406
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	2,405	2,430	0.1	2,044
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,543	1,559	0.1	1,312
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,141	1,152	—	970
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,006	1,016	—	854
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	649	654	—	552
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	400	399	—	340
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	C + 4.50%	(m)	5.50%	03/2027	11,713	11,622	0.5	12,364
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(m)	5.50%	03/2027	187	185	—	196
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(m)	5.50%	03/2027	110	105	—	110
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L + 4.50%	(c)	5.50%	03/2027	20	19	—	20
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	10,098	10,005	0.4	10,115
Klick Inc.+(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	(1)
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	2,335	2,326	0.1	2,335
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,874	1,873	0.1	1,874
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,102	1,132	—	1,102
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(20)	—	—
MD Now Holdings, Inc.#+	One stop	L + 5.00%	(c)	6.00%	08/2025	22,373	22,415	0.9	22,373
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	6.00%	08/2025	619	619	—	619
MD Now Holdings, Inc.+(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.50%	(c)	6.50%	06/2023	9,286	9,253	0.4	9,286
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.50%	(c)	6.50%	06/2023	4,471	4,514	0.2	4,471
MWD Management, LLC & MWD Services, Inc.+(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(m)	6.50%	05/2028	20,435	20,144	0.8	19,553
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(m)	6.50%	05/2028	1,111	1,075	—	1,094
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(c)	6.50%	05/2028	501	460	—	506
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(c)	6.50%	05/2026	41	40	—	41
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(m)	6.50%	05/2026	20	17	—	18
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
NVA Holdings, Inc.~	Senior loan	L + 3.50%	(a)	3.63%	02/2026	$2,766	$2,746	0.1%	$2,766
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,156	17,460	0.6	13,743
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,223	1,878	0.1	1,595
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,107	1,909	0.1	1,511
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,595	1,347	—	1,144
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,409	1,190	—	1,011
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,227	1,036	—	880
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	955	807	—	685
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	828	699	—	594
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	511	431	—	366
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	291	265	—	209
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	97	88	—	69
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	88	80	—	63
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	69	63	—	49
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	63	58	—	45
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	1/1/2023	18,931	18,919	0.8	18,931
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(a)(c)	6.75%	1/1/2023	7,612	7,581	0.3	7,612
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	01/2023	1,555	1,555	0.1	1,555
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	702	705	—	702
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	186	186	—	186
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	106	106	—	106
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	37	37	—	37
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	25,353	24,648	0.9	23,324
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	308	301	—	283
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	182	178	—	168
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	90	79	—	82
PPT Management Holdings, LLC+(5)	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	20	5	—	(14)
Summit Behavioral Healthcare, LLC*#+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	29,343	29,128	1.2	29,343
Summit Behavioral Healthcare, LLC+	Senior loan	L + 5.00%	(c)	6.00%	10/2023	901	879	—	901
Summit Behavioral Healthcare, LLC+(5)	Senior loan	L + 5.00%		N/A(6)	10/2023	—	(2)	—	—
Suveto Buyer, LLC+	One stop	L + 4.25%	(c)	5.00%	09/2027	4,335	4,069	0.2	4,067
Suveto Buyer, LLC+(5)	One stop	L + 4.25%		N/A(6)	9/1/2027	—	(2)	—	(2)
Veterinary Specialists of North America, LLC*#+	Senior loan	L + 4.00%	(a)	4.08%	04/2025	41,231	42,331	1.6	41,231
Veterinary Specialists of North America, LLC+	Senior loan	L + 4.00%	(a)	4.08%	04/2025	11,724	11,720	0.5	11,724
Veterinary Specialists of North America, LLC#+	Senior loan	L + 4.00%	(a)	4.08%	04/2025	2,843	2,828	0.1	2,843
Veterinary Specialists of North America, LLC*+	Senior loan	L + 4.00%	(a)	4.08%	04/2025	1,431	1,470	0.1	1,431
Veterinary Specialists of North America, LLC+	Senior loan	L + 4.00%	(a)	4.08%	04/2025	835	833	—	835
Water's Edge Management, LLC+	One stop	L + 7.50%	(c)	8.50%	04/2026	9,033	8,827	0.3	9,033
Water's Edge Management, LLC+	One stop	P + 6.50%	(c)(f)	9.75%	04/2026	11	9	—	11
						538,731	523,719	19.3	498,382

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+~	One stop	L + 8.50%	(a)	9.50%	02/2024	$7,550	$7,597	0.3%	$7,550
Connexin Software, Inc.+	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	L + 7.00%	(c)	8.00%	03/2027	6,681	6,621	0.3	6,681
ESO Solution, Inc.+(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	2,000	1,966	0.1	2,000
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	1,008	1,008	—	1,008
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	225	223	—	225
HealthEdge Software, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2026	19	18	—	19
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(c)	6.75%	08/2026	6,250	6,218	0.2	6,250
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,962	1,945	0.1	1,962
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,075	1,051	—	1,075
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	641	637	—	641
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(a)	6.75%	09/2025	13	12	—	13
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	10,273	10,322	0.4	10,375
Kareo, Inc.	One stop	L + 9.00%	(a)	10.00%	06/2022	1,506	1,473	0.1	1,521
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	941	947	—	951
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	753	758	—	761
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2022	80	81	—	80
Nextech Holdings, LLC+	One stop	L + 5.50%	(c)	5.63%	06/2025	3,971	4,025	0.2	3,971
Nextech Holdings, LLC+	One stop	L + 5.50%	(c)	5.63%	06/2025	1,937	1,925	0.1	1,937
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	06/2025	15,122	15,122	0.6	15,122
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	12,318	12,217	0.5	12,318
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	983	983	—	983
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	06/2025	100	100	—	100
Transaction Data Systems, Inc.*#+~	One stop	L + 4.50%	(c)	5.50%	02/2026	67,135	66,127	2.6	67,135
Transaction Data Systems, Inc.+(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(4)	—	—
						142,543	141,368	5.5	142,678

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*#+	One stop	L + 4.50%	(c)	5.50%	08/2025	$51,179	$52,182	2.0%	$51,179
BJH Holdings III Corp.+	One stop	L + 4.50%	(b)	5.50%	08/2025	60	55	—	60
CR Fitness Holdings, LLC#~	Senior loan	L + 4.00%	(a)	5.00%	07/2025	1,979	1,988	0.1	1,979
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.00%	07/2025	837	834	—	837
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.00%	07/2025	74	74	—	74
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	7,088	7,046	0.2	5,670
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,089	1,086	—	871
Davidson Hotel Company, LLC+(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(20)
EOS Fitness Opco Holdings, LLC*#	One stop	L + 5.25%	(c)	6.25%	01/2025	8,596	8,643	0.3	8,596
EOS Fitness Opco Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	01/2025	906	909	—	906
EOS Fitness Opco Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	01/2025	120	119	—	120
Freddy's Frozen Custard LLC~	One stop	L + 6.00%	(c)	7.00%	03/2027	9,257	9,174	0.4	9,257
Freddy's Frozen Custard LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(c)	7.00% cash/4.00% PIK	08/2026	772	666	—	709
Harri US LLC+	One stop	L + 6.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(7)	—	(43)
Self Esteem Brands, LLC*#+	Senior loan	L + 4.25%	(a)	5.25%	02/2023	47,780	47,887	1.9	47,780
Self Esteem Brands, LLC+(5)	Senior loan	L + 4.25%		N/A(6)	02/2023	—	(2)	—	—
SSRG Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	11/2025	909	896	—	909
SSRG Holdings, LLC+	One stop	L + 4.75%	(c)	5.75%	11/2025	45	44	—	45
Sunshine Sub, LLC#~	One stop	L + 4.75%	(a)	5.75%	05/2024	12,792	12,864	0.5	12,792
Sunshine Sub, LLC#+	One stop	L + 4.75%	(a)	5.75%	05/2024	5,596	5,730	0.2	5,596
Sunshine Sub, LLC+(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC*#	Senior loan	L + 5.25%	(a)(b)(c)	6.25%	09/2026	14,745	14,606	0.6	14,745
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.25%	(a)(c)	6.25%	09/2026	6,510	6,450	0.3	6,510
Tropical Smoothie Cafe Holdings, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
Velvet Taco Holdings, Inc.~	One stop	L + 7.50%	(c)	8.00% cash/0.50% PIK	03/2026	1,788	1,772	0.1	1,788
Velvet Taco Holdings, Inc.+	One stop	L + 9.00%	(c)	8.00% cash/2.00% PIK	03/2026	93	92	—	93
Velvet Taco Holdings, Inc.+	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						172,215	173,105	6.6	170,453
Household Durables
Groundworks LLC+	Senior loan	L + 4.75%	(c)	5.75%	01/2026	4,662	4,602	0.2	4,662
Groundworks LLC+	Senior loan	L + 4.75%	(c)	5.75%	01/2026	539	523	—	539
Groundworks LLC+	Senior loan	L + 4.75%	(c)	5.75%	01/2026	83	82	—	83
Groundworks LLC+	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC+(5)	Senior loan	L + 4.75%		N/A(6)	01/2026	—	(24)	—	—
						5,284	5,183	0.2	5,284

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc. #+	One stop	L + 5.50%	(c)	6.50%	03/2026	$3,780	$3,844	0.1%	$3,785
WU Holdco, Inc. +	One stop	L + 5.50%	(c)	6.50%	03/2026	1,335	1,335	0.1	1,337
WU Holdco, Inc. +	One stop	L + 5.50%	(c)	5.63%	03/2025	20	20	—	18
WU Holdco, Inc. +	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
						5,135	5,199	0.2	5,140
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior loan	L + 4.25%	(c)	4.38%	04/2026	2,379	2,438	0.1	2,381
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.25%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.25%		N/A(6)	04/2026	—	—	—	—
Madison Safety & Flow LLC+	Senior loan	L + 4.00%	(a)	4.08%	03/2025	468	468	—	468
Madison Safety & Flow LLC+	Senior loan	L + 4.00%	(a)	4.08%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited~(8)(9)(10)	One stop	E + 6.00%	(g)	7.00%	11/2027	7,969	7,773	0.3	7,747
Specialty Measurement Bidco Limited~(8)(10)	One stop	L + 6.00%	(c)	7.00%	11/2027	7,961	7,768	0.3	7,961
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2027	—	(47)	—	—
						18,780	18,403	0.7	18,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	L + 5.50%	(a)	6.25%	10/2028	$25,626	$25,370	1.0%	$25,370
Alera Group, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(36)	—	(73)
AMBA Buyer, Inc. +	One stop	L + 5.75%	(c)	6.50%	07/2027	3,221	3,189	0.1	3,188
AMBA Buyer, Inc. +	One stop	L + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. +(5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(5)	—	(5)
Captive Resources Midco, LLC*#+~	One stop	L + 5.75%	(a)	6.75%	05/2025	51,213	51,402	2.0	51,213
Captive Resources Midco, LLC#	One stop	L + 5.75%	(a)	6.75%	05/2025	1,425	1,415	0.1	1,425
Captive Resources Midco, LLC+(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(12)	—	—
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	2,446	2,447	0.1	2,446
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	1,532	1,513	0.1	1,545
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	781	778	—	781
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	472	471	—	472
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.25%	08/2025	443	421	—	431
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	6.50%	08/2025	247	245	—	247
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#+	One stop	L + 5.50%	(c)	6.50%	07/2025	6,487	6,460	0.2	6,487
J.S. Held Holdings, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2025	379	360	—	379
J.S. Held Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	07/2025	—	(4)	—	—
Long Term Care Group, Inc.+	One stop	L + 6.00%	(c)	6.75%	09/2027	3,015	2,955	0.1	2,954
Majesco*#	One stop	L + 7.25%	(c)	8.25%	09/2027	18,942	18,665	0.7	18,947
Majesco+(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(3)	—	—
Norvax, LLC+	Senior loan	L + 4.00%	(d)	5.00%	09/2025	33,116	32,962	1.3	33,116
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%	(c)	4.63%	12/2024	4,082	4,121	0.2	4,082
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	497	496	—	497
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Pareto Health Intermediate Holdings, Inc. +	One stop	L + 5.75%	(d)	6.75%	08/2025	7,299	7,229	0.3	7,226
People Corporation~(8)(9)(12)	One stop	C + 6.25%	(m)	7.25%	02/2028	14,876	14,639	0.6	15,169
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(m)	7.25%	02/2028	4,090	4,046	0.2	4,091
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(m)	7.25%	02/2027	35	32	—	33
People Corporation+(5)(8)(9)(12)	One stop	C + 5.50%		N/A(6)	02/2028	—	(67)	—	(153)
RSC Acquisition, Inc.*#+	One stop	L + 5.50%	(c)	6.50%	10/2026	25,899	25,487	1.0	25,899
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)(c)	6.50%	10/2026	3,281	3,055	0.1	3,281
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.50%	10/2026	175	63	—	175
RSC Acquisition, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	783	772	—	783
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	397	390	—	397
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	205	196	—	205
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC*+	One stop	L + 5.25%	(c)	6.25%	06/2027	22,892	22,675	0.9	22,892
TigerRisk, LLC+(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	—
						233,856	231,725	9.0	233,500
Internet & Catalog Retail
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	15,164	15,024	0.6	15,164
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	8,875	8,793	0.3	8,875
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	4,401	4,360	0.2	4,401
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	2,651	2,627	0.1	2,651
AQ Holdco Inc. +	One stop	L + 5.25%	(c)	6.25%	04/2027	36	34	—	36
AQ Holdco Inc. +(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(2)	—	—
						31,127	30,836	1.2	31,127

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.+~	One stop	L + 7.00%	(c)	8.00%	10/2025	$9,578	$9,488	0.4%	$9,483
Acquia, Inc.+	One stop	L + 7.00%	(c)	8.00%	10/2025	4	4	—	4
Appriss Holdings, Inc.*#+~	One stop	L + 6.00%	(c)	7.00%	05/2026	24,780	25,247	1.0	24,780
Appriss Holdings, Inc.+	One stop	P + 5.00%	(f)	8.25%	05/2025	100	96	—	100
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	4,661	4,519	0.2	4,771
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+(5)	One stop	L + 6.50%		N/A(6)	08/2025	—	(11)	—	—
Centrify Corporation+	One stop	L + 5.75%	(c)	6.75%	03/2028	16,749	16,518	0.6	16,756
Centrify Corporation+	One stop	L + 6.00%	(c)	7.00%	03/2028	9,682	9,547	0.4	9,687
Centrify Corporation+(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	(1)
CivicPlus, LLC+	One stop	L + 6.25%	(c)	7.00%	08/2027	6,174	6,113	0.2	6,112
CivicPlus, LLC+	One stop	L + 6.25%		N/A(6)	08/2027	—	—	—	—
CivicPlus, LLC+(5)	One stop	L + 6.25%		N/A(6)	08/2027	—	(28)	—	(29)
Cordeagle US Finco, Inc.+	One stop	L + 6.75%	(c)	7.75%	07/2027	3,347	3,282	0.1	3,280
Cordeagle US Finco, Inc.+(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	(1)
Episerver, Inc.+	One stop	L + 5.50%	(c)	6.50%	04/2026	21,713	21,410	0.8	21,689
Episerver, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2026	20,332	20,558	0.8	20,951
Episerver, Inc.#+	One stop	L + 5.50%	(c)	6.50%	04/2026	12,062	12,175	0.5	12,048
Episerver, Inc.+(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(4)	—	—
Gamma Technologies, LLC*#+	One stop	L + 4.75%	(c)	5.75%	06/2024	46,861	47,097	1.8	46,861
Gamma Technologies, LLC+	One stop	L + 4.75%		N/A(6)	06/2024	—	—	—	—
Infinisource, Inc.+~	One stop	L + 4.50%	(c)	5.50%	10/2026	28,106	27,767	1.1	28,106
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	2,047	2,008	0.1	2,047
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	306	304	—	306
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	118	117	—	118
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	107	106	—	107
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	01/2026	14,347	14,243	0.6	14,347
PCS Intermediate II Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	01/2026	2,071	2,052	0.1	2,071
PCS Intermediate II Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	736	729	—	721
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	115	114	—	113
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	42	41	—	40
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	L + 4.50%	(j)	5.50%	11/2025	23,887	23,680	0.9	23,610
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.50%	(d)	5.50%	11/2025	2,490	2,442	0.1	2,520
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(d)	5.25%	11/2025	744	738	—	741
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(d)	5.25%	11/2025	132	131	—	132
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	—
Saturn Borrower Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2026	20,181	19,670	0.8	20,181
Saturn Borrower Inc.+	One stop	L + 6.50%	(c)	7.50%	09/2026	41	39	—	41
						271,513	270,186	10.5	271,693

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	$8,626	$8,670	0.4%	$8,626
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	1,235	1,230	—	1,235
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	859	880	—	859
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	439	451	—	439
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	82	82	—	82
						11,241	11,313	0.4	11,241
Life Sciences Tools & Services
Pace Analytical Services, LLC*#+	One stop	L + 5.50%	(c)	6.50%	04/2024	29,330	29,341	1.2	29,330
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	7,090	6,923	0.3	7,090
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	6,975	6,902	0.3	6,975
Pace Analytical Services, LLC#+	One stop	L + 5.50%	(c)	6.50%	04/2024	2,727	2,727	0.2	2,727
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,635	1,649	0.1	1,635
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,503	1,506	0.1	1,503
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	1,252	1,250	—	1,252
Pace Analytical Services, LLC#+	One stop	L + 5.50%	(c)	6.50%	04/2024	1,210	1,220	—	1,210
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	983	969	—	983
Pace Analytical Services, LLC+	One stop	L + 5.50%	(c)	6.50%	04/2024	881	872	—	881
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	670	670	—	670
Pace Analytical Services, LLC*#	One stop	L + 5.50%	(c)	6.50%	04/2024	554	558	—	554
Pace Analytical Services, LLC*	One stop	L + 5.50%	(c)	6.50%	04/2024	186	187	—	186
Pace Analytical Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	04/2024	—	(2)	—	—
Unchained Labs, LLC+	Senior loan	L + 5.50%	(a)	6.50%	08/2027	852	835	—	835
Unchained Labs, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1)	—	(1)
Unchained Labs, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(21)	—	(21)
						55,848	55,585	2.2	55,809
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L + 4.25%	(a)	5.00%	03/2028	2,029	2,024	0.1	2,029
Blackbird Purchaser, Inc. *+~	Senior loan	L + 4.50%	(c)(f)	4.63%	04/2026	15,839	16,063	0.6	15,864
Blackbird Purchaser, Inc. +	Senior loan	L + 4.50%	(c)	4.63%	04/2024	128	126	—	126
Chase Industries, Inc.+~	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	12,059	12,154	0.4	9,647
Chase Industries, Inc.+	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	985	1,012	—	788
Chase Industries, Inc.+	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2023	292	293	—	220
Time Manufacturing Acquisition, LLC~	Senior loan	L + 5.00%	(c)	6.00%	02/2023	703	702	—	703
						32,035	32,374	1.1	29,377

Marine
Veson Nautical LLC#+	One stop	L + 5.25%	(c)	6.25%	11/2025	9,668	9,589	0.4	9,668
Veson Nautical LLC+	One stop	L + 5.25%	(c)	6.25%	11/2025	7,209	7,141	0.3	7,209
Veson Nautical LLC+(5)	One stop	L + 5.25%		N/A(6)	11/2025	—	(1)	—	—
						16,877	16,729	0.7	16,877

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Media
Triple Lift, Inc.+	One stop	L + 5.75%	(c)	6.50%	05/2028	$5,397	$5,296	0.2%	$5,397
Triple Lift, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	—
						5,397	5,295	0.2	5,397
Multiline Retail
Mills Fleet Farm Group LLC*#+~	One stop	L + 6.25%	(a)	7.25%	10/2024	$46,470	$46,382	1.8	$46,470

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+~(8)(12)	One stop	L + 6.75%	(c)	7.75%	05/2025	20,629	20,741	0.8	20,629
3ES Innovation, Inc.+(5)(8)(12)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.33%	07/2025	37,452	37,830	1.4	37,381
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.58%	07/2025	17,167	16,827	0.7	17,283
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(2)
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC*#+	One stop	L + 6.00%	(c)	7.00%	05/2026	15,622	15,744	0.6	15,622
Project Power Buyer, LLC+(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(1)	—	—
						90,870	91,137	3.5	90,912
Paper & Forest Products
Messenger, LLC#~	One stop	L + 5.50%	(a)(f)	6.50%	08/2023	8,921	8,970	0.3	8,921
Messenger, LLC+	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
						8,921	8,970	0.3	8,921
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	$30,667	$30,960	1.1	$28,213
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,238	5,287	0.2	4,819
IMPLUS Footwear, LLC*+	One stop	L + 7.75%	(c)	8.75%	04/2024	755	772	—	695
						36,660	37,019	1.3	33,727

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	Senior loan	L + 5.00%	(a)	6.00%	02/2026	$13,077	$12,980	0.5%	$13,077
Amalthea Parent, Inc.*#+(8)(12)	One stop	L + 5.00%	(a)	6.00%	03/2027	25,964	25,726	1.0	25,964
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.00%		N/A(6)	03/2027	—	(2)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.00%		N/A(6)	03/2027	—	(45)	—	—
Apothecary Products, LLC+	Senior loan	L + 4.25%	(a)	5.25%	07/2023	2,891	2,959	0.1	2,891
Apothecary Products, LLC+	Senior loan	L + 4.25%	(a)(b)(c)(d)	5.25%	07/2023	313	313	—	313
BIOVT, LLC*#+	One stop	L + 5.75%	(a)	6.75%	07/2022	32,910	32,785	1.3	32,910
BIOVT, LLC#+	One stop	L + 5.75%	(a)	6.75%	07/2022	1,978	1,970	0.1	1,978
BIOVT, LLC*	One stop	L + 5.75%	(a)	6.75%	07/2022	1,857	1,849	0.1	1,857
BIOVT, LLC+	One stop	L + 5.75%	(a)	6.75%	07/2022	102	102	—	102
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.75%	(n)	4.80%	08/2028	26,972	26,573	1.0	26,082
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	—	—	—
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(76)	—	(75)
						106,064	105,134	4.1	105,099
Professional Services
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.25%	(a)	5.25%	06/2022	8,846	8,889	0.4	8,846
DISA Holdings Acquisition Subsidiary Corp.+	Senior loan	L + 4.25%		N/A(6)	06/2022	—	—	—	—
IG Investments Holdings, LLC+	One stop	L + 6.00%	(c)	6.75%	09/2028	6,600	6,469	0.3	6,468
IG Investments Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2027	—	(1)	—	(1)
Net Health Acquisition Corp.+	One stop	L + 5.75%	(c)	6.75%	12/2025	13,370	13,252	0.5	13,370
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	8,465	8,483	0.4	8,465
Net Health Acquisition Corp.+~	One stop	L + 5.75%	(c)	6.75%	12/2025	6,776	6,817	0.3	6,776
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	4,280	4,229	0.2	4,280
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,183	1,186	—	1,183
Net Health Acquisition Corp.+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	—
Nexus Brands Group, Inc.*#	One stop	L + 5.75%	(c)	6.75%	11/2023	9,282	9,345	0.4	9,282
Nexus Brands Group, Inc.+~(8)(9)	One stop	SN + 6.03%	(n)	7.03%	11/2023	7,072	7,163	0.3	7,584
Nexus Brands Group, Inc.#+	One stop	L + 5.75%	(c)	6.75%	11/2023	1,966	2,010	0.1	1,966
Nexus Brands Group, Inc.#~	One stop	L + 5.75%	(c)	6.75%	11/2023	1,423	1,454	0.1	1,423
Nexus Brands Group, Inc.+(8)(9)	One stop	SN + 6.03%	(n)	7.03%	11/2023	817	817	—	826
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	757	753	—	757
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(b)	6.75%	11/2023	561	557	—	561
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(c)	6.75%	11/2023	513	513	—	513
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(c)	6.75%	11/2023	486	481	—	486
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(a)	6.75%	11/2023	160	162	—	160
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(c)	6.75%	11/2023	84	84	—	84
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(c)	6.75%	11/2023	53	53	—	53
Nexus Brands Group, Inc.+(8)(9)	One stop	SN + 6.03%	(n)	7.03%	11/2023	28	28	—	26
Nexus Brands Group, Inc.+	One stop	L + 5.75%	(c)	6.75%	11/2023	11	11	—	11
Nexus Brands Group, Inc.+(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(36)	—	—
PlanSource Holdings, Inc. +~	One stop	L + 6.25%	(c)	7.25%	04/2025	11,416	11,514	0.4	11,416
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(c)	7.25%	04/2025	82	82	—	82
Teaching Company, The*#+	One stop	L + 4.75%	(c)	5.75%	07/2023	17,508	17,621	0.7	17,508
Teaching Company, The+	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	—
						101,739	101,933	4.1	102,125

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Property Brands, Inc.#+	One stop	L + 5.75%	(c)	6.75%	07/2025	$19,640	$19,727	0.7%	$19,444
Property Brands, Inc.+~	One stop	L + 5.75%	(c)	6.75%	07/2025	13,528	13,342	0.5	13,394
Property Brands, Inc.+	One stop	L + 5.75%	(c)	6.75%	07/2025	12,492	12,370	0.5	12,367
Property Brands, Inc.*#	One stop	L + 5.75%	(c)	6.75%	07/2025	6,585	6,645	0.3	6,519
Property Brands, Inc.+~	One stop	L + 5.75%	(c)(d)	6.75%	07/2025	3,209	3,275	0.1	3,177
Property Brands, Inc.#+	One stop	L + 5.75%	(d)	6.75%	07/2025	1,409	1,437	0.1	1,396
Property Brands, Inc.#+	One stop	L + 5.75%	(d)	6.75%	07/2025	1,193	1,216	—	1,181
Property Brands, Inc.#+	One stop	L + 5.75%	(c)	6.75%	07/2025	1,176	1,200	—	1,164
Property Brands, Inc.+	One stop	L + 5.75%	(c)	6.75%	07/2025	940	934	—	931
Property Brands, Inc.+	One stop	L + 5.75%	(d)	6.75%	07/2025	497	506	—	491
Property Brands, Inc.+(5)	One stop	L + 5.75%		N/A(6)	07/2025	—	(1)	—	(2)
Property Brands, Inc.+(5)	One stop	L + 5.75%		N/A(6)	07/2025	—	(213)	—	(219)
MRI Software LLC*+	One stop	L + 5.50%	(d)	6.50%	02/2026	14,474	14,370	0.6	14,474
MRI Software LLC+	One stop	L + 5.50%	(d)	6.50%	02/2026	2,009	1,968	0.1	2,009
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC+	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	—
MRI Software LLC+	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(6)	—	—
RPL Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%	(n)	5.80%	08/2028	20,251	20,003	0.8	19,428
RPL Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	—
						97,403	96,771	3.7	95,754
Road & Rail
Gruden Acquisition, Inc+	One stop	L + 5.50%	(c)	6.50%	07/2028	4,254	4,151	0.1	4,148
Gruden Acquisition, Inc+(5)	One stop	L + 5.50%		N/A(6)	07/2026	—	(1)	—	(1)
Gruden Acquisition, Inc+(5)	One stop	L + 5.50%		N/A(6)	07/2028	—	(1)	—	(1)
Internet Truckstop Group LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2025	22,358	22,756	0.9	22,358
Internet Truckstop Group LLC+	One stop	L + 5.75%	(c)	6.75%	04/2025	9,789	9,662	0.4	9,789
Internet Truckstop Group LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2025	—	(2)	—	—
						36,401	36,565	1.4	36,293

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L + 4.95%	(a)	4.25% cash/1.70% PIK	09/2023	$4,556	$4,556	0.2%	$4,556
Accela, Inc.+	One stop	L + 7.00%		N/A(6)	09/2023	—	—	—	—
Appfire Technologies, LLC#+	One stop	L + 5.50%	(c)	6.50%	03/2027	33,935	33,481	1.3	33,935
Appfire Technologies, LLC+	One stop	L + 5.50%	(c)	6.50%	03/2027	20	19	—	20
Appfire Technologies, LLC+	One stop	L + 5.50%		N/A(6)	03/2027	—	—	—	—
Appfire Technologies, LLC+(5)	One stop	L + 5.50%		N/A(6)	03/2027	—	(15)	—	—
Apptio, Inc. +~	One stop	L + 7.25%	(c)	8.25%	01/2025	57,010	57,555	2.2	57,010
Apptio, Inc. +	One stop	L + 7.25%	(c)	8.25%	01/2025	76	75	—	76
Aras Corporation+	One stop	L + 7.00%	(c)	4.25% cash/3.75% PIK	04/2027	10,179	10,086	0.4	10,198
Aras Corporation+(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(2)
Aras Corporation+(5)	One stop	L + 3.25%		N/A(6)	04/2027	—	(12)	—	2
Auvik Networks Inc.+(8)(12)	One stop	L + 5.75%	(c)	4.00% cash/2.75% PIK	07/2027	6,841	6,775	0.3	6,773
Auvik Networks Inc.+(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	(1)
Axiom Merger Sub Inc.+~	One stop	L + 6.00%	(c)(d)	7.00%	04/2026	5,788	5,819	0.2	5,788
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 6.25%	(g)	6.25%	04/2026	2,386	2,401	0.1	2,477
Axiom Merger Sub Inc.+	One stop	L + 6.00%	(c)	7.00%	04/2026	274	272	—	274
Axiom Merger Sub Inc.+(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.+(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	—
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	2,899	2,917	0.1	2,882
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	07/2026	516	517	—	513
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	306	304	—	304
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.+	One stop	L + 7.50%	(c)(d)	7.00% cash/1.50% PIK	06/2026	923	919	—	970
Beqom North America, Inc.+	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	1
Bullhorn, Inc.*#+~	One stop	L + 5.75%	(c)	6.75%	09/2026	66,625	65,684	2.6	66,642
Bullhorn, Inc.+(8)(9)	One stop	L + 6.00%	(i)	6.08%	09/2026	11,888	11,716	0.5	13,040
Bullhorn, Inc.+(8)(9)	One stop	E + 5.75%	(g)	5.75%	09/2026	4,774	4,704	0.2	5,011
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	216	213	—	216
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	97	95	—	97
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	77	76	—	77
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L + 5.00%	(a)	6.00%	06/2028	9,919	9,729	0.4	9,930
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	L + 5.00%		N/A(6)	06/2026	—	(2)	—	(1)
Calabrio, Inc. +	One stop	L + 7.00%	(c)	8.00%	04/2027	53,683	52,939	2.1	53,683
Calabrio, Inc. +(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Cloudbees, Inc.+	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	4,236	4,257	0.2	4,236
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	2,788	2,737	0.1	2,788
Cloudbees, Inc.+	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	1,476	1,466	0.1	1,476
Cloudbees, Inc.+	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Cybergrants Holdings, LLC+	One stop	L + 6.50%	(c)	7.25%	09/2027	58,423	57,556	2.2	57,839

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Cybergrants Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	09/2027	$—	$(3)	—%	$(2)
Cybergrants Holdings, LLC+(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(42)	—	(43)
Daxko Acquisition Corporation*#+	One stop	L + 6.00%	(c)	7.00%	09/2023	25,416	25,467	1.0	25,416
Daxko Acquisition Corporation+	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
Digital Guardian, Inc.+	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	9,000	9,178	0.4	9,615
Digital Guardian, Inc.+	Subordinated debt	N/A		8.00% PIK	06/2023	9	8	—	9
Digital Guardian, Inc.+	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	2
Diligent Corporation*#+~	One stop	L + 6.25%	(c)	7.25%	08/2025	87,175	87,282	3.4	87,693
Diligent Corporation+	One stop	L + 5.75%	(c)	6.75%	08/2025	6,025	5,971	0.2	5,960
Diligent Corporation+	One stop	L + 6.25%		N/A(6)	08/2025	—	—	—	2
FirstUp, Inc+	One stop	L + 6.75%	(c)	4.25% cash/3.50% PIK	07/2027	8,606	8,524	0.3	8,520
FirstUp, Inc+(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	(1)
Gainsight, Inc.+	One stop	L + 6.25%	(c)	7.00%	07/2027	7,172	7,050	0.3	7,046
Gainsight, Inc.+(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(2)	—	(2)
GS Acquisitionco, Inc.*#+~	One stop	L + 5.75%	(d)	6.75%	05/2026	53,499	53,611	2.1	53,499
GS Acquisitionco, Inc.*#	One stop	L + 5.75%	(d)	6.75%	05/2026	12,625	12,804	0.5	12,625
GS Acquisitionco, Inc.#+	One stop	L + 5.75%	(d)	6.75%	05/2026	3,253	3,299	0.2	3,253
GS Acquisitionco, Inc.+~	One stop	L + 5.75%	(d)	6.75%	05/2026	3,001	3,044	0.1	3,001
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(d)	6.75%	05/2026	2,768	2,754	0.1	2,768
GS Acquisitionco, Inc.#+	One stop	L + 5.75%	(d)	6.75%	05/2026	1,880	1,907	0.1	1,880
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(d)	6.75%	05/2026	74	74	—	74
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(c)(d)	6.75%	05/2026	36	36	—	36
GS Acquisitionco, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(2)	—	—
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,566	0.6	14,355
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,501	4,490	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	2,706	2,685	0.1	2,706
ICIMS, Inc.+	One stop	L + 6.50%	(c)	7.50%	09/2024	88	88	—	88
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	2,976	2,947	0.1	3,091
Impartner, Inc.+	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	234	233	—	245
Impartner, Inc.+(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(1)	—	9
Impartner, Inc.+	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Instructure, Inc.~	One stop	L + 5.50%	(a)	6.50%	03/2026	10,944	10,617	0.4	10,944
Juvare, LLC*	One stop	L + 5.75%	(c)	6.75%	10/2026	7,526	7,447	0.3	7,432
Juvare, LLC+	One stop	P + 4.75%	(f)	6.75%	10/2026	1,737	1,718	0.1	1,715
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	(1)
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	10/2026	—	(27)	—	(27)
Kaseya Traverse Inc+~	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	38,053	38,761	1.4	37,387
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	13,986	13,848	0.5	13,741
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	3,925	3,935	0.2	3,857
Kaseya Traverse Inc+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	1,625	1,602	0.1	1,597
Kaseya Traverse Inc+(5)	One stop	L + 6.50%		N/A(6)	05/2025	—	(1)	—	(6)
Kaseya Traverse Inc+(5)	One stop	L + 4.00%		N/A(6)	05/2025	—	(217)	—	(115)
Mindbody, Inc.+~	One stop	L + 8.50%	(c)(d)	8.00% cash/1.50% PIK	02/2025	49,337	49,944	1.9	49,401

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Mindbody, Inc.+(5)	One stop	L + 8.00%		N/A(6)	02/2025	$—	$(1)	—%	$(4)
Mindbody, Inc.+	One stop	L + 7.00%		N/A(6)	02/2025	—	—	—	7
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	2,711	2,692	0.1	2,711
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	1,430	1,430	0.1	1,430
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	1,276	1,266	—	1,276
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	819	824	—	819
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	373	389	—	373
mParticle, Inc.+	One stop	L + 10.25%	(c)	7.50% cash/3.75% PIK	09/2025	4,889	4,825	0.2	4,889
mParticle, Inc.+	One stop	L + 10.25%	(c)	11.25%	09/2025	—	—	—	—
Namely, Inc.+~	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	3,631	3,505	0.1	3,631
Namely, Inc.+	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	2,062	1,970	0.1	2,062
Namely, Inc.+	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	72	70	—	72
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%	(h)	6.00%	07/2028	7,729	7,617	0.3	7,572
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
PDI TA Holdings, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2024	8,495	8,376	0.3	8,495
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(c)	9.50%	10/2025	3,424	3,359	0.1	3,424
PDI TA Holdings, Inc.	One stop	L + 4.50%	(d)	5.50%	10/2024	697	689	—	697
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2024	385	379	—	385
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(c)	9.50%	10/2025	206	203	—	206
Personify, Inc.*#+	One stop	L + 5.25%	(c)	6.25%	09/2024	14,469	14,664	0.6	14,469
Personify, Inc.#	One stop	L + 5.25%	(c)	6.25%	09/2024	8,614	8,543	0.3	8,614
Personify, Inc.+	One stop	L + 5.25%		N/A(6)	09/2024	—	1	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(c)	9.00%	03/2027	23,748	23,526	0.9	23,748
Pluralsight, LLC+(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(d)	6.75%	09/2028	4,221	4,178	0.2	4,178
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(8)	—	(8)
Pyramid Healthcare Acquisition Corp.#+	One stop	L + 4.75%	(c)	5.75%	05/2027	18,558	18,384	0.7	18,558
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	5.75%	05/2027	159	100	—	159
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,300	11,301	0.4	10,735
RegEd Aquireco, LLC+	Senior loan	P + 3.25%	(f)	4.27%	12/2024	144	143	—	130
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(c)	7.25%	05/2027	4,541	4,499	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	6,319	6,268	0.2	6,195
SnapLogic, Inc.	One stop	L + 3.25%	(b)	5.75%	09/2024	2,110	2,045	0.1	2,069
SnapLogic, Inc.+	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	64	64	—	63
SnapLogic, Inc.+	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
SnapLogic, Inc.+(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(10)	—	(41)
Sontatype, Inc.+	One stop	L + 6.75%	(c)	7.75%	12/2025	851	845	—	851
Sontatype, Inc.+(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.*#~	One stop	L + 6.25%	(c)	7.25%	12/2026	31,676	31,334	1.2	31,359
Spartan Buyer Acquisition Co.+	One stop	L + 6.25%	(c)	7.25%	12/2026	2,013	1,973	0.1	1,993

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Spartan Buyer Acquisition Co.+(5)	One stop	L + 6.25%		N/A(6)	12/2026	$—	$(3)	—%	$(2)
Telesoft Holdings LLC+	One stop	L + 5.75%	(c)	6.75%	12/2025	895	881	—	895
Telesoft Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(1)	—	—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	4.58%	12/2024	3,481	3,526	0.1	3,474
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	920	901	—	927
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	432	424	—	436
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	4.58%	12/2024	14	13	—	14
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	15,404	15,482	0.6	15,408
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	6,964	6,847	0.3	6,965
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(a)	7.25%	03/2025	1,785	1,830	0.1	1,786
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,733	1,774	0.1	1,734
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,688	1,730	0.1	1,689
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,631	1,653	0.1	1,631
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,572	1,611	0.1	1,573
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	1,466	1,500	0.1	1,466
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,200	1,212	—	1,201
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(a)	7.25%	03/2025	661	677	—	662
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	457	453	—	457
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	443	439	—	443
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	104	102	—	104
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2024	70	69	—	70
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(a)	7.25%	03/2025	64	65	—	64
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(a)	7.25%	03/2025	59	60	—	59
Transact Holdings, Inc.+~	Senior loan	L + 4.75%	(a)	4.83%	04/2026	3,047	3,083	0.1	3,025
Trintech, Inc.*#+	One stop	L + 6.00%	(c)	7.00%	12/2024	22,171	22,355	0.9	22,171
Trintech, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2024	9,192	9,306	0.4	9,192
Trintech, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2024	100	100	—	100
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	L + 8.05%	(i)	5.30% cash/3.55% PIK	05/2024	8,162	8,258	0.3	7,330
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	L + 8.05%	(i)	5.30% cash/3.55% PIK	05/2024	136	136	—	120
Vendavo, Inc.+	One stop	L + 5.75%	(c)	6.50%	09/2027	19,809	19,637	0.8	19,636
Vendavo, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1)	—	(1)
Workforce Software, LLC+~	One stop	L + 6.50%	(c)	7.50%	07/2025	27,474	27,967	1.1	27,474
Workforce Software, LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	07/2025	4,862	4,818	0.2	4,862
Workforce Software, LLC+	One stop	L + 6.50%	(c)	7.50%	07/2025	94	92	—	94
						1,015,519	1,012,853	39.4	1,013,797
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 6.50%	(a)	7.50%	09/2025	$5,855	$5,787	0.3%	$5,855
2nd Ave. LLC+	One stop	L + 6.50%		N/A(6)	09/2025	—	—	—	—
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	(a)	7.75%	06/2023	21,921	21,998	0.9	21,921
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)	7.75%	06/2023	1,434	1,427	0.1	1,434
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(f)	8.36%	06/2023	102	102	—	102
Boot Barn, Inc.#+~	Senior loan	L + 4.50%	(c)	5.50%	06/2023	7,523	7,607	0.3	7,523
Consilio Midco Limited+(8)(12)	One stop	L + 5.75%	(d)	6.75%	05/2028	11,684	11,462	0.5	11,567
Consilio Midco Limited+(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	(1)
Consilio Midco Limited+(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2028	—	(41)	—	(44)
Cycle Gear, Inc.#+	One stop	L + 5.00%	(c)	6.00%	01/2026	49,145	49,023	1.9	48,654
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	20,873	20,728	0.8	20,716
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	4,815	4,771	0.2	4,779
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	4,191	4,152	0.2	4,159
Imperial Optical Midco Inc.+~	One stop	L + 5.75%	(a)	6.75%	08/2023	3,627	3,656	0.2	3,599
Imperial Optical Midco Inc.*+	One stop	L + 5.75%	(a)	6.75%	08/2023	2,828	2,814	0.1	2,806
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	2,791	2,765	0.2	2,770
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	2,261	2,240	0.1	2,244
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	2,079	2,060	0.1	2,063
Imperial Optical Midco Inc.#+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,922	1,953	0.1	1,907
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,671	1,655	0.1	1,658
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,469	1,455	0.1	1,458
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,450	1,436	0.1	1,439
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2023	1,383	1,370	0.1	1,372
Imperial Optical Midco Inc.#+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,251	1,272	—	1,242
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,157	1,146	—	1,148
Imperial Optical Midco Inc.*+	One stop	L + 5.75%	(a)	6.75%	08/2023	1,139	1,157	—	1,131
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	888	880	—	881
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	666	660	—	661
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	638	633	—	634
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	504	499	—	500
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	464	454	—	460
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	454	450	—	451
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	450	446	—	447
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	446	442	—	443
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	418	414	—	415
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	414	410	—	411
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	390	386	—	387
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	384	381	—	381
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	356	353	—	354
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	331	329	—	328
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	317	314	—	314
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	287	284	—	285
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	280	274	—	278
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	275	272	—	273
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	272	269	—	270
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	259	257	—	257
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	241	239	—	239

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	$221	$219	—%	$219
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	197	195	—	196
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	195	193	—	194
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	194	192	—	192
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	190	189	—	189
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	181	179	—	180
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	169	167	—	168
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	167	165	—	165
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	162	161	—	161
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	161	159	—	159
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	155	153	—	154
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	153	152	—	152
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	144	143	—	143
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	139	138	—	138
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	134	133	—	133
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	130	129	—	129
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	129	127	—	128
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	115	114	—	114
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	115	114	—	114
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	115	114	—	114
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	110	109	—	110
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	107	106	—	107
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	106	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	106	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	100	99	—	100
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	97	96	—	96
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	87	86	—	86
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	83	83	—	83
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	80	79	—	79
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	76	76	—	76
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	76	75	—	76
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	75	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	69	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	65	65	—	65
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	64	64	—	64
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	63	63	—	63
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	62	62	—	62
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	61	60	—	60
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	60	59	—	59
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	43	42	—	42
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	36	36	—	36
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	35	35	—	35

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	$28	$28	—%	$28
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	27	27	—	27
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	27	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	26	25	—	25
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	24	24	—	23
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	20	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	19	18	—	18
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	15	14	—	14
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	14	13	—	14
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	12	12	—	12
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 5.75%	(a)	6.75%	08/2023	3	3	—	3
Imperial Optical Midco Inc.+	One stop	L + 5.75%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.+(5)	One stop	L + 5.75%		N/A(6)	08/2023	—	(78)	—	(64)
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	C + 5.25%	(l)	6.25%	11/2024	17,804	18,035	0.8	18,471
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	12,239	12,419	0.5	12,228
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 5.50%	(l)	6.50%	11/2024	5,207	5,164	0.3	5,449
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	4,262	4,317	0.2	4,259
Jet Equipment & Tools Ltd.+(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	1,566	1,556	0.1	1,564

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Jet Equipment & Tools Ltd.+(8)(12)	One stop	L + 5.25%	(a)	6.25%	11/2024	$118	$118	—%	$118
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 5.25%	(l)(m)	6.25%	11/2024	101	99	—	99
PetPeople Enterprises, LLC#	One stop	L + 5.50%	(c)	6.50%	09/2023	5,227	5,259	0.2	5,227
PetPeople Enterprises, LLC#+	One stop	L + 5.50%	(c)(d)	6.50%	09/2023	1,774	1,793	0.1	1,774
PetPeople Enterprises, LLC+	One stop	L + 5.50%	(c)	6.50%	09/2023	20	21	—	20
PPV Intermediate Holdings II, LLC#+	One stop	L + 5.50%	(a)	6.50%	05/2023	4,871	4,871	0.2	4,871
PPV Intermediate Holdings II, LLC+	One stop	L + 5.50%	(a)	6.50%	05/2023	2,483	2,461	0.1	2,483
PPV Intermediate Holdings II, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2023	1,155	1,145	—	1,155
PPV Intermediate Holdings II, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2023	1,065	1,056	—	1,065
PPV Intermediate Holdings II, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2023	1,027	1,018	—	1,027
PPV Intermediate Holdings II, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2023	1,000	1,000	—	1,000
PPV Intermediate Holdings II, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2023	924	916	—	924
PPV Intermediate Holdings II, LLC+	One stop	L + 5.50%	(a)	6.50%	05/2023	774	767	—	774
PPV Intermediate Holdings II, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2023	770	763	—	770
PPV Intermediate Holdings II, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2023	731	725	—	731
PPV Intermediate Holdings II, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2023	597	597	—	597
PPV Intermediate Holdings II, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2023	526	522	—	526
PPV Intermediate Holdings II, LLC*	One stop	L + 5.50%	(a)	6.50%	05/2023	431	420	—	431
PPV Intermediate Holdings II, LLC+	One stop	L + 5.50%	(a)	6.50%	05/2023	223	221	—	223
PPV Intermediate Holdings II, LLC+	One stop	P + 4.50%	(f)	7.75%	05/2023	193	192	—	193
PPV Intermediate Holdings II, LLC+	One stop	L + 5.50%	(a)	6.50%	05/2023	165	164	—	165
PPV Intermediate Holdings II, LLC#	One stop	L + 5.50%	(a)	6.50%	05/2023	128	127	—	128
PPV Intermediate Holdings II, LLC+	One stop	N/A		7.90% PIK	05/2023	26	26	—	26
PPV Intermediate Holdings II, LLC+(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(12)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 4.75%	(c)	5.75%	10/2024	7,222	7,231	0.3	7,222
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L + 4.75%	(c)	5.75%	10/2024	1,691	1,734	0.1	1,691
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	L + 4.75%	(c)	5.75%	10/2024	80	80	—	80
Titan Fitness, LLC*#+	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	30,446	30,702	1.1	27,390
Titan Fitness, LLC+	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	1,899	1,883	0.1	1,708
Titan Fitness, LLC+	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	480	477	—	430
Vermont Aus Pty Ltd+~(8)(9)(11)	Senior loan	A + 4.75%	(k)	4.82%	02/2025	2,199	2,216	0.1	2,318
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	A + 4.00%	(k)	4.07%	02/2025	1,010	994	—	921
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	A + 4.75%	(k)	4.82%	02/2025	81	81	—	94
						277,574	277,421	10.6	273,973

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L + 6.00%	(c)	7.00%	03/2023	$22,238	$22,311	0.9%	$22,238
Agility Recovery Solutions Inc.+	One stop	L + 6.00%	(c)	7.00%	03/2023	902	900	—	902
						23,140	23,211	0.9	23,140
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	1,954	1,928	0.1	1,954
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	974	961	—	974
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	855	844	—	855
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(1)	—	—
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	9,802	9,787	0.3	6,371
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	3,941	3,935	0.1	2,562
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	2,028	2,026	0.1	1,318
Elite Sportswear, L.P.*+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	673	672	—	437
Elite Sportswear, L.P.+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	308	308	—	200
Elite Sportswear, L.P.*+	Senior loan	L + 6.25%	(c)	7.25%	12/2021	294	294	—	191
Elite Sportswear, L.P.+(5)	Senior loan	L + 6.25%	(c)	7.25%	12/2021	86	83	—	(351)
Elite Sportswear, L.P.+(5)	Senior loan	L + 6.25%	(c)	7.25%	12/2021	3	3	—	(12)
Georgica Pine Clothiers, LLC#+	One stop	L + 7.50%	(d)	6.50% cash/2.00% PIK	11/2023	10,459	10,365	0.4	10,483
Georgica Pine Clothiers, LLC*#	One stop	L + 7.50%	(d)	6.50% cash/2.00% PIK	11/2023	6,559	6,503	0.3	6,574
Georgica Pine Clothiers, LLC+	One stop	L + 7.50%	(c)(d)	6.50% cash/2.00% PIK	11/2023	1,015	996	—	1,017
Georgica Pine Clothiers, LLC#+	One stop	L + 7.50%	(d)	6.50% cash/2.00% PIK	11/2023	913	906	—	915
Georgica Pine Clothiers, LLC*#	One stop	L + 7.50%	(d)	6.50% cash/2.00% PIK	11/2023	640	636	—	642
Georgica Pine Clothiers, LLC+	One stop	L + 7.50%	(d)	6.50% cash/2.00% PIK	11/2023	2	2	—	2
SHO Holding I Corporation+~	Senior loan	L + 5.25%	(c)	6.25%	04/2024	4,003	3,995	0.2	3,803
SHO Holding I Corporation+~	Senior loan	L + 5.23%	(c)	6.23%	04/2024	67	67	—	63
SHO Holding I Corporation+(5)	Senior loan	L + 5.00%		N/A(6)	04/2024	—	—	—	(4)
SHO Holding I Corporation+(5)	Senior loan	L + 4.00%		N/A(6)	04/2024	—	(1)	—	—
SHO Holding I Corporation+	Senior loan	L + 4.00%	(c)	5.00%	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 5.23%	(c)	6.23%	04/2024	—	—	—	—
						44,576	44,309	1.5	37,994
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(c)	6.25%	06/2028	19,311	18,940	0.7	19,311
Marcone Yellowstone Buyer Inc.+(5)	One stop	L + 5.50%		N/A(6)	06/2028	—	(4)	—	—
						19,311	18,936	0.7	19,311
Water Utilities
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	06/2027	17,136	16,973	0.7	17,136
S.J. Electro Systems, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	—
S.J. Electro Systems, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	—
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(c)	5.50%	11/2026	339	313	—	313
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(c)	5.50%	11/2026	210	208	—	208
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%		N/A(6)	10/2026	—	—	—	—
						17,685	17,490	0.7	17,657
Total non-controlled/non-affiliate company debt investments						$4,715,909	$4,684,411	179.7%	$4,642,198

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace and Defense
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	2	$1,506	—%	$1,016
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	256	—	502
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	128	—	291
Tronair Parent, Inc.+	LLC units	N/A	N/A	N/A	—	40	—	40
Whitcraft LLC+	Common Stock	N/A	N/A	N/A	11	2,285	0.2	2,822
						4,215	0.2	4,671
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A	N/A	5	314	—	341

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A	N/A	1	730	—	730
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	323	—	537
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	508	0.1	787
						1,561	0.1	2,054
Biotechnology
BIO18 Borrower, LLC+(17)	Preferred stock	N/A	N/A	N/A	591	1,190	0.1	2,779

Building Products
Brooks Equipment Company, LLC+	Common Stock	N/A	N/A	N/A	10	1,021	0.1	2,991

Chemicals
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	103

Commercial Services & Supplies
Hydraulic Authority III Limited+(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	516
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	165
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	359	359	—	359
						786	—	1,040
Construction & Engineering
Reladyne, Inc.+	LP interest	N/A	N/A	N/A	—	1,032	—	1,155

Diversified Consumer Services
CHHJ Franchising, LLC+(17)	LLC units	N/A	N/A	N/A	19	193	0.1	239
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	12	—	1
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	0.1	757
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	969	—	198
Spear Education, LLC+	LLC interest	N/A	N/A	N/A	—	7	—	33
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	74
						1,616	0.2	1,302
Electronic Equipment, Instruments & Components
ES Acquisition LLC+	LP interest	N/A	N/A	N/A	—	—	—	21
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	315
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	160
Inventus Power, Inc.+	LP interest	N/A	N/A	N/A	—	20	—	40
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	536
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$378
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	0.1	1,037
Captain D's, LLC+	LLC interest	N/A	N/A	N/A	158	156	0.1	784
Feeders Supply Company, LLC+	Preferred stock	N/A	N/A	N/A	4	400	—	525
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	—
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	216	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,682
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	31	373	—	122
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	38
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	462
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	548
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	—	708
Zenput Inc.+	Preferred stock	N/A	N/A	N/A	146	409	—	426
						4,567	0.3	6,981
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	115
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	588
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	281
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	191
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	483
FCID Merger Sub, Inc.+	Common Stock	N/A	N/A	N/A	3	325	—	352
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	926	0.3	5,932
						2,383	0.3	7,942
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	77	—	139
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	151
CCSL Holdings, LLC+	LP interest	N/A	N/A	N/A	—	312	—	319
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	—	240	—	276
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	62
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	177
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	455
Katena Holdings, Inc.+	LLC units	N/A	N/A	N/A	—	573	0.1	718
Lombart Brothers, Inc.+	Common Stock	N/A	N/A	N/A	1	440	—	215
						6,319	0.1	2,512

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$320
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.2	3,718
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	2,065
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	1,119	0.1	1,434
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A	N/A	104	104	—	135
CRH Healthcare Purchaser, Inc.+(17)	LP interest	N/A	N/A	N/A	429	327	0.1	771
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,618	0.1	2,239
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	276
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	648	—	817
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	61	—	57
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A	N/A	26	272	—	45
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	25
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	8	—	13
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	177	199	—	248
MD Now Holdings, Inc.+(17)	LLC interest	N/A	N/A	N/A	15	110	—	241
Midwest Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	1	567	—	567
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	185
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	35
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A	N/A	412	335	—	442
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	272
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	296	—	323
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.+	Preferred stock	N/A	N/A	N/A	1	116	—	166
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	—	528	—	682
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	4	74	0.1	734
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	92
Radiology Partners, Inc.+	LLC interest	N/A	N/A	N/A	43	55	—	365
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	116
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A	N/A	—	40	—	108
Summit Behavioral Healthcare, LLC+(17)	LLC interest	N/A	N/A	N/A	2	115	—	229
Summit Behavioral Healthcare, LLC+	LLC interest	N/A	N/A	N/A	2	—	—	409
						12,362	0.7	17,129

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	153	$192	—%	$312
HSI Halo Acquisition, Inc.+	LP interest	N/A	N/A	N/A	—	288	—	271
HSI Halo Acquisition, Inc.+	LP interest	N/A	N/A	N/A	—	—	—	—
Kareo, Inc.+	Warrant	N/A	N/A	N/A	52	162	—	88
Kareo, Inc.+	Warrant	N/A	N/A	N/A	13	49	—	69
Kareo, Inc.+	Preferred stock	N/A	N/A	N/A	2	8	—	18
Caliper Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	2,734	0.2	3,588
Caliper Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,427	0.1	1,601
Caliper Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	—	936
Caliper Software, Inc.+	LLC units	N/A	N/A	N/A	—	161	—	178
Caliper Software, Inc.+	Common Stock	N/A	N/A	N/A	177	—	—	826
						5,901	0.3	7,887
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP interest	N/A	N/A	N/A	206	206	—	295
Harri US LLC+	Warrant	N/A	N/A	N/A	18	106	—	106
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	487
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	6	61	—	75
Tropical Smoothie Cafe Holdings, LLC+(17)	LP interest	N/A	N/A	N/A	5	477	0.1	869
						1,562	0.1	1,832

Household Durables
Groundworks LLC+(17)	LLC interest	N/A	N/A	N/A	—	155	—	410

Insurance
Captive Resources Midco, LLC+(17)	LLC units	N/A	N/A	N/A	425	—	—	431
Majesco+	LP interest	N/A	N/A	N/A	—	307	—	333
Majesco+	LP interest	N/A	N/A	N/A	69	—	—	167
Orchid Underwriters Agency, LLC+(17)	LP interest	N/A	N/A	N/A	93	105	—	98
						412	—	1,029

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	$1,994	0.1%	$2,147
Appriss Holdings, Inc.+	Preferred stock	N/A	N/A	N/A	—	174	—	204
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	587	462	0.2	4,500
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	0.1	1,180
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	35	291	—	301
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	0.1	1,439
Episerver, Inc.+	Common Stock	N/A	N/A	N/A	75	807	—	939
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	192	1,103	—	1,103
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A	N/A	37	367	—	464
Red Dawn SEI Buyer, Inc.+	LP interest	N/A	N/A	N/A	13	13	—	21
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	259
						6,139	0.5	12,557
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	0.1	1,059
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	67	117	—	93
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	46	80	—	64
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	38	65	—	52
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	33	58	—	45
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	15	24	—	19
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	2	2	—	2
						556	0.1	1,334
Life Sciences Tools & Services
Pace Analytical Services, LLC+	LLC interest	N/A	N/A	N/A	6	700	—	1,195

Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	0.1	1,587
W3 Co.+	Preferred stock	N/A	N/A	N/A	—	224	—	221
						1,856	0.1	1,808
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A	N/A	502	502	—	899
BIOVT, LLC+	LLC interest	N/A	N/A	N/A	—	1,223	0.1	2,460
						1,725	0.1	3,359

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+(17)	LLC interest	N/A	N/A	N/A	—	$216	—%	$359
DISA Holdings Acquisition Subsidiary Corp.+	Common Stock	N/A	N/A	N/A	—	154	—	453
Net Health Acquisition Corp.+	LP interest	N/A	N/A	N/A	13	1,509	0.1	2,047
Nexus Brands Group, Inc.+	LP interest	N/A	N/A	N/A	—	547	0.1	1,818
Vitalyst, LLC+	Preferred stock	N/A	N/A	N/A	—	61	—	96
Vitalyst, LLC+	Common Stock	N/A	N/A	N/A	1	7	—	—
						2,494	0.2	4,773
Real Estate Management & Development
Property Brands, Inc.+	Common Stock	N/A	N/A	N/A	62	434	—	312

Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A	N/A	N/A	408	447	—	458

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.+	LLC interest	N/A	N/A	N/A	670	$418	—%	$202
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,001	—	1,079
Aras Corporation+	LP interest	N/A	N/A	N/A	306	306	—	334
Astute Holdings, Inc. +	LP interest	N/A	N/A	N/A	—	293	—	517
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A	N/A	N/A	26	256	—	256
Calabrio, Inc. +	LP interest	N/A	N/A	N/A	1	770	—	769
Calabrio, Inc. +	LP interest	N/A	N/A	N/A	96	0	—	—
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	72	466	—	667
Cloudbees, Inc.+	Warrant	N/A	N/A	N/A	131	247	0.1	906
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	356	434	—	519
Digital Guardian, Inc.+	Warrant	N/A	N/A	N/A	122	225	—	257
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	74	142	—	157
Digital Guardian, Inc.+	Preferred stock	N/A	N/A	N/A	67	123	—	145
Digital Guardian, Inc.+	Warrant	N/A	N/A	N/A	124	33	—	—
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.7	17,983
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	415	912	0.2	2,828
Everbridge, Inc.+(8)	Common Stock	N/A	N/A	N/A	4	444	—	508
FirstUp, Inc+	Common Stock	N/A	N/A	N/A	221	541	—	541
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	26	25,344	1.0	25,901
GS Acquisitionco, Inc.+	LP interest	N/A	N/A	N/A	1	170	—	1,041
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	196
mParticle, Inc.+	Preferred stock	N/A	N/A	N/A	162	1,060	—	1,060
mParticle, Inc.+	Warrant	N/A	N/A	N/A	69	16	—	383
Namely, Inc.+	Warrant	N/A	N/A	N/A	47	314	—	322
Namely, Inc.+	Warrant	N/A	N/A	N/A	17	28	—	20
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A	N/A	4	9	—	22
Personify, Inc.+	LP interest	N/A	N/A	N/A	716	942	0.1	1,262
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	—	964	0.1	1,270
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	329	0.1	1,290
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	184	—	218
RegEd Aquireco, LLC+	LP interest	N/A	N/A	N/A	—	331	—	158
RegEd Aquireco, LLC+	LP interest	N/A	N/A	N/A	3	21	—	—
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,590
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	106	75	—	417
Spartan Buyer Acquisition Co.+	Common Stock	N/A	N/A	N/A	1	623	—	714
Telesoft Holdings LLC+	LP interest	N/A	N/A	N/A	6	6	—	6
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	973	0.1	1,361
						55,545	2.5	64,899

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC+	LP interest	N/A	N/A	N/A	653	$653	0.1%	$1,616
Batteries Plus Holding Corporation+	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,483
Cycle Gear, Inc.+(17)	LLC units	N/A	N/A	N/A	27	462	—	1,056
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	144
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	53
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,777
Pet Holdings ULC+(8)(12)	LP interest	N/A	N/A	N/A	677	483	0.1	1,483
PPV Intermediate Holdings II, LLC+	LLC interest	N/A	N/A	N/A	325	315	—	745
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	—	1,188
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	2	138	—	255
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	3	2,955	0.1	3,374
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	—	1,023
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	3,276
						8,996	0.7	18,473
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	577
Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	LLC interest	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A	N/A	20	239	—	243
Georgica Pine Clothiers, LLC+	LLC units	N/A	N/A	N/A	—	—	—	—
MakerSights, Inc. +	Preferred stock	N/A	N/A	N/A	40	218	—	232
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	158
						783	—	633

Total non-controlled/non-affiliate company equity investments						$126,279	6.7%	$173,072

Total non-controlled/non-affiliate company investments					$4,715,909	$4,810,690	186.4%	$4,815,270

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(18)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(a)	6.75%	04/2024	$5,996	$6,004	0.2%	$5,996
Abita Brewing Co., L.L.C.+	Second lien	L + 8.00%	(d)	9.00%	04/2024	3,321	3,310	0.1	3,321
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%		N/A(6)	04/2024	—	—	—	—
Uinta Brewing Company+(7)	One stop	L + 4.00%	(a)	5.00%	11/2021	962	921	—	55
Uinta Brewing Company+(7)	One stop	L + 4.00%	(a)	5.00%	11/2021	571	565	—	407
						10,850	10,800	0.3	9,779
Consumer Finance
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,196	2,084	0.1	2,618
Paradigm DKD Group, LLC+(5)(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	—	(142)	—	5
						3,196	1,942	0.1	2,623
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,708	4,074	0.2	4,125
Sloan Company, Inc., The+	One stop	L + 8.50%	(c)	9.50%	04/2023	714	714	—	714
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	312	272	—	274
						5,734	5,060	0.2	5,113
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	3,761	3,762	0.1	2,257
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	626	626	—	142
						4,387	4,388	0.1	2,399
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L + 8.00%	(c)	9.25%	12/2024	12,961	12,681	0.5	12,702
Rubio's Restaurants, Inc.+(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(16)	—	(28)
						12,961	12,665	0.5	12,674
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	L + 5.25%	(c)	6.25%	06/2023	11,224	11,285	0.5	10,887
Elite Dental Partners LLC+	One stop	L + 5.25%	(c)	6.25%	06/2023	684	684	—	684
						11,908	11,969	0.5	11,571
Software
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	6,168	6,056	0.2	4,504
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	515	506	—	376
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	40	38	—	28
Switchfly LLC+(5)	One stop	L + 8.50%	(c)	9.50%	10/2023	2	2	—	(21)
						6,725	6,602	0.2	4,887
Total non-controlled/affiliate debt investments						$55,761	$53,426	1.9%	$49,046

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	—%	$733
Uinta Brewing Company	Common Stock	N/A	N/A	N/A	153	17	—	—
						17	—	733
Consumer Finance
Paradigm DKD Group, LLC	LLC interest	N/A	N/A	N/A	354	115	—	4
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	2,004	—	—	—
						115	—	4
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common Stock	N/A	N/A	N/A	—	41	—	49

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,844
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	886	182	0.1	1,199
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	536	110	0.1	725
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	72
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	52	3	—	42
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	2
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	1
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.3	4,885

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.1	3,568
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	0.1	1,794
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	19
						4,152	0.2	5,381
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	3,419	2,321	—	1,281

Total non-controlled/affiliate equity investments						$9,223	0.5%	$12,333

Total non-controlled/affiliate investments					$55,761	$62,649	2.4%	$61,379

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(19)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,527	$19,663	0.6 ~~%~~	$16,436
MMan Acquisition Co.+	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,468	1,468	0.1	1,468
						23,995	21,131	0.7	17,904

Total controlled affiliate debt investments						$23,995	$21,131	0.7%	$17,904

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A		N/A	N/A	—	$927	—	$333
							927	—	333

Total controlled affiliate equity investments							$927	—%	$333

Total controlled affiliate investments						$23,995	$22,058	0.7%	$18,237

Total investments						$4,795,665	$4,895,397	189.5%	$4,894,886

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.00%(20)			38,317	1.5%	38,317
Total money market funds							$38,317	1.5%	$38,317
Total Investments and Money Market Funds							$4,933,714	191.0%	$4,933,203

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2021, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2021, as the loan may have priced or repriced based on an index rate prior to September 30, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.08% as of September 30, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.11% as of September 30, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.13% as of September 30, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.16% as of September 30, 2021.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.24% as of September 30, 2021.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of September 30, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.56% as of September 30, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.53% as of September 30, 2021.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.08% as of September 30, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.17% as of September 30, 2021.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.07% as of September 30, 2021.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers' Acceptance Rate, which was 0.43% as of September 30, 2021.
(m) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers' Acceptance Rate, which was 0.45% as of September 30, 2021.
(n) Denotes that all or a portion of the loan was indexed to the Sterling Overnight Index Average, which was 0.05% as of September 30, 2021.
(o) Denotes that all or a portion of the loan was indexed to the Secured Overnight Financing Rate, which was 0.05% as of September 30, 2021.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2021.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of substantially all investments were valued using significant unobservable inputs. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2021, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2021, total non-qualifying assets at fair value represented 10.1% of the Company's total assets calculated in accordance with the 1940 Act.
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
(14) The headquarters of this portfolio company is located in Netherlands.
(15) Equity investments are non-income producing securities unless otherwise noted.
(16) Ownership of certain equity investments occurs through a holding company or partnership.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)
(17) The Company holds an equity investment that entitles it to receive preferential dividends.
(18)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2021	Interest, dividend and fee income
Abita Brewing Co. LLC(c)	$—	$27,863	$(20,062)	$2,249	$—	$10,050	$931
Benetech, Inc.	2,672	410	(795)	112	—	2,399	349
Dental Holdings Corporation	9,320	561	(13,657)	1,792	1,984	—	462
Elite Dental Partners LLC	15,368	668	(75)	991	—	16,952	955
Paradigm DKD Group, LLC	2,460	1,196	(1,215)	186	—	2,627	19
Rubio's Restaurants, Inc(d)	—	28,760	(16,470)	11,008	(5,739)	17,559	1,792
Sloan Company, Inc., The	4,365	637	(574)	900	(166)	5,162	67
Switchfly LLC	7,229	453	—	(1,514)	—	6,168	469
Uinta Brewing Company	586	266	(209)	(181)	—	462	(3)
Total Non-Controlled Affiliates	$42,000	$60,814	$(53,057)	$15,543	$(3,921)	$61,379	$5,041

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

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(c)	During the three months ended September 31, 2021, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(d)	During the three months ended December 31, 2020, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(19)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2021	Interest, dividend and fee income
MMan Acquisition Co.	$18,736	$5,023	$(5,023)	$(499)	$—	$18,237	$(12)
Total Controlled Affiliates	$18,736	$5,023	$(5,023)	$(499)	$—	$18,237	$(12)

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(20)The rate shown is the annualized seven-day yield as of September 30, 2021.

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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR, or Prime which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple oustanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2020 , as the loan may have priced or repriced based on an index rate prior to September 30, 2020.
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
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2020.
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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”), Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GCIC Funding II LLC (“GCIC Funding II”), SLF, Senior Loan Fund II LLC (“SLF II”), GCIC SLF and GCIC Senior Loan Fund II LLC (“GCIC SLF II”) and, prior to its dissolution on August 26, 2021, Golub Capital BDC CLO 4 LLC (“2020 Issuer”). Prior to January 1, 2020, the Company did not consolidate its non-controlling interests in SLF, SLF II, GCIC SLF and GCIC SLF II (collectively, the “Senior Loan Funds” or “SLFs”). See further description of the Company’s previous investments in the SLFs in Note 4. Investments.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2018 Issuer, Funding II, GCIC Holdings and the GCIC 2018 Issuer that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents and restricted foreign currencies:  Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, for periods prior to the surrender of the applicable small business investment company (“SBIC”) licenses, restricted cash and cash equivalents included amounts held within the Company’s SBIC subsidiaries. The amounts held within the SBICs were generally restricted to the originations of new loans by the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2021, 2020, and 2019, interest income included $21,399, $16,437, and $8,572, respectively, of accretion of

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
discounts. For the years ended September 30, 2021, 2020, and 2019, the Company received loan origination fees of $34,215, $13,072, and $10,833, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2021, 2020, and 2019, the Company capitalized PIK interest of $16,092, $10,956, and $2,951, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2021, 2020, and 2019, fee income included $3,200, $1,184, and $681, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2021, 2020, and 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $301,687, $312,933, and $152,359, respectively.

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

For the years ended September 30, 2021, 2020, and 2019, excluding the Company's investments in LLC equity interests in the SLFs, the Company recorded dividend income of $1,720, $291, and $349, respectively, and return of capital distributions of $542, $697, and $124, respectively. For the years ended September 30, 2020 and 2019, the Company recorded dividend income of $1,905, and $1,219, respectively, and return of capital distributions of $4,375, and $2,275, respectively, from the Company's investments in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $46,104 and $69,315 as of September 30, 2021 and 2020, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the years ended September 30, 2021, 2020 and 2019 was $30,793, $39,920 and $1,381, respectively.The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was accrued or paid for the years ended September 30, 2021, 2020, and 2019.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2021. The Company's tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statement of Operations.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2021 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the years ended September 30, 2021, 2020, and 2019.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an "at the market offering", in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company's common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the year ended September 30, 2021, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2021 and 2020, the Company had deferred debt issuance costs of $17,850 and $5,896, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2021, 2020, and 2019, was $10,203, $3,534, and $2,096, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on July 11, 2019. The Board noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee or the management or incentive fee rates and that the changes, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. At a meeting of the Company's stockholders held on September 4, 2019, the Company's stockholders voted to approve the Investment Advisory Agreement, which was entered into and effective as of September 16, 2019, the closing of the Merger. The Board most recently reapproved the Investment Advisory Agreement in May 2021. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The Investment Adviser served as collateral manager under the 2014 Collateral Management Agreement (as defined in Note 7) and the 2020 Collateral Management Agreement (as defined in Note 7) and serves as collateral manager under the 2018 Collateral Management Agreement (as defined in Note 7) and the GCIC 2018 Collateral Management Agreement (as defined in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement and Prior Investment Advisory Agreement, as applicable.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
During the year ended September 30, 2021, the Investment Adviser irrevocably waived $4,000 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $57,858 rather than $61,858 for the year ended September 30, 2021.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2021, 2020, and 2019, the Income Incentive Fee incurred was $3,214, $13,831, and $14,482, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2021 and 2020, the Company did not accrue a capital gain incentive fee. For the year ended September 30, 2019, the Company had a reversal of the accrual of the capital gain incentive fee of $5,580. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2021 and 2020, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of September 30, 2021 and 2020, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,769 and $1,576 as of September 30, 2021 and 2020, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Total expenses reimbursed to the Administrator during the years ended September 30, 2021, 2020, and 2019 were $6,950, $6,378, and $2,812, respectively.

As of September 30, 2021 and 2020, included in accounts payable and other liabilities were $2,523 and $1,627, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2021 and 2020 permits the Company to borrow a maximum of $100,000 and expires on June 21, 2022. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of September 30, 2021 and 2020 consisted of the following:

	As of September 30, 2021			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$816,316	$803,520	$784,805	$683,735	$676,285	$640,213
One stop	3,936,606	3,913,331	3,882,314	3,600,711	3,615,685	3,485,585
Second lien	42,571	41,946	41,857	19,640	19,886	19,640
Subordinated debt	172	171	172	537	541	575
Equity	N/A	136,429	185,738	N/A	86,503	92,197
Total	$4,795,665	$4,895,397	$4,894,886	$4,304,623	$4,398,900	$4,238,210

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

	As of September 30, 2021		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$836,031	17.1%	$887,138	20.2%
Midwest	963,963	19.7	805,618	18.3
West	914,227	18.7	709,961	16.1
Southeast	1,054,070	21.5	1,052,544	23.9
Southwest	319,831	6.5	478,702	10.9
Northeast	387,030	7.9	328,627	7.5
Canada	171,126	3.5	99,937	2.3
United Kingdom	187,664	3.8	21,264	0.5
Australia	3,291	0.1	2,301	0.0 *
Luxembourg	8,584	0.2	973	0.0 *
Netherlands	49,580	1.0	—	—
Andorra	—	—	11,835	0.3
Total	$4,895,397	100.0%	$4,398,900	100.0%

Fair Value:
United States
Mid-Atlantic	$824,447	16.8%	$861,772	20.3%
Midwest	964,658	19.7	779,271	18.4
West	922,289	18.8	677,712	16.0
Southeast	1,054,839	21.6	1,014,912	23.9
Southwest	318,892	6.5	456,111	10.8
Northeast	386,780	7.9	314,611	7.4
Canada	175,969	3.6	98,112	2.3
United Kingdom	185,591	3.8	21,035	0.5
Australia	3,333	0.1	2,373	0.1
Luxembourg	8,508	0.2	896	0.0 *
Netherlands	49,580	1.0	—	—
Andorra	—	—	11,405	0.3
Total	$4,894,886	100.0%	$4,238,210	100.0%
* Represents an amount less than 0.1%.

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2021 and 2020 were as follows:

	As of September 30, 2021			As of September 30, 2020
Amortized Cost:
Aerospace and Defense	$114,075	2.3%		$98,894	2.2%
Airlines	967	0.0	*	973	0.0	*
Auto Components	32,334	0.7		21,194	0.5
Automobiles	139,501	2.9		52,056	1.2
Beverages	61,557	1.3		37,400	0.9
Biotechnology	23,968	0.5		16,438	0.4
Building Products	9,395	0.2		31,939	0.7
Chemicals	64,363	1.3		14,943	0.3
Commercial Services and Supplies	98,529	2.0		129,444	2.9
Communications Equipment	11,382	0.2		—	—
Construction & Engineering	49,060	1.0		46,261	1.1
Consumer Finance	2,057	0.0	*	2,076	0.0	*
Containers and Packaging	10,407	0.2		19,523	0.4
Distributors	6,189	0.1		3,282	0.1
Diversified Consumer Services	138,358	2.8		64,380	1.5
Diversified Financial Services	16,345	0.3		56,953	1.3
Diversified Telecommunications Services	1,616	0.0	*	—	—
Electric Utilities	—	—		13,311	0.3
Electronic Equipment, Instruments and Components	124,995	2.6		63,902	1.5
Energy Equipment and Services	4,388	0.1		4,774	0.1
Food and Staples Retailing	124,003	2.5		134,224	3.1
Food Products	112,773	2.3		56,062	1.3
Healthcare Equipment and Supplies	162,211	3.3		178,676	4.1
Healthcare Providers and Services	552,202	11.3		628,734	14.3
Health Care Technology	147,269	3.0		223,224	5.1
Hotels, Restaurants and Leisure	174,667	3.6		177,058	4.0
Household Durables	5,338	0.1		4,895	0.1
Household Products	5,199	0.1		3,896	0.1
Industrial Conglomerates	18,403	0.4		4,691	0.1
Insurance	232,137	4.7		109,109	2.5
Internet and Catalog Retail	30,836	0.6		10,123	0.2
IT Services	298,383	6.1		364,699	8.3
Leisure Products	11,869	0.2		11,682	0.3
Life Sciences Tools & Services	56,285	1.1		48,145	1.1
Machinery	32,374	0.7		29,373	0.6
Marine	16,729	0.3		—	—
Media	5,295	0.1		—	—
Multiline Retail	46,382	1.0		46,372	1.1
Oil, Gas and Consumable Fuels	92,993	1.9		85,924	2.0
Paper and Forest Products	8,970	0.2		9,126	0.2
Personal Products	37,019	0.8		37,520	0.8
Pharmaceuticals	106,859	2.2		55,639	1.3
Professional Services	104,427	2.1		90,590	2.0
Real Estate Management and Development	97,205	2.0		66,172	1.5
Road and Rail	37,012	0.8		23,610	0.5
Software	1,077,321	22.0		937,060	21.3
Specialty Retail	286,417	5.9		317,697	7.2
Technology Hardware, Storage and Peripherals	23,815	0.5		24,069	0.5
Textiles, Apparel and Luxury Goods	45,092	0.9		42,787	1.0
Trading Companies and Distributors	18,936	0.4		—	—
Water Utilities	17,490	0.4		—	—
Total	$4,895,397	100.0%		$4,398,900	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2021			As of September 30, 2020
Fair Value:
Aerospace and Defense	$112,636	2.3%		$93,061	2.2%
Airlines	936	0.0	*	896	0.0	*
Auto Components	32,566	0.7		19,518	0.5
Automobiles	140,499	2.9		52,972	1.2
Beverages	60,868	1.2		33,874	0.9
Biotechnology	25,439	0.5		16,902	0.4
Building Products	11,243	0.2		32,824	0.7
Chemicals	64,262	1.3		13,948	0.3
Commercial Services and Supplies	99,595	2.0		126,680	2.9
Communications Equipment	11,347	0.2		—	—
Construction & Engineering	49,166	1.0		44,892	1.1
Consumer Finance	2,627	0.1		2,460	0.0	*
Containers and Packaging	10,545	0.2		16,669	0.4
Distributors	6,089	0.1		3,046	0.1
Diversified Consumer Services	134,232	2.7		54,066	1.5
Diversified Financial Services	16,497	0.3		55,223	1.3
Diversified Telecommunications Services	1,645	0.0	*	—	—
Electric Utilities	—	—		13,228	0.3
Electronic Equipment, Instruments and Components	125,481	2.6		62,723	1.5
Energy Equipment and Services	2,399	0.0	*	2,672	0.1
Food and Staples Retailing	128,574	2.6		119,614	3.1
Food Products	119,568	2.4		60,420	1.3
Healthcare Equipment and Supplies	157,959	3.2		172,274	4.1
Healthcare Providers and Services	532,463	10.9		583,926	14.3
Health Care Technology	150,565	3.1		219,166	5.1
Hotels, Restaurants and Leisure	172,285	3.5		165,722	4.0
Household Durables	5,694	0.1		4,999	0.1
Household Products	5,140	0.1		3,817	0.1
Industrial Conglomerates	18,560	0.4		4,567	0.1
Insurance	234,529	4.8		109,156	2.5
Internet and Catalog Retail	31,127	0.6		9,489	0.2
IT Services	302,487	6.2		356,500	8.3
Leisure Products	12,575	0.3		11,389	0.3
Life Sciences Tools & Services	57,004	1.2		47,871	1.1
Machinery	29,377	0.6		25,727	0.6
Marine	16,877	0.3		—	—
Media	5,397	0.1		—	—
Multiline Retail	46,470	1.0		46,488	1.1
Oil, Gas and Consumable Fuels	92,720	1.9		82,811	2.0
Paper and Forest Products	8,921	0.2		8,597	0.2
Personal Products	33,727	0.7		33,323	0.8
Pharmaceuticals	108,458	2.2		56,050	1.3
Professional Services	106,898	2.2		87,116	2.0
Real Estate Management and Development	96,066	2.0		63,111	1.5
Road and Rail	36,751	0.8		22,951	0.5
Software	1,084,864	22.2		924,825	21.3
Specialty Retail	292,446	6.0		311,117	7.2
Technology Hardware, Storage and Peripherals	23,717	0.5		23,597	0.5
Textiles, Apparel and Luxury Goods	38,627	0.8		37,933	1.0
Trading Companies and Distributors	19,311	0.4		—	—
Water Utilities	17,657	0.4		—	—
Total	$4,894,886	100.0%		$4,238,210	100.0%
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

For the years ended September 30, 2020 and 2019, the Company did not receive dividend income from the LLC equity interests in SLF.

See below for certain summarized financial information for SLF for the three months ended December 31, 2019 and the year ended September 30, 2019:

	Three months ended December 31, 2019	Year ended September 30, 2019
Selected Statement of Operations Information:
Interest income	$2,800	$13,402
Fee income	—	9
Total investment income	2,800	13,411
Interest and other debt financing expense	634	4,132
Administrative service fee	61	268
Other expenses	(15)	95
Total expenses	680	4,495
Net investment income	2,120	8,916
Net realized gain (loss) on investments	—	(2,343)
Net change in unrealized appreciation (depreciation) on investments	(1,603)	(2,199)
Net increase (decrease) in members' equity	$517	$4,374

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

For the three months ended December 31, 2019 and the year ended September 30, 2019, the Company received dividend income of $1,905 and $1,219, respectively from the LLC equity interests in GCIC SLF.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
See below for certain summarized financial information for GCIC SLF for the three months ended December 31, 2019 and the year ended September 30, 2019:

	Three months ended December 31, 2019	Year ended September 30, 2019
Selected Statement of Operations Information:
Interest income	$2,081	$360
Total investment income	2,081	360
Interest and other debt financing expense	512	141
Administrative service fee	45	6
Other expenses	(24)	4
Total expenses	533	151
Net investment income	1,548	209
Net change in unrealized appreciation (depreciation) on investments	(108)	(18)
Net increase (decrease) in members' equity	$1,440	$191

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

The outstanding forward currency contracts as of September 30, 2021 and 2020 were as follows:

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(769)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(272)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	40	—
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	106	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(796)
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(88)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(660)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	343	—
Macquarie Bank Limited	€25,000	GBP	$34,298	USD	8/27/2024	663	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	426	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	75	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(41)
Macquarie Bank Limited	€20,550	GBP	$28,297	USD	9/3/2024	647	—
Macquarie Bank Limited	€13,945	GBP	$19,149	USD	3/31/2025	335	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	81	—
						$2,716	$(2,626)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$—	$(361)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(101)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	—	(187)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	—	(60)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(355)
						$—	$(1,064)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2021 and 2020.

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$2,716	$(2,626)	$90	$—	$90

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(1,064)	$(1,064)	$1,064	$—

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the years ended September 30, 2021, 2020 and 2019 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2021	2020	2019
Foreign exchange	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2021	2020	2019
Foreign exchange	$1,154	$(949)	$133

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2021, 2020 and 2019:

Average U.S. Dollar notional outstanding	Year ended September 30,
	2021	2020	2019
Forward currency contracts	$94,304	$36,396	$13,140

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2021, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2020, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2021 and 2020:

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,709,148	$4,709,148
Equity investments(1)	508	—	185,230	185,738
Money market funds(1)(2)	38,317	—	—	38,317
Forward currency contracts	—	2,716	—	2,716
Total assets, at fair value:	$38,825	$2,716	$4,894,378	$4,935,919
Liabilities at fair value:
Forward currency contracts	$—	$(2,626)	$—	$(2,626)
Total liabilities, at fair value:	$—	$(2,626)	$—	$(2,626)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,146,013	$4,146,013
Equity investments(1)	—	—	92,197	92,197
Money market funds(1)(2)	37,205	—	—	37,205
Total assets, at fair value:	$37,205	$—	$4,238,210	$4,275,415
Liabilities at fair value:
Forward currency contracts	$—	$(1,064)	$—	$(1,064)
Total liabilities, at fair value:	$—	$(1,064)	$—	$(1,064)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2021, 2020, and 2019, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was $68,612, $(93,152), and $(102,079), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2021 and 2020:

	Year ended September 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	116,561	43,550	160,111
Realized gain (loss) on investments	(5,319)	18,643	13,324
Funding of (proceeds from) revolving loans, net	(12,170)	—	(12,170)
Fundings of investments	2,010,541	71,142	2,081,683
PIK interest	16,092	—	16,092
Proceeds from principal payments and sales of portfolio investments	(1,553,176)	(40,302)	(1,593,478)
Accretion of discounts and amortization of premiums	(9,394)	—	(9,394)
Fair value, end of period	$4,709,148	$185,230	$4,894,378

	Year ended September 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,083,298	$85,990	$4,169,288
Net change in unrealized appreciation (depreciation) on investments	(64,926)	(768)	(65,694)
Realized gain (loss) on investments	(17,826)	3,182	(14,644)
Funding of (proceeds from) revolving loans, net	9,205	—	9,205
Fundings of investments	631,073	12,109	643,182
PIK interest	10,956	—	10,956
Proceeds from principal payments and sales of portfolio investments	(689,975)	(11,694)	(701,669)
Accretion of discounts and amortization of premiums	(23,483)	—	(23,483)
Transfers in (1)	207,691	3,378	211,069
Fair value, end of period	$4,146,013	$92,197	$4,238,210

(1) Transfers in represent debt and equity investments acquired in the Purchase Agreement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and 2020.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$778,413	Market rate approach	Market interest rate	2.5% - 14.8% (5.6%)
		Market comparable companies	EBITDA multiples	6.0x - 24.2x (15.1x)
	6,172	Market comparable	Broker/dealer bids or quotes	N/A
	220	Collateral analysis	Recovery rate	1.6%
One stop loans(3)(4)	$3,882,314	Market rate approach	Market interest rate	1.0% - 18.0% (7.5%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (15.5x)
			Revenue multiples	2.0x - 18.5x (8.0x)
Subordinated debt and second lien loans(5)	$42,029	Market rate approach	Market interest rate	6.8% - 19.5% (9.5%)
		Market comparable companies	EBITDA multiples	6.0x - 23.6x (17.2x)
			Revenue multiples	3.4x
Equity(6)	$185,230	Market comparable companies	EBITDA multiples	4.5x - 26.0x (17.4x)
			Revenue multiples	2.0x - 25.0x (12.3x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$23,989 of loans at fair value were valued using the market comparable companies approach only.
(3)$76,290 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,354,556 and $527,758 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $42,020 and $9 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(6)The Company valued $159,620 and $25,610 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2024 Notes, 2026 Notes and 2027 Notes (as defined in Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of September 30, 2021 and 2020.

	As of September 30, 2021		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,569,228	$2,594,368	$2,023,698	$2,032,457

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2021, the Company’s asset coverage for borrowed amounts was 200.0%.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the 2014 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$2,498	$6,073
Amortization of debt issuance costs	—	—	110
Total interest and other debt financing expenses	$—	$2,498	$6,183
Cash paid for interest expense	—	3,298	$6,530
Average stated interest rate	N/A	2.8%	3.6%
Average outstanding balance	$—	$90,526	$166,981

On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2021 and 2020 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2021 and 2020, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of September 30, 2021 and 2020, there were 75 and 89 portfolio companies, respectively, with a total fair value of $579,075 and $557,484, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2021 based on the last interest rate reset was 0.1%. For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$7,598	$12,616	$15,145
Amortization of debt issuance costs	421	421	367
Total interest and other debt financing expenses	$8,019	$13,037	$15,512
Cash paid for interest expense	$7,712	$14,188	$11,992
Average stated interest rate	1.9%	3.1%	4.2%
Average outstanding balance	$408,200	$408,200	$356,756

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the September 30, 2021 and 2020 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2021 and 2020, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of September 30, 2021 and 2020, there were 96 and 109 portfolio companies, respectively, with a total fair value of $889,326 and $859,600, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2021 based on the last interest rate reset was 0.1%. For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$9,889	$16,854	$896
Accretion of discounts on notes issued	1,789	1,355	—
Amortization of debt issuance costs	47	—	—
Total interest and other debt financing expenses	$11,725	$18,209	$896
Cash paid for interest expense	10,238	19,171	—
Average stated interest rate	1.8%	3.1%	4.0%
Average outstanding balance	$546,500	$546,500	$22,459

As of September 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	2.50%	LIBOR + 2.25%

On August 26, 2020, the Company completed a $330,355 term debt securitization, of which $297,355 was funded at closing (the “2020 Debt Securitization”). The notes offered in the 2020 Debt Securitization (the “2020 Notes”) were issued by the 2020 Issuer, a subsidiary of 2020 CLO Depositor, and were backed by a diversified portfolio of senior secured and second lien loans. The 2020 Notes consisted of approximately $137,500 of AAA Class A-1 2020 Notes, which bore interest at three-month LIBOR plus 2.35%; $10,500 of AAA Class A-2 2020 Notes, which bore interest at three-month LIBOR plus 2.75%; $21,000 of AA Class B 2020 Notes which bore interest at the three-month LIBOR plus 3.20%; up to $33,000 A Class C 2020 Notes, which remained unfunded upon closing of the transactions and bore interest at three-month LIBOR plus a spread set in connection with the funding date but which in no event was to be greater than 3.65%; and approximately $108,355 of Subordinated 2020 Notes, which did not bear interest. The Company was permitted, subject to certain conditions, to request a one-time funding of the Class C 2020 Notes, which would not be deemed an additional issuance of notes, but would have caused the Class C 2020 Notes to be additional debt of the Company. As a part of the 2020 Debt Securitization, the Company also entered into a credit agreement (the “Credit Agreement”) upon closing of the transactions pursuant to which various financial institutions and other persons which were, or could have become, parties thereto as lenders (the “Lenders”) committed to make $20,000 of AAA Class A-1-L loans to the Company (the “2020 Loans”). The 2020 Loans bore interest at three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions. Any Lender could have elected to convert all or a portion of the Class A-1-L Loans held by such Lender into Class A-1 2020 Notes upon written notice to the Company in accordance to the Credit Agreement. The Class A-1 2020 Notes, the Class A-2 2020 Notes and the Class B 2020 Notes were issued through a private placement. The Class C 2020 Notes and the Subordinated 2020 Notes were retained by the Company and the Company was the sole owner of the equity of the 2020 Issuer. The Class A-1 Notes, 2020 Loans, Class A-2 and Class B 2020 Notes are included in the September 30, 2020 Consolidated Statement of Financial Condition as debt of the Company. As of September 30, 2020, the Subordinated 2020 Notes were eliminated in consolidation.

Through November 5, 2022, all principal collections received on the underlying collateral could have been used by the 2020 Issuer to purchase new collateral under the direction of GC Advisors, in its capacity as collateral manager

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
of the 2020 Issuer and in accordance with the Company's investment strategy, allowing the Company to maintain the initial leverage in the 2020 Debt Securitization.

On August 26, 2021, the 2020 Issuer redeemed the outstanding 2020 Notes pursuant to the terms of the indenture governing such 2020 Notes. Following such redemption, the agreements that governed the 2020 Debt Securitization were terminated. The 2020 Notes would have otherwise matured on November 5, 2032.

As of September 30, 2020, there were 70 portfolio companies with a total fair value of $286,744 securing the 2020 Notes. The pool of loans in the 2020 Debt Securitization must have met certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$4,596	$505	$—
Amortization of debt issuance costs	1,580	74	—
Total interest and other debt financing expenses	$6,176	$579	$—
Cash paid for interest expense	5,101	—	—
Average stated interest rate	2.7%	2.7%	N/A
Average outstanding balance	$170,359	$18,590	$—

The Investment Adviser served as collateral manager to the 2014 Issuer and 2020 Issuer and serves as the collateral manager to the 2018 Issuer and GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement and Prior Investment Advisory Agreement, as applicable, are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer for rendering such collateral management services.

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of September 30, 2021, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

SBA Debentures: On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. On January 10, 2017, SBIC VI received a license from the SBA to operate as an SBIC. On November 4, 2020, May 4, 2021 and September 21, 2021, SBIC IV, SBIC V, and SBIC VI, respectively, surrendered their licenses to operate as a SBIC. The SBICs were subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they invested as well as the structures of those investments.

The licenses allowed the SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures were non-recourse to the Company, had interest payable semiannually and a ten-year maturity. The interest rate was fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures issued by multiple licensees under common management is $350,000 and the maximum amount issued by a single SBIC licensee is $175,000. As of September 30, 2021, each of SBIC IV, SBIC V and SBIC VI had no outstanding SBA-guaranteed debentures. As of September 30, 2020, SBIC IV, SBIC V and SBIC VI had $0, $151,750 and $66,000, respectively, of outstanding SBA-guaranteed debentures that matured between March 2024 and March 2030. The original amount of debentures committed to SBIC IV, SBIC V and SBIC VI by the SBA were $150,000, $175,000 and $175,000, respectively. Through September 30, 2020, SBIC IV repaid $150,000 of outstanding debentures and these commitments were terminated. Through September 30, 2021, SBIC V and SBIC VI repaid $165,000 and $110,000 of outstanding debentures, respectively, and these commitments were terminated.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$3,851	$9,075	$9,674
Amortization of debt issuance costs	4,621	1,218	893
Total interest and other debt financing expenses	$8,472	$10,293	$10,567
Cash paid for interest expense	$4,396	$9,237	$9,737
Average stated interest rate	2.7%	3.1%	3.4%
Average outstanding balance	$143,179	$289,003	$287,651

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

As of September 30, 2021 and 2020, the Company had no outstanding debt under the Credit Facility. For the years ended September 30, 2021, 2020 and 2019 the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$—	$1,455
Facility fees	—	—	189
Amortization of debt issuance costs	—	—	156
Total interest and other debt financing expenses	$—	$—	$1,800
Cash paid for interest expense and facility fees	$—	$—	$2,033
Average stated interest rate	N/A	N/A	4.5%
Average outstanding balance	$—	$—	$31,997

On July 20, 2018, Golub Capital BDC 2010-1 LLC (“2010 Issuer”) entered into a credit facility (as amended, the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. On November 1, 2018, the 2010 Issuer amended the MS Credit Facility to, among other things, increase the size of the MS Credit Facility from $300,000 to $450,000. The other material terms of the MS Credit Facility were unchanged. On November 16, 2018, a portion of the proceeds from the private placement of the 2018 Notes, net of expenses, was used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated. The MS Credit Facility bore interest at a rate equal to one-month LIBOR plus 1.90% and was scheduled to mature on March 20, 2019.

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

As of September 30, 2021 and 2020, the Company had no outstanding debt under the MS Credit Facility.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$—	$1,453
Amortization of debt issuance costs	—	—	190
Total interest and other debt financing expenses	$—	$—	$1,643
Cash paid for interest expense and facility fees	$—	$—	$3,174
Average stated interest rate	N/A	N/A	4.2%
Average outstanding balance	$—	$—	$34,194

On February 1, 2019, Funding II entered into a credit facility as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020 after which the borrowing capacity under the MS Credit Facility II will revert to $200,000. On March 20, 2020, the Company entered into an amendment that changed the date under which the borrowing capacity reverts from $500,000 to $200,000 to June 30, 2020 from March 31, 2020. On June 18, 2020, the Company entered into an amendment that increased the borrowing capacity through the full term of the MS Credit Facility II from $200,000 to $400,000. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. On April 13, 2021, the Company entered into an amendment on MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026. On July 30, 2021, the Company entered into an amendment on MS Credit Facility II to, among other things, amend general concentration limits and institute an unused fee holiday until November 30, 2021. As of September 30, 2021, the MS Credit Facility II allows Funding II to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
The period from February 1, 2019 until April 12, 2024 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. Prior to June 18, 2020, borrowings under the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Effective June 18, 2020 to April 13, 2021, the MS Credit Facility II bore interest at the applicable base rate plus 2.45%. Effective April 13, 2021, the MS Credit Facility II bears interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. The revolving period will continue through April 12,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2024 unless there is an earlier termination or event of default. The base rate under the MS Credit Facility II is (i) one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) one-month EURIBOR with respect to any advances denominated in euros, and (iii) one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is April 12, 2026. The MS Credit Facility II is subject to a non-usage fee of 0.50% per annum subsequent to a ramp-up period as defined in the credit agreement.
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
As of September 30, 2021, the Company had no outstanding debt under the MS Credit Facility II. As of September 30, 2020, the Company had outstanding debt under the MS Credit Facility II of $313,292.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$3,000	$11,018	$5,275
Facility fees	262	551	104
Amortization of debt issuance costs	493	1,821	380
Total interest and other debt financing expenses	$3,755	$13,390	$5,759
Cash paid for interest expense and facility fees	$5,034	$11,567	$3,421
Average stated interest rate	2.7%	3.1%	4.3
Average outstanding balance	$112,375	$350,846	$122,884

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

As of September 30, 2020, the Company had outstanding debt under the WF Credit Facility of $199,554.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$996	$6,851	$421
Facility fees	323	371	12
Total interest and other debt financing expenses	$1,319	$7,222	$433
Cash paid for interest expense and facility fees	$1,614	$7,533	$2,741
Average stated interest rate	2.2%	3.0%	4.0%
Average outstanding balance	$45,050	$228,100	$10,436

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

As of September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $153,524.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$73	$6,554	$433
Facility fees	14	586	1
Total interest and other debt financing expenses	$87	$7,140	$434
Cash paid for interest expense and facility fees	$840	$8,258	$—
Average stated interest rate	2.2%	3.2%	4.2%
Average outstanding balance	$3,256	$205,373	$10,198

On February 11, 2021, the Company entered into a senior secured revolving credit facility (the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders party thereto. Under the JPM Credit Facility as of September 30, 2021, the lenders agreed to extend credit to the Company in an initial aggregate amount of up to $475,000 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $237,500 of additional commitments. The JPM Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $23,750, subject to increase or reduction from time to time pursuant to the terms of the JPM Credit Facility. The JPM Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries thereunder.

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

As of September 30, 2021, the Company had $472,102 of outstanding debt and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$1,200	$—	$—
Facility fees	958	—	—
Amortization of debt issuance costs	710	—	—
Total interest and other debt financing expenses	$2,868	$—	$—
Cash paid for interest expense and facility fees	$1,593	$—	$—
Average stated interest rate	2.0%	N/A	N/A
Average outstanding balance	$59,612	$—	$—

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

There was no outstanding balance under the SLF Credit Facility as of September 30, 2021 and September 30, 2020.
For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$445	$—
Cash paid for interest expense	$—	445	—
Average stated interest rate	N/A	3.1%	N/A
Average outstanding balance	$—	$14,542	$—

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
There was no outstanding balance under the GCIC SLF Credit Facility as of September 30, 2021 and September 30, 2020.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$480	$—
Cash paid for interest expense	—	487	—
Annualized average stated interest rate	N/A	3.0%	N/A
Average outstanding balance	$—	$15,896	$—

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”). The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

The 2024 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2024 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed through March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2024 Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2024 Notes.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$13,463	$—	$—
Accretion of discounts on notes issued	90	—	—
Amortization of debt issuance costs	1,583	—	—
Total interest and other debt financing expenses	$15,136	$—	$—
Cash paid for interest expense	7,238	—	—
Average stated interest rate	3.4%	N/A	N/A
Average outstanding balance	$398,904	$—	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”). The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

The 2026 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2026 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2026 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed through July 24, 2026 (the date falling one month prior to the maturity date of the 2026 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2026 Notes on or after July 24, 2026 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$6,028	$—	$—
Accretion of discounts on notes issued	132	—	—
Amortization of debt issuance costs	595	—	—
Total interest and other debt financing expenses	$6,755	$—	$—
Cash paid for interest expense	5,000	—	—
Average stated interest rate	2.5%	N/A	N/A
Average outstanding balance	$240,000	$—	$—

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

The 2027 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2027 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
interest to the date of redemption) on the 2027 Notes to be redeemed through January 15, 2027 (the date falling one month prior to the maturity date of the Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 25 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after January 15, 2027 (the date falling one month prior to the maturity date of the Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$1,156	$—	$—
Accretion of discounts on notes issued	118	—	—
Amortization of debt issuance costs	153	—	—
Total interest and other debt financing expenses	$1,427	$—	$—
Cash paid for interest expense	—	—	—
Average stated interest rate	2.0%	N/A	N/A
Average outstanding balance	$56,575	$—	$—

Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of September 30, 2021 and 2020, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.2% as of September 30, 2021. As of September 30, 2021 and 2020, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$33	$9
Cash paid for interest expense	—	42	$—
Average stated interest rate	N/A	1.3%	2.0%
Average outstanding balance	$—	$2,594	$452

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

As of September 30, 2021 and 2020, the Company had no short-term borrowings. For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for short term borrowings were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
	2021	2020	2019
Stated interest expense	$—	$1,533	$295
Cash paid for interest expense	$—	1,533	295
Average stated interest rate	N/A	5.0%	4.8%
Average outstanding balance	$—	$30,780	$6,171

For the years ended September 30, 2021, 2020, and 2019, the average total debt outstanding was $2,184,010, $2,200,950 and $1,050,155, respectively.

For the years ended September 30, 2021, 2020, and 2019, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company's total debt was 3.0%, 3.4% and 4.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	544,167	—	—	—	544,167
JPM Credit Facility	472,102	—	—	472,102	—
2024 Notes(2)	399,770	—	399,770	—	—
2026 Notes(2)	398,927	—	—	398,927	—
2027 Notes(2)	346,062	—	—	—	346,062
Total borrowings	$2,569,228	$—	$399,770	$871,029	$1,298,429

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
The following differences were reclassified for tax purposes for the years ended September 30, 2021, 2020 and 2019:

	Years ended September 30,
	2021	2020	2019
Increase (decrease) in Paid in Capital in Excess of Par	$(1,425)	$—	$3,932
Increase (decrease) in Distributable Earnings (Losses)	1,425	—	(3,932)
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2021, 2020 and 2019:

	Years ended September 30,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$340,280	$54,872	$(18,579)
Net change in unrealized (appreciation) depreciation on investment transactions	(165,246)	65,527	100,209
Other income not currently taxable	(13,466)	(5,573)	(10,626)
Expenses not currently deductible	33,125	41,295	1,385
Other income for tax but not book	8,215	9,092	7,422
Other deductions/losses for tax not book	(5,295)	(2,091)	(113)
Other realized gain/loss differences	(2,762)	18,610	16,506
Taxable income before deductions for distributions	$194,851	$181,732	$96,204

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2021, 2020 and 2019 was as follows:

	Years ended September 30,
	2021	2020	2019
Ordinary Income	$189,204	$190,874	$77,065
Long-Term Capital Gains	5,648	4,691	7,560
Return of Capital	—	6,625	—
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2021, 2020 and 2019 were as follows:

	As of September 30,
	2021	2020	2019
Undistributed ordinary income – tax basis	$—	$—	$10,013
Undistributed realized gains – tax basis	—	—	10,970
Net unrealized appreciation (depreciation) on investments	(82,787)	(217,673)	(107,839)
Other temporary differences	1,058	(10,909)	(1,033)
Total accumulated earnings (deficit) – book basis	$(81,729)	$(228,582)	$(87,889)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2021, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2021, the Company elected to defer $2,270 of ordinary losses. The Company did not elect to defer any short-term capital losses and long-term capital losses as of September 30, 2021. As of September 30, 2020, the Company elected to defer short-term capital losses and long-term capital losses of $81 and $11,886, respectively. For the year ended September 30, 2019, the Company did not make an election to defer any portion of a post-October capital loss or late-year ordinary loss to subsequent fiscal years.
For the tax year ended September 30, 2021, the Company does not estimate taxable income in excess of the distributions made from such taxable income during the tax year.
As of September 30, 2021, the federal tax cost of investments was $4,982,541 resulting in estimated gross unrealized gains and losses of $103,463 and $191,118, respectively.

The Company has consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2021, the Company recorded a tax expense of $543 for taxable subsidiaries, which is included in the provision for taxes on unrealized appreciation on investments in the Consolidated Statements of Operations. For the years ended September 30, 2020 and 2019, the Company did not record a tax expense for taxable subsidiaries. As of September 30, 2021, the Company recorded a net deferred tax liability of $543 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2020, there was no deferred tax asset or liability recorded on the Consolidated Statement of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 9. Commitments and Contingencies

Commitments: As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $340,702, including $42,216 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $141,795, including $41,644 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of September 30, 2021 and 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2021	2020	2019	2018	2017
Net asset value at beginning of period	$14.33	$16.76	$16.10	$16.08	$15.96
Net increase in net assets as a result of issuance of DRIP shares	— ^	0.01	0.01	0.01	0.01
Net increase (decrease) in net assets as a result of issuance of shares	—	(1.13)	3.17	—	—
Distributions declared:
From net investment income	(1.13)	(1.29)	(1.27)	(1.31)	(1.51)
From capital gains	(0.03)	(0.04)	(0.13)	(0.05)	(0.02)
From return of capital	—	(0.04)	—	—	—
Net investment income	0.99	0.94	1.36	1.27	1.23
Net realized gain (loss) on investment transactions	0.05	(0.12)	(0.07)	0.29	0.16
Net change in unrealized appreciation (depreciation) on investment transactions(2)	0.98	(0.76)	(2.41)	(0.19)	0.06
Net asset value at end of period	$15.19	$14.33	$16.76	$16.10	$16.08
Per share market value at end of period	$15.81	$13.24	$18.84	$18.75	$18.82
Total return based on market value(3)	28.90%	(22.81)%	8.80%	7.65%	10.23%
Number of common shares outstanding	170,028,584	167,259,511	132,658,200	60,165,454	59,577,293

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020	2019	2018	2017
Ratio of net investment income to average net assets	6.73%	6.22%	8.41%	7.88%	7.67%
Ratio of total expenses (without waiver) to average net assets	5.78%	7.15%	8.42%	7.89%	7.52%
Ratio of management fee waiver to average net assets	(0.16)%	—%	—%	—%	—%
Ratio of incentive fees to average net assets	0.13%	0.62%	0.87%	1.36%	0.83%
Ratio of net expenses (without incentive fees) to average net assets	5.49%	6.53%	7.55%	6.53%	6.69%
Total return based on average net asset value(4)	13.70%	2.45%	(1.81)%	8.50%	9.08%
Net assets at end of period	$2,582,692	$2,396,193	$2,222,854	$968,854	$957,946
Average debt outstanding	$2,184,010	$2,200,950	$1,050,155	$822,823	$872,980
Average debt outstanding per share	$12.84	$13.16	$7.92	$13.68	$14.65
Portfolio turnover	35.58%	14.87%	17.47%	31.91%	34.06%
Asset coverage ratio(5)	200.04%	232.15%	220.31%	269.51%	285.23%
Asset coverage ratio per unit(6)	$2,000	$2,321	$2,203	$2,695	$2,852
Average market value per unit:(7)
2014 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2020 Debt Securitization	N/A	N/A	N/A	N/A	N/A
Credit Facility	N/A	N/A	N/A	N/A	N/A
2024 Notes	$1,034	N/A	N/A	N/A	N/A
2026 Notes	$1,004	N/A	N/A	N/A	N/A
2027 Notes	$990	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
GCIC Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility II	N/A	N/A	N/A	N/A	N/A
WF Credit Facility	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
SLF Credit Facility	N/A	N/A	N/A	N/A	N/A
GCIC SLF Credit Facility	N/A	N/A	N/A	N/A	N/A
JPM Credit Facility	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A

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
(4)Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(5)Effective February 6, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC). Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).
(6)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. These amounts exclude the SBA debentures pursuant to exemptive relief the Company received from the SEC on September 13, 2011.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(7)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes and the 2027 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, and the 2027 Notes is based on the average monthly prices of such notes and is expressed per $1,000 of indebtedness.

Note 11. Earnings (Loss) Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the years ended September 30, 2021, 2020 and 2019:

	Year ended September 30,
	2021	2020	2019
Earnings (loss) available to stockholders	$340,280	$54,872	$(18,579)
Basic and diluted weighted average shares outstanding(1)	167,994,042	148,913,560	65,488,591
Basic and diluted earnings (loss) per share	$2.03	$0.37	$(0.28)

(1)The weighted average shares of the Company's common stock outstanding used in computing basic and diluted earnings (loss) per share for the years ended September 30, 2020 and 2019 has been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company's common stock that were issued to stockholders of record as of April 8, 2020.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2021, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended September 30, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29		$33,846	—	$14,659	(1)
02/05/2021	03/05/2021	03/30/2021	$0.29		$34,311	972,196	$14,194
05/07/2021	06/11/2021	06/29/2021	$0.29		$35,113	920,150	$13,674
08/06/2021	09/08/2021	09/29/2021	$0.29		$35,852	876,727	$13,203
Year ended September 30, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(2)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,030	(3)
05/06/2020	06/09/2020	06/29/2020	$0.29		$31,851	—	$16,653	(4)
08/04/2020	09/08/2020	09/29/2020	$0.29		$33,659	—	$14,851	(5)
Year ended September 30, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(6)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828
05/07/2019	06/07/2019	06/28/2019	$0.32		$17,215	128,505	$2,173
08/06/2019	08/19/2019	09/27/2019	$0.32		$16,517	162,328	$2,912

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
(5)In accordance with the Company's DRIP, 1,099,595 shares of the Company's stock were purchased in the open market at an average price of $13.50 and were issued to stockholders of the Company participating in DRIP.
(6)Includes a special distribution of $0.12 per share.

Note 14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of its 2026 Notes (the “New 2026 Notes”). The New 2026 Notes have the same terms as the original issuance. Upon issuance of the New 2026 Notes, the outstanding aggregate principal amount of the 2026 Notes is $600,000.

On October 14, 2021, the Company entered into an agreement with Signature Bank, Wells Fargo Bank, National Association and Regions Bank, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $475,000 to $687,500.

On October 15, 2021, the Company issued an additional $100,000 aggregate principal amount of its 2024 Notes (the “New 2024 Notes”). The New 2024 Notes have the same terms as the original issuance. Upon issuance of the New 2024 Notes, the outstanding aggregate principal amount of the 2024 Notes is $500,000.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On November 19, 2021, the Company's board of directors declared a quarterly distribution of $0.30 per share, which is payable on December 30, 2021 to holders of record as of December 10, 2021.

On November 19, 2021, the Company entered into an amendment (the “JPM Credit Facility Amendment”) to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, (x) increase the accordion feature, which allows the Company, under certain circumstances, to increase the total size of the facility, to a total facility size of $1,500,000 from $712,500, and (y) replace the LIBOR benchmark and interest rate for loans denominated in Pounds Sterling and Swiss Francs. Upon effectiveness of the JPM Credit Facility Amendment on November 19, 2021, borrowings under the JPM Credit Facility remain subject to compliance with a borrowing base test. In connection with the JPM Credit Facility Amendment, interest under the JPM Credit Facility for loans denominated in Pounds Sterling or Swiss Francs, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company (the “Combined Debt Amount”) is payable at a rate equal to one month SONIA plus 1.7826% per annum or one month Swiss Average Overnight Rate ("SARON") plus 1.6929% per annum, respectively and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to one month SONIA plus 1.9076% per annum or one month SARON plus 1.8179% per annum, respectively.

On November 23, 2021, the Company entered into an agreement with First National Bank of Pennsylvania, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $687,500 to $1,037,500.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 114
(2)	Financial Statement Schedules — None
(3)	Exhibits

2.1	Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of November 27, 2018 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 28, 2018).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of December 21, 2018 (Incorporated by reference to Exhibit (4)(b) to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on December 21, 2018).

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of July 11, 2019 (Incorporated by reference to Exhibit (4)(c) to Amendment No. 1 to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on July 11, 2019).

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 4, 2019).
3.3	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.6	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.7	Description of securities*
4.8	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.9	First Supplemental Indenture, dated as of October 2, 2020, relating to the 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.10	Form of 3.375% Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.11	Second Supplemental Indenture, dated as of February 24, 2021, related to the 2.500% Notes due 2026, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
814-00794), filed on February 24, 2021).
4.12	Form of 2.500% Notes due 2026. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. File No. 814-00794), filed on February 24, 2021).
4.13	Third Supplemental Indenture, dated as of August 3, 2021, relating to the 2.050% Notes due 2027, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
4.14	Form of 2.050% Notes due 2027. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
10.1	Third Amended and Restated Investment Advisory Agreement, dated as of September 16, 2019, by and between Golub Capital BDC, Inc. and GC Advisors, LLC.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 16, 2019).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Purchase Agreement, dated as of November 1, 2018, by and among Golub Capital BDC CLO III LLC, Golub Capital BDC CLO III Depositor LLC and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).
10.7	Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.8	Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.9	Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, GC Advisors LLC, as the closing date seller, Golub Capital BDC CLO III LLC, as the buyer, and Golub Capital BDC 2010-1 LLC, as the warehouse borrower (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.10	Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, Golub Capital BDC CLO III Depositor LLC, as the intermediate seller, and Golub Capital BDC CLO III LLC, as the buyer (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.11	Loan and Servicing Agreement, dated as of February 1, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; each of the lenders from time to time party thereto; each of the securitization subsidiaries from time to time party thereto; and Wells Fargo Bank, N.A., as the collateral agent, account bank and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.12	Purchase and Sale Agreement, dated as of February 1, 2019, by and between Golub Capital BDC Funding II LLC, as the purchaser, and Golub Capital BDC, Inc., as the transferor (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.13	Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.14	Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.15	Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.16	Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.17	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.18	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.5 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.19	First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).
10.20	Second Amendment to Loan and Servicing Agreement, dated as of September 6, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank N.A., as lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 12, 2019).
10.21	Third Amendment to Loan and Servicing Agreement, dated as of October 11, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank N.A., as lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 16, 2019).

10.22	Fourth Amendment to Loan and Servicing Agreement, dated as of March 20, 2020, by and among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank, N.A., as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed March 26, 2020).
10.23	Fifth Amendment to Loan and Servicing Agreement, dated as of June 18, 2020, by and among Golub Capital BDC Funding II LLC, as the borrower, Golub Capital BDC., Inc., as the originator and as the servicer, Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank, N.A., as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00794), filed June 19, 2020).
10.24	Sixth Amendment to Loan and Servicing Agreement, dated as of January 15, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer, and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 8, 2021).
10.25	Seventh Amendment to Loan and Servicing Agreement (this “Amendment”), dated as of January 29, 2021 (the “Amendment Date”), among Golub Capital BDC Funding II LLC, as borrower (the “Borrower”), Golub Capital BDC, Inc., as servicer (in such capacity, the “Servicer”) and as the originator (in such capacity, the “Originator”), Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”), and Morgan Stanley Bank, N.A., as lender (the “Lender”). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 3, 2021).
10.26	Eighth Amendment to Loan and Servicing Agreement, dated as of April 13, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on April 19, 2021).
10.27	Ninth Amendment to Loan and Servicing Agreement, dated as of July 30, 2021, among Golub Capital BDC Funding II LLC, as borrower, Golub Capital BDC, Inc., as servicer and as the originator, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., as lender.*
10.28	First Supplemental Indenture, dated as of December 21, 2020, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee to the Indenture, dated as of December 13, 2018, among the Issuer and Trustee.
10.29	Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 12, 2021).
14.1	Code of Ethics of the Registrant and GC Advisors.*

14.2	Code of Ethics of GC Advisors LLC. *
21.1	List of Subsidiaries.*
24	Power of attorney (included on the signature page hereto).
25.1	Statement of Eligibility of Trustee on From T-1. (Incorporated by reference to Exhibit 25.1 to the Registrant's Form 10-Q (File No. 814-00794), filed February 7, 2020.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
99.2	Consent of Ernst & Young LLP*
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 29, 2021	By:	/s/ David B. Golub
Name: David B. Golub
Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Christopher C. Ericson as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 29, 2021
David B. Golub	(Principal Executive Officer)

/s/ Christopher C. Ericson	Chief Financial Officer	November 29, 2021
Christopher C. Ericson	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 29, 2021
Lawrence E. Golub

/s/ John T. Baily	Director	November 29, 2021
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 29, 2021
Kenneth F. Bernstein

/s/ Lofton P. Holder	Director	November 29, 2021
Lofton P. Holder

/s/ Anita R. Rosenberg	Director	November 29, 2021
Anita R. Rosenberg

/s/ William M. Webster IV	Director	November 29, 2021
William M. Webster IV