Form 10-Q
period 2021-12-31
GOLUB CAPITAL BDC, Inc.
filed 2022-02-09
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 9, 2022, the Registrant had 170,865,742 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31, 2021	September 30, 2021
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,068,604	$4,815,270
Non-controlled affiliate company investments	62,528	61,379
Controlled affiliate company investments	15,634	18,237
Total investments, at fair value (amortized cost of $5,143,591 and $4,895,397, respectively)	5,146,766	4,894,886
Cash and cash equivalents	180,203	175,593
Foreign currencies (cost of $2,445 and $5,145, respectively)	2,480	5,497
Restricted cash and cash equivalents	117,144	61,824
Restricted foreign currencies (cost of $1,641 and $1,442, respectively)	1,650	1,429
Cash collateral held at broker for forward currency contracts	6,960	6,960
Interest receivable	21,268	18,261
Receivable from investments sold	3,023	97
Unrealized appreciation on forward currency contracts	371	90
Other assets	572	278
Total Assets	$5,480,437	$5,164,915
Liabilities
Debt	$2,852,832	$2,569,228
Less unamortized debt issuance costs	22,404	17,850
Debt less unamortized debt issuance costs	2,830,428	2,551,378
Interest payable	16,184	12,516
Management and incentive fees payable	20,799	12,247
Accounts payable and other liabilities	5,547	5,788
Payable for investments purchased	—	294
Total Liabilities	2,872,958	2,582,223
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2021 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 170,865,742 and 170,028,584 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	171	170
Paid in capital in excess of par	2,676,967	2,664,251
Distributable earnings (losses)	(69,659)	(81,729)
Total Net Assets	2,607,479	2,582,692
Total Liabilities and Total Net Assets	$5,480,437	$5,164,915
Number of common shares outstanding	170,865,742	170,028,584
Net asset value per common share	$15.26	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share data)

	Three months ended
	December 31, 2021	December 31, 2020
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$84,222	$71,522
Dividend income	317	160
Fee income	1,009	907
Total investment income from non-controlled/non-affiliate company investments	85,548	72,589
From non-controlled affiliate company investments:
Interest income	1,017	1,475
Total investment income from non-controlled affiliate company investments	1,017	1,475
From controlled affiliate company investments:
Interest income	2	(18)
Total investment income from controlled affiliate company investments	2	(18)
Total investment income	86,567	74,046
Expenses
Interest and other debt financing expenses	17,836	15,081
Base management fee	17,501	15,224
Incentive fee	3,381	2,004
Professional fees	899	837
Administrative service fee	1,818	1,602
General and administrative expenses	342	291
Total expenses	41,777	35,039
Net investment income	44,790	39,007
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	15,599	4,125
Non-controlled affiliate company investments	(1,026)	(5,739)
Foreign currency transactions	(25)	(778)
Net realized gain (loss) on investment transactions	14,548	(2,392)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	5,473	54,069
Non-controlled affiliate company investments	907	9,071
Controlled affiliate company investments	(2,694)	(50)
Translation of assets and liabilities in foreign currencies	268	(1,374)
Forward currency contracts	281	(3,892)
Net change in unrealized appreciation (depreciation) on investment transactions	4,235	57,824
Net gain (loss) on investment transactions	18,783	55,432
(Provision) benefit for taxes on unrealized appreciation on investments	$(495)	$—
Net increase (decrease) in net assets resulting from operations	$63,078	$94,439
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.37	$0.56
Dividends and distributions declared per common share	$0.30	$0.29
Basic and diluted weighted average common shares outstanding (Note 10)	170,046,783	167,259,511

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	167,259,511	167	2,624,608	(228,582)	2,396,193
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	39,007	39,007
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(2,392)	(2,392)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	57,824	57,824
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(48,505)	(48,505)
Total increase for the three months ended December 31, 2020	—	—	—	45,934	45,934
Balance at December 31, 2020	167,259,511	$167	$2,624,608	$(182,648)	$2,442,127
Balance at September 30, 2021	170,028,584	170	2,664,251	(81,729)	2,582,692
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	44,790	44,790
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	14,548	14,548
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	4,235	4,235
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(495)	(495)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	837,158	1	12,716	—	12,717
Distributions from distributable earnings	—	—	—	(51,008)	(51,008)
Total increase for the three months ended December 31, 2021	837,158	1	12,716	12,070	24,787
Balance at December 31, 2021	170,865,742	$171	$2,676,967	$(69,659)	$2,607,479

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands, except share data)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$63,078	$94,439
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,667	1,204
Accretion of discounts and amortization of premiums on investments	(640)	4,624
Accretion of discounts and amortization of premiums on issued debt securities	467	471
Net realized (gain) loss on investments	(14,573)	1,614
Net realized (gain) loss on foreign currency transactions	25	778
Net change in unrealized (appreciation) depreciation on investments	(3,686)	(63,090)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(268)	1,374
Net change in unrealized (appreciation) depreciation on forward currency contracts	(281)	3,892
Proceeds from (fundings of) revolving loans, net	(336)	3,911
Fundings of investments	(890,932)	(490,007)
Proceeds from principal payments and sales of portfolio investments	661,760	278,665
PIK interest	(3,473)	(4,725)
Changes in operating assets and liabilities:
Interest receivable	(3,007)	(1,365)
Cash collateral held at broker for forward currency contracts	—	(2,100)
Receivable from investments sold	(2,926)	259
Other assets	(294)	665
Interest payable	3,668	4,676
Management and incentive fees payable	8,552	(17)
Payable for investments purchased	(294)	—
Accounts payable and other liabilities	(241)	(140)
Net cash provided by (used in) operating activities	(181,734)	(164,872)
Cash flows from financing activities
Borrowings on debt	620,205	797,389
Repayments of debt	(336,800)	(491,339)
Capitalized debt issuance costs	(6,221)	(6,130)
Distributions paid	(38,291)	(33,846)
Purchases of common stock under dividend reinvestment plan	—	(14,659)
Net cash provided by (used in) financing activities	238,893	251,415
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	57,159	86,543
Effect of foreign currency exchange rates	(25)	192
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	244,343	184,430
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$301,477	$271,165

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,034	$8,731
Income tax paid during the period	—	—
Distributions declared during the period	51,008	48,505
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$12,717	$—
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	—	38,500
Redemptions of Class A-2 GCIC 2018 Notes	—	(38,500)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$180,203	$26,500
Foreign currencies (cost of $2,445 and $527, respectively)	2,480	527
Restricted cash and cash equivalents	117,144	242,783
Restricted foreign currencies (cost of $1,641 and $1,340, respectively)	1,650	1,355
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$301,477	$271,165
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#+~	Senior loan	L + 5.50%	(c)	6.50%	06/2023	$40,072	$39,910	1.5%	$40,072
NTS Technical Systems~	Second lien	L + 9.75%	(c)	10.75%	12/2023	4,589	4,532	0.2	4,589
NTS Technical Systems+	Senior loan	L + 5.50%	(c)	6.50%	06/2023	3,091	3,047	0.1	3,091
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(22)	—	—
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(c)	6.75% cash/0.50% PIK	09/2023	682	678	—	606
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(c)	6.75% cash/0.50% PIK	06/2023	32	30	—	16
Whitcraft LLC*#+~	One stop	L + 6.00%	(c)	7.00%	04/2023	63,091	63,292	2.4	61,198
Whitcraft LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(1)	—	(9)
						111,557	111,466	4.2	109,563
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	982	966	—	933

Auto Components
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	08/2027	4,927	4,880	0.2	4,927
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	08/2027	994	970	0.1	994
Covercraft Parent III, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC+	One stop	L + 6.00%	(c)	7.00%	05/2027	6,145	6,035	0.2	6,145
North Haven Falcon Buyer, LLC+	One stop	L + 6.00%	(c)	7.00%	05/2027	120	102	—	120
Polk Acquisition Corp.*#+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	18,059	17,950	0.7	18,059
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	181	182	—	181
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	106	105	—	106
Power Stop, LLC+~	Senior loan	L + 4.50%	(a)	4.60%	10/2025	2,806	2,846	0.1	2,806
						33,338	33,069	1.3	33,338
Automobiles
CG Group Holdings, LLC*#+	One stop	L + 5.25%	(c)	6.25%	07/2027	31,463	31,172	1.2	31,463
CG Group Holdings, LLC+	One stop	L + 5.25%	(a)(c)	6.25%	07/2026	336	332	—	336
Cobblestone Intermediate Holdco, LLC+	One stop	L + 5.50%	(a)	6.25%	01/2026	5,607	5,553	0.2	5,551
Cobblestone Intermediate Holdco, LLC+	One stop	L + 5.50%	(c)	6.25%	01/2026	697	654	—	653
Denali Midco 2, LLC+	One stop	L + 5.50%	(c)	6.25%	12/2027	43,188	42,758	1.6	42,756
Denali Midco 2, LLC+	One stop	L + 5.50%	(c)	6.25%	12/2027	100	95	—	95
Denali Midco 2, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(15)	—	(15)
JHCC Holdings LLC+	One stop	L + 5.75%	(c)	6.75%	09/2025	15,433	15,228	0.6	15,411
JHCC Holdings LLC+	One stop	P + 4.75%	(f)	8.00%	08/2027	499	495	—	504
JHCC Holdings LLC+	One stop	L + 5.75%	(c)(f)	7.14%	09/2025	297	295	—	297
JHCC Holdings LLC+	One stop	P + 4.75%	(c)(f)	7.95%	09/2025	32	31	—	31
JHCC Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(31)	—	29
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Automobiles - (continued)
MOP GM Holding, LLC*#~	One stop	L + 5.75%	(c)	6.75%	11/2026	$24,160	$23,913	0.9%	$24,160
MOP GM Holding, LLC+	One stop	L + 5.75%	(b)	6.75%	11/2026	2,649	2,625	0.1	2,649
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	2,604	2,578	0.1	2,604
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	1,925	1,905	0.1	1,925
MOP GM Holding, LLC+	One stop	L + 5.75%	(d)(f)	7.04%	11/2026	129	127	—	129
MOP GM Holding, LLC+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(48)	—	—
POY Holdings, LLC+	One stop	L + 5.50%	(c)	6.50%	11/2027	9,615	9,427	0.4	9,519
POY Holdings, LLC+	One stop	L + 5.50%	(c)	6.50%	11/2027	54	50	—	52
POY Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(2)	—	(2)
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 5.50%	(c)	6.50%	10/2024	12,916	12,927	0.5	12,916
Quick Quack Car Wash Holdings, LLC+	One stop	L + 5.50%	(c)	6.50%	10/2024	9,253	9,198	0.4	9,253
Quick Quack Car Wash Holdings, LLC#+	One stop	L + 5.50%	(c)	6.50%	10/2024	2,331	2,316	0.1	2,331
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 5.50%	(c)	6.50%	10/2024	2,036	2,064	0.1	2,036
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 5.50%	(c)	6.50%	10/2024	1,361	1,379	0.1	1,361
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 5.50%	(c)	6.50%	10/2024	1,108	1,134	—	1,108
Quick Quack Car Wash Holdings, LLC+	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	—
TWAS Holdings, LLC+	One stop	L + 6.75%	(c)	7.75%	12/2026	40,765	40,361	1.5	40,357
TWAS Holdings, LLC*+	One stop	L + 6.75%	(a)	7.75%	12/2026	30,800	30,476	1.2	30,492
TWAS Holdings, LLC+	One stop	L + 6.75%	(a)	7.75%	12/2026	7,994	7,912	0.3	7,914
TWAS Holdings, LLC+(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	(4)
TWAS Holdings, LLC+(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(10)	—	(10)
						247,352	244,895	9.4	245,901
Beverages
Fintech Midco, LLC*#	One stop	L + 5.50%	(c)	6.25%	08/2024	24,100	24,308	0.9	24,100
Fintech Midco, LLC+	One stop	L + 5.50%	(c)	6.25%	08/2024	15,299	15,163	0.6	15,299
Fintech Midco, LLC#+	One stop	L + 5.50%	(c)	6.25%	08/2024	1,116	1,140	—	1,116
Fintech Midco, LLC+(5)	One stop	L + 5.50%		N/A(6)	08/2024	—	(1)	—	—
Watermill Express, LLC+	One stop	L + 5.25%	(c)	6.25%	04/2027	2,261	2,241	0.1	2,261
Watermill Express, LLC+	One stop	L + 5.25%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC+(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(1)	—	—
Winebow Holdings, Inc.+	One stop	L + 6.25%	(a)	7.25%	07/2025	7,859	7,760	0.3	7,859
						50,635	50,610	1.9	50,635

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets		Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L + 5.50%	(c)	6.25%	11/2028	$7,595	$7,520	0.3	~~%~~	$7,519
BECO Holding Company, Inc.+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4)	—		(5)
BECO Holding Company, Inc.+(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(19)	—		(19)
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)	5.50%	03/2024	4,138	4,139	0.2		4,138
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(c)	5.50%	03/2024	1,400	1,421	0.1		1,400
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)	5.50%	03/2024	902	911	—		902
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	03/2024	850	843	—		850
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)	5.50%	03/2024	433	442	—		433
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	03/2024	276	278	—		276
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)(c)	5.50%	03/2024	215	215	—		215
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	03/2024	115	115	—		115
Jensen Hughes, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	03/2024	—	(13)	—		—
						15,924	15,848	0.6		15,824
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L + 6.00%	(c)	7.00%	07/2024	12,541	12,622	0.5		12,415
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(a)	7.00%	07/2024	9,988	9,891	0.4		9,888
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	1,906	1,897	0.1		1,886
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	07/2024	28	28	—		26
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E + 6.25%	(g)	6.25%	10/2028	36,686	36,067	1.4		36,025
PHM NL SP Bidco B.V.+(8)(14)	One stop	L + 6.25%	(d)	6.75%	10/2028	13,766	13,533	0.5		13,766
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN + 6.25%	(o)	6.44%	10/2028	7,942	7,942	0.3		8,132
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E + 6.25%	(h)	6.25%	10/2028	3,779	3,716	0.1		3,808
						86,636	85,696	3.3		85,946
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	One stop	L + 5.50%	(c)	6.25%	10/2028	14,991	14,773	0.6		14,878
CI (Quercus) Intermediate Holdings, LLC+	One stop	L + 5.50%	(c)	6.25%	10/2028	714	683	—		687
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—		(2)
Amarok LLC+	One stop	L + 5.75%	(c)	6.50%	12/2028	52,537	52,016	2.0		52,012
Amarok LLC+	One stop	L + 5.75%	(c)	6.50%	12/2027	150	145	—		145
Amarok LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(6)	—		(6)
FFPLS Holdings, LLC+	One stop	L + 5.75%	(c)(d)	6.50%	10/2027	4,117	4,021	0.2		4,076
FFPLS Holdings, LLC+	One stop	L + 5.75%	(c)	6.50%	10/2027	56	54	—		54
FFPLS Holdings, LLC+(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(56)	—		(57)
Hydraulic Authority III Limited+~(8)(9)(10)	One stop	SN + 5.50%	(o)	6.50%	11/2025	10,996	11,153	0.5		11,814
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	248	252	—		263

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN + 5.50%		N/A(6)	11/2025	$—	$—	—%	$—
North Haven Stack Buyer, LLC*+	One stop	L + 5.50%	(c)	6.50%	07/2027	8,833	8,669	0.4	8,833
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2027	261	199	—	261
North Haven Stack Buyer, LLC+(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
OVG Business Services, LLC+	One stop	L + 6.25%	(c)	7.25%	11/2028	1,809	1,769	0.1	1,791
OVG Business Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(1)
Profile Products LLC+	One stop	L + 5.50%	(c)	6.25%	11/2027	4,995	4,897	0.2	4,895
Profile Products LLC+(8)	One stop	L + 5.50%	(c)	6.25%	11/2027	1,295	1,270	—	1,269
Profile Products LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
Profile Products LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(14)	—	(14)
Profile Products LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(c)	6.25%	11/2028	29,746	29,162	1.1	29,448
PT Intermediate Holdings III, LLC+	One stop	L + 5.50%	(c)	6.25%	11/2028	9,975	9,833	0.4	9,875
Radwell International, LLC+	One stop	L + 5.25%	(c)	6.00%	07/2027	3,909	3,896	0.1	3,909
Radwell International, LLC+	One stop	L + 5.25%	(c)	6.00%	07/2027	267	267	—	267
Radwell International, LLC+	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(c)	6.00%	06/2027	2,458	2,413	0.1	2,458
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(a)	6.25%	06/2027	14	13	—	14
Trinity Air Consultants Holdings Corporation+(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	—
WRE Holding Corp.*#	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2025	2,247	2,252	0.1	2,247
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2025	928	935	—	928
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2025	680	677	—	680
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2025	403	400	—	403
WRE Holding Corp.+	Senior loan	L + 5.50%	(c)	6.50%	01/2025	129	133	—	129
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)	6.50%	01/2025	24	24	—	24
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2025	23	23	—	23
						151,805	149,846	5.8	151,301
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L + 5.75%	(d)	6.50%	09/2028	10,349	10,152	0.4	10,349
Lightning Finco Limited+(8)(9)(10)	One stop	E + 5.75%	(h)	6.50%	09/2028	1,262	1,238	0.1	1,208
						11,611	11,390	0.5	11,557
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	790	779	—	790
AmerCareRoyal LLC+	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	169	166	—	169
AmerCareRoyal LLC+	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	164	161	—	164
AmerCareRoyal LLC+(8)	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	147	144	—	147
Berry Intermediate, LLC+	One stop	L + 5.50%	(c)	6.25%	10/2028	2,691	2,673	0.1	2,664
Berry Intermediate, LLC+	One stop	L + 5.50%	(a)	6.25%	10/2028	442	409	—	408
Berry Intermediate, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	(4)
Berry Intermediate, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	—	—	(35)
Fortis Solutions Group LLC*#+	One stop	L + 5.50%	(c)	6.25%	10/2028	24,903	24,420	1.0	24,654
Fortis Solutions Group LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(6)	—	(3)
Fortis Solutions Group LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(99)	—	(102)
						29,306	28,644	1.1	28,852

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
PetroChoice Holdings, Inc.#+	Senior loan	L + 5.00%	(c)	6.00%	08/2022	$3,232	$3,235	0.1%	$3,095
WSC Holdings Midco LLC+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	2,984	2,956	0.1	2,984
WSC Holdings Midco LLC+(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(1)	—	—
WSC Holdings Midco LLC+(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(17)	—	—
						6,216	6,173	0.2	6,079
Diversified Consumer Services
Certus Pest, Inc.#	One stop	L + 5.75%	(c)	6.75%	02/2026	1,601	1,570	0.1	1,601
Certus Pest, Inc.#	One stop	L + 5.75%	(c)	6.75%	02/2026	1,527	1,478	0.1	1,527
Certus Pest, Inc.#	One stop	L + 5.75%	(c)	6.75%	02/2026	1,080	1,071	—	1,080
Certus Pest, Inc.+	One stop	L + 5.75%	(c)	6.75%	02/2026	758	743	—	758
Certus Pest, Inc.#	One stop	L + 5.75%	(c)	6.75%	02/2026	669	631	—	669
Certus Pest, Inc.+	One stop	L + 5.75%	(a)	6.75%	02/2026	385	376	—	385
Certus Pest, Inc.+	One stop	L + 5.75%	(c)	6.75%	02/2026	240	223	—	240
Certus Pest, Inc.+	One stop	L + 5.75%	(c)	6.75%	02/2026	132	100	—	132
Certus Pest, Inc.+	One stop	L + 5.75%	(c)	6.75%	02/2026	55	49	—	55
Certus Pest, Inc.+	One stop	L + 5.75%		N/A(6)	02/2026	—	—	—	—
Certus Pest, Inc.+(5)	One stop	L + 5.75%		N/A(6)	02/2026	—	(5)	—	—
Certus Pest, Inc.+	One stop	L + 5.75%		N/A(6)	02/2026	—	—	—	—
CHHJ Franchising, LLC#	Senior loan	P + 4.00%	(f)	7.25%	01/2026	2,744	2,721	0.1	2,744
CHHJ Franchising, LLC+	Senior loan	P + 4.00%	(f)	7.25%	01/2026	4	4	—	4
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,721	1,705	0.1	1,695
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,677	1,653	0.1	1,652
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)(f)	5.50%	07/2027	1,102	1,088	—	1,085
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	777	767	—	765
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	200	197	—	197
COP Hometown Acquisitions, Inc.+	Senior loan	P + 3.50%	(f)	6.75%	07/2027	7	6	—	6
EMS LINQ, LLC+	One stop	L + 6.25%	(c)	7.25%	12/2027	9,591	9,496	0.4	9,495
EMS LINQ, LLC+(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	924	911	—	878
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	30	29	—	29
EWC Growth Partners LLC+	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	17
Excelligence Learning Corporation#+	One stop	L + 6.00%	(c)	6.50% cash/0.50% PIK	04/2023	10,795	10,668	0.4	10,795
Flores & Associates, LLC+	One stop	L + 4.75%	(c)	5.75%	04/2027	3,769	3,693	0.1	3,731
Flores & Associates, LLC+	One stop	L + 5.25%	(c)	6.25%	04/2027	1,588	1,568	0.1	1,572
Flores & Associates, LLC+	One stop	L + 4.75%	(c)	5.75%	04/2027	840	831	—	832
Flores & Associates, LLC+	One stop	L + 4.75%	(c)	5.75%	04/2027	775	767	0.1	767
Flores & Associates, LLC+(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	(1)
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)	7.00%	03/2027	9,167	9,009	0.3	9,075
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)	7.00%	03/2027	120	108	—	113
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)(f)	7.18%	03/2027	32	31	—	31
FSS Buyer LLC+	One stop	L + 5.75%	(c)	6.50%	08/2028	5,533	5,428	0.2	5,533
FSS Buyer LLC+(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	—
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	2,517	2,548	0.1	2,511
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(c)	5.50%	03/2025	1,354	1,351	0.1	1,351
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(c)	5.75%	03/2025	359	347	—	366
Learn-it Systems, LLC+	Senior loan	L + 4.50%	(b)(c)	5.50%	03/2025	33	33	—	33
Liminex, Inc.+~	One stop	L + 7.25%	(c)	8.25%	11/2026	25,462	25,069	1.0	25,462
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Liminex, Inc.+	One stop	L + 7.25%	(c)	8.25%	11/2026	$800	$793	—%	$800
Liminex, Inc.+(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	4,617	4,568	0.2	4,640
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	3,702	3,719	0.2	3,685
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	694	713	—	690
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	694	714	—	690
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	145	140	—	147
Litera Bidco LLC+	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mathnasium, LLC+	One stop	L + 5.00%	(c)	5.75%	11/2027	9,307	9,216	0.4	9,214
Mathnasium, LLC+	One stop	L + 5.00%	(c)	5.75%	11/2027	13	12	—	12
PADI Holdco, Inc.*#	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	21,659	21,746	0.7	19,493
PADI Holdco, Inc.+~(8)(9)	One stop	E + 7.25%	(g)(h)	5.75% cash/1.50% PIK	04/2024	20,650	20,849	0.7	18,402
PADI Holdco, Inc.~	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	812	808	0.1	731
PADI Holdco, Inc.+	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	168	167	—	151
PADI Holdco, Inc.+(5)	One stop	L + 5.75%		N/A(6)	04/2023	—	(1)	—	(18)
Provenance Buyer LLC+	One stop	L + 5.00%	(c)	5.75%	06/2027	18,417	18,079	0.7	18,417
Provenance Buyer LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	Senior loan	L + 5.00%		N/A(6)	06/2027	—	(3)	—	—
						169,264	167,796	6.3	164,238
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2027	4,046	3,971	0.2	4,050
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.50%	(c)	6.25%	07/2027	8,078	7,986	0.3	8,078
Banker's Toolbox, Inc.+	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Flash Topco, Inc. +	One stop	L + 5.75%	(c)	6.50%	10/2028	9,894	9,798	0.4	9,795
Flash Topco, Inc. +(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	3,596	3,552	0.1	3,578
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	1,015	1,002	—	1,010
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	23	22	—	22
						26,652	26,330	1.0	26,532

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	L + 5.00%	(c)	6.00%	12/2024	$1,641	$1,614	0.1%	$1,641

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L + 5.50%	(c)	6.50%	10/2025	20,425	20,230	0.8	20,425
CST Buyer Company#+~	One stop	L + 5.50%	(c)	6.50%	10/2025	10,189	10,108	0.4	10,189
CST Buyer Company+	One stop	L + 6.00%		N/A(6)	10/2025	—	—	—	—
Electrical Source Holdings, LLC*#+	One stop	L + 5.50%	(c)	6.25%	11/2025	76,558	76,205	2.9	76,558
Electrical Source Holdings, LLC+	One stop	L + 5.50%	(c)	6.25%	11/2025	19,930	19,814	0.8	19,930
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	653	645	—	653
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	138	137	—	138
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	95	95	—	95
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	89	89	—	89
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	88	86	—	88
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	60	59	—	60
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	46	46	—	46
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	42	41	—	42
Electrical Source Holdings, LLC+	Second lien	L + 5.50%	(c)	6.25%	11/2025	35	35	—	35
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(c)	6.25%	11/2025	17	17	—	17
Watchfire Enterprises, Inc.+	Second lien	L + 8.25%	(c)	9.25%	10/2024	9,435	9,387	0.4	9,435
Watchfire Enterprises, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2024	2,164	2,147	0.1	2,164
						139,964	139,141	5.4	139,964

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	$18,370	$18,484	0.7%	$18,370
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(c)	6.50%	09/2023	3,302	3,301	0.2	3,302
Cafe Rio Holding, Inc.#+	One stop	L + 5.50%	(c)	6.50%	09/2023	2,219	2,261	0.1	2,219
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(c)	6.50%	09/2023	1,409	1,435	0.1	1,409
Cafe Rio Holding, Inc.#+	One stop	L + 5.50%	(c)	6.50%	09/2023	1,244	1,267	—	1,244
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(c)	6.50%	09/2023	179	179	—	179
Cafe Rio Holding, Inc.+	One stop	L + 5.50%		N/A(6)	09/2023	—	—	—	—
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	13,688	13,715	0.6	13,688
Captain D's, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2023	2,149	2,127	0.1	2,149
Captain D's, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	892	905	—	892
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	701	711	—	701
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	689	686	—	689
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	339	338	—	339
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	338	337	—	338
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	166	166	—	166
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	101	101	—	101
Ruby Slipper Cafe LLC, The*+	One stop	L + 7.50%	(c)	8.50%	01/2023	2,039	2,036	0.1	1,999
Ruby Slipper Cafe LLC, The+	One stop	L + 7.50%	(c)	8.50%	01/2023	413	419	—	405
Ruby Slipper Cafe LLC, The+	One stop	L + 7.50%	(c)	8.50%	01/2023	30	30	—	30
Wetzel's Pretzels, LLC*#+	One stop	L + 6.50%	(c)	7.50%	09/2023	15,935	15,758	0.6	15,935
Wetzel's Pretzels, LLC+	One stop	L + 6.50%	(c)	7.50%	09/2023	—	—	—	—
Wineshipping.com LLC+	One stop	L + 5.75%	(c)	6.75%	10/2027	6,845	6,778	0.3	6,776
Wineshipping.com LLC+	One stop	L + 5.75%	(a)(c)	6.75%	10/2027	23	23	—	22
Wineshipping.com LLC+(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(9)	—	(10)
Wood Fired Holding Corp.*#	One stop	L + 6.25%	(c)	7.25%	12/2023	12,952	13,028	0.5	12,952
Wood Fired Holding Corp.+(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
Zenput Inc.+	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	1,107	1,102	—	1,132
Zenput Inc.+	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	10	10	—	10
						85,140	85,187	3.3	85,037

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(c)	4.50% cash/3.00% PIK	06/2027	$13,188	$12,953	0.5%	$13,188
Borrower R365 Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(2)	—	—
P&P Food Safety Holdings, Inc.*+~	One stop	L + 6.00%	(c)(d)	7.00%	12/2026	16,767	16,573	0.6	16,767
P&P Food Safety Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
P&P Food Safety Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(24)	—	—
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	5,006	4,941	0.2	4,906
Flavor Producers, LLC+(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(2)	—	—
Kodiak Cakes, LLC*#+	Senior loan	L + 4.50%	(a)	5.50%	06/2027	12,369	12,114	0.4	12,378
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(a)	5.50%	06/2026	50	48	—	49
Louisiana Fish Fry Products, Ltd.*+	One stop	L + 5.75%	(c)	6.75%	07/2027	9,851	9,759	0.4	9,851
Louisiana Fish Fry Products, Ltd.+	One stop	L + 5.75%	(a)(c)	6.75%	07/2027	51	49	—	51
MAPF Holdings, Inc.*#+~	One stop	L + 5.50%	(c)	6.50%	12/2026	33,790	33,506	1.3	33,790
MAPF Holdings, Inc.+	One stop	P + 4.50%	(f)	7.75%	12/2026	40	38	—	40
MAPF Holdings, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2026	—	(37)	—	—
Purfoods, LLC+	One stop	N/A		7.00% PIK	05/2026	79	83	—	79
Ultimate Baked Goods Midco LLC+	One stop	L + 6.25%	(a)	7.25%	08/2027	6,722	6,659	0.3	6,722
Ultimate Baked Goods Midco LLC+	One stop	L + 6.25%	(a)(c)	7.25%	08/2027	35	3	—	35
Whitebridge Pet Brands, LLC+	One stop	L + 5.00%	(a)	6.00%	07/2027	15,218	14,935	0.6	15,218
Whitebridge Pet Brands, LLC+	One stop	L + 5.00%	(a)	6.00%	07/2027	50	49	—	50
						113,216	111,644	4.3	113,124

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#~	One stop	L + 4.75%	(c)	5.75%	06/2025	$4,115	$4,166	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	L + 4.75%	(c)	5.75%	06/2025	263	261	—	263
Aspen Medical Products, LLC+	One stop	L + 4.75%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF + 6.93%	(d)(p)	7.43%	08/2028	5,415	5,345	0.2	5,473
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E + 6.50%	(g)(h)	6.50%	08/2028	3,427	3,383	0.1	3,246
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN + 6.78%	(o)	6.97%	08/2028	983	936	—	958
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E + 6.50%	(h)	6.50%	08/2028	783	783	—	775
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SF + 6.50%		N/A(6)	08/2028	—	(19)	—	—
Belmont Instrument, LLC#+	Senior loan	L + 4.75%	(c)	5.75%	12/2023	5,189	5,163	0.2	5,189
Blades Buyer, Inc.#+~	Senior loan	L + 4.50%	(b)(c)	5.50%	08/2025	8,689	8,660	0.3	8,689
Blades Buyer, Inc.+	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(16)	—	—
Blue River Pet Care, LLC*#+	One stop	L + 5.00%	(a)	5.10%	07/2026	41,008	40,793	1.6	41,008
Blue River Pet Care, LLC+	One stop	L + 5.00%	(c)	5.20%	07/2026	3,968	3,871	0.2	3,968
Blue River Pet Care, LLC+	One stop	L + 5.00%	(c)	5.22%	08/2025	360	358	—	360
CCSL Holdings, LLC*+	One stop	L + 6.00%	(c)	7.00%	12/2026	15,516	15,354	0.6	15,516
CCSL Holdings, LLC+	One stop	L + 6.00%	(c)	7.00%	12/2026	4,198	4,141	0.2	4,198
CCSL Holdings, LLC+	One stop	L + 5.75%	(c)	6.75%	12/2026	40	38	—	40
CMI Parent Inc.#+	Senior loan	L + 4.25%	(c)	5.00%	08/2025	6,549	6,630	0.3	6,549
CMI Parent Inc.+	Senior loan	L + 4.25%	(c)	5.00%	08/2025	3,244	3,214	0.1	3,244
CMI Parent Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	—
G & H Wire Company, Inc.#+	One stop	L + 7.00%	(c)	8.00%	09/2023	11,070	11,034	0.4	11,070
G & H Wire Company, Inc.+	One stop	L + 7.00%	(c)	8.00%	09/2022	—	—	—	—
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,993	1,952	0.1	1,674
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(c)	7.00%	08/2024	1,916	1,887	—	767
Joerns Healthcare, LLC+	One stop	N/A		15.00% PIK	11/2022	688	688	—	688
Lombart Brothers, Inc.*#+~	One stop	L + 6.25%	(c)	7.25%	04/2023	28,871	28,848	1.1	28,871
Lombart Brothers, Inc.+	One stop	L + 6.25%	(c)	7.25%	04/2023	5,214	5,149	0.2	5,214
Lombart Brothers, Inc.#+(8)	One stop	L + 6.25%	(c)	7.25%	04/2023	3,092	3,091	0.1	3,092
Lombart Brothers, Inc.+	One stop	L + 6.25%	(a)	7.25%	04/2023	116	115	—	116
Lombart Brothers, Inc.+(8)	One stop	L + 6.25%	(a)	7.25%	04/2023	50	50	—	50
						156,757	155,873	5.9	155,133

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L + 5.50%	(c)	6.25%	12/2027	$8,392	$8,308	0.3%	$8,308
AAH TOPCO, LLC +	Subordinated debt	N/A		11.50%	12/2031	988	968	0.1	973
AAH TOPCO, LLC +(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	(1)
AAH TOPCO, LLC +(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(6)	—	(6)
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	02/2022	23,079	23,079	0.8	20,771
Active Day, Inc.#+	One stop	L + 6.00%	(c)	7.00%	02/2022	1,782	1,782	0.1	1,603
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	02/2022	1,148	1,148	0.1	1,034
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	02/2022	915	915	—	823
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	02/2022	807	807	—	726
Active Day, Inc.*#	One stop	L + 6.00%	(c)	7.00%	02/2022	794	794	—	714
Active Day, Inc.+(5)	One stop	L + 6.00%	(c)	7.00%	02/2022	2	2	—	(18)
Active Day, Inc.+	One stop	L + 6.00%	(c)	7.00%	02/2022	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	L + 6.00%	(a)(c)	7.00%	03/2025	14,215	14,040	0.6	14,215
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	4,108	4,117	0.2	4,121
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	3,660	3,628	0.2	3,671
Acuity Eyecare Holdings, LLC#+	One stop	L + 6.25%	(c)	7.25%	03/2025	3,504	3,550	0.1	3,514
Acuity Eyecare Holdings, LLC+~	One stop	L + 6.25%	(c)	7.25%	03/2025	3,228	3,297	0.1	3,237
Acuity Eyecare Holdings, LLC+~	One stop	L + 6.25%	(c)	7.25%	03/2025	1,882	1,947	0.1	1,888
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	455	465	—	457
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2025	241	240	—	256
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)(f)	7.29%	03/2025	195	194	—	196
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	168	167	—	168
Acuity Eyecare Holdings, LLC+	Senior loan	L + 6.25%	(c)	7.25%	03/2025	111	110	—	111
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(c)	7.25% cash/6.75% PIK	03/2025	92	92	—	98
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	1	1	—	1
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(f)	7.00%	07/2021	11,412	6,855	—	197
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 8.50%	(a)	9.75%	07/2021	4,082	7	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(f)	7.00%	07/2021	781	469	—	13
Advanced Pain Management Holdings, Inc.+(5)(7)	Senior loan	P + 3.75%	(f)	7.00%	07/2021	576	540	—	(9)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	3,966	3,914	0.2	3,982
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(c)	7.00%	03/2027	3,535	3,493	0.2	3,554
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(c)	11.50%	03/2028	1,737	1,716	0.1	1,711
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(a)(c)	11.50%	03/2028	643	637	—	633
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 10.50%	(a)(c)	11.50%	03/2028	45	42	—	42
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	(3)
CRH Healthcare Purchaser, Inc.*~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	19,502	19,499	0.7	19,502
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	12/2024	5,237	5,190	0.2	5,237
CRH Healthcare Purchaser, Inc.#+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,143	4,124	0.2	4,143
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	3,547	3,512	0.2	3,547

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	$40	$38	—%	$40
Datix Bidco Limited+(8)(9)(10)	Senior loan	L + 4.50%	(j)	4.96%	04/2025	60,764	59,644	2.3	60,204
Datix Bidco Limited+(8)(9)(10)	Second lien	L + 7.75%	(j)	8.21%	04/2026	21,561	21,157	0.8	21,363
Emerge Intermediate, Inc.*#	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	19,331	19,163	0.7	19,331
Emerge Intermediate, Inc.+(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	992	985	0.1	982
Encorevet Group LLC+	One stop	L + 5.25%	(b)(c)	6.25%	11/2024	930	919	0.1	918
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	624	618	—	617
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	246	245	—	244
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	164	163	—	162
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	111	111	—	109
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	69	68	—	68
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	57	57	—	57
Encorevet Group LLC+	One stop	L + 5.25%	(c)	6.25%	11/2024	32	32	—	32
Encorevet Group LLC+	Senior loan	L + 5.25%	(c)	6.25%	11/2024	10	10	—	10
Encorevet Group LLC+(5)	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	(1)
ERC Topco Holdings, LLC+	One stop	L + 5.50%	(c)	6.25%	11/2028	9,475	9,383	0.4	9,475
ERC Topco Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	—
ERC Topco Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(4)	—	—
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	18,579	18,634	0.5	13,934
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	8,150	8,217	0.2	6,112
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	7,138	7,200	0.2	5,354
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	5,253	5,264	0.2	3,940
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	2,438	2,458	0.1	1,828
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,564	1,577	—	1,173
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,156	1,166	—	867
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,006	1,014	—	754
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	658	663	—	494
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	406	405	—	304
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	C + 4.50%	(n)	5.50%	03/2027	11,683	11,597	0.5	12,372
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(n)	5.50%	03/2027	494	489	—	498
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(n)	5.50%	03/2027	186	184	—	196
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L + 4.50%	(c)	5.50%	03/2027	20	19	—	20
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%	(c)	5.75%	12/2026	851	842	—	842
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%	(a)(c)	5.75%	12/2026	16	15	—	15
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	10,073	9,983	0.4	10,089
Klick Inc.+(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	(1)
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	2,329	2,320	0.1	2,329
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,872	1,871	0.1	1,872
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	1,099	1,127	—	1,099
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(c)	6.25%	05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(19)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.50%	(c)	6.50%	06/2023	$9,262	$9,234	0.4%	$9,262
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.50%	(c)	6.50%	06/2023	4,459	4,496	0.2	4,459
MWD Management, LLC & MWD Services, Inc.+	One stop	L + 5.50%		N/A(6)	06/2022	—	—	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.25%	(n)	6.25%	05/2028	20,384	20,104	0.7	19,353
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(c)	6.25%	05/2028	4,359	4,301	0.2	4,315
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(c)	6.25%	05/2028	2,837	2,809	0.1	2,809
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.25%	(n)	6.25%	05/2028	1,209	1,174	—	1,156
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(c)	6.25%	05/2026	60	59	—	59
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.25%	(n)	6.25%	05/2026	26	23	—	22
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(c)	6.25%	05/2028	15	14	—	15
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	19,110	17,404	0.5	13,714
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,218	1,869	0.1	1,591
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	2,101	1,902	0.1	1,508
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,591	1,340	—	1,142
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,406	1,184	—	1,009
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	1,224	1,031	—	878
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	953	803	—	684
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	826	696	—	593
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	509	429	—	366
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)(f)	7.25%	05/2022	291	265	—	209
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	97	88	—	69
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	88	80	—	63
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	68	62	—	49
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(c)	7.25%	05/2022	63	58	—	45
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	01/2023	18,881	18,871	0.7	18,881
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(c)	6.75%	01/2023	7,612	7,588	0.3	7,612
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(c)	6.75%	01/2023	1,551	1,551	0.1	1,551
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	700	703	—	700
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	184	184	—	184
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	106	106	—	106
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(c)	6.75%	01/2023	37	37	—	37
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	25,426	24,871	0.8	21,613
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	308	303	—	262
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	182	179	—	154
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	170	158	—	106
PPT Management Holdings, LLC+	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	12/2022	90	82	—	76
Suveto Buyer, LLC+	One stop	L + 4.25%	(c)	5.00%	09/2027	12,856	12,601	0.5	12,856
Suveto Buyer, LLC+	One stop	L + 4.25%	(c)(f)	5.00%	09/2027	83	81	—	83
						459,752	444,048	15.9	414,762
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+~	One stop	L + 8.50%	(c)	9.50%	02/2024	$7,550	$7,592	0.3%	$7,550
Connexin Software, Inc.+	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	L + 7.00%	(c)(d)	8.00%	03/2027	6,681	6,623	0.2	6,681
ESO Solution, Inc.+(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(c)	6.75%	08/2026	6,234	6,204	0.2	6,171
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	2,971	2,935	0.1	2,941
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,957	1,941	0.1	1,938
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	1,072	1,050	—	1,058
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(c)	6.75%	08/2026	639	635	—	634
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(a)	6.75%	09/2025	13	12	—	12
HSI Halo Acquisition, Inc.+(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(1)	—	(1)
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	10,273	10,246	0.4	10,105
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	6,588	6,219	0.2	6,481
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	1,506	1,470	0.1	1,481
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	941	940	—	926
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	753	752	—	741
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	80	80	—	78
Kareo, Inc.+(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(25)	—	(71)
Kareo, Inc.+(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(1)	—	—
Nextech Holdings, LLC+	One stop	L + 5.50%	(c)	5.63%	06/2025	3,961	4,011	0.2	3,961
Nextech Holdings, LLC+	One stop	L + 5.50%	(c)	5.63%	06/2025	1,932	1,920	0.1	1,932
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	06/2025	15,084	15,084	0.6	15,084
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	12,287	12,193	0.5	12,287
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	06/2025	1,466	1,459	0.1	1,466
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	980	980	—	980
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.*#+~	One stop	L + 4.50%	(c)	5.50%	02/2026	66,921	65,971	2.6	66,921
Transaction Data Systems, Inc.+(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(4)	—	—
						149,889	148,282	5.7	149,356

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*#+	One stop	L + 4.50%	(c)	5.50%	08/2025	$50,961	$51,897	2.0%	$50,961
BJH Holdings III Corp.+(5)	One stop	L + 4.50%		N/A(6)	08/2025	—	(5)	—	—
CR Fitness Holdings, LLC#~	Senior loan	L + 4.00%	(a)	5.00%	07/2025	1,974	1,982	0.1	1,974
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.00%	07/2025	837	834	—	837
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.00%	07/2025	74	74	—	74
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	7,115	7,077	0.2	6,048
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,093	1,091	0.1	929
Davidson Hotel Company, LLC+(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(16)
EOS Fitness Opco Holdings, LLC*#	One stop	L + 4.75%	(c)	5.75%	01/2025	8,574	8,617	0.3	8,574
EOS Fitness Opco Holdings, LLC+	One stop	L + 4.75%	(c)	5.75%	01/2025	903	907	—	903
EOS Fitness Opco Holdings, LLC+	One stop	L + 4.75%	(c)	5.75%	01/2025	120	120	—	120
Freddy's Frozen Custard LLC~	One stop	L + 5.00%	(c)	6.00%	03/2027	9,233	9,154	0.4	9,233
Freddy's Frozen Custard LLC+(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(c)	7.00% cash/4.00% PIK	08/2026	780	679	—	787
Harri US LLC+	One stop	L + 6.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(7)	—	13
SSRG Holdings, LLC+	One stop	L + 4.75%	(c)	5.75%	11/2025	907	895	—	907
SSRG Holdings, LLC+	One stop	L + 4.75%	(c)	5.75%	11/2025	35	35	—	35
Sunshine Sub, LLC#~	One stop	L + 4.75%	(a)	5.75%	05/2024	12,759	12,824	0.5	12,759
Sunshine Sub, LLC#+	One stop	L + 4.75%	(a)	5.75%	05/2024	5,582	5,703	0.2	5,582
Sunshine Sub, LLC+(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC*#	Senior loan	L + 5.25%	(a)(c)	6.25%	09/2026	14,278	14,146	0.5	14,278
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.25%	(a)(c)	6.25%	09/2026	6,493	6,437	0.3	6,493
Tropical Smoothie Cafe Holdings, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
						121,718	122,457	4.6	120,491
Household Durables
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	4,650	4,594	0.2	4,604
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	1,819	1,796	0.1	1,800
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	1,212	1,200	—	1,200
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	1,080	1,065	—	1,069
Groundworks LLC+	Senior loan	L + 5.00%	(c)	6.00%	01/2026	83	82	—	82
Groundworks LLC+	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC+(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(5)	—	(5)
						8,844	8,732	0.3	8,750
Household Products
WU Holdco, Inc. #+	One stop	L + 5.50%	(c)	6.50%	03/2026	3,771	3,830	0.1	3,775
WU Holdco, Inc. +	One stop	L + 5.50%	(c)	6.50%	03/2026	1,328	1,328	0.1	1,330
WU Holdco, Inc. +	One stop	L + 5.50%	(c)	5.72%	03/2025	14	14	—	14
WU Holdco, Inc. +	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
						5,113	5,172	0.2	5,119

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior loan	L + 4.50%	(c)	4.72%	04/2026	$2,373	$2,428	0.1%	$2,371
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.50%	(c)	4.72%	04/2026	127	126	—	127
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.50%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.50%		N/A(6)	04/2026	—	—	—	1
Essential Services Holdings Corporation+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(7)	—	(8)
Essential Services Holdings Corporation+(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	(1)
Madison Safety & Flow LLC+	Senior loan	L + 4.00%	(a)	4.10%	03/2025	463	462	—	463
Madison Safety & Flow LLC+	Senior loan	L + 4.00%	(a)	4.11%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited~(8)(9)(10)	One stop	E + 5.75%	(g)	6.75%	11/2027	7,969	7,781	0.3	7,607
Specialty Measurement Bidco Limited~(8)(10)	One stop	L + 5.75%	(c)	6.75%	11/2027	7,961	7,776	0.3	7,961
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	L + 5.75%		N/A(6)	11/2027	—	(45)	—	—
						18,896	18,523	0.7	18,524

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	L + 5.50%	(a)	6.25%	10/2028	$25,562	$25,316	1.0%	$25,434
Alera Group, Inc.+	One stop	L + 5.50%	(a)	6.25%	10/2028	7,024	6,919	0.3	6,987
Alera Group, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	(3)
AMBA Buyer, Inc. +	One stop	L + 5.75%	(c)	6.50%	07/2027	3,221	3,191	0.1	3,221
AMBA Buyer, Inc. +	One stop	L + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. +(5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(4)	—	—
Captive Resources Midco, LLC*#+~	One stop	L + 5.50%	(a)	6.25%	05/2027	52,638	52,646	2.0	52,111
Captive Resources Midco, LLC+	One stop	L + 5.50%	(a)	6.25%	05/2027	6,778	6,711	0.2	6,711
Captive Resources Midco, LLC+(5)	One stop	L + 5.50%		N/A(6)	05/2027	—	(12)	—	(17)
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(b)(c)	6.25%	08/2025	2,531	2,495	0.1	2,508
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%	(c)	6.75%	08/2025	2,440	2,437	0.1	2,449
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	6.75%	08/2025	1,529	1,508	0.1	1,535
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	6.75%	08/2025	779	776	—	783
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%	(c)	6.75%	08/2025	471	469	—	473
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	6.75%	08/2025	246	245	—	247
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2025	—	(1)	—	(1)
J.S. Held Holdings, LLC#+	One stop	L + 5.50%	(c)	6.50%	07/2025	6,471	6,445	0.2	6,471
J.S. Held Holdings, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2025	718	701	—	718
J.S. Held Holdings, LLC+	One stop	L + 5.50%	(a)	6.50%	07/2025	80	76	—	80
Keystone Agency Partners LLC+	Senior loan	L + 4.75%	(c)	5.75%	05/2027	2,315	2,280	0.1	2,280
Keystone Agency Partners LLC+(5)	Senior loan	L + 5.50%		N/A(6)	05/2027	—	(3)	—	(3)
Long Term Care Group, Inc.+	One stop	L + 6.00%	(a)	6.75%	09/2027	3,007	2,950	0.1	3,007
Majesco*#	One stop	L + 7.25%	(c)	8.25%	09/2027	18,894	18,630	0.7	18,899
Majesco+(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(3)	—	—
Norvax, LLC+	Senior loan	L + 5.00%	(d)	6.00%	09/2025	33,033	32,860	1.3	32,703
Norvax, LLC+	Senior loan	L + 5.00%	(c)	6.00%	09/2025	10,000	9,856	0.4	9,900
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	4,050	4,086	0.2	4,050
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2024	470	470	—	470
Orchid Underwriters Agency, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Pareto Health Intermediate Holdings, Inc. +	One stop	L + 5.25%	(c)	6.25%	08/2025	7,280	7,215	0.3	7,280
Patriot Growth Insurance Services, LLC+	One stop	L + 5.50%	(c)	6.25%	10/2028	8,025	7,947	0.3	7,945
Patriot Growth Insurance Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(30)	—	(31)
People Corporation~(8)(9)(12)	One stop	C + 6.25%	(n)	7.25%	02/2028	14,839	14,611	0.6	15,108
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(n)	7.25%	02/2028	4,953	4,906	0.2	4,930
People Corporation+(8)(9)(12)	One stop	C + 5.50%	(m)	6.25%	02/2028	682	613	—	396
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(n)	7.25%	02/2027	81	79	—	84
RSC Acquisition, Inc.*#+	One stop	L + 5.50%	(c)	6.25%	10/2026	25,833	25,441	1.0	25,575
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)(c)	6.25%	10/2026	6,611	6,290	0.3	6,545
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.25%	10/2026	894	885	—	885
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.25%	10/2026	201	199	—	199
RSC Acquisition, Inc.+	One stop	L + 5.50%	(c)	6.25%	10/2026	61	57	—	57
RSC Acquisition, Inc.+	One stop	P + 4.50%	(f)	7.75%	10/2026	42	41	—	42
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	782	770	—	782
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	396	390	—	396
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(c)	6.75%	10/2026	389	381	—	389
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
TigerRisk, LLC*+	One stop	L + 5.00%	(c)	6.00%	06/2027	$22,834	$22,628	0.9%	$22,834
TigerRisk, LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(1)	—	—
						276,160	273,462	10.5	274,428
Internet & Catalog Retail
Revalize, Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2027	15,126	14,993	0.6	14,975
Revalize, Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2027	8,853	8,775	0.3	8,764
Revalize, Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2027	4,390	4,351	0.2	4,346
Revalize, Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2027	2,644	2,621	0.1	2,618
Revalize, Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2027	1,698	1,681	0.1	1,681
Revalize, Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2027	400	397	—	396
Revalize, Inc.+(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(2)	—	(2)
Revalize, Inc.+(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(1)	—	(3)
						33,111	32,815	1.3	32,775
IT Services
Acquia, Inc.+~	One stop	L + 7.00%	(c)	8.00%	10/2025	9,578	9,492	0.4	9,578
Acquia, Inc.+	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	4,673	4,540	0.2	4,796
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+(5)	One stop	L + 6.50%		N/A(6)	08/2025	—	(11)	—	—
Centrify Corporation+	One stop	L + 5.75%	(c)	6.75%	03/2028	16,707	16,486	0.6	16,707
Centrify Corporation#	One stop	L + 5.75%	(c)	6.75%	03/2028	9,658	9,528	0.4	9,658
Centrify Corporation+(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	—
CivicPlus, LLC+	One stop	L + 6.25%	(c)	7.00%	08/2027	6,174	6,116	0.2	6,174
CivicPlus, LLC+	One stop	L + 6.25%		N/A(6)	08/2027	—	—	—	—
CivicPlus, LLC+(5)	One stop	L + 6.25%		N/A(6)	08/2027	—	(27)	—	—
Cordeagle US Finco, Inc.+	One stop	L + 6.75%	(c)	7.75%	07/2027	3,347	3,285	0.1	3,347
Cordeagle US Finco, Inc.+(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	—
Episerver, Inc.+	One stop	L + 5.50%	(c)	6.50%	04/2026	21,658	21,373	0.8	21,496
Episerver, Inc.+~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2026	20,279	20,486	0.8	20,410
Episerver, Inc.#+	One stop	L + 5.50%	(c)	6.50%	04/2026	12,030	12,134	0.5	11,940
Episerver, Inc.+	One stop	L + 5.50%	(c)	6.50%	04/2026	6,651	6,552	0.3	6,601
Episerver, Inc.+(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(4)	—	(5)
Episerver, Inc.+(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(4)	—	(4)
Gamma Technologies, LLC*#+	One stop	L + 4.75%	(c)	5.75%	06/2024	46,739	46,954	1.8	46,739
Gamma Technologies, LLC+	One stop	L + 4.75%		N/A(6)	06/2024	—	—	—	—
Infinisource, Inc.#+~	One stop	L + 4.50%	(c)	5.50%	10/2026	28,032	27,642	1.1	27,752
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	8,466	8,384	0.3	8,382
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	2,042	2,000	0.1	2,021
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	306	303	—	303
Infinisource, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2026	106	105	—	105
Infinisource, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(2)	—	(2)
Infinisource, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(12)	—	(13)
Infinisource, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(2)	—	(3)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	01/2026	14,311	14,213	0.5	14,311
PCS Intermediate II Holdings, LLC+	One stop	L + 5.25%	(c)	6.25%	01/2026	2,066	2,047	0.1	2,066
PCS Intermediate II Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services - (continued)
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	$734	$728	—%	$734
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	115	113	—	115
Recordxtechnologies, LLC+	One stop	L + 5.50%	(c)	6.50%	12/2025	42	41	—	42
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	SN + 4.50%	(o)	5.50%	11/2025	23,827	23,631	0.9	23,645
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	11/2025	2,484	2,439	0.1	2,512
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	11/2025	742	737	—	740
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	11/2025	132	131	—	131
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	—
Saturn Borrower Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2026	20,130	19,646	0.8	19,727
Saturn Borrower Inc.+	One stop	L + 6.50%	(c)	7.50%	09/2026	62	59	—	60
						261,091	259,097	10.0	260,066

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	$8,648	$8,688	0.4%	$8,648
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	1,239	1,233	—	1,239
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	861	880	—	861
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	440	451	—	440
WBZ Investment LLC+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	82	82	—	82
						11,270	11,334	0.4	11,270
Life Sciences Tools & Services
PAS Parent Inc.+	One stop	L + 5.50%	(c)	6.25%	12/2028	33,629	33,293	1.3	33,293
PAS Parent Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(9)	—	(4)
PAS Parent Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(5)	—	(5)
Unchained Labs, LLC+	Senior loan	L + 5.50%	(a)	6.50%	08/2027	850	834	—	850
Unchained Labs, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1)	—	—
Unchained Labs, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(20)	—	—
						34,479	34,092	1.3	34,134
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L + 4.25%	(c)	5.00%	03/2028	1,866	1,861	0.1	1,866
Blackbird Purchaser, Inc. *+~	Senior loan	L + 4.50%	(c)(f)	5.25%	04/2026	19,113	19,261	0.7	18,731
Blackbird Purchaser, Inc. +(5)	Senior loan	L + 4.50%		N/A(6)	10/2025	—	(1)	—	(4)
Blackbird Purchaser, Inc. +(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(2)	—	(2)
Blackbird Purchaser, Inc. +(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(3)	—	(6)
Chase Industries, Inc.+~	Senior loan	L + 5.50%	(c)	6.50%	05/2025	12,059	12,147	0.3	8,441
Chase Industries, Inc.+	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	985	1,011	—	691
Chase Industries, Inc.+	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2023	350	351	—	242
						34,373	34,625	1.1	29,959
Marine
Veson Nautical LLC#+	One stop	L + 5.25%	(c)	6.25%	11/2025	9,668	9,594	0.4	9,668
Veson Nautical LLC*	One stop	L + 5.25%	(c)	6.25%	11/2025	7,191	7,127	0.3	7,191
Veson Nautical LLC+(5)	One stop	L + 5.25%		N/A(6)	11/2025	—	(1)	—	—
						16,859	16,720	0.7	16,859
Media
Triple Lift, Inc.+	One stop	L + 5.75%	(c)	6.50%	05/2028	5,384	5,286	0.2	5,384
Triple Lift, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	—
						5,384	5,285	0.2	5,384
Multiline Retail
Mills Fleet Farm Group LLC*#+~	One stop	L + 6.25%	(c)	7.25%	10/2024	46,470	46,389	1.8	46,470

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+~(8)(12)	One stop	L + 6.75%	(c)	7.75%	05/2025	20,577	20,680	0.8	20,577
3ES Innovation, Inc.+(5)(8)(12)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.35%	07/2025	37,354	37,708	1.4	37,295
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.60%	07/2025	17,124	16,805	0.7	17,235
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(2)
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC*#+	One stop	L + 6.00%	(c)	7.00%	05/2026	15,583	15,698	0.6	15,583
Project Power Buyer, LLC+(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(1)	—	—
						90,638	90,886	3.5	90,687

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper & Forest Products
Messenger, LLC+	One stop	L + 5.75%	(c)	6.75%	12/2027	$8,837	$8,748	0.3%	$8,748
Messenger, LLC+	One stop	P + 4.75%	(c)(f)	7.71%	12/2027	33	32	—	32
Messenger, LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2027	—	(1)	—	(2)
						8,870	8,779	0.3	8,778
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	30,590	30,857	1.1	28,143
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,224	5,269	0.2	4,807
IMPLUS Footwear, LLC*+	One stop	L + 7.75%	(c)	8.75%	04/2024	753	769	—	693
						36,567	36,895	1.3	33,643
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	Senior loan	L + 5.25%	(a)	6.25%	02/2026	$23,019	$22,799	0.9%	$22,790
Amalthea Parent, Inc.*#+(8)(12)	One stop	L + 5.00%	(a)(f)	5.75%	03/2027	54,433	53,922	2.1	53,889
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.00%		N/A(6)	03/2027	—	(2)	—	(3)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.00%		N/A(6)	03/2027	—	(43)	—	(50)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 5.00%		N/A(6)	03/2027	—	(3)	—	(3)
Apothecary Products, LLC+	Senior loan	L + 4.50%	(a)	5.50%	07/2023	2,891	2,949	0.1	2,891
Apothecary Products, LLC+	Senior loan	L + 4.50%	(a)(b)(c)(d)	5.50%	07/2023	313	313	—	313
Cobalt Buyer Sub, Inc.+	One stop	L + 5.25%	(c)	6.00%	10/2028	10,708	10,501	0.4	10,708
Cobalt Buyer Sub, Inc.+	One stop	L + 5.25%	(c)	6.00%	10/2027	9	7	—	9
Cobalt Buyer Sub, Inc.+(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(34)	—	—
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.75%	(o)	4.94%	08/2028	26,972	26,588	1.0	26,532
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(1)	—	—
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(73)	—	2
						118,345	116,923	4.5	117,078
Professional Services
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.00%	(c)	5.00%	06/2022	8,662	8,692	0.3	8,662
DISA Holdings Acquisition Subsidiary Corp.+	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
IG Investments Holdings, LLC+	One stop	L + 6.00%	(c)	6.75%	09/2028	6,584	6,457	0.3	6,584
IG Investments Holdings, LLC+	One stop	L + 6.00%	(a)	6.75%	09/2027	21	21	—	21
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(c)	6.00%	11/2028	7,520	7,464	0.3	7,463
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(c)	6.00%	11/2028	13	12	—	12
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(17)	—	(17)
Net Health Acquisition Corp.+	One stop	L + 5.75%	(c)	6.75%	12/2025	13,336	13,226	0.5	13,336
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	8,444	8,457	0.3	8,444
Net Health Acquisition Corp.+~	One stop	L + 5.75%	(c)	6.75%	12/2025	6,759	6,798	0.3	6,759
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	4,270	4,221	0.2	4,270
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,180	1,182	—	1,180
Net Health Acquisition Corp.+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	—
PlanSource Holdings, Inc. +~	One stop	L + 6.25%	(c)	7.25%	04/2025	11,416	11,480	0.4	11,330
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(c)	7.25%	04/2025	1,932	1,917	0.1	1,917
PlanSource Holdings, Inc. +(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(2)
PlanSource Holdings, Inc. +(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(1)
ProcessMAP Corporation+	One stop	L + 6.00%	(c)	6.75%	12/2027	3,837	3,798	0.1	3,798
ProcessMAP Corporation+(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.+	One stop	L + 5.50%	(c)	6.25%	12/2028	17,767	17,590	0.7	17,589
Procure Acquireco, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(1)	—	(1)
Procure Acquireco, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(3)	—	(3)
Teaching Company, The*#+	One stop	L + 4.75%	(c)	5.75%	07/2023	17,508	17,604	0.7	17,508
Teaching Company, The+	One stop	P + 3.75%	(f)	7.00%	07/2023	100	100	—	100
						109,349	108,993	4.2	108,948
%

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC*+	One stop	L + 5.50%	(c)	6.50%	02/2026	$14,470	$14,372	0.6%	$14,470
MRI Software LLC+	One stop	L + 5.50%	(c)	6.50%	02/2026	2,120	2,074	0.1	2,120
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(6)	—	—
Inhabit IQ Inc.#+	One stop	L + 5.50%	(c)	6.50%	07/2025	19,590	19,664	0.7	19,590
Inhabit IQ Inc.+~	One stop	L + 5.50%	(c)	6.50%	07/2025	13,494	13,328	0.5	13,494
Inhabit IQ Inc.+	One stop	L + 5.50%	(c)	6.50%	07/2025	12,461	12,347	0.5	12,461
Inhabit IQ Inc.*#	One stop	L + 5.50%	(c)	6.50%	07/2025	6,568	6,620	0.3	6,568
Inhabit IQ Inc.+~	One stop	L + 5.50%	(c)	6.50%	07/2025	3,201	3,259	0.1	3,201
Inhabit IQ Inc.#+	One stop	L + 5.50%	(c)	6.50%	07/2025	1,406	1,430	0.1	1,406
Inhabit IQ Inc.#+	One stop	L + 5.50%	(c)	6.50%	07/2025	1,190	1,211	—	1,190
Inhabit IQ Inc.#+	One stop	L + 5.50%	(c)	6.50%	07/2025	1,174	1,194	—	1,174
Inhabit IQ Inc.+	One stop	L + 5.50%	(c)	6.50%	07/2025	938	933	—	938
Inhabit IQ Inc.+	One stop	L + 5.50%	(c)	6.50%	07/2025	495	503	—	495
Inhabit IQ Inc.+(5)	One stop	L + 5.50%		N/A(6)	07/2025	—	(1)	—	—
Inhabit IQ Inc.+(5)	One stop	L + 5.50%		N/A(6)	07/2025	—	(199)	—	—
RPL Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%	(o)	5.94%	08/2028	20,251	20,012	0.8	19,763
RPL Bidco Limited+(8)(9)(10)	One stop	SF + 5.75%		N/A(6)	02/2028	—	—	—	—
						97,358	96,739	3.7	96,870
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L + 5.25%	(c)	6.25%	07/2028	4,258	4,160	0.1	4,258
Channelside Acquisitona Co, Inc.+(5)	One stop	L + 5.25%		N/A(6)	07/2026	—	(1)	—	—
Channelside Acquisitona Co, Inc.+(5)	One stop	L + 5.25%		N/A(6)	07/2028	—	(1)	—	—
Internet Truckstop Group LLC*#	One stop	L + 5.75%	(c)	6.75%	04/2025	22,301	22,670	0.9	22,301
Internet Truckstop Group LLC+	One stop	L + 5.75%	(c)	6.75%	04/2025	9,765	9,647	0.4	9,765
Internet Truckstop Group LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2025	—	(2)	—	—
						36,324	36,473	1.4	36,324

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L + 7.50%	(a)	4.25% cash/4.25% PIK	09/2024	$4,578	$4,558	0.2%	$4,585
Accela, Inc.+	One stop	L + 7.50%	(a)	4.25% cash/4.25% PIK	09/2024	272	269	—	273
Accela, Inc.+	One stop	L + 7.00%		N/A(6)	09/2024	—	—	—	—
Appfire Technologies, LLC#+	One stop	L + 5.50%	(c)	6.50%	03/2027	34,943	34,450	1.3	34,943
Appfire Technologies, LLC+	One stop	L + 5.50%	(c)	6.50%	03/2027	20	19	—	20
Appfire Technologies, LLC+(5)	One stop	L + 5.50%		N/A(6)	03/2027	—	(14)	—	—
Apptio, Inc. +~	One stop	L + 7.25%	(d)	8.25%	01/2025	57,010	57,513	2.2	57,010
Apptio, Inc. +	One stop	L + 7.25%	(d)	8.25%	01/2025	76	75	—	76
Aras Corporation+	One stop	L + 7.00%	(c)	4.25% cash/3.75% PIK	04/2027	13,788	13,667	0.5	13,808
Aras Corporation+(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(2)
Auvik Networks Inc.+(8)(12)	One stop	L + 5.50%	(c)	6.50%	07/2027	6,889	6,825	0.3	6,889
Auvik Networks Inc.+(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Axiom Merger Sub Inc.+~	One stop	L + 6.00%	(c)(d)	7.00%	04/2026	5,773	5,803	0.2	5,730
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 6.25%	(g)(h)	6.25%	04/2026	2,379	2,394	0.1	2,411
Axiom Merger Sub Inc.+	One stop	L + 6.00%	(d)	7.00%	04/2026	274	271	—	272
Axiom Merger Sub Inc.+(5)	One stop	L + 6.00%		N/A(6)	10/2025	—	(1)	—	—
Axiom Merger Sub Inc.+(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	(1)
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(c)	8.50%	10/2028	59,892	58,593	2.3	60,142
Bayshore Intermediate #2, L.P.+(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(4)	—	(7)
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	2,891	2,908	0.1	2,871
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%	(c)	5.25%	07/2026	515	516	—	512
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(c)	5.25%	07/2026	305	303	—	303
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.+	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	06/2026	927	923	—	975
Beqom North America, Inc.+	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	1
Bullhorn, Inc.*#+~	One stop	L + 5.75%	(c)	6.75%	09/2026	66,455	65,566	2.5	66,457
Bullhorn, Inc.+(8)(9)	One stop	L + 6.00%	(i)	6.26%	09/2026	11,857	11,696	0.5	13,071
Bullhorn, Inc.+(8)(9)	One stop	E + 5.75%	(g)	5.75%	09/2026	4,761	4,696	0.2	4,914
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	215	212	—	215
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	96	95	—	96
Bullhorn, Inc.+	One stop	L + 5.75%	(c)	6.75%	09/2026	77	76	—	77
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L + 5.00%	(a)	6.00%	06/2028	9,894	9,711	0.4	9,905
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L + 5.00%	(c)	6.00%	06/2026	21	19	—	20
Calabrio, Inc. +	One stop	L + 7.00%	(c)	8.00%	04/2027	53,683	52,973	2.1	53,683
Calabrio, Inc. +(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Cybergrants Holdings, LLC+	One stop	L + 6.50%	(c)	7.25%	09/2027	58,423	57,593	2.2	57,839
Cybergrants Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(3)	—	(2)
Cybergrants Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(41)	—	(43)
Daxko Acquisition Corporation+	One stop	L + 5.50%	(c)	6.25%	10/2028	27,920	27,649	1.1	27,640

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Daxko Acquisition Corporation+(5)	One stop	L + 5.50%		N/A(6)	10/2027	$—	$(2)	—%	$(2)
Daxko Acquisition Corporation+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(33)	—	(34)
Diligent Corporation*#+~	One stop	L + 6.25%	(c)	7.25%	08/2025	86,954	86,971	3.4	87,442
Diligent Corporation+	One stop	L + 5.75%	(c)	6.75%	08/2025	6,010	5,960	0.2	5,949
Diligent Corporation+(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(1)	—	2
FirstUp, Inc+	One stop	L + 6.75%	(c)	4.25% cash/3.50% PIK	07/2027	8,683	8,605	0.3	8,683
FirstUp, Inc+(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L + 6.75%	(c)	7.50%	07/2027	7,308	7,191	0.3	7,180
Gainsight, Inc.+(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(2)	—	(2)
GS Acquisitionco, Inc.*#+~	One stop	L + 5.75%	(c)	6.75%	05/2026	82,267	82,612	3.1	81,856
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(b)(c)	6.75%	05/2026	126	124	—	124
GS Acquisitionco, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(11)	—	(23)
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	14,355	14,548	0.6	14,355
ICIMS, Inc.+~	One stop	L + 6.50%	(c)	7.50%	09/2024	4,501	4,491	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(c)	7.50%	09/2024	2,706	2,687	0.1	2,706
ICIMS, Inc.+	One stop	L + 6.50%	(c)	7.50%	09/2024	88	88	—	88
Impartner, Inc.+	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	2,991	2,964	0.1	3,109
Impartner, Inc.+	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	236	234	—	245
Impartner, Inc.+(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(1)	—	9
Impartner, Inc.+	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Juvare, LLC*	One stop	L + 5.75%	(c)	6.75%	10/2026	7,526	7,451	0.3	7,527
Juvare, LLC+	One stop	L + 5.75%	(c)	6.75%	10/2026	1,737	1,719	0.1	1,737
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	10/2026	—	(26)	—	—
Kaseya Traverse Inc+~	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	38,344	39,004	1.5	38,344
Kaseya Traverse Inc+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	14,013	13,885	0.5	14,013
Kaseya Traverse Inc+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	3,956	3,964	0.2	3,956
Kaseya Traverse Inc+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	2,771	2,569	0.1	2,771
Kaseya Traverse Inc+	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	1,632	1,610	0.1	1,632
Kaseya Traverse Inc+(5)	One stop	L + 6.50%		N/A(6)	05/2025	—	(1)	—	—
Mindbody, Inc.+~	One stop	L + 8.50%	(c)(d)	8.00% cash/1.50% PIK	02/2025	49,337	49,898	1.9	49,396
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	5,530	5,478	0.2	5,536
Mindbody, Inc.+(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	(2)
Ministry Brands Holdings LLC+	One stop	L + 5.50%	(c)	6.25%	12/2028	22,091	21,871	0.8	21,870
Ministry Brands Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	(2)
Ministry Brands Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(6)	—	(6)
Community Brands Parentco LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	2,704	2,689	0.1	2,704
Community Brands Parentco LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	1,427	1,427	0.1	1,427
Community Brands Parentco LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	1,272	1,265	—	1,272
Community Brands Parentco LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	816	821	—	816
Community Brands Parentco LLC+	Senior loan	L + 4.00%	(a)	5.00%	12/2022	373	385	—	373
Namely, Inc.+~	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	3,652	3,538	0.1	3,652
Namely, Inc.+	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	2,074	1,991	0.1	2,074

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Namely, Inc.+	One stop	L + 8.50%	(a)	8.25% cash/2.25% PIK	06/2024	$72	$72	—%	$72
Neo Bidco GMBH+(8)(9)(13)	One stop	E + 6.00%	(h)	6.00%	07/2028	7,729	7,621	0.3	7,437
Neo Bidco GMBH+(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2024	8,473	8,365	0.3	8,473
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(c)	9.50%	10/2025	3,424	3,363	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2024	695	688	—	695
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(c)	9.50%	10/2025	640	636	—	640
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(c)	5.50%	10/2024	505	499	—	505
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(c)(d)	9.50%	10/2025	377	374	—	377
PDI TA Holdings, Inc.+(5)(8)(9)	One stop	SN + 4.50%		N/A(6)	10/2024	—	(1)	—	—
PDI TA Holdings, Inc.+(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Personify, Inc.*#+	One stop	L + 5.25%	(c)	6.25%	09/2024	14,431	14,609	0.6	14,431
Personify, Inc.#	One stop	L + 5.25%	(c)	6.25%	09/2024	8,591	8,526	0.3	8,591
Personify, Inc.+	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(c)	9.00%	03/2027	23,748	23,537	0.9	23,748
Pluralsight, LLC+(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(d)	6.75%	09/2028	4,221	4,180	0.2	4,221
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(8)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	L + 4.75%	(c)	5.75%	05/2027	18,511	18,345	0.7	18,511
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	5.75%	05/2027	637	581	—	637
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.+	One stop	L + 6.00%	(c)	6.75%	11/2027	9,536	9,443	0.4	9,440
QAD, Inc.+(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(5)	—	(5)
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,271	11,273	0.4	11,045
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	4.35%	12/2024	92	91	—	86
Riskonnect Parent, LLC+	One stop	L + 5.50%	(c)	6.25%	12/2028	8,602	8,517	0.3	8,516
Riskonnect Parent, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(4)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(10)	—	(10)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(c)	7.25%	05/2027	4,541	4,501	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
Sontatype, Inc.+	One stop	L + 6.75%	(c)	7.75%	12/2025	851	845	—	851
Sontatype, Inc.+(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.*#~	One stop	L + 6.25%	(c)	7.25%	12/2026	31,596	31,271	1.2	31,596
Spartan Buyer Acquisition Co.+	One stop	L + 6.25%	(c)	7.25%	12/2026	2,008	1,970	0.1	2,008
Spartan Buyer Acquisition Co.+(5)	One stop	L + 6.25%		N/A(6)	12/2026	—	(2)	—	—
Tahoe Bidco B.V. +	One stop	L + 6.00%	(c)	6.75%	09/2028	12,058	11,942	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	L + 5.75%	(c)	6.75%	12/2025	893	880	—	893
Telesoft Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(1)	—	—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	4.35%	12/2024	3,472	3,506	0.1	3,389
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	917	900	—	904
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	431	423	—	425

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	$158	$156	—%	$156
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	139	131	—	131
TI Intermediate Holdings, LLC+(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	(2)
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(c)	7.25%	03/2025	15,364	15,436	0.6	15,368
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	6,946	6,838	0.3	6,948
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	4,213	4,173	0.2	4,214
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(c)	7.25%	03/2025	1,780	1,822	0.1	1,780
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	7.25%	03/2025	1,728	1,766	0.1	1,729
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(c)	7.25%	03/2025	1,684	1,723	0.1	1,685
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	7.25%	03/2025	1,627	1,647	0.1	1,628
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(c)	7.25%	03/2025	1,568	1,604	0.1	1,568
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	7.25%	03/2025	1,462	1,495	0.1	1,463
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(c)	7.25%	03/2025	1,197	1,208	—	1,197
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	7.25%	03/2025	660	674	—	660
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	456	452	—	456
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	441	438	—	442
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	250	248	—	250
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	7.25%	03/2025	63	65	—	64
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(c)	7.25%	03/2025	58	60	—	59
Togetherwork Holdings, LLC+(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.*#+	One stop	L + 6.00%	(c)	7.00%	12/2024	22,112	22,274	0.8	22,112
Trintech, Inc.#+	One stop	L + 6.00%	(c)	7.00%	12/2024	9,169	9,273	0.4	9,169
Trintech, Inc.+	One stop	L + 6.00%	(c)	7.00%	12/2024	100	100	—	100
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	L + 8.05%	(i)	5.30% cash/3.55% PIK	05/2024	8,241	8,327	0.3	7,428
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	L + 8.05%	(i)	5.30% cash/3.55% PIK	05/2024	138	138	—	122
Vendavo, Inc.*#+	One stop	L + 5.75%	(c)	6.75%	09/2027	19,760	19,595	0.8	19,760
Vendavo, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1)	—	—
Workforce Software, LLC+~	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	07/2025	27,544	28,004	1.1	27,544
Workforce Software, LLC+	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	07/2025	4,862	4,821	0.2	4,862
Workforce Software, LLC+	One stop	L + 6.50%	(c)	7.50%	07/2025	176	175	—	176
						1,109,632	1,104,811	42.5	1,108,525

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	(a)	7.75%	06/2023	$21,921	$21,972	0.9%	$21,921
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)	7.75%	06/2023	1,431	1,425	0.1	1,431
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)(c)(f)	8.00%	06/2023	63	62	—	63
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%	(d)	6.75%	05/2028	11,655	11,442	0.5	11,335
Consilio Midco Limited+(8)(9)(10)	One stop	E + 6.25%	(g)	6.25%	05/2028	9,723	9,627	0.4	9,654
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%	(c)	6.75%	05/2028	2,180	2,140	0.1	2,120
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%	(c)	6.75%	05/2028	741	721	0.1	721
Consilio Midco Limited+(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited+(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(13)	—	(40)
Consilio Midco Limited+(5)(8)(9)(10)	One stop	E + 6.25%		N/A(6)	05/2028	—	(2)	—	(2)
Consilio Midco Limited+(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Cycle Gear, Inc.*#+	One stop	L + 5.25%	(c)	6.25%	01/2026	49,073	48,955	1.9	49,073
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	20,821	20,696	0.8	20,821
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	4,803	4,765	0.2	4,803
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	4,180	4,147	0.2	4,180
Imperial Optical Midco Inc.+~	One stop	L + 6.25%	(a)	7.25%	08/2023	3,618	3,644	0.2	3,618
Imperial Optical Midco Inc.*+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,820	2,809	0.1	2,820
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,784	2,762	0.1	2,784
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,255	2,237	0.1	2,255
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,073	2,057	0.1	2,073
Imperial Optical Midco Inc.#+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,917	1,944	0.1	1,917
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,666	1,653	0.1	1,666
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,465	1,454	0.1	1,465
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,446	1,435	0.1	1,446
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,379	1,368	0.1	1,379
Imperial Optical Midco Inc.#+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,248	1,266	—	1,248
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,154	1,145	0.1	1,154
Imperial Optical Midco Inc.*+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,136	1,152	0.1	1,136
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	974	967	—	974
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	886	879	—	886
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	665	659	—	665
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	637	632	—	637
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	503	499	—	503
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	490	486	—	490
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	463	454	—	463
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	453	449	—	453
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	449	445	—	449
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	445	442	—	445
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	418	414	—	418
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	417	413	—	417
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	413	409	—	413
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	389	386	—	389
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	383	380	—	383
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	360	357	—	360
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	355	352	—	355
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	330	328	—	330
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	316	314	—	316
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$286	$284	—%	$286
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	279	274	—	279
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	274	272	—	274
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	271	269	—	271
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	259	257	—	259
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	259	257	—	259
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	240	239	—	240
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	220	219	—	220
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	197	195	—	197
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	195	193	—	195
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	193	191	—	193
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	190	189	—	190
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	180	179	—	180
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	169	167	—	169
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	166	165	—	166
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	162	161	—	162
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	160	158	—	160
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	154	153	—	154
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	153	152	—	153
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	144	143	—	144
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	139	138	—	139
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	134	133	—	134
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	130	129	—	130
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	128	127	—	128
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	115	114	—	115
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	115	114	—	115
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	115	114	—	115
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	110	109	—	110
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	107	106	—	107
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	106	105	—	106
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(c)	7.25%	08/2023	106	105	—	106
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	105	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	100	99	—	100
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	96	96	—	96
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	86	86	—	86
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	83	83	—	83
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	80	79	—	80
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	76	76	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	76	75	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)(c)	7.25%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	72	71	—	72
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	65	65	—	65
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	64	63	—	64

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$63	$63	—%	$63
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	62	61	—	62
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	61	60	—	61
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	60	59	—	60
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	53	52	—	53
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	36	35	—	36
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	26	25	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	20	19	—	20
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	18	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	15	14	—	15
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	14	13	—	14
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	12	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$7	$7	—%	$7
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	3	3	—	3
Imperial Optical Midco Inc.+(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(45)	—	—
Imperial Optical Midco Inc.+(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(112)	—	—
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	C + 5.75%	(l)	6.75%	11/2024	17,759	17,970	0.7	18,485
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	12,207	12,374	0.5	12,198
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 6.00%	(l)	7.00%	11/2024	5,194	5,155	0.3	5,450
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	4,251	4,302	0.2	4,248
Jet Equipment & Tools Ltd.+(8)(12)	One stop	L + 5.75%	(a)	6.75%	11/2024	1,562	1,553	0.1	1,560
Jet Equipment & Tools Ltd.+(8)(12)	One stop	L + 5.75%	(a)(f)	6.91%	11/2024	181	181	—	181
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 5.75%	(l)(q)	6.78%	11/2024	87	87	—	87
PetPeople Enterprises, LLC#	One stop	L + 5.00%	(c)	6.00%	09/2023	5,227	5,255	0.2	5,227
PetPeople Enterprises, LLC#+	One stop	L + 5.00%	(c)	6.00%	09/2023	1,774	1,791	0.1	1,774
PetPeople Enterprises, LLC+	One stop	L + 5.00%	(c)	6.00%	09/2023	20	21	—	20
PPV Intermediate Holdings II, LLC#+	One stop	L + 6.50%	(a)	7.50%	05/2023	4,858	4,858	0.2	4,858
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	2,476	2,458	0.1	2,476
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	1,152	1,144	—	1,152
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	1,062	1,055	—	1,062
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	1,024	1,017	—	1,024
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	997	997	—	997
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	922	915	—	922
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	772	766	—	772
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	768	762	—	768
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	730	724	—	730
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	596	596	—	596
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	525	521	—	525
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	429	420	—	429
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	224	222	—	224
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	222	221	—	222
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	165	163	—	165
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	165	164	—	165
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	150	149	—	150
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	142	141	—	142
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	140	139	—	140
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	138	137	—	138
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	128	127	—	128
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	98	97	—	98
PPV Intermediate Holdings II, LLC+	One stop	P + 5.50%	(f)	8.75%	05/2023	92	91	—	92
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	80	79	—	80
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(e)	7.50%	05/2023	40	40	—	40
PPV Intermediate Holdings II, LLC+	One stop	N/A		7.90% PIK	05/2023	26	26	—	26
PPV Intermediate Holdings II, LLC+(5)	One stop	L + 6.50%		N/A(6)	05/2023	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 4.75%	(c)	5.75%	10/2024	7,221	7,231	0.3	7,221

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L + 4.75%	(c)	5.75%	10/2024	$1,687	$1,726	0.1%	$1,687
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	L + 4.75%	(c)	5.75%	10/2024	40	40	—	40
Titan Fitness, LLC*#+	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	30,524	30,761	1.1	28,073
Titan Fitness, LLC+	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	1,903	1,889	0.1	1,751
Titan Fitness, LLC+	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	482	480	—	442
Vermont Aus Pty Ltd+~(8)(9)(11)	Senior loan	A + 4.75%	(k)	4.87%	02/2025	2,144	2,160	0.1	2,276
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	A + 4.00%	(k)	4.12%	02/2025	984	970	0.1	906
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	A + 4.75%	(k)	4.87%	02/2025	79	79	—	92
						280,365	279,974	10.7	278,242

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L + 6.00%	(c)	7.00%	03/2023	$22,179	$22,240	0.9%	$22,179
Agility Recovery Solutions Inc.+	One stop	L + 6.00%	(c)	7.00%	03/2023	902	901	—	902
						23,081	23,141	0.9	23,081
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	1,954	1,929	0.1	1,954
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	974	961	0.1	974
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	6.50%	03/2028	855	845	—	856
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(1)	—	—
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	9,927	9,781	0.3	7,941
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	3,991	3,932	0.2	3,192
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	2,054	2,024	0.1	1,642
Elite Sportswear, L.P.*+	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	681	671	—	545
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	312	307	—	250
Elite Sportswear, L.P.*+	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	298	294	—	239
Elite Sportswear, L.P.+(5)	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	102	86	—	(112)
Elite Sportswear, L.P.+(5)	Senior loan	L + 7.75%	(c)	7.25% cash/1.50% PIK	09/2025	3	3	—	(4)
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	10,450	10,361	0.4	10,475
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	6,554	6,500	0.3	6,570
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)	6.50%	11/2023	1,014	998	—	1,017
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	912	905	—	914
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)(d)	6.50%	11/2023	640	636	—	642
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(d)	6.50%	11/2023	2	2	—	2
SHO Holding I Corporation+~	Senior loan	L + 5.25%	(c)	6.25%	04/2024	3,992	3,988	0.1	3,793
SHO Holding I Corporation+~	Senior loan	L + 5.23%	(c)	6.23%	04/2024	67	67	—	63
SHO Holding I Corporation+	Senior loan	L + 5.00%	(c)	6.00%	04/2024	58	58	—	54
SHO Holding I Corporation+	Senior loan	L + 4.00%		N/A(6)	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 4.00%	(c)	5.00%	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 5.23%	(c)	6.23%	04/2024	—	—	—	—
						44,840	44,347	1.6	41,007
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(c)	6.25%	06/2028	19,263	18,906	0.8	19,215
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(c)	6.25%	06/2028	459	451	—	458
						19,722	19,357	0.8	19,673
Water Utilities
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	06/2027	17,136	16,980	0.7	17,136
S.J. Electro Systems, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	—
S.J. Electro Systems, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	—
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(c)	5.50%	11/2026	338	302	—	338
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(c)	5.50%	11/2026	209	207	—	209
Vessco Midco Holdings, LLC+	Senior loan	P + 3.50%	(f)	6.75%	10/2026	1	1	—	1
						17,684	17,486	0.7	17,684
Total non-controlled/non-affiliate company debt investments						$4,914,180	$4,872,025	185.4%	$4,834,485

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost		Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace and Defense
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	2	$1,506		0.1%	$1,109
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	256		—	521
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	128		—	303
Tronair Parent, Inc.+	LLC units	N/A	N/A	N/A	—	40		—	38
Whitcraft LLC+	Common Stock	N/A	N/A	N/A	11	2,285		0.1	2,802
						4,215		0.2	4,773
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A	N/A	5	314		—	269

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A	N/A	1	730		—	738
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	323		—	584
POY Holdings, LLC+	LLC units	N/A	N/A	N/A	141	141		—	141
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	508		0.1	925
						1,702		0.1	2,388
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A	N/A	177	1,769		0.1	1,769

Building Products
BECO Holding Company, Inc.+	Preferred stock	N/A	N/A	N/A	10	951		—	999
BECO Holding Company, Inc.+	LP Interest	N/A	N/A	N/A	2	196		—	196
						1,147	1147	—	1,195
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A	N/A	2	1,960		0.1	2,017
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124		—	226
						2,084	2084	0.1	2,243
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A	N/A	540	540		—	568
Amarok LLC+	Common Stock	N/A	N/A	N/A	855	855		—	855
Hydraulic Authority III Limited+(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384		—	531
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43		—	354
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	359	359		—	370
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A	N/A	1	767		0.1	767
						2,948		0.1	3,445
Diversified Consumer Services
CHHJ Franchising, LLC+(17)	LLC units	N/A	N/A	N/A	19	193		—	253
EMS LINQ, LLC+	LP Interest	N/A	N/A	N/A	525	525		—	525
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12		—	1
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434		0.1	784
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	969		—	199
Spear Education, LLC+	LLC interest	N/A	N/A	N/A	—	7		—	33
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1		—	99
						2,141		0.1	1,894

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments & Components
Electrical Source Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	$—	—	$29
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	257
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	160
Inventus Power, Inc.+	LP Interest	N/A	N/A	N/A	—	20	—	40
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	486
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$611
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	0.1	964
Captain D's, LLC+	LLC interest	N/A	N/A	N/A	158	156	0.1	764
Feeders Supply Company, LLC+(17)	Preferred stock	N/A	N/A	N/A	4	400	—	551
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	126
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,725
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	31	373	—	95
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	25
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	714
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	558
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	—	698
Zenput Inc.+	Preferred stock	N/A	N/A	N/A	146	409	—	469
						4,568	0.3	7,571
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	125
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	602
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	3	325	—	319
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	328
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	192
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	428
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	926	0.3	5,828
						2,383	0.3	7,822
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	112
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	155
CCSL Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	312	—	278
CMI Parent Inc.+(17)	Common Stock	N/A	N/A	N/A	—	132	—	161
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	133
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	111
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	36
Lombart Brothers, Inc.+	Common Stock	N/A	N/A	N/A	1	440	—	196
						5,638	—	1,182

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$322
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.2	3,931
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	2,208
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	1,119	0.1	1,426
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A	N/A	104	104	—	165
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A	N/A	429	327	0.1	1,000
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,618	0.1	2,282
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	336
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	648	—	821
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	61	—	57
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A	N/A	26	272	—	12
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	27
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	11	—	19
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	177	199	—	251
Midwest Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	1	795	—	831
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	427
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	36
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A	N/A	412	335	—	452
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	283
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	296	—	379
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A	N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	—	528	—	696
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	4	74	0.1	680
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	79
Radiology Partners, Inc.+	LLC interest	N/A	N/A	N/A	43	55	—	314
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	97
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A	N/A	—	40	—	121
Suveto Buyer, LLC+	Common Stock	N/A	N/A	N/A	6	562	—	599
						12,814	0.7	17,851

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	12	$11,807	0.5%	$12,405
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	2,734	0.2	3,685
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,427	0.1	1,646
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	—	963
Symplr Software, Inc.+	LLC units	N/A	N/A	N/A	—	161	—	183
Symplr Software, Inc.+	Common Stock	N/A	N/A	N/A	177	—	—	852
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	154	193	—	289
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A	N/A	—	288	—	362
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A	N/A	—	—	—	1
Kareo, Inc.+	Warrant	N/A	N/A	N/A	75	394	—	411
Kareo, Inc.+	Warrant	N/A	N/A	N/A	53	162	—	80
Kareo, Inc.+	Preferred stock	N/A	N/A	N/A	1	8	—	17
						18,054	0.8	20,894
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A	N/A	N/A	206	206	—	311
Harri US LLC+	Preferred stock	N/A	N/A	N/A	71	455	—	455
Harri US LLC+	Warrant	N/A	N/A	N/A	18	106	—	115
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	2,128
SSRG Holdings, LLC+	LP Interest	N/A	N/A	N/A	6	61	—	74
Tropical Smoothie Cafe Holdings, LLC+(17)	LP Interest	N/A	N/A	N/A	5	477	0.1	931
						2,017	0.2	4,014

Household Durables
Groundworks LLC+	LLC interest	N/A	N/A	N/A	—	155	—	437

Insurance
Captive Resources Midco, LLC+(17)	LLC units	N/A	N/A	N/A	425	—	—	293
Majesco+	LP Interest	N/A	N/A	N/A	—	307	—	341
Majesco+	LP Interest	N/A	N/A	N/A	69	—	—	199
Orchid Underwriters Agency, LLC+	LP Interest	N/A	N/A	N/A	95	106	—	108
						413	—	941

Internet and Catalog Retail
Revalize, Inc. +	Preferred stock	N/A	N/A	N/A	17	17,025	0.7	17,456
Revalize, Inc. +	Preferred stock	N/A	N/A	N/A	10	10,219	0.4	10,478
						27,244	1.1	27,934

IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	1,994	0.1	2,206
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	587	462	0.2	4,894
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	—	1,284
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	35	291	—	297
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	0.1	1,565
Episerver, Inc.+	Common Stock	N/A	N/A	N/A	75	807	0.1	1,081
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	192	1,103	—	1,163
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A	N/A	37	367	—	423

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services - (continued)
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A	N/A	N/A	13	$13	—%	$20
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	178
						5,965	0.5	13,111
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	0.1	1,223
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	67	117	—	125
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	46	80	—	86
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	38	65	—	70
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	33	58	—	62
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	15	24	—	26
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	2	2	—	2
						556	0.1	1,594
Life Sciences Tools & Services
PAS Parent Inc.+	LP Interest	N/A	N/A	N/A	9	933	—	933

Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	0.1	1,199
W3 Co.+	Preferred stock	N/A	N/A	N/A	—	224	—	199
						1,856	0.1	1,398

Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A	N/A	3	288	—	288

Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP Interest	N/A	N/A	N/A	502	502	0.1	1,081
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	8	7,679	0.3	8,130
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	—	168	—	168
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A	N/A	2	2	—	2
						8,351	0.4	9,381

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+(17)	LLC interest	N/A	N/A	N/A	—	$216	—%	$303
DISA Holdings Acquisition Subsidiary Corp.+	Common Stock	N/A	N/A	N/A	—	154	—	393
Net Health Acquisition Corp.+	LP Interest	N/A	N/A	N/A	13	1,509	0.1	1,855
Procure Acquireco, Inc.+	LP Interest	N/A	N/A	N/A	—	486	—	486
Vitalyst, LLC+	Preferred stock	N/A	N/A	N/A	—	61	—	90
Vitalyst, LLC+	Common Stock	N/A	N/A	N/A	1	7	—	—
						2,433	0.1	3,127
Real Estate Management & Development
Property Brands, Inc.+	Common Stock	N/A	N/A	N/A	62	434	—	461

Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A	N/A	N/A	408	447	—	592

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.+	LLC interest	N/A	N/A	N/A	670	$418	—%	$331
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,000	—	1,113
Aras Corporation+	LP Interest	N/A	N/A	N/A	306	306	—	389
Astute Holdings, Inc. +	LP Interest	N/A	N/A	N/A	—	293	—	652
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A	N/A	N/A	26	256	—	276
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A	N/A	4,095	4,095	0.2	4,095
Calabrio, Inc. +	LP Interest	N/A	N/A	N/A	1	769	—	819
Calabrio, Inc. +	LP Interest	N/A	N/A	N/A	96	0	—	170
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	149	1,663	0.1	1,663
Cloudbees, Inc.+	Warrant	N/A	N/A	N/A	131	247	0.1	1,166
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	71	466	—	772
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.7	18,465
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	415	912	0.1	2,803
Everbridge, Inc.+(8)(18)	Common Stock	N/A	N/A	N/A	4	444	—	227
FirstUp, Inc+	Common Stock	N/A	N/A	N/A	221	541	—	561
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	26	25,344	1.0	27,048
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,532	0.1	1,583
GS Acquisitionco, Inc.+	LP Interest	N/A	N/A	N/A	1	170	—	1,124
Impartner, Inc.+	Preferred stock	N/A	N/A	N/A	28	226	—	226
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	201
Ministry Brands Holdings LLC+	LP Interest	N/A	N/A	N/A	438	438	—	438
mParticle, Inc.+	Preferred stock	N/A	N/A	N/A	162	1,060	0.1	1,132
mParticle, Inc.+	Warrant	N/A	N/A	N/A	69	16	—	409
Namely, Inc.+	Warrant	N/A	N/A	N/A	47	314	—	336
Namely, Inc.+	Warrant	N/A	N/A	N/A	17	28	—	21
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A	N/A	4	9	—	24
Personify, Inc.+	LP Interest	N/A	N/A	N/A	716	942	0.1	1,438
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	—	964	0.1	1,296
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	329	0.1	1,171
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	184	—	271
QAD, Inc.+	Preferred stock	N/A	N/A	N/A	—	125	—	125
RegEd Aquireco, LLC+	LP Interest	N/A	N/A	N/A	—	331	—	192
RegEd Aquireco, LLC+	LP Interest	N/A	N/A	N/A	3	21	—	—
Riskonnect Parent, LLC+	LP Interest	N/A	N/A	N/A	857	858	—	858
SnapLogic, Inc.+	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,438
SnapLogic, Inc.+	Warrant	N/A	N/A	N/A	106	75	—	394
Spartan Buyer Acquisition Co.+	Common Stock	N/A	N/A	N/A	1	623	—	755
Telesoft Holdings LLC+	LP Interest	N/A	N/A	N/A	6	6	—	6
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	973	0.1	1,220
						63,523	2.9	75,208

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A	N/A	10	1,287	0.1	1,532
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	—	927
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	150
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	55
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,172
Pet Holdings ULC+(8)(12)	LP Interest	N/A	N/A	N/A	677	450	0.1	1,731
PPV Intermediate Holdings II, LLC+	LLC interest	N/A	N/A	N/A	325	315	—	852
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,315
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	287
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,211
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	—	1,047
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,274
						10,267	0.8	19,553

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	614

Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	LLC interest	N/A	N/A	N/A	—	165	—	3
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A	N/A	20	239	—	348
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	—
MakerSights, Inc. +	Preferred stock	N/A	N/A	N/A	40	218	—	244
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	156
						783	—	751

Total non-controlled/non-affiliate company equity investments						$186,526	9.0%	$234,119

Total non-controlled/non-affiliate company investments					$4,914,180	$5,058,551	194.4%	$5,068,604

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(19)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(a)	6.75%	04/2024	$5,996	$6,003	0.3%	$5,996
Abita Brewing Co., L.L.C.+	Second lien	L + 8.00%	(c)	9.00%	04/2024	3,476	3,465	0.1	3,476
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%		N/A(6)	04/2024	—	—	—	—
						9,472	9,468	0.4	9,472
Consumer Finance
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	3,165	2,065	0.1	2,268
Paradigm DKD Group, LLC+(5)(7)	Senior loan	L + 6.25%	(c)	7.50%	05/2022	—	(142)	—	5
						3,165	1,923	0.1	2,273
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	4,709	4,074	0.2	3,622
Sloan Company, Inc., The+	One stop	L + 8.50%	(c)	9.50%	04/2023	1,130	1,130	—	1,130
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	9.50%	04/2023	312	271	—	240
						6,151	5,475	0.2	4,992
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	3,691	3,693	0.1	2,214
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	678	678	—	194
						4,369	4,371	0.1	2,408
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L + 8.00%	(c)	9.25%	12/2024	12,928	12,671	0.5	12,928
Rubio's Restaurants, Inc.+(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(15)	—	—
						12,928	12,656	0.5	12,928
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	L + 5.25%	(c)	6.25%	06/2023	11,196	11,253	0.4	10,972
Elite Dental Partners LLC+	One stop	L + 5.25%	(c)	6.25%	06/2023	1,006	1,006	—	1,006
Elite Dental Partners LLC+	One stop	L + 12.00%	(c)	13.00% PIK	06/2023	812	812	—	812
						13,014	13,071	0.4	12,790
Software
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	6,263	6,164	0.2	4,635
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	522	515	—	387
Switchfly LLC+	One stop	L + 5.00%	(c)	6.00%	10/2023	40	39	—	30
Switchfly LLC+(5)	One stop	L + 8.50%	(c)	9.50%	10/2023	2	2	—	(21)
						6,827	6,720	0.2	5,031
Total non-controlled/affiliate debt investments						$55,926	$53,684	1.9%	$49,894

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	0.1%	$2,559

Consumer Finance
Paradigm DKD Group, LLC	LLC units	N/A	N/A	N/A	354	115	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	2,004	—	—	—
						115	—	—
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common Stock	N/A	N/A	N/A	—	42	—	3

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,625
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	886	182	0.1	818
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	536	110	—	495
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	34
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	52	3	—	20
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.2	3,992

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.1	3,548
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	0.1	1,252
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						4,152	0.2	4,800
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	3,419	2,321	—	1,280

Total non-controlled/affiliate equity investments						$9,207	0.5%	$12,634

Total non-controlled/affiliate investments					$55,926	$62,891	2.4%	$62,528

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(20)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,526	$19,634	0.5 ~~%~~	$14,046
MMan Acquisition Co.+	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,588	1,588	0.1	1,588
						24,114	21,222	0.6	15,634

Total controlled affiliate debt investments						$24,114	$21,222	0.6%	$15,634

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A		N/A	N/A	—	$927	— ~~%~~	$—

Total controlled affiliate equity investments							$927	—%	$—

Total controlled affiliate investments						$24,114	$22,149	0.6%	$15,634

Total investments						$4,994,220	$5,143,591	197.4%	$5,146,766

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.00%(21)			$61,408	2.4%	$61,408
Total money market funds							$61,408	2.4%	$61,408
Total Investments and Money Market Funds							$5,204,999	199.8%	$5,208,174

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2021, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2021, as the loan may have priced or repriced based on an index rate prior to December 31, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.10% as of December 31, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.15% as of December 31, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.21% as of December 31, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.34% as of December 31, 2021.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.58% as of December 31, 2021.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of December 31, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.58% as of December 31, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.56% as of December 31, 2021.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.26% as of December 31, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.47% as of December 31, 2021.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.12% as of December 31, 2021.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers’ Acceptance Rate, which was 0.45% as of December 31, 2021.
(m) Denotes that all or a portion of the loan was indexed to the 60-day Canadian Bankers’ Acceptance Rate, which was 0.48% as of December 31, 2021.
(n) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers’ Acceptance Rate, which was 0.52% as of December 31, 2021.
(o) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.19% as of December 31, 2021.
(p) Denotes that all or a portion of the loan was indexed to SOFR, which was 0.05% as of December 31, 2021.
(q) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 2.45% as of December 31, 2021.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2021.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless noted otherwise. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of December 31, 2021, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, total non-qualifying assets at fair value represented 10.6% of the Company's total assets calculated in accordance with the 1940 Act.
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
December 31, 2021
(In thousands)
(15) Equity investments are non-income producing securities unless otherwise noted.
(16) Ownership of certain equity investments occurs through a holding company or partnership.
(17) The Company holds an equity investment that entitles it to receive preferential dividends.
(18) The fair value of this investment was valued using Level 1 inputs. See Note 6. Fair Value Measurements.
(19)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of December 31, 2021	Interest, dividend and fee income
Abita Brewing Co. LLC	$10,050	$155	$—	$1,826	$—	$12,031	$183
Benetech, Inc.	2,399	104	(122)	27	—	2,408	87
Elite Dental Partners LLC	16,952	1,109	(7)	(464)	—	17,590	196
Paradigm DKD Group, LLC	2,627	71	(91)	(334)	—	2,273	12
Rubio's Restaurants, Inc	17,559	1	(10)	(630)	—	16,920	333
Sloan Company, Inc., The	5,162	568	(152)	(583)	—	4,995	21
Switchfly LLC	6,168	616	(498)	25	—	6,311	178
Uinta Brewing Company	462	22	(498)	1,040	(1,026)	—	7
Total Non-Controlled Affiliates	$61,379	$2,646	$(1,378)	$907	$(1,026)	$62,528	$1,017

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
(20)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of December 31, 2021	Interest, dividend and fee income
MMan Acquisition Co.	$18,237	$791	$(700)	$(2,694)	$—	$15,634	$2
Total Controlled Affiliates	$18,237	$791	$(700)	$(2,694)	$—	$15,634	$2

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(21)The rate shown is the annualized seven-day yield as of December 31, 2021.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Media
Triple Lift, Inc.+	One stop	L + 5.75%	(c)	6.50%	05/2028	$5,397	$5,296	0.2%	$5,397
Triple Lift, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	—
						5,397	5,295	0.2	5,397
Multiline Retail
Mills Fleet Farm Group LLC*#+~	One stop	L + 6.25%	(a)	7.25%	10/2024	46,470	46,382	1.8	46,470

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+~(8)(12)	One stop	L + 6.75%	(c)	7.75%	05/2025	20,629	20,741	0.8	20,629
3ES Innovation, Inc.+(5)(8)(12)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.33%	07/2025	37,452	37,830	1.4	37,381
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.58%	07/2025	17,167	16,827	0.7	17,283
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(2)
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC*#+	One stop	L + 6.00%	(c)	7.00%	05/2026	15,622	15,744	0.6	15,622
Project Power Buyer, LLC+(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(1)	—	—
						90,870	91,137	3.5	90,912
Paper & Forest Products
Messenger, LLC#~	One stop	L + 5.50%	(a)(f)	6.50%	08/2023	8,921	8,970	0.3	8,921
Messenger, LLC+	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
						8,921	8,970	0.3	8,921
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	30,667	30,960	1.1	28,213
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(c)	8.75%	04/2024	5,238	5,287	0.2	4,819
IMPLUS Footwear, LLC*+	One stop	L + 7.75%	(c)	8.75%	04/2024	755	772	—	695
						36,660	37,019	1.3	33,727

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
Non-controlled/affiliate company investments(19)
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(20)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,527	$19,663	0.6 ~~%~~	$16,436
MMan Acquisition Co.+	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,468	1,468	0.1	1,468
						23,995	21,131	0.7	17,904

Total controlled affiliate debt investments						$23,995	$21,131	0.7%	$17,904

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A		N/A	N/A	—	$927	—	$333
							927	—	333

Total controlled affiliate equity investments							$927	—%	$333

Total controlled affiliate investments						$23,995	$22,058	0.7%	$18,237

Total investments						$4,795,665	$4,895,397	189.5%	$4,894,886

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.00%(21)			$38,317	1.5%	$38,317
Total money market funds							$38,317	1.5%	$38,317
Total Investments and Money Market Funds							$4,933,714	191.0%	$4,933,203
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR, Prime, SONIA, AUD, CDOR, or SOFR, which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2021, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2021, as the loan may have priced or repriced based on an index rate prior to September 30, 2021.
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
(l) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers’ Acceptance Rate, which was 0.43% as of September 30, 2021.
(m) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers’ Acceptance Rate, which was 0.45% as of September 30, 2021.
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
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, total non-qualifying assets at fair value represented 10.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)The Company holds an equity investment that entitles it to receive preferential dividends.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)
(18)Transactions related to investments in non-controlled affiliates for the year ended September 30, 2021 were as follows:

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

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(c)	During the three months ended September 31, 2021, the Company’s ownership increased to over five percent of the portfolio company's voting securities.
(d)	During the three months ended December 31, 2020, the Company’s ownership increased to over five percent of the portfolio company's voting securities.
(19) Transactions related to investments in controlled affiliates for the year ended September 30, 2021 were as follows:

Portfolio Company	Fair value as of September 30, 2020	Gross Additions(q)	Gross Reductions(r)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2021	Interest, dividend and fee income
MMan Acquisition Co.(s)	$18,736	$5,023	$(5,023)	$(499)	$—	$18,237	$(12)
Total Controlled Affiliates	$18,736	$5,023	$(5,023)	$(499)	$—	$18,237	$(12)

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Investment Advisory Agreement (defined below in Note 3) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”), Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GCIC Funding II LLC (“GCIC Funding II”), Senior Loan Fund LLC, Senior Loan Fund II LLC, GCIC Senior Loan Fund LLC and GCIC Senior Loan Fund II LLC and, prior to its dissolution on August 26, 2021, Golub Capital BDC CLO 4 LLC (“2020 Issuer”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2021 and 2020, interest income included $7,735 and $4,606, respectively, of accretion of discounts. For the three months ended December 31, 2021 and 2020, the Company received loan origination fees of $11,212 and $8,665, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2021 and 2020, the Company capitalized PIK interest of $3,473 and $4,725, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2021 and 2020, fee income included $692 and $721, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2021 and 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $79,990 and $73,973, respectively.

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

For the three months ended December 31, 2021 and 2020, the Company recorded dividend income of $317 and $160, respectively, and return of capital distributions of $130 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $42,302 and $46,104 as of December 31, 2021 and September 30, 2021, respectively.

Purchase accounting: On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “Merger”). The Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2021 and 2020, was $7,095 and $9,230, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was accrued or paid for the three months ended December 31, 2021 and 2020.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2021. The Company's tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2021 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Prior to August 6, 2019, the Program permitted up to $75,000 in repurchases. The Company did not make any repurchases of its common stock during each of the three months ended December 31, 2021 and 2020.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2021 and 2020, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2021 and September 30, 2021, the Company had deferred debt issuance costs of $22,404 and $17,850, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2021 and 2020, was $1,667 and $1,204, respectively.

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

The Investment Adviser served as collateral manager under the 2020 Collateral Management Agreement (as defined in Note 7) and serves as collateral manager under the 2018 Collateral Management Agreement (as defined in Note 7) and the GCIC 2018 Collateral Management Agreement (as defined in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.

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

For the three months ended December 31, 2021 and 2020, the Income Incentive Fee incurred was $2,929 and $2,004, respectively.

The Investment Advisory Agreement excludes the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC common stock in the Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.
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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2021, the Company accrued a capital gain incentive fee of $452. For the three months ended December 31, 2020, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2021, there was a cumulative accrual of $452 for capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2021, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of December 31, 2021 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,818 and $1,769 as of December 31, 2021 and September 30, 2021, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2021 and 2020 were $2,521 and $1,627, respectively.

As of December 31, 2021 and September 30, 2021, included in accounts payable and other liabilities were $1,865 and $2,523, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2021 and September 30, 2021 permits the Company to borrow a maximum of $100,000 and expires on June 21, 2022. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

On October 2, 2020, an affiliate of the Investment Adviser (the “Affiliate”) purchased $40,000 principal of the Company’s 2024 Unsecured Notes (defined in Note 7) and on October 9, 2020, the Affiliate sold $15,000 principal of its position to an unaffiliated party. On May 21, 2021, the Affiliate sold the remaining $25,000 principal of the Company’s 2024 Unsecured Notes to an unaffiliated party.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of December 31, 2021 and September 30, 2021 consisted of the following:

	As of December 31, 2021			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$648,629	$634,222	$620,168	$816,316	$803,520	$784,805
One stop	4,301,066	4,268,792	4,235,533	3,936,606	3,913,331	3,882,314
Second lien	43,537	42,949	43,339	42,571	41,946	41,857
Subordinated debt	988	968	973	172	171	172
Equity	N/A	196,660	246,753	N/A	136,429	185,738
Total	$4,994,220	$5,143,591	$5,146,766	$4,795,665	$4,895,397	$4,894,886

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

	As of December 31, 2021		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$836,371	16.3%	$836,031	17.1%
Midwest	939,085	18.3	963,963	19.7
West	979,854	19.0	914,227	18.7
Southeast	1,092,846	21.2	1,054,070	21.5
Southwest	399,971	7.8	319,831	6.5
Northeast	413,395	8.0	387,030	7.9
Canada	196,415	3.8	171,126	3.5
United Kingdom	212,600	4.1	187,664	3.8
Australia	3,209	0.1	3,291	0.1
Luxembourg	8,587	0.2	8,584	0.2
Netherlands	61,258	1.2	49,580	1.0
Total	$5,143,591	100.0%	$4,895,397	100.0%

Fair Value:
United States
Mid-Atlantic	$824,331	16.0%	$824,447	16.8%
Midwest	938,181	18.2	964,658	19.7
West	989,354	19.2	922,289	18.8
Southeast	1,096,091	21.3	1,054,839	21.6
Southwest	401,528	7.8	318,892	6.5
Northeast	409,817	8.0	386,780	7.9
Canada	200,568	3.9	175,969	3.6
United Kingdom	213,521	4.1	185,591	3.8
Australia	3,274	0.1	3,333	0.1
Luxembourg	8,370	0.2	8,508	0.2
Netherlands	61,731	1.2	49,580	1.0
Total	$5,146,766	100.0%	$4,894,886	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2021 and September 30, 2021 were as follows:

	As of December 31, 2021			As of September 30, 2021
Amortized Cost:
Aerospace and Defense	$115,681	2.2%		$114,075	2.3%
Airlines	966	0.0	*	967	0.0	*
Auto Components	33,383	0.6		32,334	0.7
Automobiles	246,597	4.8		139,501	2.9
Beverages	60,078	1.2		61,557	1.3
Biotechnology	1,769	0.0	*	23,968	0.5
Building Products	16,995	0.3		9,395	0.2
Chemicals	87,780	1.7		64,363	1.3
Commercial Services and Supplies	152,794	3.0		98,529	2.0
Communications Equipment	11,390	0.2		11,382	0.2
Construction & Engineering	—	—		49,060	1.0
Consumer Finance	2,038	0.0	*	2,057	0.0	*
Containers and Packaging	28,644	0.6		10,407	0.2
Distributors	6,173	0.1		6,189	0.1
Diversified Consumer Services	169,937	3.3		138,358	2.8
Diversified Financial Services	26,330	0.5		16,345	0.3
Diversified Telecommunication Services	1,614	0.0	*	1,616	0.0	*
Electronic Equipment, Instruments and Components	145,138	2.8		124,995	2.6
Energy Equipment and Services	4,371	0.1		4,388	0.1
Food and Staples Retailing	104,988	2.1		124,003	2.5
Food Products	114,027	2.2		112,773	2.3
Healthcare Equipment and Supplies	161,511	3.2		162,211	3.3
Healthcare Providers and Services	474,085	9.2		552,202	11.3
Health Care Technology	166,336	3.2		147,269	3.0
Hotels, Restaurants and Leisure	124,474	2.4		174,667	3.6
Household Durables	8,887	0.2		5,338	0.1
Household Products	5,172	0.1		5,199	0.1
Industrial Conglomerates	18,523	0.4		18,403	0.4
Insurance	273,875	5.3		232,137	4.7
Internet and Catalog Retail	60,059	1.2		30,836	0.6
IT Services	287,211	5.6		298,383	6.1
Leisure Products	11,890	0.2		11,869	0.2
Life Sciences Tools & Services	35,025	0.7		56,285	1.2
Machinery	34,625	0.7		32,374	0.7
Marine	16,720	0.3		16,729	0.3
Media	5,285	0.1		5,295	0.1
Multiline Retail	46,389	1.0		46,382	1.0
Oil, Gas and Consumable Fuels	92,742	1.8		92,993	1.9
Paper and Forest Products	9,067	0.2		8,970	0.2
Personal Products	36,895	0.7		37,019	0.8
Pharmaceuticals	125,274	2.4		106,859	2.2
Professional Services	111,426	2.2		104,427	2.1
Real Estate Management and Development	97,173	1.9		97,205	2.0
Road and Rail	36,920	0.7		37,012	0.8
Software	1,177,375	22.9		1,077,321	22.0
Specialty Retail	290,241	5.6		286,417	5.9
Technology Hardware, Storage and Peripherals	23,745	0.5		23,815	0.5
Textiles, Apparel and Luxury Goods	45,130	0.9		45,092	0.9
Trading Companies and Distributors	19,357	0.4		18,936	0.4
Water Utilities	17,486	0.3		17,490	0.4
Total	$5,143,591	100.0%		$4,895,397	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2021			As of September 30, 2021
Fair Value:
Aerospace and Defense	$114,336	2.2%		$112,636	2.3%
Airlines	933	0.0	*	936	0.0	*
Auto Components	33,607	0.7		32,566	0.7
Automobiles	248,289	4.8		140,499	2.9
Beverages	62,666	1.2		60,868	1.2
Biotechnology	1,769	0.0	*	25,439	0.5
Building Products	17,019	0.3		11,243	0.2
Chemicals	88,189	1.7		64,262	1.3
Commercial Services and Supplies	154,746	3.0		99,595	2.0
Communications Equipment	11,557	0.2		11,347	0.2
Construction & Engineering	—	—		49,166	1.0
Consumer Finance	2,273	0.0	*	2,627	0.1
Containers and Packaging	28,852	0.6		10,545	0.2
Distributors	6,079	0.1		6,089	0.1
Diversified Consumer Services	166,132	3.2		134,232	2.7
Diversified Financial Services	26,532	0.5		16,497	0.3
Diversified Telecommunications Services	1,641	0.0	*	1,645	0.0	*
Electronic Equipment, Instruments and Components	145,445	2.8		125,481	2.6
Energy Equipment and Services	2,408	0.0	*	2,399	0.0	*
Food and Staples Retailing	109,528	2.1		128,574	2.6
Food Products	120,946	2.4		119,568	2.4
Healthcare Equipment and Supplies	156,315	3.0		157,959	3.2
Healthcare Providers and Services	450,203	8.7		532,463	10.9
Health Care Technology	170,250	3.3		150,565	3.1
Hotels, Restaurants and Leisure	124,505	2.4		172,285	3.5
Household Durables	9,187	0.2		5,694	0.1
Household Products	5,119	0.1		5,140	0.1
Industrial Conglomerates	18,524	0.4		18,560	0.4
Insurance	275,369	5.4		234,529	4.8
Internet and Catalog Retail	60,709	1.2		31,127	0.6
IT Services	288,811	5.6		302,487	6.2
Leisure Products	12,864	0.3		12,575	0.3
Life Sciences Tools & Services	35,067	0.7		57,004	1.2
Machinery	29,959	0.6		29,377	0.6
Marine	16,859	0.3		16,877	0.3
Media	5,384	0.1		5,397	0.1
Multiline Retail	46,470	0.9		46,470	1.0
Oil, Gas and Consumable Fuels	92,085	1.8		92,720	1.9
Paper and Forest Products	9,066	0.2		8,921	0.2
Personal Products	33,643	0.7		33,727	0.7
Pharmaceuticals	126,459	2.5		108,458	2.2
Professional Services	112,075	2.2		106,898	2.2
Real Estate Management and Development	97,331	1.9		96,066	2.0
Road and Rail	36,916	0.7		36,751	0.8
Software	1,190,044	23.1		1,084,864	22.2
Specialty Retail	297,795	5.8		292,446	6.0
Technology Hardware, Storage and Peripherals	23,695	0.5		23,717	0.5
Textiles, Apparel and Luxury Goods	41,758	0.8		38,627	0.8
Trading Companies and Distributors	19,673	0.4		19,311	0.4
Water Utilities	17,684	0.4		17,657	0.4
Total	$5,146,766	100.0%		$4,894,886	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

The outstanding forward currency contracts as of December 31, 2021 and September 30, 2021 were as follows:

As of December 31, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	$—	$(296)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	225	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	247	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(858)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	—	(825)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(689)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	588	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(103)
Macquarie Bank Limited	€25,000	GBP	$34,298	USD	8/27/2024	496	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	828	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	37	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(84)
Macquarie Bank Limited	€20,550	GBP	$28,297	USD	9/3/2024	508	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	47	—
Macquarie Bank Limited	€13,945	GBP	$19,149	USD	3/31/2025	250	—
						$3,227	$(2,856)

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	$—	$(272)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	106	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	40	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(796)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	—	(769)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(660)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	343	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(88)
Macquarie Bank Limited	€25,000	GBP	$34,298	USD	8/27/2024	663	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	426	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	75	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(41)
Macquarie Bank Limited	€20,550	GBP	$28,297	USD	9/3/2024	647	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	81	—
Macquarie Bank Limited	€13,945	GBP	$19,149	USD	3/31/2025	335	—
						$2,716	$(2,626)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2021 and September 30, 2021.

As of December 31, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$3,227	$(2,856)	$371	$—	$371

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$2,716	$(2,626)	$90	$—	$90

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three months ended December 31, 2021 and 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2021	2020
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2021	2020
Foreign exchange	$281	$(3,892)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2021 and 2020:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2021	2020
Forward currency contracts	$260,211	$71,247

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2021 and September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2021 and September 30, 2021:

As of December 31, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,900,013	$4,900,013
Equity investments(1)	227	—	246,526	246,753
Money market funds(1)(2)	61,408	—	—	61,408
Forward currency contracts	—	3,227	—	3,227
Total assets, at fair value:	$61,635	$3,227	$5,146,539	$5,211,401
Liabilities at fair value:
Forward currency contracts	$—	$(2,856)	$—	$(2,856)
Total liabilities, at fair value:	$—	$(2,856)	$—	$(2,856)

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,709,148	$4,709,148
Equity investments(1)	508	—	185,230	185,738
Money market funds(1)(2)	38,317	—	—	38,317
Forward currency contracts	—	2,716	—	2,716
Total assets, at fair value:	$38,825	$2,716	$4,894,378	$4,935,919
Liabilities at fair value:
Forward currency contracts	$—	$(2,626)	$—	$(2,626)
Total liabilities, at fair value:	$—	$(2,626)	$—	$(2,626)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2021 and 2020, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2021 and 2020 was $14,260 and $46,683, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2021 and 2020:

	For the three months ended December 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	2,902	1,065	3,967
Realized gain (loss) on investments	(313)	14,886	14,573
Funding of (proceeds from) revolving loans, net	336	—	336
Fundings of investments	821,550	69,382	890,932
PIK interest	3,473	—	3,473
Proceeds from principal payments and sales of portfolio investments	(637,723)	(24,037)	(661,760)
Accretion of discounts and amortization of premiums	640	—	640
Fair value, end of period	$4,900,013	$246,526	$5,146,539

	For the three months ended December 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	53,236	9,854	63,090
Realized gain (loss) on investments	(5,412)	3,798	(1,614)
Funding of (proceeds from) revolving loans, net	(3,911)	—	(3,911)
Fundings of investments	481,021	8,986	490,007
PIK interest	4,725	—	4,725
Proceeds from principal payments and sales of portfolio investments	(268,174)	(10,491)	(278,665)
Accretion of discounts and amortization of premiums	(4,624)	—	(4,624)
Fair value, end of period	$4,402,874	$104,344	$4,507,218

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and September 30, 2021.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$616,872	Market rate approach	Market interest rate	2.5% - 14.8% (5.8%)
		Market comparable companies	EBITDA multiples	6.5x - 24.0x (14.9x)
	3,095	Market comparable	Broker/dealer bids or quotes	N/A
	201	Collateral analysis	Recovery rate	1.6%
One stop loans(3)(4)	$4,214,070	Market rate approach	Market interest rate	1.0% - 27.3% (7.4%)
		Market comparable companies	EBITDA multiples	4.5x - 36.8x (16.5x)
			Revenue multiples	2.0x - 30.0x (9.1x)
	21,463	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$44,312	Market rate approach	Market interest rate	6.3% - 11.8% (9.0%)
		Market comparable companies	EBITDA multiples	7.0x - 24.3x (17.6x)
Equity(5)	$246,526	Market comparable companies	EBITDA multiples	4.5x - 43.0x (18.9x)
			Revenue multiples	2.0x - 30.0x (15.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$25,351 of loans at fair value were valued using the market comparable companies approach only.
(3)$109,156 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,557,077 and $656,993 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $212,915 and $33,611 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$778,413	Market rate approach	Market interest rate	2.5% - 14.8% (5.6%)
		Market comparable companies	EBITDA multiples	6.0x - 24.2x (15.1x)
	6,172	Market comparable	Broker/dealer bids or quotes	N/A
	220	Collateral analysis	Recovery rate	1.6%
One stop loans(3)(4)	$3,882,314	Market rate approach	Market interest rate	1.0% - 18.0% (7.5%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (15.5x)
			Revenue multiples	2.0x - 18.5x (8.0x)
Subordinated debt and second lien loans(5)	$42,029	Market rate approach	Market interest rate	6.8% - 19.5% (9.5%)
		Market comparable companies	EBITDA multiples	6.0x - 23.6x (17.2x)
			Revenue multiples	3.4x
Equity(6)	$185,230	Market comparable companies	EBITDA multiples	4.5x - 26.0x (17.4x)
			Revenue multiples	2.0x - 25.0x (12.3x)
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
(5)The Company valued $42,020 and $9 of subordinated debt loans and second lien loans using EBITDA and revenue multiples, respectively. All second lien and subordinated debt loans were also valued using the market rate approach.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of December 31, 2021 and September 30, 2021.

	As of December 31, 2021		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,852,832	$2,849,051	$2,569,228	$2,594,368

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2021, the Company’s asset coverage for borrowed amounts was 190.9%.

Debt Securitizations: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2021 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2021 and September 30, 2021, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of December 31, 2021 and September 30, 2021, there were 73 and 75 portfolio companies, respectively, with a total fair value of $563,276 and $579,075, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2021 based on the last interest rate reset was 0.1%. For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$1,846	$1,948
Amortization of debt issuance costs	106	106
Total interest and other debt financing expenses	$1,952	$2,054
Cash paid for interest expense	$1,848	$1,992
Annualized average stated interest rate	1.8%	1.9%
Average outstanding balance	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the December 31, 2021 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2021 and September 30, 2021, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of December 31, 2021 and September 30, 2021, there were 90 and 96 portfolio companies, respectively, with a total fair value of $845,919 and $889,326, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2021 based on the last interest rate reset was 0.1%. For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$2,374	$2,633
Accretion of discounts on notes issued	451	448
Amortization of debt issuance costs	17	—
Total interest and other debt financing expenses	$2,842	$3,081
Cash paid for interest expense	2,371	3,063
Annualized average stated interest rate	1.7%	1.9%
Average outstanding balance	$546,500	$546,500

As of December 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

The interest charged under the 2020 Debt Securitization was based on three-month LIBOR. For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$—	$1,296
Amortization of debt issuance costs	—	190
Total interest and other debt financing expenses	$—	$1,486
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	2.7%
Average outstanding balance	$—	$189,000

The Investment Adviser served as collateral manager to the 2020 Issuer and serves as the collateral manager to the 2018 Issuer and GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2018 Issuer, the GCIC 2018 Issuer and the 2020 Issuer for rendering such collateral management services.

As part of each of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of December 31, 2021, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

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

As of December 31, 2021 and September 30, 2021, each of SBIC IV, SBIC V and SBIC VI had no outstanding SBA-guaranteed debentures. The original amount of debentures committed to SBIC IV, SBIC V and SBIC VI by the SBA were $150,000, $175,000 and $175,000, respectively. Through September 30, 2021, SBIC IV, SBIC V and SBIC VI repaid $150,000, $175,000 and $110,000 of outstanding debentures, respectively, and these commitments were terminated.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$—	$1,679
Amortization of debt issuance costs	—	331
Total interest and other debt financing expenses	$—	$2,010
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	N/A	3.0%
Average outstanding balance	$—	$220,793

Revolving Credit Facilities: On February 1, 2019, Funding II entered into a credit facility, as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. On April 13, 2021, the Company entered into an amendment on MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026. On July 30, 2021, the Company entered into an amendment on MS Credit Facility II to, among other things, amend general concentration limits and institute an unused fee holiday until November 30, 2021. As of December 31, 2021, the MS Credit Facility II allows Funding II to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
The period from February 1, 2019 until April 12, 2024 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. Prior to June 18, 2020, borrowings under the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Effective June 18, 2020 to April 13, 2021, the MS Credit Facility II bore interest at the applicable base rate plus 2.45%. Effective April 13, 2021, the MS Credit Facility II bears interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. The revolving period will continue through April 12, 2024 unless there is an earlier termination or event of default. The base rate under the MS Credit Facility II is (i) one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) one-month EURIBOR with respect to any advances denominated in euros, and (iii) one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is April 12, 2026. The MS Credit Facility II is subject to a non-usage fee of 0.50% per annum subsequent to a ramp-up period as defined in the credit agreement.
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
As of December 31, 2021 and September 30, 2021, the Company had no outstanding debt under the MS Credit Facility II.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$4	$1,543
Facility fees	40	144
Amortization of debt issuance costs	54	197
Total interest and other debt financing expenses	$98	$1,884
Cash paid for interest expense and facility fees	$146	$2,095
Annualized average stated interest rate	N/A	2.7%
Average outstanding balance	$— *	$230,165

* Represents an amount less than $1.

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

As of December 31, 2021 and September 30, 2021, the Company had no outstanding debt under the WF Credit Facility.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$—	$460
Facility fees	—	278
Total interest and other debt financing expenses	$—	$738
Cash paid for interest expense and facility fees	$—	$740
Annualized average stated interest rate	N/A	2.2%
Average outstanding balance	$—	$82,540

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

As of December 31, 2021 and September 30, 2021, the Company had no outstanding debt under the DB Credit Facility.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$—	$73
Facility fees	—	14
Total interest and other debt financing expenses	$—	$87
Cash paid for interest expense and facility fees	$—	$840
Annualized average stated interest rate	N/A	2.2%
Average outstanding balance	$—	$13,248

On February 11, 2021, the Company entered into a senior secured revolving credit facility, as amended, (the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders party thereto. On October 14, 2021, the Company entered into an agreement with Signature Bank, Wells Fargo Bank, National Association and Regions Bank, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased to $687,500 from $475,000 and the accordion feature allowed the Company, under certain circumstances, to increase the total size of the facility to a maximum of $712,500. On November 19, 2021, the Company entered into an amendment to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, increase the accordion feature to allow the Company, under certain circumstances, to increase the total size of the facility to $1,500,000. On November 23, 2021, the Company entered into an agreement with First National Bank of

Pennsylvania, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $687,500 to $1,037,500. On December 17, 2021, the Company entered into an agreement with Comerica Bank, Capital One, National Association and JPMorgan Chase Bank, N.A., pursuant to which, through the JPM Credit Facility’s accordion feature, the aggregate commitments under the JPM Credit Facility increased to $1,187,500. Under the JPM Credit Facility, as of December 31, 2021, the lenders agreed to extend credit to the Company in an aggregate amount of up to $1,187,500 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $312,500 of additional commitments.

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

Borrowings under the JPM Credit Facility are subject to compliance with a borrowing base test. Interest under the JPM Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or (the “Combined Debt Amount,”) is payable at the greater of (a) the prime rate as last quoted by The Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) one month LIBOR plus 1% per annum or (the “alternate base rate”) plus 0.75% and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.875%. Effective November 19, 2021, interest under the JPM Facility for loans denominated in Pounds Sterling and Swiss Francs (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amounts, is payable at a rate equal to one month SONIA plus 1.7826% per annum or one month Swiss Average Overnight Rate (“SARON”) plus 1.6929% per annum, respectively and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to one month SONIA plus 1.9076% per annum or one month SARON plus 1.8179% per annum, respectively.

The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on February 11, 2026, and require mandatory prepayment of interest and principal upon certain events during the term-out period.

As of December 31, 2021 and September 30, 2021, the Company had outstanding debt of $453,069 and $472,102, respectively, and no letters of credit outstanding under the JPM Credit Facility.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$1,389	$—
Facility fees	584	—
Amortization of debt issuance costs	388	—
Total interest and other debt financing expenses	$2,361	$—
Cash paid for interest expense and facility fees	$919	$—
Annualized average stated interest rate	1.9%	N/A
Average outstanding balance	$294,233	$—

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of December 31, 2021, the outstanding aggregate principal amount of the 2024 Notes is $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$4,088	$3,338
Accretion of discounts and amortization of premiums on notes issued	(292)	23
Amortization of debt issuance costs	471	381
Total interest and other debt financing expenses	$4,267	$3,742
Cash paid for interest expense	6,750	—
Annualized average stated interest rate	3.3%	3.4%
Average outstanding balance	$484,782	$395,652

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of December 31, 2021, outstanding aggregate principal amount of the 2026 Notes is $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$3,583	$—
Accretion of discounts on notes issued	123	—
Amortization of debt issuance costs	391	—
Total interest and other debt financing expenses	$4,097	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	2.5%	N/A
Average outstanding balance	$573,913	$—

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

At any time or from time to time, the Company may redeem some or all of the 2027 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through January 15, 2027 (the date falling one month prior to the maturity date of the Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 25 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after January 15, 2027 (the date falling one month prior to the maturity date of the Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$1,794	$—
Accretion of discounts on notes issued	185	—
Amortization of debt issuance costs	240	—
Total interest and other debt financing expenses	$2,219	$—
Cash paid for interest expense	—	—
Average stated interest rate	2.0%	N/A
Average outstanding balance	$350,000	$—
Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of December 31, 2021 and September 30, 2021, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.3% as of December 31, 2021. As of December 31, 2021 and September 30, 2021, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31,
	2021	2020
Stated interest expense	$—	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

For the three months ended December 31, 2021 and 2020, the average total debt outstanding was $2,657,628 and $2,086,099, respectively.

For the three months ended December 31, 2021 and 2020, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on the Company’s total debt was 2.7% and 2.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	544,618	—	—	—	544,618
JPM Credit Facility	453,069	—	—	453,069	—
2024 Notes(2)	503,166	—	503,166	—	—
2026 Notes(2)	597,533	—	—	597,533	—
2027 Notes(2)	346,246	—	—		346,246
Total borrowings	$2,852,832	$—	$503,166	$1,050,602	$1,299,064

(1) Represents principal outstanding less unaccreted discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2021, the Company had outstanding commitments to fund investments totaling $308,233, including $41,005 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $340,702, including $42,216 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of December 31, 2021 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2021	2020
Net asset value at beginning of period	$15.19	$14.33
Net increase in net assets as a result of issuance of DRIP shares	— ^	—
Distributions declared:
From net investment income	(0.30)	(0.29)
Net investment income	0.27	0.23
Net realized gain (loss) on investment transactions	0.08	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(2)	0.02	0.34
Net asset value at end of period	$15.26	$14.60
Per share market value at end of period	$15.44	$14.14
Total return based on market value(3)	(0.40)%	9.00%
Number of common shares outstanding	170,865,742	167,259,511

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020
Ratio of net investment income to average net assets*	6.86%	6.42%
Ratio of total expenses to average net assets*	6.01%	5.51%
Ratio of incentive fees to average net assets	0.13%	0.08%
Ratio of expenses (without incentive fees) to average net assets*	5.88%	5.43%
Total return based on average net asset value(4)*	9.65%	15.53%
Net assets at end of period	$2,607,479	$2,442,127
Average debt outstanding	$2,657,628	$2,086,099
Average debt outstanding per share	$15.55	$12.27
Portfolio turnover*	52.32%	25.38%
Asset coverage ratio(5)	190.90%	216.01%
Asset coverage ratio per unit(6)	$1,909	$2,160
Average market value per unit:(7)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
2020 Debt Securitization	N/A	N/A
2024 Notes	$1,030	$1,008
2026 Notes	$988	N/A
2027 Notes	$969	N/A
SBA Debentures	N/A	N/A
MS Credit Facility II	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
	2021	2020
Earnings available to stockholders	$63,078	$94,439
Basic and diluted weighted average shares outstanding	170,046,783	167,259,511
Basic and diluted earnings per share	$0.37	$0.56

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the three months ended December 31, 2021
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717

For the three months ended December 31, 2020
11/20/2020	12/11/2020	12/30/2020	$0.29	$33,846	—	$14,659	(1)

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

On February 4, 2022, the Company’s board of directors declared a quarterly distribution of $0.30 per share, which is payable on March 29, 2022 to holders of record as of March 4, 2022.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the coronavirus, or COVID-19, pandemic;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2021.

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

Our shares are currently listed on The Nasdaq Global Select Market under the symbol “GBDC.”

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $45.0 billion in capital under management as of December 31, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was approved by our board of directors in May 2021. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2021 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of December 31, 2021		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$620,168	12.0%	$784,805	16.0%
One stop	4,235,533	82.3	3,882,314	79.3%
Second lien	43,339	0.9	41,857	0.9%
Subordinated debt	973	0.0 *	172	0.0 *
Equity	246,753	4.8	185,738	3.8%
Total	$5,146,766	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2021 and September 30, 2021, one stop loans included $657.0 million and $527.8 million, respectively, of late stage lending loans at fair value.

As of December 31, 2021 and September 30, 2021, we had debt and equity investments in 301 and 296 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020:

	For the three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
Weighted average income yield (1)*	7.1%	7.2%	7.4%
Weighted average investment income yield (2)*	7.7%	7.7%	7.9%
Total return based on average net asset value (3)*	9.7%	11.1%	15.5%
Total return based on market value (4)	(0.4)%	4.5%	9.0%

•Annualized for periods of less than one year.

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

Prior to the redemption of the 2020 Notes and the termination of the documents governing the 2020 Debt Securitization (as defined in Note 7 of our consolidated financial statements) on August 26, 2021, GC Advisors served as collateral manager for Golub Capital BDC CLO 4 LLC, or the 2020 Issuer, under a collateral management agreement, or the 2020 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2020 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2020 Collateral Management Agreement, the term “collection period” generally referred to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees were paid directly by the 2020 Issuer and are paid directly by the 2018 Issuer and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC (as defined in the “GCIC Acquisition” section below), the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). The 2020 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2020 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization and GCIC 2018 Debt Securitization and collectively the Debt Securitizations, as applicable.

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

We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR, or USD LIBOR, settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings, including one-month and three-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than USD LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after USD LIBOR’s discontinuation and (iii) explained that extending the publication of certain USD LIBOR tenors until June 30, 2023 would allow most legacy USD LIBOR contracts to mature before LIBOR experiences disruptions.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. A mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. As of December 31, 2021, Golub Capital has amended all credit agreements to effectuate the transition to alternate reference rates for portfolio company debt investments priced via reference to non-USD LIBOR. In addition, Golub Capital is amending credit agreements to include fallback language to transition the reference rate of portfolio company debt investments priced via reference to USD LIBOR to an alternate reference rate, such as forward-looking term SOFR, based on prevailing market practices.

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. The JPM Credit Facility (as defined in Note 7 of our consolidated financial statements) and MS Credit Facility II (as defined in Note 7 of our consolidated financial statements) have been amended to include fall-back language to incorporate SOFR as an alternative reference rate, as well as foreign alternative reference rates for foreign borrowings. The notes offered in the 2018 Debt Securitization and GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements) currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the Debt Securitizations prior to June 30, 2023, the cessation date for three-month USD LIBOR. The 2024 Notes, 2026 Notes and 2027 Notes (as defined in Note 7 of our consolidated financial statements) accrue fixed-rate interest and will not be affected by the transition to LIBOR. We expect any new debt facilities that we enter into subsequent to December 31, 2021 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On February 4, 2022, our board of directors declared a quarterly distribution of $0.30 per share, which is payable on March 29, 2022 to holders of record as of March 4, 2022.

Consolidated Results of Operations

In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior period, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.

Consolidated operating results for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020 are as follows:

	Three months ended			Variances	Variances
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021 vs September 30, 2021	December 31, 2021 vs December 31, 2020
	(In thousands)
Interest income	$84,601	$78,248	$77,603	$6,353	$6,998
Accretion of discounts and amortization of premiums	7,735	5,352	4,606	2,383	3,129
GCIC acquisition purchase premium amortization	(7,095)	(5,405)	(9,230)	(1,690)	2,135
Dividend income	317	1,440	160	(1,123)	157
Fee income	1,009	1,474	907	(465)	102
Total investment income	86,567	81,109	74,046	5,458	12,521
Total net expenses	41,777	34,817	35,039	6,960	6,738
Net investment income	44,790	46,292	39,007	(1,502)	5,783
Net realized gain (loss) on investment transactions excluding purchase premium	14,776	4,957	(2,313)	9,819	17,089
Net realized gain (loss) on investment transactions due to purchase premium	(228)	(321)	(79)	93	(149)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(3,088)	15,522	48,515	(18,610)	(51,603)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	7,323	5,726	9,309	1,597	(1,986)
Net gain (loss) on investment transactions	18,783	25,884	55,432	(7,101)	(36,649)
(Provision) benefit for taxes on unrealized appreciation on investments	(495)	(543)	—	48	(495)
Net increase (decrease) in net assets resulting from operations	$63,078	$71,633	$94,439	$(8,555)	$(31,361)
Average earning debt investments, at fair value	$4,784,517	$4,396,969	$4,182,748	$387,548	$601,769

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

As a supplement to our GAAP financial measures, we have provided the following non-GAAP financial measures that we believe are useful for the reasons described below:
•“Adjusted Net Investment Income” - excludes the amortization of the purchase price premium from net investment income calculated in accordance with GAAP;
•“Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee” - Adjusted Net Investment Income excluding the accrual or reversal for the capital gain incentive fee;
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

	Three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
	(In thousands)
Net investment income	$44,790	$46,292	$39,007
Add: GCIC acquisition purchase premium amortization	7,095	5,405	9,230
Adjusted Net Investment Income	$51,885	$51,697	$48,237
Add: Accrual (reversal) for capital gain incentive fee	452	—	—
Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee	$52,337	$51,697	$48,237

Net gain (loss) on investment transactions	$18,783	$25,884	$55,432
Add: Realized loss on investment transactions due to purchase premium	228	321	79
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,323)	(5,726)	(9,309)
Adjusted Net Realized and Unrealized Gain	$11,688	$20,479	$46,202

Net increase (decrease) in net assets resulting from operations	$63,078	$71,633	$94,439
Add: GCIC acquisition purchase premium amortization	7,095	5,405	9,230
Add: Realized loss on investment transactions due to purchase premium	228	321	79
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,323)	(5,726)	(9,309)
Adjusted Net Income	$63,078	$71,633	$94,439
We believe that excluding the financial impact of the purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our results of operations. In addition, we believe that providing the Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee is a useful non-GAAP financial measure as such accrual is not contractually payable under the terms of the Investment Advisory Agreement.
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Investment Income

Investment income increased from the three months ended September 30, 2021 to the three months ended December 31, 2021 by $5.5 million primarily due to an increase in the average earning debt investments balance of $387.5 million and an increase in accretion income resulting from increased payoffs of portfolio company investments. These increases were partially offset by an increase in purchase price premium amortization resulting from accelerated amortization from increased payoffs of portfolio company investments.

Investment income increased from the three months ended December 31, 2020 to the three months ended December 31, 2021 by $12.5 million primarily due to an increase in the average earning debt investments balance of $601.8 million and a reduction of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020 was as follows:

	Three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
Senior secured	5.6%	5.8%	6.5%
One stop	7.3%	7.4%	7.6%
Second lien	9.1%	14.5%	10.9%
Subordinated debt	16.4%	19.2%	10.7%

Income yields on one stop and senior secured loans decreased for the three months ended December 31, 2021 as compared to the three months ended September 30, 2021, primarily due to the general trend of interest rate compression on new investments and the payoff of higher yielding one stop and senior secured loans during fiscal year 2021. Income yields on one stop and senior secured loans decreased for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 primarily due to the general trend of interest rate compression on new investments. Our loan portfolio is partially insulated from a drop in LIBOR, as over 90.0% of the loan portfolio at fair value is subject to a LIBOR floor. As of December 31, 2021 and September 30, 2021, the weighted average LIBOR floor of our loans at fair value was 0.93% and 0.99%, respectively. The decrease in our portfolio’s weighted average LIBOR floor is primarily due to the majority of our new portfolio company investments originating with LIBOR floors ranging between 0.00% and 0.75%.

As of December 31, 2021, we have eight second lien investments and one subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020:

	Three months ended			Variances	Variances
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021 vs September 30, 2021	December 31, 2021 vs December 31, 2020
	(In thousands)
Interest and other debt financing expenses	$16,169	$14,212	$13,877	$1,957	$2,292
Amortization of debt issuance costs	1,667	5,131	1,204	(3,464)	463
Base management fee, net of waiver	17,501	12,254	15,224	5,247	2,277
Income incentive fee	2,929	268	2,004	2,661	925
Capital gain incentive fee	452	—	—	452	452
Professional fees	899	920	837	(21)	62
Administrative service fee	1,818	1,769	1,602	49	216
General and administrative expenses	342	263	291	79	51
Total expenses	$41,777	$34,817	$35,039	$6,960	$6,738
Average debt outstanding	$2,657,628	$2,320,969	$2,086,099	$336,659	$571,529

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $1.5 million from the three months ended September 30, 2021 to the three months ended December 31, 2021 primarily due to the one time acceleration of $3.6 million of amortization of deferred issuance costs related to the early redemption of the 2020 Debt Securitization and debentures outstanding at GC SBIC VI, L.P., or SBIC VI, that occurred during the three months ended September 30, 2021. Interest and other debt financing expenses, including amortization of debt issuance costs, increased for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 by $2.8 million, primarily due to an increase in average debt outstanding of $571.5 million. For more information about our outstanding borrowings for the three months ended December 31, 2021 and 2020, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2021, September 30, 2021 and December 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.7%, 2.8% and 2.9%, respectively. The effective annualized average interest rate for the three months ended September 30, 2021 excludes the one time acceleration of amortization of deferred issuance costs related to the early redemption of the 2020 Debt Securitization and debentures outstanding at SBIC VI that occurred during the three months ended September 30, 2021.

The decrease in the effective annualized average interest rate from the three months ended September 30, 2021 to the three months ended December 31, 2021 was primarily due to the issuance of the additional 2026 Notes (as defined in Note 7 of our consolidated financial statements) and the additional 2024 Notes (as defined in Note 7 of our consolidated financial statements) at a price resulting in a yield to maturity of 2.667% and 1.809% during the three months ended December 31, 2021.

The decrease in the effective annualized average interest rate from the three months ended December 31, 2020 to the three months ended December 31, 2021 was primarily due to the issuance of the 2026 Notes and 2027 Notes (as defined in Note 7 of our consolidated financial statements) that bear interest at a fixed rate of 2.500% and 2.050%, respectively.

Management Fee

The base management fee, net of waiver, increased from the three months ended September 30, 2021 to the three months ended December 31, 2021 due to $4.0 million of base management fees irrevocably waived by GC Advisors to offset the one-time costs associated with the accelerated amortization of debt issuance costs on the early redemption of the 2020 Debt Securitization and debentures outstanding at SBIC VI during the three months ended September 30, 2021 and an increase in average adjusted gross assets from the three months ended September 30, 2021 to three months ended December 31, 2021.

The base management fee increased from the three months ended December 31, 2020 to the three months ended December 31, 2021 as a result of an increase in average adjusted gross assets from 2020 to 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $2.7 million from the three months ended September 30, 2021 to the three months ended December 31, 2021, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements). As we remain in the “catch-up” provision of the calculation of the Income Incentive Fee, the increase in Pre-Incentive Fee Net Investment Income causes a corresponding increase in the Income Incentive Fee, which is the case until we are fully through the catch-up. The Income Incentive Fee increased by $0.9 million from the three months ended December 31, 2020 to the three months ended December 31, 2021 primarily due to an increase in Pre-Incentive Fee Net Investment Income. For the three months ended December 31, 2021, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 6.1% compared to 0.6% for the three months ended September 30, 2021 and 4.9% for three months ended December 31, 2020.

For each of the three months ended December 31, 2021 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. We recorded an accrual for a capital gain incentive fee under GAAP of $0.5 million, or less than $0.01 per share, for the three months ended December 31, 2021, which was primarily the result of unrealized appreciation of debt and equity investments. As of December 31, 2021, there was a capital gain incentive fee accrual of $0.5 million calculated in accordance with GAAP. As of September 30, 2021, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended September 30, 2021 to the three months ended December 31, 2021. In total, professional fees, the administrative service fee, and general and administrative expenses increased from the three months ended December 31, 2020 to the three months ended December 31, 2021 primarily due to an increase in the administrative service fee driven by investments in human capital.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2021, September 30, 2021 and December 31, 2020 were $2.5 million, $1.7 million and $1.6 million, respectively.

As of December 31, 2021 and September 30, 2021, included in accounts payable and other liabilities were $1.9 million and $2.5 million, respectively, for expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020:

	Three months ended			Variances	Variances
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021 vs September 30, 2021	December 31, 2021 vs December 31, 2020
	(In thousands)
Net realized gain (loss) on investments	$14,573	$7,762	$(1,614)	$6,811	$16,187
Foreign currency transactions	(25)	(3,126)	(778)	3,101	753
Net realized gain (loss) on investment transactions	$14,548	$4,636	$(2,392)	$9,912	$16,940
Unrealized appreciation on investments	36,805	35,036	74,714	1,769	(37,909)
Unrealized (depreciation) on investments	(33,119)	(23,071)	(11,624)	(10,048)	(21,495)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	268	4,812	(1,374)	(4,544)	1,642
Unrealized appreciation (depreciation) on forward currency contracts	281	4,471	(3,892)	(4,190)	4,173
Net change in unrealized appreciation (depreciation) on investment transactions	$4,235	$21,248	$57,824	$(17,013)	$(53,589)

During the three months ended December 31, 2021 and three months ended September 30, 2021, we had a net realized gain of $14.5 million and $4.6 million, respectively, both primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

During the three months ended December 31, 2020, we had a net realized loss of $2.4 million primarily attributable to recognized realized losses on the restructure, sale, or write-off of multiple portfolio companies, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2021, we had $36.8 million in unrealized appreciation on 176 portfolio company investments, which was offset by $33.1 million in unrealized depreciation on 151 portfolio company investments. For the three months September 30, 2021, we had $35.0 million in unrealized appreciation on 237 portfolio company investments, which was offset by $23.1 million in unrealized depreciation on 114 portfolio company investments. Unrealized appreciation for both the three months ended December 31, 2021 and the three months ended September 30, 2021 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for both the three months ended December 31, 2021 and the three months ended September 30, 2021 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

For the three months ended December 31, 2020, we had $74.7 million in unrealized appreciation on 193 portfolio company investments, which was offset by $11.6 million in unrealized depreciation on 75 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for the three months ended December 31, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

Liquidity and Capital Resources

For the three months ended December 31, 2021, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $57.2 million. During the period, cash used in operating activities was $181.7 million, primarily driven by fundings of portfolio investments of $890.9 million, offset by proceeds from principal payments and sales of portfolio investments of $661.8 million and net investment income of $44.8 million. Lastly, cash provided by financing activities was $238.9 million, primarily driven by borrowings on debt of $620.2 million, offset by repayments of debt of $336.8 million and distributions paid of $38.3 million.

For the three months ended December 31, 2020, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $86.5 million. During the period, cash used in operating activities was $164.9 million, primarily as a result of fundings of portfolio investments of $490.0 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $278.7 million and net investment income of $39.0 million. Lastly, cash provided by financing activities was $251.4 million, primarily driven by borrowings on debt of $797.4 million, partially offset by repayments of debt of $491.3 million, distributions paid of $33.8 million, and repurchases of common stock under the DRIP of $14.7 million.

As of December 31, 2021 and September 30, 2021, we had cash and cash equivalents of $180.2 million and $175.6 million, respectively. In addition, we had foreign currencies of $2.5 million and $5.5 million as of December 31, 2021 and September 30, 2021, respectively, restricted cash and cash equivalents of $117.1 million and $61.8 million as of December 31, 2021 and September 30, 2021, respectively, and restricted foreign currencies of $1.7 million and $1.4 million as of December 31, 2021 and September 30, 2021, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

MS Credit Facility II - As of both December 31, 2021 and September 30, 2021, we had no amounts outstanding on the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements). As of December 31, 2021, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, as amended, to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of both December 31, 2021 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $75.0 million of remaining commitments and $75.0 million of availability on the MS Credit Facility II.

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which allowed us to borrow up to $475.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on December 17, 2021, we increased commitments on the JPM Credit Facility to $1,187.5 million. As of December 31, 2021 and September 30, 2021, we had outstanding debt under the JPM Credit Facility of $453.1 million and $472.1 million, respectively. As of December 31, 2021 and September 30, 2021, subject to leverage and borrowing base restrictions, we had $734.4 million and $2.9 million, respectively, of remaining commitments and $734.4 million and $2.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of December 31, 2021. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of December 31, 2021 and September 30, 2021, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2021 and September 30, 2021 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of both December 31, 2021 and September 30, 2021, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the December 31, 2021 and September 30, 2021 Consolidated Statements of Financial Condition as our debt. As of December 31, 2021 and September 30, 2021 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of December 31, 2021 and September 30, 2021, we had outstanding debt under the GCIC 2018 Debt Securitization of $544.6 million and $544.2 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Unsecured Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes (the “New 2024 Notes”). Upon issuance of the New 2024 Notes, the outstanding aggregate principal amount of the 2024 Notes is $500.0 million, all of which remained outstanding as our debt as of December 31, 2021.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Unsecured Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes (the “New 2026 Notes”). Upon issuance of the New 2026 Notes, the outstanding aggregate principal amount of the 2026 Notes is $600.0 million, all of which remained outstanding as our debt as of December 31, 2021.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Unsecured Notes, all of which remained outstanding as our debt as of December 31, 2021.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of December 31, 2021, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of December 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2021, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 190.9% and 1.10x, respectively.

In August 2021, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the three months ended December 31, 2021 and 2020.

As of December 31, 2021 and September 30, 2021, we had outstanding commitments to fund investments totaling $308.2 million and $340.7 million, respectively. As of December 31, 2021, total commitments of $308.2 million included $41.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2021 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2021. As of December 31, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver, JPM Credit Facility and MS Credit Facility II, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2021 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2021 and September 30, 2021, we had investments in 301 and 296 portfolio companies, respectively, with a total fair value of $5.1 billion and $4.9 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020:

	Three months ended
	December 31, 2021		September 30, 2021		December 31, 2020
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$37,039	4.3%	$134,212	13.8%	$116,773	22.2%
One stop	761,442	87.7	786,244	80.9	396,147	75.2
Second lien	640	0.1	21,886	2.3	8,013	1.5
Subordinated debt	988	0.1	—	—	—	—
Equity	67,613	7.8	29,106	3.0	5,907	1.1
Total new investment commitments	$867,722	100.0%	$971,448	100.0%	$526,840	100.0%

For the three months ended December 31, 2021, we had approximately $661.8 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2020, we had approximately $278.7 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2021(1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$628,613	$624,428	$617,694	$796,269	$793,707	$781,962
Non-accrual(3)	20,016	9,794	2,474	20,047	9,813	2,843
One stop:
Performing	4,242,974	4,217,602	4,195,705	3,876,907	3,860,525	3,839,053
Non-accrual(3)	58,092	51,190	39,828	59,699	52,806	43,261
Second lien:
Performing	43,537	42,949	43,339	42,571	41,946	41,857
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	988	968	973	172	171	172
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	196,660	246,753	N/A	136,429	185,738
Total	$4,994,220	$5,143,591	$5,146,766	$4,795,665	$4,895,397	$4,894,886

(1)As of December 31, 2021, $465.0 million and $430.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(2)As of September 30, 2021, $502.1 million and $476.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2021, we had loans in five portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.2% and 0.9%, respectively.
As of September 30, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.3% and 1.0%, respectively. As of December 31, 2021 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 98.1% and 98.2%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2021, September 30, 2021 and December 31, 2020:

	For the three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
Weighted average rate of new investment fundings	6.7%	6.4%	7.1%
Weighted average spread over LIBOR of new floating rate investment fundings	5.9%	5.7%	6.1%
Weighted average fees of new investment fundings	1.2%	1.2%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	6.3%	7.3%	7.1%

As of December 31, 2021, 98.7% and 98.7% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 92.4% and 92.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2021 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $44.8 million and $41.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$349,616	6.8%	$499,241	10.2%
4	4,406,567	85.6	3,951,870	80.7
3	341,026	6.6	395,208	8.1
2	49,317	1.0	47,836	1.0
1	240	0.0*	731	0.0*
Total	$5,146,766	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.

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

•GC Advisors served as collateral manager to the 2020 Issuer under the 2020 Collateral Management Agreement and serves as collateral manager to the 2018 Issuer and the GCIC 2018 Issuer under the 2018 Collateral Management Agreement and the GCIC 2018 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•During calendar year 2021, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $14.3 million, or 925,040 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2020, the Trust purchased approximately $54.7 million, or 4,103,225 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2021 and September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $42.3 million and $46.1 million as of December 31, 2021 and September 30, 2021, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2021 and 2020, we did not incur any U.S federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three months ended December 31, 2021, we recorded a net tax expense of $0.5 million for taxable subsidiaries. For the three months ended December 31, 2020, we did not record a net tax expense for taxable subsidiaries. As of December 31, 2021, we recorded a net deferred tax liability on the Consolidated Statement of Financial Condition of $1.0 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2021, we recorded a net deferred tax liability on the Consolidated Statement of Financial Condition of $0.5 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2021 and September 30, 2021, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.93% and 0.99%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR plus 2.45%. Finally, the JPM Credit Facility has a floating interest rate provision primarily based on one-month LIBOR plus a spread that ranges from 1.75% to 1.875%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2021 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(157)	$(3,418)	$3,261
Up 50 basis points	926	6,837	(5,911)
Up 100 basis points	13,430	13,674	(244)
Up 150 basis points	36,340	20,511	15,829
Up 200 basis points	59,343	27,348	31,995

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Commitment Increase Agreement, dated as of October 14, 2021, by Signature Bank, as Increasing Lender, Wells Fargo Bank, National Association and Regions Bank, each as an Assuming Lender, in favor of the Company, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Facility. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on October 18, 2021).
10.2	Commitment Increase Agreement, dated as of November 23, 2021, by First National Bank of Pennsylvania, as Assuming Lender, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, each as an Increasing Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 24, 2021).

10.3	Amendment No. 1, dated as of November 19, 2021, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K/A (File No. 814-00794), filed on December 14, 2021).
10.4	Commitment Increase Agreement, dated as of December 17, 2021, by Comerica Bank, and Capital One, National Association, each as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 21, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 9, 2022	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)