Form 10-Q
period 2022-03-31
GOLUB CAPITAL BDC, Inc.
filed 2022-05-10
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 10, 2022, the Registrant had 170,895,670 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,347,715	$4,815,270
Non-controlled affiliate company investments	63,145	61,379
Controlled affiliate company investments	15,299	18,237
Total investments, at fair value (amortized cost of $5,405,019 and $4,895,397, respectively)	5,426,159	4,894,886
Cash and cash equivalents	130,453	175,593
Foreign currencies (cost of $5,587 and $5,145, respectively)	5,716	5,497
Restricted cash and cash equivalents	35,749	61,824
Restricted foreign currencies (cost of $2,412 and $1,442, respectively)	2,414	1,429
Cash collateral held at broker for forward currency contracts	—	6,960
Interest receivable	21,251	18,261
Receivable from investments sold	—	97
Unrealized appreciation on forward currency contracts	2,227	90
Other assets	995	278
Total Assets	$5,624,964	$5,164,915
Liabilities
Debt	$2,980,962	$2,569,228
Less unamortized debt issuance costs	20,786	17,850
Debt less unamortized debt issuance costs	2,960,176	2,551,378
Interest payable	15,643	12,516
Management and incentive fees payable	20,929	12,247
Accounts payable and other liabilities	4,667	5,788
Payable for investments purchased	—	294
Total Liabilities	3,001,415	2,582,223
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 170,895,670 shares issued and outstanding as of March 31, 2022; 200,000,000 shares authorized, 170,028,584 shares issued and outstanding as of September 30, 2021	171	170
Paid in capital in excess of par	2,677,424	2,664,251
Distributable earnings (losses)	(54,046)	(81,729)
Total Net Assets	2,623,549	2,582,692
Total Liabilities and Total Net Assets	$5,624,964	$5,164,915
Number of common shares outstanding	170,895,670	170,028,584
Net asset value per common share	$15.35	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share data)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$84,552	$74,076	$168,774	$145,598
Dividend income	3	35	320	195
Fee income	219	1,153	1,228	2,060
Total investment income from non-controlled/non-affiliate company investments	84,774	75,264	170,322	147,853
From non-controlled affiliate company investments:
Interest income	1,166	928	2,183	2,403
Fee income	—	7	—	7
Total investment income from non-controlled affiliate company investments	1,166	935	2,183	2,410
From controlled affiliate company investments:
Interest income	21	2	23	(16)
Total investment income from controlled affiliate company investments	21	2	23	(16)
Total investment income	85,961	76,201	172,528	150,247
Expenses
Interest and other debt financing expenses	19,275	16,190	37,111	31,271
Base management fee	18,019	15,082	35,520	30,306
Incentive fee	4,362	942	7,743	2,946
Professional fees	729	1,201	1,628	2,038
Administrative service fee	1,640	2,000	3,458	3,602
General and administrative expenses	400	478	742	769
Total expenses	44,425	35,893	86,202	70,932
Base management fee waived (Note 3)	(1,904)	—	(1,904)	—
Net expenses	42,521	35,893	84,298	70,932
Net investment income	43,440	40,308	88,230	79,315
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	321	1,171	15,920	5,296
Non-controlled affiliate company investments	—	—	(1,026)	(5,739)
Foreign currency transactions	51	(1,117)	26	(1,895)
Net realized gain (loss) on investment transactions	372	54	14,920	(2,338)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	20,920	46,499	26,393	100,568
Non-controlled affiliate company investments	(1,798)	3,002	(891)	12,073
Controlled affiliate company investments	(1,157)	(1,041)	(3,851)	(1,091)
Translation of assets and liabilities in foreign currencies	3,337	1,372	3,605	(2)
Forward currency contracts	1,856	1,121	2,137	(2,771)
Net change in unrealized appreciation (depreciation) on investment transactions	23,158	50,953	27,393	108,777
Net gain (loss) on investment transactions	23,530	51,007	42,313	106,439
Provision for taxes on unrealized appreciation on investments	(97)	—	(592)	—
Net increase (decrease) in net assets resulting from operations	$66,873	$91,315	$129,951	$185,754
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.39	$0.55	$0.76	$1.11
Dividends and distributions declared per common share	$0.30	$0.29	$0.60	$0.58
Basic and diluted weighted average common shares outstanding (Note 10)	170,866,740	167,281,115	170,452,256	167,270,194

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	167,259,511	$167	$2,624,608	$(228,582)	$2,396,193
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	79,315	79,315
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(2,338)	(2,338)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	108,777	108,777
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	972,196	1	14,193	—	14,194
Distributions from distributable earnings	—	—	—	(97,010)	(97,010)
Total increase (decrease) for the six months ended March 31, 2021	972,196	1	14,193	88,744	102,938
Balance at March 31, 2021	168,231,707	$168	$2,638,801	$(139,838)	$2,499,131
Balance at December 31, 2020	167,259,511	167	2,624,608	(182,648)	2,442,127
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	40,308	40,308
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	54	54
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	50,953	50,953
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	972,196	1	14,193	—	14,194
Distributions from distributable earnings	—	—	—	(48,505)	(48,505)
Total increase (decrease) for the three months ended March 31, 2021	972,196	1	14,193	42,810	57,004
Balance at March 31, 2021	168,231,707	$168	$2,638,801	$(139,838)	$2,499,131
Balance at September 30, 2021	170,028,584	170	2,664,251	(81,729)	2,582,692
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	88,230	88,230
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	14,920	14,920
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	27,393	27,393
Provision for taxes on unrealized appreciation on investments	—	—	—	(592)	(592)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(102,268)	(102,268)
Total increase (decrease) for the six months ended March 31, 2022	867,086	1	13,173	27,683	40,857
Balance at March 31, 2022	170,895,670	$171	$2,677,424	$(54,046)	$2,623,549
Balance at December 31, 2021	170,865,742	171	2,676,967	(69,659)	2,607,479
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	43,440	43,440
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	372	372
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	23,158	23,158
Provision for taxes on unrealized appreciation on investments	—	—	—	(97)	(97)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	29,928	—	457	—	457
Distributions from distributable earnings	—	—	—	(51,260)	(51,260)
Total increase (decrease) for the three months ended March 31, 2022	29,928	—	457	15,613	16,070
Balance at March 31, 2022	170,895,670	$171	$2,677,424	$(54,046)	$2,623,549

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands, except share data)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$129,951	$185,754
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,443	3,340
Accretion of discounts and amortization of premiums on investments	(1,748)	7,826
Accretion of discounts and amortization of premiums on issued debt securities	879	959
Net realized (gain) loss on investments	(14,894)	443
Net realized (gain) loss on foreign currency transactions	(26)	1,895
Net change in unrealized (appreciation) depreciation on investments	(21,651)	(111,550)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3,605)	2
Net change in unrealized (appreciation) depreciation on forward currency contracts	(2,137)	2,771
Proceeds from (fundings of) revolving loans, net	(1,002)	7,248
Fundings of investments	(1,267,348)	(678,530)
Proceeds from principal payments and sales of portfolio investments	783,967	626,183
PIK interest	(8,597)	(8,671)
Changes in operating assets and liabilities:
Interest receivable	(2,990)	(1,123)
Cash collateral held at broker for forward currency contracts	6,960	(3,640)
Receivable from investments sold	97	259
Other assets	(717)	203
Interest payable	3,127	5,501
Management and incentive fees payable	8,682	(1,349)
Payable for investments purchased	(294)	—
Accounts payable and other liabilities	(1,121)	1,178
Net cash provided by (used in) operating activities	(389,024)	38,699
Cash flows from financing activities
Borrowings on debt	916,760	2,284,027
Repayments of debt	(502,300)	(2,224,546)
Capitalized debt issuance costs	(6,379)	(15,881)
Distributions paid	(75,649)	(68,156)
Purchases of common stock under dividend reinvestment plan	(13,445)	(14,659)
Net cash provided by (used in) financing activities	318,987	(39,215)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(70,037)	(516)
Effect of foreign currency exchange rates	26	168
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	244,343	184,430
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$174,332	$184,082

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,663	$21,472
Distributions declared during the period	102,268	97,010
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$13,174	$14,194
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	—	38,500
Redemptions of Class A-2 GCIC 2018 Notes	—	(38,500)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$130,453	$75,919
Foreign currencies (cost of $5,587 and $1,184, respectively)	5,716	1,185
Restricted cash and cash equivalents	35,749	106,105
Restricted foreign currencies (cost of $2,412 and $789, respectively)	2,414	873
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$174,332	$184,082
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#+~	Senior loan	L + 5.50%	(b)	6.50%	06/2023	$39,971	$39,836	1.6%	$39,971
NTS Technical Systems~	Second lien	L + 9.75%	(b)	10.75%	12/2023	4,589	4,539	0.2	4,589
NTS Technical Systems+	Senior loan	L + 5.50%	(b)	6.50%	06/2023	3,091	3,054	0.1	3,091
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(18)	—	—
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(b)	6.75% cash/0.50% PIK	09/2023	678	675	—	604
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(b)	6.75% cash/0.50% PIK	06/2023	40	38	—	24
Whitcraft LLC*#+~	One stop	L + 6.00%	(b)	7.01%	04/2023	62,930	63,092	2.3	61,042
Whitcraft LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(1)	—	(9)
						111,299	111,215	4.2	109,312
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L + 6.00%	(b)	7.00%	12/2026	980	964	—	951

Auto Components
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	08/2027	4,914	4,870	0.2	4,914
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(b)	5.51%	08/2027	994	971	—	994
Covercraft Parent III, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC+	One stop	L + 6.00%	(b)	7.00%	05/2027	6,130	6,024	0.3	6,130
North Haven Falcon Buyer, LLC+	One stop	L + 6.00%	(b)	7.00%	05/2027	1,026	1,009	—	1,026
Polk Acquisition Corp.*#+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	18,059	17,955	0.7	17,933
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	181	182	—	179
Polk Acquisition Corp.+	Senior loan	L + 6.00%	(a)	7.00%	12/2023	106	106	—	106
						31,410	31,116	1.2	31,282
Automobiles
CG Group Holdings, LLC*#+	One stop	L + 5.25%	(b)	6.26%	07/2027	31,384	31,106	1.2	31,384
CG Group Holdings, LLC+	One stop	L + 5.25%	(a)	6.25%	07/2026	336	332	—	336
Cobblestone Intermediate Holdco, LLC+	One stop	L + 5.50%	(a)	6.25%	01/2026	5,593	5,542	0.2	5,593
Cobblestone Intermediate Holdco, LLC+	One stop	L + 5.50%	(a)(b)	6.34%	01/2026	2,088	2,048	0.1	2,088
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	6.25%	12/2027	43,080	42,669	1.6	43,080
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	6.25%	12/2027	144	139	—	144
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	6.25%	12/2027	100	99	—	100
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	6.25%	12/2027	80	79	—	80
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	6.25%	12/2027	80	79	—	80
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	6.25%	12/2027	66	65	—	66
Denali Midco 2, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(11)	—	—
JHCC Holdings LLC+	One stop	L + 5.75%	(b)	6.76%	09/2025	15,393	15,203	0.6	14,932
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Automobiles - (continued)
JHCC Holdings LLC+	One stop	P + 4.75%	(e)	8.25%	09/2025	$498	$494	—%	$483
JHCC Holdings LLC+	One stop	L + 5.75%	(b)(e)	7.22%	09/2025	296	294	—	287
JHCC Holdings LLC+	One stop	P + 4.75%	(b)(e)	8.22%	09/2025	59	58	—	56
JHCC Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	09/2025	—	(28)	—	(100)
MOP GM Holding, LLC*#~	One stop	L + 5.75%	(c)	6.76%	11/2026	24,099	23,864	0.9	24,099
MOP GM Holding, LLC+	One stop	L + 5.75%	(b)	6.75%	11/2026	2,642	2,619	0.1	2,642
MOP GM Holding, LLC+	One stop	L + 5.75%	(b)	6.75%	11/2026	2,591	2,566	0.1	2,591
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	1,920	1,901	0.1	1,920
MOP GM Holding, LLC+	One stop	L + 5.75%	(b)	6.75%	11/2026	1,579	1,565	0.1	1,579
MOP GM Holding, LLC+	One stop	L + 5.75%	(a)	6.75%	11/2026	530	525	—	530
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	148	147	—	148
MOP GM Holding, LLC+	One stop	L + 5.75%	(b)(c)	6.75%	11/2026	26	24	—	26
MOP GM Holding, LLC+(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(26)	—	—
National Express Wash Parent JV, LLC+	One stop	SF + 5.50%	(n)	6.25%	02/2028	13,965	13,829	0.5	13,825
National Express Wash Parent JV, LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
National Express Wash Parent JV, LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(5)	—	(5)
POY Holdings, LLC#	One stop	L + 5.50%	(b)	6.50%	11/2027	9,591	9,411	0.4	9,591
POY Holdings, LLC+	One stop	L + 5.50%	(b)	6.50%	11/2027	54	50	—	54
POY Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(2)	—	—
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.00%	(b)	7.00%	10/2024	12,882	12,891	0.5	12,754
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(a)(b)	7.00%	10/2024	9,822	9,778	0.4	9,724
Quick Quack Car Wash Holdings, LLC#+	One stop	L + 6.00%	(b)	7.00%	10/2024	2,325	2,313	0.1	2,301
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.00%	(b)	7.00%	10/2024	2,031	2,057	0.1	2,010
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.00%	(b)	7.00%	10/2024	1,357	1,374	0.1	1,344
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.00%	(b)	7.00%	10/2024	1,106	1,125	—	1,094
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(b)	7.00%	10/2024	65	58	—	58
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(a)	7.00%	10/2024	30	30	—	29
TWAS Holdings, LLC#+	One stop	SF + 6.00%	(m)	7.00%	12/2026	40,664	40,280	1.5	40,664
TWAS Holdings, LLC*+	One stop	SF + 6.00%	(m)	7.00%	12/2026	30,722	30,415	1.2	30,722
TWAS Holdings, LLC+	One stop	SF + 6.00%	(m)	7.00%	12/2026	7,974	7,896	0.3	7,974
TWAS Holdings, LLC+	One stop	SF + 6.00%	(m)	7.00%	12/2026	612	603	—	612
TWAS Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(4)	—	—
						265,932	263,451	10.1	264,894
Beverages
Fintech Midco, LLC*#	One stop	L + 5.50%	(b)	6.25%	08/2024	24,038	24,226	0.9	24,038
Fintech Midco, LLC+	One stop	L + 5.50%	(b)	6.25%	08/2024	15,260	15,138	0.6	15,260
Fintech Midco, LLC#+	One stop	L + 5.50%	(b)	6.25%	08/2024	1,114	1,135	—	1,114
Fintech Midco, LLC+	One stop	L + 5.50%		N/A(6)	08/2024	—	—	—	—
Watermill Express, LLC+	One stop	L + 5.50%	(b)	6.51%	04/2027	2,256	2,237	0.1	2,256
Watermill Express, LLC+	One stop	L + 5.50%	(a)	6.50%	04/2027	1	1	—	1
Watermill Express, LLC+(5)	One stop	L + 5.50%		N/A(6)	04/2027	—	(1)	—	—
Winebow Holdings, Inc.+	One stop	L + 6.25%	(a)	7.25%	07/2025	7,839	7,747	0.3	7,839
						50,508	50,483	1.9	50,508

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L + 5.50%	(b)	6.51%	11/2028	$7,576	$7,505	0.3%	$7,576
BECO Holding Company, Inc.+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4)	—	—
BECO Holding Company, Inc.+(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(18)	—	—
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	4,127	4,128	0.2	4,127
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.50%	03/2024	1,396	1,415	0.1	1,396
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	899	907	—	899
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	848	842	—	848
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	432	440	—	432
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	275	277	—	275
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	215	215	—	215
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	03/2024	115	115	—	115
Jensen Hughes, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	03/2024	—	(11)	—	—
						15,883	15,811	0.6	15,883
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L + 6.00%	(b)	7.00%	07/2024	12,509	12,583	0.5	12,509
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(b)	7.00%	07/2024	9,963	9,875	0.4	9,963
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(b)	7.00%	07/2024	1,900	1,894	0.1	1,900
Inhance Technologies Holdings LLC+	One stop	L + 6.00%	(b)	7.00%	07/2024	43	43	—	43
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E + 6.25%	(g)	6.25%	09/2028	36,686	36,090	1.3	35,059
PHM NL SP Bidco B.V.+(8)(14)	One stop	L + 6.25%	(c)	6.75%	09/2028	13,766	13,542	0.5	13,766
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN + 6.25%	(k)	6.94%	09/2028	7,942	7,912	0.3	7,897
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E + 6.25%	(g)	6.25%	09/2028	3,779	3,704	0.1	3,706
						86,588	85,643	3.2	84,843
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	One stop	L + 5.50%	(b)	6.51%	10/2028	15,665	15,451	0.6	15,665
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(25)	—	—
EGD Security Systems, LLC *#+	One stop	L + 5.75%	(b)	6.76%	12/2028	52,537	52,035	2.0	52,537
EGD Security Systems, LLC +	One stop	L + 5.75%	(b)	6.50%	12/2028	280	277	—	280
EGD Security Systems, LLC +	One stop	L + 5.75%	(b)	6.75%	12/2027	85	80	—	85
EGD Security Systems, LLC +(5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(3)	—	—
Hydraulic Authority III Limited+~(8)(9)(10)	One stop	SN + 5.50%	(k)	6.22%	11/2025	10,967	11,114	0.5	11,443
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	248	252	—	255
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN + 5.50%		N/A(6)	11/2025	—	—	—	—
North Haven Stack Buyer, LLC*+	One stop	L + 5.50%	(b)	6.50%	07/2027	8,811	8,655	0.3	8,811

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(b)	6.50%	07/2027	$694	$634	—%	$694
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(a)	6.50%	07/2027	13	11	—	13
OVG Business Services, LLC+	One stop	L + 6.25%	(b)	7.25%	11/2028	1,809	1,770	0.1	1,754
OVG Business Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(2)
Profile Products LLC+	One stop	L + 5.50%	(b)	6.25%	11/2027	4,995	4,901	0.2	4,995
Profile Products LLC+(8)	One stop	L + 5.50%	(b)	6.25%	11/2027	1,295	1,271	—	1,295
Profile Products LLC+	One stop	P + 4.50%	(e)	8.00%	11/2027	6	5	—	6
Profile Products LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(13)	—	—
Profile Products LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(b)	6.51%	11/2028	29,672	29,117	1.2	29,672
PT Intermediate Holdings III, LLC+	One stop	L + 5.50%	(b)	6.51%	11/2028	20,978	20,769	0.8	20,978
PT Intermediate Holdings III, LLC+	One stop	L + 5.50%	(b)	6.51%	11/2028	9,950	9,814	0.4	9,950
Radwell International, LLC+	One stop	L + 5.25%	(b)	6.00%	07/2027	3,899	3,887	0.1	3,899
Radwell International, LLC+	One stop	L + 5.25%	(b)	6.05%	07/2027	55	55	—	55
Radwell International, LLC+	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(b)	6.00%	06/2027	2,458	2,415	0.1	2,458
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(b)(c)	6.15%	06/2027	21	21	—	21
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
WRE Holding Corp.*#	Senior loan	SF + 5.25%	(m)(n)	6.25%	01/2025	2,241	2,243	0.1	2,241
WRE Holding Corp.+	Senior loan	SF + 5.25%	(m)(n)	6.25%	01/2025	925	930	0.1	925
WRE Holding Corp.+	Senior loan	SF + 5.25%	(m)(n)	6.25%	01/2025	678	675	—	678
WRE Holding Corp.+	Senior loan	SF + 5.25%	(m)(n)	6.25%	01/2025	402	399	—	402
WRE Holding Corp.+	Senior loan	SF + 5.25%	(m)(n)	6.25%	01/2025	129	132	—	129
WRE Holding Corp.+	Senior loan	SF + 5.25%	(e)(n)	6.56%	01/2025	34	34	—	34
WRE Holding Corp.+	Senior loan	SF + 5.25%	(m)(n)	6.25%	01/2025	23	23	—	23
WRE Holding Corp.+	Senior loan	SF + 5.25%	(n)	6.25%	01/2025	6	4	—	6
						168,876	166,929	6.5	169,302
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L + 5.75%	(c)	6.50%	09/2028	10,349	10,159	0.4	10,349
Lightning Finco Limited+(8)(9)(10)	One stop	E + 5.75%	(g)	6.50%	09/2028	1,262	1,239	—	1,175
						11,611	11,398	0.4	11,524
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	778	767	—	778
AmerCareRoyal LLC+	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	166	164	—	166
AmerCareRoyal LLC+	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	161	159	—	161
AmerCareRoyal LLC+(8)	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	144	142	—	144
Chase Intermediate+	One stop	L + 5.50%	(b)(c)	6.25%	10/2028	3,785	3,757	0.2	3,785
Chase Intermediate+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
Chase Intermediate+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(22)	—	—
Chase Intermediate+	One stop	L + 5.50%		N/A(6)	10/2028	—	—	—	—
Fortis Solutions Group LLC*#+	One stop	L + 5.50%	(b)	6.51%	10/2028	24,841	24,376	0.9	24,841
Fortis Solutions Group LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(6)	—	—
Fortis Solutions Group LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(95)	—	—
						29,875	29,239	1.1	29,875

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
PetroChoice Holdings, Inc.#+	Senior loan	L + 5.00%	(b)	6.00%	08/2022	$3,224	$3,225	0.2%	$3,054
WSC Holdings Midco LLC+	Senior loan	L + 4.50%	(a)	5.50%	07/2027	2,976	2,950	0.1	2,976
WSC Holdings Midco LLC+	Senior loan	L + 4.50%	(b)	5.50%	07/2027	868	852	—	868
WSC Holdings Midco LLC+	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
						7,068	7,027	0.3	6,898
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF + 6.25%	(n)	7.05%	02/2026	1,597	1,564	0.2	1,597
Certus Pest, Inc.#	One stop	SF + 6.25%	(n)	7.00%	02/2026	1,527	1,477	0.1	1,527
Certus Pest, Inc.#	One stop	SF + 6.25%	(n)(o)	7.56%	02/2026	1,080	1,069	—	1,080
Certus Pest, Inc.+	One stop	SF + 6.25%	(n)	7.05%	02/2026	757	740	—	757
Certus Pest, Inc.#	One stop	SF + 6.25%	(n)	7.05%	02/2026	667	630	—	667
Certus Pest, Inc.+	One stop	SF + 6.25%	(o)	7.50%	02/2026	650	645	—	650
Certus Pest, Inc.+	One stop	SF + 6.25%	(o)	7.57%	02/2026	384	374	—	384
Certus Pest, Inc.+	One stop	SF + 6.25%	(n)	7.00%	02/2026	240	223	—	240
Certus Pest, Inc.+	One stop	SF + 6.25%	(n)	7.05%	02/2026	131	101	—	131
Certus Pest, Inc.+	One stop	SF + 6.25%	(o)	7.57%	02/2026	55	49	—	55
Certus Pest, Inc.+	One stop	P + 5.25%	(e)	8.75%	02/2026	24	23	—	24
Certus Pest, Inc.+(5)	One stop	L + 6.25%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.+(5)	One stop	L + 6.25%		N/A(6)	02/2026	—	(15)	—	—
CHHJ Midco, LLC#	Senior loan	L + 5.00%	(b)	6.01%	01/2026	2,737	2,716	0.1	2,737
CHHJ Midco, LLC+	Senior loan	L + 5.00%	(b)	6.01%	01/2026	4	4	—	4
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	07/2027	1,721	1,706	0.1	1,721
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(a)	5.50%	07/2027	1,677	1,654	0.1	1,677
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.50%	07/2027	1,099	1,086	—	1,099
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	07/2027	777	767	—	777
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.50%	07/2027	200	197	—	200
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)(e)	5.50%	07/2027	18	17	—	18
EMS LINQ, LLC+	One stop	L + 6.25%	(b)	7.26%	12/2027	9,591	9,500	0.4	9,591
EMS LINQ, LLC+(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	—
EWC Growth Partners LLC+	One stop	L + 7.50%	(b)	6.51% cash/2.00% PIK	03/2026	926	915	—	898
EWC Growth Partners LLC+	One stop	L + 7.50%	(b)	6.51% cash/2.00% PIK	03/2026	61	60	—	60
EWC Growth Partners LLC+	One stop	L + 7.50%	(b)	6.51% cash/2.00% PIK	03/2026	19	18	—	18
Excelligence Learning Corporation#+	One stop	L + 6.00%	(b)	7.01%	04/2023	10,802	10,699	0.4	10,802
Flores & Associates, LLC+	One stop	L + 5.25%	(b)	6.26%	04/2027	3,759	3,687	0.2	3,759
Flores & Associates, LLC+	One stop	L + 5.25%	(b)	6.26%	04/2027	1,584	1,565	0.1	1,584
Flores & Associates, LLC+	One stop	L + 5.25%	(b)	6.26%	04/2027	838	829	—	838
Flores & Associates, LLC+	One stop	L + 5.25%	(b)	6.26%	04/2027	773	765	—	773
Flores & Associates, LLC+(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(1)	—	—
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)	7.00%	03/2027	9,144	8,994	0.3	9,144
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)	7.00%	03/2027	228	216	—	228
FPG Intermediate Holdco, LLC+	One stop	P + 5.00%	(a)(e)	8.39%	03/2027	34	33	—	34
FSS Buyer LLC+	One stop	L + 5.75%	(b)	6.50%	08/2028	5,519	5,418	0.2	5,519
FSS Buyer LLC+(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	—
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	5.75%	03/2025	2,509	2,539	0.1	2,459
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	5.76%	03/2025	1,350	1,347	0.1	1,323
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	5.75%	03/2025	609	598	—	581
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	5.76%	03/2025	33	33	—	32
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Liminex, Inc.+~	One stop	L + 7.25%	(b)	8.26%	11/2026	$25,462	$25,089	1.0%	$25,462
Liminex, Inc.+	One stop	L + 7.25%	(b)	8.26%	11/2026	800	793	—	800
Liminex, Inc.+(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	5,747	5,687	0.3	5,747
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	3,693	3,709	0.1	3,660
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	693	710	—	686
Litera Bidco LLC+	One stop	L + 5.75%	(a)	6.75%	05/2026	693	711	—	686
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.00%	05/2026	144	139	—	144
Litera Bidco LLC+	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mathnasium, LLC#	One stop	L + 5.00%	(b)	5.75%	11/2027	9,307	9,220	0.4	9,307
Mathnasium, LLC+	One stop	L + 5.00%	(b)	5.75%	11/2027	13	12	—	13
PADI Holdco, Inc.*#	One stop	L + 7.25%	(b)	6.75% cash/1.50% PIK	04/2024	21,650	21,718	0.8	20,567
PADI Holdco, Inc.+~(8)(9)	One stop	E + 7.25%	(g)	5.75% cash/1.50% PIK	04/2024	20,820	21,002	0.7	18,769
PADI Holdco, Inc.~	One stop	L + 7.25%	(b)	6.75% cash/1.50% PIK	04/2024	818	814	—	777
PADI Holdco, Inc.+	One stop	L + 7.25%	(b)	6.75% cash/1.50% PIK	04/2024	169	168	—	160
PADI Holdco, Inc.+(5)	One stop	L + 5.75%		N/A(6)	04/2023	—	(1)	—	(5)
Provenance Buyer LLC#+	One stop	L + 5.00%	(b)	6.01%	06/2027	18,371	18,049	0.7	18,371
Provenance Buyer LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	Senior loan	L + 5.00%		N/A(6)	06/2027	—	(3)	—	—
						171,504	170,052	6.4	168,132
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L + 6.00%	(b)	7.01%	12/2027	4,036	3,964	0.2	4,036
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.25%	(c)	6.75%	07/2027	8,058	7,970	0.2	8,058
Banker's Toolbox, Inc.+	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	—
Flash Topco, Inc. *	One stop	L + 5.75%	(a)	6.50%	10/2028	9,869	9,776	0.4	9,869
Flash Topco, Inc. +(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	—
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	4,600	4,545	0.2	4,600
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	6.25%	11/2026	23	22	—	23
						26,586	26,276	1.0	26,586

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	L + 5.00%	(b)	6.01%	12/2024	$1,636	$1,612	0.1%	$1,636

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L + 5.50%	(b)	6.50%	10/2025	20,323	20,140	0.8	20,323
CST Buyer Company#+~	One stop	L + 5.50%	(b)	6.50%	10/2025	10,189	10,112	0.4	10,189
CST Buyer Company+	One stop	L + 5.50%		N/A(6)	10/2025	—	—	—	—
Electrical Source Holdings, LLC*#+	One stop	L + 5.50%	(b)	6.25%	11/2025	76,366	76,036	2.9	76,366
Electrical Source Holdings, LLC+	One stop	L + 5.50%	(b)	6.42%	11/2025	19,880	19,880	0.8	19,880
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.51%	11/2025	652	644	—	652
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.51%	11/2025	138	137	—	138
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.41%	11/2025	94	92	—	94
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.51%	11/2025	94	94	—	94
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.25%	11/2025	89	88	—	89
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.51%	11/2025	88	86	—	88
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.51%	11/2025	46	46	—	46
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.25%	11/2025	42	41	—	42
Electrical Source Holdings, LLC+	Second lien	L + 5.50%	(b)	6.51%	11/2025	35	35	—	35
Electrical Source Holdings, LLC+	Senior loan	L + 5.50%	(b)	6.25%	11/2025	17	17	—	17
Electrical Source Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(119)	—	—
Watchfire Enterprises, Inc.+	Second lien	L + 8.00%	(a)	9.00%	10/2024	9,435	9,391	0.3	9,435
Watchfire Enterprises, Inc.+	Senior loan	L + 4.25%	(b)	5.26%	07/2024	1,725	1,713	0.1	1,725
						139,213	138,433	5.3	139,213

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(b)	6.51%	09/2023	$18,323	$18,420	0.7%	$18,323
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(b)	6.51%	09/2023	3,293	3,292	0.2	3,293
Cafe Rio Holding, Inc.#+	One stop	L + 5.50%	(b)	6.51%	09/2023	2,214	2,249	0.1	2,214
Cafe Rio Holding, Inc.*#	One stop	L + 5.50%	(b)	6.51%	09/2023	1,405	1,428	0.1	1,405
Cafe Rio Holding, Inc.#+	One stop	L + 5.50%	(b)	6.51%	09/2023	1,241	1,261	—	1,241
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(b)	6.51%	09/2023	178	178	—	178
Cafe Rio Holding, Inc.+	One stop	L + 5.50%	(b)	6.51%	09/2023	30	30	—	30
Captain D's, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2023	13,688	13,712	0.6	13,688
Captain D's, LLC~	Senior loan	L + 4.50%	(a)	5.50%	12/2023	2,138	2,119	0.1	2,138
Captain D's, LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	907	918	—	907
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	713	721	—	713
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	699	698	—	699
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	344	343	—	344
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	343	343	—	343
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	169	169	—	169
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	103	103	—	103
Ruby Slipper Cafe LLC, The*+	One stop	L + 7.50%	(b)	8.51%	01/2023	2,035	2,032	0.1	2,035
Ruby Slipper Cafe LLC, The+	One stop	L + 7.50%	(b)	8.51%	01/2023	412	416	—	412
Ruby Slipper Cafe LLC, The+	One stop	L + 7.50%	(b)	8.51%	01/2023	30	30	—	30
Wetzel's Pretzels, LLC*#+	One stop	L + 6.50%	(b)	7.51%	09/2023	15,347	15,203	0.6	15,347
Wetzel's Pretzels, LLC+	One stop	L + 6.50%	(b)	7.51%	09/2023	—	—	—	—
Wineshipping.com LLC+	One stop	L + 5.75%	(b)	6.75%	10/2027	6,828	6,764	0.3	6,828
Wineshipping.com LLC+	One stop	L + 5.75%	(b)	6.75%	10/2027	23	23	—	23
Wineshipping.com LLC+(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(9)	—	—
Wood Fired Holding Corp.*#	One stop	L + 6.25%	(a)(b)	7.25%	12/2023	11,351	11,420	0.4	11,351
Wood Fired Holding Corp.+(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
Zenput Inc.+	One stop	L + 9.00%	(b)	7.00% cash/3.00% PIK	06/2026	1,115	1,110	—	1,121
Zenput Inc.+	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
						82,929	82,972	3.2	82,935

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	4.51% cash/3.00% PIK	06/2027	$13,287	$13,062	0.5%	$13,287
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	4.51% cash/3.00% PIK	06/2027	1,096	1,075	—	1,096
Borrower R365 Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	L + 3.50%		N/A(6)	06/2027	—	(1)	—	—
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(b)	5.75% cash/1.00% PIK	12/2023	5,005	4,950	0.2	4,904
Flavor Producers, LLC+	Senior loan	L + 4.75%	(a)	5.75%	12/2022	16	13	—	14
Kodiak Cakes, LLC*#+	Senior loan	L + 4.50%	(a)	5.50%	06/2027	12,369	12,125	0.5	12,369
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(a)	5.50%	06/2026	50	48	—	50
Louisiana Fish Fry Products, Ltd.*+	One stop	L + 5.75%	(b)	6.76%	07/2027	9,826	9,738	0.4	9,826
Louisiana Fish Fry Products, Ltd.+	One stop	L + 5.75%	(a)(b)	6.76%	07/2027	51	49	—	51
MAPF Holdings, Inc.*#+~	One stop	L + 5.50%	(b)	6.51%	12/2026	38,171	37,867	1.4	38,171
MAPF Holdings, Inc.+	One stop	L + 5.50%	(b)(e)	6.51%	12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.*+~	One stop	L + 6.00%	(b)(c)	7.00%	12/2026	17,814	17,620	0.7	17,635
P&P Food Safety Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	(1)
P&P Food Safety Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(5)	—	(6)
Purfoods, LLC+	One stop	N/A		7.00% PIK	05/2026	60	64	—	60
Ultimate Baked Goods Midco LLC+	One stop	L + 6.25%	(b)	7.26%	08/2027	6,705	6,645	0.2	6,571
Ultimate Baked Goods Midco LLC+	One stop	L + 6.25%	(b)	7.25%	08/2027	42	11	—	41
Whitebridge Pet Brands, LLC+	One stop	L + 5.00%	(a)	6.00%	07/2027	15,180	14,909	0.6	15,180
Whitebridge Pet Brands, LLC+	One stop	L + 5.00%	(a)	6.00%	07/2027	40	39	—	40
Wizard Bidco Limited+(8)(9)(10)	One stop	SN + 4.75%	(k)	5.44%	03/2029	7,162	7,054	0.3	7,050
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN + 4.75%		N/A(6)	03/2028	—	(1)	—	(1)
						126,944	125,328	4.8	126,407

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#~	One stop	L + 5.00%	(b)	6.00%	06/2025	$4,115	$4,162	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	L + 5.00%	(b)	6.00%	06/2025	263	261	—	263
Aspen Medical Products, LLC+	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF + 6.50%	(l)	7.43%	08/2028	5,415	5,348	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E + 6.50%	(f)	6.50%	08/2028	3,427	3,385	0.1	3,205
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN + 6.50%	(k)	7.47%	08/2028	983	937	—	930
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E + 6.50%	(g)	6.50%	08/2028	783	753	—	765
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN + 6.50%		N/A(6)	08/2028	—	(18)	—	—
Belmont Instrument, LLC#+	Senior loan	SF + 4.75%	(n)	5.75%	12/2023	5,176	5,153	0.2	5,176
Belmont Instrument, LLC+	Senior loan	SF + 4.75%	(n)	5.75%	12/2023	475	471	—	475
Blades Buyer, Inc.#+~	Senior loan	L + 4.75%	(b)	5.75%	03/2028	8,668	8,596	0.3	8,581
Blades Buyer, Inc.+	Senior loan	SF + 4.75%	(n)	5.75%	03/2028	1,402	1,377	0.1	1,395
Blades Buyer, Inc.+(5)	Senior loan	L + 4.75%		N/A(6)	03/2028	—	(2)	—	(1)
Blades Buyer, Inc.+(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(2)	—	(2)
Blue River Pet Care, LLC*#+	One stop	L + 5.00%	(a)	5.46%	07/2026	47,520	47,204	1.8	47,045
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(2)	—	(4)
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(39)	—	(39)
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(14)	—	(15)
CCSL Holdings, LLC*+	One stop	L + 6.00%	(c)	7.50%	12/2026	15,477	15,323	0.6	15,477
CCSL Holdings, LLC+	One stop	L + 6.00%	(c)	7.50%	12/2026	4,177	4,123	0.2	4,177
CCSL Holdings, LLC+	One stop	L + 6.00%	(b)(e)	7.31%	12/2026	50	48	—	50
CMI Parent Inc.#+	Senior loan	L + 4.25%	(b)	5.06%	08/2025	6,532	6,608	0.2	6,532
CMI Parent Inc.+	Senior loan	L + 4.25%	(b)	5.26%	08/2025	3,236	3,208	0.1	3,236
CMI Parent Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	—
G & H Wire Company, Inc.#+	One stop	L + 7.00%	(c)	8.50%	09/2023	11,042	11,011	0.5	11,042
G & H Wire Company, Inc.+	One stop	L + 7.00%	(b)(c)	8.00%	09/2022	72	71	—	72
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(b)	7.00%	08/2024	1,993	1,957	—	1,236
Joerns Healthcare, LLC*+(7)	One stop	L + 6.00%	(b)	7.00%	08/2024	1,916	1,889	—	383
Joerns Healthcare, LLC+	One stop	N/A		15.00% PIK	11/2022	1,197	1,179	—	1,197
Lombart Brothers, Inc.*#+~	One stop	L + 6.25%	(b)	7.25%	04/2023	28,793	28,775	1.1	28,793
Lombart Brothers, Inc.+	One stop	L + 6.25%	(b)	7.26%	04/2023	5,201	5,149	0.2	5,201
Lombart Brothers, Inc.#+(8)	One stop	L + 6.25%	(b)	7.25%	04/2023	3,084	3,083	0.2	3,084
Lombart Brothers, Inc.+	One stop	L + 6.25%	(a)	7.25%	04/2023	116	115	—	116
Lombart Brothers, Inc.+(8)	One stop	L + 6.25%	(a)	7.25%	04/2023	50	50	—	50
						161,163	160,157	6.0	157,950

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L + 5.50%	(a)	6.25%	12/2027	$8,371	$8,291	0.3%	$8,371
AAH TOPCO, LLC +	Subordinated debt	N/A		11.50% PIK	12/2031	1,019	1,000	—	1,019
AAH TOPCO, LLC +(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	—
AAH TOPCO, LLC +(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(5)	—	—
Active Day, Inc.#+	One stop	SF + 5.25%	(n)	6.25%	02/2025	17,835	17,618	0.7	17,835
Active Day, Inc.#+	One stop	SF + 5.25%	(n)	6.25%	02/2025	1,377	1,360	0.1	1,377
Active Day, Inc.*#	One stop	SF + 5.25%	(n)	6.25%	02/2025	887	876	—	887
Active Day, Inc.+	One stop	SF + 5.25%	(n)	6.25%	02/2025	707	698	—	707
Active Day, Inc.+	One stop	SF + 5.25%	(n)	6.25%	02/2025	623	616	—	623
Active Day, Inc.*#	One stop	SF + 5.25%	(n)	6.25%	02/2025	613	606	—	613
Active Day, Inc.+(5)	One stop	SF + 5.25%		N/A(6)	02/2025	—	(2)	—	—
Active Day, Inc.+	One stop	L + 6.00%	(b)	7.01%	02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	L + 6.00%	(b)	7.00%	03/2025	16,327	16,166	0.6	16,327
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	4,098	4,104	0.2	4,139
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(b)	7.25%	03/2025	3,651	3,623	0.1	3,687
Acuity Eyecare Holdings, LLC#+	One stop	L + 6.25%	(b)	7.26%	03/2025	3,504	3,540	0.1	3,539
Acuity Eyecare Holdings, LLC+~	One stop	L + 6.25%	(b)	7.26%	03/2025	3,219	3,281	0.1	3,251
Acuity Eyecare Holdings, LLC+~	One stop	L + 6.25%	(b)	7.26%	03/2025	1,877	1,936	0.1	1,896
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	455	462	—	459
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(b)	7.26% cash/6.75% PIK	03/2025	244	243	—	259
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(b)(e)	7.31%	03/2025	195	194	—	195
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	167	167	—	169
Acuity Eyecare Holdings, LLC+	Senior loan	L + 6.25%	(b)	7.25%	03/2025	110	110	—	112
Acuity Eyecare Holdings, LLC+	One stop	L + 13.00%	(b)	7.25% cash/6.75% PIK	03/2025	94	93	—	99
Acuity Eyecare Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	1	1	—	1
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(e)	7.25%	07/2021	14,854	6,855	—	255
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 8.50%	(a)	9.75%	07/2021	5,425	6	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(e)	7.25%	07/2021	1,016	469	—	17
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(e)	7.25%	07/2021	751	545	—	14
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(b)	7.01%	03/2027	4,329	4,290	0.2	4,377
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(b)	7.01%	03/2027	3,956	3,907	0.2	3,995
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L + 10.50%	(b)	11.51%	03/2028	1,787	1,767	0.1	1,787
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L + 10.50%	(b)	11.51%	03/2028	680	674	—	680
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L + 10.50%	(b)	11.51%	03/2028	74	71	—	74
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	—
CRH Healthcare Purchaser, Inc.*~	Senior loan	L + 4.50%	(b)	5.51%	12/2024	19,502	19,498	0.7	19,502
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	5.51%	12/2024	5,224	5,181	0.2	5,224
CRH Healthcare Purchaser, Inc.#+	Senior loan	L + 4.50%	(b)	5.51%	12/2024	4,132	4,116	0.2	4,132
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(b)	5.51%	12/2024	3,538	3,506	0.1	3,538

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	$—	$(2)	—%	$—
Datix Bidco Limited+(8)(9)(10)	Senior loan	L + 4.50%	(k)	4.96%	04/2025	60,764	59,727	2.2	58,459
Datix Bidco Limited+(8)(9)(10)	Second lien	L + 7.75%	(k)	8.21%	04/2026	21,561	21,180	0.8	20,743
Emerge Intermediate, Inc.*#	One stop	L + 6.00%	(b)	7.01%	05/2024	19,364	19,214	0.7	19,364
Emerge Intermediate, Inc.+(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	990	983	—	990
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	622	617	—	622
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	309	306	—	309
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	295	293	—	295
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	267	265	—	267
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	7.76%	11/2024	246	244	—	246
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	164	162	—	164
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	7.76%	11/2024	110	110	—	110
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	7.76%	11/2024	69	68	—	69
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	7.76%	11/2024	57	57	—	57
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	56	56	—	56
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	7.75%	11/2024	47	46	—	47
Encorevet Group LLC+	One stop	L + 6.75%	(b)	7.76%	11/2024	32	32	—	32
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	7.76%	11/2024	10	10	—	10
Encorevet Group LLC+(5)	One stop	L + 6.75%		N/A(6)	11/2024	—	(2)	—	—
ERC Topco Holdings, LLC+	One stop	L + 5.50%	(a)	6.25%	11/2028	9,451	9,365	0.4	9,451
ERC Topco Holdings, LLC+	One stop	L + 5.50%	(a)(e)	6.53%	11/2027	31	30	—	31
ERC Topco Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(4)	—	—
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	18,823	18,868	0.5	13,176
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	8,257	8,312	0.2	5,780
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	7,230	7,283	0.2	5,062
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	5,322	5,331	0.2	3,726
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	2,469	2,487	0.1	1,728
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	1,585	1,596	0.1	1,109
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	1,171	1,180	—	820
Eyecare Services Partners Holdings LLC*#	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	1,032	1,039	—	722
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	667	671	—	467
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(b)	2.00% cash/5.25% PIK	05/2023	410	410	—	288
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	C + 4.50%	(j)	5.50%	03/2027	11,653	11,571	0.5	12,476
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(j)	5.69%	03/2027	549	544	—	558
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(j)	5.71%	03/2027	186	184	—	197
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L + 4.50%	(b)	5.51%	03/2027	75	74	—	75
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%	(b)	5.75%	12/2026	848	841	—	848
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%	(a)(b)	5.75%	12/2026	33	32	—	33
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(b)(e)	5.51%	03/2028	10,048	9,962	0.4	10,048
Klick Inc.+(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L + 5.25%	(b)	6.26%	05/2025	2,323	2,315	0.1	2,323

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(b)	6.26%	05/2025	$1,868	$1,866	0.1%	$1,868
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(b)	6.26%	05/2025	1,097	1,122	—	1,097
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(b)	6.26%	05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(17)	—	—
MWD Management, LLC & MWD Services, Inc.#+	One stop	L + 5.50%	(b)	6.51%	06/2023	9,237	9,215	0.4	9,237
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.50%	(b)	6.51%	06/2023	4,448	4,479	0.2	4,448
MWD Management, LLC & MWD Services, Inc.+	One stop	L + 5.50%	(a)	6.50%	06/2022	40	40	—	40
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.25%	(j)	6.43%	05/2028	20,333	20,065	0.8	19,712
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(b)	6.26%	05/2028	4,348	4,293	0.2	4,348
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(b)	6.26%	05/2028	2,830	2,803	0.1	2,830
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.25%	(j)	6.43%	05/2028	1,206	1,173	—	1,202
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.25%	(j)	6.42%	05/2026	93	91	—	94
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(b)	6.26%	05/2026	60	59	—	60
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.25%	(b)	6.26%	05/2028	15	14	—	15
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	19,110	17,374	0.7	17,184
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	2,218	1,862	0.1	1,994
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	2,101	1,899	0.1	1,890
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	1,591	1,336	0.1	1,430
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	1,406	1,180	0.1	1,264
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	1,224	1,028	0.1	1,100
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	953	800	—	857
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	826	694	—	743
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	509	428	—	458
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)(e)	7.26%	05/2022	291	264	—	262
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	97	88	—	87
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	88	80	—	79
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	68	62	—	62
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(b)	7.26%	05/2022	63	57	—	57
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(b)	6.75%	01/2023	18,831	18,824	0.7	18,831
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(b)	6.75%	01/2023	7,592	7,574	0.3	7,592
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(b)	6.75%	01/2023	1,546	1,546	0.1	1,546
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.75%	01/2023	698	700	0.1	698
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.75%	01/2023	184	184	—	184
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.75%	01/2023	106	105	—	106
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.75%	01/2023	37	37	—	37
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%		N/A(6)	01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	25,504	25,094	0.8	21,679
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	310	306	—	264
PPT Management Holdings, LLC+	One stop	L + 10.50%	(b)	7.00% cash/4.50% PIK	12/2022	280	272	—	216
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	182	180	—	156
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	90	84	—	76
Suveto Buyer, LLC+	One stop	L + 4.25%	(b)	5.26%	09/2027	18,395	18,151	0.7	18,395
Suveto Buyer, LLC+	One stop	L + 4.25%	(b)	5.26%	09/2027	18	17	—	18
						467,721	446,801	16.1	422,194
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior loan	L + 8.25%	(b)	9.25%	09/2024	$374	$372	—%	$372
Connexin Software, Inc.+~	One stop	L + 8.50%	(b)	9.50%	02/2024	8,626	8,661	0.3	8,626
Connexin Software, Inc.+	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	SF + 7.00%	(n)	8.00%	03/2027	7,549	7,486	0.3	7,549
ESO Solution, Inc.+(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(b)	6.75%	08/2026	6,218	6,189	0.2	6,218
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	6.76%	08/2026	2,964	2,929	0.1	2,964
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	6.76%	08/2026	1,952	1,937	0.1	1,952
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	6.76%	08/2026	1,069	1,048	—	1,069
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	6.76%	08/2026	638	633	—	638
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(a)	6.75%	09/2025	13	12	—	13
HSI Halo Acquisition, Inc.+(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(1)	—	—
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	10,273	10,221	0.4	10,364
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	6,588	6,280	0.3	6,647
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	1,506	1,472	0.1	1,519
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	941	937	—	949
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	753	750	—	760
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	150	149	—	151
Kareo, Inc.+	One stop	L + 9.00%	(a)	10.00%	06/2023	80	80	—	80
Kareo, Inc.+(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(21)	—	—
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	5.80%	06/2025	3,951	3,998	0.2	3,951
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	5.80%	06/2025	1,927	1,917	0.1	1,927
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	6.01%	06/2025	15,045	15,045	0.6	15,045
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.00%	(b)	6.01%	06/2025	12,256	12,169	0.5	12,256
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	6.01%	06/2025	1,462	1,455	0.1	1,462
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.00%	(b)	6.01%	06/2025	978	978	—	978
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.*#+~	One stop	L + 4.50%	(b)	5.51%	02/2026	66,708	65,815	2.5	66,708
Transaction Data Systems, Inc.+(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(4)	—	—
						152,021	150,504	5.8	152,198

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*#+	One stop	L + 4.50%	(b)	5.50%	08/2025	$50,829	$51,704	1.9%	$50,829
BJH Holdings III Corp.+	One stop	L + 4.50%	(a)(b)	5.50%	08/2025	150	145	—	150
CR Fitness Holdings, LLC#~	Senior loan	L + 4.00%	(a)	5.00%	07/2025	1,968	1,977	0.1	1,968
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.00%	07/2025	832	828	—	832
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.00%	07/2025	74	74	—	74
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)	6.25% cash/1.50% PIK	07/2024	7,120	7,091	0.3	6,764
Davidson Hotel Company, LLC+	One stop	L + 6.75%	(a)	6.25% cash/1.50% PIK	07/2024	1,094	1,092	0.1	1,039
Davidson Hotel Company, LLC+(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(6)
EOS Fitness Opco Holdings, LLC*#	One stop	L + 4.75%	(b)	5.75%	01/2025	8,552	8,592	0.4	8,552
EOS Fitness Opco Holdings, LLC+	One stop	L + 4.75%	(b)	5.75%	01/2025	901	904	—	901
EOS Fitness Opco Holdings, LLC+	One stop	L + 4.75%	(b)	5.75%	01/2025	120	120	—	120
Freddy's Frozen Custard LLC~	One stop	L + 5.00%	(b)	6.00%	03/2027	9,209	9,133	0.4	9,209
Freddy's Frozen Custard LLC+(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(b)	7.00% cash/4.00% PIK	08/2026	788	693	—	796
Harri US LLC+	One stop	L + 6.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(6)	—	14
SSRG Holdings, LLC+	One stop	L + 4.75%	(b)	5.76%	11/2025	904	893	—	904
SSRG Holdings, LLC+	One stop	L + 4.75%	(b)	5.75%	11/2025	75	75	—	75
Tropical Smoothie Cafe Holdings, LLC*#	Senior loan	L + 5.25%	(a)(b)	6.25%	09/2026	13,695	13,571	0.5	13,695
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.25%	(a)(b)	6.25%	09/2026	6,477	6,424	0.2	6,477
Tropical Smoothie Cafe Holdings, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
						102,788	103,308	3.9	102,393
Household Durables
Groundworks LLC+	Senior loan	L + 5.00%	(b)	6.01%	01/2026	4,638	4,586	0.2	4,638
Groundworks LLC+	Senior loan	L + 5.00%	(b)	6.01%	01/2026	1,814	1,793	0.1	1,814
Groundworks LLC+	Senior loan	L + 5.00%	(b)	6.01%	01/2026	1,209	1,198	—	1,209
Groundworks LLC+	Senior loan	L + 5.00%	(b)	6.01%	01/2026	1,077	1,063	—	1,077
Groundworks LLC+	Senior loan	L + 5.00%	(b)	6.01%	01/2026	83	82	—	83
Groundworks LLC+	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC+(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(5)	—	—
						8,821	8,717	0.3	8,821
Household Products
WU Holdco, Inc. #+	One stop	L + 5.50%	(b)	6.51%	03/2026	3,762	3,817	0.1	3,762
WU Holdco, Inc. +	One stop	L + 5.50%	(b)	6.51%	03/2026	1,325	1,325	0.1	1,325
WU Holdco, Inc. +	One stop	L + 5.50%	(a)	6.50%	03/2026	344	341	—	344
WU Holdco, Inc. +	One stop	P + 4.50%	(e)	8.00%	03/2025	4	4	—	4
						5,435	5,487	0.2	5,435

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior loan	L + 4.50%	(a)	4.96%	04/2026	$2,367	$2,420	0.1%	$2,365
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.50%	(a)	4.96%	04/2026	136	135	—	136
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.50%	(a)	5.25%	04/2026	13	13	—	13
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.50%		N/A(6)	04/2025	—	—	—	—
Essential Services Holdings Corporation+	One stop	L + 5.75%	(a)	6.75%	11/2026	54	47	—	54
Essential Services Holdings Corporation+(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	—
Madison Safety & Flow LLC+	Senior loan	L + 4.00%	(a)	4.29%	03/2025	457	456	—	457
Madison Safety & Flow LLC+	Senior loan	L + 4.00%	(a)	4.39%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited~(8)(9)(10)	One stop	E + 5.75%	(f)	6.75%	11/2027	7,969	7,789	0.3	7,403
Specialty Measurement Bidco Limited~(8)(10)	One stop	L + 5.75%	(b)	6.75%	11/2027	7,961	7,784	0.3	7,961
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	11/2027	—	(43)	—	—
						18,960	18,603	0.7	18,392

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	L + 5.50%	(a)	6.25%	10/2028	$25,498	$25,261	1.0%	$25,498
Alera Group, Inc.+	One stop	L + 5.50%	(a)	6.25%	10/2028	6,997	6,897	0.3	6,997
Alera Group, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
AMBA Buyer, Inc. +	One stop	L + 5.75%	(b)	6.50%	07/2027	3,205	3,176	0.1	3,173
AMBA Buyer, Inc. +	One stop	L + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. +(5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(4)	—	(10)
Captive Resources Midco, LLC*#+~	One stop	L + 5.50%	(a)	6.25%	05/2027	52,638	52,644	2.0	52,638
Captive Resources Midco, LLC+	One stop	L + 5.50%	(a)	6.25%	05/2027	6,762	6,698	0.3	6,762
Captive Resources Midco, LLC+(5)	One stop	L + 5.50%		N/A(6)	05/2027	—	(11)	—	—
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(b)	6.25%	08/2025	2,525	2,492	0.1	2,525
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%	(b)	6.75%	08/2025	2,433	2,431	0.1	2,455
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(b)	6.75%	08/2025	1,525	1,506	0.1	1,538
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(b)	6.75%	08/2025	777	774	—	785
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%	(b)	6.75%	08/2025	470	468	—	474
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(b)(c)	6.75%	08/2025	245	244	—	248
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2025	—	(1)	—	—
J.S. Held Holdings, LLC#+	One stop	L + 5.50%	(b)	6.51%	07/2025	6,454	6,431	0.2	6,399
J.S. Held Holdings, LLC+	One stop	L + 5.50%	(b)	6.51%	07/2025	1,485	1,462	0.1	1,473
J.S. Held Holdings, LLC+	One stop	SF + 5.50%	(n)	6.50%	07/2025	1,437	1,409	0.1	1,423
J.S. Held Holdings, LLC+	One stop	P + 4.50%	(a)(b)(e)	8.00%	07/2025	32	28	—	28
J.S. Held Holdings, LLC+(5)	One stop	SF + 5.50%		N/A(6)	07/2025	—	(6)	—	(6)
Keystone Agency Partners LLC+	Senior loan	L + 5.50%	(b)	6.51%	05/2027	2,309	2,276	0.1	2,309
Keystone Agency Partners LLC+(5)	Senior loan	L + 5.50%		N/A(6)	05/2027	—	(3)	—	—
Long Term Care Group, Inc.+	One stop	L + 6.00%	(a)	6.75%	09/2027	2,999	2,945	0.1	2,939
Majesco*#	One stop	L + 7.25%	(b)	8.26%	09/2027	18,847	18,593	0.7	18,847
Majesco+(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(3)	—	—
Norvax, LLC+	Senior loan	L + 6.50%	(b)	7.50%	09/2025	32,950	32,707	1.2	32,291
Norvax, LLC+	Senior loan	L + 6.50%	(b)	7.50%	09/2025	9,975	9,816	0.4	9,776
Pareto Health Intermediate Holdings, Inc. +	One stop	L + 5.75%	(b)(e)	6.76%	08/2025	7,280	7,219	0.2	7,280
Patriot Growth Insurance Services, LLC+	One stop	L + 5.50%	(b)	6.25%	10/2028	8,306	8,228	0.3	8,306
Patriot Growth Insurance Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	—
Patriot Growth Insurance Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(26)	—	—
People Corporation~(8)(9)(12)	One stop	C + 6.25%	(j)	7.25%	02/2028	14,802	14,584	0.6	15,157
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(j)	7.25%	02/2028	4,941	4,895	0.2	4,946
People Corporation+(8)(9)(12)	One stop	C + 5.50%	(j)	6.37%	02/2028	680	614	—	704
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(j)	7.25%	02/2027	81	80	—	83
RSC Acquisition, Inc.*#+	One stop	L + 5.50%	(b)	6.27%	10/2026	25,767	25,396	1.0	25,767
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)	6.26%	10/2026	6,594	6,291	0.3	6,594
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)	6.43%	10/2026	1,173	1,162	—	1,173
RSC Acquisition, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
RSC Acquisition, Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(3)	—	—
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(b)	6.76%	10/2026	779	769	—	779
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(b)	6.76%	10/2026	395	389	—	395
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(b)	6.76%	10/2026	388	380	—	388
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC*+	One stop	L + 5.00%	(b)	6.00%	06/2027	22,777	22,580	0.9	22,777

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
TigerRisk, LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2027	$—	$(1)	—%	$—
						273,526	270,782	10.4	272,911
Internet & Catalog Retail
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	15,088	14,962	0.6	15,088
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	8,831	8,757	0.3	8,831
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	4,379	4,342	0.2	4,379
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	2,638	2,616	0.1	2,638
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	1,694	1,678	0.1	1,694
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	399	397	—	399
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.75%	04/2027	143	140	—	143
Revalize, Inc.+(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	(1)	—	—
						33,172	32,891	1.3	33,172
IT Services
Acquia, Inc.+~	One stop	L + 7.00%	(b)	8.00%	10/2025	9,578	9,499	0.3	9,578
Acquia, Inc.+	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(b)	8.50% cash/1.00% PIK	08/2025	4,685	4,561	0.2	4,811
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
CivicPlus, LLC+	One stop	L + 6.00%	(b)	6.75%	08/2027	6,174	6,118	0.2	6,174
CivicPlus, LLC+	One stop	L + 6.00%		N/A(6)	08/2027	—	—	—	—
CivicPlus, LLC+(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(26)	—	—
Cordeagle US Finco, Inc.+	One stop	L + 6.75%	(b)	7.75%	07/2027	5,044	4,952	0.2	4,943
Cordeagle US Finco, Inc.+(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	(1)
Delinea Inc.+	One stop	L + 5.75%	(a)	6.75%	03/2028	16,665	16,453	0.6	16,665
Delinea Inc.#	One stop	L + 5.75%	(b)	6.76%	03/2028	9,634	9,509	0.4	9,634
Delinea Inc.+(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	—
Episerver, Inc.+	One stop	L + 5.50%	(b)	6.51%	04/2026	21,604	21,336	0.8	21,604
Episerver, Inc.+~(8)(9)	One stop	E + 5.75%	(f)	5.75%	04/2026	20,227	20,413	0.8	19,936
Episerver, Inc.#+	One stop	L + 5.50%	(b)	6.51%	04/2026	11,999	12,091	0.5	11,999
Episerver, Inc.+	One stop	L + 5.50%	(b)	6.51%	04/2026	6,635	6,541	0.3	6,635
Episerver, Inc.+(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(4)	—	—
Episerver, Inc.+(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(3)	—	—
Infinisource, Inc.#+~	One stop	L + 4.75%	(b)	5.76%	10/2026	27,959	27,590	1.1	27,959
Infinisource, Inc.+	One stop	L + 4.75%	(b)	5.76%	10/2026	8,445	8,367	0.3	8,445
Infinisource, Inc.+	One stop	L + 4.75%	(b)	5.76%	10/2026	2,037	1,997	0.1	2,037
Infinisource, Inc.+	One stop	L + 4.75%	(b)	5.76%	10/2026	305	302	—	305
Infinisource, Inc.+	One stop	L + 4.75%	(b)	5.76%	10/2026	106	105	—	106
Infinisource, Inc.+(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	—
Infinisource, Inc.+(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(12)	—	—
Infinisource, Inc.+(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	—
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(b)	6.26%	01/2026	14,274	14,183	0.5	14,274
PCS Intermediate II Holdings, LLC+	One stop	L + 5.25%	(b)	6.26%	01/2026	2,060	2,043	0.1	2,060
PCS Intermediate II Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L + 5.50%	(b)	6.51%	12/2025	732	727	—	732
Recordxtechnologies, LLC+	One stop	L + 5.50%	(b)	6.51%	12/2025	114	113	—	114
Recordxtechnologies, LLC+	One stop	L + 5.50%	(b)	6.51%	12/2025	42	41	—	42

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services - (continued)
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	SN + 4.50%	(k)	5.50%	11/2025	$23,767	$23,584	0.9%	$22,784
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.50%	(b)	5.51%	11/2025	2,477	2,435	0.1	2,477
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(b)	5.26%	11/2025	740	735	—	734
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(b)	5.26%	11/2025	132	131	—	131
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(1)
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(4)	—	—
Saturn Borrower Inc.+~	One stop	L + 6.50%	(b)	7.51%	09/2026	20,079	19,621	0.8	19,677
Saturn Borrower Inc.+	One stop	L + 6.50%	(b)	7.50%	09/2026	95	92	—	93
						215,609	213,480	8.2	213,948

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	$8,648	$8,685	0.3%	$8,648
WBZ Investment LLC+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	1,239	1,234	0.1	1,239
WBZ Investment LLC+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	861	878	—	861
WBZ Investment LLC+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	442	451	—	442
WBZ Investment LLC+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	82	82	—	82
						11,272	11,330	0.4	11,272
Life Sciences Tools & Services
Covaris Intermediate 3, LLC+	One stop	L + 5.25%	(b)	6.00%	01/2028	5,924	5,866	0.2	5,924
Covaris Intermediate 3, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(1)	—	—
Covaris Intermediate 3, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(3)	—	—
PAS Parent Inc.*#+	One stop	L + 5.50%	(b)	6.51%	12/2028	33,709	33,055	1.3	33,709
PAS Parent Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(9)	—	—
PAS Parent Inc.+(5)	One stop	L + 5.50%	(b)	N/A(6)	12/2028	—	(5)	—	—
Reaction Biology Corporation+	One stop	SF + 5.25%	(m)	6.00%	03/2029	8,064	7,984	0.3	7,983
Reaction Biology Corporation+(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(1)	—	(2)
Reaction Biology Corporation+(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(5)	—	(5)
Unchained Labs, LLC+	Senior loan	L + 5.50%	(a)	6.50%	08/2027	848	833	—	848
Unchained Labs, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1)	—	—
Unchained Labs, LLC+(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(19)	—	—
						48,545	47,694	1.8	48,457
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L + 4.25%	(b)	5.00%	03/2028	1,866	1,862	0.1	1,866
Blackbird Purchaser, Inc. *+~	Senior loan	L + 4.50%	(a)(b)	5.27%	04/2026	19,184	19,320	0.7	19,184
Blackbird Purchaser, Inc. +(5)	Senior loan	L + 4.50%		N/A(6)	10/2025	—	(1)	—	—
Blackbird Purchaser, Inc. +(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(3)	—	—
Chase Industries, Inc.+~(7)	Senior loan	L + 7.00%	(b)	6.51% cash/1.50% PIK	05/2025	12,059	12,139	0.3	7,839
Chase Industries, Inc.+(7)	Senior loan	L + 7.00%	(b)	6.51% cash/1.50% PIK	05/2025	985	1,009	—	641
Chase Industries, Inc.+(7)	Senior loan	L + 7.00%	(b)	6.50% cash/1.50% PIK	05/2023	350	351	—	224
						34,444	34,677	1.1	29,754
Marine
Veson Nautical LLC#+	One stop	L + 4.75%	(a)	5.75%	11/2025	9,668	9,598	0.4	9,668
Veson Nautical LLC*	One stop	L + 4.75%	(a)	5.75%	11/2025	7,173	7,113	0.3	7,173
Veson Nautical LLC+(5)	One stop	L + 4.75%		N/A(6)	11/2025	—	(1)	—	—
						16,841	16,710	0.7	16,841
Media
Triple Lift, Inc.+	One stop	SF + 5.75%	(l)	6.50%	05/2028	5,370	5,277	0.2	5,263
Triple Lift, Inc.+	One stop	SF + 5.75%	(l)	6.50%	05/2028	1,139	1,116	—	1,116
Triple Lift, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
						6,509	6,392	0.2	6,378
Multiline Retail
Mills Fleet Farm Group LLC*#+~	One stop	L + 6.25%	(a)	7.25%	10/2024	46,470	46,396	1.8	46,470

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+~(8)(12)	One stop	L + 6.75%	(b)	7.75%	05/2025	20,524	20,621	0.8	20,524
3ES Innovation, Inc.+(5)(8)(12)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels - (Continued)
Drilling Info Holdings, Inc.*#+~	Senior loan	L + 4.25%	(a)	4.71%	07/2025	$37,258	$37,590	1.4%	$37,258
Drilling Info Holdings, Inc.~	Senior loan	L + 4.50%	(a)	4.96%	07/2025	17,080	16,783	0.6	17,080
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(2)
Drilling Info Holdings, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(1)	—	—
Project Power Buyer, LLC*#+	One stop	L + 6.00%	(b)	7.01%	05/2026	15,544	15,652	0.6	15,544
Project Power Buyer, LLC+	One stop	L + 6.00%		N/A(6)	05/2025	—	—	—	—
						90,406	90,643	3.4	90,404
Paper & Forest Products
Messenger, LLC+	One stop	L + 5.75%	(b)	6.76%	12/2027	8,815	8,730	0.3	8,815
Messenger, LLC+	One stop	L + 5.75%	(b)	6.75%	12/2027	100	99	—	100
Messenger, LLC+	One stop	P + 4.75%	(a)(e)	7.89%	12/2027	31	30	—	31
Messenger, LLC+	One stop	L + 5.75%		N/A(6)	12/2027	—	—	—	—
						8,946	8,859	0.3	8,946
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(b)	8.76%	04/2024	30,514	30,757	1.1	28,378
IMPLUS Footwear, LLC+~	One stop	L + 7.75%	(b)	8.76%	04/2024	5,211	5,253	0.2	4,846
IMPLUS Footwear, LLC*+	One stop	L + 7.75%	(b)	8.76%	04/2024	751	766	—	699
						36,476	36,776	1.3	33,923

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	Senior loan	L + 5.50%	(a)	6.51%	02/2026	$25,616	$25,384	1.0%	$25,616
Amalthea Parent, Inc.*#+(8)(12)	One stop	L + 4.75%	(a)	5.50%	03/2027	54,296	53,748	2.1	54,296
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 4.75%		N/A(6)	03/2027	—	(3)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 4.75%		N/A(6)	03/2027	—	(53)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L + 4.75%		N/A(6)	03/2027	—	(3)	—	—
Apothecary Products, LLC+	Senior loan	SF + 5.00%	(n)	6.00%	07/2023	2,891	2,940	0.1	2,891
Apothecary Products, LLC+	Senior loan	SF + 5.00%	(n)(o)	6.03%	07/2023	313	313	—	313
Cobalt Buyer Sub, Inc.+	One stop	L + 5.25%	(a)	6.00%	10/2028	10,681	10,482	0.4	10,681
Cobalt Buyer Sub, Inc.+	One stop	L + 5.25%	(a)(b)	6.00%	10/2027	21	19	—	21
Cobalt Buyer Sub, Inc.+(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(33)	—	—
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.75%	(k)	5.44%	08/2028	26,972	26,602	1.0	25,755
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(2)	—	—
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(70)	—	—
						120,790	119,324	4.6	119,573
Professional Services
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.00%	(a)	5.00%	06/2022	8,441	8,457	0.3	8,441
DISA Holdings Acquisition Subsidiary Corp.+	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
IG Investments Holdings, LLC+	One stop	L + 6.00%	(b)	7.01%	09/2028	7,129	7,002	0.3	7,129
IG Investments Holdings, LLC+	One stop	P + 5.00%	(e)	8.50%	09/2027	9	8	—	9
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(b)	6.00%	11/2028	7,520	7,466	0.3	7,520
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(b)	6.00%	11/2028	33	32	—	33
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(16)	—	—
Net Health Acquisition Corp.+	One stop	L + 5.75%	(a)	6.75%	12/2025	13,303	13,200	0.5	13,303
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(a)	6.75%	12/2025	8,422	8,431	0.3	8,422
Net Health Acquisition Corp.+~	One stop	L + 5.75%	(a)	6.75%	12/2025	6,741	6,779	0.3	6,741
Net Health Acquisition Corp.#	One stop	L + 5.75%	(a)	6.75%	12/2025	4,259	4,213	0.2	4,259
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(a)	6.75%	12/2025	1,177	1,178	—	1,177
Net Health Acquisition Corp.+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	—
PlanSource Holdings, Inc. +~	One stop	L + 6.25%	(b)(c)	7.25%	04/2025	11,416	11,475	0.4	11,416
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(c)	7.25%	04/2025	1,932	1,918	0.1	1,932
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(b)	7.25%	04/2025	139	138	—	139
PlanSource Holdings, Inc. +(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
ProcessMAP Corporation+	One stop	L + 6.25%	(b)	3.51% cash/3.75% PIK	12/2027	3,873	3,837	0.1	3,873
ProcessMAP Corporation+(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.#+	One stop	L + 5.50%	(b)	6.25%	12/2028	17,723	17,552	0.7	17,723
Procure Acquireco, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(3)	—	—
Teaching Company, The*#+	One stop	L + 4.75%	(b)	5.75%	07/2023	17,508	17,589	0.7	17,508
Teaching Company, The+	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	—
						109,625	109,251	4.2	109,624
%
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.+	One stop	L + 6.00%	(a)	7.00%	07/2025	$21,861	$21,675	0.8%	$21,861
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.00%	07/2025	19,539	19,602	0.7	19,539
Inhabit IQ Inc.+~	One stop	L + 6.00%	(b)	7.00%	07/2025	13,460	13,312	0.5	13,460
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.00%	07/2025	12,430	12,324	0.5	12,430
Inhabit IQ Inc.*#	One stop	L + 6.00%	(b)	7.00%	07/2025	6,551	6,597	0.3	6,551
Inhabit IQ Inc.+~	One stop	L + 6.00%	(b)	7.00%	07/2025	3,193	3,244	0.1	3,193
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.00%	07/2025	1,403	1,424	0.1	1,403
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.00%	07/2025	1,187	1,205	—	1,187
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.00%	07/2025	1,170	1,189	—	1,170
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.00%	07/2025	936	930	0.1	936
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.00%	07/2025	494	501	—	494
Inhabit IQ Inc.+(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(1)	—	—
MRI Software LLC*+	One stop	L + 5.50%	(b)	6.51%	02/2026	14,433	14,341	0.6	14,433
MRI Software LLC+	One stop	L + 5.50%	(b)	6.51%	02/2026	4,230	4,178	0.2	4,230
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
RPL Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%	(k)	6.44%	08/2028	20,251	20,021	0.7	19,185
RPL Bidco Limited+(8)(9)(10)	One stop	A + 5.75%	(h)	5.90%	08/2028	2,202	2,169	0.1	2,234
RPL Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	—
						123,340	122,706	4.7	122,306
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L + 5.25%	(b)	6.26%	07/2028	4,263	4,168	0.2	4,263
Channelside Acquisitona Co, Inc.+	One stop	L + 5.25%	(a)	6.25%	07/2026	3	2	—	3
Channelside Acquisitona Co, Inc.+	One stop	L + 5.25%	(b)	N/A(6)	07/2028	—	—	—	—
Internet Truckstop Group LLC*#	One stop	L + 5.50%	(b)	6.51%	04/2025	22,244	22,583	0.8	22,244
Internet Truckstop Group LLC+	One stop	L + 5.50%	(b)	6.51%	04/2025	9,740	9,631	0.4	9,740
Internet Truckstop Group LLC+(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						36,250	36,382	1.4	36,250

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L + 7.50%	(a)	4.25% cash/4.25% PIK	09/2024	$4,618	$4,597	0.2%	$4,618
Accela, Inc.+	One stop	L + 7.50%	(a)	4.25% cash/4.25% PIK	09/2024	274	272	—	274
Accela, Inc.+	One stop	L + 7.00%	(a)	8.00%	09/2024	20	20	—	20
AgKnowledge Holdings Company, Inc.+	Senior loan	L + 4.75%	(b)(c)	6.25%	07/2023	134	130	—	131
Appfire Technologies, LLC#+	One stop	L + 5.50%	(b)	6.51%	03/2027	35,951	35,481	1.4	35,951
Appfire Technologies, LLC+	One stop	L + 5.50%	(b)	6.51%	03/2027	20	19	—	20
Appfire Technologies, LLC+(5)	One stop	L + 5.50%		N/A(6)	03/2027	—	(10)	—	—
Apptio, Inc. +~	One stop	L + 7.25%	(b)	8.25%	01/2025	57,010	57,473	2.2	57,010
Apptio, Inc. +	One stop	L + 7.25%	(b)	8.25%	01/2025	76	76	—	76
Aras Corporation+	One stop	L + 7.00%	(b)	4.25% cash/3.75% PIK	04/2027	13,896	13,780	0.5	13,896
Aras Corporation+(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(2)
Auvik Networks Inc.+(8)(12)	One stop	L + 5.75%	(b)	4.00% cash/2.75% PIK	07/2027	6,938	6,877	0.3	6,938
Auvik Networks Inc.+(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Axiom Merger Sub Inc.+~	One stop	L + 5.25%	(b)(c)	6.25%	04/2026	5,758	5,786	0.3	5,758
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.50%	(f)(g)	5.50%	04/2026	2,379	2,393	0.1	2,362
Axiom Merger Sub Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2026	273	271	—	273
Axiom Merger Sub Inc.+	One stop	L + 5.25%	(c)	6.25%	04/2026	12	11	—	12
Axiom Merger Sub Inc.+(5)	One stop	L + 5.25%		N/A(6)	10/2025	—	(1)	—	—
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(b)	8.50%	10/2028	61,235	59,984	2.3	61,235
Bayshore Intermediate #2, L.P.+(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	(7)
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(b)	5.26%	07/2026	2,884	2,900	0.1	2,884
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%	(b)	5.26%	07/2026	514	514	—	514
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(b)	5.26%	07/2026	305	303	—	305
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.+	One stop	L + 7.50%	(b)	7.00% cash/1.50% PIK	06/2026	930	926	—	991
Beqom North America, Inc.+	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
Bullhorn, Inc.*#+~	One stop	L + 5.75%	(b)	6.76%	09/2026	66,285	65,447	2.5	66,285
Bullhorn, Inc.+(8)(9)	One stop	SN + 6.00%	(k)	6.69%	09/2026	11,827	11,676	0.5	12,632
Bullhorn, Inc.+(8)(9)	One stop	E + 5.75%	(f)	5.75%	09/2026	4,749	4,688	0.2	4,808
Bullhorn, Inc.+	One stop	L + 5.75%	(b)	6.76%	09/2026	215	212	—	215
Bullhorn, Inc.+	One stop	L + 5.75%	(b)	6.76%	09/2026	96	95	—	96
Bullhorn, Inc.+	One stop	L + 5.75%	(b)	6.76%	09/2026	77	76	—	77
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L + 5.00%	(a)	6.00%	06/2028	9,869	9,693	0.4	9,869
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L + 5.00%	(b)	6.00%	06/2026	21	19	—	21
Calabrio, Inc. +	One stop	L + 7.00%	(b)	8.01%	04/2027	53,683	53,006	2.0	53,683
Calabrio, Inc. +(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Community Brands Parentco LLC+	One stop	SF + 5.90%	(n)	6.50%	02/2028	14,266	13,985	0.5	13,980
Community Brands Parentco LLC+(5)	One stop	SF + 5.75%		N/A(6)	02/2028	—	(1)	—	(1)
Community Brands Parentco LLC+(5)	One stop	SF + 5.75%		N/A(6)	02/2028	—	(1)	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Cybergrants Holdings, LLC+	One stop	L + 6.50%	(a)	7.25%	09/2027	$63,653	$62,783	2.4%	$63,016
Cybergrants Holdings, LLC+	One stop	L + 6.50%	(a)(b)	7.39%	09/2027	140	137	—	138
Cybergrants Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(40)	—	(45)
Daxko Acquisition Corporation+	One stop	L + 5.50%	(b)	6.25%	10/2028	27,850	27,590	1.1	27,850
Daxko Acquisition Corporation+	One stop	L + 5.50%	(b)	6.25%	10/2028	620	588	—	620
Daxko Acquisition Corporation+(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	—
Diligent Corporation*#+~	One stop	L + 6.25%	(b)	7.26%	08/2025	86,732	86,664	3.4	88,018
Diligent Corporation+	One stop	L + 5.75%	(b)	6.76%	08/2025	5,995	5,948	0.2	5,995
Diligent Corporation+(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(1)	—	—
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN + 6.00%	(k)	6.69%	02/2029	15,278	15,051	0.6	15,070
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(4)
FirstUp, Inc+	One stop	L + 6.75%	(b)	4.26% cash/3.50% PIK	07/2027	8,759	8,684	0.3	8,759
FirstUp, Inc+(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L + 6.75%	(b)	7.50%	07/2027	9,576	9,429	0.4	9,576
Gainsight, Inc.+(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	—
GS Acquisitionco, Inc.*#+~	One stop	L + 5.75%	(c)	7.25%	05/2026	82,058	82,363	3.1	82,058
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(c)	7.25%	05/2026	224	222	—	224
GS Acquisitionco, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(11)	—	—
GTIV, LLC+	One stop	SF + 5.50%	(n)	6.25%	02/2029	74,401	73,672	2.8	73,657
GTIV, LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2029	—	(2)	—	(3)
ICIMS, Inc.+~	One stop	L + 6.50%	(b)	7.50%	09/2024	14,355	14,530	0.5	14,355
ICIMS, Inc.+~	One stop	L + 6.50%	(b)	7.50%	09/2024	4,501	4,492	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(b)	7.50%	09/2024	2,706	2,689	0.1	2,706
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.50%	09/2024	88	88	—	88
Juvare, LLC*	One stop	L + 5.75%	(b)	6.76%	10/2026	7,526	7,455	0.3	7,526
Juvare, LLC+	One stop	L + 5.75%	(b)	6.76%	10/2026	1,737	1,720	0.1	1,737
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Juvare, LLC+(5)	One stop	L + 5.75%		N/A(6)	10/2026	—	(24)	—	—
Kaseya Inc+~	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	38,445	39,056	1.5	38,445
Kaseya Inc+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	14,049	13,931	0.5	14,049
Kaseya Inc+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	3,966	3,974	0.2	3,966
Kaseya Inc+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	3,430	3,244	0.1	3,430
Kaseya Inc+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	1,637	1,616	0.1	1,637
Kaseya Inc+(5)	One stop	L + 6.50%		N/A(6)	05/2025	—	(1)	—	—
Mindbody, Inc.+~	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	49,709	50,227	1.9	49,709
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	5,567	5,519	0.2	5,567
Mindbody, Inc.+(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands Holdings LLC+	One stop	L + 5.50%	(b)	6.51%	12/2028	22,091	21,878	0.8	22,091
Ministry Brands Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	—
Ministry Brands Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(6)	—	—
Namely, Inc.+~	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	3,673	3,570	0.1	3,673
Namely, Inc.+	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	2,086	2,011	0.1	2,086
Namely, Inc.+	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	72	72	—	72

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Neo Bidco GMBH+(8)(9)(13)	One stop	E + 6.00%	(f)	6.00%	07/2028	$7,729	$7,625	0.3%	$7,236
Neo Bidco GMBH+(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
Newscycle Solutions, Inc.+	Senior loan	L + 7.00%	(b)	8.01%	12/2022	110	108	—	108
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.50%	10/2024	8,452	8,353	0.3	8,452
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(b)	9.50%	10/2025	3,424	3,367	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.50%	10/2024	1,124	1,119	—	1,124
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.50%	10/2024	694	687	—	694
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(b)	9.50%	10/2025	640	636	—	640
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(b)(c)	9.50%	10/2025	377	374	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN + 4.50%	(k)	5.50%	10/2024	95	94	—	91
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.50%	10/2024	41	40	—	41
Personify, Inc.*#+	One stop	L + 5.25%	(b)	6.26%	09/2024	13,801	13,964	0.5	13,801
Personify, Inc.#	One stop	L + 5.25%	(b)	6.26%	09/2024	8,218	8,159	0.3	8,218
Personify, Inc.+	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(b)	9.00%	03/2027	23,748	23,546	0.9	23,748
Pluralsight, LLC+(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(b)	7.01%	09/2028	4,221	4,181	0.2	4,221
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(8)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	L + 4.75%	(b)	5.75%	05/2027	18,465	18,308	0.7	18,465
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.75%	05/2027	877	870	—	877
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.75%	05/2027	542	538	—	542
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.75%	05/2027	180	179	—	180
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.76%	05/2027	159	157	—	159
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.75%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.75%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)(c)	6.25%	05/2027	101	65	—	101
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.75%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.+	One stop	L + 6.00%	(b)	7.01%	11/2027	9,536	9,447	0.4	9,536
QAD, Inc.+(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	11,242	11,245	0.4	11,017
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)(e)	5.46%	12/2024	124	124	—	120
Riskonnect Parent, LLC*+	One stop	L + 5.50%	(c)	6.30%	12/2028	8,602	8,520	0.3	8,602
Riskonnect Parent, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(4)	—	—
Riskonnect Parent, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(10)	—	—
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(b)	7.26%	05/2027	4,541	4,502	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
Sonatype, Inc.+	One stop	SF + 6.75%	(n)	7.75%	12/2025	40,459	40,173	1.5	40,459
Sonatype, Inc.+	One stop	SF + 6.75%	(n)	7.75%	12/2025	851	845	—	851
Sonatype, Inc.+(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.*#~	One stop	L + 6.25%	(b)	7.26%	12/2026	31,517	31,209	1.2	31,517
Spartan Buyer Acquisition Co.+	One stop	L + 6.25%	(b)	7.26%	12/2026	2,003	1,967	0.1	2,003

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Spartan Buyer Acquisition Co.+(5)	One stop	L + 6.25%		N/A(6)	12/2026	$—	$(2)	—%	$—
Tahoe Bidco B.V. +	One stop	L + 6.00%	(b)	6.75%	09/2028	12,058	11,946	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	L + 5.75%	(b)	6.75%	12/2025	891	878	—	891
Telesoft Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(1)	—	—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	4.71%	12/2024	3,463	3,494	0.1	3,433
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	915	899	—	909
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.25%	12/2024	430	423	—	427
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	158	156	—	158
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	5.50%	12/2024	139	131	—	139
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)(e)	5.39%	12/2024	17	17	—	17
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(b)	7.26%	03/2025	15,325	15,391	0.6	15,325
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	6,928	6,828	0.3	6,928
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	4,202	4,166	0.2	4,202
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(b)	7.26%	03/2025	1,776	1,814	0.1	1,776
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(b)	7.26%	03/2025	1,724	1,759	0.1	1,724
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(b)	7.26%	03/2025	1,680	1,716	0.1	1,680
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(b)	7.26%	03/2025	1,623	1,641	0.1	1,623
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(b)	7.26%	03/2025	1,564	1,598	0.1	1,564
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(b)	7.26%	03/2025	1,458	1,488	0.1	1,458
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(b)	7.26%	03/2025	1,194	1,204	—	1,194
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(b)	7.26%	03/2025	657	671	0.1	657
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	455	451	—	455
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	440	437	—	440
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	250	248	—	250
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(b)	7.26%	03/2025	63	65	—	63
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(b)	7.26%	03/2025	58	60	—	58
Togetherwork Holdings, LLC+(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.*#+	One stop	L + 6.00%	(b)	7.00%	12/2024	22,144	22,283	0.8	22,144
Trintech, Inc.#+	One stop	L + 6.00%	(b)	7.00%	12/2024	9,189	9,285	0.4	9,189
Trintech, Inc.+	One stop	L + 6.00%	(b)	7.00%	12/2024	100	100	—	100
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	8,321	8,399	0.3	7,279
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	140	139	—	120
Vendavo, Inc.*#+	One stop	L + 5.25%	(b)	6.00%	09/2027	19,710	19,553	0.8	19,710
Vendavo, Inc.+(5)	One stop	L + 5.25%		N/A(6)	09/2027	—	(1)	—	—
WebPT, Inc.+	Senior loan	L + 6.75%	(b)	7.75%	01/2028	626	616	—	616
Workforce Software, LLC+~	One stop	L + 7.25%	(b)	5.25% cash/3.00% PIK	07/2025	27,754	28,183	1.1	27,754
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.25% cash/3.00% PIK	07/2025	4,862	4,824	0.2	4,862
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.25% cash/3.00% PIK	07/2025	3,464	3,399	0.1	3,464
Workforce Software, LLC+	One stop	L + 6.50%	(b)	7.50%	07/2025	58	57	—	56
Workforce Software, LLC+(5)	One stop	L + 4.00%		N/A(6)	07/2025	—	(1)	—	—
						1,261,302	1,254,827	48.0	1,259,712

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	One stop	SF + 5.50%	(n)	6.30%	02/2028	$26,026	$25,513	1.0%	$25,766
Ave Holdings III, Corp+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(1)
Ave Holdings III, Corp+(5)	One stop	L + 5.50%		N/A(6)	02/2028	—	(12)	—	(12)
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	(a)	7.75%	06/2023	21,921	21,948	0.8	21,921
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)	7.75%	06/2023	1,427	1,422	0.1	1,427
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)(e)	8.12%	06/2023	119	119	0.1	119
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%	(b)	6.76%	05/2028	11,597	11,392	0.5	11,597
Consilio Midco Limited+(8)(9)(10)	One stop	E + 6.25%	(f)	6.25%	05/2028	9,699	9,607	0.4	9,467
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%	(b)	6.76%	05/2028	2,169	2,131	0.1	2,169
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%	(b)	6.76%	05/2028	737	718	—	737
Consilio Midco Limited+(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	—
Consilio Midco Limited+(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(13)	—	—
Consilio Midco Limited+(5)(8)(9)(10)	One stop	E + 6.25%		N/A(6)	05/2028	—	(2)	—	—
Consilio Midco Limited+(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	—	—	—
Cycle Gear, Inc.*#+	One stop	L + 5.50%	(b)	6.51%	01/2026	48,999	48,884	1.9	48,999
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	20,769	20,663	0.8	20,769
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(a)(b)	7.25%	08/2023	4,791	4,758	0.2	4,791
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(a)(b)	7.25%	08/2023	4,170	4,142	0.2	4,170
Imperial Optical Midco Inc.+~	One stop	L + 6.25%	(a)	7.25%	08/2023	3,608	3,630	0.1	3,608
Imperial Optical Midco Inc.*+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,813	2,804	0.1	2,813
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,777	2,758	0.1	2,777
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,250	2,235	0.1	2,250
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	2,068	2,054	0.1	2,068
Imperial Optical Midco Inc.#+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,913	1,935	0.1	1,913
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,662	1,651	0.1	1,662
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,462	1,452	0.1	1,462
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,442	1,433	0.1	1,442
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,397	1,388	0.1	1,397
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,376	1,366	0.1	1,376
Imperial Optical Midco Inc.#+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,245	1,259	—	1,245
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,151	1,143	0.1	1,151
Imperial Optical Midco Inc.*+	One stop	L + 6.25%	(a)	7.25%	08/2023	1,133	1,147	—	1,133
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	972	966	—	972
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	884	878	—	884
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	663	658	—	663
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	635	631	—	635
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	557	553	—	557
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	504	501	—	504
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	502	498	—	502
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	488	485	—	488
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	478	475	0.1	478
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	461	454	—	461
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	456	453	—	456
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	452	449	—	452
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	448	445	—	448
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	444	441	—	444
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	418	415	—	418
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$417	$414	—%	$417
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	416	413	—	416
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	412	409	—	412
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	412	409	—	412
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	388	385	—	388
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	382	380	—	382
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	360	358	—	360
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	359	357	—	359
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	355	352	—	355
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	329	328	—	329
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	315	313	—	315
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	307	305	—	307
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	286	283	—	286
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	279	275	—	279
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	278	277	—	278
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	274	271	—	274
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	271	269	—	271
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	259	257	—	259
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	258	256	—	258
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	240	239	—	240
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	240	238	—	240
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	220	218	—	220
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	219	218	—	219
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	216	215	—	216
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	210	208	—	210
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	196	195	—	196
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	194	193	—	194
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	193	191	—	193
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	189	189	—	189
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	180	179	—	180
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	173	172	—	173
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	168	167	—	168
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	166	164	—	166
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	162	160	—	162
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	159	158	—	159
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	154	153	—	154
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	153	151	—	153
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	144	143	—	144
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	143	142	—	143
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	139	137	—	139
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	133	133	—	133
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	129	129	—	129
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	128	127	—	128
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	125	124	—	125
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	115	114	—	115
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	115	114	—	115
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	114	113	—	114
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	110	109	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$107	$106	—%	$107
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	106	105	—	106
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	105	104	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	105	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	100	99	—	100
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	96	96	—	96
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	86	86	—	86
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	83	82	—	83
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	80	79	—	80
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	79	78	—	79
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	76	76	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	76	75	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	74	73	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	72	71	—	72
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	68	68	0.1	68
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	65	65	—	65
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	64	63	—	64
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	63	63	0.1	63
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	62	61	—	62
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	60	60	—	60
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	59	59	—	59
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	53	52	—	53
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	36	35	—	36
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	35	34	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	26	25	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	24	23	—	24
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(b)	7.25%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	18	18	—	18

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	$17	$17	—%	$17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	15	14	—	15
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	14	13	—	14
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	12	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	12	11	—	12
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.25%	(a)	7.25%	08/2023	3	3	—	3
Imperial Optical Midco Inc.+(5)	One stop	L + 6.25%	(a)	N/A(6)	08/2023	—	(88)	—	—
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	C + 6.25%	(i)	7.25%	11/2024	17,713	17,884	0.7	18,653
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	SF + 6.25%	(m)	7.25%	11/2024	12,176	12,313	0.5	12,176
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF + 6.25%	(m)	7.25%	11/2024	5,334	5,282	0.2	5,334
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 6.25%	(i)	7.25%	11/2024	5,181	5,138	0.2	5,465
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	SF + 6.25%	(m)	7.25%	11/2024	4,240	4,282	0.2	4,240
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF + 6.25%	(m)	7.25%	11/2024	1,558	1,547	0.1	1,558
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF + 6.25%	(e)(m)	7.56%	11/2024	189	188	—	189
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 6.25%	(i)(p)	7.41%	11/2024	124	124	—	126
PPV Intermediate Holdings II, LLC#+	One stop	L + 6.50%	(a)	7.50%	05/2023	4,846	4,846	0.2	4,798
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	2,470	2,455	0.1	2,445
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	1,149	1,142	0.1	1,138
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	1,060	1,053	—	1,049
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	1,021	1,015	—	1,011
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	995	995	0.1	985
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	919	914	0.1	910
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	770	765	—	762
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	766	762	—	758
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	728	723	—	721

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	$594	$594	—%	$588
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	523	520	—	518
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	7.50%	05/2023	428	421	0.1	424
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	254	252	—	251
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	223	222	—	221
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	222	221	—	220
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	165	164	—	163
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	164	163	—	163
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	150	149	—	148
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	144	143	—	143
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	142	141	—	140
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	140	139	—	138
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	138	137	—	136
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	127	127	—	126
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	116	115	—	115
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	102	101	—	101
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	98	97	—	97
PPV Intermediate Holdings II, LLC+	One stop	P + 5.50%	(e)	9.00%	05/2023	81	80	—	79
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	80	79	—	79
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	69	69	—	68
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	40	40	—	40
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	7.50%	05/2023	29	29	—	29
PPV Intermediate Holdings II, LLC+	One stop	N/A		7.90% PIK	05/2023	26	26	—	26
PPV Intermediate Holdings II, LLC+(5)	One stop	L + 6.50%		N/A(6)	05/2023	—	(8)	—	(10)
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L + 4.75%	(b)	5.76%	10/2024	11,911	11,874	0.4	11,792
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L + 4.75%	(b)	5.76%	10/2024	1,682	1,718	0.1	1,665
Sola Franchise, LLC and Sola Salon Studios, LLC+(5)	One stop	L + 4.75%		N/A(6)	10/2024	—	—	—	(2)
Titan Fitness, LLC*#+	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	30,602	30,822	1.1	29,068
Titan Fitness, LLC+	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	1,909	1,896	0.1	1,813
Titan Fitness, LLC+	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	486	483	—	460
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A + 5.75%	(h)	6.50%	03/2028	8,535	8,407	0.3	8,472
Vermont Aus Pty Ltd+(8)(11)	One stop	SF + 5.50%	(n)	6.40%	03/2028	8,384	8,259	0.3	8,300
						330,046	328,695	12.5	328,627

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L + 6.75%	(c)	7.50% cash/0.75% PIK	06/2023	$22,123	$22,117	0.9%	$22,123
Agility Recovery Solutions Inc.+	One stop	L + 6.75%	(b)(c)(e)	7.73% cash/0.75% PIK	06/2023	684	680	—	684
						22,807	22,797	0.9	22,807
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	1,954	1,930	0.1	1,954
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	974	962	—	974
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	855	845	—	855
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(1)	—	—
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	7.26% cash/1.50% PIK	09/2025	9,939	9,803	0.3	7,951
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	7.26% cash/1.50% PIK	09/2025	3,996	3,941	0.1	3,196
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	7.26% cash/1.50% PIK	09/2025	2,056	2,028	0.1	1,645
Elite Sportswear, L.P.*+	Senior loan	L + 7.75%	(b)	7.26% cash/1.50% PIK	09/2025	683	673	—	546
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	7.25% cash/1.50% PIK	09/2025	450	436	—	237
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	7.26% cash/1.50% PIK	09/2025	312	308	—	250
Elite Sportswear, L.P.*+	Senior loan	L + 7.75%	(b)	7.26% cash/1.50% PIK	09/2025	298	294	—	239
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	7.25% cash/1.50% PIK	09/2025	16	15	—	8
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)	7.00%	11/2023	10,424	10,337	0.4	10,449
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)	7.00%	11/2023	6,538	6,485	0.3	6,554
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)	7.00%	11/2023	1,012	998	0.1	1,014
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)	7.00%	11/2023	910	903	—	912
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(c)	7.00%	11/2023	638	634	—	640
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)	7.00%	11/2023	2	2	—	2
QF Holdings, Inc.+	Senior loan	L + 6.25%	(c)	7.54%	12/2027	626	616	—	616
SHO Holding I Corporation+~	Senior loan	L + 5.25%	(b)	6.25%	04/2024	3,981	3,980	0.2	3,782
SHO Holding I Corporation+~	Senior loan	L + 5.23%	(b)	6.23%	04/2024	67	67	—	63
SHO Holding I Corporation+	Senior loan	L + 5.00%	(b)	6.00%	04/2024	66	66	—	64
SHO Holding I Corporation+	Senior loan	L + 4.00%		N/A(6)	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 4.00%	(b)	5.00%	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 5.23%	(b)	6.23%	04/2024	—	—	—	—
						45,797	45,322	1.6	41,951
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	6.50%	06/2028	19,215	18,872	0.7	19,167
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	6.51%	06/2028	15,323	15,027	0.6	15,285
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	6.29%	06/2028	458	449	—	456
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	6.51%	06/2028	30	25	—	29
						35,026	34,373	1.3	34,937
Water Utilities
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	06/2027	17,093	16,945	0.7	17,093
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(a)	5.50%	06/2027	80	78	—	80
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	06/2027	45	43	—	45
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(b)	5.50%	11/2026	337	303	—	285
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(c)(e)	6.00%	11/2026	209	207	—	205
Vessco Midco Holdings, LLC+	Senior loan	P + 3.50%	(e)	7.00%	10/2026	2	2	—	2
						17,766	17,578	0.7	17,710
Total non-controlled/non-affiliate company debt investments						$5,170,716	$5,119,411	194.1%	$5,093,537

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace and Defense
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	2	$1,506	—%	$877
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	256	—	542
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	128	—	317
Tronair Parent, Inc.+	LLC units	N/A	N/A	N/A	—	40	—	38
Whitcraft LLC+	Common Stock	N/A	N/A	N/A	11	2,285	0.2	2,788
						4,215	0.2	4,562
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A	N/A	5	314	—	189

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A	N/A	1	730	—	738
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	323	—	595
POY Holdings, LLC+	LLC units	N/A	N/A	N/A	141	141	—	158
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	508	0.1	967
						1,702	0.1	2,458
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A	N/A	177	1,769	0.1	1,769

Building Products
BECO Holding Company, Inc.+	Preferred stock	N/A	N/A	N/A	10	951	—	1,028
BECO Holding Company, Inc.+	LP Interest	N/A	N/A	N/A	2	196	—	196
						1,147	—	1,224
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A	N/A	2	1,960	0.1	2,075
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	210
						2,084	0.1	2,285
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A	N/A	540	540	—	564
EGD Security Systems, LLC +	Common Stock	N/A	N/A	N/A	855	855	—	855
Hydraulic Authority III Limited+(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	529
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	450
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	359	359	—	339
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A	N/A	8	767	0.1	804
Radwell Parent, LLC+	LP units	N/A	N/A	N/A	2	159	—	159
						3,107	0.1	3,700
Diversified Consumer Services
CHHJ Franchising, LLC+(17)	LLC units	N/A	N/A	N/A	19	193	—	265
EMS LINQ, LLC+	LP Interest	N/A	N/A	N/A	525	525	—	480
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12	—	5
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	0.1	876
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	969	—	221
Spear Education, LLC+	LLC interest	N/A	N/A	N/A	—	7	—	34
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	40
						2,141	0.1	1,921
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments & Components
Electrical Source Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	$—	—%	$28
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	150
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	184
Inventus Power, Inc.+	LP Interest	N/A	N/A	N/A	—	20	—	47
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	409

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	0.1%	$756
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	—	815
Captain D's, LLC+	LLC interest	N/A	N/A	N/A	158	156	—	599
Feeders Supply Company, LLC+(17)	Preferred stock	N/A	N/A	N/A	4	400	—	564
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	113
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,789
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	31	373	—	85
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	26
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	811
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	569
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	0.1	1,617
Zenput Inc.+	Preferred stock	N/A	N/A	N/A	146	409	—	497
						4,568	0.3	8,512
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	102
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	5
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	603
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	327
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	183
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	0.1	465
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	301
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	5,097
						2,438	0.3	7,083
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	103
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	157
CCSL Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	312	—	236
CMI Parent Inc.+(17)	Common Stock	N/A	N/A	N/A	—	132	—	165
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	161
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	154
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	—
Lombart Brothers, Inc.+	Common Stock	N/A	N/A	N/A	1	440	0.1	746
						5,638	0.1	1,722

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$402
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.2	4,274
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	2,422
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	1,119	0.1	1,591
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A	N/A	121	124	—	170
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A	N/A	429	327	—	1,085
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,025	0.1	1,719
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	282
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	648	—	815
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	61	—	59
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A	N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	25
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	11	—	17
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	177	199	—	239
Midwest Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	1	1,019	—	1,090
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	500
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	37
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A	N/A	412	335	—	563
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	283
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	304	—	383
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A	N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	—	528	0.1	710
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	4	74	0.1	660
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	73
Radiology Partners, Inc.+	LLC interest	N/A	N/A	N/A	43	55	—	291
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	109
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A	N/A	—	40	—	150
Suveto Buyer, LLC+	Common Stock	N/A	N/A	N/A	6	562	—	576
						12,473	0.7	18,525

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	154	$193	—%	$302
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A	N/A	—	288	—	371
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A	N/A	—	—	—	49
Kareo, Inc.+	Warrant	N/A	N/A	N/A	75	394	—	411
Kareo, Inc.+	Warrant	N/A	N/A	N/A	53	162	—	31
Kareo, Inc.+	Preferred stock	N/A	N/A	N/A	1	8	—	17
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	12	11,807	0.5	12,746
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	2,734	0.2	3,783
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,427	0.1	1,692
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	—	989
Symplr Software, Inc.+	LLC units	N/A	N/A	N/A	—	161	—	205
Symplr Software, Inc.+	Common Stock	N/A	N/A	N/A	177	—	—	954
						18,054	0.8	21,550
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A	N/A	N/A	206	206	—	324
Harri US LLC+	LLC units	N/A	N/A	N/A	83	658	—	658
Harri US LLC+	Preferred stock	N/A	N/A	N/A	71	455	—	507
Harri US LLC+	Warrant	N/A	N/A	N/A	18	106	—	128
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	2,490
SSRG Holdings, LLC+	LP Interest	N/A	N/A	N/A	6	61	—	80
Tropical Smoothie Cafe Holdings, LLC+(17)	LP Interest	N/A	N/A	N/A	5	477	0.1	1,012
						2,675	0.2	5,199

Household Durables
Groundworks LLC+	LLC interest	N/A	N/A	N/A	—	155	—	435

Insurance
Captive Resources Midco, LLC+(17)	LLC units	N/A	N/A	N/A	425	—	0.1	1,034
Majesco+	LP Interest	N/A	N/A	N/A	—	307	—	348
Majesco+	LP Interest	N/A	N/A	N/A	69	—	—	147
Orchid Underwriters Agency, LLC+	LP Interest	N/A	N/A	N/A	96	108	—	173
						415	0.1	1,702

Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	17	17,025	0.7	17,935
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	10	10,219	0.4	10,765
						27,244	1.1	28,700

IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	1,994	0.1	2,267
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	587	462	0.2	5,144
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	0.1	1,349
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	35	291	—	313
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	0.1	1,645
Episerver, Inc.+	Common Stock	N/A	N/A	N/A	75	807	—	1,198
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	192	1,103	—	1,204

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services - (continued)
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A	N/A	37	$367	—%	$460
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A	N/A	N/A	13	13	—	21
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	153
						5,965	0.5	13,754
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	0.1	1,822
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	67	117	—	150
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	46	80	—	103
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	38	65	—	84
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	33	58	—	73
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	15	24	—	32
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	2	2	—	3
						556	0.1	2,267
Life Sciences Tools & Services
PAS Parent Inc.+	LP Interest	N/A	N/A	N/A	9	933	—	905
Reaction Biology Corporation+	LLC units	N/A	N/A	N/A	—	265	—	265
						1,198	—	1,170
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	0.1	1,199
W3 Co.+	Preferred stock	N/A	N/A	N/A	—	224	—	199
						1,856	0.1	1,398

Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A	N/A	3	312	—	304
Messenger, LLC+	LLC units	N/A	N/A	N/A	—	—	—	—
						312	—	304
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP Interest	N/A	N/A	N/A	502	502	—	996
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	8	7,679	0.4	8,348
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	—	168	—	155
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A	N/A	2	2	—	—
						8,351	0.4	9,499

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A	N/A	—	$216	0.1%	$423
DISA Holdings Acquisition Subsidiary Corp.+	Common Stock	N/A	N/A	N/A	—	154	—	474
Enboarder, Inc.+(8)(11)	Preferred stock	N/A	N/A	N/A	56	573	—	573
Net Health Acquisition Corp.+	LP Interest	N/A	N/A	N/A	13	1,509	0.1	2,135
Procure Acquireco, Inc.+	LP Interest	N/A	N/A	N/A	—	486	—	486
						2,938	0.2	4,091
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A	N/A	62	434	—	566

Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A	N/A	N/A	408	447	—	640

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.+	LLC interest	N/A	N/A	N/A	670	$418	—%	$339
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,000	—	1,146
Aras Corporation+	LP Interest	N/A	N/A	N/A	306	306	—	313
Astute Holdings, Inc. +	LP Interest	N/A	N/A	N/A	—	293	0.2	1,375
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A	N/A	N/A	26	256	—	297
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A	N/A	4,095	4,095	0.2	4,095
Calabrio, Inc. +	LP Interest	N/A	N/A	N/A	1	769	—	837
Calabrio, Inc. +	LP Interest	N/A	N/A	N/A	96	0	—	89
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	149	1,663	0.1	1,752
Cloudbees, Inc.+	Warrant	N/A	N/A	N/A	131	247	—	1,227
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	71	466	—	811
Confluence Technologies, Inc.+	LLC interest	N/A	N/A	N/A	—	0	—	0
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.8	18,937
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	415	912	0.1	3,093
Everbridge, Inc.+(8)(18)	Common Stock	N/A	N/A	N/A	4	444	—	147
FirstUp, Inc+	Common Stock	N/A	N/A	N/A	221	541	—	512
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	26	25,344	1.1	27,782
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,532	0.1	1,626
GS Acquisitionco, Inc.+	LP Interest	N/A	N/A	N/A	1	170	—	1,049
Impartner, Inc.+	Preferred stock	N/A	N/A	N/A	28	226	—	245
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	214
Ministry Brands Holdings LLC+	LP Interest	N/A	N/A	N/A	438	438	—	438
mParticle, Inc.+	Preferred stock	N/A	N/A	N/A	162	1,060	—	1,143
mParticle, Inc.+	Warrant	N/A	N/A	N/A	69	16	—	408
Namely, Inc.+	Warrant	N/A	N/A	N/A	47	314	—	312
Namely, Inc.+	Warrant	N/A	N/A	N/A	17	28	—	7
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A	N/A	4	9	—	24
Personify, Inc.+	LP Interest	N/A	N/A	N/A	716	942	0.1	1,453
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	—	964	0.1	1,325
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	329	—	1,058
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	184	—	314
QAD, Inc.+	Preferred stock	N/A	N/A	N/A	—	125	—	125
RegEd Aquireco, LLC+	LP Interest	N/A	N/A	N/A	—	331	—	192
RegEd Aquireco, LLC+	LP Interest	N/A	N/A	N/A	3	21	—	0
Riskonnect Parent, LLC+	LP Interest	N/A	N/A	N/A	857	858	—	795
SnapLogic, Inc.+	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,458
SnapLogic, Inc.+	Warrant	N/A	N/A	N/A	106	75	—	389
Spartan Buyer Acquisition Co.+	Common Stock	N/A	N/A	N/A	1	623	—	787
Telesoft Holdings LLC+	LP Interest	N/A	N/A	N/A	6	6	—	6
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	973	0.1	956
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	36	—	37
						63,559	3.0	77,113

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	Preferred stock	N/A	N/A	N/A	9	$8,508	0.3%	$8,870
Ave Holdings III, Corp+	LP units	N/A	N/A	N/A	1	934	—	934
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A	N/A	10	1,287	0.1	1,563
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	—	829
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	156
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	57
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,292
Pet Holdings ULC+(8)(12)	LP Interest	N/A	N/A	N/A	677	450	0.1	1,670
PPV Intermediate Holdings II, LLC+	LLC interest	N/A	N/A	N/A	325	315	—	904
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,602
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	365
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,365
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	—	1,073
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,274
						19,709	1.1	29,954

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	510

Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	LLC interest	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A	N/A	20	239	—	556
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	—
MakerSights, Inc. +	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	193
						783	—	967

Total non-controlled/non-affiliate company equity investments						$197,331	9.7%	$254,178

Total non-controlled/non-affiliate company investments					$5,170,716	$5,316,742	203.8%	$5,347,715

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(19)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(a)	6.75%	04/2024	$5,786	$5,794	0.2%	$5,786
Abita Brewing Co., L.L.C.+	Second lien	L + 8.00%	(b)	9.01%	04/2024	3,553	3,545	0.1	3,553
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%		N/A(6)	04/2024	—	—	—	—
						9,339	9,339	0.3	9,339
Consumer Finance
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(b)	7.50%	05/2022	3,157	2,059	0.1	2,114
Paradigm DKD Group, LLC+(5)(7)	Senior loan	L + 6.25%	(b)	7.50%	05/2022	—	(142)	—	6
						3,157	1,917	0.1	2,120
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(b)	9.51%	07/2023	4,708	4,074	0.1	3,707
Sloan Company, Inc., The+	One stop	L + 8.50%	(b)	9.51%	07/2023	1,359	1,359	0.1	1,359
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(b)	9.51%	07/2023	313	271	—	246
						6,380	5,704	0.2	5,312
Energy, Equipment & Services
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	3,621	3,623	0.1	1,810
Benetech, Inc.+	One stop	L + 6.00%	(a)	7.25%	08/2023	783	783	—	177
						4,404	4,406	0.1	1,987
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L + 8.00%	(b)	9.25%	12/2024	12,895	12,660	0.5	12,895
Rubio's Restaurants, Inc.+(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(13)	—	—
						12,895	12,647	0.5	12,895
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	L + 5.25%	(b)	6.26% PIK	06/2023	11,371	11,417	0.4	11,143
Elite Dental Partners LLC+	One stop	L + 12.00%	(b)	13.01% PIK	06/2023	1,652	1,652	0.1	1,652
Elite Dental Partners LLC+	One stop	L + 5.25%	(b)	6.26% PIK	06/2023	1,226	1,226	—	1,226
						14,249	14,295	0.5	14,021
Software
Switchfly LLC+	One stop	L + 5.00%	(b)	6.00%	10/2023	6,361	6,276	0.2	4,898
Switchfly LLC+	One stop	L + 5.00%	(b)	6.00%	10/2023	531	524	—	409
Switchfly LLC+	One stop	L + 5.00%	(b)	6.00%	10/2023	40	40	—	32
Switchfly LLC+(5)	One stop	L + 8.50%	(b)	9.50%	10/2023	2	2	—	(16)
						6,934	6,842	0.2	5,323

Total non-controlled/affiliate debt investments						$57,358	$55,150	1.9%	$50,997
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	—%	$777

Consumer Finance
Paradigm DKD Group, LLC	LLC interest	N/A	N/A	N/A	354	115	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	2,004	—	—	—
						115	—	—
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common Stock	N/A	N/A	N/A	—	41	—	2

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,524
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	886	182	—	590
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	536	110	—	357
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	27
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	52	3	—	16
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	3,514

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.1	3,916
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	0.1	1,577
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						4,152	0.2	5,493
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	98,370	2,321	0.1	1,943
Switchfly LLC+	LLC units	N/A	N/A	N/A	950	950	0.1	419
						3,271	0.2	2,362

Total non-controlled/affiliate equity investments						$10,156	0.5%	$12,148

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Total non-controlled/affiliate investments					$57,358	$65,306	2.4%	$63,145

Controlled affiliate company investments(20)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	N/A	10.00% PIK	08/2023	$22,526	$19,607	0.5%	$12,958
MMan Acquisition Co.+	One stop	N/A	8.00% PIK	08/2023	1,588	1,588	0.1	1,492
MMan Acquisition Co.+	One stop	N/A	12.00% PIK	08/2023	849	849	—	849

Total controlled affiliate debt investments					$24,963	$22,044	0.6%	$15,299

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A	N/A	—	$927	—%	$—

Total controlled affiliate equity investments						$927	—%	$—

Total controlled affiliate investments					$24,963	$22,971	0.6%	$15,299

Total investments					$5,253,037	$5,405,019	206.8%	$5,426,159

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.21%(21)			$23,983	0.9%	$23,983
Total money market funds						$23,983	0.9%	$23,983
Total Investments and Money Market Funds						$5,429,002	207.7%	$5,450,142

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars or U.K. pound sterling (“GBP”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2022, as the loan may have priced or repriced based on an index rate prior to March 31, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.45% as of March 31, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.96% as of March 31, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.47% as of March 31, 2022.
(d) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.10% as of March 31, 2022.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.50% as of March 31, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.46% as of March 31, 2022.
(g) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.37% as of March 31, 2022.
(h) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.23% as of March 31, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers’ Acceptance Rate, which was 0.96% as of March 31, 2022.
(j) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers’ Acceptance Rate, which was 1.26% as of March 31, 2022.
(k) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.69% as of March 31, 2022.
(l) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 0.29% as of March 31, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR Rate which was 0.30% as of March 31, 2022.
(n) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR Rate which was 0.68% as of March 31, 2022.
(o) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR Rate which was 1.08% as of March 31, 2022.
(p) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 2.70% as of March 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2022.
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
(6)The entire commitment was unfunded as of March 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2022, total non-qualifying assets at fair value represented 10.9% of the Company's total assets calculated in accordance with the 1940 Act.
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
March 31, 2022
(In thousands)
(17) The Company holds an equity investment that entitles it to receive preferential dividends.
(18) The fair value of this investment was valued using Level 1 inputs. See Note 6. Fair Value Measurements.
(19)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of March 31, 2022	Interest, dividend and fee income
Abita Brewing Co. LLC	$10,050	$231	$(206)	$41	$—	$10,116	$383
Benetech, Inc.	2,399	208	(192)	(428)	—	1,987	172
Elite Dental Partners LLC	16,952	2,327	—	235	—	19,514	517
Paradigm DKD Group, LLC	2,627	143	(167)	(483)	—	2,120	18
Rubio's Restaurants, Inc	17,559	2	(21)	(1,131)	—	16,409	667
Sloan Company, Inc.	5,162	950	(305)	(493)	—	5,314	51
Switchfly LLC	6,168	1,687	(498)	328	—	7,685	368
Uinta Brewing Company	462	22	(498)	1,040	(1,026)	—	7
Total Non-Controlled Affiliates	$61,379	$5,570	$(1,887)	$(891)	$(1,026)	$63,145	$2,183

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
(20)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of March 31, 2022	Interest, dividend and fee income
MMan Acquisition Co.	$18,237	$2,315	$(1,402)	$(3,851)	$—	$15,299	$23
Total Controlled Affiliates	$18,237	$2,315	$(1,402)	$(3,851)	$—	$15,299	$23

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(21)The rate shown is the annualized seven-day yield as of March 31, 2022.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	L + 5.75%		N/A(6)	11/2025	$—	$—	—%	$—
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	8,855	8,684	0.4	8,767
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2027	262	197	—	195
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(c)	6.50%	07/2027	11	10	—	10
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(c)	6.50%	10/2025	29,746	29,432	1.2	29,746
PT Intermediate Holdings III, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(3)	—	—
Radwell International, LLC+	One stop	L + 5.50%	(c)	6.25%	07/2027	3,919	3,905	0.2	3,905
Radwell International, LLC+	One stop	L + 5.50%	(c)	6.25%	07/2027	268	268	—	268
Radwell International, LLC+	One stop	L + 5.50%	(c)	6.25%	07/2027	128	128	—	128
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(a)	6.00%	06/2027	2,458	2,411	0.1	2,458
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	—
WRE Holding Corp.*#	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	2,252	2,273	0.1	2,252
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	930	946	—	930
WRE Holding Corp.+	Senior loan	L + 5.50%	(c)	6.50%	01/2023	682	681	—	682
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	404	404	—	404
WRE Holding Corp.+	Senior loan	L + 5.50%	(c)	6.50%	01/2023	129	134	—	129
WRE Holding Corp.+	Senior loan	L + 5.50%	(a)(c)(f)	6.50%	01/2023	24	24	—	24
WRE Holding Corp.+	Senior loan	L + 5.50%	(b)(c)	6.50%	01/2023	23	23	—	23
						97,940	97,743	3.8	98,555
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L + 5.75%	(c)	6.50%	09/2028	10,349	10,145	0.4	10,142
Lightning Finco Limited(8)(9)(10)	One stop	E + 5.75%	(g)	6.50%	09/2028	1,262	1,237	—	1,205
						11,611	11,382	0.4	11,347
Construction & Engineering
Reladyne, Inc.*#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	32,522	32,513	1.3	32,522
Reladyne, Inc.+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	3,447	3,461	0.1	3,447
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	3,369	3,341	0.1	3,369
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	2,729	2,740	0.1	2,729
Reladyne, Inc.*#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,866	1,874	0.1	1,866
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,609	1,615	0.1	1,609
Reladyne, Inc.#+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	1,529	1,543	0.1	1,529
Reladyne, Inc.#+~	Senior loan	L + 5.00%	(c)	6.00%	07/2024	733	736	—	733
Reladyne, Inc.+	Senior loan	L + 5.00%	(c)	6.00%	07/2024	207	205	—	207
						48,011	48,028	1.9	48,011
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	813	808	—	813
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	168	166	—	168
AmerCareRoyal LLC+	Senior loan	L + 5.00%	(a)	6.00%	11/2025	163	161	—	163
AmerCareRoyal LLC+(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	151	150	—	151
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	4,049	3,983	0.2	4,049
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	2,406	2,366	0.1	2,406
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,570	1,558	0.1	1,570
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	624	619	—	624
Fortis Solutions Group LLC+	Senior loan	L + 4.50%	(c)	5.50%	12/2023	601	596	—	601
Fortis Solutions Group LLC+	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
						10,545	10,407	—	10,545

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(20)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,527	$19,663	0.6%	$16,436
MMan Acquisition Co.+	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,468	1,468	0.1	1,468
						23,995	21,131	0.7	17,904

Total controlled affiliate debt investments						$23,995	$21,131	0.7%	$17,904

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A		N/A	N/A	—	$927	—%	$333
							927	—	333

Total controlled affiliate equity investments							$927	—%	$333

Total controlled affiliate investments						$23,995	$22,058	0.7%	$18,237

Total investments						$4,795,665	$4,895,397	189.5%	$4,894,886

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.00%(21)			$38,317	1.5%	$38,317
Total money market funds							$38,317	1.5%	$38,317
Total Investments and Money Market Funds							$4,933,714	191.0%	$4,933,203
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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”), GCIC Funding II LLC (“GCIC Funding II”), prior to its dissolution on August 26, 2021, Golub Capital BDC CLO 4 LLC (“2020 Issuer”), prior to May 10, 2021, the date of each of the following entity’s dissolution date, GC SBIC IV, L.P. (“SBIC IV”), GCIC Senior Loan Fund LLC and GCIC Senior Loan Fund II LLC and prior to March 23, 2022, the date of each of the following entity’s dissolution date, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”), Senior Loan Fund LLC and Senior Loan Fund II LLC.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2022, interest income included $4,048 and $11,783, respectively, of accretion of discounts. For the three and six months ended March 31, 2021, interest income included $5,520 and $10,126, respectively, of accretion of discounts. For the three and six months ended March 31, 2022, the Company received loan origination fees of $4,804 and $16,016, respectively. For the three and six months ended March 31, 2021, the Company received loan origination fees of $4,390 and $13,055, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2022, the Company capitalized PIK interest of $5,124 and $8,597, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2021, the Company capitalized PIK interest of $3,946 and $8,671, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2022, fee income included $103 and $795, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2021, fee income included $695 and $1,416, respectively, of prepayment premiums, which fees are non-recurring.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $82,033 and $162,023, respectively. For the three and six months ended March 31, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $76,510 and $150,483, respectively.

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

For the three and six months ended March 31, 2022, the Company recorded dividend income of $3 and $320, respectively, and return of capital distributions of $596 and $726, respectively. For the three and six months ended March 31, 2021, the Company recorded dividend income of $35 and $195, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $55,871 and $46,104 as of March 31, 2022 and September 30, 2021, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2022, was $2,940 and $10,035, respectively. Amortization expense of purchase premium for the three and six months ended March 31, 2021, was $8,722 and $17,952, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was accrued or paid for the six months ended March 31, 2022 and 2021.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2022. The Company's tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2021 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. The Company did not make any repurchases of its common stock during each of the three and six months ended March 31, 2022 and March 31, 2021.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the six months ended March 31, 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2022 and September 30, 2021, the Company had deferred debt issuance costs of $20,786 and $17,850, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2022, was $1,776 and $3,443, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2021, was $2,136 and $3,340, respectively.

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

During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $16,115 rather than $18,019 for the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, there was no Income Incentive Fee incurred. For the six months ended March 31, 2022, the Income Incentive Fee incurred was $2,929. For the three and six months ended March 31, 2021, the Income Incentive Fee incurred was $942 and $2,946, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2022, the Company accrued a capital gain incentive fee of $4,362 and $4,814, respectively. For the three and six months ended March 31, 2021, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2022, there was a cumulative accrual of $4,814 for capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2021, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,639 and $1,769 as of March 31, 2022 and September 30, 2021, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2022, were $1,867 and $4,388, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2021, were $1,475 and $3,102, respectively.

As of March 31, 2022 and September 30, 2021, included in accounts payable and other liabilities were $856 and $2,523, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2022 and September 30, 2021 permits the Company to borrow a maximum of $100,000 and expires on June 21, 2022. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of March 31, 2022 and September 30, 2021 consisted of the following:

	As of March 31, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$642,771	$623,158	$605,007	$816,316	$803,520	$784,805
One stop	4,563,092	4,526,868	4,508,470	3,936,606	3,913,331	3,882,314
Second lien	43,614	43,067	42,796	42,571	41,946	41,857
Subordinated debt	3,560	3,512	3,560	172	171	172
Equity	N/A	208,414	266,326	N/A	136,429	185,738
Total	$5,253,037	$5,405,019	$5,426,159	$4,795,665	$4,895,397	$4,894,886

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

	As of March 31, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$892,366	16.5%	$836,031	17.1%
Midwest	1,013,131	18.8	963,963	19.7
West	989,490	18.3	914,227	18.7
Southeast	1,108,915	20.5	1,054,070	21.5
Southwest	447,195	8.3	319,831	6.5
Northeast	428,476	7.9	387,030	7.9
Canada	201,408	3.7	171,126	3.5
United Kingdom	236,962	4.4	187,664	3.8
Australia	17,239	0.3	3,291	0.1
Luxembourg	8,589	0.2	8,584	0.2
Netherlands	61,248	1.1	49,580	1.0
Total	$5,405,019	100.0%	$4,895,397	100.0%

Fair Value:
United States
Mid-Atlantic	$882,978	16.3%	$824,447	16.8%
Midwest	1,014,616	18.7	964,658	19.7
West	1,002,604	18.5	922,289	18.8
Southeast	1,120,177	20.6	1,054,839	21.6
Southwest	455,254	8.4	318,892	6.5
Northeast	423,405	7.8	386,780	7.9
Canada	207,642	3.8	175,969	3.6
United Kingdom	233,523	4.3	185,591	3.8
Australia	17,345	0.3	3,333	0.1
Luxembourg	8,187	0.2	8,508	0.2
Netherlands	60,428	1.1	49,580	1.0
Total	$5,426,159	100.0%	$4,894,886	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2022 and September 30, 2021 were as follows:

	As of March 31, 2022			As of September 30, 2021
Amortized Cost:
Aerospace and Defense	$115,430	2.1%		$114,075	2.3%
Airlines	964	0.0	*	967	0.0	*
Auto Components	31,430	0.6		32,334	0.7
Automobiles	265,153	4.9		139,501	2.9
Beverages	59,822	1.1		61,557	1.3
Biotechnology	1,769	0.0	*	23,968	0.5
Building Products	16,958	0.3		9,395	0.2
Chemicals	87,727	1.6		64,363	1.3
Commercial Services and Supplies	170,036	3.1		98,529	2.0
Communications Equipment	11,398	0.2		11,382	0.2
Construction & Engineering	—	—		49,060	1.0
Consumer Finance	2,032	0.0	*	2,057	0.0	*
Containers and Packaging	29,239	0.5		10,407	0.2
Distributors	7,027	0.1		6,189	0.1
Diversified Consumer Services	172,193	3.2		138,358	2.8
Diversified Financial Services	26,276	0.5		16,345	0.3
Diversified Telecommunication Services	1,612	0.0	*	1,616	0.0	*
Electronic Equipment, Instruments and Components	144,658	2.7		124,995	2.6
Energy Equipment and Services	4,406	0.1		4,388	0.1
Food and Staples Retailing	102,764	1.9		124,003	2.5
Food Products	127,766	2.4		112,773	2.3
Healthcare Equipment and Supplies	165,795	3.1		162,211	3.3
Healthcare Providers and Services	477,721	8.8		552,202	11.3
Health Care Technology	168,558	3.1		147,269	3.0
Hotels, Restaurants and Leisure	105,983	2.0		174,667	3.6
Household Durables	8,872	0.2		5,338	0.1
Household Products	5,487	0.1		5,199	0.1
Industrial Conglomerates	18,603	0.4		18,403	0.4
Insurance	271,197	5.0		232,137	4.7
Internet and Catalog Retail	60,135	1.1		30,836	0.6
IT Services	242,416	4.5		298,383	6.1
Leisure Products	11,886	0.2		11,869	0.2
Life Sciences Tools & Services	48,892	0.9		56,285	1.1
Machinery	34,677	0.6		32,374	0.7
Marine	16,710	0.4		16,729	0.3
Media	6,392	0.1		5,295	0.1
Multiline Retail	46,396	0.9		46,382	1.0
Oil, Gas and Consumable Fuels	92,499	1.7		92,993	1.9
Paper and Forest Products	9,171	0.2		8,970	0.2
Personal Products	36,776	0.7		37,019	0.8
Pharmaceuticals	127,675	2.4		106,859	2.2
Professional Services	112,189	2.1		104,427	2.1
Real Estate Management and Development	123,140	2.3		97,205	2.0
Road and Rail	36,829	0.7		37,012	0.8
Software	1,328,499	24.6		1,077,321	22.0
Specialty Retail	348,404	6.4		286,417	5.9
Technology Hardware, Storage and Peripherals	23,401	0.4		23,815	0.5
Textiles, Apparel and Luxury Goods	46,105	0.9		45,092	0.9
Trading Companies and Distributors	34,373	0.6		18,936	0.4
Water Utilities	17,578	0.3		17,490	0.4
Total	$5,405,019	100.0%		$4,895,397	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2022			As of September 30, 2021
Fair Value:
Aerospace and Defense	$113,874	2.1%		$112,636	2.3%
Airlines	951	0.0	*	936	0.0	*
Auto Components	31,471	0.6		32,566	0.7
Automobiles	267,352	4.9		140,499	2.9
Beverages	60,624	1.1		60,868	1.2
Biotechnology	1,769	0.0	*	25,439	0.5
Building Products	17,107	0.3		11,243	0.2
Chemicals	87,128	1.6		64,262	1.3
Commercial Services and Supplies	173,002	3.3		99,595	2.0
Communications Equipment	11,524	0.2		11,347	0.2
Construction & Engineering	—	—		49,166	1.0
Consumer Finance	2,120	0.0	*	2,627	0.1
Containers and Packaging	29,875	0.6		10,545	0.2
Distributors	6,898	0.1		6,089	0.1
Diversified Consumer Services	170,053	3.1		134,232	2.7
Diversified Financial Services	26,586	0.5		16,497	0.3
Diversified Telecommunications Services	1,636	0.0	*	1,645	0.0	*
Electronic Equipment, Instruments and Components	144,936	2.7		125,481	2.6
Energy Equipment and Services	1,987	0.0	*	2,399	0.0	*
Food and Staples Retailing	107,856	2.0		128,574	2.6
Food Products	133,490	2.5		119,568	2.4
Healthcare Equipment and Supplies	159,672	2.9		157,959	3.2
Healthcare Providers and Services	460,233	8.5		532,463	10.9
Health Care Technology	173,748	3.2		150,565	3.1
Hotels, Restaurants and Leisure	107,592	2.0		172,285	3.5
Household Durables	9,256	0.2		5,694	0.1
Household Products	5,435	0.1		5,140	0.1
Industrial Conglomerates	18,392	0.4		18,560	0.4
Insurance	274,613	5.1		234,529	4.8
Internet and Catalog Retail	61,872	1.1		31,127	0.6
IT Services	243,001	4.5		302,487	6.2
Leisure Products	13,539	0.2		12,575	0.3
Life Sciences Tools & Services	49,627	0.9		57,004	1.2
Machinery	29,754	0.5		29,377	0.6
Marine	16,841	0.3		16,877	0.3
Media	6,378	0.1		5,397	0.1
Multiline Retail	46,470	0.9		46,470	1.0
Oil, Gas and Consumable Fuels	91,802	1.7		92,720	1.9
Paper and Forest Products	9,250	0.2		8,921	0.2
Personal Products	33,923	0.6		33,727	0.7
Pharmaceuticals	129,072	2.4		108,458	2.2
Professional Services	113,715	2.1		106,898	2.2
Real Estate Management and Development	122,872	2.3		96,066	2.0
Road and Rail	36,890	0.7		36,751	0.8
Software	1,344,510	24.8		1,084,864	22.2
Specialty Retail	358,581	6.6		292,446	6.0
Technology Hardware, Storage and Peripherals	23,317	0.4		23,717	0.5
Textiles, Apparel and Luxury Goods	42,918	0.8		38,627	0.8
Trading Companies and Distributors	34,937	0.6		19,311	0.4
Water Utilities	17,710	0.3		17,657	0.4
Total	$5,426,159	100.0%		$4,894,886	100.0%
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

The outstanding forward currency contracts as of March 31, 2022 and September 30, 2021 were as follows:

As of March 31, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	$—	$(168)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	558	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	378	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(541)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	—	(517)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(944)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	903	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(30)
Macquarie Bank Limited	€25,000	GBP	$34,298	USD	8/27/2024	1,053	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	1,266	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	—	(354)
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(549)
Macquarie Bank Limited	€20,550	GBP	$28,297	USD	9/3/2024	961	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	—	(307)
Macquarie Bank Limited	€13,945	GBP	$19,149	USD	3/31/2025	518	—
						$5,637	$(3,410)

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	$—	$(272)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	106	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	40	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(796)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	—	(769)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(660)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	343	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(88)
Macquarie Bank Limited	€25,000	GBP	$34,298	USD	8/27/2024	663	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	426	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	75	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(41)
Macquarie Bank Limited	€20,550	GBP	$28,297	USD	9/3/2024	647	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	81	—
Macquarie Bank Limited	€13,945	GBP	$19,149	USD	3/31/2025	335	—
						$2,716	$(2,626)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2022 and September 30, 2021.

As of March 31, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$5,637	$(3,410)	$2,227	$—	$2,227

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$2,716	$(2,626)	$90	$—	$90

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Foreign exchange	$1,856	$1,121	$2,137	$(2,771)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2022, and 2021:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Forward currency contracts	$260,211	$81,055	$260,211	$76,097

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2022 and September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2022 and September 30, 2021:

As of March 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,159,833	$5,159,833
Equity investments(1)	147	—	266,179	266,326
Money market funds(1)(2)	23,983	—	—	23,983
Forward currency contracts	—	5,637	—	5,637
Total assets, at fair value:	$24,130	$5,637	$5,426,012	$5,455,779
Liabilities at fair value:
Forward currency contracts	$—	$(3,410)	$—	$(3,410)
Total liabilities, at fair value:	$—	$(3,410)	$—	$(3,410)

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,709,148	$4,709,148
Equity investments(1)	508	—	185,230	185,738
Money market funds(1)(2)	38,317	—	—	38,317
Forward currency contracts	—	2,716	—	2,716
Total assets, at fair value:	$38,825	$2,716	$4,894,378	$4,935,919
Liabilities at fair value:
Forward currency contracts	$—	$(2,626)	$—	$(2,626)
Total liabilities, at fair value:	$—	$(2,626)	$—	$(2,626)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2022 was $14,133 and $28,759, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2021, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2021 was $15,376 and $52,312, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2022 and 2021:

	For the six months ended March 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	13,047	8,965	22,012
Realized gain (loss) on investments	(135)	15,029	14,894
Funding of (proceeds from) revolving loans, net	1,002	—	1,002
Fundings of investments	1,181,552	85,796	1,267,348
PIK interest	8,597	—	8,597
Proceeds from principal payments and sales of portfolio investments	(755,126)	(28,841)	(783,967)
Accretion of discounts and amortization of premiums	1,748	—	1,748
Fair value, end of period	$5,159,833	$266,179	$5,426,012

	For the six months ended March 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	91,161	20,389	111,550
Realized gain (loss) on investments	(5,391)	4,948	(443)
Funding of (proceeds from) revolving loans, net	(7,248)	—	(7,248)
Fundings of investments	668,320	10,210	678,530
PIK interest	8,671	—	8,671
Proceeds from principal payments and sales of portfolio investments	(611,865)	(14,318)	(626,183)
Accretion of discounts and amortization of premiums	(7,826)	—	(7,826)
Fair value, end of period	$4,281,835	$113,426	$4,395,261

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and September 30, 2021.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$599,824	Market rate approach	Market interest rate	4.0% - 17.8% (6.3%)
		Market comparable companies	EBITDA multiples	6.5x - 23.6x (15.1x)
	4,897	Market comparable	Broker/dealer bids or quotes	N/A
	286	Collateral analysis	Recovery rate	1.5%
One stop loans(3)(4)	$4,471,781	Market rate approach	Market interest rate	3.5% - 17.0% (7.1%)
		Market comparable companies	EBITDA multiples	4.5x - 36.8x (16.9x)
			Revenue multiples	2.0x - 30.0x (8.8x)
	36,689	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$46,356	Market rate approach	Market interest rate	6.5% - 11.5% (9.1%)
		Market comparable companies	EBITDA multiples	6.5x - 24.0x (17.8x)
Equity(5)	$266,179	Market comparable companies	EBITDA multiples	4.5x - 43.9x (18.8x)
			Revenue multiples	2.0x - 30.0x (15.4x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$10,818 of loans at fair value were valued using the market comparable companies approach only.
(3)$108,592 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,780,023 and $691,758 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $229,104 and $37,075 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of March 31, 2022 and September 30, 2021.

	As of March 31, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,980,962	$2,893,865	$2,569,228	$2,594,368

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of March 31, 2022, the Company’s asset coverage for borrowed amounts was 187.6%.

Debt Securitizations: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2022 and September 30, 2021, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of March 31, 2022 and September 30, 2021, there were 76 and 75 portfolio companies, respectively, with a total fair value of $589,868 and $579,075, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2022 based on the last interest rate reset was 0.3%. For the three and six months ended March 31, 2022 and 2021 the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$1,904	$1,898	$3,750	$3,846
Amortization of debt issuance costs	104	104	210	210
Total interest and other debt financing expenses	$2,008	$2,002	$3,960	$4,056
Cash paid for interest expense	$1,846	$1,936	$3,694	$3,928
Annualized average stated interest rate	1.9%	1.9%	1.8%	1.9%
Average outstanding balance	$408,200	$408,200	$408,200	$408,200

As of March 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the March 31, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2022 and September 30, 2021, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of March 31, 2022 and September 30, 2021, there were 94 and 96 portfolio companies, respectively, with a total fair value of $901,037 and $889,326, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2022 based on the last interest rate reset was 0.3%. For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$2,444	$2,435	$4,818	$5,068
Accretion of discounts on notes issued	441	444	892	892
Amortization of debt issuance costs	17	13	34	13
Total interest and other debt financing expenses	$2,902	$2,892	$5,744	$5,973
Cash paid for interest expense	$2,368	$2,318	4,739	5,381
Annualized average stated interest rate	1.8%	1.8%	1.8%	1.9%
Average outstanding balance	$546,500	$546,500	$546,500	$546,500

As of March 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

The interest charged under the 2020 Debt Securitization was based on three-month LIBOR. For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$1,263	$—	$2,559
Amortization of debt issuance costs	—	186	—	376
Total interest and other debt financing expenses	$—	$1,449	$—	$2,935
Cash paid for interest expense	—	2,295	—	2,295
Annualized average stated interest rate	N/A	2.7%	N/A	2.7%
Average outstanding balance	$—	$189,000	$—	$189,000

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

As part of each of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of March 31, 2022, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

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

As of March 31, 2022 and September 30, 2021, each of SBIC IV, SBIC V and SBIC VI had no outstanding SBA-guaranteed debentures. The original amount of debentures committed to SBIC IV, SBIC V and SBIC VI by the SBA were $150,000, $175,000 and $175,000, respectively. Through September 30, 2021, SBIC IV, SBIC V and SBIC VI repaid all outstanding debentures and the corresponding debenture commitments were terminated.

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$1,254	$—	$2,933
Amortization of debt issuance costs	—	1,139	—	1,469
Total interest and other debt financing expenses	$—	$2,393	$—	$4,402
Cash paid for interest expense	$—	$3,347	$—	$3,347
Annualized average stated interest rate	N/A	2.7%	N/A	2.9%
Average outstanding balance	$—	$190,069	$—	$205,600

Revolving Credit Facilities: On February 1, 2019, Funding II entered into a credit facility, as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. On April 13, 2021, the Company entered into an amendment to the MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026. On July 30, 2021, the Company entered into an amendment to the MS Credit Facility II to, among other things, amend general concentration limits and institute an unused fee holiday until November 30, 2021. As of March 31, 2022, the MS Credit Facility II allows Funding II to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of March 31, 2022 and September 30, 2021, the Company had no outstanding debt under the MS Credit Facility II.

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$1,176	$4	$2,719
Facility fees	148	113	188	257
Amortization of debt issuance costs	52	67	106	264
Total interest and other debt financing expenses	$200	$1,356	$298	$3,240
Cash paid for interest expense and facility fees	$150	$1,721	$296	$3,816
Annualized average stated interest rate	N/A	3.2%	N/A	2.9%
Average outstanding balance	$— *	$149,877	$— *	$189,689

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

As of March 31, 2022 and September 30, 2021, the Company had no outstanding debt or commitments under the WF Credit Facility.

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$536	$—	$996
Facility fees	—	45	—	323
Total interest and other debt financing expenses	$—	$581	$—	$1,319
Cash paid for interest expense and facility fees	$—	$874	$—	$1,614
Annualized average stated interest rate	N/A	2.2%	N/A	2.2%
Average outstanding balance	$—	$100,517	$—	$91,099

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

As of March 31, 2022 and September 30, 2021, the Company had no outstanding debt or commitments under the DB Credit Facility.

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$—	$73
Facility fees	—	—	—	14
Total interest and other debt financing expenses	$—	$—	$—	$87
Cash paid for interest expense and facility fees	$—	$—	$—	$840
Annualized average stated interest rate	N/A	N/A	N/A	2.2%
Average outstanding balance	$—	$—	$—	$6,642
On February 11, 2021, the Company entered into a senior secured revolving credit facility, as amended, (the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders party thereto. On October 14, 2021, the Company entered into an agreement with Signature Bank, Wells Fargo Bank, National Association and Regions Bank, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased to $687,500 from $475,000 and the accordion feature allowed the Company, under certain circumstances, to increase the total size of the facility to a maximum of $712,500. On November 19, 2021, the Company entered into an amendment to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, increase the accordion feature to allow the Company, under certain circumstances, to increase the total size of the facility to $1,500,000. On November 23, 2021, the Company entered into an agreement with First National Bank of Pennsylvania, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $687,500 to $1,037,500. On December 17, 2021, the Company entered into an agreement with Comerica Bank, Capital One, National Association and JPMorgan Chase Bank, N.A., pursuant to which, through the JPM Credit Facility’s accordion feature, the aggregate commitments under the JPM Credit Facility increased to $1,187,500. Under the JPM Credit Facility, as of March 31, 2022, the lenders agreed to extend credit to the Company in an aggregate amount of up to $1,187,500 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $312,500 of additional commitments.

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

The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on February 11, 2026, and requires mandatory prepayment of interest and principal upon certain events during the term-out period.

As of March 31, 2022 and September 30, 2021, the Company had outstanding debt of $580,788 and $472,102, respectively, and no letters of credit outstanding under the JPM Credit Facility.

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$2,086	$251	$3,475	$251
Facility fees	742	192	1,326	192
Amortization of debt issuance costs	486	150	874	150
Total interest and other debt financing expenses	$3,314	$593	$5,675	$593
Cash paid for interest expense and facility fees	$2,620	$251	$3,539	$251
Annualized average stated interest rate	2.0%	1.9%	2.0%	1.9%
Average outstanding balance	$420,435	$53,811	$356,773	$26,610

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of March 31, 2022, the outstanding aggregate principal amount of the 2024 Notes is $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$4,219	$3,375	$8,307	$6,713
Accretion of discounts and amortization of premiums on notes issued	(341)	22	(633)	45
Amortization of debt issuance costs	480	389	951	770
Total interest and other debt financing expenses	$4,358	$3,786	$8,625	$7,528
Cash paid for interest expense	$—	$—	$6,750	$—
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$500,000	$400,000	$492,308	$397,802

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of March 31, 2022, outstanding aggregate principal amount of the 2026 Notes is $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$3,750	$1,028	$7,333	$1,028
Accretion of discounts on notes issued	131	22	254	22
Amortization of debt issuance costs	403	88	794	88
Total interest and other debt financing expenses	$4,284	$1,138	$8,381	$1,138
Cash paid for interest expense	$6,819	$—	$6,819	$—
Annualized average stated interest rate	2.5%	2.6%	2.5%	2.6%
Average outstanding balance	$600,000	$160,000	$586,813	$79,121

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

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$1,794	$—	$3,588	$—
Accretion of discounts on notes issued	181	—	366	—
Amortization of debt issuance costs	234	—	474	—
Total interest and other debt financing expenses	$2,209	$—	$4,428	$—
Cash paid for interest expense	$3,827	$—	$3,827	$—
Average stated interest rate	2.1%	N/A	2.1%	N/A
Average outstanding balance	$350,000	$—	$350,000	$—

Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of March 31, 2022 and September 30, 2021, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.0% as of March 31, 2022. As of March 31, 2022 and September 30, 2021, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—

For the three and six months ended March 31, 2022, the average total debt outstanding was $2,825,135 and $2,740,594, respectively. For the three and six months ended March 31, 2021, the average total debt outstanding was $2,197,975 and $2,140,263, respectively.

For the three and six months ended March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 2.8% and 2.7%, respectively. For the three and six months ended March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 3.0% and 2.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	545,059	—	—	—	545,059
JPM Credit Facility	580,788	—	—	580,788	—
2024 Notes(2)	502,824	—	502,824	—	—
2026 Notes(2)	597,664	—	—	597,664	—
2027 Notes(2)	346,427	—	—	346,427	—
Total borrowings	$2,980,962	$—	$502,824	$1,524,879	$953,259

(1) Represents principal outstanding less unaccreted discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2022, the Company had outstanding commitments to fund investments totaling $243,771, including $40,588 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $340,702, including $42,216 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of March 31, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2022		2021
Net asset value at beginning of period	$15.19		$14.33
Net increase in net assets as a result of issuance of DRIP shares	0.00	(2)	0.00	(2)
Distributions declared:
From net investment income	(0.60)		(0.58)
Net investment income	0.52		0.47
Net realized gain (loss) on investment transactions	0.08		(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.16		0.65
Net asset value at end of period	$15.35		$14.86
Per share market value at end of period	$15.21		$14.62
Total return based on market value(4)	0.00%	(5)	14.90%
Number of common shares outstanding	170,895,670		168,231,707

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021
Ratio of net investment income to average net assets*	6.80%	6.54%
Ratio of total expenses (without waiver) to average net assets*	6.35%	5.73%
Ratio of management fee waiver to average net assets	(0.07)%	—%
Ratio of incentive fees to average net assets	0.30%	0.12%
Ratio of net expenses (without incentive fees) to average net assets*(6)	5.98%	5.61%
Total return based on average net asset value*(7)	10.02%	15.32%
Net assets at end of period	$2,623,549	$2,499,131
Average debt outstanding	$2,740,594	$2,140,263
Average debt outstanding per share	$16.04	$12.72
Portfolio turnover*	30.53%	28.50%
Asset coverage ratio(8)	187.55%	224.80%
Asset coverage ratio per unit(9)	$1,876	$2,248
Average market value per unit:(10)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
2020 Debt Securitization	N/A	N/A
2024 Notes	$1,017	$1,022
2026 Notes	$965	$987
2027 Notes	$943	N/A
SBA Debentures	N/A	N/A
MS Credit Facility II	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

*Annualized for periods less than one year.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Represents an amount less than $0.01
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

(5)Represents an amount less than 0.01%
(6)For the six months ended March 31, 2022, base management fee waiver is not annualized in the calculation.
(7)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
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
(10)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes and the 2027 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, and the 2027 Notes is based on the average monthly prices of such notes and is expressed per $1,000 of indebtedness.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Earnings available to stockholders	$66,873	$91,315	$129,951	$185,754
Basic and diluted weighted average shares outstanding	170,866,740	167,281,115	170,452,256	167,270,194
Basic and diluted earnings per share	$0.39	$0.55	$0.76	$1.11

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the six months ended March 31, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30	$37,358	29,928	$13,902	(1)(2)

For the six months ended March 31, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29	$33,846	—	$14,659	(3)
02/05/2021	03/05/2021	03/30/2021	$0.29	$34,311	972,196	$14,194

(1)In accordance with the Company's DRIP, 882,358 shares of the Company's stock were purchased in the open market at an average price of $15.24 and were issued to stockholders of the Company participating in DRIP.
(2)In accordance with the Company’s DRIP, the Company issued 29,928 shares for proceeds totaling $457.
(3)In accordance with the Company's DRIP, 1,034,149 shares of the Company's stock were purchased in the open market at an average price of $14.18 and were issued to stockholders of the Company participating in DRIP.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On May 6, 2022, the Company’s board of directors declared a quarterly distribution of $0.30 per share, which is payable on June 29, 2022 to holders of record as of June 3, 2022.

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
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to the disruptions caused by the COVID-19 pandemic;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $45.0 billion in capital under management as of March 31, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2022. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of March 31, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$605,007	11.1%	$784,805	16.0%
One stop	4,508,470	83.1	3,882,314	79.3
Second lien	42,796	0.8	41,857	0.9
Subordinated debt	3,560	0.1	172	0.0 *
Equity	266,326	4.9	185,738	3.8
Total	$5,426,159	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2022 and September 30, 2021, one stop loans included $691.8 million and $527.8 million, respectively, of late stage lending loans at fair value.

As of March 31, 2022 and September 30, 2021, we had debt and equity investments in 310 and 296 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	For the three months ended		For the six months ended
	March 31, 2022	December 31, 2021	March 31, 2022		March 31, 2021
Weighted average income yield (1)*	6.9%	7.1%	7.0%		7.5%
Weighted average investment income yield (2)*	7.3%	7.7%	7.5%		8.0%
Total return based on average net asset value (3)*	10.4%	9.7%	10.0%		15.3%
Total return based on market value (4)	0.4%	(0.4)%	0.0%	(5)	14.9%

*Annualized for periods of less than one year.

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
(5)Represents an amount less than 0.1%
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

COVID-19 Pandemic
The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led and could lead to the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We and GC Advisors continue to monitor the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and future recommendations from such authorities may further impact our business operations and financial results. Due to certain resurgences of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021.

At the end of January 2021, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, concluded a consultation on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the debt financing securitization (CLO) market, the leveraged loan market and/or us.

In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the discontinued publication of LIBOR results in a decrease in our net investment income and distributions we are able to pay to our stockholders.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. As of December 31, 2021, Golub Capital amended all credit agreements to effectuate the transition to alternate reference rates for portfolio company debt investments priced via reference to non-USD LIBOR. In addition, Golub Capital is amending credit agreements to include fallback language to transition the reference rate of portfolio company debt investments priced via reference to USD LIBOR to an alternate reference rate, such as forward-looking term SOFR, based on prevailing market practices.

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. The JPM Credit Facility (as defined in Note 7 of our consolidated financial statements) and MS Credit Facility II (as defined in Note 7 of our consolidated financial statements) have been amended to include fall-back language to incorporate SOFR as an alternative reference rate, as well as foreign alternative reference rates for foreign borrowings. The notes offered in the 2018 Debt Securitization and GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements) currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the Debt Securitizations prior to June 30, 2023, the cessation date for three-month USD LIBOR. The 2024 Notes, 2026 Notes and 2027 Notes (as defined in Note 7 of our consolidated financial statements) accrue fixed-rate interest and will not be affected by any discontinuation of LIBOR. We expect any new debt facilities will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On May 6, 2022, our board of directors declared a quarterly distribution of $0.30 per share, which is payable on June 29, 2022 to holders of record as of June 3, 2022.

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

Consolidated operating results for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2022	December 31, 2021	March 31, 2022 vs December 31, 2021	March 31, 2022	March 31, 2021	2022 vs. 2021
	(In thousands)
Interest income	$84,631	$84,601	$30	$169,232	$155,811	$13,421
Accretion of discounts and amortization of premiums	4,048	7,735	(3,687)	11,783	10,126	1,657
GCIC acquisition purchase premium amortization	(2,940)	(7,095)	4,155	(10,035)	(17,952)	7,917
Dividend income	3	317	(314)	320	195	125
Fee income	219	1,009	(790)	1,228	2,067	(839)
Total investment income	85,961	86,567	(606)	172,528	150,247	22,281
Total net expenses	42,521	41,777	744	84,298	70,932	13,366
Net investment income	43,440	44,790	(1,350)	88,230	79,315	8,915
Net realized gain (loss) on investment transactions excluding purchase premium	372	14,776	(14,404)	15,148	(2,239)	17,387
Net realized gain (loss) on investment transactions due to purchase premium	—	(228)	228	(228)	(99)	(129)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	20,218	(3,088)	23,306	17,130	90,726	(73,596)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	2,940	7,323	(4,383)	10,263	18,051	(7,788)
Net gain (loss) on investment transactions	23,530	18,783	4,747	42,313	106,439	(64,126)
(Provision) benefit for taxes on unrealized appreciation on investments	(97)	(495)	398	(592)	—	(592)
Net increase (decrease) in net assets resulting from operations	$66,873	$63,078	$3,795	$129,951	$185,754	$(55,803)
Average earning debt investments, at fair value	$4,970,924	$4,784,517	$186,407	$4,872,253	$4,231,369	$640,884

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

•“Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee” - Adjusted Net Investment Income excluding the accrual or reversal for the capital gain incentive fee under GAAP;
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

	Three months ended		Six months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
	(In thousands)
Net investment income	$43,440	$44,790	$88,230	$79,315
Add: GCIC acquisition purchase premium amortization	2,940	7,095	10,035	17,952
Adjusted Net Investment Income	$46,380	$51,885	$98,265	$97,267
Add: Accrual (reversal) for capital gain incentive fee under GAAP	4,362	452	4,814	—
Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee	$50,742	$52,337	$103,079	$97,267

Net gain (loss) on investment transactions	$23,530	$18,783	$42,313	$106,439
Add: Realized loss on investment transactions due to purchase premium	—	228	228	99
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(2,940)	(7,323)	(10,263)	(18,051)
Adjusted Net Realized and Unrealized Gain	$20,590	$11,688	$32,278	$88,487

Net increase (decrease) in net assets resulting from operations	$66,873	$63,078	$129,951	$185,754
Add: GCIC acquisition purchase premium amortization	2,940	7,095	10,035	17,952
Add: Realized loss on investment transactions due to purchase premium	—	228	228	99
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(2,940)	(7,323)	(10,263)	(18,051)
Adjusted Net Income	$66,873	$63,078	$129,951	$185,754
Investment Income

Investment income decreased from the three months ended December 31, 2021 to the three months ended March 31, 2022 by $0.6 million primarily due to a decrease in accretion income resulting from reduced payoffs of portfolio company investments and a decrease in dividend and fee income, partially offset by a decrease in GCIC premium amortization.

Investment income increased from the six months ended March 31, 2021 to the six months ended March 31, 2022 by $22.3 million primarily due to an increase in the average earning debt investments balance of $640.9 million and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021 are as follows:

	Three months ended		Six months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Senior secured	5.4%	5.6%	5.6%	6.3%
One stop	7.1%	7.3%	7.2%	7.7%
Second lien	8.8%	9.1%	9.0%	10.9%
Subordinated debt	11.6%	12.3%	11.8%	10.6%

Income yields on one stop and senior secured loans decreased for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021, primarily due to the general trend of interest rate compression on new investments. Our loan portfolio is partially insulated from a drop in floating interest rates, as over 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2022 and September 30, 2021, the weighted average base rate floor of our loans was 0.86% and 0.90%, respectively. The decrease in our portfolio’s weighted average base rate floor is primarily due to the majority of our new portfolio company investments originating with base rate floors ranging between 0.00% and 0.75%.

As of March 31, 2022, we have second lien investments in six portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2022	December 31, 2021	March 31, 2022 vs December 31, 2021	March 31, 2022	March 31, 2021	2022 vs. 2021
	(In thousands)
Interest and other debt financing expenses	$17,499	$16,169	$1,330	$33,668	$27,931	$5,737
Amortization of debt issuance costs	1,776	1,667	109	3,443	3,340	103
Base management fee, net of waiver	16,115	17,501	(1,386)	33,616	30,306	3,310
Income incentive fee	—	2,929	(2,929)	2,929	2,946	(17)
Capital gain incentive fee	4,362	452	3,910	4,814	—	4,814
Professional fees	729	899	(170)	1,628	2,038	(410)
Administrative service fee	1,640	1,818	(178)	3,458	3,602	(144)
General and administrative expenses	400	342	58	742	769	(27)
Net expenses	$42,521	$41,777	$744	$84,298	$70,932	$13,366
Average debt outstanding	$2,825,135	$2,657,628	$167,507	$2,740,594	$2,140,263	$600,331

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.4 million from the three months ended December 31, 2021 to the three months ended March 31, 2022 primarily due to increased borrowings on the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements) to fund investments. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the six months ended March 31, 2021 to the six months ended March 31, 2022 by $5.8 million, primarily due to an increase in average debt outstanding of $600.3 million. For more information about our outstanding borrowings for the three and six months ended March 31, 2022, and 2021, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2022 and December 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.8% and 2.7%, respectively. For the six months ended March 31, 2022 and March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.7% and 2.9%, respectively.

The increase in the effective annualized average interest rate from the three months ended December 31, 2021 to the three months ended March 31, 2022 was primarily due to rising interest rates on the JPM Credit Facility.

The decrease in the effective annualized average interest rate in the six months ended March 31, 2022 compared to the six months ended March 31, 2021 was primarily due to the issuance of the 2026 Notes (as defined in Note 7 of our consolidated financial statements) and the 2027 Notes (as defined in Note 7 of our consolidated financial statements) issued in February 2021 and August 2021, respectively, that bear interest at a fixed rate of 2.500% and 2.050%, respectively, as well as the issuance of the additional 2026 Notes (as defined in Note 7 of our consolidated financial statements) and the additional 2024 Notes (as defined in Note 7 of our consolidated financial statements) in October 2021 at a price resulting in a yield to maturity of 2.667% and 1.809%, respectively.

Management Fee

The base management fee, net of waiver, decreased from the three months ended December 31, 2021 to the three months ended March 31, 2022 primarily due to the base management fee waiver described below.

The base management fee, net of waiver, increased from the six months ended March 31, 2021 to the six months ended March 31, 2022 due to an increase in average adjusted gross assets from 2021 to 2022, partially offset by the management fee waiver described below.

Effective April 1, 2022, GC Advisors changed its practice of retaining administrative agent fees earned in respect of co-investment transactions in which we participate. In connection with this change, for the three months ended March 31, 2022, GC Advisors voluntarily and irrevocably waived $1.9 million* of base management fees related to certain administrative agent fees received by GC Advisors prior to this change. The waiver had the net economic effect of providing us an amount equal to our pro rata portion of administrative agent fees earned by GC Advisors from our borrowers.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

No Income Incentive Fee was payable for the three months ended March 31, 2022 due to our returns on equity not exceeding the quarterly hurdle rate of 2.0%, which compared to an Income Incentive Fee of $2.9 million for the three months ended December 31, 2021. The Income Incentive Fee was consistent from the six months ended March 31, 2021 to the six months ended March 31, 2022. As we remained in the “catch-up” provision of the calculation of the Income Incentive Fee for the relevant periods, an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements) causes a corresponding increase in the Income Incentive fee until we are fully through the catch up.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 6.1%, 3.1% and 3.6% for the three months ended December 31, 2021, the six months ended March 31, 2022 and the six months ended March 31, 2021, respectively. There was no Income Incentive Fee for the three months ended March 31, 2022.

As of both March 31, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of March 31, 2022, there was a capital gain incentive fee accrual of $4.8 million calculated in accordance with GAAP. We recorded an accrual for a capital gain incentive fee under GAAP of $4.4 million and $4.8 million for the three and six months ended March 31, 2022, respectively, which was primarily the result of an increase in unrealized appreciation on debt and equity investments. As of September 30, 2021, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

*The net economic effect represents $6.5 million of GBDC’s pro rata portion of administrative agent fees retained by GC Advisors since the exemptive relief issued to GBDC and its affiliates on February 27, 2017, reduced by $4.6 million of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $0.3 million from the three months ended December 31, 2021 to the three months ended March 31, 2022 primarily due to lower professional fees and administrative expenses. In total, professional fees, the administrative service fee, and general and administrative expenses decreased from the six months ended March 31, 2021 to the six months ended March 31, 2022 by $0.6 million primarily due to a decrease in professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended March 31, 2022 and December 31, 2021, were $1.9 million and $2.5 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2022 and 2021, were $4.4 million and $3.1 million, respectively.

As of March 31, 2022 and September 30, 2021, included in accounts payable and other liabilities were $0.9 million and $2.5 million, respectively, for expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2022	December 31, 2021	March 31, 2022 vs December 31, 2021	March 31, 2022	March 31, 2021	2022 vs. 2021
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$321	$14,573	$(14,252)	$14,894	$(443)	$15,337
Foreign currency transactions	51	(25)	76	26	(1,895)	1,921
Net realized gain (loss) on investment transactions	$372	$14,548	$(14,176)	$14,920	$(2,338)	$17,258
Unrealized appreciation on investments	40,626	36,805	3,821	65,821	124,403	(58,582)
Unrealized (depreciation) on investments	(22,661)	(33,119)	10,458	(44,170)	(12,853)	(31,317)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	3,337	268	3,069	3,605	(2)	3,607
Unrealized appreciation (depreciation) on forward currency contracts	1,856	281	1,575	2,137	(2,771)	4,908
Net change in unrealized appreciation (depreciation) on investment transactions	$23,158	$4,235	$18,923	$27,393	$108,777	$(81,384)

During the three months ended March 31, 2022 and the three months ended December 31, 2021, we had a net realized gain of $0.4 million and $14.5 million, respectively, both primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

During the six months ended March 31, 2022, we had a net realized gain of $14.9 million primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies. During the six months ended March 31, 2021, we had a net realized loss of $2.3 million primarily attributable to recognized realized losses on the restructure, sale, or write-off of multiple portfolio companies, partially offset by net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2022, we had $40.6 million in unrealized appreciation on 199 portfolio company investments, which was offset by $22.7 million in unrealized depreciation on 147 portfolio company investments. For the three months December 31, 2021, we had $36.8 million in unrealized appreciation on 176 portfolio company investments, which was offset by $33.1 million in unrealized depreciation on 151 portfolio company investments. Unrealized appreciation for both the three months ended March 31, 2022 and the three months ended December 31, 2021 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for both the three months ended March 31, 2022 and the three months ended December 31, 2021 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

For the six months ended March 31, 2022, we had $65.8 million in unrealized appreciation on 213 portfolio company investments, which was offset by $44.2 million in unrealized depreciation on 133 portfolio company investments. For the six months ended March 31, 2021, we had $124.4 million in unrealized appreciation on 222 portfolio company investments, which was offset by $12.9 million in unrealized depreciation on 58 portfolio company investments. Unrealized appreciation for both the six months ended March 31, 2022 and March 31, 2021 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for the six months ended March 31, 2022 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2021 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

Liquidity and Capital Resources

For the six months ended March 31, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $70.0 million. During the period, cash used in operating activities was $389.0 million, primarily driven by fundings of portfolio investments of $1,267.3 million, offset by proceeds from principal payments and sales of portfolio investments of $784.0 million and net investment income of $88.2 million. Lastly, cash provided by financing activities was $319.0 million, primarily driven by borrowings on debt of $916.8 million, offset by repayments of debt of $502.3 million and distributions paid of $75.6 million.

For the six months ended March 31, 2021, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $0.5 million. During the period, cash provided by operating activities was $38.7 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $626.2 million and net investment income of $79.3 million, offset by fundings of portfolio investments of $678.5 million. Lastly, cash used in financing activities was $39.2 million, primarily driven by repayments of debt of $2,224.5 million, distributions paid of $68.2 million, and purchases of common stock under the DRIP of $14.7 million, partially offset by borrowings on debt of $2,284.0 million.

As of March 31, 2022 and September 30, 2021, we had cash and cash equivalents of $130.5 million and $175.6 million, respectively. In addition, we had foreign currencies of $5.7 million and $5.5 million as of March 31, 2022 and September 30, 2021, respectively, restricted cash and cash equivalents of $35.7 million and $61.8 million as of March 31, 2022 and September 30, 2021, respectively, and restricted foreign currencies of $2.4 million and $1.4 million as of March 31, 2022 and September 30, 2021, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

MS Credit Facility II - As of both March 31, 2022 and September 30, 2021, we had no amounts outstanding on the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements). As of March 31, 2022, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, as amended, to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of both March 31, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $75.0 million of remaining commitments and $75.0 million of availability on the MS Credit Facility II.

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2022, allowed us to borrow up to $1,187.5 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2022 and September 30, 2021, we had outstanding debt under the JPM Credit Facility of $580.8 million and $472.1 million, respectively. As of March 31, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had $606.7 million and $2.9 million, respectively, of remaining commitments and $606.7 million and $2.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of March 31, 2022. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of each of March 31, 2022 and September 30, 2021, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of both March 31, 2022 and September 30, 2021, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the March 31, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as our debt. As of March 31, 2022 and September 30, 2021 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of March 31, 2022 and September 30, 2021, we had outstanding debt under the GCIC 2018 Debt Securitization of $545.1 million and $544.2 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of March 31, 2022, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of March 31, 2022, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of March 31, 2022.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of March 31, 2022, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of March 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2022, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 187.6% and 1.14x, respectively.

In August 2021, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the six months ended March 31, 2022 and 2021.

As of March 31, 2022 and September 30, 2021, we had outstanding commitments to fund investments totaling $243.8 million and $340.7 million, respectively. As of March 31, 2022, total commitments of $243.8 million included $40.6 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2022. As of March 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver, JPM Credit Facility and MS Credit Facility II, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2022 and September 30, 2021, we had investments in 310 and 296 portfolio companies, respectively, with a total fair value of $5.4 billion and $4.9 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended				Six months ended
	March 31, 2022		December 31, 2021		March 31, 2022		March 31, 2021
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$5,940	1.8%	$37,039	4.3%	$42,979	3.6%	$173,775	22.8%
One stop	304,844	94.4	761,442	87.7	1,066,286	89.5	572,624	75.2
Second lien	—	—	640	0.1	640	0.1	8,013	1.1
Subordinated debt	—	0.0	988	0.1	988	0.1	—	—
Equity	12,399	3.8	67,613	7.8	80,012	6.7	7,131	0.9
Total new investment commitments	$323,183	100.0%	$867,722	100.0%	$1,190,905	100.0%	$761,543	100.0%

For the six months ended March 31, 2022, we had approximately $784.0 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2021, we had approximately $626.2 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2022(1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$604,174	$599,867	$593,897	$796,269	$793,707	$781,962
Non-accrual(3)	38,597	23,291	11,110	20,047	9,813	2,843
One stop:
Performing	4,503,084	4,473,875	4,463,709	3,876,907	3,860,525	3,839,053
Non-accrual(3)	60,008	52,993	44,761	59,699	52,806	43,261
Second lien:
Performing	43,614	43,067	42,796	42,571	41,946	41,857
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	3,560	3,512	3,560	172	171	172
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	208,414	266,326	N/A	136,429	185,738
Total	$5,253,037	$5,405,019	$5,426,159	$4,795,665	$4,895,397	$4,894,886

(1)As of March 31, 2022, $501.3 million and $461.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of March 31, 2022, we had loans in seven portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.5% and 1.1%, respectively. As of September 30, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.3% and 1.0%, respectively.

As of March 31, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2% and 98.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	For the three months ended		For the six months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Weighted average rate of new investment fundings	6.7%	6.7%	6.7%	7.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%	5.9%	5.8%	5.9%
Weighted average fees of new investment fundings	1.1%	1.2%	1.1%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	6.0%	6.3%	6.2%	6.8%

As of March 31, 2022, 98.4% and 98.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 92.4% and 92.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $45.7 million and $41.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$337,368	6.2%	$499,241	10.2%
4	4,670,103	86.1	3,951,870	80.7
3	367,590	6.8	395,208	8.1
2	50,810	0.9	47,836	1.0
1	288	0.0*	731	0.0*
Total	$5,426,159	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.

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

•During the first calendar quarter of 2022, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $11.7 million, or 789,200 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2021, the Trust purchased approximately $14.3 million, or 925,040 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2022 and September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $55.9 million and $46.1 million as of March 31, 2022 and September 30, 2021, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2022 and 2021, we did not incur any U.S federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the six months ended March 31, 2022, we recorded a net tax expense of $0.6 million for taxable subsidiaries. For the six months ended March 31, 2021, we did not record a net tax expense for taxable subsidiaries. As of March 31, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.1 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2021, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.5 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2022 and September 30, 2021, the weighted average floor on loans subject to floating interest rates was 0.86% and 0.90%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR plus 2.05%. Finally, the JPM Credit Facility has a floating interest rate provision primarily based on one-month LIBOR plus a spread that ranges from 1.75% to 1.875%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(568)	$(3,739)	$3,171
Up 50 basis points	25,991	7,478	18,513
Up 100 basis points	51,333	14,955	36,378
Up 150 basis points	76,824	22,433	54,391
Up 200 basis points	102,358	29,911	72,447

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Political uncertainty could adversely affect our business.

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to the elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on February 18, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: May 10, 2022	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)