Form 10-Q
period 2022-06-30
GOLUB CAPITAL BDC, Inc.
filed 2022-08-09
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 9, 2022, the Registrant had 170,895,670 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,533,287	$4,815,270
Non-controlled affiliate company investments	64,451	61,379
Controlled affiliate company investments	15,812	18,237
Total investments, at fair value (amortized cost of $5,656,202 and $4,895,397, respectively)	5,613,550	4,894,886
Cash and cash equivalents	81,444	175,593
Foreign currencies (cost of $3,777 and $5,145, respectively)	3,755	5,497
Restricted cash and cash equivalents	34,891	61,824
Restricted foreign currencies (cost of $1,106 and $1,442, respectively)	1,090	1,429
Cash collateral held at broker for forward currency contracts	—	6,960
Interest receivable	20,569	18,261
Receivable from investments sold	—	97
Unrealized appreciation on forward currency contracts	14,149	90
Other assets	747	278
Total Assets	$5,770,195	$5,164,915
Liabilities
Debt	$3,154,673	$2,569,228
Less unamortized debt issuance costs	18,988	17,850
Debt less unamortized debt issuance costs	3,135,685	2,551,378
Interest payable	20,255	12,516
Management and incentive fees payable	19,743	12,247
Accounts payable and other liabilities	5,578	5,788
Payable for investments purchased	1,075	294
Accrued trustee fees	173	—
Total Liabilities	3,182,509	2,582,223
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 170,895,670 shares issued and outstanding as of June 30, 2022; 200,000,000 shares authorized, 170,028,584 shares issued and outstanding as of September 30, 2021	171	170
Paid in capital in excess of par	2,677,424	2,664,251
Distributable earnings (losses)	(89,909)	(81,729)
Total Net Assets	2,587,686	2,582,692
Total Liabilities and Total Net Assets	$5,770,195	$5,164,915
Number of common shares outstanding	170,895,670	170,028,584
Net asset value per common share	$15.14	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$93,393	$73,429	$262,167	$219,027
Dividend income	52	78	372	273
Fee income	1,042	1,433	2,270	3,493
Total investment income from non-controlled/non-affiliate company investments	94,487	74,940	264,809	222,793
From non-controlled affiliate company investments:
Interest income	1,105	827	3,288	3,230
Fee income	—	—	—	7
Total investment income from non-controlled affiliate company investments	1,105	827	3,288	3,237
From controlled affiliate company investments:
Interest income	34	2	57	(14)
Total investment income from controlled affiliate company investments	34	2	57	(14)
Total investment income	95,626	75,769	268,154	226,016
Expenses
Interest and other debt financing expenses	23,278	15,125	60,389	46,396
Base management fee	19,025	15,298	54,545	45,604
Incentive fee	(4,096)	—	3,647	2,946
Professional fees	1,039	1,034	2,667	3,072
Administrative service fee	1,980	1,856	5,438	5,458
General and administrative expenses	472	391	1,214	1,160
Total expenses	41,698	33,704	127,900	104,636
Base management fee waived (Note 3)	—	—	(1,904)	—
Net expenses	41,698	33,704	125,996	104,636
Net investment income	53,928	42,065	142,158	121,380
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	1,554	4,906	17,474	10,202
Non-controlled affiliate company investments	—	1,099	(1,026)	(4,640)
Foreign currency transactions	(123)	(398)	(97)	(2,293)
Forward currency contracts	1,080	—	1,080	—
Net realized gain (loss) on investment transactions	2,511	5,607	17,431	3,269
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(63,606)	34,934	(37,213)	135,502
Non-controlled affiliate company investments	(557)	1,566	(1,448)	13,639
Controlled affiliate company investments	371	160	(3,480)	(931)
Translation of assets and liabilities in foreign currencies	11,315	(893)	14,920	(895)
Forward currency contracts	11,922	(546)	14,059	(3,317)
Net change in unrealized appreciation (depreciation) on investment transactions	(40,555)	35,221	(13,162)	143,998
Net gain (loss) on investment transactions	(38,044)	40,828	4,269	147,267
Provision for taxes on unrealized appreciation on investments	(478)	—	(1,070)	—
Net increase (decrease) in net assets resulting from operations	$15,406	$82,893	$145,357	$268,647
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.09	$0.49	$0.85	$1.60
Dividends and distributions declared per common share	$0.30	$0.29	$0.90	$0.87
Basic and diluted weighted average common shares outstanding (Note 10)	170,895,670	168,251,930	170,600,061	167,597,440

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	167,259,511	$167	$2,624,608	$(228,582)	$2,396,193
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	121,380	121,380
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	3,269	3,269
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	143,998	143,998
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,892,346	2	27,866	—	27,868
Distributions from distributable earnings	—	—	—	(145,797)	(145,797)
Total increase (decrease) for the nine months ended June 30, 2021	1,892,346	2	27,866	122,850	150,718
Balance at June 30, 2021	169,151,857	$169	$2,652,474	$(105,732)	$2,546,911
Balance at March 31, 2021	168,231,707	$168	$2,638,801	$(139,838)	$2,499,131
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	42,065	42,065
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	5,607	5,607
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	35,221	35,221
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	920,150	1	13,673	—	13,674
Distributions from distributable earnings	—	—	—	(48,787)	(48,787)
Total increase (decrease) for the three months ended June 30, 2021	920,150	1	13,673	34,106	47,780
Balance at June 30, 2021	169,151,857	$169	$2,652,474	$(105,732)	$2,546,911
Balance at September 30, 2021	170,028,584	$170	$2,664,251	$(81,729)	$2,582,692
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	142,158	142,158
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	17,431	17,431
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(13,162)	(13,162)
Provision for taxes on unrealized appreciation on investments	—	—	—	(1,070)	(1,070)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(153,537)	(153,537)
Total increase (decrease) for the nine months ended June 30, 2022	867,086	1	13,173	(8,180)	4,994
Balance at June 30, 2022	170,895,670	$171	$2,677,424	$(89,909)	$2,587,686
Balance at March 31, 2022	170,895,670	$171	$2,677,424	$(54,046)	$2,623,549
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	53,928	53,928
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,511	2,511
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(40,555)	(40,555)
Provision for taxes on unrealized appreciation on investments	—	—	—	(478)	(478)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(51,269)	(51,269)
Total increase (decrease) for the three months ended June 30, 2022	—	—	—	(35,863)	(35,863)
Balance at June 30, 2022	170,895,670	$171	$2,677,424	$(89,909)	$2,587,686

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands, except share data)

	Nine months ended June 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$145,357	$268,647
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	5,241	5,072
Accretion of discounts and amortization of premiums on investments	(3,534)	9,341
Accretion of discounts and amortization of premiums on issued debt securities	1,294	1,482
Net realized (gain) loss on investments	(16,448)	(5,562)
Net realized (gain) loss on forward currency contracts	(1,080)	—
Net realized (gain) loss on foreign currency transactions	97	2,293
Net change in unrealized (appreciation) depreciation on investments	42,141	(148,210)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(14,920)	895
Net change in unrealized (appreciation) depreciation on forward currency contracts	(14,059)	3,317
Proceeds from (fundings of) revolving loans, net	(2,865)	10,999
Fundings of investments	(1,678,450)	(1,265,089)
Proceeds from principal payments and sales of portfolio investments	955,184	1,209,841
Proceeds from settlements of forward currency contracts	1,080	—
PIK interest	(14,692)	(12,657)
Changes in operating assets and liabilities:
Interest receivable	(2,308)	64
Cash collateral held at broker for forward currency contracts	6,960	(3,640)
Receivable from investments sold	97	259
Other assets	(469)	744
Interest payable	7,739	4,258
Management and incentive fees payable	7,496	(2,216)
Payable for investments purchased	781	—
Accounts payable and other liabilities	(210)	815
Accrued trustee fees	173	—
Net cash provided by (used in) operating activities	(575,395)	80,653
Cash flows from financing activities
Borrowings on debt	1,194,187	2,396,547
Repayments of debt	(594,911)	(2,291,296)
Capitalized debt issuance costs	(6,379)	(17,331)
Distributions paid	(114,985)	(103,270)
Purchases of common stock under dividend reinvestment plan	(25,378)	(14,659)
Net cash provided by (used in) financing activities	452,534	(30,009)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(122,861)	50,644
Effect of foreign currency exchange rates	(302)	(229)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	244,343	184,430
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$121,180	$234,845
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,115	$35,584
Distributions declared during the period	153,537	145,797
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$13,174	$27,868
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	—	38,500
Redemptions of Class A-2 GCIC 2018 Notes	—	(38,500)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$81,444	$154,323
Foreign currencies (cost of $3,777 and $2,525, respectively)	3,755	2,607
Restricted cash and cash equivalents	34,891	76,141
Restricted foreign currencies (cost of $1,106 and $1,779, respectively)	1,090	1,774
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$121,180	$234,845
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#+~	Senior loan	L + 5.50%	(b)	6.50%	06/2023	$39,870	$39,763	1.6%	$39,870
NTS Technical Systems~	Second lien	L + 9.75%	(b)	10.75%	12/2023	4,589	4,546	0.2	4,589
NTS Technical Systems+(5)	Senior loan	L + 5.50%		N/A(6)	06/2023	—	(13)	—	—
NTS Technical Systems+	Senior loan	P + 4.50%	(d)	9.25%	06/2023	600	586	—	600
NTS Technical Systems+	One stop	L + 5.50%	(c)	6.50%	06/2023	3,091	3,062	0.1	3,091
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(b)	7.15% cash/0.50% PIK	09/2023	674	672	—	600
Tronair Parent, Inc.+	Senior loan	L + 6.25%	(b)	7.15% cash/0.50% PIK	06/2023	68	67	—	52
Whitcraft LLC*#+~	One stop	L + 6.00%	(b)	8.25%	04/2023	62,768	62,893	2.3	59,630
Whitcraft LLC+(5)	One stop	L + 6.00%		N/A(6)	04/2023	—	(1)	—	(15)
						111,660	111,575	4.2	108,417
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L + 6.00%	(a)	7.63%	12/2026	977	963	—	929

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF + 5.00%	(l)(m)	6.17%	04/2028	9,638	9,476	0.4	9,554
COP CollisionRight Holdings, Inc.+	One stop	SF + 5.00%	(m)	7.11%	04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.+(5)	One stop	SF + 5.00%		N/A(6)	04/2028	—	(2)	—	(2)
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	08/2027	4,902	4,860	0.2	4,902
Covercraft Parent III, Inc.+	Senior loan	L + 4.50%	(b)	6.75%	08/2027	994	972	—	994
Covercraft Parent III, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC+	One stop	L + 6.00%	(c)	8.01%	05/2027	6,114	6,014	0.3	6,053
North Haven Falcon Buyer, LLC+	One stop	L + 6.00%	(c)	8.17%	05/2027	1,024	1,008	—	1,004
Polk Acquisition Corp.*#+	Senior loan	SF + 6.00%	(l)	7.53%	12/2024	18,058	17,961	0.7	17,976
Polk Acquisition Corp.+	Senior loan	SF + 6.00%	(l)	7.53%	12/2024	106	109	—	106
Polk Acquisition Corp.+	Senior loan	SF + 6.00%	(l)	7.53%	12/2024	106	106	—	106
Polk Acquisition Corp.+	Senior loan	SF + 6.50%	(l)	8.03%	03/2023	695	692	—	695
						41,664	41,221	1.6	41,414
Automobiles
CG Group Holdings, LLC*#+	One stop	L + 7.25%	(b)	7.50% cash/2.00% PIK	07/2027	31,355	31,093	1.2	29,787
CG Group Holdings, LLC+	One stop	L + 7.25%	(a)	6.92% cash/2.00% PIK	07/2026	337	333	—	320
Cobblestone Intermediate Holdco, LLC+	One stop	L + 5.50%	(a)	7.17%	01/2026	5,579	5,531	0.2	5,579
Cobblestone Intermediate Holdco, LLC+	One stop	L + 5.50%	(a)	7.11%	01/2026	3,826	3,788	0.1	3,826
Denali Midco 2, LLC*#+	One stop	L + 5.50%	(a)	7.17%	12/2027	42,972	42,580	1.6	42,112
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	7.17%	12/2027	274	269	—	264
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	7.17%	12/2027	100	99	—	98
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	7.17%	12/2027	80	79	—	78
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	7.17%	12/2027	80	79	—	78
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	7.17%	12/2027	66	65	—	65
Denali Midco 2, LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(9)	—	(20)
Denali Midco 2, LLC+	One stop	L + 5.50%	(a)	7.17%	12/2027	198	196	—	194
JHCC Holdings LLC+	One stop	L + 5.75%	(b)	8.00%	09/2025	15,354	15,177	0.6	14,893
JHCC Holdings LLC+	One stop	P + 4.75%	(d)	9.50%	09/2025	497	493	—	482
JHCC Holdings LLC+	One stop	L + 5.75%	(b)(d)	8.47%	09/2025	296	294	—	287
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC+	One stop	L + 5.75%	(b)(d)	8.38%	09/2025	$34	$33	—%	$31
JHCC Holdings LLC+(5)	One stop	L + 5.75%		N/A(6)	09/2025	—	(26)	—	—
MOP GM Holding, LLC*#~	One stop	L + 5.75%	(c)	6.76%	11/2026	24,039	23,816	0.9	23,798
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	7.09%	11/2026	2,636	2,614	0.1	2,609
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.95%	11/2026	2,585	2,561	0.1	2,559
MOP GM Holding, LLC+	One stop	SF + 5.75%	(n)	8.58%	11/2026	1,915	1,898	0.1	1,896
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	1,575	1,562	0.1	1,559
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	528	524	—	523
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	148	147	—	146
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	7.77%	11/2026	26	24	—	24
MOP GM Holding, LLC+	One stop	SF + 5.75%	(n)	7.62%	11/2026	1,452	1,427	0.1	1,437
MOP GM Holding, LLC+	One stop	SF + 5.75%	(n)	7.62%	11/2026	2,605	2,566	0.1	2,579
MOP GM Holding, LLC+	One stop	SF + 5.75%	(n)	7.94%	11/2026	359	356	—	356
MOP GM Holding, LLC+	One stop	SF + 5.75%	(n)	8.51%	11/2026	60	59	—	59
MOP GM Holding, LLC+(5)	One stop	SF + 5.75%		N/A(6)	11/2026	—	(25)	—	(26)
National Express Wash Parent JV, LLC#+	One stop	SF + 5.50%	(m)(n)	6.29%	02/2028	13,988	13,858	0.5	13,988
National Express Wash Parent JV, LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	—
National Express Wash Parent JV, LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(4)	—	—
POY Holdings, LLC#	One stop	L + 5.50%	(b)	7.75%	11/2027	9,567	9,395	0.4	9,567
POY Holdings, LLC+	One stop	L + 5.50%	(b)	7.75%	11/2027	36	32	—	36
POY Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(2)	—	—
Quick Quack Car Wash Holdings, LLC*#	One stop	L + 6.00%	(b)	7.24%	10/2024	12,849	12,856	0.5	12,849
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(b)	7.24%	10/2024	9,798	9,764	0.4	9,798
Quick Quack Car Wash Holdings, LLC#+	One stop	L + 6.00%	(b)	7.24%	10/2024	2,319	2,310	0.1	2,319
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.00%	(b)	7.24%	10/2024	2,025	2,049	0.1	2,025
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.00%	(b)	7.24%	10/2024	1,354	1,369	0.1	1,354
Quick Quack Car Wash Holdings, LLC*+	One stop	L + 6.00%	(b)	7.24%	10/2024	1,103	1,118	—	1,103
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(a)(b)	7.63%	10/2024	40	35	—	40
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(b)	7.35%	10/2024	90	90	—	90
Quick Quack Car Wash Holdings, LLC+	One stop	L + 6.00%	(b)	7.31%	10/2024	95	89	—	95
TWAS Holdings, LLC#+	One stop	SF + 6.00%	(l)	7.63%	12/2026	40,561	40,199	1.6	40,561
TWAS Holdings, LLC*+	One stop	SF + 6.00%	(l)	7.63%	12/2026	30,644	30,354	1.2	30,644
TWAS Holdings, LLC+	One stop	SF + 6.00%	(l)	7.63%	12/2026	7,954	7,881	0.3	7,954
TWAS Holdings, LLC+	One stop	SF + 6.00%	(l)	7.63%	12/2026	388	384	—	388
TWAS Holdings, LLC+(5)	One stop	SF + 6.00%		N/A(6)	12/2026	—	(3)	—	—
TWAS Holdings, LLC+	One stop	SF + 6.00%	(l)	7.63%	12/2026	611	605	—	611
						272,398	269,981	10.4	269,015
Beverages
Fintech Midco, LLC*#	One stop	L + 5.25%	(b)	6.49%	08/2024	23,863	24,031	0.9	23,624
Fintech Midco, LLC+	One stop	L + 5.25%	(b)	6.49%	08/2024	15,149	15,040	0.6	14,998
Fintech Midco, LLC#+	One stop	L + 5.25%	(b)	6.49%	08/2024	1,105	1,126	—	1,094
Fintech Midco, LLC+(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	—	—	(2)
Watermill Express, LLC+	One stop	L + 5.50%	(b)	7.75%	04/2027	2,250	2,232	0.1	2,227
Watermill Express, LLC+	One stop	L + 5.50%	(a)	7.17%	04/2027	1	1	—	1
Watermill Express, LLC+(5)	One stop	L + 5.50%		N/A(6)	04/2027	—	(1)	—	(2)
Winebow Holdings, Inc.+	One stop	L + 6.25%	(a)	7.92%	07/2025	7,819	7,735	0.3	7,819
						50,187	50,164	1.9	49,759

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L + 5.50%	(b)	7.75%	11/2028	$7,557	$7,488	0.3%	$7,405
BECO Holding Company, Inc.+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4)	—	(7)
BECO Holding Company, Inc.+(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(18)	—	(39)
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	4,117	4,118	0.2	4,117
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	1,393	1,408	0.1	1,393
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	897	904	—	897
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	846	840	—	846
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	431	438	—	431
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	274	276	—	274
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	214	214	—	214
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(b)	5.74%	03/2024	114	114	—	114
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(c)	6.00%	03/2024	268	258	—	268
						16,111	16,036	0.6	15,913
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L + 5.25%	(b)	6.25%	07/2024	12,476	12,543	0.5	12,351
Inhance Technologies Holdings LLC+	One stop	L + 5.25%	(b)	6.25%	07/2024	9,938	9,860	0.4	9,838
Inhance Technologies Holdings LLC+	One stop	L + 5.25%	(b)	6.25%	07/2024	1,896	1,890	0.1	1,877
Inhance Technologies Holdings LLC+	One stop	L + 5.25%	(b)	6.25%	07/2024	43	43	—	40
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E + 6.25%	(f)	6.25%	09/2028	33,198	36,113	1.2	32,202
PHM NL SP Bidco B.V.+(8)(14)	One stop	L + 6.25%	(c)	6.75%	09/2028	13,766	13,550	0.5	13,353
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN + 6.25%	(j)	7.44%	09/2028	7,317	7,912	0.3	7,098
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E + 6.25%	(f)	6.31%	09/2028	3,509	3,707	0.1	3,379
						82,143	85,618	3.1	80,138
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	One stop	L + 5.50%	(b)	7.75%	10/2028	15,626	15,420	0.6	15,626
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(24)	—	—
EGD Security Systems, LLC *#+	One stop	L + 5.75%	(b)	8.00%	12/2028	52,537	52,054	2.0	52,012
EGD Security Systems, LLC +	One stop	L + 5.75%	(b)	7.44%	12/2028	280	277	—	277
EGD Security Systems, LLC +	One stop	L + 5.75%	(a)(b)	7.30%	12/2027	360	355	—	355
EGD Security Systems, LLC +(5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(3)	—	(3)
Hydraulic Authority III Limited+~(8)(9)(10)	One stop	SN + 5.00%	(j)	6.22%	11/2025	10,575	11,076	0.4	10,575
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	237	251	—	237
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN + 5.00%		N/A(6)	11/2025	—	—	—	—
Hydraulic Authority III Limited+(8)(9)(10)	One stop	E + 5.00%	(e)	6.00%	11/2025	1,133	1,124	—	1,133
North Haven Stack Buyer, LLC*+	One stop	L + 5.50%	(a)	7.17%	07/2027	8,789	8,640	0.4	8,701

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(a)	6.98%	07/2027	$2,392	$2,336	0.1%	$2,325
North Haven Stack Buyer, LLC+	One stop	L + 5.50%	(a)	7.17%	07/2027	38	36	—	36
OVG Business Services, LLC+	One stop	L + 6.25%	(a)	7.25%	11/2028	1,804	1,767	0.1	1,714
OVG Business Services, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(2)
Profile Products LLC+	One stop	L + 5.25%	(b)	6.66%	11/2027	4,982	4,893	0.2	4,982
Profile Products LLC+(8)	One stop	L + 5.25%	(b)	6.66%	11/2027	1,292	1,269	0.1	1,292
Profile Products LLC+	One stop	P + 4.25%	(d)	9.00%	11/2027	16	16	—	16
Profile Products LLC+(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(12)	—	—
Profile Products LLC+(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC+~	One stop	L + 5.50%	(b)	7.75%	11/2028	29,597	29,073	1.1	29,006
PT Intermediate Holdings III, LLC+	One stop	L + 5.50%	(b)	7.75%	11/2028	20,926	20,725	0.8	20,507
PT Intermediate Holdings III, LLC+	One stop	L + 5.50%	(b)	7.75%	11/2028	9,925	9,794	0.4	9,727
Radwell Parent, LLC+	One stop	SF + 5.75%	(m)	7.90%	03/2029	19,168	18,869	0.7	18,881
Radwell Parent, LLC+(5)	One stop	SF + 5.75%		N/A(6)	03/2028	—	(4)	—	(4)
Radwell Parent, LLC+(5)	One stop	SF + 5.75%		N/A(6)	03/2029	—	(8)	—	(8)
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(c)	7.08%	06/2027	2,458	2,417	0.1	2,409
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%	(c)	6.85%	06/2027	33	32	—	31
Trinity Air Consultants Holdings Corporation+	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
WRE Holding Corp.*#	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	2,235	2,234	0.1	2,235
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	923	925	—	923
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	677	674	—	677
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	400	399	—	400
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	128	131	—	128
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	22	21	—	22
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.44%	01/2025	23	23	—	23
WRE Holding Corp.+	Senior loan	SF + 5.25%	(l)(m)	6.80%	01/2025	10	8	—	10
						186,586	184,784	7.1	184,243
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L + 5.75%	(b)	7.35%	09/2028	10,349	10,167	0.4	10,349
Lightning Finco Limited+(8)(9)(10)	One stop	E + 5.75%	(e)	6.50%	09/2028	1,113	1,239	—	1,113
						11,462	11,406	0.4	11,462
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	781	772	—	765
AmerCareRoyal LLC+	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	167	165	—	163
AmerCareRoyal LLC+	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	162	160	—	159
AmerCareRoyal LLC+(8)	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	145	143	—	142
Chase Intermediate+	One stop	L + 5.50%	(b)(c)	6.72%	10/2028	9,925	9,840	0.4	9,826
Chase Intermediate+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	(4)
Chase Intermediate+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(12)	—	(12)
Fortis Solutions Group LLC*#+	One stop	L + 5.50%	(b)	7.65%	10/2028	31,622	31,114	1.2	31,384
Fortis Solutions Group LLC+	One stop	L + 5.50%	(b)	7.73%	10/2027	20	15	—	18
Fortis Solutions Group LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(96)	—	(25)
Fortis Solutions Group LLC+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(42)	—	(42)
						42,822	42,056	1.6	42,374

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC+	Senior loan	SF + 4.50%	(m)	5.50%	07/2027	$1,237	$1,223	—%	$1,215
WSC Holdings Midco LLC+	Senior loan	SF + 4.50%	(l)(m)	5.69%	07/2027	1,797	1,782	0.1	1,765
WSC Holdings Midco LLC+(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC+	Senior loan	SF + 4.50%	(m)	5.52%	07/2027	2,976	2,944	0.1	2,924
WSC Holdings Midco LLC+(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
						6,010	5,947	0.2	5,902
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF + 5.75%	(n)	8.58%	02/2026	1,593	1,562	0.1	1,577
Certus Pest, Inc.#	One stop	SF + 5.75%	(n)	8.58%	02/2026	1,527	1,480	0.1	1,512
Certus Pest, Inc.#	One stop	SF + 5.75%	(n)	7.08%	02/2026	1,080	1,070	—	1,069
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	8.58%	02/2026	755	739	—	747
Certus Pest, Inc.#	One stop	SF + 5.75%	(n)	8.58%	02/2026	665	631	—	660
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	7.00%	02/2026	649	644	—	642
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	7.07%	02/2026	383	374	—	379
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	8.58%	02/2026	240	224	—	238
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	8.58%	02/2026	131	103	—	130
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	7.07%	02/2026	55	49	—	54
Certus Pest, Inc.+(5)	One stop	SF + 5.75%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.+(5)	One stop	SF + 5.75%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.+(5)	One stop	SF + 5.75%		N/A(6)	02/2026	—	(14)	—	(50)
Certus Pest, Inc.+	One stop	SF + 5.75%	(n)	7.69%	02/2026	1,102	1,102	0.1	1,091
CHHJ Midco, LLC#	Senior loan	L + 5.00%	(b)	7.25%	01/2026	2,730	2,710	0.1	2,730
CHHJ Midco, LLC+	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,717	1,703	0.1	1,700
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	07/2027	1,673	1,651	0.1	1,656
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)(c)	5.50%	07/2027	1,096	1,084	0.1	1,085
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)(c)	5.51%	07/2027	775	766	—	767
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%	(b)	5.50%	07/2027	200	197	—	198
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior loan	L + 4.75%	(b)	6.19%	07/2027	94	92	—	94
EMS LINQ, LLC+	One stop	L + 6.25%	(a)	7.92%	12/2027	9,591	9,504	0.4	9,495
EMS LINQ, LLC+(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC+	One stop	L + 7.50%	(b)	7.75% cash/2.00% PIK	03/2026	929	918	—	910
EWC Growth Partners LLC+	One stop	L + 7.50%	(b)	7.75% cash/2.00% PIK	03/2026	61	61	—	60
EWC Growth Partners LLC+	One stop	L + 7.50%	(b)	7.75% cash/2.00% PIK	03/2026	19	19	—	18
Excelligence Learning Corporation#+	One stop	L + 6.00%	(b)	8.25%	04/2023	10,802	10,724	0.4	10,802
Flores & Associates, LLC+	One stop	L + 5.25%	(c)	8.13%	04/2027	3,750	3,681	0.2	3,750
Flores & Associates, LLC+	One stop	L + 5.25%	(c)	8.13%	04/2027	1,580	1,562	0.1	1,580
Flores & Associates, LLC+	One stop	L + 5.25%	(c)	8.13%	04/2027	836	828	—	836
Flores & Associates, LLC+	One stop	L + 5.25%	(c)	8.13%	04/2027	771	764	—	771
Flores & Associates, LLC+	One stop	L + 5.25%	(c)	8.12%	04/2027	5	4	—	5
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)	7.67%	03/2027	9,121	8,979	0.4	9,121
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)	7.61%	03/2027	287	275	—	287
FPG Intermediate Holdco, LLC+	One stop	L + 6.00%	(a)(b)(d)	7.92%	03/2027	56	55	—	56
FSS Buyer LLC+	One stop	L + 5.75%	(a)	7.42%	08/2028	5,505	5,408	0.2	5,395
FSS Buyer LLC+(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	(1)
HS Spa Holdings, Inc.+	One stop	SF + 5.75%	(n)	7.56%	06/2029	7,802	7,648	0.3	7,646
HS Spa Holdings, Inc.+(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(2)	—	(2)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	6.32%	03/2025	$2,503	$2,530	0.1%	$2,403
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	7.00%	03/2025	1,347	1,344	—	1,293
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	6.58%	03/2025	607	597	—	583
Learn-it Systems, LLC+	Senior loan	L + 4.75%	(b)	7.00%	03/2025	33	33	—	31
Liminex, Inc.+~	One stop	SF + 7.25%	(m)	9.45%	11/2026	25,462	25,109	1.0	25,971
Liminex, Inc.+	One stop	SF + 7.25%	(m)	9.45%	11/2026	800	794	—	816
Liminex, Inc.+(5)	One stop	SF + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Liminex, Inc.+	One stop	SF + 6.25%	(m)	8.45%	11/2026	20,000	19,805	0.8	19,623
Litera Bidco LLC+	One stop	L + 6.00%	(a)	7.67%	05/2026	5,733	5,676	0.2	5,733
Litera Bidco LLC+	One stop	L + 5.75%	(a)	7.42%	05/2026	3,683	3,698	0.1	3,653
Litera Bidco LLC+	One stop	L + 5.75%	(a)	7.42%	05/2026	690	707	—	685
Litera Bidco LLC+	One stop	L + 5.75%	(a)	7.42%	05/2026	690	707	—	685
Litera Bidco LLC+	One stop	L + 6.00%	(a)(b)	8.08%	05/2026	519	514	—	519
Litera Bidco LLC+	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF + 5.75%	(l)	7.38%	04/2029	7,654	7,504	0.3	7,501
Mario Purchaser, LLC+	One stop	SF + 10.75%	(l)	11.63% PIK	04/2029	1,478	1,436	0.1	1,434
Mario Purchaser, LLC+(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(1)	—	(1)
Mario Purchaser, LLC+(5)	One stop	SF + 5.75%		N/A(6)	04/2029	—	(4)	—	(4)
Mathnasium, LLC#	One stop	L + 5.00%	(c)	5.75%	11/2027	9,284	9,201	0.4	9,098
Mathnasium, LLC+	One stop	L + 5.00%	(c)	5.75%	11/2027	13	12	—	11
NSG Buyer, Inc. +	One stop	P + 5.00%	(d)	9.75%	06/2029	7,894	7,815	0.3	7,815
NSG Buyer, Inc. +	One stop	P + 5.00%	(d)	9.75%	06/2028	12	11	—	11
NSG Buyer, Inc. +(5)	One stop	SF + 6.00%		N/A(6)	06/2029	—	(20)	—	(20)
PADI Holdco, Inc.*#	One stop	L + 7.25%	(c)	6.75% cash/1.50% PIK	04/2024	21,560	21,555	0.8	20,910
PADI Holdco, Inc.+~(8)(9)	One stop	E + 7.25%	(f)	5.75% cash/1.50% PIK	04/2024	19,013	20,832	0.7	18,440
PADI Holdco, Inc.~	One stop	L + 7.25%	(b)	6.75% cash/1.50% PIK	04/2024	821	816	—	796
PADI Holdco, Inc.+	One stop	L + 7.25%	(b)	6.75% cash/1.50% PIK	04/2024	169	168	—	164
PADI Holdco, Inc.+(5)	One stop	L + 7.25%		N/A(6)	04/2023	—	(1)	—	(5)
Provenance Buyer LLC#+	One stop	L + 5.00%	(a)	6.67%	06/2027	18,325	18,017	0.7	18,141
Provenance Buyer LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	(1)
Provenance Buyer LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(3)	—	(3)
Provenance Buyer LLC+	One stop	L + 5.00%	(a)	6.67%	06/2027	10,000	9,900	0.4	9,900
RW AM Holdco LLC+	One stop	SF + 5.25%	(m)	7.45%	04/2028	17,729	17,557	0.7	17,551
RW AM Holdco LLC+(5)	One stop	SF + 5.25%		N/A(6)	04/2028	—	(1)	—	(2)
						243,599	242,896	9.3	240,737
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L + 6.00%	(a)	7.67%	12/2027	4,026	3,957	0.1	3,986
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L + 5.25%	(c)	6.75%	07/2027	8,038	7,954	0.3	7,877
Banker's Toolbox, Inc.+(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	(2)
Banker's Toolbox, Inc.+(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	(68)
Flash Topco, Inc. *	One stop	L + 5.75%	(b)	6.99%	10/2028	9,845	9,755	0.4	9,746
Flash Topco, Inc. +(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	7.17%	11/2026	4,588	4,537	0.2	4,542
Higginbotham Insurance Agency, Inc.+	One stop	L + 5.50%	(a)	7.17%	11/2026	26	25	—	24
						26,523	26,227	1.0	26,104

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	L + 5.00%	(b)	7.25%	12/2024	$1,632	$1,611	0.1%	$1,632

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L + 5.50%	(a)	7.17%	10/2025	20,172	20,003	0.8	20,172
CST Buyer Company#+~	One stop	L + 5.50%	(a)	7.17%	10/2025	10,140	10,069	0.4	10,140
CST Buyer Company+	One stop	L + 5.50%		N/A(6)	10/2025	—	—	—	—
Electrical Source Holdings, LLC*#+	One stop	L + 5.25%	(b)	6.82%	11/2025	76,174	75,867	2.9	76,174
Electrical Source Holdings, LLC+	One stop	L + 5.25%	(b)	7.50%	11/2025	19,830	19,830	0.8	19,830
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	650	643	—	650
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	137	137	—	137
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.03%	11/2025	54	52	—	54
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	94	94	—	94
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	89	88	—	89
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	88	86	—	88
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	46	45	—	46
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	6.82%	11/2025	42	41	—	42
Electrical Source Holdings, LLC+	Second lien	L + 5.25%	(b)	7.50%	11/2025	35	35	—	35
Electrical Source Holdings, LLC+	Senior loan	L + 5.25%	(b)	7.50%	11/2025	17	17	—	17
Electrical Source Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	11/2025	—	(110)	—	—
Electrical Source Holdings, LLC+	One stop	L + 5.25%	(b)	6.73%	11/2025	1,756	1,756	0.1	1,756
Watchfire Enterprises, Inc.+	Second lien	L + 8.00%	(a)	9.67%	10/2024	9,435	9,395	0.3	9,435
Watchfire Enterprises, Inc.+	Senior loan	L + 4.25%	(a)	5.92%	07/2024	1,725	1,714	0.1	1,725
						140,484	139,762	5.4	140,484

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF + 5.50%	(m)	7.70%	09/2028	$18,274	$18,109	0.7%	$18,274
Cafe Rio Holding, Inc.+	One stop	SF + 5.50%	(m)	7.70%	09/2028	3,285	3,240	0.2	3,285
Cafe Rio Holding, Inc.#+	One stop	SF + 5.50%	(m)	7.70%	09/2028	2,208	2,207	0.1	2,208
Cafe Rio Holding, Inc.*#	One stop	SF + 5.50%	(m)	7.70%	09/2028	1,402	1,401	0.1	1,402
Cafe Rio Holding, Inc.#+	One stop	SF + 5.50%	(m)	7.70%	09/2028	1,238	1,237	—	1,238
Cafe Rio Holding, Inc.+	One stop	SF + 5.50%	(m)	7.70%	09/2028	178	176	—	178
Cafe Rio Holding, Inc.+	One stop	SF + 5.50%	(m)	7.68%	09/2028	211	208	—	211
Cafe Rio Holding, Inc.+(5)	One stop	SF + 5.50%		N/A(6)	09/2028	—	(2)	—	—
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	922	931	—	922
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	725	732	—	725
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	711	710	—	711
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	350	350	—	350
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	350	349	—	350
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	173	173	—	173
Mendocino Farms, LLC+	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	105	104	—	105
Ruby Slipper Cafe LLC, The*+	One stop	SF + 7.50%	(m)	9.70%	06/2024	2,029	2,021	0.1	2,029
Ruby Slipper Cafe LLC, The+	One stop	SF + 7.50%	(m)	9.70%	06/2024	411	413	—	411
Ruby Slipper Cafe LLC, The+	One stop	SF + 7.50%	(m)	9.70%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF + 7.50%	(m)	8.87%	06/2024	292	290	—	292
Ruby Slipper Cafe LLC, The+	One stop	SF + 7.50%		N/A(6)	06/2024	—	—	—	—
Wetzel's Pretzels, LLC*#+	One stop	L + 6.50%	(b)	8.75%	09/2023	14,815	14,701	0.6	14,815
Wetzel's Pretzels, LLC+	One stop	L + 6.50%	(b)	8.75%	09/2023	—	—	—	—
Wineshipping.com LLC+	One stop	L + 5.75%	(c)	7.58%	10/2027	6,811	6,750	0.3	6,811
Wineshipping.com LLC+	One stop	L + 5.75%	(b)	6.87%	10/2027	13	13	—	13
Wineshipping.com LLC+	One stop	L + 5.75%	(b)	6.76%	10/2027	186	177	—	186
Wood Fired Holding Corp.*#	One stop	L + 6.25%	(b)	7.31%	12/2023	11,316	11,374	0.5	11,316
Wood Fired Holding Corp.+(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
						66,005	65,663	2.6	66,005

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	5.76% cash/3.00% PIK	06/2027	$13,388	$13,174	0.5%	$13,388
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	5.76% cash/3.00% PIK	06/2027	1,104	1,084	—	1,104
Borrower R365 Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	L + 3.50%		N/A(6)	06/2027	—	(1)	—	—
Flavor Producers, LLC#~	Senior loan	L + 5.75%	(a)	6.40% cash/1.00% PIK	12/2023	5,005	4,957	0.2	4,854
Flavor Producers, LLC+	Senior loan	L + 5.75%	(a)	6.40% cash/1.00% PIK	12/2022	18	18	—	18
Kodiak Cakes, LLC*#+	Senior loan	L + 4.50%	(b)	6.75%	06/2027	12,369	12,240	0.5	12,122
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(b)	6.74%	06/2026	100	98	—	97
Louisiana Fish Fry Products, Ltd.*+	One stop	L + 5.75%	(a)	7.42%	07/2027	9,802	9,718	0.4	9,507
Louisiana Fish Fry Products, Ltd.+	One stop	L + 5.75%	(b)(c)	8.32%	07/2027	73	71	—	68
MAPF Holdings, Inc.*#+~	One stop	L + 6.00%	(b)	8.25%	12/2026	38,075	37,789	1.4	38,075
MAPF Holdings, Inc.+	One stop	SF + 6.00%	(n)	7.01%	12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.*+~	One stop	L + 6.00%	(c)	8.88%	12/2026	17,767	17,585	0.7	17,412
P&P Food Safety Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	(2)
P&P Food Safety Holdings, Inc.+(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(5)	—	—
Purfoods, LLC+	One stop	N/A		7.00% PIK	05/2026	66	69	—	66
Ultimate Baked Goods Midco LLC+	One stop	L + 6.50%	(a)	8.17%	08/2027	6,688	6,631	0.2	6,354
Ultimate Baked Goods Midco LLC+	One stop	L + 6.50%	(a)	8.17%	08/2027	41	11	—	37
Whitebridge Pet Brands, LLC+	One stop	L + 5.00%	(a)	6.67%	07/2027	23,061	22,728	0.9	23,061
Whitebridge Pet Brands, LLC+(5)	One stop	L + 5.00%		N/A(6)	07/2027	—	(2)	—	—
Wizard Bidco Limited+(8)(9)(10)	One stop	SN + 4.75%	(j)	5.94%	03/2029	6,615	7,058	0.3	6,533
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN + 4.75%		N/A(6)	09/2028	—	(1)	—	(1)
						134,242	133,288	5.1	132,763

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#~	One stop	L + 5.00%	(a)	6.16%	06/2025	$4,115	$4,159	0.2%	$4,074
Aspen Medical Products, LLC+	One stop	L + 5.00%	(a)	6.16%	06/2025	263	261	—	260
Aspen Medical Products, LLC+	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF + 6.50%	(k)	8.20%	08/2028	5,415	5,350	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E + 6.45%	(e)	6.45%	08/2028	3,036	3,388	0.2	3,036
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN + 6.50%	(j)	7.81%	08/2028	861	938	—	861
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E + 6.45%	(e)	6.45%	08/2028	724	755	—	724
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN + 6.50%		N/A(6)	08/2028	—	(17)	—	—
Belmont Instrument, LLC#+	Senior loan	SF + 4.75%	(m)	6.98%	12/2023	5,041	5,023	0.2	5,041
Belmont Instrument, LLC+	Senior loan	SF + 4.75%	(m)	6.98%	12/2023	463	459	—	463
Blades Buyer, Inc.#+~	Senior loan	SF + 4.75%	(m)(n)	7.43%	03/2028	10,071	9,960	0.4	9,869
Blades Buyer, Inc.+(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(1)	—	(3)
Blades Buyer, Inc.+(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(2)	—	(6)
Blue River Pet Care, LLC*#+	One stop	L + 5.00%	(b)	6.24%	07/2026	51,094	50,766	2.0	50,583
Blue River Pet Care, LLC+	One stop	L + 5.00%	(a)	6.61%	08/2025	172	170	—	170
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(6)	—	(2)
Blue River Pet Care, LLC+(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(14)	—	(15)
CCSL Holdings, LLC*+	One stop	L + 6.50%	(c)	8.00%	12/2026	15,437	15,292	0.6	15,283
CCSL Holdings, LLC+(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(16)	—	(14)
CCSL Holdings, LLC+	One stop	L + 6.50%	(a)	8.16%	12/2026	70	68	—	68
CCSL Holdings, LLC+	One stop	L + 6.50%	(c)	8.00%	12/2026	4,166	4,131	0.2	4,125
CCSL Holdings, LLC+(8)(9)	One stop	SN + 6.50%	(j)	7.79%	12/2026	2,378	2,433	0.1	2,354
CCSL Holdings, LLC+(5)	One stop	SF + 6.25%		N/A(6)	12/2026	—	(25)	—	(26)
CMI Parent Inc.#+	Senior loan	L + 4.25%	(b)	5.73%	08/2025	6,515	6,586	0.2	6,450
CMI Parent Inc.+	Senior loan	L + 4.25%	(b)	6.50%	08/2025	3,228	3,202	0.1	3,196
CMI Parent Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(4)
G & H Wire Company, Inc.#+	One stop	L + 7.00%	(c)	8.50%	09/2023	10,992	10,967	0.4	10,882
G & H Wire Company, Inc.+	One stop	L + 7.00%	(a)(b)(c)	8.60%	09/2022	72	72	—	70
Joerns Healthcare, LLC*+	One stop	L + 6.00%	(b)	8.10%	08/2024	1,992	1,958	0.1	1,236
Joerns Healthcare, LLC*+(7)	One stop	L + 6.00%	(b)	8.10%	08/2024	1,917	1,889	—	383
Joerns Healthcare, LLC+	One stop	N/A		15.00% PIK	11/2022	1,243	1,232	—	1,243
						129,265	128,976	4.9	125,716

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L + 5.50%	(a)	7.14%	12/2027	$8,350	$8,274	0.3%	$8,350
AAH TOPCO, LLC +	Subordinated debt	N/A		11.50% PIK	12/2031	1,049	1,030	—	1,028
AAH TOPCO, LLC +(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	—
AAH TOPCO, LLC +(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(5)	—	—
Active Day, Inc.#+	One stop	SF + 5.25%	(l)	6.88%	02/2025	17,791	17,592	0.7	17,791
Active Day, Inc.#+	One stop	SF + 5.25%	(l)	6.88%	02/2025	1,373	1,358	0.1	1,373
Active Day, Inc.*#	One stop	SF + 5.25%	(l)	6.88%	02/2025	885	876	—	885
Active Day, Inc.+	One stop	SF + 5.25%	(l)	6.88%	02/2025	705	697	—	705
Active Day, Inc.+	One stop	SF + 5.25%	(l)	6.88%	02/2025	622	615	—	622
Active Day, Inc.*#	One stop	SF + 5.25%	(l)	6.88%	02/2025	612	605	—	612
Active Day, Inc.+(5)	One stop	SF + 5.25%		N/A(6)	02/2025	—	(2)	—	—
Active Day, Inc.+	One stop	SF + 5.25%	(l)	6.88%	02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.00%	(m)	7.34%	03/2025	2,052	2,021	0.1	2,040
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.25%	(m)	8.45%	03/2025	4,088	4,090	0.2	4,088
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.25%	(m)	8.27%	03/2025	3,641	3,617	0.1	3,641
Acuity Eyecare Holdings, LLC#+	One stop	L + 6.25%	(b)	8.50%	03/2025	3,504	3,530	0.1	3,504
Acuity Eyecare Holdings, LLC+~	One stop	SF + 6.25%	(m)	8.45%	03/2025	3,212	3,265	0.1	3,212
Acuity Eyecare Holdings, LLC+~	One stop	SF + 6.25%	(m)	8.45%	03/2025	1,873	1,923	0.1	1,873
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.25%	(m)	8.45%	03/2025	453	459	—	453
Acuity Eyecare Holdings, LLC+	One stop	SF + 13.00%	(m)	8.45% cash/6.75% PIK	03/2025	247	247	—	263
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.25%	(m)	8.43%	03/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.25%	(m)	8.45%	03/2025	167	166	—	167
Acuity Eyecare Holdings, LLC+	Senior loan	SF + 6.25%	(m)	7.57%	03/2025	110	110	—	110
Acuity Eyecare Holdings, LLC+	One stop	SF + 13.00%	(m)	8.25% cash/6.75% PIK	03/2025	95	94	—	101
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.25%	(m)	8.45%	03/2025	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.00%	(m)	7.97%	03/2025	16,467	16,351	0.6	16,368
Acuity Eyecare Holdings, LLC+	One stop	N/A		15.00%	06/2027	10,063	9,864	0.4	9,861
Acuity Eyecare Holdings, LLC+	One stop	SF + 6.00%	(m)	7.60%	03/2025	125	113	—	117
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(d)	8.50%	07/2021	17,062	6,855	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 8.50%	(a)	10.17%	07/2021	6,720	6	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(d)	8.50%	07/2021	1,164	469	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P + 3.75%	(d)	8.50%	07/2021	869	545	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(b)	8.25%	03/2027	4,720	4,683	0.2	4,720
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(a)	7.67%	03/2027	3,946	3,899	0.2	3,946
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L + 10.50%	(b)	12.75%	03/2028	1,839	1,820	0.1	1,839
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L + 10.50%	(a)	12.17%	03/2028	703	698	—	703
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L + 10.50%	(a)(b)	12.20%	03/2028	107	104	—	107
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 5.75%	(a)	7.41%	03/2027	68	66	—	66
Community Care Partners, LLC+	One stop	SF + 5.75%	(l)	7.39%	06/2026	2,355	2,334	0.1	2,334
Community Care Partners, LLC+(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(3)	—	(3)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.*~	Senior loan	L + 4.50%	(b)	6.75%	12/2024	$19,502	$19,499	0.8%	$19,502
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	6.75%	12/2024	5,211	5,171	0.2	5,211
CRH Healthcare Purchaser, Inc.#+	Senior loan	L + 4.50%	(b)	6.75%	12/2024	4,122	4,106	0.2	4,122
CRH Healthcare Purchaser, Inc.+	Senior loan	L + 4.50%	(b)	6.75%	12/2024	3,529	3,500	0.1	3,529
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	—
Datix Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.50%	(j)	6.19%	04/2025	54,171	59,811	2.1	53,088
Datix Bidco Limited+(8)(9)(10)	Second lien	SN + 7.75%	(j)	9.44%	04/2026	19,222	21,203	0.7	19,030
Emerge Intermediate, Inc.*#	One stop	SF + 6.00%	(m)	8.20%	05/2024	19,316	19,184	0.7	19,316
Emerge Intermediate, Inc.+(5)	One stop	SF + 6.00%		N/A(6)	05/2024	—	(2)	—	—
Emerge Intermediate, Inc.+	One stop	SF + 6.00%	(m)	7.37%	05/2024	1,749	1,736	0.1	1,749
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.00%	11/2024	987	981	—	967
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.00%	11/2024	621	616	—	608
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.04%	11/2024	308	305	—	302
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.04%	11/2024	295	292	—	289
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.04%	11/2024	267	265	—	261
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	9.00%	11/2024	245	244	—	240
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.04%	11/2024	163	162	—	160
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	9.00%	11/2024	110	110	—	108
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	9.00%	11/2024	68	68	—	67
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	9.00%	11/2024	57	57	—	56
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.04%	11/2024	56	55	—	55
Encorevet Group LLC+(5)	Senior loan	L + 6.75%		N/A(6)	11/2024	—	—	—	(1)
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.00%	11/2024	32	32	—	32
Encorevet Group LLC+	Senior loan	L + 6.75%	(b)	9.00%	11/2024	10	10	—	10
Encorevet Group LLC+(5)	One stop	L + 6.75%		N/A(6)	11/2024	—	(1)	—	—
Encorevet Group LLC+	One stop	L + 6.75%	(b)	9.04%	11/2024	115	114	—	112
ERC Topco Holdings, LLC+	One stop	L + 5.50%	(a)(b)	6.75%	11/2028	9,511	9,431	0.4	9,416
ERC Topco Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
ERC Topco Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(3)	—	(3)
Eyecare Services Partners Holdings LLC+	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	19,165	19,201	0.5	13,416
Eyecare Services Partners Holdings LLC*+	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	8,407	8,450	0.3	5,885
Eyecare Services Partners Holdings LLC*#	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	7,363	7,402	0.2	5,153
Eyecare Services Partners Holdings LLC+	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	5,419	5,426	0.2	3,793
Eyecare Services Partners Holdings LLC*+	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	2,514	2,528	0.1	1,760
Eyecare Services Partners Holdings LLC*+	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	1,613	1,621	0.1	1,129
Eyecare Services Partners Holdings LLC*#	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	1,193	1,199	—	835
Eyecare Services Partners Holdings LLC*#	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	1,051	1,057	—	736
Eyecare Services Partners Holdings LLC*+	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	678	681	—	475
Eyecare Services Partners Holdings LLC+	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	420	419	—	294
Eyecare Services Partners Holdings LLC+	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	726	713	—	255
Eyecare Services Partners Holdings LLC+	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	8	1	—	8
Eyecare Services Partners Holdings LLC+(5)	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	8	1	—	(239)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	C + 4.50%	(i)	5.81%	03/2027	12,085	11,545	0.5	11,965

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(i)	7.18%	03/2027	$542	$545	—%	$537
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(i)	7.18%	03/2027	191	184	—	189
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L + 4.50%	(b)	6.75%	03/2027	75	74	—	74
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C + 4.50%	(i)	7.18%	03/2027	583	579	—	574
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(12)	One stop	SF + 4.50%		N/A(6)	03/2027	—	(1)	—	(1)
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%	(b)	5.75%	12/2026	846	839	—	838
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%	(b)(c)	6.28%	12/2026	44	42	—	42
Heartland Veterinary Partners LLC+	Senior loan	L + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior loan	L + 4.50%	(b)	6.75%	03/2028	10,023	9,940	0.4	10,023
Klick Inc.+(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L + 5.25%	(b)	7.50%	05/2025	2,317	2,310	0.1	2,317
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%		N/A(6)	05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(b)	7.50%	05/2025	1,094	1,118	0.1	1,094
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(b)	7.50%	05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(16)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior loan	L + 5.25%	(b)	7.50%	05/2025	1,863	1,849	0.1	1,863
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(i)	8.18%	05/2028	19,097	20,025	0.7	18,715
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(b)	7.75%	05/2028	4,337	4,284	0.2	4,250
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(b)	7.75%	05/2028	2,823	2,797	0.1	2,767
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(i)	8.18%	05/2028	577	557	—	530
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(i)	8.15%	05/2026	60	58	—	57
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(b)	7.75%	05/2026	60	60	—	60
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L + 5.50%	(b)	7.75%	05/2028	15	14	—	13
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C + 5.50%	(i)	8.18%	05/2028	1,164	1,190	—	1,141
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	22,090	17,353	0.7	17,672
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	2,564	1,858	0.1	2,051
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	2,430	1,896	0.1	1,943
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	1,839	1,332	0.1	1,471
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	1,625	1,177	0.1	1,300
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	1,414	1,025	0.1	1,132
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	1,102	798	—	881
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	955	692	—	764
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	589	427	—	471
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)(d)	7.92%	07/2022	337	264	—	270
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	112	88	—	89
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	101	80	—	81
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	79	62	—	63
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L + 6.25%	(a)	7.92%	07/2022	73	57	—	58
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(b)	6.99%	01/2023	18,781	18,776	0.7	18,781
Pinnacle Treatment Centers, Inc.*	One stop	L + 5.75%	(b)	6.99%	01/2023	7,573	7,561	0.3	7,573
Pinnacle Treatment Centers, Inc.#+	One stop	L + 5.75%	(b)	6.99%	01/2023	1,543	1,543	0.1	1,543
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.99%	01/2023	697	698	—	697
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.99%	01/2023	$184	$184	—%	$184
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.99%	01/2023	105	105	—	105
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(b)	6.99%	01/2023	37	37	—	37
Pinnacle Treatment Centers, Inc.+	One stop	L + 5.75%	(a)(b)	7.51%	01/2023	127	127	—	127
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	25,588	25,324	0.8	21,750
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	310	308	—	264
PPT Management Holdings, LLC+	One stop	L + 10.50%	(b)	7.00% cash/4.50% PIK	12/2022	282	276	—	218
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	184	182	—	156
PPT Management Holdings, LLC+	One stop	L + 8.50%	(b)	7.00% cash/2.50% PIK	12/2022	90	87	—	76
Suveto Buyer, LLC+	One stop	L + 5.00%	(b)	7.25%	09/2027	18,362	18,131	0.7	17,827
Suveto Buyer, LLC+	One stop	P + 4.00%	(b)(d)	8.07%	09/2027	50	48	—	46
						472,349	452,555	16.1	417,340

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior loan	L + 8.25%	(b)	10.95%	09/2024	$374	$372	—%	$374
Coding Solutions Acquisition, Inc.+	One stop	SF + 5.75%	(l)	6.99%	05/2028	5,248	5,197	0.2	5,143
Coding Solutions Acquisition, Inc.+(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	—	—	(1)
Coding Solutions Acquisition, Inc.+(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(8)	—	(16)
Connexin Software, Inc.+~	One stop	L + 8.50%	(b)	9.79%	02/2024	8,619	8,649	0.4	8,619
Connexin Software, Inc.+	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	SF + 7.00%	(m)	9.05%	03/2027	7,549	7,489	0.3	7,549
ESO Solution, Inc.+(5)	One stop	SF + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+~	One stop	L + 5.75%	(b)	8.00%	08/2026	6,202	6,175	0.2	6,140
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	8.00%	08/2026	2,956	2,924	0.1	2,927
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	8.00%	08/2026	1,947	1,933	0.1	1,928
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	8.00%	08/2026	1,066	1,047	—	1,053
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	8.00%	08/2026	636	632	—	630
HSI Halo Acquisition, Inc.+	One stop	L + 5.75%	(b)	7.35%	09/2025	13	12	—	12
HSI Halo Acquisition, Inc.+(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(1)	—	(1)
Plasma Buyer LLC+	One stop	SF + 5.75%	(m)	7.80%	05/2029	5,403	5,297	0.2	5,295
Plasma Buyer LLC+(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC+(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(14)	—	(14)
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	10,294	10,093	0.4	10,082
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	6,602	6,275	0.2	6,466
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	1,509	1,459	0.1	1,478
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	943	926	—	924
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	755	741	—	739
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	150	148	—	147
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	80	78	—	78
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	1,698	1,667	0.1	1,663
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	10,020	9,479	0.4	9,814
Tebra Technologies, Inc.+	One stop	SF + 8.00%	(l)	6.13% cash/3.50% PIK	06/2025	1,132	1,111	—	1,108
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	6.74%	06/2025	3,941	3,984	0.2	3,901
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	6.74%	06/2025	1,923	1,912	0.1	1,903
Nextech Holdings, LLC+(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(1)	—	(6)
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	7.25%	06/2025	15,006	15,006	0.6	14,706
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.00%	(b)	7.25%	06/2025	12,225	12,144	0.5	11,981
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	7.25%	06/2025	1,458	1,452	0.1	1,429
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.00%	(b)	7.25%	06/2025	975	975	—	955
Qgenda Intermediate Holdings, LLC+(5)	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	(4)
Transaction Data Systems, Inc.*#+~	One stop	L + 4.50%	(b)	6.75%	02/2026	66,494	65,659	2.5	65,830
Transaction Data Systems, Inc.+(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(4)	—	(2)
Veranex, Inc.+	Senior loan	SF + 4.75%	(m)	5.60%	04/2028	3,186	3,155	0.1	3,154
Veranex, Inc.+(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	—	—	(1)
Veranex, Inc.+(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(1)	—	(1)
						178,404	175,960	6.8	175,981

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*#+	One stop	L + 4.50%	(a)	6.13%	08/2025	$50,699	$51,509	1.9%	$49,684
BJH Holdings III Corp.+	One stop	L + 4.50%	(a)	6.13%	08/2025	60	56	—	44
CR Fitness Holdings, LLC#~	Senior loan	L + 4.00%	(a)	5.67%	07/2025	1,963	1,971	0.1	1,963
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.64%	07/2025	830	827	—	830
CR Fitness Holdings, LLC+	Senior loan	L + 4.00%	(a)	5.63%	07/2025	74	74	—	74
Davidson Hotel Company, LLC+	One stop	L + 5.75%	(a)	6.92% cash/0.50% PIK	07/2024	7,114	7,092	0.3	7,043
Davidson Hotel Company, LLC+	One stop	L + 5.75%	(a)	6.92% cash/0.50% PIK	07/2024	1,094	1,092	—	1,083
Davidson Hotel Company, LLC+(5)	One stop	L + 5.75%		N/A(6)	07/2024	—	—	—	(2)
EOS Fitness Opco Holdings, LLC*#+	One stop	SF + 4.75%	(n)	7.58%	01/2026	9,417	9,448	0.4	9,417
EOS Fitness Opco Holdings, LLC+	One stop	SF + 4.75%	(c)(n)	7.58%	01/2026	898	902	—	898
EOS Fitness Opco Holdings, LLC+	One stop	SF + 4.75%	(c)(n)	7.58%	01/2026	8	8	—	8
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF + 4.75%		N/A(6)	01/2026	—	(13)	—	—
Freddy's Frozen Custard LLC~	One stop	L + 5.00%	(b)	6.83%	03/2027	9,185	9,113	0.4	9,185
Freddy's Frozen Custard LLC+(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(b)	7.40% cash/4.00% PIK	08/2026	796	706	—	792
Harri US LLC+	One stop	L + 10.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(6)	—	7
Health Buyer, LLC+	Senior loan	SF + 5.25%	(n)	7.98%	04/2029	2,604	2,572	0.1	2,571
Health Buyer, LLC+	Senior loan	SF + 5.25%		N/A(6)	04/2028	—	—	—	—
SSRG Holdings, LLC+	One stop	SF + 5.25%	(m)	7.45%	11/2025	1,003	992	—	1,003
SSRG Holdings, LLC+	One stop	SF + 5.25%	(m)	7.45%	11/2025	50	50	—	50
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF + 5.50%	(b)(l)(m)	7.01%	09/2026	13,695	13,544	0.6	13,558
Tropical Smoothie Cafe Holdings, LLC#	One stop	L + 5.50%	(b)(l)	6.80%	09/2026	6,461	6,395	0.2	6,396
Tropical Smoothie Cafe Holdings, LLC+	One stop	P + 4.50%	(d)(l)	8.16%	09/2026	31	30	—	30
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF + 5.50%	(m)	7.01%	09/2026	20,000	19,805	0.8	19,800
						125,982	126,166	4.8	124,434
Household Durables
Groundworks LLC+	Senior loan	L + 5.00%	(a)	6.67%	01/2026	4,626	4,578	0.2	4,626
Groundworks LLC+	Senior loan	L + 5.00%	(a)	6.67%	01/2026	1,809	1,789	0.1	1,809
Groundworks LLC+	Senior loan	L + 5.00%	(a)	6.67%	01/2026	1,206	1,195	—	1,206
Groundworks LLC+	Senior loan	L + 5.00%	(a)	6.67%	01/2026	1,074	1,061	—	1,074
Groundworks LLC+	Senior loan	L + 5.00%	(a)	6.67%	01/2026	83	82	—	83
Groundworks LLC+	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC+	Senior loan	L + 5.00%	(a)	6.67%	01/2026	16	12	—	16
						8,814	8,717	0.3	8,814
Household Products
WU Holdco, Inc. #+	One stop	L + 5.50%	(b)(c)	7.67%	03/2026	3,752	3,804	0.1	3,676
WU Holdco, Inc. +	One stop	L + 5.50%	(b)	7.75%	03/2026	1,322	1,322	0.1	1,295
WU Holdco, Inc. +	One stop	L + 5.50%	(b)	7.75%	03/2026	343	340	—	336
WU Holdco, Inc. +	One stop	L + 5.50%	(b)(c)	7.40%	03/2025	26	26	—	26
						5,443	5,492	0.2	5,333
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior loan	L + 4.75%	(b)	7.00%	04/2026	2,361	2,410	0.1	2,337
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%	(b)	7.00%	04/2026	135	135	—	134
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%	(b)	7.00%	04/2026	54	54	—	53
Arch Global CCT Holdings Corp.+	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Essential Services Holdings Corporation+	One stop	L + 5.75%	(a)(b)	7.12%	11/2026	717	707	—	717
Essential Services Holdings Corporation+(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Madison Safety & Flow LLC+	Senior loan	SF + 3.60%	(l)	5.13%	03/2025	$443	$443	—%	$443
Madison Safety & Flow LLC+	Senior loan	SF + 3.60%	(l)	5.13%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited~(8)(9)(10)	One stop	E + 5.75%	(e)	6.75%	11/2027	7,010	7,797	0.3	7,010
Specialty Measurement Bidco Limited~(8)(10)	One stop	L + 5.75%	(b)	7.30%	11/2027	7,961	7,792	0.3	7,961
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	11/2027	—	(41)	—	—
						18,684	19,299	0.7	18,658

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	L + 5.50%	(a)	7.17%	10/2028	$25,434	$25,207	1.0%	$25,434
Alera Group, Inc.+	One stop	L + 5.50%	(a)	7.17%	10/2028	6,980	6,883	0.3	6,980
Alera Group, Inc.+	One stop	L + 5.50%	(a)	7.17%	10/2028	170	166	—	170
AMBA Buyer, Inc. +	One stop	SF + 5.75%	(n)	6.93%	07/2027	3,197	3,169	0.1	3,197
AMBA Buyer, Inc. +	One stop	SF + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. +	One stop	SF + 5.75%	(n)	6.93%	07/2027	952	948	—	952
AMBA Buyer, Inc. +	One stop	SF + 5.75%	(n)	6.93%	07/2027	792	784	—	792
AMBA Buyer, Inc. +	One stop	SF + 5.75%		N/A(6)	07/2027	—	—	—	—
Captive Resources Midco, LLC*#+~	One stop	L + 5.50%	(a)	7.17%	05/2027	52,638	52,645	2.0	52,638
Captive Resources Midco, LLC+	One stop	L + 5.50%	(a)	7.17%	05/2027	6,745	6,684	0.3	6,745
Captive Resources Midco, LLC+(5)	One stop	L + 5.50%		N/A(6)	05/2027	—	(10)	—	—
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(c)	7.58%	08/2025	3,054	3,020	0.1	3,025
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%	(c)	7.83%	08/2025	2,427	2,425	0.1	2,421
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	7.79%	08/2025	1,521	1,503	0.1	1,517
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	7.40%	08/2025	776	772	—	774
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%	(c)	7.74%	08/2025	469	467	—	468
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.75%	(c)	7.07%	08/2025	245	243	—	244
Integrity Marketing Acquisition, LLC+	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+	Senior loan	L + 5.50%	(b)(c)	7.66%	08/2025	169	167	—	167
Integrity Marketing Acquisition, LLC+(5)	One stop	SF + 5.75%		N/A(6)	08/2025	—	(21)	—	(22)
J.S. Held Holdings, LLC#+	One stop	L + 5.50%	(b)	7.75%	07/2025	6,438	6,417	0.2	6,373
J.S. Held Holdings, LLC+	One stop	L + 5.50%	(b)	7.75%	07/2025	1,483	1,462	0.1	1,469
J.S. Held Holdings, LLC+	One stop	SF + 5.50%	(m)	7.70%	07/2025	1,434	1,407	0.1	1,419
J.S. Held Holdings, LLC+	One stop	P + 4.50%	(d)	9.25%	07/2025	34	31	—	30
J.S. Held Holdings, LLC+	One stop	SF + 5.50%	(m)	7.70%	07/2025	41	36	—	36
Keystone Agency Partners LLC+	Senior loan	SF + 6.00%	(m)	8.20%	05/2027	2,857	2,815	0.1	2,814
Keystone Agency Partners LLC+	Senior loan	SF + 6.00%	(m)	8.20%	05/2027	183	180	—	180
Keystone Agency Partners LLC+(5)	Senior loan	SF + 6.00%		N/A(6)	05/2027	—	(14)	—	(14)
Long Term Care Group, Inc.+	One stop	L + 6.00%	(a)	7.25%	09/2027	2,992	2,940	0.1	2,992
Majesco*#	One stop	L + 7.25%	(b)	9.51%	09/2027	18,799	18,558	0.7	18,799
Majesco+(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC+	Senior loan	L + 6.50%	(b)	8.76%	09/2025	32,867	32,642	1.2	32,210
Norvax, LLC+	Senior loan	L + 6.50%	(b)	8.76%	09/2025	9,950	9,802	0.4	9,751
Pareto Health Intermediate Holdings, Inc. +	One stop	L + 4.25%	(c)	7.13%	08/2025	7,244	7,188	0.3	7,171
Patriot Growth Insurance Services, LLC+	One stop	L + 5.25%	(b)	6.39%	10/2028	9,516	9,431	0.4	9,421
Patriot Growth Insurance Services, LLC+(5)	One stop	L + 4.25%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(21)	—	(16)
People Corporation~(8)(9)(12)	One stop	C + 6.25%	(i)	8.23%	02/2028	14,538	14,556	0.5	14,538
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(i)	8.23%	02/2028	4,744	4,884	0.2	4,744
People Corporation+(8)(9)(12)	One stop	C + 5.50%	(i)	7.68%	02/2028	2,958	2,912	0.1	2,564
People Corporation+(8)(9)(12)	One stop	C + 6.25%	(i)	8.21%	02/2027	112	112	—	111
RSC Acquisition, Inc.*#+	One stop	L + 5.50%	(b)(m)	6.83%	10/2026	25,701	25,351	1.0	25,444
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)(m)	6.71%	10/2026	6,578	6,291	0.3	6,512
RSC Acquisition, Inc.+	One stop	L + 5.50%	(b)(m)	7.20%	10/2026	1,323	1,311	0.1	1,310
RSC Acquisition, Inc.+(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(1)	—	(1)
RSC Acquisition, Inc.+(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(2)	—	(2)
RSC Acquisition, Inc.+(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(55)	—	(56)
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(b)	8.00%	10/2026	773	763	—	773

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(b)	8.00%	10/2026	$392	$386	—%	$392
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%	(b)	8.00%	10/2026	407	400	—	407
Sunstar Insurance Group, LLC+	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC*+	One stop	L + 4.75%	(b)	7.00%	06/2027	22,719	22,532	0.9	22,719
TigerRisk, LLC+(5)	One stop	L + 4.75%		N/A(6)	06/2027	—	(1)	—	—
						279,652	277,362	10.7	277,591
Internet & Catalog Retail
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	15,050	14,930	0.6	14,900
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	8,809	8,738	0.3	8,720
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	4,368	4,333	0.2	4,324
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	2,631	2,610	0.1	2,605
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	1,696	1,680	0.1	1,679
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	398	396	—	394
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	143	140	—	140
Revalize, Inc.+(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	(1)	—	(3)
						33,095	32,826	1.3	32,759
IT Services
Acquia, Inc.+~	One stop	L + 7.00%	(a)	8.12%	10/2025	9,578	9,504	0.4	9,578
Acquia, Inc.+	One stop	L + 7.00%	(c)	9.08%	10/2025	7	6	—	7
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(b)	8.50% cash/1.00% PIK	08/2025	4,696	4,582	0.2	4,770
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
CivicPlus, LLC+	One stop	L + 6.00%	(b)	7.51%	08/2027	6,174	6,106	0.2	6,112
CivicPlus, LLC+(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(1)	—	(1)
CivicPlus, LLC+	One stop	L + 6.25%	(b)	7.94%	08/2027	2,894	2,862	0.1	2,865
CivicPlus, LLC+	One stop	L + 6.25%	(b)	7.94%	08/2027	3,646	3,610	0.1	3,610
CivicPlus, LLC+	One stop	SF + 11.75%	(l)	12.93%	06/2034	200	194	—	194
Cordeagle US Finco, Inc.+	One stop	L + 6.75%	(b)	7.99%	07/2027	5,044	4,956	0.2	5,044
Cordeagle US Finco, Inc.+(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	—
Critical Start, Inc.+	One stop	SF + 5.25%	(m)	6.52%	05/2028	3,242	3,210	0.1	3,210
Critical Start, Inc.+(5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L + 5.75%	(a)	7.42%	03/2028	16,623	16,421	0.6	16,456
Delinea Inc.#	One stop	L + 5.75%	(a)	7.42%	03/2028	9,610	9,490	0.4	9,514
Delinea Inc.+	One stop	L + 6.00%	(a)	7.67%	03/2027	118	116	—	117
Episerver, Inc.+	One stop	L + 5.25%	(b)	7.50%	04/2026	21,549	21,299	0.8	21,333
Episerver, Inc.+~(8)(9)	One stop	E + 5.50%	(e)	5.50%	04/2026	18,829	20,341	0.7	18,641
Episerver, Inc.#+	One stop	L + 5.25%	(b)	7.50%	04/2026	11,968	12,050	0.5	11,849
Episerver, Inc.+	One stop	L + 5.25%	(b)	7.50%	04/2026	6,618	6,531	0.3	6,552
Episerver, Inc.+(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(3)	—	(5)
Episerver, Inc.+(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(3)	—	(5)
Infinisource, Inc.#+~	One stop	L + 5.25%	(c)	8.13%	10/2026	27,884	27,536	1.1	27,607
Infinisource, Inc.+	One stop	L + 5.25%	(c)	8.13%	10/2026	8,424	8,351	0.3	8,340
Infinisource, Inc.+	One stop	L + 5.25%	(c)	8.13%	10/2026	2,032	1,994	0.1	2,011
Infinisource, Inc.+	One stop	L + 5.25%	(c)	8.13%	10/2026	304	302	—	301
Infinisource, Inc.+	One stop	L + 5.25%	(c)	8.13%	10/2026	106	105	—	105
Infinisource, Inc.+(5)	One stop	L + 5.25%		N/A(6)	10/2026	—	(1)	—	(2)
Infinisource, Inc.+	One stop	L + 5.25%	(b)	6.88%	10/2026	86	75	—	73

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Infinisource, Inc.+	One stop	L + 5.25%	(b)	6.65%	10/2026	$213	$211	—%	$211
Netwrix Corporation+	One stop	SF + 5.00%	(m)	6.50%	06/2029	3,158	3,126	0.1	3,127
Netwrix Corporation+(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(2)	—	(2)
Netwrix Corporation+(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(8)	—	(8)
Netwrix Corporation+(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	—	—	(3)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(a)	6.92%	01/2026	14,238	14,153	0.6	14,238
PCS Intermediate II Holdings, LLC+	One stop	L + 5.25%	(a)	6.92%	01/2026	2,055	2,039	0.1	2,055
PCS Intermediate II Holdings, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L + 5.50%	(b)	7.75%	12/2025	730	725	—	715
Recordxtechnologies, LLC+	One stop	L + 5.50%	(b)	7.75%	12/2025	54	54	—	53
Recordxtechnologies, LLC+	One stop	L + 5.50%	(b)	7.75%	12/2025	114	113	—	112
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	SN + 4.50%	(j)	5.69%	11/2025	21,060	23,536	0.8	20,849
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.50%	(b)	6.75%	11/2025	5,556	5,516	0.2	5,500
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(b)	6.50%	11/2025	739	734	—	726
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.25%	(b)	6.50%	11/2025	131	131	—	129
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(2)
Red Dawn SEI Buyer, Inc.+	Senior loan	L + 4.50%	(b)	6.75%	11/2025	30	26	—	26
ReliaQuest Holdings, LLC+	One stop	SF + 10.75%	(m)	12.86%	10/2026	1,098	1,076	—	1,076
ReliaQuest Holdings, LLC+	One stop	SF + 10.75%		N/A(6)	10/2026	—	—	—	—
ReliaQuest Holdings, LLC+(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(2)	—	(2)
Saturn Borrower Inc.+~	One stop	L + 6.50%	(b)	8.75%	09/2026	20,028	19,596	0.8	19,227
Saturn Borrower Inc.+	One stop	L + 6.50%	(b)	8.70%	09/2026	103	101	—	99
						228,939	230,754	8.7	226,401

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	$8,649	$8,682	0.4%	$8,649
WBZ Investment LLC+	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	1,239	1,234	—	1,239
WBZ Investment LLC+	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	861	877	—	861
WBZ Investment LLC+	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	443	451	—	443
WBZ Investment LLC+	One stop	L + 6.50%		N/A(6)	09/2024	—	—	—	—
						11,192	11,244	0.4	11,192
Life Sciences Tools & Services
Covaris Intermediate 3, LLC+	One stop	L + 5.25%	(b)	6.35%	01/2028	5,924	5,869	0.3	5,924
Covaris Intermediate 3, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(1)	—	—
Covaris Intermediate 3, LLC+(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(3)	—	—
PAS Parent Inc.*#+	One stop	L + 5.50%	(b)	7.75%	12/2028	33,624	32,995	1.3	32,617
PAS Parent Inc.+	One stop	L + 5.50%	(b)	7.75%	12/2027	51	43	—	42
PAS Parent Inc.+(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(5)	—	(13)
Reaction Biology Corporation+	One stop	SF + 5.25%	(m)	7.45%	03/2029	8,043	7,966	0.3	8,043
Reaction Biology Corporation+(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(1)	—	—
Reaction Biology Corporation+	One stop	SF + 5.25%	(m)	7.45%	03/2029	60	55	—	60
Unchained Labs, LLC+	Senior loan	L + 5.50%	(a)	7.17%	08/2027	846	831	—	846
Unchained Labs, LLC+	Senior loan	L + 5.50%		N/A(6)	08/2027	—	—	—	—
Unchained Labs, LLC+	Senior loan	L + 5.50%	(a)	7.17%	08/2027	1,001	973	—	1,001
						49,549	48,722	1.9	48,520
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L + 4.25%	(b)	5.88%	03/2028	1,866	1,862	0.1	1,866
Blackbird Purchaser, Inc. *+~	Senior loan	L + 4.50%	(a)	6.17%	04/2026	19,134	19,262	0.7	18,942
Blackbird Purchaser, Inc. +	Senior loan	L + 4.50%	(a)	6.17%	10/2025	98	97	—	96
Blackbird Purchaser, Inc. +(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(3)	—	(3)
Chase Industries, Inc.+~(7)	Senior loan	L + 7.00%	(c)	9.88%	05/2025	12,059	12,128	0.3	7,839
Chase Industries, Inc.+(7)	Senior loan	L + 7.00%	(b)	9.88%	05/2025	985	1,007	—	641
Chase Industries, Inc.+(7)	Senior loan	L + 7.00%	(c)	9.44%	05/2025	350	350	—	224
						34,492	34,703	1.1	29,605
Marine
Project Nike Purchaser, LLC+	One stop	SF + 6.00%	(m)	6.85%	04/2029	19,000	18,815	0.7	18,810
Project Nike Purchaser, LLC+(5)	One stop	SF + 6.00%		N/A(6)	04/2029	—	(2)	—	(3)
Project Nike Purchaser, LLC+(5)	One stop	SF + 6.00%		N/A(6)	04/2029	—	(7)	—	(8)
						19,000	18,806	0.7	18,799
Media
Triple Lift, Inc.+	One stop	SF + 5.75%	(k)	7.44%	05/2028	5,357	5,267	0.2	5,303
Triple Lift, Inc.+	One stop	SF + 5.75%	(k)	7.23%	05/2028	1,136	1,114	—	1,124
Triple Lift, Inc.+	One stop	SF + 5.75%	(k)	7.44%	05/2028	27	26	—	27
						6,520	6,407	0.2	6,454
Multiline Retail
Mills Fleet Farm Group LLC*#+~	One stop	L + 6.25%	(a)	7.92%	10/2024	45,213	45,158	1.7	45,213

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+~(8)(12)	One stop	L + 6.75%	(b)	8.20%	05/2025	20,471	20,561	0.8	20,471
3ES Innovation, Inc.+(8)(12)	One stop	L + 6.75%	(b)	8.44%	05/2025	80	79	—	80
Envernus, Inc.*#+~	Senior loan	L + 4.25%	(a)	5.92%	07/2025	37,161	37,469	1.4	36,161

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Envernus, Inc.~	Senior loan	L + 4.50%	(a)	6.17%	07/2025	$17,037	$16,761	0.6%	$16,696
Envernus, Inc.+(5)	Senior loan	L + 4.25%		N/A(6)	09/2024	—	(2)	—	(6)
Envernus, Inc.+(5)	Senior loan	L + 4.50%		N/A(6)	09/2024	—	(5)	—	(4)
Project Power Buyer, LLC*#+	One stop	L + 6.00%	(b)	8.26%	05/2026	15,504	15,606	0.6	15,504
Project Power Buyer, LLC+	One stop	L + 6.00%		N/A(6)	05/2025	—	—	—	—
						90,253	90,469	3.4	88,902
Paper & Forest Products
Messenger, LLC+	One stop	SF + 5.75%	(l)	7.38%	12/2027	10,202	10,107	0.4	10,202
Messenger, LLC+	One stop	L + 5.75%	(b)	7.44%	12/2027	100	99	—	100
Messenger, LLC+	One stop	P + 4.75%	(d)	9.50%	12/2027	16	15	—	16
Messenger, LLC+	One stop	SF + 5.75%	(l)	7.38%	12/2027	50	50	—	50
						10,368	10,271	0.4	10,368
Personal Products
IMPLUS Footwear, LLC+~	One stop	L + 8.00%	(b)	10.00% cash/0.25% PIK	04/2024	30,521	30,739	1.1	28,384
IMPLUS Footwear, LLC+~	One stop	L + 8.00%	(b)	10.00% cash/0.25% PIK	04/2024	5,212	5,250	0.2	4,848
IMPLUS Footwear, LLC*+	One stop	L + 8.00%	(b)	10.00% cash/0.25% PIK	04/2024	751	764	—	699
						36,484	36,753	1.3	33,931
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	Senior loan	L + 5.50%	(a)	7.17%	02/2026	$25,553	$25,334	1.0%	$25,296
Amalthea Parent, Inc.*#+(8)(12)	One stop	L + 4.75%	(a)	6.42%	03/2027	57,391	56,847	2.2	57,391
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(3)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(25)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(3)	—	—
Apothecary Products, LLC+	Senior loan	SF + 5.00%	(m)	6.00%	07/2023	2,891	2,931	0.1	2,862
Apothecary Products, LLC+	Senior loan	SF + 5.00%	(m)(n)	5.85%	07/2023	208	208	—	201
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF + 5.50%	(n)	7.25%	05/2029	17,179	16,840	0.7	16,835
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(25)	—	(26)
Cobalt Buyer Sub, Inc.+	One stop	L + 5.25%	(a)	6.92%	10/2028	10,654	10,464	0.4	10,654
Cobalt Buyer Sub, Inc.+	One stop	L + 5.25%	(a)	6.89%	10/2027	36	34	—	36
Cobalt Buyer Sub, Inc.+(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(32)	—	—
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.75%	(j)	5.94%	08/2028	23,866	26,616	0.9	23,866
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(2)	—	—
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN + 4.75%	(j)	5.94%	08/2028	2,893	3,000	0.1	2,893
						140,671	142,179	5.4	140,003
Professional Services
Citrin Cooperman Advisors LLC+(5)	One stop	SF + 5.00%		N/A(6)	10/2027	—	(53)	—	(54)
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L + 4.25%	(a)	5.31%	12/2022	8,201	8,193	0.3	8,201
DISA Holdings Acquisition Subsidiary Corp.+(5)	Senior loan	L + 4.25%		N/A(6)	12/2022	—	(19)	—	—
Eliassen Group, LLC+	One stop	SF + 5.75%	(m)	7.80%	04/2028	1,444	1,430	0.1	1,430
Eliassen Group, LLC+	One stop	SF + 5.75%		N/A(6)	04/2028	—	—	—	—
Filevine, Inc.+	One stop	SF + 6.50%	(n)	5.42% cash/2.50% PIK	04/2027	5,234	5,163	0.2	5,148
Filevine, Inc.+	One stop	SF + 6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	L + 6.00%	(b)	8.25%	09/2028	7,111	6,989	0.3	7,111
IG Investments Holdings, LLC+	One stop	P + 5.00%	(d)	9.75%	09/2027	12	11	—	12
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(b)	6.49%	11/2028	7,501	7,450	0.3	7,445
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(b)	6.62%	11/2028	42	40	—	40
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%	(a)	6.90%	11/2028	111	95	—	94
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(18)	—	(19)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L + 5.25%		N/A(6)	11/2028	—	—	—	—
Net Health Acquisition Corp.+	One stop	L + 5.75%	(a)	7.42%	12/2025	13,269	13,173	0.5	13,269
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(a)	7.42%	12/2025	8,400	8,405	0.3	8,400
Net Health Acquisition Corp.+~	One stop	L + 5.75%	(a)	7.42%	12/2025	6,724	6,760	0.3	6,724
Net Health Acquisition Corp.#	One stop	L + 5.75%	(a)	7.42%	12/2025	4,248	4,206	0.2	4,248
Net Health Acquisition Corp.*#	One stop	L + 5.75%	(a)	7.42%	12/2025	1,174	1,174	—	1,174
Net Health Acquisition Corp.+(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
PlanSource Holdings, Inc. +~	One stop	L + 6.25%	(c)	7.25%	04/2025	11,416	11,470	0.4	11,416
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(c)	7.25%	04/2025	1,932	1,919	0.1	1,932
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(c)	7.25%	04/2025	139	138	—	139
PlanSource Holdings, Inc. +(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
ProcessMAP Corporation+	One stop	L + 6.25%	(b)	4.75% cash/3.75% PIK	12/2027	3,910	3,875	0.1	3,832
ProcessMAP Corporation+(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.#+	One stop	L + 5.50%	(c)	8.25%	12/2028	17,678	17,514	0.7	17,678
Procure Acquireco, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Procure Acquireco, Inc.+(5)	One stop	L + 5.50%		N/A(6)	12/2028	$—	$(3)	—%	$—
Teaching Company, The*#+	One stop	L + 4.75%	(b)	6.16%	07/2023	17,507	17,572	0.7	17,334
Teaching Company, The+(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	—	—	(2)
						116,053	115,480	4.5	115,551
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.57%	07/2025	21,806	21,635	0.8	21,806
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.57%	07/2025	19,487	19,540	0.8	19,487
Inhabit IQ Inc.+~	One stop	L + 6.00%	(b)	7.57%	07/2025	13,426	13,296	0.5	13,426
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.57%	07/2025	12,398	12,301	0.5	12,398
Inhabit IQ Inc.*#	One stop	L + 6.00%	(b)	7.57%	07/2025	6,534	6,573	0.3	6,534
Inhabit IQ Inc.+~	One stop	L + 6.00%	(b)	7.57%	07/2025	3,185	3,229	0.1	3,185
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.57%	07/2025	1,398	1,417	0.1	1,398
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.57%	07/2025	1,184	1,200	—	1,184
Inhabit IQ Inc.#+	One stop	L + 6.00%	(b)	7.57%	07/2025	1,167	1,183	—	1,167
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.57%	07/2025	934	929	—	934
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.57%	07/2025	492	499	—	492
Inhabit IQ Inc.+(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(1)	—	—
MRI Software LLC*+	One stop	L + 5.50%	(b)	7.75%	02/2026	14,397	14,311	0.6	14,397
MRI Software LLC+	One stop	L + 5.50%	(b)	7.75%	02/2026	4,751	4,701	0.2	4,751
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC+(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
RPL Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%	(j)	6.94%	08/2028	17,778	20,030	0.7	17,422
RPL Bidco Limited+(8)(9)(10)	One stop	A + 5.75%	(g)	5.78%	08/2028	2,060	2,170	0.1	2,019
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	(1)
						120,997	123,009	4.7	120,599
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L + 5.50%	(b)	7.75%	07/2028	4,252	4,161	0.2	4,209
Channelside Acquisitona Co, Inc.+	One stop	L + 5.50%	(a)	7.04%	07/2026	5	4	—	5
Channelside Acquisitona Co, Inc.+	One stop	L + 5.25%		N/A(6)	07/2028	—	—	—	—
Internet Truckstop Group LLC*#	One stop	L + 5.50%	(b)	7.76%	04/2025	21,875	22,184	0.8	21,657
Internet Truckstop Group LLC+	One stop	L + 5.50%	(b)	7.76%	04/2025	9,579	9,481	0.4	9,483
Internet Truckstop Group LLC+(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	(2)
						35,711	35,828	1.4	35,352

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L + 7.50%	(a)	4.92% cash/4.25% PIK	09/2024	$4,655	$4,638	0.2%	$4,655
Accela, Inc.+	One stop	L + 7.50%	(a)	4.92% cash/4.25% PIK	09/2024	277	274	—	277
Accela, Inc.+	One stop	L + 7.00%	(a)	8.67%	09/2024	40	40	—	40
AgKnowledge Holdings Company, Inc.+	Senior loan	L + 4.75%	(c)	6.25%	07/2023	118	116	—	116
Anaplan, Inc.+	One stop	SF + 6.50%	(l)	8.01%	06/2029	9,840	9,742	0.4	9,742
Anaplan, Inc.+(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2)	—	(2)
Appfire Technologies, LLC#+	One stop	SF + 5.50%	(m)	7.70%	03/2027	35,861	35,415	1.4	35,592
Appfire Technologies, LLC+	One stop	SF + 5.50%	(m)	7.70%	03/2027	14	10	—	11
Appfire Technologies, LLC+(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(10)	—	(15)
Appfire Technologies, LLC+(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(41)	—	(41)
Apptio, Inc. +~	One stop	L + 6.00%	(a)	7.25%	01/2025	57,010	57,431	2.2	57,010
Apptio, Inc. +	One stop	L + 6.00%	(a)	7.25%	01/2025	76	76	—	76
Aras Corporation+	One stop	L + 7.00%	(b)	4.27% cash/3.75% PIK	04/2027	14,027	13,916	0.5	14,027
Aras Corporation+(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	—
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%	(j)	6.94%	06/2029	3,487	3,491	0.1	3,400
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	06/2029	—	—	—	—
Auvik Networks Inc.+(8)(12)	One stop	L + 5.75%	(b)	4.24% cash/2.75% PIK	07/2027	6,985	6,927	0.3	6,809
Auvik Networks Inc.+(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	(2)
Auvik Networks Inc.+(8)(12)	One stop	SF + 6.25%	(m)	4.83% cash/3.25% PIK	07/2027	1,246	1,234	—	1,234
Axiom Merger Sub Inc.+~	One stop	L + 5.50%	(b)(c)	7.06%	04/2026	5,744	5,770	0.2	5,744
Axiom Merger Sub Inc.+~(8)(9)	One stop	E + 5.75%	(e)(f)	5.75%	04/2026	2,224	2,380	0.1	2,224
Axiom Merger Sub Inc.+	One stop	L + 5.50%	(c)	7.05%	04/2026	272	270	—	272
Axiom Merger Sub Inc.+	One stop	L + 5.50%	(c)	6.50%	04/2026	12	11	—	12
Axiom Merger Sub Inc.+(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(1)	—	—
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(a)	8.87%	10/2028	63,473	62,269	2.5	63,473
Bayshore Intermediate #2, L.P.+(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	—
Bearcat Buyer, Inc.+~	Senior loan	L + 4.25%	(b)	6.50%	07/2026	2,876	2,892	0.1	2,876
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%	(b)	6.50%	07/2026	513	513	—	513
Bearcat Buyer, Inc.~	Senior loan	L + 4.25%	(b)	6.50%	07/2026	304	302	—	304
Bearcat Buyer, Inc.+	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bottomline Technologies, Inc.+	One stop	SF + 5.50%	(l)	6.74%	05/2029	28,163	27,610	1.1	27,600
Bottomline Technologies, Inc.+(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(4)	—	(4)
Bullhorn, Inc.*#+~	One stop	L + 5.75%	(b)	8.00%	09/2026	66,116	65,329	2.6	66,116
Bullhorn, Inc.+(8)(9)	One stop	SN + 6.00%	(j)	7.19%	09/2026	11,675	11,656	0.5	11,675
Bullhorn, Inc.+(8)(9)	One stop	E + 5.75%	(e)	5.75%	09/2026	4,541	4,680	0.2	4,541
Bullhorn, Inc.+	One stop	L + 5.75%	(b)	8.00%	09/2026	214	212	—	214
Bullhorn, Inc.+	One stop	L + 5.75%	(b)	8.00%	09/2026	96	95	—	96
Bullhorn, Inc.+	One stop	L + 5.75%	(b)	8.00%	09/2026	77	76	—	77
Bullhorn, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L + 5.00%	(a)	6.67%	06/2028	9,844	9,676	0.4	9,844
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L + 5.00%	(a)(b)	6.43%	06/2026	42	40	—	42
Calabrio, Inc. +	One stop	L + 7.00%	(b)	9.25%	04/2027	53,683	53,039	2.1	53,683
Calabrio, Inc. +(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Community Brands Parentco LLC+	One stop	SF + 5.75%	(l)	7.38%	02/2028	14,230	13,962	0.5	14,088
Community Brands Parentco LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
Community Brands Parentco LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
Bonterra LLC+	One stop	L + 6.50%	(b)	8.75%	09/2027	63,832	63,001	2.5	63,832
Bonterra LLC+	One stop	L + 6.50%	(b)	8.75%	09/2027	122	119	—	122

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bonterra LLC+(5)	One stop	L + 6.50%		N/A(6)	09/2027	$—	$(37)	—%	$—
Daxko Acquisition Corporation+	One stop	L + 5.50%	(a)	7.17%	10/2028	27,780	27,530	1.1	27,224
Daxko Acquisition Corporation+(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(10)	—	(22)
Daxko Acquisition Corporation+(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	(3)
Daxko Acquisition Corporation+	One stop	L + 5.50%	(a)	7.17%	10/2028	2,343	2,312	0.1	2,296
Diligent Corporation*#+~	One stop	L + 6.25%	(b)(c)	9.13%	08/2025	86,513	86,436	3.3	86,513
Diligent Corporation+	One stop	L + 5.75%	(b)(c)	8.63%	08/2025	5,979	5,937	0.2	5,900
Diligent Corporation+	One stop	L + 6.25%	(c)	8.49%	08/2025	162	161	—	162
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN + 6.00%	(j)	7.19%	02/2029	14,105	15,058	0.5	13,965
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(1)
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C + 6.00%	(i)	6.00%	02/2029	297	297	—	295
FirstUp, Inc+	One stop	L + 6.75%	(b)	5.50% cash/3.50% PIK	07/2027	8,837	8,765	0.3	8,837
FirstUp, Inc+(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L + 6.75%	(b)	7.99% PIK	07/2027	9,751	9,611	0.4	9,751
Gainsight, Inc.+(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	—
GS Acquisitionco, Inc.*#+~	One stop	L + 5.75%	(b)(c)	7.26%	05/2026	83,928	84,187	3.2	83,088
GS Acquisitionco, Inc.+	One stop	L + 5.75%	(c)	8.63%	05/2026	66	64	—	64
GS Acquisitionco, Inc.+(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(6)	—	(26)
GTIV, LLC+	One stop	SF + 5.50%	(n)	6.25%	02/2029	74,401	73,698	2.8	73,657
GTIV, LLC+(5)	One stop	SF + 5.50%		N/A(6)	02/2029	—	(2)	—	(3)
ICIMS, Inc.+~	One stop	L + 6.50%	(b)	7.72%	09/2024	14,355	14,512	0.6	14,355
ICIMS, Inc.+~	One stop	L + 6.50%	(b)	7.72%	09/2024	4,501	4,493	0.2	4,501
ICIMS, Inc.~	One stop	L + 6.50%	(b)	7.72%	09/2024	2,706	2,691	0.1	2,706
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.72%	09/2024	88	88	—	88
IQN Holding Corp. #+	One stop	SF + 5.50%	(m)	6.90%	05/2029	14,682	14,538	0.6	14,535
IQN Holding Corp. +(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(1)	—	(1)
IQN Holding Corp. +(5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(32)	—	(1)
Juvare, LLC*	One stop	L + 5.75%	(b)	8.00%	10/2026	7,526	7,459	0.3	7,526
Juvare, LLC+	One stop	L + 5.75%	(b)	8.00%	10/2026	1,737	1,721	0.1	1,737
Juvare, LLC+	One stop	L + 5.75%	(b)	7.98%	04/2026	35	34	—	35
Juvare, LLC+	One stop	L + 5.75%	(b)	7.08%	10/2026	548	524	—	548
Kaseya Inc.+	One stop	SF + 5.75%	(n)	8.29%	06/2029	9,178	9,039	0.4	9,086
Kaseya Inc.+(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(3)	—	(3)
Kaseya Inc.+(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(6)	—	(6)
Mindbody, Inc.+~	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	49,900	50,373	1.9	49,900
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	5,588	5,544	0.2	5,588
Mindbody, Inc.+(5)	One stop	L + 8.50%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands Holdings LLC+	One stop	L + 5.50%	(b)	7.75%	12/2028	22,036	21,832	0.8	21,595
Ministry Brands Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	(3)
Ministry Brands Holdings LLC+(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(6)	—	(12)
Namely, Inc.+~	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	3,694	3,603	0.2	3,694
Namely, Inc.+	One stop	L + 8.50%	(b)	8.50% cash/2.25% PIK	06/2024	2,098	2,031	0.1	2,098
Namely, Inc.+	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	72	72	—	72
Neo Bidco GMBH+(8)(9)(13)	One stop	E + 6.00%	(e)	6.00%	07/2028	6,852	7,629	0.3	6,852
Neo Bidco GMBH+(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
Neo Bidco GMBH+(8)(13)	One stop	L + 6.00%	(b)	8.23%	01/2028	30	30	—	30
Newscycle Solutions, Inc.+	Senior loan	L + 7.00%	(b)	9.25%	12/2022	110	108	—	110
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.54%	10/2024	8,430	8,341	0.3	8,262

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(b)	9.57%	10/2025	$3,424	$3,371	0.1%	$3,355
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)(c)	5.54%	10/2024	1,121	1,117	—	1,099
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.54%	10/2024	692	686	—	678
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(c)	9.50%	10/2025	640	636	—	628
PDI TA Holdings, Inc.+	Second lien	L + 8.50%	(b)(c)	9.54%	10/2025	377	375	—	369
PDI TA Holdings, Inc.+(8)(9)	One stop	SN + 4.50%	(j)	5.69%	10/2024	84	93	—	83
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.54%	10/2024	41	40	—	38
Personify, Inc.*#+	One stop	L + 5.25%	(b)	7.50%	09/2024	13,762	13,907	0.5	13,762
Personify, Inc.#	One stop	L + 5.25%	(b)	7.50%	09/2024	8,195	8,142	0.3	8,195
Personify, Inc.+	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(c)	9.49%	03/2027	23,748	23,557	0.9	23,748
Pluralsight, LLC+(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(b)	8.25%	09/2028	4,221	4,183	0.2	4,221
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(a)	7.63%	09/2028	14	13	—	14
ProcessUnity Holdings, LLC+(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(8)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	L + 4.75%	(c)	5.75%	05/2027	18,418	18,269	0.7	18,418
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	5.75%	05/2027	875	868	—	875
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	5.75%	05/2027	541	536	—	541
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	5.75%	05/2027	180	178	—	180
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(a)	6.42%	05/2027	158	157	—	158
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	7.00%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	5.75%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(c)	6.25%	05/2027	101	66	—	101
Pyramid Healthcare Acquisition Corp.+	One stop	L + 4.75%	(b)	5.99%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.+	One stop	L + 6.00%	(a)	7.67%	11/2027	9,512	9,427	0.4	9,512
QAD, Inc.+(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	—
Quant Buyer, Inc.+	One stop	SF + 5.25%	(m)	6.68%	06/2029	2,491	2,467	0.1	2,466
Quant Buyer, Inc.+	One stop	SF + 5.25%	(m)	6.72%	06/2029	498	469	—	469
Quant Buyer, Inc.+(5)	One stop	SF + 5.25%		N/A(6)	06/2029	—	(1)	—	(2)
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	5.92%	12/2024	11,213	11,216	0.4	10,988
RegEd Aquireco, LLC+	Senior loan	P + 3.25%	(a)(d)	7.09%	12/2024	210	209	—	204
Riskonnect Parent, LLC*+	One stop	L + 5.50%	(c)	6.30%	12/2028	9,261	9,177	0.4	9,169
Riskonnect Parent, LLC+(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(3)	—	(3)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(a)	7.92%	05/2027	4,541	4,504	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
Sapphire Bidco Oy+(8)(9)(10)	One stop	E + 6.00%		N/A(6)	04/2029	—	—	—	—
Sapphire Bidco Oy+(8)(9)(10)	One stop	E + 6.00%		N/A(6)	04/2029	—	—	—	—
Sonatype, Inc.+	One stop	SF + 6.75%	(n)	7.75%	12/2025	40,459	40,192	1.6	40,459
Sonatype, Inc.+	One stop	SF + 6.75%	(n)	7.75%	12/2025	851	846	—	851
Sonatype, Inc.+(5)	One stop	SF + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.*#~	One stop	L + 6.25%	(a)	7.92%	12/2026	31,437	31,145	1.2	31,437
Spartan Buyer Acquisition Co.+	One stop	L + 6.25%	(a)	7.92%	12/2026	1,998	1,964	0.1	1,998
Spartan Buyer Acquisition Co.+(5)	One stop	L + 6.25%		N/A(6)	12/2026	—	(2)	—	—
Tahoe Bidco B.V. +	One stop	L + 6.00%	(a)	7.12%	09/2028	12,058	11,951	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Telesoft Holdings LLC+	One stop	L + 5.75%	(a)(c)	8.26%	12/2025	$889	$877	—%	$889
Telesoft Holdings LLC+	One stop	L + 5.75%	(a)	7.42%	12/2025	5	4	—	5
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.92%	12/2024	3,454	3,483	0.1	3,435
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.92%	12/2024	913	898	—	908
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%	(a)	5.92%	12/2024	429	423	—	427
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	6.17%	12/2024	158	156	—	158
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	6.17%	12/2024	234	227	—	234
TI Intermediate Holdings, LLC+	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(c)	9.13%	03/2025	15,285	15,345	0.6	15,285
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	9.13%	03/2025	6,911	6,819	0.3	6,911
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	9.13%	03/2025	4,192	4,158	0.2	4,192
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(c)	9.13%	03/2025	1,772	1,807	0.1	1,772
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	9.13%	03/2025	1,719	1,752	0.1	1,719
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(c)	9.13%	03/2025	1,675	1,708	0.1	1,675
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	9.13%	03/2025	1,619	1,636	0.1	1,619
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(c)	9.13%	03/2025	1,560	1,591	0.1	1,560
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	9.13%	03/2025	1,455	1,481	0.1	1,455
Togetherwork Holdings, LLC*#	One stop	L + 6.25%	(c)	9.13%	03/2025	1,191	1,200	—	1,191
Togetherwork Holdings, LLC#+	One stop	L + 6.25%	(c)	9.13%	03/2025	656	669	—	656
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	9.13%	03/2025	454	450	—	454
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	9.13%	03/2025	439	436	—	439
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	9.13%	03/2025	250	248	—	250
Togetherwork Holdings, LLC+	One stop	L + 6.25%	(c)	9.13%	03/2025	63	64	—	63
Togetherwork Holdings, LLC+~	One stop	L + 6.25%	(c)	9.13%	03/2025	58	59	—	58
Togetherwork Holdings, LLC+(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.*#+	One stop	L + 6.00%	(b)	7.24%	12/2024	22,086	22,202	0.9	22,086
Trintech, Inc.#+	One stop	L + 6.00%	(b)	7.24%	12/2024	9,165	9,252	0.3	9,165
Trintech, Inc.+	One stop	L + 6.00%	(b)	7.24%	12/2024	100	100	—	100
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	N/A		4.50% cash/3.99% PIK	05/2024	8,005	8,461	0.3	6,804
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A		4.50% cash/3.99% PIK	05/2024	130	140	—	111
Vendavo, Inc.*#+	One stop	L + 5.75%	(b)	7.44%	09/2027	19,661	19,511	0.8	19,463
Vendavo, Inc.+(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1)	—	(2)
WebPT, Inc.+	Senior loan	L + 6.75%	(b)	8.32%	01/2028	626	617	—	616
Workforce Software, LLC+~	One stop	L + 7.25%	(b)	5.82% cash/3.00% PIK	07/2025	27,963	28,361	1.1	27,963
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.82% cash/3.00% PIK	07/2025	4,948	4,913	0.2	4,948
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.82% cash/3.00% PIK	07/2025	3,505	3,445	0.1	3,505
Workforce Software, LLC+	One stop	L + 6.50%	(b)	7.89%	07/2025	176	175	—	176
Workforce Software, LLC+(5)	One stop	L + 4.00%		N/A(6)	07/2025	—	(1)	—	—
						1,273,238	1,268,497	49.0	1,266,510

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF + 5.50%	(m)	7.70%	02/2028	$25,961	$25,470	1.0%	$25,701
Ave Holdings III, Corp+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(1)
Ave Holdings III, Corp+(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(11)	—	(12)
Batteries Plus Holding Corporation*#	One stop	L + 6.75%	(a)	8.42%	06/2023	21,921	21,923	0.9	21,921
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)	8.42%	06/2023	1,424	1,420	0.1	1,424
Batteries Plus Holding Corporation+	One stop	L + 6.75%	(a)(d)	9.25%	06/2023	151	151	—	151
Consilio Midco Limited+(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	11,567	11,371	0.5	11,452
Consilio Midco Limited+(8)(9)(10)	One stop	E + 6.00%	(e)	6.00%	05/2028	8,942	9,586	0.4	8,852
Consilio Midco Limited+(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	2,164	2,127	0.1	2,142
Consilio Midco Limited+(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	736	717	—	728
Consilio Midco Limited+(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(2)	—	(1)
Consilio Midco Limited+(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	05/2028	—	(2)	—	(2)
Consilio Midco Limited+(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	—	—	(1)
Consilio Midco Limited+(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	10,000	9,900	0.4	9,900
Consilio Midco Limited+(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	1,439	1,424	0.1	1,424
Cycle Gear, Inc.*#+	One stop	SF + 5.50%	(m)	7.70%	01/2026	48,925	48,811	1.9	48,437
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	20,716	20,630	0.8	20,716
Imperial Optical Midco Inc.#	One stop	L + 6.75%	(a)	8.42%	08/2023	4,779	4,752	0.2	4,779
Imperial Optical Midco Inc.#	One stop	L + 6.75%	(a)	8.42%	08/2023	4,159	4,136	0.2	4,159
Imperial Optical Midco Inc.+~	One stop	L + 6.75%	(a)	8.42%	08/2023	3,599	3,618	0.1	3,599
Imperial Optical Midco Inc.*+	One stop	L + 6.75%	(a)	8.42%	08/2023	2,805	2,798	0.1	2,805
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	2,770	2,755	0.1	2,770
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	2,244	2,232	0.1	2,244
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	2,063	2,052	0.1	2,063
Imperial Optical Midco Inc.#+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,907	1,926	0.1	1,907
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,658	1,649	0.1	1,658
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,458	1,450	0.1	1,458
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,439	1,431	0.1	1,439
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,397	1,389	0.1	1,397
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,372	1,365	0.1	1,372
Imperial Optical Midco Inc.#+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,242	1,254	—	1,242
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,148	1,142	0.1	1,148
Imperial Optical Midco Inc.*+	One stop	L + 6.75%	(a)	8.42%	08/2023	1,131	1,142	0.1	1,131
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	970	964	0.1	970
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	881	877	—	881
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	661	657	—	661
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	634	630	—	634
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	555	552	—	555
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	503	500	—	503
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	500	497	—	500
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	487	485	—	487
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	477	474	—	477
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	460	454	—	460
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	455	452	—	455
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	451	448	—	451
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	447	444	—	447
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	443	441	—	443
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	$417	$414	—%	$417
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	416	413	—	416
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	415	412	—	415
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	411	408	—	411
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	411	409	—	411
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	387	385	—	387
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	381	379	—	381
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	360	358	—	360
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	358	356	—	358
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	354	352	—	354
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	328	327	—	328
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	314	313	—	314
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	306	305	—	306
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	285	283	—	285
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	278	275	—	278
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	278	276	—	278
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	273	271	—	273
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	270	268	—	270
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	258	257	—	258
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	257	256	—	257
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	239	238	—	239
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	240	239	—	240
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	219	218	—	219
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	219	218	—	219
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	215	214	—	215
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	209	208	—	209
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	196	195	—	196
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	194	192	—	194
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	192	191	—	192
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	189	188	—	189
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	180	178	—	180
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	173	172	—	173
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	168	167	—	168
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	165	164	—	165
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	161	160	—	161
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	159	158	—	159
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	154	153	—	154
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	152	151	—	152
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	144	143	—	144
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	143	142	—	143
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	138	137	—	138
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	133	133	—	133
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	129	129	—	129
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	128	127	—	128
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	124	124	—	124
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	114	114	—	114
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	114	114	—	114
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	114	113	—	114
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	110	109	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	$107	$106	—%	$107
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	105	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	105	104	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	105	105	—	105
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	100	99	—	100
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	96	96	—	96
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	86	86	—	86
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	83	82	—	83
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	79	79	—	79
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	79	78	—	79
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	76	75	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	76	75	—	76
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	74	73	—	74
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	72	71	—	72
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	65	65	—	65
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	64	63	—	64
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	63	63	—	63
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	62	61	—	62
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	60	60	—	60
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	59	59	—	59
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	53	52	—	53
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	42	42	—	42
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	36	35	—	36
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	35	34	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	35	34	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	25	25	—	25
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	18	18	—	18
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	17	17	—	17

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	$17	$17	—%	$17
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	14	14	—	14
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	13	12	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	12	11	—	12
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	3	3	—	3
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	309	248	—	309
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	627	623	—	627
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	160	159	—	160
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	132	131	—	132
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	132	131	—	132
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	112	111	—	112
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	54	54	—	54
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	47	47	—	47
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	40	40	—	40
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	39	38	—	39
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	34	34	—	34
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	33	32	—	33
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	31	31	—	31
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	29	29	—	29
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	29	29	—	29
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	29	29	—	29
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	25	25	—	25
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	24	24	—	24
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	16	16	—	16
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	15	15	—	15

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	$10	$10	—%	$10
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Jet Equipment & Tools Ltd.+~(8)(9)(12)	One stop	C + 6.25%	(h)	8.39%	11/2024	18,069	17,821	0.7	18,070
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	SF + 6.25%	(l)	7.88%	11/2024	12,145	12,268	0.5	12,145
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF + 6.25%	(l)	7.88%	11/2024	5,321	5,273	0.3	5,321
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 6.25%	(h)	8.39%	11/2024	5,294	5,129	0.2	5,294
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	SF + 6.25%	(l)	7.88%	11/2024	4,229	4,267	0.2	4,229
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF + 6.25%	(l)	7.88%	11/2024	1,554	1,544	0.1	1,554
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF + 6.25%	(d)(l)	8.37%	11/2024	225	225	—	225
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C + 6.25%	(h)(o)	8.41%	11/2024	121	123	—	122
PPV Intermediate Holdings II, LLC#+	One stop	L + 6.50%	(a)	8.17%	05/2023	4,834	4,834	0.2	4,834
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	2,464	2,453	0.1	2,464
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	8.17%	05/2023	1,146	1,141	—	1,146
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	8.17%	05/2023	1,057	1,052	0.1	1,057
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	8.17%	05/2023	1,019	1,014	0.1	1,019
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	8.17%	05/2023	992	992	0.1	992
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	8.17%	05/2023	917	913	—	917
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	768	765	—	768
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	8.17%	05/2023	764	761	—	764
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	8.17%	05/2023	726	723	—	726
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	8.17%	05/2023	593	593	—	593
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	8.17%	05/2023	522	520	—	522
PPV Intermediate Holdings II, LLC*	One stop	L + 6.50%	(a)	8.17%	05/2023	427	421	—	427
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	253	252	—	253
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	223	222	—	223
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	221	220	—	221
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	164	163	—	164
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	164	163	—	164
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	149	149	—	149
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	144	143	—	144
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	141	141	—	141
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	139	139	—	139
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	137	137	—	137
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	8.17%	05/2023	127	126	—	127
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	116	115	—	116
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	102	101	—	102
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	98	97	—	98
PPV Intermediate Holdings II, LLC+	One stop	P + 5.50%	(d)	10.25%	05/2023	75	74	—	75
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	80	79	—	80
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	69	69	—	69
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	40	40	—	40
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	29	29	—	29
PPV Intermediate Holdings II, LLC+	One stop	N/A		7.90% PIK	05/2023	27	28	—	27
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.01%	05/2023	344	342	—	344
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	305	303	—	305
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	181	180	—	181

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings II, LLC+	One stop	L + 6.50%	(a)	8.17%	05/2023	$141	$140	—%	$141
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	SF + 4.75%	(m)	6.95%	10/2024	11,881	11,848	0.5	11,881
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	SF + 4.75%	(m)	6.95%	10/2024	1,678	1,711	0.1	1,678
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	SF + 4.75%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC*#+	One stop	L + 6.75%	(a)(b)	6.06% cash/2.00% PIK	02/2025	30,730	30,930	1.1	28,883
Titan Fitness, LLC+	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	1,913	1,901	0.1	1,799
Titan Fitness, LLC+	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	488	485	—	456
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A + 5.75%	(g)	7.61%	03/2028	7,871	8,392	0.3	7,793
Vermont Aus Pty Ltd+(8)(11)	One stop	SF + 5.50%	(m)	7.70%	03/2028	8,363	8,243	0.4	8,279
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF + 5.50%	(m)	7.82%	04/2028	8,329	8,209	0.4	8,204
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop	SF+ 5.50%		N/A(6)	04/2028	—	(1)	—	(2)
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop	SF + 5.50%		N/A(6)	04/2028	—	(5)	—	(5)
						351,546	350,912	13.5	348,146

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L + 6.75%	(b)(c)	7.50% cash/0.75% PIK	06/2023	$22,108	$22,103	0.9%	$22,108
Agility Recovery Solutions Inc.+	One stop	L + 6.75%	(c)(d)	8.11% cash/0.75% PIK	06/2023	686	683	—	686
						22,794	22,786	0.9	22,794
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	1,954	1,931	0.1	1,934
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	974	962	—	964
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	855	845	—	847
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(1)	—	—
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	8.50% cash/1.50% PIK	09/2025	9,952	9,825	0.3	7,961
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	8.50% cash/1.50% PIK	09/2025	4,000	3,949	0.1	3,200
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	8.50% cash/1.50% PIK	09/2025	2,059	2,033	0.1	1,647
Elite Sportswear, L.P.*+	Senior loan	L + 7.75%	(b)	8.50% cash/1.50% PIK	09/2025	683	674	—	547
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	8.04% cash/1.50% PIK	09/2025	1,073	1,060	—	859
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	8.50% cash/1.50% PIK	09/2025	312	308	—	250
Elite Sportswear, L.P.*+	Senior loan	L + 7.75%	(b)	8.50% cash/1.50% PIK	09/2025	298	295	—	239
Elite Sportswear, L.P.+	Senior loan	L + 7.75%	(b)	8.04% cash/1.50% PIK	09/2025	37	36	—	30
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(c)	7.00%	11/2023	9,583	9,525	0.4	9,606
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(b)(c)	7.00%	11/2023	6,522	6,470	0.3	6,537
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(b)(c)	7.00%	11/2023	1,009	997	—	1,012
Georgica Pine Clothiers, LLC#+	One stop	L + 5.50%	(b)(c)	7.00%	11/2023	908	901	0.1	909
Georgica Pine Clothiers, LLC*#	One stop	L + 5.50%	(b)(c)	7.00%	11/2023	636	632	—	638
Georgica Pine Clothiers, LLC+	One stop	L + 5.50%	(c)	7.00%	11/2023	2	2	—	2
QF Holdings, Inc.+	Senior loan	L + 6.25%	(c)	7.54%	12/2027	626	617	—	616
SHO Holding I Corporation+~	Senior loan	L + 5.25%	(b)	6.49%	04/2024	3,971	3,972	0.2	3,693
SHO Holding I Corporation+~	Senior loan	L + 5.23%	(b)	6.47%	04/2024	67	67	—	62
SHO Holding I Corporation+	Senior loan	L + 5.00%	(b)	6.68%	04/2024	66	66	—	62
SHO Holding I Corporation+	Senior loan	L + 4.00%	(b)	5.55%	04/2024	28	27	—	28
SHO Holding I Corporation+	Senior loan	L + 4.00%	(b)	5.61%	04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L + 5.23%	(b)	6.54%	04/2024	—	—	—	—
						45,615	45,193	1.6	41,643
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	7.75%	06/2028	19,166	18,838	0.8	19,118
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	7.75%	06/2028	15,285	15,001	0.7	15,247
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	7.54%	06/2028	456	448	—	455
Marcone Yellowstone Buyer Inc.+	One stop	L + 5.50%	(b)	7.74%	06/2028	120	115	—	118
						35,027	34,402	1.5	34,938
Water Utilities
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(b)	5.74%	06/2027	17,051	16,909	0.7	16,539
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(b)	5.74%	06/2027	80	78	—	78
S.J. Electro Systems, Inc.+	Senior loan	L + 4.50%	(b)	5.74%	06/2027	75	73	—	69
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(b)(c)	6.62%	11/2026	391	359	—	339
Vessco Midco Holdings, LLC+	Senior loan	L + 4.50%	(c)	6.00%	11/2026	208	206	0.1	204
Vessco Midco Holdings, LLC+	Senior loan	P + 3.50%	(d)	8.25%	10/2026	3	3	—	3
						17,808	17,628	0.8	17,232
Total non-controlled/non-affiliate company debt investments						$5,377,663	$5,345,752	203.5%	$5,266,070

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (15)(16)
Aerospace and Defense
NTS Technical Systems+	Common Stock	N/A	N/A	N/A	2	$1,506	0.1%	$710
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	256	—	561
NTS Technical Systems+	Preferred stock	N/A	N/A	N/A	—	128	—	329
Tronair Parent, Inc.+	LLC units	N/A	N/A	N/A	—	40	—	26
Whitcraft LLC+	Common Stock	N/A	N/A	N/A	11	2,285	0.1	2,728
						4,215	0.2	4,354
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A	N/A	5	314	—	121

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A	N/A	1	730	—	671
Go Car Wash Parent, Corp.+	Preferred stock	N/A	N/A	N/A	—	47	—	48
Go Car Wash Parent, Corp.+	Common Stock	N/A	N/A	N/A	—	14	—	17
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	330	—	544
POY Holdings, LLC+	LLC units	N/A	N/A	N/A	141	141	—	247
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	508	0.1	1,108
						1,770	0.1	2,635
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A	N/A	177	1,769	0.1	1,334

Building Products
BECO Holding Company, Inc.+	Preferred stock	N/A	N/A	N/A	10	951	—	1,032
BECO Holding Company, Inc.+	LP Interest	N/A	N/A	N/A	2	196	—	198
						1,147	—	1,230
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A	N/A	2	1,960	0.1	2,134
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	140
						2,084	0.1	2,274
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A	N/A	540	540	—	564
EGD Security Systems, LLC +	Common Stock	N/A	N/A	N/A	855	855	0.1	760
Hydraulic Authority III Limited+(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	503
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	530
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	359	359	—	342
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A	N/A	8	767	—	778
Radwell Parent, LLC+	LP units	N/A	N/A	N/A	2	159	—	159
						3,107	0.1	3,636
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A	N/A	49	49	—	49

Diversified Consumer Services
CHHJ Midco, LLC+(17)	LLC units	N/A	N/A	N/A	19	193	—	223
EMS LINQ, LLC+	LP Interest	N/A	N/A	N/A	525	525	—	416
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12	—	5
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.+	Common Stock	N/A	N/A	N/A	479	$479	—%	$479
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	435	0.1	827
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	—	211
Spear Education, LLC+	LLC interest	N/A	N/A	N/A	—	7	—	35
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	36
						2,639	0.1	2,232
Electronic Equipment, Instruments & Components
Electrical Source Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	—	—	30
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	85
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	172
Inventus Power, Inc.+	LP Interest	N/A	N/A	N/A	—	20	—	48
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	335

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$702
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	0.1	770
Feeders Supply Company, LLC+(17)	Preferred stock	N/A	N/A	N/A	4	400	—	578
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	200
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,731
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	152
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	27
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	869
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	580
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	0.1	1,455
						4,019	0.3	7,335
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	102
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	5
Borrower R365 Holdings, LLC+	Common Stock	N/A	N/A	N/A	1	2	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	2
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	198
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	195
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	180
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	393
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	261
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,602
						2,442	0.2	5,939
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	98
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	158
CCSL Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	336	—	247
CMI Parent Inc.+(17)	Common Stock	N/A	N/A	N/A	—	132	—	168
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	184
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	95
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	—
						5,222	—	950

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$421
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.2	4,222
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	2,420
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	1,119	0.1	1,388
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A	N/A	121	124	—	155
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A	N/A	429	327	0.1	1,090
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,024	0.1	1,764
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	0.1	950
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	648	—	852
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	61	—	61
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A	N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	20
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	11	—	13
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	177	200	—	247
Midwest Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	1	1,019	—	1,123
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	504
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	38
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A	N/A	412	335	—	518
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	202
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	304	—	322
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A	N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	—	528	—	724
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	4	74	—	758
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	65
Radiology Partners, Inc.+	LLC interest	N/A	N/A	N/A	43	55	—	258
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	156
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A	N/A	—	40	—	162
Suveto Buyer, LLC+	Common Stock	N/A	N/A	N/A	6	562	—	414
						12,473	0.7	18,847

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	154	$193	—%	$204
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A	N/A	—	288	—	380
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A	N/A	—	—	—	57
Tebra Technologies, Inc.+	Warrant	N/A	N/A	N/A	169	871	—	709
Tebra Technologies, Inc.+	Warrant	N/A	N/A	N/A	53	162	—	179
Tebra Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	1	8	—	11
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	12	11,807	0.5	12,263
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	2,734	0.2	3,888
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,427	0.1	1,627
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	—	952
Symplr Software, Inc.+	LLC units	N/A	N/A	N/A	—	161	—	151
Symplr Software, Inc.+	Common Stock	N/A	N/A	N/A	177	—	—	705
						18,531	0.8	21,126
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A	N/A	N/A	206	206	—	270
Harri US LLC+	LLC units	N/A	N/A	N/A	83	658	—	658
Harri US LLC+	Preferred stock	N/A	N/A	N/A	71	455	—	495
Harri US LLC+	Warrant	N/A	N/A	N/A	18	106	—	125
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	3,199
SSRG Holdings, LLC+	LP Interest	N/A	N/A	N/A	6	61	—	82
Tropical Smoothie Cafe Holdings, LLC+(17)	LP Interest	N/A	N/A	N/A	5	246	0.1	837
						2,444	0.2	5,666

Household Durables
Groundworks LLC+	LLC interest	N/A	N/A	N/A	—	155	—	431

Insurance
Captive Resources Midco, LLC+(17)	LLC units	N/A	N/A	N/A	425	—	0.1	1,163
Majesco+	LP Interest	N/A	N/A	N/A	—	307	—	356
Majesco+	LP Interest	N/A	N/A	N/A	69	—	—	51
Orchid Underwriters Agency, LLC+(17)	LP Interest	N/A	N/A	N/A	96	—	—	7
						307	0.1	1,577

Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	17	17,025	0.7	17,635
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	10	10,219	0.4	10,584
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	1	1,104	—	1,102
						28,348	1.1	29,321

IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	1,994	0.1	2,155
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	587	462	0.2	4,970
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	0.1	1,303
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	35	291	—	300
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	0.1	1,579
Critical Start, Inc.+	Common Stock	N/A	N/A	N/A	225	225	—	225
Episerver, Inc.+	Common Stock	N/A	N/A	N/A	75	807	—	989

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	192	$1,103	—%	$1,103
Netwrix Corporation+	LLC units	N/A	N/A	N/A	9	18	—	18
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A	N/A	37	367	—	460
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A	N/A	N/A	13	13	—	18
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	129
						6,208	0.5	13,249
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	0.1	1,706
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	67	117	—	162
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	46	80	—	111
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	38	65	—	91
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	33	58	—	80
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	15	24	—	34
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	2	2	—	4
						556	0.1	2,188
Life Sciences Tools & Services
PAS Parent Inc.+	LP Interest	N/A	N/A	N/A	9	933	—	749
Reaction Biology Corporation+	LLC units	N/A	N/A	N/A	—	265	—	265
						1,198	—	1,014
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	—	788
W3 Co.+	Preferred stock	N/A	N/A	N/A	—	224	—	176
						1,856	—	964
Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A	N/A	3	312	—	307
Messenger, LLC+	LLC units	N/A	N/A	N/A	—	—	—	—
						312	—	307
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP Interest	N/A	N/A	N/A	502	502	—	929
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	8	7,679	0.4	8,578
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	—	168	—	155
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A	N/A	2	2	—	—
						8,351	0.4	9,662

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A	N/A	—	$216	—%	$218
DISA Holdings Acquisition Subsidiary Corp.+	Common Stock	N/A	N/A	N/A	—	154	—	507
Enboarder, Inc.+(8)(11)	Preferred stock	N/A	N/A	N/A	56	573	—	573
Filevine, Inc.+	Preferred stock	N/A	N/A	N/A	221	1,401	0.1	1,401
Filevine, Inc.+	Warrant	N/A	N/A	N/A	33	49	—	49
Net Health Acquisition Corp.+	LP Interest	N/A	N/A	N/A	13	1,510	0.1	1,721
Procure Acquireco, Inc.+	LP Interest	N/A	N/A	N/A	—	486	—	486
						4,389	0.2	4,955
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A	N/A	62	434	—	512

Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A	N/A	N/A	408	448	—	520
Software
Accela, Inc.+	LLC interest	N/A	N/A	N/A	670	418	—	276
Anaplan, Inc.+	LP Interest	N/A	N/A	N/A	385	385	0.1	385
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,000	—	1,147
Aras Corporation+	LP Interest	N/A	N/A	N/A	306	306	—	297
Astute Holdings, Inc. +	LP Interest	N/A	N/A	N/A	—	304	—	792
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A	N/A	N/A	26	256	—	280
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A	N/A	4,095	4,095	0.2	3,889
Calabrio, Inc. +	LP Interest	N/A	N/A	N/A	1	769	—	852
Calabrio, Inc. +	LP Interest	N/A	N/A	N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	149	1,663	0.1	1,766
Cloudbees, Inc.+	Warrant	N/A	N/A	N/A	131	247	—	1,222
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	71	466	—	812
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.7	18,615
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	415	912	0.1	2,792
Everbridge, Inc.+(8)(18)	Common Stock	N/A	N/A	N/A	4	444	—	94
FirstUp, Inc+	Common Stock	N/A	N/A	N/A	221	541	—	391
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	26	25,344	1.1	27,465
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,532	0.1	1,607
GS Acquisitionco, Inc.+	LP Interest	N/A	N/A	N/A	1	170	0.1	804
Impartner, Inc.+	Preferred stock	N/A	N/A	N/A	28	226	—	240
Kaseya Inc.+	Preferred stock	N/A	N/A	N/A	2	1,658	0.1	1,658
Kaseya Inc.+	LP Interest	N/A	N/A	N/A	100	100	—	100
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	178
Ministry Brands Holdings LLC+	LP Interest	N/A	N/A	N/A	438	438	—	283
mParticle, Inc.+	Preferred stock	N/A	N/A	N/A	162	1,060	0.1	1,079
mParticle, Inc.+	Warrant	N/A	N/A	N/A	69	16	—	376
Namely, Inc.+	Warrant	N/A	N/A	N/A	47	314	—	261
Namely, Inc.+	Warrant	N/A	N/A	N/A	17	28	—	0
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A	N/A	4	9	—	18
Personify, Inc.+	LP Interest	N/A	N/A	N/A	716	942	0.1	1,403
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	—	964	0.1	1,355
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	329	0.1	638

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	$184	—%	$284
QAD, Inc.+	Preferred stock	N/A	N/A	N/A	—	125	—	125
QAD, Inc.+	Common Stock	N/A	N/A	N/A	9	0	—	0
RegEd Aquireco, LLC+	LP Interest	N/A	N/A	N/A	—	331	—	210
RegEd Aquireco, LLC+	LP Interest	N/A	N/A	N/A	3	21	—	0
Riskonnect Parent, LLC+	LP Interest	N/A	N/A	N/A	857	858	—	733
Riskonnect Parent, LLC+	Preferred stock	N/A	N/A	N/A	18	18,055	0.7	17,586
SnapLogic, Inc.+	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,321
SnapLogic, Inc.+	Warrant	N/A	N/A	N/A	106	75	—	342
Spartan Buyer Acquisition Co.+	Common Stock	N/A	N/A	N/A	1	623	—	720
Telesoft Holdings LLC+	LP Interest	N/A	N/A	N/A	6	6	—	6
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	973	—	566
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	36	—	37
						83,768	3.8	93,005

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	Preferred stock	N/A	N/A	N/A	9	$8,508	0.3%	$8,954
Ave Holdings III, Corp+	LP units	N/A	N/A	N/A	1	934	—	934
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A	N/A	10	1,287	0.1	1,352
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	0.1	749
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	162
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	60
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,389
Pet Holdings ULC+(8)(12)	LP Interest	N/A	N/A	N/A	677	450	0.1	1,533
PPV Intermediate Holdings II, LLC+	LLC interest	N/A	N/A	N/A	325	315	0.1	949
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,654
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	377
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,515
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	—	1,097
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,237
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A	N/A	—	37	—	37
						19,746	1.3	29,999

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	445

Textiles, Apparel & Luxury Goods
Elite Sportswear, L.P.+	LLC interest	N/A	N/A	N/A	—	165	—	—
Georgica Pine Clothiers, LLC+(17)	LLC interest	N/A	N/A	N/A	20	239	—	584
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	1
MakerSights, Inc. +	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	202
						783	—	1,005

Total non-controlled/non-affiliate company equity investments						$220,168	10.4%	$267,217

Total non-controlled/non-affiliate company investments					$5,377,663	$5,565,920	213.9%	$5,533,287

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(19)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(a)	7.42%	04/2024	$5,786	$5,793	0.2%	$5,786
Abita Brewing Co., L.L.C.+	Second lien	L + 8.00%	(b)	10.25%	04/2024	3,635	3,627	0.1	2,907
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%		N/A(6)	04/2024	—	—	—	—
						9,421	9,420	0.3	8,693
Consumer Finance
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(b)	8.50%	08/2023	3,844	2,014	0.1	3,844
Paradigm DKD Group, LLC+(5)(7)	Senior loan	L + 6.25%	(b)	8.50%	08/2023	7	(142)	—	7
						3,851	1,872	0.1	3,851
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(b)	10.75%	07/2023	6,328	4,074	0.1	3,797
Sloan Company, Inc., The+	One stop	L + 8.50%	(b)	10.75%	07/2023	1,543	1,543	0.1	1,543
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(b)	10.75%	07/2023	420	271	—	252
						8,291	5,888	0.2	5,592
Energy, Equipment & Services
Benetech, Inc.+(7)	One stop	SF + 6.00%	(m)	8.20%	08/2024	3,642	3,623	0.1	1,456
Benetech, Inc.+(7)	One stop	SF + 6.00%	(m)	8.20%	08/2024	1,020	1,014	—	289
						4,662	4,637	0.1	1,745
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L + 8.00%	(b)	10.18%	12/2024	12,863	12,649	0.5	12,091
Rubio's Restaurants, Inc.+(5)	Senior loan	L + 8.00%		N/A(6)	12/2024	—	(12)	—	(83)
						12,863	12,637	0.5	12,008
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	SF + 5.25%	(b)(m)	7.45% PIK	06/2023	11,550	11,589	0.5	11,088
Elite Dental Partners LLC+	One stop	SF + 12.00%	(b)(m)	14.20% PIK	06/2023	2,769	2,769	0.1	2,769
Elite Dental Partners LLC+	One stop	SF + 5.25%	(b)(m)	7.45% PIK	06/2023	1,245	1,245	—	1,245
						15,564	15,603	0.6	15,102
Software
Switchfly LLC+	One stop	L + 3.00%	(b)	4.00%	10/2023	6,454	6,382	0.2	4,970
Switchfly LLC+	One stop	L + 3.00%	(b)	4.00%	10/2023	539	532	—	415
Switchfly LLC+	One stop	L + 3.00%	(b)	4.00%	10/2023	40	40	—	32
Switchfly LLC+(5)	One stop	L + 8.50%	(b)	9.50%	10/2023	2	2	—	(24)
						7,035	6,956	0.2	5,393

Total non-controlled/affiliate debt investments						$61,687	$57,013	2.0%	$52,384

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	—%	$366

Consumer Finance
Paradigm DKD Group, LLC	LLC interest	N/A	N/A	N/A	354	115	—	448
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	71	—	—	—
Paradigm DKD Group, LLC	Preferred stock	N/A	N/A	N/A	2,004	—	—	540
						115	—	988
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common Stock	N/A	N/A	N/A	—	41	—	—

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,463
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	886	182	—	362
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	536	110	—	219
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	23
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	52	3	—	13
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	3,080

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.1	3,950
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	0.1	1,323
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						4,152	0.2	5,273
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	98,370	2,321	0.1	1,941
Switchfly LLC+	LLC units	N/A	N/A	N/A	950	950	—	419
						3,271	0.1	2,360

Total non-controlled/affiliate equity investments						$10,156	0.4%	$12,067

Total non-controlled/affiliate investments					$61,687	$67,169	2.4%	$64,451

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(20)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	N/A	10.00% PIK	08/2023	$29,523	$19,579	0.5%	$13,285
MMan Acquisition Co.+	One stop	N/A	8.00% PIK	08/2023	1,588	1,588	0.1	1,508
MMan Acquisition Co.+	One stop	N/A	12.00% PIK	08/2023	849	849	—	849
MMan Acquisition Co.+	One stop	N/A	12.00% PIK	08/2023	170	170	—	170
Total controlled affiliate debt investments					$32,130	$22,186	0.6%	$15,812

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A	N/A	—	$927	—%	$—

Total controlled affiliate equity investments						$927	—%	$—

Total controlled affiliate investments					$32,130	$23,113	0.6%	$15,812

Total investments					$5,471,480	$5,656,202	216.9%	$5,613,550

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.34%(21)			$10,805	0.4%	$10,805
Total money market funds						$10,805	0.4%	$10,805
Total Investments and Money Market Funds						$5,667,007	217.3%	$5,624,355

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars, Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2022, as the loan may have priced or repriced based on an index rate prior to June 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.79% as of June 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.29% as of June 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.94% as of June 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of June 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.20% as of June 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 0.26% as of June 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 1.86% as of June 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 30-day CDOR, which was 2.23% as of June 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 2.76% as of June 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to SONIA, which was 1.19% as of June 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 1.50% as of June 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR Rate which was 1.69% as of June 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR Rate which was 2.12% as of June 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR Rate which was 2.63% as of June 30, 2022.
(o) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 3.70% as of June 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022.
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
(6)The entire commitment was unfunded as of June 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, total non-qualifying assets at fair value represented 10.9% of the Company's total assets calculated in accordance with the 1940 Act.
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
June 30, 2022
(In thousands)
(18) The fair value of this investment was valued using Level 1 inputs. See Note 6. Fair Value Measurements.
(19)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2022	Interest, dividend and fee income
Abita Brewing Co. LLC	$10,050	$316	$(210)	$(1,097)	$—	$9,059	$583
Benetech, Inc.	2,399	467	(221)	(900)	—	1,745	227
Elite Dental Partners LLC	16,952	3,684	(51)	(210)	—	20,375	876
Paradigm DKD Group, LLC	2,627	217	(286)	2,281	—	4,839	47
Rubio's Restaurants, Inc	17,559	4	(33)	(2,442)	—	15,088	1,005
Sloan Company, Inc.	5,162	1,293	(463)	(400)	—	5,592	87
Switchfly LLC	6,168	1,305	—	280	—	7,753	456
Uinta Brewing Company	462	22	(498)	1,040	(1,026)	—	7
Total Non-Controlled Affiliates	$61,379	$7,308	$(1,762)	$(1,448)	$(1,026)	$64,451	$3,288

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
(20)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2022	Interest, dividend and fee income
MMan Acquisition Co.	$18,237	$3,268	$(2,213)	$(3,480)	$—	$15,812	$57
Total Controlled Affiliates	$18,237	$3,268	$(2,213)	$(3,480)	$—	$15,812	$57

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(21)The rate shown is the annualized seven-day yield as of June 30, 2022.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(19)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L + 10.00%	(c)	10.00% PIK	08/2023	$22,527	$19,663	0.6%	$16,436
MMan Acquisition Co.+	One stop	L + 8.00%	(e)	8.00% PIK	08/2023	1,468	1,468	0.1	1,468
						23,995	21,131	0.7	17,904

Total controlled affiliate debt investments						$23,995	$21,131	0.7%	$17,904

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock	N/A		N/A	N/A	—	$927	—%	$333
							927	—	333

Total controlled affiliate equity investments							$927	—%	$333

Total controlled affiliate investments						$23,995	$22,058	0.7%	$18,237

Total investments						$4,795,665	$4,895,397	189.5%	$4,894,886

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.00%(20)			$38,317	1.5%	$38,317
Total money market funds							$38,317	1.5%	$38,317
Total Investments and Money Market Funds							$4,933,714	191.0%	$4,933,203
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or U.K. pound sterling (“GBP”), EURIBOR, Prime, SONIA, AUD, CDOR, or SOFR, which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2021, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2021, as the loan may have priced or repriced based on an index rate prior to September 30, 2021.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital BDC, Inc. (“GBDC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”), GCIC Funding II LLC (“GCIC Funding II”), prior to its dissolution on August 26, 2021, Golub Capital BDC CLO 4 LLC (“2020 Issuer”), prior to May 10, 2021, the date of each of the following entity’s dissolution, GC SBIC IV, L.P. (“SBIC IV”), GCIC Senior Loan Fund LLC and GCIC Senior Loan Fund II LLC and prior to March 23, 2022, the date of each of the following entity’s dissolution, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”), Senior Loan Fund LLC and Senior Loan Fund II LLC.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2022, interest income included $4,822 and $16,605, respectively, of accretion of discounts. For the three and nine months ended June 30, 2021, interest income included $5,921 and $16,047, respectively, of accretion of discounts. For the three and nine months ended June 30, 2022, the Company received loan origination fees of $6,857 and $22,958, respectively. For the three and nine months ended June 30, 2021, the Company received loan origination fees of $9,020 and $22,075, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2022, the Company capitalized PIK interest of $6,095 and $14,692, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2021, the Company capitalized PIK interest of $3,986 and $12,657, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2022, fee income included $721 and $1,516, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2021, fee income included $632 and $2,048, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $90,876 and $252,899, respectively. For the three and nine months ended June 30, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $75,140 and $225,623, respectively.

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

For the three and nine months ended June 30, 2022, the Company recorded dividend income of $52 and $372, respectively, and return of capital distributions of $420 and $1,146, respectively. For the three and nine months ended June 30, 2021, the Company recorded dividend income of $78 and $273, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $60,263 and $46,104 as of June 30, 2022 and September 30, 2021, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and nine months ended June 30, 2022 was $3,036 and $13,071, respectively. Amortization expense of purchase premium for the three and nine months ended June 30, 2021 was $7,436 and $25,388, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was accrued or paid for the nine months ended June 30, 2022 and 2021.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2022. The Company's tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2022 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. The Company did not make any repurchases of its common stock during each of the three and nine months ended June 30, 2022 and June 30, 2021.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the nine months ended June 30, 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2022 and September 30, 2021, the Company had deferred debt issuance costs of $18,988 and $17,850, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2022 was $1,798 and $5,241, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2021 was $1,732 and $5,072, respectively.

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

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2022. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $52,641 rather than $54,545 for the nine months ended June 30, 2022.

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

For the three and nine months ended June 30, 2022, the Income Incentive Fee incurred was $718 and $3,647, respectively. For the three and nine months ended June 30, 2021, the Income Incentive Fee incurred was $0 and $2,946, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended June 30, 2022, the Company had a reversal of the capital gain incentive fee accrual of $4,814 and no capital gain incentive fee accrual for the nine months ended June 30, 2022. For the three and nine months ended June 30, 2021, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of both June 30, 2022 and September 30, 2021, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of June 30, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,980 and $1,769 as of June 30, 2022 and September 30, 2021, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2022 were $857 and $5,245, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2021 were $2,123 and $5,225, respectively.

As of June 30, 2022 and September 30, 2021, included in accounts payable and other liabilities were $994 and $2,523, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2022 and September 30, 2021 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of June 30, 2022 and September 30, 2021 consisted of the following:

	As of June 30, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$610,218	$598,989	$568,502	$816,316	$803,520	$784,805
One stop	4,816,207	4,779,122	4,721,739	3,936,606	3,913,331	3,882,314
Second lien	41,357	43,188	40,348	42,571	41,946	41,857
Subordinated debt	3,698	3,652	3,677	172	171	172
Equity	N/A	231,251	279,284	N/A	136,429	185,738
Total	$5,471,480	$5,656,202	$5,613,550	$4,795,665	$4,895,397	$4,894,886

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

	As of June 30, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$880,675	15.6%	$836,031	17.1%
Midwest	1,084,251	19.2	963,963	19.7
West	1,052,698	18.6	914,227	18.7
Southeast	1,144,447	20.2	1,054,070	21.5
Southwest	463,388	8.2	319,831	6.5
Northeast	461,345	8.2	387,030	7.9
Canada	209,040	3.7	171,126	3.5
United Kingdom	256,436	4.5	187,664	3.8
Australia	17,208	0.3	3,291	0.1
Luxembourg	25,432	0.4	8,584	0.2
Netherlands	61,282	1.1	49,580	1.0
Total	$5,656,202	100.0%	$4,895,397	100.0%

Fair Value:
United States
Mid-Atlantic	$864,752	15.4%	$824,447	16.8%
Midwest	1,074,951	19.2	964,658	19.7
West	1,058,589	18.9	922,289	18.8
Southeast	1,147,368	20.4	1,054,839	21.6
Southwest	468,405	8.3	318,892	6.5
Northeast	453,837	8.1	386,780	7.9
Canada	211,247	3.8	175,969	3.6
United Kingdom	237,109	4.2	185,591	3.8
Australia	16,645	0.3	3,333	0.1
Luxembourg	24,615	0.4	8,508	0.2
Netherlands	56,032	1.0	49,580	1.0
Total	$5,613,550	100.0%	$4,894,886	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2022 and September 30, 2021 were as follows:

	As of June 30, 2022			As of September 30, 2021
Amortized Cost:
Aerospace and Defense	$115,790	2.0%		$114,075	2.3%
Airlines	963	0.0	*	967	0.0	*
Auto Components	41,535	0.7		32,334	0.7
Automobiles	271,751	4.8		139,501	2.9
Beverages	59,584	1.1		61,557	1.3
Biotechnology	1,769	0.0	*	23,968	0.5
Building Products	17,183	0.3		9,395	0.2
Chemicals	87,702	1.6		64,363	1.3
Commercial Services and Supplies	187,891	3.3		98,529	2.0
Communications Equipment	11,406	0.2		11,382	0.2
Construction & Engineering	—	—		49,060	1.0
Consumer Finance	1,987	0.0	*	2,057	0.0	*
Containers and Packaging	42,105	0.7		10,407	0.2
Distributors	5,947	0.1		6,189	0.1
Diversified Consumer Services	245,535	4.3		138,358	2.8
Diversified Financial Services	26,227	0.5		16,345	0.3
Diversified Telecommunication Services	1,611	0.0	*	1,616	0.0	*
Electronic Equipment, Instruments and Components	146,171	2.6		124,995	2.6
Energy Equipment and Services	4,637	0.1		4,388	0.1
Food and Staples Retailing	84,896	1.5		124,003	2.5
Food Products	135,730	2.4		112,773	2.3
Healthcare Equipment and Supplies	134,198	2.4		162,211	3.3
Healthcare Providers and Services	484,783	8.6		552,202	11.3
Health Care Technology	194,491	3.4		147,269	3.0
Hotels, Restaurants and Leisure	128,610	2.3		174,667	3.6
Household Durables	8,872	0.2		5,338	0.1
Household Products	5,492	0.1		5,199	0.1
Industrial Conglomerates	19,299	0.3		18,403	0.4
Insurance	277,669	4.9		232,137	4.7
Internet and Catalog Retail	61,174	1.1		30,836	0.6
IT Services	260,075	4.6		298,383	6.1
Leisure Products	11,800	0.2		11,869	0.2
Life Sciences Tools & Services	49,920	0.9		56,285	1.1
Machinery	34,703	0.6		32,374	0.7
Marine	18,806	0.3		16,729	0.3
Media	6,407	0.1		5,295	0.1
Multiline Retail	45,158	0.8		46,382	1.0
Oil, Gas and Consumable Fuels	92,325	1.6		92,993	1.9
Paper and Forest Products	10,583	0.2		8,970	0.2
Personal Products	36,753	0.7		37,019	0.8
Pharmaceuticals	150,530	2.7		106,859	2.2
Professional Services	119,869	2.1		104,427	2.1
Real Estate Management and Development	123,443	2.2		97,205	2.0
Road and Rail	36,276	0.7		37,012	0.8
Software	1,362,492	24.1		1,077,321	22.0
Specialty Retail	370,658	6.6		286,417	5.9
Technology Hardware, Storage and Peripherals	23,390	0.4		23,815	0.5
Textiles, Apparel and Luxury Goods	45,976	0.8		45,092	0.9
Trading Companies and Distributors	34,402	0.6		18,936	0.4
Water Utilities	17,628	0.3		17,490	0.4
Total	$5,656,202	100.0%		$4,895,397	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2022			As of September 30, 2021
Fair Value:
Aerospace and Defense	$112,771	2.0%		$112,636	2.3%
Airlines	929	0.0	*	936	0.0	*
Auto Components	41,535	0.7		32,566	0.7
Automobiles	271,650	4.8		140,499	2.9
Beverages	58,818	1.0		60,868	1.2
Biotechnology	1,334	0.0	*	25,439	0.5
Building Products	17,143	0.3		11,243	0.2
Chemicals	82,412	1.5		64,262	1.3
Commercial Services and Supplies	187,879	3.4		99,595	2.0
Communications Equipment	11,462	0.2		11,347	0.2
Construction & Engineering	—	—		49,166	1.0
Consumer Finance	4,839	0.1		2,627	0.1
Containers and Packaging	42,423	0.8		10,545	0.2
Distributors	5,902	0.1		6,089	0.1
Diversified Consumer Services	242,969	4.3		134,232	2.7
Diversified Financial Services	26,104	0.5		16,497	0.3
Diversified Telecommunications Services	1,632	0.0	*	1,645	0.0	*
Electronic Equipment, Instruments and Components	146,411	2.6		125,481	2.6
Energy Equipment and Services	1,745	0.0	*	2,399	0.0	*
Food and Staples Retailing	88,428	1.6		128,574	2.6
Food Products	138,702	2.5		119,568	2.4
Healthcare Equipment and Supplies	126,666	2.3		157,959	3.2
Healthcare Providers and Services	456,562	8.1		532,463	10.9
Health Care Technology	197,107	3.5		150,565	3.1
Hotels, Restaurants and Leisure	130,100	2.3		172,285	3.5
Household Durables	9,245	0.2		5,694	0.1
Household Products	5,333	0.1		5,140	0.1
Industrial Conglomerates	18,658	0.3		18,560	0.4
Insurance	279,168	5.0		234,529	4.8
Internet and Catalog Retail	62,080	1.1		31,127	0.6
IT Services	255,462	4.6		302,487	6.2
Leisure Products	13,380	0.2		12,575	0.3
Life Sciences Tools & Services	49,534	0.9		57,004	1.2
Machinery	29,605	0.5		29,377	0.6
Marine	18,799	0.3		16,877	0.3
Media	6,454	0.1		5,397	0.1
Multiline Retail	45,213	0.8		46,470	1.0
Oil, Gas and Consumable Fuels	89,866	1.6		92,720	1.9
Paper and Forest Products	10,675	0.2		8,921	0.2
Personal Products	33,931	0.6		33,727	0.7
Pharmaceuticals	149,665	2.7		108,458	2.2
Professional Services	120,506	2.1		106,898	2.2
Real Estate Management and Development	121,111	2.2		96,066	2.0
Road and Rail	35,872	0.6		36,751	0.8
Software	1,367,268	24.4		1,084,864	22.2
Specialty Retail	378,145	6.8		292,446	6.0
Technology Hardware, Storage and Peripherals	23,239	0.4		23,717	0.5
Textiles, Apparel and Luxury Goods	42,648	0.8		38,627	0.8
Trading Companies and Distributors	34,938	0.6		19,311	0.4
Water Utilities	17,232	0.3		17,657	0.4
Total	$5,613,550	100.0%		$4,894,886	100.0%
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

The outstanding forward currency contracts as of June 30, 2022 and September 30, 2021 were as follows:

As of June 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	$172	$—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	776	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	355	—
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	289	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(526)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	1,723	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	169	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	3,271	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,838	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	204	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	120	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	2,784	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	196	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,778	—
						$14,675	$(526)

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	$—	$(272)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	106	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	40	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(796)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	—	(769)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(660)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	343	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(88)
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	663	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	426	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	75	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(41)
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	647	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	81	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	335	—
						$2,716	$(2,626)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2022 and September 30, 2021.

As of June 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$14,675	$(526)	$14,149	$—	$14,149

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$2,716	$(2,626)	$90	$—	$90

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and nine months ended June 30, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Foreign exchange	$1,080	$—	$1,080	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Foreign exchange	$11,922	$(546)	$14,059	$(3,317)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2022, and 2021:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Forward currency contracts	$247,950	$81,055	$252,884	$77,750

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2022 and September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2022 and September 30, 2021:

As of June 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,334,266	$5,334,266
Equity investments(1)	94	—	279,190	279,284
Money market funds(1)(2)	10,805	—	—	10,805
Forward currency contracts	—	14,675	—	14,675
Total assets, at fair value:	$10,899	$14,675	$5,613,456	$5,639,030
Liabilities at fair value:
Forward currency contracts	$—	$(526)	$—	$(526)
Total liabilities, at fair value:	$—	$(526)	$—	$(526)

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,709,148	$4,709,148
Equity investments(1)	508	—	185,230	185,738
Money market funds(1)(2)	38,317	—	—	38,317
Forward currency contracts	—	2,716	—	2,716
Total assets, at fair value:	$38,825	$2,716	$4,894,378	$4,935,919
Liabilities at fair value:
Forward currency contracts	$—	$(2,626)	$—	$(2,626)
Total liabilities, at fair value:	$—	$(2,626)	$—	$(2,626)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was $(63,019) and $(35,920), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2021, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2021 was $26,900 and $65,350, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2022 and 2021:

	For the nine months ended June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	(40,865)	(862)	(41,727)
Realized gain (loss) on investments	(177)	16,625	16,448
Funding of (proceeds from) revolving loans, net	2,865	—	2,865
Fundings of investments	1,567,934	110,516	1,678,450
PIK interest	14,692	—	14,692
Proceeds from principal payments and sales of portfolio investments	(922,865)	(32,319)	(955,184)
Accretion of discounts and amortization of premiums	3,534	—	3,534
Fair value, end of period	$5,334,266	$279,190	$5,613,456

	For the nine months ended June 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	113,557	34,639	148,196
Realized gain (loss) on investments	(5,227)	10,789	5,562
Funding of (proceeds from) revolving loans, net	(10,999)	—	(10,999)
Fundings of investments	1,222,770	41,875	1,264,645
PIK interest	12,657	—	12,657
Proceeds from principal payments and sales of portfolio investments	(1,184,296)	(25,545)	(1,209,841)
Accretion of discounts and amortization of premiums	(9,341)	—	(9,341)
Fair value, end of period	$4,285,134	$153,955	$4,439,089

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and September 30, 2021.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$568,386	Market rate approach	Market interest rate	4.0% - 21.8% (8.0%)
		Market comparable companies	EBITDA multiples	6.0x - 25.5x (14.1x)
	116	Market comparable	Broker/dealer bids or quotes	N/A
	—	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,685,089	Market rate approach	Market interest rate	3.5% - 23.5% (8.4%)
		Market comparable companies	EBITDA multiples	4.5x - 36.8x (16.3x)
			Revenue multiples	2.0x - 29.0x (9.8x)
	36,650	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$44,025	Market rate approach	Market interest rate	7.5% - 24.5% (11.4%)
		Market comparable companies	EBITDA multiples	6.5x - 24.0x (17.4x)
Equity(5)	$279,190	Market comparable companies	EBITDA multiples	4.5x - 40.0x (17.7x)
			Revenue multiples	2.0x - 29.0x (14.7x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$8,704 of loans at fair value were valued using the market comparable companies approach only.
(3)$110,317 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,984,820 and $700,269 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $240,935 and $38,255 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of June 30, 2022 and September 30, 2021.

	As of June 30, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,154,673	$2,977,171	$2,569,228	$2,594,368

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of June 30, 2022, the Company’s asset coverage for borrowed amounts was 181.5%.

Debt Securitizations: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2022 and September 30, 2021, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of June 30, 2022 and September 30, 2021, there were 76 and 75 portfolio companies, respectively, with a total fair value of $587,439 and $579,075, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2022 based on the last interest rate reset was 1.1%. For the three and nine months ended June 30, 2022 and 2021 the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$2,612	$1,892	$6,362	$5,738
Amortization of debt issuance costs	105	105	315	315
Total interest and other debt financing expenses	$2,717	$1,997	$6,677	$6,053
Cash paid for interest expense	$1,930	$1,900	$5,624	$5,828
Annualized average stated interest rate	2.6%	1.9%	2.1%	1.9%
Average outstanding balance	$408,200	$408,200	$408,200	$408,200

As of June 30, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the June 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2022 and September 30, 2021, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of June 30, 2022 and September 30, 2021, there were 93 and 96 portfolio companies, respectively, with a total fair value of $896,303 and $889,326, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2022 based on the last interest rate reset was 1.1%. For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$3,326	$2,430	$8,144	$7,498
Accretion of discounts on notes issued	446	446	1,338	1,338
Amortization of debt issuance costs	17	17	51	30
Total interest and other debt financing expenses	$3,789	$2,893	$9,533	$8,866
Cash paid for interest expense	$2,477	$2,439	7,216	7,820
Annualized average stated interest rate	2.4%	1.8%	2.0%	1.8%
Average outstanding balance	$546,500	$546,500	$546,500	$546,500

As of June 30, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

The interest charged under the 2020 Debt Securitization was based on three-month LIBOR. For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$1,266	$—	$3,825
Amortization of debt issuance costs	—	188	—	564
Total interest and other debt financing expenses	$—	$1,454	$—	$4,389
Cash paid for interest expense	—	1,244	—	3,539
Annualized average stated interest rate	N/A	2.7%	N/A	2.7%
Average outstanding balance	$—	$189,000	$—	$189,000

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

As part of each of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of June 30, 2022, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

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

As of June 30, 2022 and September 30, 2021, each of SBIC IV, SBIC V and SBIC VI had no outstanding SBA-guaranteed debentures. The original amount of debentures committed to SBIC IV, SBIC V and SBIC VI by the SBA were $150,000, $175,000 and $175,000, respectively. Through September 30, 2021, SBIC IV, SBIC V and SBIC VI repaid all outstanding debentures and the corresponding debenture commitments were terminated.

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$546	$—	$3,479
Amortization of debt issuance costs	—	341	—	1,810
Total interest and other debt financing expenses	$—	$887	$—	$5,289
Cash paid for interest expense	$—	$—	$—	$3,347
Annualized average stated interest rate	N/A	2.3%	N/A	2.7%
Average outstanding balance	$—	$97,000	$—	$169,400

Revolving Credit Facilities: On February 1, 2019, Funding II entered into a credit facility, as amended, (the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. On April 13, 2021, the Company entered into an amendment to the MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026. On July 30, 2021, the Company entered into an amendment to the MS Credit Facility II to, among other things, amend general concentration limits and institute an unused fee holiday until November 30, 2021. As of June 30, 2022, the MS Credit Facility II allows Funding II to borrow up to $75,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of June 30, 2022, the Company had outstanding debt of $49,000 under the MS Credit Facility II. As of September 30, 2021, the Company did not have any outstanding debt under the MS Credit Facility II.

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$232	$195	$236	$2,914
Facility fees	256	(19)	444	238
Amortization of debt issuance costs	53	177	159	441
Total interest and other debt financing expenses	$541	$353	$839	$3,593
Cash paid for interest expense and facility fees	$295	$909	$591	$4,724
Annualized average stated interest rate	3.3%	1.6%	3.3%	2.7%
Average outstanding balance	$28,539	$50,192	$9,513	$142,787

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

As of June 30, 2022 and September 30, 2021, the Company had no outstanding debt or commitments under the WF Credit Facility.

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$—	$996
Facility fees	—	—	—	323
Total interest and other debt financing expenses	$—	$—	$—	$1,319
Cash paid for interest expense and facility fees	$—	$—	$—	$1,614
Annualized average stated interest rate	N/A	N/A	N/A	2.2%
Average outstanding balance	$—	$—	$—	$60,484

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

As of June 30, 2022 and September 30, 2021, the Company had no outstanding debt or commitments under the DB Credit Facility.

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$—	$73
Facility fees	—	—	—	14
Total interest and other debt financing expenses	$—	$—	$—	$87
Cash paid for interest expense and facility fees	$—	$—	$—	$840
Annualized average stated interest rate	N/A	N/A	N/A	2.2%
Average outstanding balance	$—	$—	$—	$4,391
On February 11, 2021, the Company entered into a senior secured revolving credit facility, as amended, (the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders party thereto. On October 14, 2021, the Company entered into an agreement with Signature Bank, Wells Fargo Bank, National Association and Regions Bank, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased to $687,500 from $475,000 and the accordion feature allowed the Company, under certain circumstances, to increase the total size of the facility to a maximum of $712,500. On November 19, 2021, the Company entered into an amendment to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, increase the accordion feature to allow the Company, under certain circumstances, to increase the total size of the facility to $1,500,000. On November 23, 2021, the Company entered into an agreement with First National Bank of Pennsylvania, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $687,500 to $1,037,500. On December 17, 2021, the Company entered into an agreement with Comerica Bank, Capital One, National Association and JPMorgan Chase Bank, N.A., pursuant to which, through the JPM Credit Facility’s accordion feature, the aggregate commitments under the JPM Credit Facility increased to $1,187,500. Under the JPM Credit Facility, as of June 30, 2022, the lenders agreed to extend credit to the Company in an aggregate amount of up to $1,187,500 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $312,500 of additional commitments.

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

As of June 30, 2022 and September 30, 2021, the Company had outstanding debt of $705,083 and $472,102, respectively, and no letters of credit outstanding under the JPM Credit Facility.

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$4,347	$240	$7,822	$491
Facility fees	529	445	1,855	637
Amortization of debt issuance costs	492	278	1,366	428
Total interest and other debt financing expenses	$5,368	$963	$11,043	$1,556
Cash paid for interest expense and facility fees	$3,311	$383	$6,850	$634
Annualized average stated interest rate	2.6%	2.0%	2.3%	2.0%
Average outstanding balance	$663,088	$47,207	$460,080	$33,476

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of June 30, 2022, the outstanding aggregate principal amount of the 2024 Notes is $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$4,219	$3,375	$12,526	$10,088
Accretion of discounts and amortization of premiums on notes issued	(345)	22	(978)	67
Amortization of debt issuance costs	486	395	1,437	1,165
Total interest and other debt financing expenses	$4,360	$3,792	$12,985	$11,320
Cash paid for interest expense	$8,438	$7,238	$15,188	$7,238
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$500,000	$400,000	$494,872	$398,535

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of June 30, 2022, outstanding aggregate principal amount of the 2026 Notes is $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$3,750	$2,500	$11,083	$3,528
Accretion of discounts on notes issued	132	55	386	77
Amortization of debt issuance costs	408	231	1,202	319
Total interest and other debt financing expenses	$4,290	$2,786	$12,671	$3,924
Cash paid for interest expense	$—	$—	$6,819	$—
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$400,000	$591,209	$186,081

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

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$1,794	$—	$5,382	$—
Accretion of discounts on notes issued	182	—	548	—
Amortization of debt issuance costs	237	—	711	—
Total interest and other debt financing expenses	$2,213	$—	$6,641	$—
Cash paid for interest expense	$—	$—	$3,827	$—
Average stated interest rate	2.1%	N/A	2.1%	N/A
Average outstanding balance	$350,000	$—	$350,000	$—

Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of June 30, 2022 and September 30, 2021, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.2% as of June 30, 2022. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of June 30, 2022 and September 30, 2021, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—

For the three and nine months ended June 30, 2022, the average total debt outstanding was $3,096,327 and $2,860,373, respectively. For the three and nine months ended June 30, 2021, the average total debt outstanding was $2,138,100 and $2,138,853, respectively.

For the three months ended June 30, 2022 and 2021 the effective annualized average interest rate, which includes accretion and amortization of debt financing costs on notes issued and non-usage facility fees, on the Company's total debt was 3.0% and 2.8%, respectively. For the nine months ended June 30, 2022 and 2021 the effective annualized average interest rate, which includes accretion and amortization of debt financing costs on notes issued and non-usage facility fees, on the Company's total debt was 2.8% and 2.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	545,505	—	—	—	545,505
MS Credit Facility II	49,000	—	—	49,000	—
JPM Credit Facility	705,083	—	—	705,083	—
2024 Notes(2)	502,480	—	502,480	—	—
2026 Notes(2)	597,796	—	—	597,796	—
2027 Notes(2)	346,609	—	—	346,609	—
Total borrowings	$3,154,673	$—	$502,480	$1,698,488	$953,705

(1) Represents principal outstanding less unaccreted discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2022, the Company had outstanding commitments to fund investments totaling $268,605, including $42,874 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $340,702, including $42,216 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of June 30, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2022		2021
Net asset value at beginning of period	$15.19		$14.33
Net increase in net assets as a result of issuance of DRIP shares	0.00	(2)	0.00	(2)
Distributions declared:
From net investment income	(0.90)		(0.87)
Net investment income	0.83		0.72
Net realized gain (loss) on investment transactions	0.10		0.02
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.08)		0.86
Net asset value at end of period	$15.14		$15.06
Per share market value at end of period	$13.77		$15.42
Total return based on market value(4)	(12.90)%		14.90%
Number of common shares outstanding	170,895,670		169,151,857

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021
Ratio of net investment income to average net assets*	7.28%	6.60%
Ratio of total expenses (without waiver) to average net assets*	6.51%	5.65%
Ratio of management fee waiver to average net assets	(0.07)%	—%
Ratio of incentive fees to average net assets	0.14%	0.12%
Ratio of net expenses (without incentive fees) to average net assets*(5)	6.30%	5.53%
Total return based on average net asset value*(6)	7.45%	14.61%
Net assets at end of period	$2,587,686	$2,546,911
Average debt outstanding	$2,860,373	$2,138,853
Average debt outstanding per share	$16.74	$12.64
Portfolio turnover*	24.15%	36.68%
Asset coverage ratio(7)	181.50%	224.37%
Asset coverage ratio per unit(8)	$1,815	$2,244
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
2020 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
MS Credit Facility II	N/A	N/A
WF Credit Facility	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	$1,004	$1,029
2026 Notes	$936	$996
2027 Notes	$910	N/A
Adviser Revolver	N/A	N/A

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

(5)For the nine months ended June 30, 2022, base management fee waiver is not annualized in the calculation.
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Earnings available to stockholders	$15,406	$82,893	$145,357	$268,647
Basic and diluted weighted average shares outstanding	170,895,670	168,251,930	170,600,061	167,597,440
Basic and diluted earnings per share	$0.09	$0.49	$0.85	$1.60

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the nine months ended June 30, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30	$37,358	29,928	$13,902	(1)(2)
05/06/2022	06/03/2022	06/29/2022	$0.30	$39,336	—	$11,933	(3)
For the nine months ended June 30, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29	$33,846	—	$14,659	(4)
02/05/2021	03/05/2021	03/30/2021	$0.29	$34,311	972,196	$14,194
05/07/2021	06/11/2021	06/29/2021	$0.29	$35,113	920,150	$13,674

(1)In accordance with the Company's DRIP, 882,358 shares of the Company's stock were purchased in the open market at an average price of $15.24 and were issued to stockholders of the Company participating in DRIP.
(2)In accordance with the Company’s DRIP, the Company issued 29,928 shares for proceeds totaling $457.
(3)In accordance with the Company's DRIP, 917,845 shares of the Company's stock were purchased in the open market at an average price of $13.00 and were issued to stockholders of the Company participating in DRIP.
(4)In accordance with the Company's DRIP, 1,034,149 shares of the Company's stock were purchased in the open market at an average price of $14.18 and were issued to stockholders of the Company participating in DRIP.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On August 5, 2022, the Company’s board of directors declared a quarterly distribution of $0.30 per share, which is payable on September 29, 2022 to holders of record as of September 2, 2022.

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
•elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk

Factors” in our annual report on Form 10-K for the year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $50.0 billion in capital under management as of April 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of June 30, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$568,502	10.1%	$784,805	16.0%
One stop	4,721,739	84.1	3,882,314	79.3
Second lien	40,348	0.7	41,857	0.9
Subordinated debt	3,677	0.1	172	0.0 *
Equity	279,284	5.0	185,738	3.8
Total	$5,613,550	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2022 and September 30, 2021, one stop loans included $700.3 million and $527.8 million, respectively, of late stage lending loans at fair value.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of return payable based on the original investment. We refer to these investments as yield oriented preferred equity investments. As of June 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $142.2 million with a weighted average contractual rate of approximately 11%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

As of June 30, 2022 and September 30, 2021, we had debt and equity investments in 328 and 296 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	For the three months ended		For the nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Weighted average income yield (1)*	7.1%	6.9%	7.1%	7.5%
Weighted average investment income yield (2)*	7.5%	7.3%	7.5%	8.0%
Total return based on average net asset value (3)*	2.4%	10.4%	7.5%	14.6%
Total return based on market value (4)	(9.5)%	0.4%	(12.9)%	14.9%

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
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.”

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

GCIC Acquisition

On September 16, 2019, we completed our acquisition of Golub Capital Investment Corporation, or GCIC, pursuant to that certain Agreement and Plan of Merger, as amended, or the Merger Agreement, dated November 27, 2018, by and among us, GCIC, Fifth Ave Subsidiary Inc., our wholly owned subsidiary, GC Advisors, and, for certain limited purposes, the Administrator. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GCIC’s common stock was converted into the right to receive 0.865 shares of our common stock (with GCIC’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Merger, we issued an aggregate of 71,779,964 shares of our common stock to former stockholders of GCIC.

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

Recent Developments

On August 5, 2022, our board of directors declared a quarterly distribution of $0.30 per share, which is payable on September 29, 2022 to holders of record as of September 2, 2022.

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

Consolidated operating results for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2022	March 31, 2022	June 30, 2022 vs March 31, 2022	June 30, 2022	June 30, 2021	2022 vs. 2021
	(In thousands)
Interest income	$92,746	$84,631	$8,115	$261,978	$231,584	$30,394
Accretion of discounts and amortization of premiums	4,822	4,048	774	16,605	16,047	558
GCIC acquisition purchase premium amortization	(3,036)	(2,940)	(96)	(13,071)	(25,388)	12,317
Dividend income	52	3	49	372	273	99
Fee income	1,042	219	823	2,270	3,500	(1,230)
Total investment income	95,626	85,961	9,665	268,154	226,016	42,138
Total net expenses	41,698	42,521	(823)	125,996	104,636	21,360
Net investment income	53,928	43,440	10,488	142,158	121,380	20,778
Net realized gain (loss) on investment transactions excluding purchase premium	2,538	372	2,166	17,686	3,340	14,346
Net realized gain (loss) on investment transactions due to purchase premium	(27)	—	(27)	(255)	(71)	(184)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(43,618)	20,218	(63,836)	(26,488)	118,539	(145,027)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	3,063	2,940	123	13,326	25,459	(12,133)
Net gain (loss) on investment transactions	(38,044)	23,530	(61,574)	4,269	147,267	(142,998)
(Provision) benefit for taxes on unrealized appreciation on investments	(478)	(97)	(381)	(1,070)	—	(1,070)
Net increase (decrease) in net assets resulting from operations	$15,406	$66,873	$(51,467)	$145,357	$268,647	$(123,290)
Average earning debt investments, at fair value	$5,265,083	$4,970,924	$294,159	$5,001,376	$4,205,394	$795,982

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

	Three months ended		Nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(In thousands)
Net investment income	$53,928	$43,440	$142,158	$121,380
Add: GCIC acquisition purchase premium amortization	3,036	2,940	13,071	25,388
Adjusted Net Investment Income	$56,964	$46,380	$155,229	$146,768
Add: Accrual (reversal) for capital gain incentive fee under GAAP	(4,814)	4,362	—	—
Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee	$52,150	$50,742	$155,229	$146,768

Net gain (loss) on investment transactions	$(38,044)	$23,530	$4,269	$147,267
Add: Realized loss on investment transactions due to purchase premium	27	—	255	71
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(3,063)	(2,940)	(13,326)	(25,459)
Adjusted Net Realized and Unrealized Gain	$(41,080)	$20,590	$(8,802)	$121,879

Net increase (decrease) in net assets resulting from operations	$15,406	$66,873	$145,357	$268,647
Add: GCIC acquisition purchase premium amortization	3,036	2,940	13,071	25,388
Add: Realized loss on investment transactions due to purchase premium	27	—	255	71
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(3,063)	(2,940)	(13,326)	(25,459)
Adjusted Net Income	$15,406	$66,873	$145,357	$268,647

Investment Income

Investment income increased from the three months ended March 31, 2022 to the three months ended June 30, 2022 by $9.7 million primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $294.2 million and rising floating base rates. Additionally, investment income increased due to an increase in fee and accretion income resulting from increased payoffs of portfolio company investments compared to the March 31, 2022 quarter.

Investment income increased from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 by $42.1 million primarily due to an increase in the average earning debt investments balance of $796.0 million and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021 are as follows:

	Three months ended		Nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Senior secured	6.3%	5.4%	5.9%	6.1%
One stop	7.2%	7.1%	7.2%	7.7%
Second lien	8.8%	8.8%	8.9%	10.6%
Subordinated debt	12.3%	11.6%	12.0%	11.4%

Income yields on one stop and senior secured loans increased for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 primarily due to an increase in fee income, and to a lesser extent, rising LIBOR and SOFR rates during the three months ended June 30, 2022. Income yields on one stop and senior secured loans decreased for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021, primarily due to the general trend of interest rate compression on new investments. Our loan portfolio is partially insulated from a drop in floating interest rates, as over 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2022 and September 30, 2021, the weighted average base rate floor of our loans was 0.85% and 0.90%, respectively. The decrease in our portfolio’s weighted average base rate floor is primarily due to the majority of our new portfolio company investments originating with base rate floors ranging between 0.00% and 0.75%.

As of June 30, 2022, we have second lien investments in six portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2022	March 31, 2022	June 30, 2022 vs March 31, 2022	June 30, 2022	June 30, 2021	2022 vs. 2021
	(In thousands)
Interest and other debt financing expenses	$21,480	$17,499	$3,981	$55,148	$41,324	$13,824
Amortization of debt issuance costs	1,798	1,776	22	5,241	5,072	169
Base management fee, net of waiver	19,025	16,115	2,910	52,641	45,604	7,037
Income incentive fee	718	—	718	3,647	2,946	701
Capital gain incentive fee	(4,814)	4,362	(9,176)	—	—	—
Professional fees	1,039	729	310	2,667	3,072	(405)
Administrative service fee	1,980	1,640	340	5,438	5,458	(20)
General and administrative expenses	472	400	72	1,214	1,160	54
Net expenses	$41,698	$42,521	$(823)	$125,996	$104,636	$21,360
Average debt outstanding	$3,096,327	$2,825,135	$271,192	$2,860,373	$2,138,853	$721,520

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.0 million from the three months ended March 31, 2022 to the three months ended June 30, 2022 primarily due to an increase in the average debt outstanding of $271.2 million, as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 by $14.0 million, primarily due to an increase in average debt outstanding of $721.5 million. For more information about our outstanding borrowings for the three and nine months ended June 30, 2022, and 2021, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2022 and March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 3.0% and 2.8%, respectively. For the nine months ended June 30, 2022 and 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 2.8% and 2.9%, respectively.

The increase in the effective annualized average interest rate from the three months ended March 31, 2022 to the three months ended June 30, 2022 was primarily due to rising LIBOR rates on our borrowings from the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements) and the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements).

The decrease in the effective annualized average interest rate in the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 was primarily due to the issuance of the 2027 Notes (as defined in Note 7 of our consolidated financial statements) in August 2021 that bear interest at a fixed rate of 2.050%, as well as the issuance of the additional 2026 Notes (as defined in Note 7 of our consolidated financial statements) and the additional 2024 Notes (as defined in Note 7 of our consolidated financial statements) in October 2021 at a price resulting in a yield to maturity of 2.667% and 1.809%, respectively.

Management Fee

The base management fee, net of waiver, increased from the three months ended March 31, 2022 to the three months ended June 30, 2022 primarily due to the base management fee waiver executed during the three months ended March 31, 2022 described below.

The base management fee, net of waiver, increased from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 due to an increase in average adjusted gross assets from 2021 to 2022, partially offset by the management fee waiver described below.

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

The Income Incentive Fee increased by $0.7 million from the three months ended March 31, 2022 to the three months ended June 30, 2022, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth. For the three months ended March 31, 2022, no Income Incentive Fee was incurred due to our returns on equity not exceeding the quarterly hurdle rate. The Income Incentive Fee increased by $0.7 million from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth. As we remained in the “catch-up” provision of the calculation of the Income Incentive Fee for the relevant periods, an increase in Pre-Incentive Fee Net Investment Income causes a corresponding increase in the Income Incentive fee until we are fully through the catch up.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 1.4% for the three months ended June 30, 2022. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 2.5% and 2.4% for the nine months ended June 30, 2022 and the nine months ended June 30, 2021, respectively.

As of both June 30, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of June 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. We recorded a reversal of capital gain incentive fee under GAAP of $4.8 million for the three months ended June 30, 2022, and no capital gain incentive fee accrual under GAAP for the nine months ended June 30, 2022. The reversal of capital gain incentive fee during the three months ended June 30, 2022 was primarily the result of unrealized depreciation on portfolio company investments during the three months ended June 30, 2022. As of September 30, 2021, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

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
Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.7 million from the three months ended March 31, 2022 to the three months ended June 30, 2022 primarily due to higher professional fees and administrative expenses. In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $0.4 million from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 primarily due to a decrease in professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended June 30, 2022 and March 31, 2022 were $0.9 million and $1.9 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2022 and 2021 were $5.2 million and $5.2 million, respectively.

As of June 30, 2022 and September 30, 2021, included in accounts payable and other liabilities were $1.0 million and $2.5 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2022	March 31, 2022	June 30, 2022 vs March 31, 2022	June 30, 2022	June 30, 2021	2022 vs. 2021
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$1,554	$321	$1,233	$16,448	$5,562	$10,886
Foreign currency transactions	(123)	51	(174)	(97)	(2,293)	2,196
Forward currency contracts	1,080	—	1,080	1,080	—	1,080
Net realized gain (loss) on investment transactions	$2,511	$372	$2,139	$17,431	$3,269	$14,162
Unrealized appreciation on investments	11,177	40,626	(29,449)	55,836	160,527	(104,691)
Unrealized (depreciation) on investments	(74,969)	(22,661)	(52,308)	(97,977)	(12,317)	(85,660)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	11,315	3,337	7,978	14,920	(895)	15,815
Unrealized appreciation (depreciation) on forward currency contracts	11,922	1,856	10,066	14,059	(3,317)	17,376
Net change in unrealized appreciation (depreciation) on investment transactions	$(40,555)	$23,158	$(63,713)	$(13,162)	$143,998	$(157,160)

During the three months ended June 30, 2022, we had a net realized gain of $2.5 million primarily attributable to $1.1 million of realized gain on the settlement of a forward currency contract during the quarter, as well as recognized realized gains on the sale of equity investments in multiple portfolio companies. During the three months ended March 31, 2022, we had a net realized gain of $0.4 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

During the nine months ended June 30, 2022, we had a net realized gain of $17.4 million primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of a forward currency contract. During the nine months ended June 30, 2021, we had a net realized gain of $3.3 million, primarily attributable to recognized realized gains from the sale of equity investments in multiple portfolio companies, partially offset by recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and net realized losses recognized due to the repayment of non-U.S. dollar dominated debt.

For the three months ended June 30, 2022, we had $11.2 million in unrealized appreciation on 116 portfolio company investments, which was offset by $75.0 million in unrealized depreciation on 258 portfolio company investments. For the three months March 31, 2022, we had $40.6 million in unrealized appreciation on 199 portfolio company investments, which was offset by $22.7 million in unrealized depreciation on 147 portfolio company investments. Unrealized appreciation for both the three months ended June 30, 2022 and the three months ended March 31, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended June 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market. Unrealized depreciation for the three months ended March 31, 2022 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

For the nine months ended June 30, 2022, we had $55.8 million in unrealized appreciation on 156 portfolio company investments, which was offset by $98.0 million in unrealized depreciation on 218 portfolio company investments. For the nine months ended June 30, 2021, we had $160.5 million in unrealized appreciation on 252 portfolio company investments, which was offset by $12.3 million in unrealized depreciation on 63 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized appreciation for the nine months ended June 30, 2021 primarily resulted from credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for the nine months ended June 30, 2022 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments, as well as decreases in the fair value in the majority of our portfolio company investments due to the adverse economic effects of continued market uncertainty related to broader economic and political factors. Unrealized depreciation for the nine months ended June 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the nine months ended June 30, 2021.

Liquidity and Capital Resources

For the nine months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $122.9 million. During the period, cash used in operating activities was $575.4 million, primarily driven by fundings of portfolio investments of $1,678.5 million, offset by proceeds from principal payments and sales of portfolio investments of $955.2 million and net investment income of $142.2 million. Lastly, cash provided by financing activities was $452.5 million, primarily driven by borrowings on debt of $1,194.2 million, offset by repayments of debt of $594.9 million and distributions paid of $115.0 million and purchases of common stock under the DRIP of $25.4 million.

For the nine months ended June 30, 2021, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $50.6 million. During the period, cash provided by operating activities was $80.7 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $1,209.8 million and net investment income of $121.4 million, offset by fundings of portfolio investments of $1,265.1 million. Lastly, cash used in financing activities was $30.0 million, primarily driven by repayments of debt of $2,291.3 million, distributions paid of $103.3 million, and purchases of common stock under the DRIP of $14.7 million, partially offset by borrowings on debt of $2,396.5 million.

As of June 30, 2022 and September 30, 2021, we had cash and cash equivalents of $81.4 million and $175.6 million, respectively. In addition, we had foreign currencies of $3.8 million and $5.5 million as of June 30, 2022 and September 30, 2021, respectively, restricted cash and cash equivalents of $34.9 million and $61.8 million as of June 30, 2022 and September 30, 2021, respectively, and restricted foreign currencies of $1.1 million and $1.4 million as of June 30, 2022 and September 30, 2021, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

MS Credit Facility II - As of June 30, 2022, we had outstanding debt under the MS Credit Facility II (as defined in Note 7 of our consolidated financial statements) of $49.0 million. As of September 30, 2021, we did not have any outstanding debt under the MS Credit Facility II. As of June 30, 2022, the MS Credit Facility II allowed Golub Capital BDC Funding II LLC, or Funding II, as amended, to borrow up to $75.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $26.0 million and $75.0 million, respectively, of remaining commitments and $26.0 million and $75.0 million, respectively, of availability on the MS Credit Facility II.

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2022, allowed us to borrow up to $1,187.5 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2022 and September 30, 2021, we had outstanding debt under the JPM Credit Facility of $705.1 million and $472.1 million, respectively. As of June 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had $482.4 million and $2.9 million, respectively, of remaining commitments and $482.4 million and $2.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of June 30, 2022. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both June 30, 2022 and September 30, 2021, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of both June 30, 2022 and September 30, 2021, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the June 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of both June 30, 2022 and September 30, 2021, we had outstanding debt under the GCIC 2018 Debt Securitization of $546.5 million.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of June 30, 2022, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of June 30, 2022, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of June 30, 2022.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of June 30, 2022, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of June 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2022, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 181.5% and 1.23x, respectively.

In August 2022, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the nine months ended June 30, 2022 and 2021.

As of June 30, 2022 and September 30, 2021, we had outstanding commitments to fund investments totaling $268.6 million and $340.7 million, respectively. As of June 30, 2022, total commitments of $268.6 million included $42.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2022. As of June 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver, JPM Credit Facility and MS Credit Facility II, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2022 and September 30, 2021, we had investments in 328 and 296 portfolio companies, respectively, with a total fair value of $5.6 billion and $4.9 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended				Nine months ended
	June 30, 2022		March 31, 2022		June 30, 2022		June 30, 2021
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$9,877	2.2%	$5,940	1.8%	$52,856	3.2%	$264,522	19.2%
One stop	415,535	92.5	304,844	94.4	1,481,821	90.3	1,064,525	77.4
Second lien	—	—	—	—	640	0.0 *	8,013	0.6
Subordinated debt	—	—	—	—	988	0.1	377	0.0 *
Equity	24,169	5.3	12,399	3.8	104,181	6.4	38,795	2.8
Total new investment commitments	$449,581	100.0%	$323,183	100.0%	$1,640,486	100.0%	$1,376,232	100.0%

* Represents an amount less than 0.1%.

For the nine months ended June 30, 2022, we had approximately $955.2 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2021, we had approximately $1,209.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2022(1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$567,158	$575,757	$555,947	$796,269	$793,707	$781,962
Non-accrual(3)	43,060	23,232	12,555	20,047	9,813	2,843
One stop:
Performing	4,738,047	4,721,563	4,674,031	3,876,907	3,860,525	3,839,053
Non-accrual(3)	78,160	57,559	47,708	59,699	52,806	43,261
Second lien:
Performing	41,357	43,188	40,348	42,571	41,946	41,857
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	3,698	3,652	3,677	172	171	172
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	231,251	279,284	N/A	136,429	185,738
Total	$5,471,480	$5,656,202	$5,613,550	$4,795,665	$4,895,397	$4,894,886

(1)As of June 30, 2022, $546.5 million and $506.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of June 30, 2022, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.5% and 1.1%, respectively. As of September 30, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.3% and 1.0%, respectively.

As of June 30, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 97.5% and 98.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	For the three months ended		For the nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Weighted average rate of new investment fundings	7.8%	6.7%	7.0%	6.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%	5.8%	5.8%	5.8%
Weighted average fees of new investment fundings	1.1%	1.1%	1.1%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	6.9%	6.0%	6.3%	6.8%

As of June 30, 2022, 98.1% and 98.3% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 92.4% and 92.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $44.4 million and $41.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$330,123	5.9%	$499,241	10.2%
4	4,815,603	85.7	3,951,870	80.7
3	413,477	7.4	395,208	8.1
2	53,359	1.0	47,836	1.0
1	988	0.0*	731	0.0*
Total	$5,613,550	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.

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

•During the second calendar quarter of 2022, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $11.5 million, or 837,105 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first two calendar quarters of 2022, the Trust purchased approximately $23.2 million, or 1,626,305 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2021, the Trust purchased approximately $14.3 million, or 925,040 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation, Golub Capital Direct Lending Unlevered Corporation and Golub Capital BDC 4, Inc., all of which are unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacity for Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation, Golub Capital Direct Lending Unlevered Corporation and Golub Capital BDC 4 Inc. If GC Advisors and its affiliates determine that an investment is appropriate for us, Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation, Golub Capital Direct Lending Unlevered Corporation and Golub Capital BDC 4, Inc. and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among

Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2022 and September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents, one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $60.3 million and $46.1 million as of June 30, 2022 and September 30, 2021, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2022 and 2021, we did not incur any U.S federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the nine months ended June 30, 2022, we recorded a net tax expense of $1.1 million for taxable subsidiaries. For the nine months ended June 30, 2021, we did not record a net tax expense for taxable subsidiaries. As of June 30, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.6 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2021, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.5 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2022 and September 30, 2021, the weighted average floor on loans subject to floating interest rates was 0.85% and 0.90%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR plus 2.05%. Finally, the JPM Credit Facility has a floating interest rate provision primarily based on one-month LIBOR plus a spread that ranges from 1.75% to 1.875%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(13,258)	$(4,173)	$(9,085)
Up 50 basis points	26,852	8,346	18,506
Up 100 basis points	53,898	16,693	37,205
Up 150 basis points	80,975	25,039	55,936
Up 200 basis points	108,067	33,386	74,681

(1) Assumes applicable three-month base rate as of June 30, 2022, with the exception of SONIA and Prime that utilize the June 30, 2022 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, together with all of the other information included in this report. The risks set out below, in our annual report on Form 10-K for the fiscal year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below and in our annual report on Form 10-K for the fiscal year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Second Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 16, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 9, 2022	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)