Form 10-K
period 2022-09-30
GOLUB CAPITAL BDC, Inc.
filed 2022-11-21
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2022 was approximately $2,532.2 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 170,895,670 shares of the registrant’s common stock outstanding as of November 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2022.

2

3

TALE OF CONTENTS
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
•“2018 CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GCIC CLO Depositor” refers to GCIC CLO II Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2020 CLO Depositor” refers to Golub Capital BDC CLO 4 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“Funding II” refers to Golub Capital BDC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Funding Subsidiaries” refers, collectively, to Funding II, prior to its termination on September 16, 2022, GCIC Funding II LLC or GCIC Funding II, a Delaware LLC and our direct subsidiary, prior to its termination on February 12, 2021, and GCIC Funding LLC, or GCIC Funding, a Delaware LLC and our direct subsidiary, prior to its termination on October 9, 2020, and each, a “Funding Subsidiary”;
•“2024 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on October 2, 2020. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year. The 2024 Notes mature on April 15, 2024. On October 15, 2021, Golub Capital BDC issued an additional $100.0 million in aggregate principal amount of 2024 Notes, which have the same terms as the original issuance of 2024 Notes;
•“2026 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on February 24, 2021. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year. The 2026 Notes mature on August 24, 2026. On October 13, 2021, Golub Capital BDC issued an additional $200.0 million in aggregate principal amount of 2026 Notes, which have the same terms as the original issuance of 2026 Notes;
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
•“2014 Debt Securitization” refers to the $402.6 million term debt securitization that we initially completed on June 5, 2014, as amended, which was redeemed on August 26, 2020, in which the 2014 Issuer issued an

TALE OF CONTENTS
aggregate of $402.6 million of notes, or the “2014 Notes,” including $191.0 million of Class A-1-R 2014 Notes, which bore interest at a rate of three-month LIBOR, plus 0.95%, $20.0 million of Class A-2-R 2014 Notes, which bore interest at a rate of three-month LIBOR plus 0.95%, $35.0 million of Class B-R 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.40%, $37.5 million of Class C-R 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.55%, and $119.1 million of membership interests that did not bear interest;
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
•“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization initially completed on December 13, 2018 and that we acquired as part of the Merger in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the "GCIC 2018 Notes", including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bore interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.30%, $60.0 million of Class D GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that do not bear interest;
•“2020 Debt Securitization” refers to the $330.4 million term debt securitization, of which $297.4 million was funded at closing, that we completed on August 26, 2020 and redeemed on August 26, 2021, in which the 2020 Issuer issued an aggregate of $330.4 million of notes, or the “2020 Notes,” including $137.5 million of AAA Class A-1 2020 Notes, which bore interest at the three-month LIBOR plus 2.35%, $10.5 million of AAA Class A-2 2020 Notes, which bore interest at the three-month LIBOR plus 2.75%, $21.0 million of AA Class B 2020 Notes, which bore interest at the three-month LIBOR plus 3.20%, up to $33.0 million A Class C 2020 Notes, which remained unfunded upon closing and upon redemption and approximately $108.4 million of Subordinated 2020 Notes, which did not bear interest;
•“Debt Securitizations” refers collectively to the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization and each, a “Debt Securitization;”
•“SLF” refers to Senior Loan Fund LLC, a Delaware LLC, which became our direct subsidiary as of January 1, 2020. Prior to January 1, 2020, SLF was an unconsolidated subsidiary, in which we co-invested with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of SLF were approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA; or (ii) both representatives of each of us and RGA). Prior to January 1, 2020, we owned 87.5% of the LLC equity interests of SLF;
•“GCIC SLF” refers to GCIC Senior Loan Fund LLC, a Delaware LLC, which became our direct subsidiary as of January 1, 2020. Prior to January 1, 2020, GCIC SLF was an unconsolidated subsidiary, that we acquired as part of the Merger, in which we co-invested with Aurora National Life Assurance Company, a wholly owned subsidiary of RGA, or Aurora, primarily in senior secured loans of middle-market companies. GCIC SLF was capitalized as transactions were completed and all portfolio and investment decisions in respect of GCIC SLF were approved by the GCIC SLF investment committee, which consisted of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and Aurora; or (ii) both representatives of each of us and Aurora). Prior to January 1, 2020, we owned 87.5% of the LLC equity interests of GCIC SLF;
•“Senior Loan Funds” refers collectively to SLF and GCIC SLF, and each a "Senior Loan Fund";

TALE OF CONTENTS
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
•“DB Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding II entered into on December 31, 2018 and terminated on October 9, 2020, with GCIC, as equity holder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, that as of the date of its termination, allowed for borrowing up to $250.0 million and bore interest at a rate of the applicable base rate, three-month term LIBOR, Canadian Dollar Offered Rate, EURIBOR, or Bank Bill Swap Rate, as applicable plus 1.90% per annum through the reinvestment period, which would have continued through December 31, 2021;
•“JPM Credit Facility” refers to the senior secured revolving credit facility that we initially entered into on February 11, 2021 with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the bank participants acting as lenders, as amended, that, as of September 30, 2022, permits borrowings of up to $1,237.5 million in U.S. dollars and certain agreed upon foreign currencies. As of September 30, 2022, the interest rate on the borrowings under the facility ranged from the applicable benchmark plus 1.75% to 1.875%, depending on the gross borrowing base, through the maturity date of February 11, 2026. The applicable benchmark rate as of September 30, 2022 for loans denominated in U.S. dollars is term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor) and certain other benchmark rates for loans denominated in other foreign currencies;.
•“MS Credit Facility II” refers to our senior secured revolving credit facility that Golub Capital BDC Funding II, LLC, a Delaware LLC and our direct subsidiary, entered into on February 1, 2019 and terminated on September 16, 2022, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as most recently amended on July 30, 2021, that allowed for borrowing up to $75.0 million as of the date of its termination, September 16, 2022, and bore interest at the applicable base rate plus 2.45% per annum through the revolving period, which would have ended April 21, 2024, and that had a stated maturity date of April 12, 2026;
•“Revolving Credit Facilities” refers collectively to, prior to its termination on February 12, 2021, the WF Credit Facility; prior to its termination on October 9, 2020, the DB Credit Facility; the JPM Credit Facility and prior to its termination on September 16, 2022, the MS Credit Facility II, and each a “Revolving Credit Facility”;
•“Merger” refers to the acquisition of Golub Capital Investment Corporation, or GCIC, as of September 16, 2019, pursuant to that certain Agreement and Plan of Merger, dated November 27, 2018, by and among us, Fifth Ave Subsidiary Inc., a Maryland corporation and our direct subsidiary, GCIC, GC Advisors, and, for certain limited purposes, the Administrator, or, as amended, the Merger Agreement.
•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $100.0 million as of September 30, 2022 and bears interest at the short-term applicable federal rate;
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

TALE OF CONTENTS

TALE OF CONTENTS
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
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $55 billion of capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2022, Golub Capital had over $55 billion of capital under management. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors.
Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2022, Golub Capital had more than 170 investment professionals supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

TALE OF CONTENTS
Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 725 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2022, Golub Capital’s more than 170 investment professionals had an average of over 13 years of investment experience and were supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC4; and (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle Market Bookrunner each year from 2008 through 2022 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

TALE OF CONTENTS

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
•insulation from the effects of economic disruptions, such as the COVID-19 pandemic;
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
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 2,200 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

TALE OF CONTENTS
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$252,572	4.6	$499,241	10.2
4	4,725,988	86.8	3,951,870	80.7
3	398,625	7.3	395,208	8.1
2	69,171	1.3	47,836	1.0
1	—	—	731	0.0*
Total	$5,446,356	100.0	$4,894,886	100.0

*	Represents an amount less than 0.1%.
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

TALE OF CONTENTS
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
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans.1 Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate.
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

1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

TALE OF CONTENTS
Our equity co-investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.
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
Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2022, as well as the top ten industries in which we were invested as of September 30, 2022, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$112,510	2.1%
Diligent Corporation	111,803	2.0
Electrical Source Holdings, LLC	101,091	1.8
Inhabit IQ Inc.	82,274	1.5
Bullhorn, Inc.	81,359	1.5
Imperial Optical Midco Inc.	80,432	1.5
TWAS Holdings, LLC	79,956	1.5
GTIV, LLC	72,726	1.3
Bayshore Intermediate #2, L.P.	68,898	1.3
Transaction Data Systems, Inc.	64,949	1.2
	$855,998	15.7%

TALE OF CONTENTS

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$1,401,424	25.7%
Healthcare Providers and Services	444,736	8.2
Specialty Retail	367,521	6.7
Automobiles	260,506	4.8
IT Services	249,240	4.6
Diversified Consumer Services	236,896	4.3
Insurance	226,158	4.2
Health Care Technology	200,658	3.7
Pharmaceuticals	150,263	2.8
Electronic Equipment, Instruments and Components	138,011	2.5
	$3,675,413	67.5%
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

TALE OF CONTENTS

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
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
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
•There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
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
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with the Unsecured Notes, the Debt Securitizations and the Revolving Credit Facilities.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Inflation could adversely affect the business, result of operations and financial condition of our portfolio companies.

TALE OF CONTENTS
•Our investments in debt, leveraged portfolio companies, and private and middle-market portfolio companies are risky and we could lose all or part of our investment.
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
•There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
•The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Unsecured Notes.

TALE OF CONTENTS
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
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian). Additionally, GC Advisors is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.
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

TALE OF CONTENTS
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
The Investment Advisory Agreement converts the cumulative incentive fee cap from an aggregate basis calculation to a per share calculation. If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between (a) the Incentive Fees accrued and/or payable by us for such relevant period and (b) the Incentive Fee Cap multiplied by the weighted average number of shares of our common stock outstanding during such relevant period will not be paid by us, and will not be received by GC Advisors, as an incentive fee, either at the end of such relevant period or at the end of any future relevant period.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2022, 2021 and 2020. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. For the years ended September 30, 2022, 2021 and 2020, we did not accrue a Capital Gain Incentive Fee under GAAP.
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

TALE OF CONTENTS
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

TALE OF CONTENTS

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

TALE OF CONTENTS

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

TALE OF CONTENTS

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
At a meeting of our stockholders held on September 4, 2019, our stockholders voted to approve the Investment Advisory Agreement, which was entered into effective as of the closing of the Merger. Our board of directors most recently reapproved the Investment Advisory Agreement in May 2022.
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
•the fees paid by other comparable business development companies; and

TALE OF CONTENTS
•various other matters.
Our board of directors noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee, or the management or incentive fee rates and that the changes, as compared to the investment advisory agreement then in effect between us and GC Advisors, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation.
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2022, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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
Proxy Voting Records
You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended June 30, 2022 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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

TALE OF CONTENTS
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
Prior to their surrender, the licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allowed the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. As of September 30, 2022, all SBA-guaranteed debentures issued by each of the SBIC Funds have been repaid and no SBA-guaranteed debentures were outstanding at any of the SBIC Funds. SBA-guaranteed debentures carried long-term fixed rates that were generally lower than rates on comparable bank and other debt, had a maturity of ten years, required semi-annual payments of interest and did not require any principal payments prior to maturity. Under the regulations applicable to SBICs, each of the SBIC Funds was permitted to have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equated to the amount of its equity capital. SBIC regulations limited the amount that a single SBIC subsidiary could borrow to a maximum of $175.0 million, assuming that it had at least $87.5 million of equity capital. The SBIC Funds were subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.
The original amount committed to SBIC IV, SBIC V, and SBIC VI by the SBA was $150.0 million, $175.0 million, and $175.0 million, respectively. Through September 30, 2022, SBIC IV, SBIC V, and SBIC VI have repaid all outstanding debentures, and these commitments have effectively been terminated.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
Election to Be Taxed as a RIC
As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.
Taxation as a RIC
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify and have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
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

TALE OF CONTENTS
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

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to

TALE OF CONTENTS
ensure that we distribute sufficient income to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
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

TALE OF CONTENTS
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
Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed

TALE OF CONTENTS
distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
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
A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.
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

TALE OF CONTENTS
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
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.
Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

TALE OF CONTENTS
Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
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

TALE OF CONTENTS
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
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
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.

TALE OF CONTENTS
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
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
Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.

TALE OF CONTENTS
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of

TALE OF CONTENTS
managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
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
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there will be times when GC Advisors or such persons have interests that differ from those of our security holders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to

TALE OF CONTENTS
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of GBDC 3, GDLC, GBDC 4 and GDLCU, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC 3, GDLC, GBDC 4, GDLCU and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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

TALE OF CONTENTS
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
Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
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

TALE OF CONTENTS
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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

TALE OF CONTENTS
Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors could determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
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

TALE OF CONTENTS
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
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
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
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core

TALE OF CONTENTS
investment activities, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
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
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.
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

TALE OF CONTENTS
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
We could need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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

TALE OF CONTENTS
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2022, we had $3.1 billion of outstanding borrowings, including $408.2 million and $546.0 million outstanding under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.

TALE OF CONTENTS
We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-26.03%	-14.87%	-3.70%	7.46%	18.63%

(1)Assumes $5.7 billion in total assets, $3.1 billion in debt and secured borrowings outstanding and $2.5 billion in net assets as of September 30, 2022 and an effective annual interest rate of 3.04% as of September 30, 2022.
Based on our outstanding indebtedness of $3.1 billion as of September 30, 2022 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, of 3.04% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.02% to cover annual interest payments on the outstanding debt.

TALE OF CONTENTS
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
As a result of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2018 Debt Securitization and the GCIC 2018 Debt Securitization were the 2018 Issuer and the GCIC 2018 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2018 Issuer and the GCIC 2018 Issuer are wholly-owned subsidiaries of 2018 CLO Depositor and GCIC CLO Depositor, respectively, each a wholly-owned subsidiary of the Company (each, a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements.
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
As of September 30, 2022, we held indirectly through the applicable CLO Depositor, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes, and 100% of the membership interests in the 2018 Issuer, the Class C GCIC 2018 Notes, the Class D GCIC 2018 Notes, the Subordinated GCIC 2018 Notes and 100% of the membership interests in the GCIC 2018 Issuer. As a result, we consolidate the financial statements of the 2018 Issuer and the GCIC 2018 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

TALE OF CONTENTS
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
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the applicable Debt Securitization. For example, as long as the Class A 2018 Notes and the Class A GCIC 2018 Notes are outstanding, holders of such class of notes comprise the Controlling Class under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. If such notes or loans are paid in full, then the Class B 2018 Notes and the Class B GCIC 2018 Notes would comprise the Controlling Class under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. Holders of the Controlling Class under the applicable Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the applicable Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for a Debt Securitization, the Controlling Class of such Debt Securitization, as the most senior class of notes or loans then outstanding in such Debt Securitization will be paid in full before any further payment or distribution on the more

TALE OF CONTENTS
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
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include, for example, the Class C‑2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes to the extent the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, or Class D 2018 Notes constitute the Controlling Class, the Class B‑2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes to the extent the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes or Class D GCIC 2018 Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each of the Debt Securitizations, there are two asset coverage tests applicable to the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer; and the Class A GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes and Class D GCIC 2018, with respect to the GCIC 2018 Issuer.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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
Our equity interests in each Funding Subsidiary rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the respective Revolving Credit Facility. Consequently, to the extent that the value of a Funding Subsidiary’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in such Funding Subsidiary could be reduced. Accordingly, our investments in each of our Funding Subsidiaries could be subject to up to 100% loss.
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
We can enter, and have in the past entered, into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
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

TALE OF CONTENTS
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

Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
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
See “Business — Regulation — Qualifying Assets.”
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
If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

TALE OF CONTENTS
We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our board of directors could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
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

TALE OF CONTENTS
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing

TALE OF CONTENTS
collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.

TALE OF CONTENTS
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by other market or economic conditions.
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
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies could have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by the COVID-19 pandemic. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
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

TALE OF CONTENTS
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
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

TALE OF CONTENTS
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
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
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
We are a non-diversified investment company within the meaning of the 1940 Act and, therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of a global health pandemic such as the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries

TALE OF CONTENTS
or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, the COVID-19 pandemic or an inflationary economic environment. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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
Under the Investment Advisory Agreement, and the collateral management agreements for each of the 2014 Debt Securitization (prior to the 2014 Notes redemption), 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization (prior to the 2020 Notes redemption), GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement, and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement, and the collateral management agreements. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2022, we were invested in securities of thirty-four non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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

TALE OF CONTENTS
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

TALE OF CONTENTS
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
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with a lower risk tolerance.
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
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us

TALE OF CONTENTS
under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common stock, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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

TALE OF CONTENTS
The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or could incur in the future.
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the Unsecured Notes or that we or our subsidiaries could incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the Debt Securitizations and Revolving Credit Facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries could assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets could be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2022, we had an aggregate of approximately $1.6 billion of outstanding borrowings under the Debt Securitizations and the Revolving Credit Facilities, all of which are secured and thus effectively senior to the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of Golub Capital BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Unsecured Notes and the Unsecured Notes are not required to be guaranteed by any subsidiaries we could acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes.
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
In addition, our subsidiaries and any additional subsidiaries that we could form could incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.
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
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu, or equal, in right of payment to the Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the Unsecured Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations could be amended or superseded, giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

TALE OF CONTENTS
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
Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the Unsecured Notes and could have important consequences for holders of the Unsecured Notes, including making it more difficult for us to satisfy our obligations with respect to the Unsecured Notes or negatively affecting the trading value of the Unsecured Notes.
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
The Unsecured Notes could or could not have an active trading market. We do not intend to apply for listing of the Unsecured Notes on any securities exchange or for quotation of the Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holders may not be able to resell the Unsecured Notes at their fair market value or at all. If the Unsecured Notes are traded after their initial issuance, they could trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for the Unsecured Notes, that holders will be able to sell the Unsecured Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Unsecured Notes could be harmed. Accordingly, holders could be required to bear the financial risk of an investment in the Unsecured Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we could not be able to make payments on the Unsecured Notes.
Any default under the agreements governing our indebtedness, including the Debt Securitizations, the Revolving Credit Facilities or other indebtedness to which we are a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Unsecured Notes and substantially decrease the market value of the Unsecured Notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facilities or other debt we could incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

TALE OF CONTENTS
If our operating performance declines, we could in the future need to seek to obtain waivers from the required lenders under the Revolving Credit Facilities or the required holders of the Debt Securitizations or other debt that we could incur in the future, to avoid being in default. If we breach our covenants under the Debt Securitizations, the Revolving Credit Facilities or other debt and seek a waiver, we could not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
If we are unable to repay debt, lenders or holders having secured obligations, including the lenders and holders under the Debt Securitizations and the Revolving Credit Facilities could proceed against the collateral securing the debt. Because the Revolving Credit Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we could be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that could be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of the Unsecured Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Unsecured Notes or other debt securities we could issue. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Unsecured Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and could be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of the Unsecured Notes of any changes in our credit ratings.
An increase in market interest rates could result in a decrease in the market value of the Unsecured Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Unsecured Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if market interest rates increase, the market values of the Unsecured Notes with fixed interest rates could decline. We cannot predict the future level of market interest rates.
The optional redemption provision could materially adversely affect the return on the Unsecured Notes.
The Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We could choose to redeem the Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the Unsecured Notes. In this circumstance, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Unsecured Notes being redeemed.
We could be unable to repurchase the Unsecured Notes upon a Change of Control Repurchase Event.
We could be unable to repurchase the Unsecured Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the Unsecured Notes) if we do not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Unsecured Notes could require us to repurchase for cash some or all of the Unsecured Notes at a repurchase price equal to 100% of the aggregate principal amount of the Unsecured Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Unsecured Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Unsecured Notes and a cross-default under the agreements governing certain of our other indebtedness, which could result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately.

TALE OF CONTENTS

We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we could issue as well as to pay distributions on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries, including any subordinated notes issued as part of our debt securitization transactions, which notes represent the residual claimant on distributions by the applicable securitization subsidiary. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of payments on any subordinated notes, dividends, and other distributions, any of which could be subject to restriction or limitations based on the organizational documents of the subsidiaries and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we could issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we could issue, dividends or other distributions.
Holders of any preferred stock that we could issue will have the right to elect members of the board of directors and have class voting rights on certain matters.
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
Our common stockholders’ interest in us could be diluted if they do not fully exercise subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then common stockholders will experience an immediate dilution of the aggregate net asset value of their shares.
In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares would be purchased as a result of such rights offering.
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
These dilutive effects could be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings could create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our net asset value, without a corresponding change to our net asset value.

TALE OF CONTENTS
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
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (such as us) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2022 and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2023. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
The trading market or market value of our publicly issued debt securities could fluctuate.
Any publicly issued debt securities we issue will not necessarily have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors could materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:
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
Investors should also be aware that there could be a limited number of buyers when they decide to sell our debt securities. This too could materially adversely affect the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption could materially adversely affect the return on any debt securities that we could issue.
If we issue debt securities that are redeemable at our option, we could choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we could be required to redeem such debt securities also at times

TALE OF CONTENTS
when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock could become more volatile.
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
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which could be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt could have different interests than holders of common stock and could at times have disproportionate influence over our affairs.

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
In 2020, the U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”). Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes,

TALE OF CONTENTS
major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
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
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of any resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong any downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic or any other pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors.
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

TALE OF CONTENTS

Political uncertainty could adversely affect our business.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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

TALE OF CONTENTS
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
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

TALE OF CONTENTS
Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
Technological innovations and industry disruptions could negatively impact us.
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
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for GC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, GC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns.

TALE OF CONTENTS
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
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital and our portfolio companies. Although Golub Capital takes protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, Golub Capital or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies.

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

TALE OF CONTENTS
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

TALE OF CONTENTS
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

Period	NAV(1)	Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2022
Fourth quarter	$14.89	$14.35	$12.21	(3.6)%	(18.0)%	$0.30
Third quarter	15.14	15.48	12.67	2.2	(16.3)	0.30
Second quarter	15.35	16.10	14.70	4.9	(4.2)	0.30
First quarter	15.26	15.99	14.86	4.8	(2.6)	0.30
Fiscal year ended September 30, 2021
Fourth quarter	$15.19	$16.01	$15.17	5.4%	(0.1)%	$0.29
Third quarter	15.06	16.10	14.72	6.9	(2.3)	0.29
Second quarter	14.86	15.36	14.08	3.4	(5.2)	0.29
First quarter	14.60	14.15	12.66	(3.1)	(13.3)	0.29
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
The last reported price for our common stock on November 16, 2022 was $13.35 per share. As of November 16, 2022, we had 816 stockholders of record.
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

TALE OF CONTENTS

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2022
September 2, 2022	September 29, 2022	$0.30
June 3, 2022	June 29, 2022	0.30
March 4, 2022	March 29, 2022	0.30
December 10, 2021	December 30, 2021	0.30
Total		$1.20

Fiscal year ended September 30, 2021
September 8, 2021	September 29, 2021	$0.29
June 11, 2021	June 29, 2021	0.29
March 5, 2021	March 30, 2021	0.29
December 11, 2020	December 30, 2020	0.29
Total		$1.16
On November 18, 2022, our board of directors declared a quarterly distribution of $0.33 per share, which is payable on December 29, 2022 to holders of record as of December 9, 2022.
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
Sale of Unregistered Securities
    None.

Issuer Purchases of Equity Securities
    None.

TALE OF CONTENTS
Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2016 to September 30, 2022 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2016, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
September-16
December-16
March-17
June-17
September-17
December-17
March-18
June-18
September-18
December - 18
March - 19
June - 19
September - 19
December - 19
March - 20
June - 20
September - 20
December - 20
March - 21
June - 21
September - 21
December - 21
March - 22
June - 22
September - 22
Golub Capital BDC, Inc.
S&P 500 Index
NASDAQ Financial 100

Fees and Expenses
The following table is being provided to update, as of September 30, 2022, certain information in our registration statement on Form N-2 (File No. 333-265509). The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. Actual costs and expenses incurred by investors in shares of our common stock may be greater than the percentage estimates in the table below. The following table excludes one-time fees payable to third parties not affiliated with GC Advisors that were incurred in connection with the Debt Securitizations, but includes all of the applicable ongoing fees and expenses of the Debt Securitizations. Whenever reference to fees or expenses paid by “us” or “Golub Capital BDC,” or that “we” will pay fees or expenses, our common stockholders will indirectly bear such fees or expenses.

TALE OF CONTENTS

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	0%	(1)
Offering expenses (as a percentage of offering price)	0%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	0%

Annual expenses (as a percentage of net assets attributable to common stock):
Management fees	2.90%	(4)
Incentive fees payable under the Investment Advisory Agreement	0.70%	(5)
Interest payments on borrowed funds	3.51%	(6)
Other expenses	0.49%	(7)
Acquired fund fees and expenses	0%
Total annual expenses	7.60%	(8)

(1)In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The expenses associated with the dividend reinvestment plan are included in “Other expenses.” See “Dividend Reinvestment Plan.”
(4)Our management fee is calculated at an annual rate equal to 1.375% and is based on the average adjusted gross assets (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) at the end of the two most recently completed calendar quarters and is payable quarterly in arrears. See “Item 1. Business — Management Agreements — Investment Advisory Agreement — Management Fee”, as well as any amendments reflected in subsequent filings with the SEC. The management fee referenced in the table above is annualized and based on actual amounts incurred by us during the year ended September 30, 2022, excluding the one-time waiver recognized during the three months ended March 31, 2022 of $1.9 million. The estimate of our annualized base management fees based on actual expenses for the year ended September 30, 2022 assumes net assets of $2,545 million and leverage of $3,094 million, which reflects our net assets and leverage as of September 30, 2022.

GC Advisors, as collateral manager for the 2018 Issuer, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

GC Advisors, as collateral manager for the GCIC 2018 Issuer, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

The collateral management fees described above are less than the management fee payable under the Investment Advisory Agreement and are paid directly by the 2018 Issuer and GCIC 2018 Issuer, as applicable, to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. Accordingly, the 1.375% base management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through each of the 2018 Issuer and the GCIC 2018 Issuer, is reduced, on a dollar for dollar basis, by an amount equal to the 0.25% and 0.35% fees paid to GC Advisors by the 2018 Issuer and GCIC 2018 Issuer, respectively.

For purposes of this table, the SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stock, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. If the base management fee portion of the “Management fees” percentage were calculated instead as a percentage of our total assets, our base management fee portion of the “Management fees” percentage would be approximately 1.30% of total assets.
(5)The incentive fee referenced in the table above is based on actual amounts of the income component of the incentive fee incurred during the year ended September 30, 2022, and the capital gains component payable under the Investment Advisory Agreement as of September 30, 2022. For the year ended September 30, 2022, there was $17.8 million incurred of the income component of the incentive fee and as of September 30, 2022, there was no capital gains component payable under the Investment Advisory Agreement. We have structured the calculation of the incentive fee to include a fee limitation such that no incentive fee will be paid to GC Advisors for any quarter if, after such payment, the cumulative incentive fees paid to GC Advisors since the effective date of our election to become a business development company would be greater than 20.0% of our cumulative pre-incentive fee net income per share. For a more detailed discussion of the calculation of the incentive fee, see “Item 1. Business — Management Agreements — Income and Capital Gains Incentive Fee Calculation” as well as any amendments reflected in subsequent filings with the SEC.

TALE OF CONTENTS
(6)Interest payments on borrowed funds is based on our cost of funds on our outstanding indebtedness for the year ended September 30, 2022, which consisted of $692.6 million of indebtedness outstanding under Revolving Credit Facilities, $1,446.9 million of principal outstanding less unamortized premium and / or unaccreted original issue discount on our unsecured notes and $954.2 million of principal outstanding less unaccreted discount recognized on the assumption of the GCIC 2018 Debt Securitization in the Merger in notes issued through the Debt Securitizations. For the year ended September 30, 2022, the annualized cost of funds for our total debt outstanding, which includes all interest and amortization of debt issuance costs on the Debt Securitizations, was 3.0%. Debt issuance costs represent fees and other direct incremental costs incurred in connection with our Debt Securitizations. These fees also include a structuring and placement fee paid to Morgan Stanley & Co. LLC for its services in connection with the initial structuring of the 2018 Debt Securitization and legal fees, accounting fees, rating agency fees and all other costs associated with the 2018 Debt Securitization and GCIC 2018 Debt Securitization.
(7)Includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by the Administrator, and any acquired fund fees and expenses that are not required to be disclosed separately. See “Item 1. Business — Management Agreements — Administration Agreement”, as well as any amendments reflected in subsequent filings with the SEC. “Other expenses” are estimated based on the annualized amounts incurred for the year ended September 30, 2022.
(8)“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been funded with borrowed monies. The reason for presenting expenses as a percentage of net assets attributable to common stockholders is that our common stockholders bear all of our fees and expenses.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

You would pay the following expenses on a $1,000 investment	1 year	3 Years	5 years	10 years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$69	$203	$332	$634
Assuming a 5% annual return (assumes return entirely from realized capital gains and thus subject to the capital gain incentive fee)	$79	$230	$373	$694

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. Under our Investment Advisory Agreement, no incentive fee would be payable if we have a 5% annual return. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes that all dividends and other distributions are reinvested at net asset value. Under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from net asset value. See “Dividend Reinvestment Plan” for more information.

TALE OF CONTENTS
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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55 billion in capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of September 30, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of September 30, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$472,873	8.7%	$784,805	16.0%
One stop	4,668,609	85.7	3,882,314	79.3
Second lien	23,240	0.4	41,857	0.9
Subordinated debt	3,815	0.1	172	0.0 *
Equity	277,819	5.1	185,738	3.8
Total	$5,446,356	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans.1 Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2022 and September 30, 2021, one stop loans included $659.1 million and $527.8 million, respectively, of recurring revenue loans at fair value.

1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of return payable based on the original investment. We refer to these investments as yield oriented preferred equity investments. As of September 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $142.5 million with a weighted average contractual rate of approximately 11%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

As of September 30, 2022 and September 30, 2021, we had debt and equity investments in 331 and 296 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2022 and 2021:

	Year ended
	September 30, 2022	September 30, 2021
Weighted average income yield (1)(2)	7.4%	7.4%
Weighted average investment income yield (3)	8.0%	7.9%
Total return based on average net asset value (4)	5.9%	13.7%
Total return based on market value (5)	(14.8)%	28.9%

(1)Represents income from interest and fees, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)The income yield presented for the year ended September 30, 2022 excludes the one-time recognition of $2.0 million of previously deferred interest income resulting from the repayment and refinancing of former non-accrual loans, which are included in the calculation of the investment income yield for the year ended September 30, 2022. The income yield was 7.5% for the year ended September 30, 2022 when including the $2.0 million of interest income
(3)Represents income from interest, fees and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

GC Advisors, as collateral manager for the 2018 Issuer under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

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

Prior to the redemption of the 2020 Notes and the termination of the documents governing the 2020 Debt Securitization on August 26, 2021, GC Advisors served as collateral manager for Golub Capital BDC CLO 4 LLC, or the 2020 Issuer, under a collateral management agreement, or the 2020 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2020 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2020 Collateral Management Agreement, the term “collection period” generally referred to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees were paid directly by the 2020 Issuer and are paid directly by the 2018 Issuer and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC (as defined in the “GCIC Acquisition” section below), the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. The 2020 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the structuring of the 2020 Debt Securitization. Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization and GCIC 2018 Debt Securitization and collectively the Debt Securitizations, as applicable.

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

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. Effective September 2, 2022, the JPM Credit Facility was amended to replace LIBOR with SOFR as an interest rate benchmark. The notes offered in the 2018 Debt Securitization and GCIC 2018 Debt Securitization currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the Debt Securitizations prior to June 30, 2023, the cessation date for three-month USD LIBOR. The 2024 Notes, 2026 Notes and 2027 Notes accrue fixed-rate interest and will not be affected by any discontinuation of LIBOR. We expect any new debt facilities will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On November 18, 2022, our board of directors declared a quarterly distribution of $0.33 per share, which is payable on December 29, 2022 to holders of record as of December 9, 2022.

On November 18, 2022, our board of directors approved amended and restated bylaws that revise Section 2.8 of the bylaws regarding the preparation of voting lists in advance of stockholder meetings to conform to recent amendments to the Delaware General Corporation Law regarding preparation of such lists.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2021 and 2020 can be found in our Form 10-K for the fiscal year ended September 30, 2021 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2022 and 2021 are as follows:

	Year ended		Variances
	September 30, 2022	September 30, 2021	2022 vs. 2021
	(In thousands)
Interest income	$373,829	$309,832	$63,997
Accretion of discounts and amortization of premiums	24,679	21,399	3,280
GCIC acquisition purchase premium amortization	(15,632)	(30,793)	15,161
Dividend income	684	1,713	(1,029)
Fee income	4,242	4,974	(732)
Total investment income	387,802	307,125	80,677
Total net expenses	191,611	139,453	52,158
Net investment income before taxes	196,191	167,672	28,519
Income tax	72	—	72
Net investment income after taxes	196,119	167,672	28,447
Net realized gain (loss) on investment transactions excluding purchase premium	20,642	8,297	12,345
Net realized gain (loss) on investment transactions due to purchase premium	(266)	(392)	126
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(77,796)	134,061	(211,857)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	15,898	31,185	(15,287)
Net gain (loss) on investment transactions	(41,522)	173,151	(214,673)
(Provision) benefit for taxes on realized gain on investments	(302)	—	(302)
(Provision) benefit for taxes on unrealized appreciation on investments	(855)	(543)	(312)
Net increase (decrease) in net assets resulting from operations	$153,440	$340,280	$(186,840)
Average earning debt investments, at fair value	$5,061,410	$4,236,042	$825,368
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
•“Adjusted Net Realized and Unrealized Gain/(Loss)” - excludes the unrealized loss resulting from the purchase premium write-down and the corresponding reversal of the unrealized loss resulting from the amortization of the premium on loans or from the sale of equity investments from the determination of realized and unrealized gain/(loss) determined in accordance with GAAP; and
•“Adjusted Net Income” – calculates net income and earnings per share based on Adjusted Net Investment Income and Adjusted Net Realized and Unrealized Gain/(Loss).

	Year ended
	September 30, 2022	September 30, 2021
	(In thousands)
Net investment income after taxes	$196,119	$167,672
Add: GCIC acquisition purchase premium amortization	15,632	30,793
Adjusted Net Investment Income	$211,751	$198,465

Net gain (loss) on investment transactions	$(41,522)	$173,151
Add: Realized loss on investment transactions due to purchase premium	266	392
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(15,898)	(31,185)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(57,154)	$142,358

Net increase (decrease) in net assets resulting from operations	$153,440	$340,280
Add: GCIC acquisition purchase premium amortization	15,632	30,793
Add: Realized loss on investment transactions due to purchase premium	266	392
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(15,898)	(31,185)
Adjusted Net Income	$153,440	$340,280
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

Investment Income

Investment income increased from the year ended September 30, 2021 to the year ended September 30, 2022 by $80.7 million primarily due to an increase in the average earning debt investments balance of $825.4 million and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the years ended September 30, 2022 and 2021 are as follows:

	Year ended
	September 30, 2022	September 30, 2021
Senior secured	6.4%	6.1%
One stop	7.5%	7.7%
Second lien	9.0%	11.5%
Subordinated debt	12.1%	12.0%

Income yields on senior secured loans increased for the year ended September 30, 2022 as compared to the year ended September 30, 2021, primarily due to rising LIBOR and SOFR rates during the second half of the 2022 fiscal year. Income yields on one stop loans decreased for the year ended September 30, 2022 as compared to the year ended September 30, 2021, primarily due to lower fee income and the general trend of interest rate compression on new investments during the first three quarters of the 2022 fiscal year. Our loan portfolio is partially insulated from a drop in floating interest rates, as over 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2022 and September 30, 2021, the weighted average base rate floor of our loans was 0.83% and 0.90%, respectively. The decrease in our portfolio’s weighted average base rate floor is primarily due to the majority of our new portfolio company investments originating with base rate floors ranging between 0.00% and 0.75%.

As of September 30, 2022, we have second lien investments in three portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2022 and 2021:

	Year ended		Variances
	September 30, 2022	September 30, 2021	2022 vs. 2021
	(In thousands)
Interest and other debt financing expenses	$82,041	$55,536	$26,505
Amortization of debt issuance costs	7,337	10,203	(2,866)
Base management fee, net of waiver	71,962	57,858	14,104
Income incentive fee	17,756	3,214	14,542
Capital gain incentive fee	—	—	—
Professional fees	3,607	3,992	(385)
Administrative service fee	7,188	7,227	(39)
General and administrative expenses	1,720	1,423	297
Net expenses	$191,611	$139,453	$52,158
Average debt outstanding	$2,935,846	$2,184,010	$751,836

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the year ended September 30, 2021 to the year ended September 30, 2022 by $23.6 million, primarily due to an increase in average debt outstanding of $751.8 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the years ended September 30, 2022 and 2021, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2022 and 2021, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 3.0% and 3.0%, respectively.

The effective annualized average interest rate stayed consistent for the year ended September 30, 2022 compared to the year ended September 30, 2021 primarily due to the issuance of the additional 2026 Notes and the additional 2024 Notes in October 2021 at a price resulting in a yield to maturity of 2.667% and 1.809%, respectively, that was offset by rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee, net of waiver, increased from the year ended September 30, 2021 to the year ended September 30, 2022 due to an increase in average adjusted gross assets from 2021 to 2022, partially offset by the management fee waiver described below.

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

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee increased by $14.5 million from the year ended September 30, 2021 to the year ended September 30, 2022 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth and the impact of rising LIBOR and SOFR rates during the fourth quarter of fiscal year 2022. As we remained in the “catch-up” provision of the calculation of the Income Incentive Fee for the year ended September 30, 2021 and for the first three quarters of the year ended September 30, 2022, an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive fee. During the quarter ended September 30, 2022, we were fully through the catch up and the Income Incentive Fee was equal to 20% of Pre-Incentive Fee Net Investment Income.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 8.3% and 1.9% for the year ended September 30, 2022 and the year ended September 30, 2021, respectively.

As of both September 30, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of September 30, 2022 and September 30, 2021, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $0.1 million from the year ended September 30, 2021 to the year ended September 30, 2022 primarily due to a decrease in professional fees. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the years ended September 30, 2022 and 2021 were $6.2 million and $7.0 million, respectively.

As of September 30, 2022 and September 30, 2021, included in accounts payable and other liabilities were $2.0 million and $2.5 million, respectively, of expenses paid on behalf of us by the Administrator.

*The net economic effect represents $6.5 million of GBDC’s pro rata portion of administrative agent fees retained by GC Advisors since the exemptive relief issued to GBDC and its affiliates on February 27, 2017, reduced by $4.6 million of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2022 and 2021:

	Year ended		Variances
	September 30, 2022	September 30, 2021	2022 vs. 2021
	(In thousands)
Net realized gain (loss) on investments	$19,549	$13,324	$6,225
Foreign currency transactions	(253)	(5,419)	5,166
Forward currency contracts	1,080	—	1,080
Net realized gain (loss) on investment transactions	$20,376	$7,905	$12,471
Unrealized appreciation on investments	53,327	183,514	(130,187)
Unrealized (depreciation) on investments	(110,133)	(23,339)	(86,794)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(37,335)	3,917	(41,252)
Unrealized appreciation (depreciation) on forward currency contracts	32,243	1,154	31,089
Net change in unrealized appreciation (depreciation) on investment transactions	$(61,898)	$165,246	$(227,144)

During the year ended September 30, 2022, we had a net realized gain of $20.4 million primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of a forward currency contract, partially offset by recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and net realized losses recognized due to the repayment of non-U.S. dollar dominated debt.

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

For the year ended September 30, 2022, we had $53.3 million in unrealized appreciation on 159 portfolio company investments, which was offset by $110.1 million in unrealized depreciation on 234 portfolio company investments. Unrealized appreciation for the year ended September 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the year ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last two quarters of the 2022 fiscal year and the reversal of unrealized appreciation recognized in connection with realized gains on the sale of portfolio company investments. For the year ended September 30, 2022, we had net unrealized depreciation of $37.3 million on the translation of assets and liabilities in foreign currencies that were partially offset by $32.2 million of unrealized appreciation on forward currency contracts, which resulted from the U.S. dollar appreciation primarily compared to the U.K. pound sterling and Euro.

For the year ended September 30, 2021, we had $183.5 million in unrealized appreciation on 272 portfolio company investments, which was offset by $23.3 million in unrealized depreciation on 79 portfolio company investments. Unrealized appreciation for the year ended September 30, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized due to the COVID-19 pandemic. Unrealized depreciation for the year ended September 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $63.3 million. During the period, cash used in operating activities was $416.5 million, primarily driven by fundings of portfolio investments of $1.88 billion, offset by proceeds from principal payments and sales of portfolio investments of $1.26 billion and net investment income of $196.1 million. Lastly, cash provided by financing activities was $353.1 million, primarily driven by borrowings on debt of $1.29 billion, offset by repayments of debt of $741.2 million and distributions paid of $155.2 million and purchases of common stock under the DRIP of $36.4 million.

For the year ended September 30, 2021, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $60.8 million. During the period, cash used in operating activities was $306.0 million, primarily driven by fundings of portfolio investments of $2.08 billion, offset by proceeds from principal payments and sales of portfolio investments of $1.59 billion and net investment income of $167.7 million. Lastly, cash provided by financing activities was $366.9 million, primarily driven by borrowings on debt of $3.36 billion, offset by repayments of debt of $2.82 billion, distributions paid of $139.1 million, and purchases of common stock under the DRIP of $14.7 million.

As of September 30, 2022 and September 30, 2021, we had cash and cash equivalents of $117.3 million and $175.6 million, respectively. In addition, we had foreign currencies of $6.8 million and $5.5 million as of September 30, 2022 and September 30, 2021, respectively, restricted cash and cash equivalents of $56.4 million and $61.8 million as of September 30, 2022 and September 30, 2021, respectively, and restricted foreign currencies of $0.0 million and $1.4 million as of September 30, 2022 and September 30, 2021, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility, which, as of September 30, 2022, allowed us to borrow up to $1.24 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2022 and September 30, 2021, we had outstanding debt under the JPM Credit Facility of $692.6 million and $472.1 million, respectively. As of September 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had $544.9 million and $2.9 million, respectively, of remaining commitments and $544.9 million and $2.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver, which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of September 30, 2022. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both September 30, 2022 and September 30, 2021, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of both September 30, 2022 and September 30, 2021, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the September 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of both September 30, 2022 and September 30, 2021, we had outstanding debt under the GCIC 2018 Debt Securitization of $546.0 million.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of September 30, 2022 and September 30, 2021, we had $500.0 million and $400.0 million, respectively, of outstanding aggregate principal amount of the 2024 Notes, respectively.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of September 30, 2022 and September 30, 2021, we had $600.0 million and $400.0 million, respectively, of outstanding aggregate principal amount of the 2026 Notes, respectively.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both September 30, 2022 and September 30, 2021.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of both September 30, 2022 and September 30, 2021, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of September 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2022, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 181.7% and 1.22x, respectively.

In August 2022, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2022 and 2021.

As of September 30, 2022 and September 30, 2021, we had outstanding commitments to fund investments totaling $224.6 million and $340.7 million, respectively. As of September 30, 2022, total commitments of $224.6 million included $35.6 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2022. As of September 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2022 and September 30, 2021, we had investments in 331 and 296 portfolio companies, respectively, with a total fair value of $5.4 billion and $4.9 billion, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2022 and 2021:

	Year ended
	September 30, 2022		September 30, 2021
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$64,645	3.6%	$398,734	17.0%
One stop	1,642,741	90.4	1,850,769	78.8
Second lien	640	0.0 *	29,899	1.3
Subordinated debt	988	0.0 *	377	0.0 *
Equity	108,200	6.0	67,901	2.9
Total new investment commitments	$1,817,214	100.0%	$2,347,680	100.0%

* Represents an amount less than 0.1%.

For the year ended September 30, 2022, we had approximately $1,260.8 million in proceeds from principal payments and sales of portfolio investments.

For the year ended September 30, 2021, we had approximately $1,593.5 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2022(1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$479,354	$496,870	$461,935	$796,269	$793,707	$781,962
Non-accrual(3)	39,834	21,346	10,938	20,047	9,813	2,843
One stop:
Performing	4,706,125	4,710,508	4,614,422	3,876,907	3,860,525	3,839,053
Non-accrual(3)	95,475	75,610	54,187	59,699	52,806	43,261
Second lien:
Performing	25,801	29,337	23,240	42,571	41,946	41,857
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	3,869	3,814	3,815	172	171	172
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	232,119	277,819	N/A	136,429	185,738
Total	$5,350,458	$5,569,604	$5,446,356	$4,795,665	$4,895,397	$4,894,886

(1)As of September 30, 2022, $587.7 million and $533.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest.
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
As of September 30, 2022, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.8% and 1.3%, respectively. As of September 30, 2021, we had loans in six portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.3% and 1.0%, respectively.

As of September 30, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 96.6% and 98.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2022 and 2021:

	Year ended
	September 30, 2022	September 30, 2021
Weighted average rate of new investment fundings	7.1%	6.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%	5.8%
Weighted average fees of new investment fundings	1.2%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	6.6%	6.9%

As of September 30, 2022, 97.9% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 92.4% and 92.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $51.6 million and $41.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022 and September 30, 2021:

	As of September 30, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$252,572	4.6%	$499,241	10.2%
4	4,725,988	86.8	3,951,870	80.7
3	398,625	7.3	395,208	8.1
2	69,171	1.3	47,836	1.0
1	—	—	731	0.0*
Total	$5,446,356	100.0%	$4,894,886	100.0%

*	Represents an amount less than 0.1%.

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

•During the third calendar quarter of 2022, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $17.2 million, or 1,271,865 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first three calendar quarters of 2022, the Trust purchased approximately $40.4 million, or 2,898,170 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2021, the Trust purchased approximately $14.3 million, or 925,040 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On October 2, 2020, an affiliate of GC Advisors purchased $40.0 million of the 2024 Unsecured Notes. On October 8, 2020, the affiliate sold $15.0 million of the 2024 Unsecured Notes to an unaffiliated party. On May 21, 2021, the affiliate sold $25.0 million of the 2024 Unsecured Notes to an unaffiliated party which closed its position.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to GBDC 3, GDLC, GDLCU and GBDC 4, all of which are unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacity for GBDC 3, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC 3, GDLC, GDLCU and GBDC 4, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2022 with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of directors of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of directors has determined to continue its determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $65.1 million and $46.1 million as of September 30, 2022 and September 30, 2021, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2022, 2021 and 2020, we did not incur any U.S federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2022, we recorded a net tax expense of $1.2 million for taxable subsidiaries. For the year ended September 30, 2021, we recorded a net tax expense $0.5 million for taxable subsidiaries. For the year ended September 30, 2020, we did not record a net tax expense for taxable subsidiaries. As of September 30, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.4 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2021, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.5 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2022 and September 30, 2021, the weighted average floor on loans subject to floating interest rates was 0.83% and 0.90%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The JPM Credit Facility has a floating interest rate provision that, as of September 13, 2022, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment ranging between 0.11448% and 0.42826%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(104,470)	$(32,165)	$(72,305)
Down 150 basis points	(78,811)	(24,124)	(54,687)
Down 100 basis points	(52,882)	(16,082)	(36,800)
Down 50 basis points	(26,450)	(8,041)	(18,409)
Up 50 basis points	26,475	8,041	18,434
Up 100 basis points	52,951	16,082	36,869
Up 150 basis points	79,426	24,124	55,302
Up 200 basis points	105,902	32,165	73,737

(1) Assumes applicable three-month base rate as of September 30, 2022, with the exception of SONIA and Prime that utilize the September 30, 2022 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2022. This report appears on page 120.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021, by correspondence with the custodians, the underlying investees and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter	At September 30, 2022, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $5,446,356 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

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
November 21, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 21, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 21, 2022

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2022	September 30, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,374,594	$4,815,270
Non-controlled affiliate company investments	57,689	61,379
Controlled affiliate company investments	14,073	18,237
Total investments, at fair value (amortized cost of $5,569,604 and $4,895,397, respectively)	5,446,356	4,894,886
Cash and cash equivalents	117,290	175,593
Foreign currencies (cost of $7,021 and $5,145, respectively)	6,847	5,497
Restricted cash and cash equivalents	56,416	61,824
Restricted foreign currencies (cost of $0 and $1,442, respectively)	—	1,429
Cash collateral held at broker for forward currency contracts	—	6,960
Interest receivable	20,794	18,261
Receivable from investments sold	—	97
Unrealized appreciation on forward currency contracts	32,333	90
Other assets	1,188	278
Total Assets	$5,681,224	$5,164,915
Liabilities
Debt	$3,093,603	$2,569,228
Less unamortized debt issuance costs	17,211	17,850
Debt less unamortized debt issuance costs	3,076,392	2,551,378
Interest payable	20,384	12,516
Management and incentive fees payable	33,430	12,247
Accounts payable and other liabilities	6,293	5,788
Payable for investments purchased	—	294
Accrued trustee fees	225	—
Total Liabilities	3,136,724	2,582,223
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 170,895,670 shares issued and outstanding as of September 30, 2022; 200,000,000 shares authorized, 170,028,584 shares issued and outstanding as of September 30, 2021	171	170
Paid in capital in excess of par	2,676,674	2,664,251
Distributable earnings (losses)	(132,345)	(81,729)
Total Net Assets	2,544,500	2,582,692
Total Liabilities and Total Net Assets	$5,681,224	$5,164,915
Number of common shares outstanding	170,895,670	170,028,584
Net asset value per common share	$14.89	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2022	2021	2020
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$376,280	$295,421	$292,507
Dividend income	684	1,713	291
Fee income	4,232	4,962	1,760
Total investment income from non-controlled/non-affiliate company investments	381,196	302,096	294,558
From non-controlled affiliate company investments:
Interest income	6,498	5,029	2,576
Fee income	6	12	—
Total investment income from non-controlled affiliate company investments	6,504	5,041	2,576
From controlled affiliate company investments:
Interest income	98	(12)	(86)
Dividend income	—	—	1,905
Fee income	4	—	—
Total investment income from controlled affiliate company investments	102	(12)	1,819
Total investment income	387,802	307,125	298,953
Expenses
Interest and other debt financing expenses	89,378	65,739	74,858
Base management fee	73,866	61,858	59,243
Incentive fee	17,756	3,214	13,831
Professional fees	3,607	3,992	4,727
Administrative service fee	7,188	7,227	6,037
General and administrative expenses	1,720	1,423	1,198
Total expenses	193,515	143,453	159,894
Base management fee waived (Note 3)	(1,904)	(4,000)	—
Net expenses	191,611	139,453	159,894
Net investment income before taxes	196,191	167,672	139,059
Income tax	72	—	—
Net investment income after taxes	196,119	167,672	139,059
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	19,383	17,245	(52)
Non-controlled affiliate company investments	166	(3,921)	(14,592)
Controlled affiliate company investments	—	—	(4,036)
Foreign currency transactions	(253)	(5,419)	20
Forward currency contracts	1,080	—	—
Net realized gain (loss) on investment transactions	20,376	7,905	(18,660)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(43,796)	145,131	(64,216)
Non-controlled affiliate company investments	(6,886)	15,543	(622)
Controlled affiliate company investments	(6,124)	(499)	2,988
Translation of assets and liabilities in foreign currencies	(37,335)	3,917	(2,728)
Forward currency contracts	32,243	1,154	(949)
Net change in unrealized appreciation (depreciation) on investment transactions	(61,898)	165,246	(65,527)
Net gain (loss) on investment transactions	(41,522)	173,151	(84,187)
Provision for taxes on realized gains on investments	(302)	—	—
Provision for taxes on unrealized appreciation on investments	(855)	(543)	—
Net increase (decrease) in net assets resulting from operations	$153,440	$340,280	$54,872
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.90	$2.03	$0.37
Dividends and distributions declared per common share	$1.20	$1.16	$1.37
Basic and diluted weighted average common shares outstanding (Note 11)	170,674,570	167,994,042	148,913,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854
Issuance of common stock, net of offering and underwriting costs	33,451,902	33	300,394	—	300,427
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	139,059	139,059
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(18,660)	(18,660)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(65,527)	(65,527)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,149,409	1	20,229	—	20,230
Distributions from distributable earnings	—	—	—	(195,565)	(195,565)
Distributions from return of capital	—	—	(6,625)	—	(6,625)
Total increase (decrease) for the year ended September 30, 2020	34,601,311	34	313,998	(140,693)	173,339
Balance at September 30, 2020	167,259,511	167	2,624,608	(228,582)	2,396,193
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	167,672	167,672
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	7,905	7,905
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	165,246	165,246
Provision for taxes on unrealized appreciation on investments	—	—	—	(543)	(543)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,769,073	3	41,068	—	41,071
Distributions from distributable earnings	—	—	—	(194,852)	(194,852)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,425)	1,425	—
Total increase (decrease) for the year ended September 30, 2021	2,769,073	3	39,643	146,853	186,499
Balance at September 30, 2021	170,028,584	170	2,664,251	(81,729)	2,582,692
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	196,119	196,119
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	20,376	20,376
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	(61,898)	(61,898)
Provision for taxes on realized gain on investments	—	—	—	(302)	(302)
Provision for taxes on unrealized appreciation on investments	—	—	—	(855)	(855)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(204,806)	(204,806)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(750)	750	—
Total increase (decrease) for the year ended September 30, 2022	867,086	1	12,423	(50,616)	(38,192)
Balance at September 30, 2022	170,895,670	$171	$2,676,674	$(132,345)	$2,544,500

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year ended September 30,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$153,440	$340,280	$54,872
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	7,337	10,203	3,534
Accretion of discounts and amortization of premiums on investments	(9,047)	9,394	23,483
Accretion of discounts and amortization of premiums on issued debt securities	1,715	2,129	1,355
Net realized (gain) loss on investments	(19,549)	(13,324)	18,680
Net realized (gain) loss on forward currency contracts	(1,080)	—	—
Net realized (gain) loss on foreign currency transactions	253	5,419	(20)
Net change in unrealized (appreciation) depreciation on investments	56,806	(160,175)	61,850
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	37,335	(3,917)	2,728
Net change in unrealized (appreciation) depreciation on forward currency contracts	(32,243)	(1,154)	949
Proceeds from (fundings of) revolving loans, net	(1,812)	12,170	(9,205)
Fundings of investments	(1,883,080)	(2,082,127)	(643,182)
Proceeds from principal payments and sales of portfolio investments	1,260,787	1,593,478	706,044
Proceeds from settlements of forward currency contracts	1,080	—	—
PIK interest	(21,506)	(16,092)	(10,956)
Purchase of SLF and GCIC SLF minority interests, net of cash acquired (Note 1)(1)	—	—	4,944
Changes in operating assets and liabilities:
Interest receivable	(2,533)	(998)	(3)
Cash collateral held at broker for forward currency contracts	6,960	(3,640)	(2,720)
Receivable from investments sold	97	162	(259)
Other assets	(910)	524	(450)
Interest payable	7,868	4,641	(5,761)
Management and incentive fees payable	21,183	(5,100)	4,463
Payable for investments purchased	(294)	294	—
Accounts payable and other liabilities	505	1,785	(22,455)
Accrued trustee fees	225	—	(207)
Net cash provided by (used in) operating activities	(416,463)	(306,048)	187,684
Cash flows from financing activities
Borrowings on debt	1,292,672	3,358,842	1,053,567
Repayments of debt	(741,211)	(2,816,054)	(1,255,103)
Capitalized debt issuance costs	(6,698)	(22,157)	(4,491)
Proceeds from other short-term borrowings	—	—	64,769
Repayments on other short-term borrowings	—	—	(65,017)
Net proceeds from issuance of common stock (Note 12)	—	—	300,427
Distributions paid	(155,208)	(139,122)	(136,426)
Purchases of common stock under dividend reinvestment plan	(36,424)	(14,659)	(45,534)
Net cash provided by (used in) financing activities	353,131	366,850	(87,808)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(63,332)	60,802	99,876
Effect of foreign currency exchange rates	(458)	(889)	346
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	244,343	184,430	84,208
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$180,553	$244,343	$184,430
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands, except share data)

	Year ended September 30,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$72,458	$48,766	74,933
Distributions declared during the period	204,806	194,852	202,190
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$13,174	$41,071	$20,230
Noncash assets acquired in consolidation of SLF and GCIC SLF (Note 1)	—	—	185,101
Noncash liabilities assumed in consolidation of SLF and GCIC SLF (Note 1)	—	—	(85,236)
Dissolution of existing SLF and GCIC SLF LLC equity interests	—	—	(119,077)
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	—	38,500	—
Redemptions of Class A-2 GCIC 2018 Notes	—	(38,500)	—

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
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$117,290	$175,593
Foreign currencies (cost of $7,021 and $5,145, respectively)	6,847	5,497
Restricted cash and cash equivalents	56,416	61,824
Restricted foreign currencies (cost of $0 and $1,442, respectively)	—	1,429
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$180,553	$244,343
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
Tronair Parent, Inc.+	Senior loan	L +	6.25%	(b)	8.67%	cash/	0.50%	PIK	09/2023	$672	$670	—%	$618
Tronair Parent, Inc.+	Senior loan	L +	6.25%	(b)	8.67%	cash/	0.50%	PIK	06/2023	100	99	—	88
Whitcraft LLC*#+	One stop	L +	6.00%	(b)	9.67%				04/2023	62,608	62,693	2.4	60,729
Whitcraft LLC+	One stop	P +	5.00%	(d)	11.25%				04/2023	42	38	—	33
										63,422	63,500	2.4	61,468
Airlines
Aurora Lux Finco S.A.R.L. +(8)(13)	One stop	L +	6.00%	(b)	8.78%				12/2026	975	961	—	926

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	4.75%	(l)	7.26%				04/2028	9,638	9,483	0.4	9,542
COP CollisionRight Holdings, Inc.+	One stop	SF +	4.75%	(l)	8.45%				04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2028	—	(2)	—	(3)
Covercraft Parent III, Inc.+	Senior loan	L +	4.50%	(b)	6.78%				08/2027	4,890	4,850	0.2	4,890
Covercraft Parent III, Inc.+	Senior loan	L +	4.50%	(b)	8.17%				08/2027	994	973	—	994
Covercraft Parent III, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(c)	8.51%				05/2027	6,099	6,004	0.3	5,855
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(c)	8.67%				05/2027	1,021	1,006	—	981
Polk Acquisition Corp.*#+	Senior loan	SF +	6.00%	(k)	9.03%				12/2024	18,007	17,927	0.7	17,777
Polk Acquisition Corp.+	Senior loan	SF +	6.50%	(k)	9.53%				03/2023	695	693	—	695
Polk Acquisition Corp.+	Senior loan	SF +	6.00%	(k)	9.03%				12/2024	106	108	—	104
Polk Acquisition Corp.+	Senior loan	SF +	6.00%	(k)	9.03%				12/2024	106	106	—	105
										41,583	41,173	1.6	40,966
Automobiles
CG Group Holdings, LLC*#+	One stop	L +	7.25%	(b)	8.92%	cash/	2.00%	PIK	07/2027	31,441	31,084	1.1	28,925
CG Group Holdings, LLC+	One stop	L +	7.25%	(a)	8.37%	cash/	2.00%	PIK	07/2026	338	334	—	311
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(k)	9.38%				12/2027	42,864	42,490	1.7	41,579
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	198	196	—	192
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	100	99	—	97
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	80	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	80	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.28%				12/2027	66	65	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	9.45%				12/2027	978	949	—	949
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	660	654	—	640
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	120	119	—	116
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	114	113	—	111
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	82	81	—	80
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(29)	—	(29)
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	9.42%				09/2025	15,314	15,116	0.6	14,855
JHCC Holdings LLC+	One stop	P +	4.75%	(d)	11.00%				09/2025	496	491	—	481
JHCC Holdings LLC+	One stop	L +	5.75%	(b)(d)	9.91%				09/2025	295	292	—	286
JHCC Holdings LLC+	One stop	P +	4.75%	(b)(d)	10.30%				09/2025	57	56	—	54
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	9.42%				09/2025	302	267	—	269
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(m)	9.98%	11/2026	$23,977	$23,768	1.0%	$23,498
MOP GM Holding, LLC+	One stop	L +	5.75%	(c)	7.09%	11/2026	2,629	2,609	0.1	2,576
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	7.62%	11/2026	2,599	2,562	0.1	2,547
MOP GM Holding, LLC+	One stop	L +	5.75%	(c)	6.95%	11/2026	2,578	2,556	0.1	2,527
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	8.58%	11/2026	1,910	1,894	0.1	1,872
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.98%	11/2026	1,571	1,559	0.1	1,539
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	7.62%	11/2026	1,448	1,424	0.1	1,419
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	9.98%	11/2026	527	523	—	517
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	9.50%	11/2026	358	355	—	351
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	9.55%	11/2026	148	146	—	145
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.51%	11/2026	60	59	—	59
MOP GM Holding, LLC+	One stop	SF +	5.75%	(c)(l)(m)	8.91%	11/2026	86	84	—	82
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(21)	—	(47)
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	8.99%	11/2026	180	178	—	176
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.94%	11/2026	60	59	—	59
POY Holdings, LLC#	One stop	L +	5.50%	(b)	9.17%	11/2027	9,543	9,379	0.4	9,543
POY Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%	11/2027	36	32	—	36
POY Holdings, LLC+	One stop	L +	5.50%	(b)	9.14%	11/2027	82	79	—	82
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	8.27%	07/2029	3,150	3,120	0.1	3,119
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	8.39%	07/2029	70	68	—	68
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(22)	—	(22)
Quick Quack Car Wash Holdings, LLC*#	One stop	L +	6.50%	(b)	9.31%	10/2024	12,815	12,820	0.5	12,815
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(b)	9.31%	10/2024	9,773	9,750	0.4	9,773
Quick Quack Car Wash Holdings, LLC#+	One stop	L +	6.50%	(b)	9.31%	10/2024	2,313	2,306	0.1	2,313
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	6.50%	(b)	9.31%	10/2024	2,020	2,042	0.1	2,020
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	6.50%	(b)	9.31%	10/2024	1,350	1,364	0.1	1,350
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	6.50%	(b)	9.31%	10/2024	1,099	1,110	—	1,099
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(b)	9.31%	10/2024	95	89	—	95
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(b)	9.32%	10/2024	120	120	—	120
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(a)(b)	9.51%	10/2024	95	93	—	95
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(a)	9.62%	10/2024	345	341	—	345
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(a)(b)	9.50%	10/2024	104	99	—	104
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	9.19%	07/2028	8,369	8,207	0.3	8,202
Spotless Brands, LLC+	One stop	SF +	6.50%	(k)	9.44%	07/2028	428	419	—	418
Spotless Brands, LLC+	One stop	SF +	6.50%	(d)(k)	9.92%	07/2028	20	20	—	20
Spotless Brands, LLC+(5)	One stop	SF +	6.50%		N/A(6)	07/2028	—	(7)	—	(7)
TWAS Holdings, LLC#+	One stop	SF +	6.25%	(k)	9.38%	12/2026	40,460	40,118	1.6	40,460
TWAS Holdings, LLC*+	One stop	SF +	6.25%	(k)	9.38%	12/2026	30,566	30,292	1.2	30,566
TWAS Holdings, LLC+	One stop	SF +	6.25%	(k)	9.38%	12/2026	7,934	7,865	0.3	7,934
TWAS Holdings, LLC+	One stop	SF +	6.25%	(k)	9.38%	12/2026	609	604	—	609
TWAS Holdings, LLC+	One stop	SF +	6.25%	(k)	9.38%	12/2026	387	384	—	387
TWAS Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	12/2026	—	(3)	—	—
							263,499	260,975	10.1	257,983
Beverages
Fintech Midco, LLC*#	One stop	L +	5.25%	(b)	8.06%	08/2024	23,863	24,012	0.9	23,624
Fintech Midco, LLC+	One stop	L +	5.25%	(b)	8.06%	08/2024	15,149	15,053	0.6	14,998
Fintech Midco, LLC#+	One stop	L +	5.25%	(b)	8.06%	08/2024	1,105	1,123	0.1	1,094
Fintech Midco, LLC+(5)	One stop	L +	5.25%		N/A(6)	08/2024	—	—	—	(2)
Watermill Express, LLC+	One stop	L +	5.50%	(b)	9.17%	04/2027	2,244	2,227	0.1	2,222

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Watermill Express, LLC+	One stop	L +	5.50%		N/A(6)	04/2027	$—	$—	—%	$—
Watermill Express, LLC+(5)	One stop	L +	5.50%		N/A(6)	04/2027	—	(1)	—	(2)
Winebow Holdings, Inc.+	One stop	L +	6.25%	(a)	9.37%	07/2025	7,799	7,722	0.3	7,799
							50,160	50,136	2.0	49,733

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L +	5.50%	(b)	9.17%		11/2028	$7,538	$7,472	0.3%	$7,387
BECO Holding Company, Inc.+(5)	One stop	L +	5.50%		N/A(6)		11/2027	—	(4)	—	(9)
BECO Holding Company, Inc.+(5)	One stop	L +	5.50%		N/A(6)		11/2028	—	(17)	—	(39)
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	4,106	4,107	0.2	4,106
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	1,388	1,403	0.1	1,388
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	895	901	—	895
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	844	839	—	844
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	429	436	—	429
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	274	275	—	274
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	7.13%		03/2024	886	877	—	886
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	214	214	—	214
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(a)(b)	7.31%		03/2024	114	114	—	114
								16,688	16,617	0.6	16,489
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L +	5.25%	(b)	7.53%		07/2024	12,444	12,502	0.5	12,319
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	9,913	9,845	0.4	9,813
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	1,891	1,885	0.1	1,872
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	21	22	—	19
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	8.11%		09/2028	31,048	36,136	1.2	30,116
PHM NL SP Bidco B.V.+(8)(14)	One stop	L +	6.25%	(c)	10.42%		09/2028	13,766	13,559	0.5	13,353
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(i)	8.44%		09/2028	6,711	7,914	0.2	6,510
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	6.31%		09/2028	3,282	3,710	0.1	3,161
								79,076	85,573	3.0	77,163
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*+	One stop	L +	5.25%	(b)	8.92%		10/2028	16,063	15,862	0.6	15,741
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(20)	—	(48)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%	(i)	7.22%		11/2025	9,675	11,066	0.4	9,675
Hydraulic Authority III Limited+(8)(9)(10)	One stop	E +	5.00%	(e)	6.19%		11/2025	1,057	1,122	—	1,057
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A			11.00%	PIK	11/2028	217	251	—	217
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%		N/A(6)		11/2025	—	—	—	—
North Haven Stack Buyer, LLC*+	One stop	SF +	5.50%	(k)	8.63%		07/2027	8,767	8,626	0.4	8,591

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+(5)	One stop	SF +	5.50%		N/A(6)				07/2027	$—	$(22)	—%	$(56)
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	38	37	—	35
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	2,953	2,929	0.1	2,894
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	974	966	—	955
OVG Business Services, LLC+	One stop	L +	6.25%	(a)	9.34%				11/2028	1,800	1,764	0.1	1,764
OVG Business Services, LLC+	One stop	L +	5.50%	(a)	8.14%				11/2026	9	9	—	8
Profile Products LLC+	One stop	L +	5.50%	(b)	8.43%				11/2027	5,466	5,359	0.2	5,466
Profile Products LLC+(8)	One stop	L +	5.50%	(b)	8.42%				11/2027	1,288	1,266	0.1	1,288
Profile Products LLC+	One stop	L +	5.50%	(a)(d)	8.60%				11/2027	18	17	—	18
Profile Products LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(8)	—	—
Profile Products LLC+(5)	One stop	L +	5.25%		N/A(6)				11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	29,523	29,029	1.2	28,932
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	20,873	20,681	0.8	20,456
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	9,900	9,775	0.4	9,702
Radwell Parent, LLC+	One stop	SF +	5.75%	(l)	9.40%				03/2029	19,076	18,789	0.7	18,313
Radwell Parent, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2028	—	(4)	—	(9)
Radwell Parent, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2029	—	(8)	—	(22)
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	7.08%				06/2027	2,458	2,419	0.1	2,409
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	8.60%				06/2027	33	32	—	31
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
WRE Holding Corp.*#	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	2,229	2,225	0.1	2,229
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	920	920	—	920
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	675	673	—	675
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	399	398	—	399
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	128	129	—	128
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.95%				01/2025	14	13	—	14
WRE Holding Corp.+	Senior loan	SF +	5.25%	(l)	7.99%				01/2025	16	14	—	16
										134,592	134,328	5.2	131,817
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L +	5.50%	(b)	8.57%				09/2028	10,349	10,174	0.4	10,142
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	6.25%				09/2028	1,041	1,240	—	1,020
										11,390	11,414	0.4	11,162
Containers and Packaging
AmerCareRoyal LLC+	Senior loan	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	748	739	—	733
AmerCareRoyal LLC+	Senior loan	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	160	158	—	156
AmerCareRoyal LLC+	Senior loan	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	155	153	—	152
AmerCareRoyal LLC+(8)	Senior loan	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	134	133	—	132
Chase Intermediate+	One stop	L +	5.00%	(b)(c)	8.00%				10/2028	9,900	9,819	0.4	9,702
Chase Intermediate+(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(3)	—	(7)
Chase Intermediate+(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(11)	—	(24)
Fortis Solutions Group, LLC*#+	One stop	L +	5.50%	(b)(c)	9.59%				10/2028	33,683	33,177	1.3	33,346
Fortis Solutions Group, LLC+	One stop	L +	5.50%	(c)	9.67%				10/2027	20	15	—	17
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(95)	—	(12)
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(40)	—	(56)
										44,800	44,045	1.7	44,139

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(l)	7.13%	07/2027	$1,244	$1,231	—%	$1,232
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(l)	7.30%	07/2027	1,797	1,782	0.1	1,779
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(l)	7.13%	07/2027	2,961	2,931	0.1	2,932
WSC Holdings Midco LLC+(5)	Senior loan	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC+(5)	Senior loan	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
							6,002	5,942	0.2	5,941
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	1,589	1,560	0.1	1,557
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	1,524	1,479	0.1	1,493
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	8.19%	02/2026	1,099	1,099	0.1	1,077
Certus Pest, Inc.#	One stop	SF +	6.25%	(l)(m)	10.04%	02/2026	1,080	1,070	0.1	1,058
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	753	739	—	738
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	664	632	—	651
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	647	643	—	634
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	382	374	—	374
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	239	225	—	235
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	131	105	—	128
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	55	50	—	54
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(13)	—	(99)
CHHJ Midco, LLC#	Senior loan	L +	5.00%	(a)	8.12%	01/2026	2,723	2,705	0.1	2,723
CHHJ Midco, LLC+	Senior loan	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	7.24%	07/2027	1,713	1,699	0.1	1,696
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	6.78%	07/2027	1,669	1,648	0.1	1,652
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	6.87%	07/2027	1,094	1,082	0.1	1,083
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	7.19%	07/2027	773	764	—	765
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	6.78%	07/2027	199	196	—	197
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.75%	(b)	7.75%	07/2027	120	118	—	120
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC+	One stop	SF +	6.50%	(l)	10.00%	09/2028	2,593	2,548	0.1	2,548
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(15)	—	(15)
DP Flores Holdings, LLC+	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(25)	—	—
EMS LINQ, LLC+	One stop	L +	6.25%	(a)	9.37%	12/2027	9,591	9,508	0.4	9,495
EMS LINQ, LLC+(5)	One stop	L +	6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	930	920	0.1	920
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	74	73	—	73
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	14	14	—	14
Excelligence Learning Corporation#+	One stop	L +	6.00%	(b)	9.67%	04/2023	10,240	10,204	0.4	10,240
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	9.13%	03/2027	9,098	8,964	0.3	8,756
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	9.13%	03/2027	314	303	—	287
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	03/2027	—	(1)	—	(3)
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(13)	—	(14)
FSS Buyer LLC+	One stop	L +	5.75%	(a)	8.87%	08/2028	5,491	5,399	0.2	5,272
FSS Buyer LLC+(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(m)	7.51%	06/2029	7,782	7,634	0.3	7,627

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2028	$—	$(2)	—%	$(2)
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(c)	8.92%				03/2025	2,497	2,521	0.1	2,297
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(b)	8.42%				03/2025	1,344	1,341	—	1,236
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(b)(c)	8.30%				03/2025	606	598	—	558
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(b)	7.63%				03/2025	33	32	—	29
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%				11/2026	25,462	25,129	1.0	25,971
Liminex, Inc.+	One stop	SF +	6.25%	(l)	9.95%				11/2026	20,000	19,816	0.8	19,800
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%				11/2026	800	794	—	816
Liminex, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L +	6.00%	(a)	9.12%				05/2026	5,718	5,666	0.2	5,662
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	3,674	3,688	0.1	3,609
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	688	705	—	676
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	688	705	—	676
Litera Bidco LLC+	One stop	L +	6.00%	(a)	9.12%				05/2026	517	513	—	512
Litera Bidco LLC+	One stop	L +	5.75%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	8.88%				04/2029	7,654	7,510	0.3	7,347
Mario Purchaser, LLC+	One stop	SF +	10.75%	(k)	13.88%	PIK			04/2032	1,527	1,487	0.1	1,497
Mario Purchaser, LLC+(5)	One stop	P +	4.75%		N/A(6)				04/2028	—	(1)	—	(3)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	8.88%				04/2029	109	104	—	94
Mathnasium, LLC#	One stop	L +	5.00%	(b)	7.91%				11/2027	9,261	9,182	0.4	9,168
Mathnasium, LLC+	One stop	L +	5.00%	(b)	7.91%				11/2027	13	12	—	12
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	7,874	7,798	0.3	7,874
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	242	239	—	242
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	141	140	—	141
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	133	117	—	133
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2028	12	11	—	12
PADI Holdco, Inc.*#	One stop	L +	7.25%	(b)	8.82%	cash/	1.50%	PIK	04/2024	21,638	21,619	0.8	20,771
PADI Holdco, Inc.+(8)(9)	One stop	E +	7.25%	(e)	6.33%	cash/	1.50%	PIK	04/2024	17,873	20,923	0.7	17,156
PADI Holdco, Inc.+	One stop	L +	7.25%	(b)	9.38%	cash/	1.50%	PIK	04/2024	824	820	—	791
PADI Holdco, Inc.+	One stop	L +	7.25%	(b)	8.90%	cash/	1.50%	PIK	04/2024	170	170	—	163
PADI Holdco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2023	—	(1)	—	(4)
Provenance Buyer LLC#+	One stop	L +	5.00%	(a)	8.12%				06/2027	18,279	17,987	0.7	18,279
Provenance Buyer LLC+	One stop	L +	5.00%	(a)	8.12%				06/2027	9,975	9,881	0.4	9,975
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(m)	9.48%				04/2028	17,729	17,565	0.7	17,551
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(2)
										238,062	238,745	9.2	234,367

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L +	6.00%	(a)	9.12%	12/2027	$4,016	$3,951	0.2%	$3,976
AxiomSL Group, Inc.+	One stop	L +	6.00%		N/A(6)	12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L +	6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(m)	9.23%	07/2027	8,017	7,938	0.3	7,857
Banker's Toolbox, Inc.+(5)	One stop	L +	5.25%		N/A(6)	07/2027	—	—	—	(2)
Banker's Toolbox, Inc.+	One stop	L +	5.25%	(c)	8.74%	07/2027	990	985	—	921
Flash Topco, Inc.*	One stop	L +	5.75%	(b)	8.56%	10/2028	9,820	9,734	0.4	9,623
Flash Topco, Inc.+(5)	One stop	L +	5.75%		N/A(6)	10/2028	—	(1)	—	(2)
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	8.37%	11/2026	4,577	4,528	0.2	4,531
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	8.37%	11/2026	26	25	—	24
							27,446	27,160	1.1	26,928

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	L +	5.00%	(b)	8.67%	12/2024	$1,628	$1,609	0.1%	$1,628

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L +	5.50%	(a)	8.62%	10/2025	20,121	19,964	0.8	20,121
CST Buyer Company#+	One stop	L +	5.50%	(a)	8.62%	10/2025	10,140	10,074	0.4	10,140
CST Buyer Company+	One stop	L +	5.50%		N/A(6)	10/2025	—	—	—	—
Electrical Source Holdings, LLC*#+	One stop	L +	5.00%	(b)	8.07%	11/2025	75,982	75,698	3.0	75,982
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%	11/2025	19,780	19,780	0.8	19,780
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	8.07%	11/2025	1,752	1,752	0.1	1,752
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	648	642	—	648
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	137	136	—	137
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	94	94	—	94
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	89	88	—	89
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	88	86	—	88
Electrical Source Holdings, LLC+(5)	Senior loan	L +	5.00%		N/A(6)	11/2025	—	(2)	—	—
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	46	45	—	46
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.07%	11/2025	41	41	—	41
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	35	35	—	35
Electrical Source Holdings, LLC+	Senior loan	L +	5.00%	(b)	8.67%	11/2025	17	17	—	17
Electrical Source Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)	11/2025	—	(119)	—	—
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	7.77%	11/2025	2,305	2,305	0.1	2,305
							131,275	130,636	5.2	131,275

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(l)	9.20%	09/2028	$18,226	$18,096	0.7%	$18,226
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	3,277	3,241	0.1	3,277
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(l)	9.20%	09/2028	2,203	2,202	0.1	2,203
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(l)	9.20%	09/2028	1,398	1,397	0.1	1,398
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(l)	9.20%	09/2028	1,235	1,234	0.1	1,235
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	110	107	—	110
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	178	176	—	178
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	09/2028	—	(1)	—	—
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	80	79	—	80
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	931	928	—	922
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	731	730	—	724
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	718	710	—	711
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	353	350	—	350
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	353	349	—	349
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	174	172	—	172
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	106	104	—	105
Mendocino Farms, LLC+(5)	One stop	SF +	6.25%		N/A(6)	06/2025	—	(20)	—	(21)
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(l)	11.20%	06/2024	2,025	2,019	0.1	2,025
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	11.20%	06/2024	410	411	—	410
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	11.20%	06/2024	292	289	—	292
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	11.20%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%		N/A(6)	06/2024	—	—	—	—
Wetzel's Pretzels, LLC*#+	One stop	L +	6.50%	(b)	10.17%	09/2023	14,768	14,679	0.6	14,768
Wetzel's Pretzels, LLC+	One stop	L +	6.50%	(b)	10.17%	09/2023	—	—	—	—
Wineshipping.com LLC+	One stop	L +	5.75%	(c)	7.58%	10/2027	6,793	6,736	0.3	6,590
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	8.17%	10/2027	186	178	—	180
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	8.83%	10/2027	17	16	—	14
Wood Fired Holding Corp.*#	One stop	L +	6.25%	(b)	8.67%	12/2023	9,679	9,728	0.4	9,679
Wood Fired Holding Corp.+	One stop	L +	6.25%		N/A(6)	12/2023	—	—	—	—
							64,243	63,910	2.5	63,977
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	$13,490	$13,288	0.5%	$13,490
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	1,112	1,094	0.1	1,112
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#+	Senior loan	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2023	5,001	4,962	0.2	4,851
Flavor Producers, LLC+	Senior loan	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2022	2	2	—	2
Kodiak Cakes, LLC*#+	Senior loan	L +	6.00%	(b)	9.67%				06/2027	12,369	12,246	0.4	11,379
Kodiak Cakes, LLC+	Senior loan	L +	6.00%	(b)	9.67%				06/2026	100	99	—	87
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(k)	9.38%				07/2027	9,777	9,698	0.4	8,994
Louisiana Fish Fry Products, Ltd.+	One stop	L +	6.25%	(c)(k)	9.24%				07/2027	73	71	—	65
MAPF Holdings, Inc.*#+	One stop	L +	5.50%	(b)	9.17%				12/2026	37,979	37,709	1.5	37,979
MAPF Holdings, Inc.+	One stop	L +	5.50%	(b)	9.17%				12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.*+	One stop	L +	6.00%	(c)	8.88%				12/2026	17,722	17,551	0.7	17,367
P&P Food Safety Holdings, Inc.+	One stop	L +	6.00%	(b)	9.67%				12/2026	38	37	—	36
P&P Food Safety Holdings, Inc.+(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(5)	—	—
Purfoods, LLC+	One stop	N/A			7.00%	PIK			05/2026	66	69	—	66
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)	9.62%				08/2027	6,671	6,604	0.2	6,004
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)(d)	9.92%				08/2027	47	19	—	41
Whitebridge Pet Brands, LLC*#+	One stop	L +	5.00%	(a)	8.12%				07/2027	23,003	22,686	0.9	23,003
Whitebridge Pet Brands, LLC+	One stop	L +	5.00%	(a)	7.98%				07/2027	130	128	—	130
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(i)	6.94%				03/2029	6,067	7,062	0.2	6,067
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	4.75%		N/A(6)				09/2028	—	(1)	—	—
										133,717	133,385	5.1	130,743

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	L +	5.00%	(b)	7.39%				06/2025	$4,115	$4,155	0.2%	$4,074
Aspen Medical Products, LLC+	One stop	L +	5.00%	(b)	7.39%				06/2025	263	262	—	260
Aspen Medical Products, LLC+	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.50%	(j)	9.61%				08/2028	5,415	5,353	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(e)	6.70%				08/2028	2,839	3,389	0.1	2,806
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SF +	6.50%	(i)	8.76%				08/2028	790	940	—	784
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(e)	7.64%				08/2028	677	756	—	669
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SF +	6.50%		N/A(6)				08/2028	—	(17)	—	(8)
Belmont Instrument, LLC+	One stop	SF +	6.25%	(l)	9.69%				08/2028	9,900	9,803	0.4	9,801
Belmont Instrument, LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(1)
Blades Buyer, Inc.#+	Senior loan	SF +	4.75%	(l)(m)	7.43%				03/2028	10,045	9,940	0.4	9,786
Blades Buyer, Inc.+	Senior loan	SF +	4.75%	(k)	7.47%				03/2028	33	31	—	27
Blades Buyer, Inc.+(5)	Senior loan	SF +	4.75%		N/A(6)				03/2028	—	(1)	—	(8)
Blades Buyer, Inc.+	Senior loan	SF +	4.75%		N/A(6)				03/2028	—	—	—	—
Blue River Pet Care, LLC*#+	One stop	L +	5.00%	(a)	8.12%				07/2026	51,197	50,889	2.0	50,686
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				08/2025	—	(2)	—	(4)
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				07/2026	—	(10)	—	(11)
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	7.94%				07/2026	180	178	—	178
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	8.12%				07/2026	173	172	—	171
CCSL Holdings, LLC*+	One stop	SF +	6.50%	(k)	9.63%				12/2026	15,399	15,261	0.6	15,244
CCSL Holdings, LLC+	One stop	SF +	6.50%	(k)	9.63%				12/2026	4,156	4,123	0.2	4,114
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.50%	(i)	8.79%				12/2026	2,175	2,428	0.1	2,154
CCSL Holdings, LLC+	One stop	SF +	6.50%	(d)(k)	9.73%				12/2026	115	113	—	113
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(15)	—	(14)
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(24)	—	(26)
CMI Parent Inc.#+	Senior loan	L +	4.25%	(b)	7.26%				08/2025	6,499	6,563	0.3	6,434
CMI Parent Inc.+	Senior loan	L +	4.25%	(b)	7.92%				08/2025	3,220	3,196	0.1	3,188
CMI Parent Inc.+(5)	Senior loan	L +	4.25%		N/A(6)				08/2025	—	(2)	—	(4)
CMI Parent Inc.+	Senior loan	SF +	4.75%	(l)	8.30%				08/2025	2,932	2,903	0.1	2,903
G & H Wire Company, Inc.#+	One stop	L +	8.00%	(c)	11.17%	cash/	1.00%	PIK	09/2023	11,133	11,109	0.4	10,911
G & H Wire Company, Inc.+	One stop	L +	8.00%	(b)	10.24%	cash/	1.00%	PIK	10/2022	72	72	—	68
Joerns Healthcare, LLC*+(7)	One stop	SF +	16.00%	(l)	9.75%	cash/	10.00%	PIK	08/2024	2,084	1,963	—	104
Joerns Healthcare, LLC*+(7)	One stop	SF +	16.00%	(l)	9.75%	cash/	10.00%	PIK	08/2024	2,003	1,889	—	—
Joerns Healthcare, LLC+	One stop	N/A			15.00%	PIK			11/2022	1,290	1,287	—	1,161
										136,705	136,703	5.1	130,975

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	8.58%				12/2027	$8,329	$8,256	0.3%	$8,079
AAH TOPCO, LLC +	Subordinated debt	N/A			11.50%	PIK			12/2031	1,080	1,062	—	1,026
AAH TOPCO, LLC +(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	8.36%				12/2027	193	187	—	175
Active Day, Inc.#+	One stop	SF +	5.25%	(k)	8.38%				02/2025	17,746	17,566	0.7	17,389
Active Day, Inc.#+	One stop	SF +	5.25%	(k)	8.38%				02/2025	1,369	1,356	0.1	1,343
Active Day, Inc.*#	One stop	SF +	5.25%	(k)	8.38%				02/2025	883	874	0.1	865
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	704	696	0.1	689
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	620	615	—	608
Active Day, Inc.*#	One stop	SF +	5.25%	(k)	8.38%				02/2025	610	604	—	597
Active Day, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.47%				03/2025	16,467	16,342	0.6	16,213
Acuity Eyecare Holdings, LLC+	One stop	N/A			15.00%				06/2027	10,440	10,239	0.4	10,440
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	4,077	4,071	0.2	4,036
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.77%				03/2025	3,632	3,607	0.2	3,596
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(l)	9.95%				03/2025	3,504	3,516	0.2	3,469
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	3,203	3,246	0.1	3,172
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.02%				03/2025	2,047	2,016	0.1	2,016
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	1,868	1,909	0.1	1,849
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	452	455	—	447
Acuity Eyecare Holdings, LLC+	One stop	SF +	13.00%	(l)	9.95%	cash/	6.75%	PIK	03/2025	251	250	—	266
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	167	166	—	165
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.71%				03/2025	61	51	—	45
Acuity Eyecare Holdings, LLC+	Senior loan	SF +	6.25%	(l)	9.04%				03/2025	110	109	—	109
Acuity Eyecare Holdings, LLC+	One stop	SF +	13.00%	(l)	9.76%	cash/	6.75%	PIK	03/2025	96	96	—	102
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.94%				03/2025	145	145	—	143
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.06%				03/2025	208	206	—	205
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P +	3.75%	(d)	10.00%				07/2021	17,456	6,855	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L +	8.50%	(a)	11.62%				07/2021	6,906	6	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P +	3.75%	(d)	10.00%				07/2021	1,190	469	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P +	3.75%	(d)	10.00%				07/2021	888	544	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	4,708	4,661	0.2	4,505
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	3,936	3,882	0.2	3,766
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	1,900	1,874	0.1	1,900
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	726	719	—	726
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	163	159	—	163
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(a)	9.37%				03/2027	97	95	—	89
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(3)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.25%		N/A(6)				03/2027	—	(1)	—	(3)
Community Care Partners, LLC+	One stop	SF +	5.75%	(k)	8.89%				06/2026	2,349	2,330	0.1	2,325
Community Care Partners, LLC+(5)	One stop	SF +	5.75%		N/A(6)				06/2026	—	(3)	—	(3)
CRH Healthcare Purchaser, Inc.*+	Senior loan	L +	4.50%	(b)	8.17%				12/2024	19,502	19,499	0.8	19,502

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.#	Senior loan	L +	4.50%	(b)	8.17%				12/2024	$5,197	$5,162	0.2%	$5,197
CRH Healthcare Purchaser, Inc.#+	Senior loan	L +	4.50%	(b)	8.17%				12/2024	4,112	4,098	0.2	4,112
CRH Healthcare Purchaser, Inc.+	Senior loan	L +	4.50%	(b)	8.17%				12/2024	3,521	3,495	0.2	3,521
CRH Healthcare Purchaser, Inc.+	Senior loan	L +	4.50%	(b)	8.10%				12/2024	50	49	—	50
Datix Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	6.69%				04/2025	49,685	59,896	1.9	47,200
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(i)	9.94%				04/2026	17,630	21,227	0.7	16,748
Emerge Intermediate, Inc.*#	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	19,277	19,162	0.8	19,277
Emerge Intermediate, Inc.+	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	1,745	1,734	0.1	1,745
Emerge Intermediate, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	985	979	—	965
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	619	615	—	607
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	307	305	—	301
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	294	292	—	288
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	266	264	—	261
Encorevet Group LLC+	Senior loan	L +	6.75%	(a)	9.87%				11/2024	244	243	—	239
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	163	162	—	160
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	114	113	—	112
Encorevet Group LLC+	Senior loan	L +	6.75%	(a)	9.87%				11/2024	110	110	—	107
Encorevet Group LLC+	Senior loan	L +	6.75%	(a)	9.87%				11/2024	68	68	—	67
Encorevet Group LLC+	Senior loan	L +	6.75%	(a)	9.87%				11/2024	57	56	—	56
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	56	55	—	55
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	32	32	—	32
Encorevet Group LLC+	Senior loan	L +	6.75%	(a)	9.87%				11/2024	10	10	—	10
Encorevet Group LLC+(5)	Senior loan	L +	6.75%		N/A(6)				11/2024	—	—	—	(1)
Encorevet Group LLC+(5)	One stop	L +	6.75%		N/A(6)				11/2024	—	(1)	—	—
ERC Topco Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	9,546	9,471	0.4	9,259
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(3)	—	(7)
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	19,569	19,596	0.5	12,720
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	8,584	8,615	0.2	5,580
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	7,518	7,546	0.2	4,887
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	5,533	5,538	0.1	3,596
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	2,567	2,577	0.1	1,669
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,648	1,654	—	1,070
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,218	1,222	—	792
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,073	1,077	—	697
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	1,168	1,159	—	613
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	693	695	—	451
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	428	428	—	278
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	837	832	—	837
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	837	832	—	544
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	7.26%				03/2027	$11,224	$11,520	0.4%	$11,224
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(9)(12)	One stop	C +	4.50%		N/A(6)				03/2027	—	(2)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	502	542	—	502
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	178	183	—	178
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L +	4.50%	(b)	8.17%				03/2027	74	74	—	74
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(12)	One stop	SF +	4.50%		N/A(6)				03/2027	—	(1)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	736	777	—	736
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%	(l)	7.63%				12/2026	844	837	—	827
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%	(l)	7.63%				12/2026	62	61	—	59
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior loan	L +	4.50%	(b)	8.17%				03/2028	9,997	9,919	0.4	9,997
Klick Inc.+(5)(8)(12)	Senior loan	L +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	2,311	2,305	0.1	2,311
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	1,858	1,846	0.1	1,858
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	1,091	1,113	—	1,091
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L +	5.25%		N/A(6)				05/2025	—	(14)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	17,736	19,985	0.7	17,381
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	4,326	4,275	0.2	4,239
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	2,816	2,791	0.1	2,760
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	1,081	1,188	—	1,060
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	563	586	—	519
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.65%				05/2026	103	106	—	100
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2026	60	60	—	59
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	18	18	—	16
Oliver Street Dermatology Holdings, LLC+(7)	One stop	SF +	11.43%	(l)	15.13%				01/2023	22,787	16,786	0.7	17,090
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	13,521	12,666	0.5	12,845
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	348	329	—	331
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	18,732	18,730	0.7	18,732
Pinnacle Treatment Centers, Inc.*	One stop	L +	5.75%	(b)	8.56%				01/2023	7,553	7,548	0.3	7,553
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	1,539	1,539	0.1	1,539
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	695	695	—	695
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	184	184	—	184
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(a)	8.81%				01/2023	145	145	—	145
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	105	105	—	105
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	37	37	—	37
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	25,694	25,514	0.8	19,270
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	312	310	—	234
PPT Management Holdings, LLC+(7)	One stop	L +	10.50%	(b)	8.28%	cash/	4.50%	PIK	12/2022	284	282	—	214
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	184	183	—	138
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	90	88	—	68
PPT Management Holdings, LLC+	One stop	L +	10.50%		N/A(6)				12/2022	$—	$—	—%	$—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Suveto Buyer, LLC+	One stop	L +	5.00%	(b)	8.67%	09/2027	18,330	18,110	0.7	17,528
Suveto Buyer, LLC+	One stop	L +	5.00%	(b)	8.66%	09/2027	64	62	—	58
							470,089	459,629	16.0	405,913

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior loan	L +	8.25%	(b)	10.95%				09/2024	$374	$373	—%	$370
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(k)	8.78%				05/2028	5,248	5,199	0.2	5,143
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(k)	8.78%				05/2028	10	10	—	9
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(8)	—	(31)
Connexin Software, Inc.+	One stop	L +	8.50%	(b)	11.31%				02/2024	8,619	8,644	0.3	8,619
Connexin Software, Inc.+	One stop	L +	8.50%		N/A(6)				02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(l)	10.56%				03/2027	7,549	7,493	0.3	7,549
ESO Solution, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	6,186	6,161	0.2	6,025
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	2,949	2,919	0.1	2,872
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	1,943	1,929	0.1	1,892
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.84%				08/2026	1,355	1,336	0.1	1,320
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	635	631	—	618
HSI Halo Acquisition, Inc.+	One stop	L +	5.75%	(a)	8.31%				09/2025	13	12	—	11
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.86%				08/2026	132	130	—	128
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%				06/2025	3,931	3,970	0.2	3,891
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%				06/2025	1,917	1,909	0.1	1,899
Nextech Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				06/2025	—	(1)	—	(6)
Plasma Buyer LLC+	One stop	SF +	5.75%	(l)	9.30%				05/2029	5,403	5,301	0.2	5,295
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(13)	—	(28)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%				06/2025	14,968	14,968	0.6	14,668
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	8.67%				06/2025	12,194	12,120	0.5	11,950
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%				06/2025	1,455	1,449	—	1,425
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	8.67%				06/2025	973	973	—	953
Qgenda Intermediate Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	(4)
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	10,386	10,215	0.4	10,386
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	10,110	9,614	0.4	10,110
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	6,661	6,404	0.3	6,661
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,713	1,686	0.1	1,713
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,523	1,482	0.1	1,523
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,142	1,124	—	1,142
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	952	937	—	952
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	761	749	—	761
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	152	149	—	152
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	80	80	—	80
Transaction Data Systems, Inc.*#+	One stop	L +	4.50%	(b)	8.17%				02/2026	66,280	65,504	2.6	64,955
Transaction Data Systems, Inc.+(5)	One stop	L +	4.50%		N/A(6)				02/2026	—	(4)	—	(6)
Veranex, Inc.+	Senior loan	SF +	4.75%	(m)	7.52%				04/2028	3,178	3,149	0.1	3,146
Veranex, Inc.+(5)	Senior loan	P +	3.75%		N/A(6)				04/2028	—	—	—	(1)
Veranex, Inc.+(5)	Senior loan	SF +	4.75%		N/A(6)				04/2028	—	(1)	—	(3)
										178,792	176,591	6.9	176,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(m)	9.19%				08/2028	$7,679	$7,604	0.3%	$7,602
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(20)	—	(20)
BJH Holdings III Corp.*#+	One stop	L +	4.50%	(a)	7.58%				08/2025	50,571	51,317	2.0	49,561
BJH Holdings III Corp.+	One stop	L +	4.50%	(a)	7.59%				08/2025	70	66	—	54
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	8.37%				07/2024	7,096	7,080	0.3	7,096
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	8.37%				07/2024	1,092	1,090	—	1,092
Davidson Hotel Company, LLC+	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(m)	7.58%				01/2026	9,393	9,401	0.4	9,393
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	896	897	—	896
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	8	8	—	8
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				01/2026	—	(12)	—	—
Freddy's Frozen Custard LLC+	One stop	L +	5.00%	(b)	8.16%				03/2027	9,160	9,093	0.4	9,160
Freddy's Frozen Custard LLC+(5)	One stop	L +	5.00%		N/A(6)				03/2027	—	(1)	—	—
Harri US LLC+	One stop	L +	10.00%	(b)	8.91%	cash/	4.00%	PIK	08/2026	804	720	—	806
Harri US LLC+	One stop	L +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L +	10.00%		N/A(6)				08/2026	—	(6)	—	4
Health Buyer, LLC+	Senior loan	SF +	5.25%	(m)	7.98%				04/2029	2,604	2,567	0.1	2,447
Health Buyer, LLC+	Senior loan	SF +	5.25%	(k)	8.03%				04/2028	2	2	—	1
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	8.45%				11/2025	1,000	990	—	1,000
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	8.45%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.25%	(l)	7.98%				09/2026	19,950	19,767	0.8	19,950
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.25%	(k)(l)	8.26%				09/2026	13,695	13,553	0.6	13,695
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)(l)	8.01%				09/2026	5,830	5,773	0.2	5,830
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	4.25%		N/A(6)				09/2026	—	(1)	—	—
										129,870	129,907	5.1	128,594
Household Durables
Groundworks LLC+	Senior loan	L +	5.00%	(b)	7.81%				01/2026	4,615	4,569	0.2	4,615
Groundworks LLC+	Senior loan	L +	5.00%	(b)	7.81%				01/2026	1,805	1,786	0.1	1,805
Groundworks LLC+	Senior loan	L +	5.00%	(b)	7.81%				01/2026	1,203	1,193	—	1,203
Groundworks LLC+	Senior loan	L +	5.00%	(b)	7.81%				01/2026	1,072	1,060	—	1,072
Groundworks LLC+	Senior loan	L +	5.00%	(b)	7.08%				01/2026	82	82	—	82
Groundworks LLC+	Senior loan	L +	5.00%	(b)	7.81%				01/2026	56	52	—	56
Groundworks LLC+	Senior loan	L +	5.00%		N/A(6)				01/2026	—	—	—	—
										8,833	8,742	0.3	8,833
Household Products
WU Holdco, Inc.#+	One stop	L +	5.50%	(b)	9.17%				03/2026	3,743	3,790	0.1	3,630
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	9.17%				03/2026	1,318	1,318	0.1	1,279
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	9.17%				03/2026	342	340	—	332
WU Holdco, Inc.+	One stop	L +	5.50%	(b)(c)	8.11%				03/2025	26	25	—	24
										5,429	5,473	0.2	5,265
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior loan	L +	4.75%	(a)	7.87%				04/2026	2,355	2,401	0.1	2,331
Arch Global CCT Holdings Corp.+	Senior loan	L +	4.75%	(b)	8.42%				04/2026	135	134	—	134
Arch Global CCT Holdings Corp.+	Senior loan	L +	4.75%	(b)	8.42%				04/2026	76	75	—	74
Arch Global CCT Holdings Corp.+	Senior loan	L +	4.75%		N/A(6)				04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)	9.67%				07/2027	3,922	3,847	0.2	3,844
Dwyer Instruments, Inc.+	One stop	L +	5.50%	(c)	8.38%				07/2027	7	6	—	6

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.+(5)	One stop	L +	6.00%		N/A(6)	07/2027	$—	$(9)	—%	$(10)
Essential Services Holdings Corporation+	One stop	L +	5.75%	(a)(b)	8.07%	11/2026	819	810	—	789
Essential Services Holdings Corporation+(5)	One stop	L +	5.75%		N/A(6)	11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	8.59%	08/2029	7,131	6,989	0.3	7,060
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(e)	6.08%	08/2029	1,155	1,193	—	1,144
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	8.59%	08/2028	92	89	—	89
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(13)	—	(14)
Madison Safety & Flow LLC+	Senior loan	SF +	3.60%	(k)	6.63%	03/2025	443	443	—	443
Madison Safety & Flow LLC+	Senior loan	SF +	3.60%	(k)(l)	6.64%	03/2025	2	2	—	2
Specialty Measurement Bidco Limited+(8)(10)	One stop	L +	5.75%	(b)	8.82%	11/2027	7,961	7,800	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	5.75%	(e)	6.75%	11/2027	6,556	7,833	0.3	6,556
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	11/2027	—	(39)	—	—
							30,654	31,560	1.2	30,407
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	SF +	6.00%	(l)	9.06%	10/2028	$25,370	$25,153	1.0%	$24,297
Alera Group, Inc.+	One stop	SF +	6.00%	(k)(l)	9.06%	10/2028	7,210	7,117	0.3	6,905
Alera Group, Inc.+	One stop	SF +	6.00%	(k)(l)	9.07%	10/2028	463	458	—	437
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	3,188	3,163	0.1	3,157
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	6.43%	07/2027	950	946	—	940
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	790	783	—	782
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	(1)
Captive Resources Midco, LLC+	One stop	SF +	5.50%	(k)	8.53%	07/2029	9,813	9,624	0.4	9,616
Captive Resources Midco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC+	Senior loan	L +	5.50%	(c)	7.58%	08/2025	3,046	3,007	0.1	3,020
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%	(c)	7.83%	08/2025	2,421	2,414	0.1	2,415
Integrity Marketing Acquisition, LLC+	Senior loan	L +	5.75%	(c)	7.87%	08/2025	1,517	1,497	0.1	1,513
Integrity Marketing Acquisition, LLC+	Senior loan	L +	5.75%	(c)	7.40%	08/2025	774	768	—	772
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%	(c)	7.74%	08/2025	468	465	—	467
Integrity Marketing Acquisition, LLC+	Senior loan	L +	5.75%	(c)	8.85%	08/2025	244	242	—	244
Integrity Marketing Acquisition, LLC+	Senior loan	L +	5.50%	(b)(c)	8.67%	08/2025	184	183	—	182
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.75%	(l)	8.56%	08/2025	1,117	1,082	—	1,096
J.S. Held Holdings, LLC#+	One stop	L +	5.50%	(b)	9.17%	07/2025	6,422	6,402	0.3	6,380
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%	07/2025	1,478	1,458	0.1	1,468
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	9.20%	07/2025	1,430	1,406	0.1	1,416
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	9.20%	07/2025	77	72	—	71
J.S. Held Holdings, LLC+	One stop	P +	4.50%	(d)	10.75%	07/2025	48	45	—	46
Keystone Agency Partners LLC+	Senior loan	SF +	6.00%	(l)	9.70%	05/2027	2,850	2,810	0.1	2,793
Keystone Agency Partners LLC+	Senior loan	SF +	6.00%	(l)	9.70%	05/2027	182	180	—	179
Keystone Agency Partners LLC+	Senior loan	SF +	6.00%	(l)	9.35%	05/2027	160	146	—	141
Long Term Care Group, Inc.+	One stop	L +	6.00%	(a)	8.82%	09/2027	2,984	2,935	0.1	2,984
Majesco*#	One stop	L +	7.25%	(b)	10.93%	09/2027	18,751	18,522	0.7	18,751
Majesco+(5)	One stop	L +	7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC+	Senior loan	L +	7.50%	(b)	11.18%	09/2025	32,784	32,498	1.2	30,161
Norvax, LLC+	Senior loan	L +	7.50%	(b)	11.18%	09/2025	9,925	9,765	0.4	9,131
Pareto Health Intermediate Holdings, Inc.+	One stop	L +	4.75%	(c)	7.63%	08/2025	7,225	7,174	0.3	7,081
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(b)	8.65%	10/2028	9,491	9,409	0.4	9,287
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(c)	9.31%	10/2028	617	591	—	584
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.75%		N/A(6)	10/2028	—	(22)	—	(22)
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	13,502	14,537	0.5	13,502
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	4,406	4,874	0.2	4,406
People Corporation+(8)(9)(12)	One stop	C +	5.50%	(h)	9.13%	02/2028	3,166	3,354	0.1	2,819
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.92%	02/2027	147	158	—	147
RSC Acquisition, Inc.*#+	One stop	SF +	5.50%	(l)	8.31%	10/2026	25,637	25,306	1.0	25,122
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	8.54%	10/2026	6,561	6,293	0.3	6,430
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	9.05%	10/2026	1,519	1,506	0.1	1,488
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%	(l)	9.20%	10/2026	90	47	—	(2)
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	8.55%	10/2026	995	986	—	975
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	9.69%	10/2026	773	764	—	758

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	9.69%				10/2026	$791	$784	—%	$772
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	9.69%				10/2026	392	387	—	384
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	9.65%				10/2026	2	2	—	2
TigerRisk, LLC*+	One stop	L +	4.75%	(a)	7.87%				06/2027	22,662	22,485	0.9	22,662
TigerRisk, LLC+(5)	One stop	L +	4.75%		N/A(6)				06/2027	—	(1)	—	—
										232,622	231,767	8.9	225,751
Internet & Catalog Retail
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	15,012	14,899	0.6	14,562
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	8,786	8,720	0.3	8,523
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	4,357	4,324	0.2	4,226
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	2,624	2,605	0.1	2,546
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	1,691	1,677	0.1	1,641
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	397	395	—	385
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	228	226	—	222
Revalize, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2027	—	(1)	—	(8)
										33,095	32,845	1.3	32,097
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(a)	9.63%				10/2025	9,578	9,509	0.4	9,578
Acquia, Inc.+	One stop	L +	7.00%	(b)(c)	10.18%				10/2025	23	22	—	23
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%				08/2027	6,174	6,109	0.3	6,112
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%				08/2027	3,646	3,612	0.2	3,610
CivicPlus, LLC+	One stop	L +	6.00%	(b)	9.67%				08/2027	2,894	2,863	0.1	2,865
CivicPlus, LLC+	One stop	SF +	11.75%	(m)	14.38%				06/2034	202	197	—	200
CivicPlus, LLC+(5)	One stop	L +	6.00%		N/A(6)				08/2027	—	(1)	—	(1)
Critical Start, Inc.+	One stop	SF +	5.75%	(k)	5.65%	cash/	3.13%	PIK	05/2028	3,251	3,221	0.1	3,219
Critical Start, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2028	16,581	16,388	0.6	15,420
Delinea Inc.#	One stop	L +	6.00%	(a)	9.12%				03/2028	9,586	9,471	0.4	8,915
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2027	118	116	—	104
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	21,494	21,261	0.8	20,635
Episerver, Inc.+(8)(9)	One stop	E +	6.00%	(e)	7.19%				04/2026	17,564	20,276	0.7	16,976
Episerver, Inc.#+	One stop	L +	5.75%	(b)	9.42%				04/2026	11,937	12,007	0.5	11,460
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	6,601	6,520	0.2	6,337
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(22)
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(20)
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	7.07%	(f)	3.57%	cash/	3.82%	PIK	07/2029	7,666	7,736	0.3	7,571
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(2)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(16)	—	(16)
Infinisource, Inc.#+	One stop	L +	5.25%	(c)	8.13%				10/2026	27,812	27,484	1.1	27,534
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	8,403	8,334	0.3	8,319
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	2,026	1,991	0.1	2,006
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	303	301	—	300
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	213	212	—	211
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	105	105	—	104
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	57	47	—	45
Infinisource, Inc.+(5)	One stop	L +	5.25%		N/A(6)				10/2026	—	(1)	—	(2)
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	86	75	—	85
Netwrix Corporation+	One stop	SF +	5.00%	(l)	7.90%				06/2029	3,534	3,503	0.1	3,499
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(2)	—	(2)
Netwrix Corporation+	One stop	SF +	5.00%	(l)	8.44%				06/2029	129	121	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%	01/2026	$14,201	$14,122	0.6%	$14,201
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%	01/2026	2,050	2,035	0.1	2,050
PCS Intermediate II Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L +	5.50%	(b)	9.17%	12/2025	728	724	—	699
Recordxtechnologies, LLC+	One stop	L +	5.50%	(b)	9.17%	12/2025	114	113	—	109
Recordxtechnologies, LLC+	One stop	L +	5.50%	(b)	9.17%	12/2025	59	58	—	55
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior loan	SN +	4.50%	(i)	6.69%	11/2025	19,267	23,496	0.7	18,882
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.50%	(c)	8.67%	11/2025	5,542	5,505	0.2	5,431
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.25%	(c)	8.42%	11/2025	737	732	—	717
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.25%	(c)	8.42%	11/2025	131	130	—	127
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)	11/2025	—	(2)	—	(5)
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L +	4.25%		N/A(6)	11/2025	—	(1)	—	(3)
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.50%	(b)(c)	8.67%	11/2025	169	167	—	166
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	14.30%	10/2026	1,098	1,077	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	14.30%	10/2026	50	50	—	50
ReliaQuest Holdings, LLC+(5)	One stop	SF +	10.75%		N/A(6)	10/2026	—	(2)	—	—
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	10.17%	09/2026	19,977	19,572	0.7	18,978
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	10.17%	09/2026	103	101	—	98
Zarya Holdco, Inc.+	Senior loan	SF +	6.50%	(k)	9.63%	07/2027	4,789	4,789	0.2	4,789
Zarya Holdco, Inc.+	Senior loan	SF +	6.50%		N/A(6)	07/2027	—	—	—	—
							228,998	234,117	8.7	222,614

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	$8,649	$8,679	0.3%	$8,649
WBZ Investment LLC+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	1,239	1,235	0.1	1,239
WBZ Investment LLC+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	861	875	—	861
WBZ Investment LLC+	One stop	L +	6.25%	(c)	8.13%	cash/	1.00%	PIK	09/2024	444	452	—	444
WBZ Investment LLC+	One stop	L +	6.25%		N/A(6)				09/2024	—	—	—	—
										11,193	11,241	0.4	11,193
Life Sciences Tools & Services
Covaris Intermediate 3, LLC+	One stop	L +	4.75%	(b)	7.56%				01/2028	5,909	5,856	0.2	5,909
Covaris Intermediate 3, LLC+	One stop	L +	5.25%	(a)	8.37%				01/2028	18	18	—	18
Covaris Intermediate 3, LLC+(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(2)	—	—
PAS Parent Inc.*#+	One stop	L +	5.50%	(a)(b)	8.62%				12/2028	33,706	33,102	1.3	32,694
PAS Parent Inc.+	One stop	P +	4.50%	(a)(d)	10.07%				12/2027	161	153	—	151
PAS Parent Inc.+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(8)
Reaction Biology Corporation#	One stop	SF +	5.25%	(m)	9.48%				03/2029	8,023	7,949	0.3	7,783
Reaction Biology Corporation+	One stop	SF +	5.25%	(m)	9.48%				03/2029	60	55	—	45
Reaction Biology Corporation+(5)	One stop	P +	4.25%		N/A(6)				03/2029	—	(1)	—	(5)
Unchained Labs, LLC+	Senior loan	L +	5.50%	(a)	8.62%				08/2027	999	972	0.1	999
Unchained Labs, LLC+	Senior loan	L +	5.50%	(a)	8.62%				08/2027	844	830	—	844
Unchained Labs, LLC+	Senior loan	L +	5.50%		N/A(6)				08/2027	—	—	—	—
										49,720	48,927	1.9	48,430
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L +	4.25%	(b)	7.38%				03/2028	1,866	1,862	0.1	1,866
Blackbird Purchaser, Inc.*+	Senior loan	L +	4.50%	(a)	7.62%				04/2026	19,084	19,205	0.7	18,893
Blackbird Purchaser, Inc.+	Senior loan	L +	4.50%	(a)	7.62%				10/2025	58	57	—	56
Blackbird Purchaser, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				04/2026	—	(2)	—	(3)
Chase Industries, Inc.+(7)	Senior loan	L +	7.00%	(c)	9.88%				05/2025	12,059	12,117	0.4	9,853
Chase Industries, Inc.+(7)	Senior loan	L +	7.00%	(b)	10.67%				05/2025	985	1,005	—	805
Chase Industries, Inc.+(7)	Senior loan	L +	7.00%	(c)	9.80%				05/2025	350	350	—	280
										34,402	34,594	1.2	31,750
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	9.55%				04/2029	19,000	18,822	0.7	18,430
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(2)	—	(8)
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(7)	—	(23)
										19,000	18,813	0.7	18,399
Media
Triple Lift, Inc.+	One stop	SF +	5.50%	(l)(m)	9.36%				05/2028	5,343	5,258	0.3	5,343
Triple Lift, Inc.+	One stop	SF +	5.50%	(m)	9.61%				05/2028	1,133	1,112	0.1	1,133
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	8.74%				05/2028	27	26	—	27
										6,503	6,396	0.4	6,503
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	L +	6.25%	(b)	9.06%				10/2024	45,138	45,090	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	L +	6.75%	(b)	9.70%				05/2025	$20,419	$20,502	0.8%	$20,419
3ES Innovation, Inc.+(8)(12)	One stop	L +	6.75%	(b)	9.92%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior loan	L +	4.25%	(a)	7.37%				07/2025	37,066	37,349	1.4	36,097
Envernus, Inc.+	Senior loan	L +	4.50%	(a)	7.62%				07/2025	16,993	16,739	0.7	16,653
Envernus, Inc.+	Senior loan	L +	4.25%	(a)	7.37%				09/2024	86	85	—	82
Envernus, Inc.+	Senior loan	L +	4.50%	(a)	7.62%				09/2024	69	65	—	67
Project Power Buyer, LLC*#+	One stop	L +	6.00%	(b)	9.68%				05/2026	15,464	15,559	0.6	15,464
Project Power Buyer, LLC+	One stop	L +	6.00%		N/A(6)				05/2025	—	—	—	—
										90,177	90,378	3.5	88,862
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(k)	8.88%				12/2027	10,176	10,086	0.4	10,176
Messenger, LLC+	One stop	SF +	5.75%	(k)	8.50%				12/2027	100	99	—	100
Messenger, LLC+	One stop	SF +	5.75%	(k)	8.88%				12/2027	50	49	—	50
Messenger, LLC+	One stop	P +	4.75%	(d)	11.00%				12/2027	34	33	—	34
										10,360	10,267	0.4	10,360
Personal Products
IMPLUS Footcare, LLC+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	30,464	30,657	1.1	28,332
IMPLUS Footcare, LLC+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	5,203	5,236	0.2	4,839
IMPLUS Footcare, LLC*+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	750	761	—	698
										36,417	36,654	1.3	33,869

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	One stop	SF +	5.25%	(l)	8.95%				02/2026	$25,488	$25,285	1.0%	$25,106
ACP Ulysses Buyer, Inc.+	One stop	SF +	5.25%	(l)	8.95%				02/2026	1,102	1,081	—	1,086
Amalthea Parent, Inc.*#+(8)(12)	One stop	L +	4.75%	(a)	7.87%				03/2027	57,245	56,732	2.2	56,673
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(24)	—	(17)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Apothecary Products, LLC+	Senior loan	SF +	5.00%	(m)	8.36%				07/2023	2,891	2,921	0.1	2,833
Apothecary Products, LLC+	Senior loan	SF +	5.00%	(l)	8.58%				07/2023	156	156	—	140
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(m)	9.48%				05/2029	17,179	16,853	0.7	16,835
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(25)	—	(52)
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2028	10,627	10,445	0.4	10,096
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2027	36	34	—	32
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2028	3,240	3,177	0.1	3,062
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	6.69%				08/2028	21,890	26,631	0.9	21,890
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	6.69%				08/2028	2,653	3,004	0.1	2,653
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN +	4.50%		N/A(6)				02/2028	—	(2)	—	—
										142,507	146,257	5.5	140,326
Professional Services
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(k)(l)	7.80%				10/2027	2,996	2,945	0.1	2,996
DISA Holdings Corp.+	Senior loan	SF +	5.50%	(k)	8.18%				09/2028	2,273	2,228	0.1	2,227
DISA Holdings Corp.+	Senior loan	SF +	5.50%	(k)	8.18%				09/2028	2	2	—	2
DISA Holdings Corp.+(5)	Senior loan	SF +	5.50%		N/A(6)				09/2028	—	(6)	—	(6)
Eliassen Group, LLC+	One stop	SF +	5.75%	(l)	9.30%				04/2028	1,444	1,431	—	1,444
Eliassen Group, LLC+	One stop	SF +	5.75%	(l)	9.13%				04/2028	4	4	—	4
Filevine, Inc.+	One stop	SF +	6.50%	(l)(m)	5.43%	cash/	2.50%	PIK	04/2027	5,265	5,197	0.2	5,270
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(a)(b)	9.47%				09/2028	7,093	6,976	0.3	7,093
IG Investments Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(a)(b)	8.06%				11/2028	7,593	7,543	0.3	7,365
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(14)	—	(66)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(b)	8.10%				11/2028	75	74	—	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(18)	—	(75)
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	8.87%				12/2025	13,235	13,147	0.5	13,103
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	8.87%				12/2025	8,378	8,380	0.3	8,295
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	8.87%				12/2025	6,706	6,741	0.3	6,639
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	8.88%				12/2025	4,237	4,198	0.2	4,195
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	8.87%				12/2025	1,171	1,172	—	1,159
Net Health Acquisition Corp.+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(2)	—	(3)
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	11,416	11,465	0.4	11,416
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	1,932	1,920	0.1	1,932
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	139	138	—	139
PlanSource Holdings, Inc.+(5)	One stop	L +	6.25%		N/A(6)				04/2025	—	(1)	—	—
ProcessMAP Corporation+	One stop	L +	6.25%	(b)	6.17%	cash/	3.75%	PIK	12/2027	3,948	3,914	0.2	3,869
ProcessMAP Corporation+(5)	One stop	L +	6.00%		N/A(6)				12/2027	—	—	—	(1)
Procure Acquireco, Inc.#+	One stop	L +	5.25%	(c)	8.00%				12/2028	17,634	17,477	0.7	17,634
Procure Acquireco, Inc.+(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Procure Acquireco, Inc.+(5)	One stop	L +	5.25%		N/A(6)	12/2028	$—	$(3)	—%	$—
Teaching Company, The*#+	One stop	L +	4.75%	(a)	7.69%	07/2023	17,464	17,510	0.7	17,289
Teaching Company, The+(5)	One stop	L +	4.75%		N/A(6)	07/2023	—	—	—	(2)
							113,005	112,416	4.4	111,986
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	21,751	21,595	0.9	21,751
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	19,437	19,478	0.8	19,437
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	13,391	13,280	0.5	13,391
Inhabit IQ Inc.*	One stop	L +	5.75%	(a)	8.87%	07/2025	12,367	12,278	0.5	12,367
Inhabit IQ Inc.*#	One stop	L +	5.75%	(a)	8.87%	07/2025	6,518	6,548	0.3	6,518
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	3,176	3,213	0.1	3,176
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	1,395	1,410	0.1	1,395
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	1,181	1,193	—	1,181
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	1,164	1,178	—	1,164
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	931	927	—	931
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	491	497	—	491
Inhabit IQ Inc.+	One stop	L +	5.75%		N/A(6)	07/2025	—	—	—	—
MRI Software LLC*+	One stop	L +	5.50%	(b)	9.17%	02/2026	14,360	14,279	0.6	14,216
MRI Software LLC+	One stop	L +	5.50%	(b)	9.17%	02/2026	4,952	4,905	0.2	4,903
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(2)	—	(3)
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%	08/2028	16,305	20,039	0.6	15,653
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.75%	(g)	8.21%	08/2028	1,912	2,172	0.1	1,836
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(2)
							119,331	122,989	4.7	118,400
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%	(b)	8.92%	07/2028	4,241	4,154	0.2	4,199
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%	(a)	8.34%	07/2026	5	4	—	5
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%		N/A(6)	07/2028	—	—	—	—
Internet Truckstop Group LLC*#	One stop	L +	5.50%	(b)	9.18%	04/2025	21,564	21,843	0.8	21,564
Internet Truckstop Group LLC+	One stop	L +	5.50%	(b)	9.18%	04/2025	9,442	9,355	0.4	9,442
Internet Truckstop Group LLC+(5)	One stop	L +	5.50%		N/A(6)	04/2025	—	(2)	—	—
							35,252	35,354	1.4	35,210

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L +	7.50%	(a)	6.37%	cash/	4.25%	PIK	09/2024	$4,695	$4,678	0.2%	$4,695
Accela, Inc.+	One stop	L +	7.50%	(a)	6.37%	cash/	4.25%	PIK	09/2024	279	277	—	279
Accela, Inc.+	One stop	L +	7.00%	(a)	10.12%				09/2024	20	20	—	20
Anaplan, Inc.+	One stop	SF +	6.50%	(k)	9.53%				06/2029	9,840	9,745	0.4	9,643
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	(3)
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(k)	8.63%				03/2027	36,575	36,151	1.4	36,209
Appfire Technologies, LLC+	One stop	SF +	5.50%	(k)	8.63%				03/2027	19	16	—	17
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(7)	—	(11)
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(39)	—	(55)
Apptio, Inc.+	One stop	L +	6.00%	(b)	8.46%				01/2025	57,010	57,389	2.2	56,440
Apptio, Inc.+	One stop	L +	6.00%	(b)	8.46%				01/2025	76	76	—	76
Aras Corporation+	One stop	L +	7.00%	(b)	5.71%	cash/	3.75%	PIK	04/2027	14,159	14,055	0.6	14,159
Aras Corporation+	One stop	L +	6.50%	(c)	9.50%				04/2027	31	30	—	31
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%				06/2029	3,199	3,407	0.1	3,103
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%				06/2029	550	539	—	500
Auvik Networks Inc.+(8)(12)	One stop	SF +	5.75%	(l)	5.73%	cash/	2.75%	PIK	07/2027	7,033	6,978	0.3	6,829
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.25%	(l)	5.73%	cash/	3.25%	PIK	07/2027	1,251	1,239	—	1,239
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(b)(c)	7.07%				04/2026	5,728	5,753	0.2	5,728
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.75%	(e)(f)	5.85%				04/2026	2,075	2,375	0.1	2,075
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(c)	7.05%				04/2026	272	270	—	272
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(b)(c)	8.87%				04/2026	15	14	—	15
Axiom Merger Sub Inc.+	One stop	L +	5.50%		N/A(6)				10/2025	—	—	—	—
Bayshore Intermediate #2, L.P.+	One stop	L +	7.75%	(a)	10.43%				10/2028	65,064	63,909	2.6	65,064
Bayshore Intermediate #2, L.P.+(5)	One stop	L +	6.75%		N/A(6)				10/2027	—	(3)	—	—
Bonterra LLC+	One stop	L +	6.25%	(b)	9.92%				09/2027	63,832	63,041	2.5	63,194
Bonterra LLC+	One stop	L +	6.25%	(b)	9.92%				09/2027	122	120	—	120
Bonterra LLC+(5)	One stop	L +	6.25%		N/A(6)				09/2027	—	(36)	—	(58)
Bottomline Technologies, Inc.+	One stop	SF +	5.50%	(k)	8.35%				05/2029	28,163	27,631	1.1	27,318
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(4)	—	(6)
Bullhorn, Inc.*#+	One stop	L +	5.75%	(b)	9.42%				09/2026	65,946	65,212	2.6	65,946
Bullhorn, Inc.+(8)(9)	One stop	SN +	6.00%	(i)	8.19%				09/2026	10,681	11,636	0.4	10,681
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(e)	6.94%				09/2026	4,236	4,672	0.2	4,236
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	214	211	—	214
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	96	95	—	96
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	76	76	—	76
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	110	107	—	110
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L +	5.00%	(a)	8.12%				06/2028	9,819	9,658	0.4	9,819
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L +	5.00%	(a)	8.12%				06/2026	28	26	—	28
Calabrio, Inc.+	One stop	L +	7.00%	(b)	10.67%				04/2027	53,683	53,073	2.1	53,683
Calabrio, Inc.+(5)	One stop	L +	7.00%		N/A(6)				04/2027	—	(3)	—	—
Community Brands Parentco LLC+	One stop	SF +	5.75%	(k)	8.88%				02/2028	14,194	13,939	0.5	13,911
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(2)
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	8.62%				10/2028	27,710	27,471	1.1	26,879
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	8.62%				10/2028	2,337	2,307	0.1	2,267
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2027	—	(2)	—	(5)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2028	$—	$(10)	—%	$(33)
Diligent Corporation*#+	One stop	L +	6.25%	(c)	9.13%				08/2025	86,292	86,221	3.4	85,426
Diligent Corporation+	One stop	L +	5.75%	(c)	8.63%				08/2025	5,964	5,925	0.2	5,832
Diligent Corporation+	One stop	L +	6.25%	(c)	8.49%				08/2025	162	161	—	158
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(i)	8.19%				02/2029	12,937	15,067	0.5	12,161
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	6.00%	(h)	10.20%				02/2029	277	293	—	261
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(6)
FirstUp, Inc.+	One stop	L +	6.75%	(b)	6.92%	cash/	3.50%	PIK	07/2027	8,916	8,848	0.4	8,916
FirstUp, Inc.+(5)	One stop	L +	9.75%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L +	6.75%	(b)	9.56%	PIK			07/2027	9,948	9,815	0.4	9,847
Gainsight, Inc.+(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.*#+	One stop	L +	5.75%	(b)(c)	9.85%				05/2026	84,289	84,506	3.2	82,603
GS Acquisitionco, Inc.+	One stop	L +	5.75%	(c)	9.46%				05/2026	186	184	—	180
GS Acquisitionco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				05/2026	—	(4)	—	(40)
GTIV, LLC+	One stop	SF +	5.25%	(m)	8.36%				02/2029	74,215	73,541	2.9	72,731
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	(5)
GTY Technology Holdings, Inc.+	One stop	SF +	6.88%	(l)	9.81%	cash/	0.63%	PIK	07/2029	3,100	3,041	0.1	3,069
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(23)	—	(24)
ICIMS, Inc.+	One stop	SF +	6.75%	(l)	9.49%				08/2028	7,775	7,640	0.3	7,707
ICIMS, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(1)	—	(1)
ICIMS, Inc.+	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp. #+	One stop	SF +	5.50%	(l)	8.41%				05/2029	14,682	14,544	0.6	14,535
IQN Holding Corp. +(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. +(5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(31)	—	(3)
Island Bidco AB+(8)(9)(17)	One stop	E +	7.25%	(f)	0.23%	cash/	7.25%	PIK	07/2028	5,318	5,603	0.2	5,265
Island Bidco AB+(8)(17)	One stop	SF +	7.00%	(m)	6.09%	cash/	3.50%	PIK	07/2028	2,921	2,893	0.1	2,892
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	(1)
Juvare, LLC*	One stop	L +	6.25%	(b)	9.92%				10/2026	7,526	7,462	0.3	7,451
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				10/2026	1,737	1,722	0.1	1,719
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				10/2026	548	525	—	526
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				04/2026	45	45	—	45
Kaseya Inc.+	One stop	SF +	5.75%	(m)	8.29%				06/2029	9,178	9,044	0.4	8,994
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(3)	—	(5)
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(5)	—	(11)
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	50,096	50,522	2.0	50,096
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	5,610	5,570	0.2	5,610
Mindbody, Inc.+	One stop	L +	8.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	L +	5.50%	(b)	9.17%				12/2028	21,981	21,785	0.8	21,322
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(2)	—	(5)
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(18)
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(e)	6.00%				07/2028	6,408	7,633	0.2	6,216
Neo Bidco GMBH+(8)(13)	One stop	L +	6.00%	(b)	9.29%				01/2028	59	59	—	58
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
Newscycle Solutions, Inc.+	Senior loan	L +	7.00%	(b)	10.67%				12/2022	109	109	—	109

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	$8,409	$8,329	0.3%	$8,241
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	3,424	3,375	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)(c)	6.98%	10/2024	1,119	1,114	—	1,096
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	690	685	—	676
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	640	637	—	640
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(i)	6.81%	10/2024	78	94	—	76
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	40	40	—	37
Personify, Inc.*#+	One stop	L +	5.25%	(b)	8.92%	09/2024	13,723	13,851	0.5	13,723
Personify, Inc.#	One stop	L +	5.25%	(b)	8.92%	09/2024	8,173	8,126	0.3	8,173
Personify, Inc.+	One stop	L +	5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L +	8.00%	(a)	10.68%	03/2027	23,748	23,567	0.9	23,748
Pluralsight, LLC+(5)	One stop	L +	8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	9.67%	09/2028	4,221	4,184	0.2	4,221
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(a)	9.11%	09/2028	23	22	—	23
ProcessUnity Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)	09/2028	—	(7)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	L +	4.75%	(b)(c)	7.56%	05/2027	18,372	18,230	0.7	18,372
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.91%	05/2027	873	866	—	873
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	7.30%	05/2027	539	535	—	539
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	179	178	—	179
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	158	157	—	158
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	8.42%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.82%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	7.87%	05/2027	100	68	—	100
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L +	4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.+	One stop	L +	6.00%	(a)	9.12%	11/2027	9,488	9,407	0.4	9,298
QAD, Inc.+(5)	One stop	L +	6.00%		N/A(6)	11/2027	—	(4)	—	(9)
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	8.47%	06/2029	2,491	2,468	0.1	2,405
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	8.47%	06/2029	2,957	2,929	0.1	2,855
Quant Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	8.97%	06/2029	2,027	2,007	0.1	2,006
Quant Buyer, Inc.+	One stop	SF +	6.00%		N/A(6)	06/2029	—	—	—	—
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%	07/2029	6,546	6,795	0.3	6,456
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	07/2029	—	(26)	—	(26)
RegEd Aquireco, LLC+	Senior loan	L +	4.25%	(b)	7.06%	12/2024	11,183	11,188	0.4	10,401
RegEd Aquireco, LLC+	Senior loan	L +	4.25%	(b)(d)	7.87%	12/2024	236	235	—	220
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(m)	9.73%	12/2028	10,109	10,020	0.4	10,008
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(7)	—	(8)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	9.37%	05/2027	4,541	4,506	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L +	6.25%		N/A(6)	05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(k)	9.10%	08/2029	9,827	9,633	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(2)	—	(2)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	6.00%	(e)	6.00%	04/2029	30,114	30,386	1.2	29,813
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%	12/2025	40,459	40,211	1.6	40,459

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%				12/2025	$851	$846	—%	$851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+	One stop	L +	6.25%	(a)	9.37%				12/2026	31,358	31,083	1.2	30,730
Spartan Buyer Acquisition Co.+	One stop	L +	6.25%	(a)	9.37%				12/2026	1,993	1,961	0.1	1,953
Spartan Buyer Acquisition Co.+	One stop	P +	5.25%	(d)	11.50%				12/2026	48	46	—	43
Tahoe Bidco B.V. +	One stop	L +	6.00%	(a)	8.68%				09/2028	12,058	11,955	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	L +	5.75%	(b)(c)	8.61%				12/2025	886	876	—	871
Telesoft Holdings LLC+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(1)	—	(2)
Telesoft Holdings LLC+	One stop	L +	6.25%	(b)	9.03%				08/2028	65	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%	(m)	9.64%				07/2028	3,171	3,088	0.1	3,082
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(17)	—	(18)
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(a)	7.37%				12/2024	3,445	3,470	0.1	3,427
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(a)	7.37%				12/2024	910	898	—	906
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(a)	7.37%				12/2024	428	422	—	426
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(a)	7.62%				12/2024	233	227	—	233
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(a)	7.62%				12/2024	157	156	—	157
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(a)	7.37%				12/2024	17	17	—	17
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	15,245	15,300	0.6	15,245
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	6,893	6,810	0.3	6,893
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	4,181	4,151	0.2	4,181
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,767	1,799	0.1	1,767
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,715	1,743	0.1	1,715
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,671	1,701	0.1	1,671
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,614	1,630	0.1	1,614
Togetherwork Holdings, LLC*+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,555	1,584	0.1	1,555
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,450	1,475	0.1	1,450
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,188	1,196	—	1,188
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	654	666	—	654
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	453	449	—	453
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	438	435	—	438
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	250	248	—	250
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	63	64	—	63
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	58	59	—	58
Togetherwork Holdings, LLC+(5)	One stop	L +	6.25%		N/A(6)				03/2024	—	(1)	—	—
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.55%				03/2025	1,339	1,327	0.1	1,339
Trintech, Inc.*#+	One stop	L +	6.00%	(a)	9.12%				12/2024	22,029	22,121	0.9	21,809
Trintech, Inc.#+	One stop	L +	6.00%	(a)	9.12%				12/2024	9,140	9,218	0.4	9,050
Trintech, Inc.+	One stop	L +	6.00%	(a)	9.12%				12/2024	100	100	—	98
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	7,416	8,529	0.3	6,525
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	122	142	—	106
Vendavo, Inc.*#+	One stop	L +	5.75%	(b)	8.99%				09/2027	19,611	19,468	0.7	18,826
Vendavo, Inc.+	One stop	P +	4.75%	(d)	11.00%				09/2027	40	39	—	34
WebPT, Inc.+	One stop	L +	6.75%	(b)	9.82%				01/2028	626	617	—	620

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	$28,178	$28,542	1.1%	$28,178
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	4,986	4,954	0.2	4,986
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	3,532	3,477	0.1	3,532
Workforce Software, LLC+	One stop	L +	6.50%	(b)	9.57%				07/2025	118	116	—	118
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	69	68	—	69
										1,316,756	1,316,394	51.1	1,300,853
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(l)	9.20%	02/2028	$25,896	$25,427	1.0%	$25,119
Ave Holdings III, Corp+	One stop	P +	4.50%	(d)	10.75%	02/2028	14	12	—	10
Ave Holdings III, Corp+	One stop	SF +	5.50%	(l)	8.71%	02/2028	103	91	—	67
Batteries Plus Holding Corporation*#	One stop	L +	6.75%	(a)	9.87%	06/2023	21,921	21,921	0.9	21,921
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)	9.87%	06/2023	1,420	1,417	0.1	1,420
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)(d)	9.93%	06/2023	145	145	—	145
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	11,538	11,351	0.5	11,192
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	9,975	9,880	0.4	9,676
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	7.48%	05/2028	8,342	9,483	0.4	8,271
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	2,158	2,123	0.1	2,093
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	1,435	1,421	0.1	1,392
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	734	716	0.1	712
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	7.48%	05/2028	35	34	—	33
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%		N/A(6)	05/2028	—	—	—	—
Cycle Gear, Inc.*#+	One stop	SF +	5.50%	(l)	9.20%	01/2026	48,851	48,738	1.9	47,874
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	20,664	20,597	0.8	20,664
Imperial Optical Midco Inc.#	One stop	L +	6.75%	(a)	9.87%	08/2023	4,767	4,746	0.2	4,767
Imperial Optical Midco Inc.#	One stop	L +	6.75%	(a)	9.87%	08/2023	4,149	4,131	0.2	4,149
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	3,590	3,604	0.2	3,590
Imperial Optical Midco Inc.*+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,798	2,792	0.1	2,798
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,763	2,751	0.1	2,763
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,238	2,229	0.1	2,238
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,058	2,049	0.1	2,058
Imperial Optical Midco Inc.#+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,903	1,918	0.1	1,903
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,654	1,647	0.1	1,654
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,454	1,448	0.1	1,454
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,435	1,429	0.1	1,435
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,390	1,384	0.1	1,390
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,369	1,363	0.1	1,369
Imperial Optical Midco Inc.#+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,238	1,248	—	1,238
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,145	1,140	0.1	1,145
Imperial Optical Midco Inc.*+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,128	1,137	0.1	1,128
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	967	963	0.1	967
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	879	875	—	879
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	660	657	—	660
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	632	629	—	632
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	625	622	—	625
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	554	552	—	554
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	502	499	—	502
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	499	497	—	499
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	486	484	—	486
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	477	475	—	477
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	459	454	—	459
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	454	452	—	454
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	450	448	—	450
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	446	444	—	446

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	$442	$440	—%	$442
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	416	414	—	416
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	415	413	—	415
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	414	412	—	414
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	410	408	—	410
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	410	408	—	410
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	380	379	—	380
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	358	357	—	358
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	357	356	—	357
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	353	351	—	353
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	327	327	—	327
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	314	312	—	314
Imperial Optical Midco Inc.+(5)	One stop	L +	6.75%		N/A(6)	08/2023	—	(46)	—	—
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	306	304	—	306
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	284	283	—	284
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	277	275	—	277
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	277	276	—	277
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	272	271	—	272
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	269	268	—	269
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	257	256	—	257
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	257	256	—	257
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	239	238	—	239
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	238	238	—	238
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	219	218	—	219
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	218	217	—	218
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	215	214	—	215
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	209	208	—	209
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	195	194	—	195
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	193	192	—	193
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	192	191	—	192
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	188	188	—	188
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	179	178	—	179
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	172	171	—	172
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	167	167	—	167
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	165	164	—	165
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	161	160	—	161
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	160	159	—	160
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	158	158	—	158
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	153	152	—	153
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	152	151	—	152
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	143	143	—	143
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	143	142	—	143
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	138	137	—	138
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	133	132	—	133
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	131	131	—	131
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	131	131	—	131
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	129	128	—	129
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	127	127	—	127

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	$124	$124	—%	$124
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	114	113	—	114
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	114	114	—	114
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	114	114	—	114
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	112	111	—	112
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	109	109	—	109
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	106	106	—	106
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	105	105	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	105	104	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	105	104	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	99	99	—	99
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	96	95	—	96
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	82	82	—	82
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	79	79	—	79
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	79	78	—	79
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	74	73	—	74
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	71	71	—	71
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	65	65	—	65
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	64	63	—	64
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	63	62	—	63
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	62	61	—	62
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	60	60	—	60
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	59	59	—	59
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	54	54	—	54
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	52	52	—	52
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	47	47	—	47
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	42	42	—	42
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	40	40	—	40
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	39	38	—	39
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	36	35	—	36
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	34	34	—	34
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	35	34	—	35
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	34	34	—	34
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	33	32	—	33
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	31	31	—	31
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	29	29	—	29
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	$29	$29	—%	$29
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	29	29	—	29
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	27	27	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	25	25	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	25	25	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	24	24	—	24
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	18	18	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	16	16	—	16
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	15	15	—	15
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	14	14	—	14
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	12	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	12	11	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	6	6	—	6

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	$5	$5	—%	$5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	3	3	—	3
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	386	384	—	386
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	170	169	—	170
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	58	57	—	58
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	38	38	—	38
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	17	16	—	17
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	5.75%	(h)	9.92%				11/2024	16,781	17,761	0.6	16,381
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	SF +	5.75%	(l)	9.45%				11/2024	12,113	12,223	0.5	11,824
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	6.00%	(l)	9.70%				11/2024	5,307	5,265	0.2	5,205
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	6.00%	(h)	10.17%				11/2024	4,917	5,120	0.2	4,822
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	SF +	5.75%	(l)	9.45%				11/2024	4,219	4,252	0.2	4,118
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.75%	(l)	9.45%				11/2024	1,550	1,542	0.1	1,513
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.75%	(d)(k)	9.82%				11/2024	310	310	—	302
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	CP +	4.75%	(n)	10.20%				11/2024	39	43	—	38
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	6.00%	(h)	10.17%				11/2024	2,121	2,269	0.1	2,080
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	6.50%	(l)	10.20%				11/2024	1,035	1,014	0.1	1,025
PPV Intermediate Holdings, LLC+	One stop	SF +	5.75%	(l)(m)	9.29%				08/2029	7,738	7,590	0.3	7,583
PPV Intermediate Holdings, LLC+	One stop	N/A			13.00%				08/2030	918	896	—	895
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	(8)
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(23)	—	(19)
PPV Intermediate Holdings, LLC+(5)	One stop	N/A			13.00%				08/2030	—	(3)	—	(4)
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(l)	9.30%				08/2028	3,576	3,541	0.1	3,540
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(18)	—	(18)
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	SF +	4.75%	(l)	8.45%				10/2024	11,850	11,821	0.5	11,850
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	SF +	4.75%	(l)	8.45%				10/2024	1,674	1,702	0.1	1,674
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	SF +	4.75%		N/A(6)				10/2024	—	—	—	—
Titan Fitness, LLC*#+	One stop	L +	6.75%	(a)(b)	7.56%	cash/	2.00%	PIK	02/2025	30,810	30,991	1.1	28,958
Titan Fitness, LLC+	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	1,918	1,908	0.1	1,803
Titan Fitness, LLC+	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	490	487	—	458
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.50%	(l)	9.20%				03/2028	8,342	8,228	0.3	8,342
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(g)	8.86%				03/2028	7,286	8,376	0.3	7,286
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(l)	9.31%				04/2028	8,308	8,193	0.3	8,225
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	P +	4.50%	(d)	10.75%				04/2028	69	67	—	68
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	L +	5.50%	(b)	9.31%				04/2028	7	2	—	4
										344,146	346,216	13.3	338,066

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L +	6.75%	(b)	9.67%	cash/	0.75%	PIK	06/2023	$22,091	$22,086	0.9%	$21,870
Agility Recovery Solutions Inc.+	One stop	L +	6.75%	(b)(d)	9.91%	cash/	0.75%	PIK	06/2023	581	579	—	571
										22,672	22,665	0.9	22,441
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	1,954	1,932	0.1	1,817
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	974	963	0.1	906
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	855	846	—	796
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	(3)
Elite Sportswear, L.P.+	Senior loan	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	9,963	9,847	0.4	8,470
Elite Sportswear, L.P.+	Senior loan	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	4,005	3,958	0.2	3,404
Elite Sportswear, L.P.+	Senior loan	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	2,061	2,037	0.1	1,751
Elite Sportswear, L.P.+(5)	Senior loan	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	157	144	—	(5)
Elite Sportswear, L.P.*+	Senior loan	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	684	676	—	582
Elite Sportswear, L.P.+	Senior loan	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	313	309	—	266
Elite Sportswear, L.P.*+	Senior loan	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	300	295	—	255
Elite Sportswear, L.P.+	Senior loan	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	5	5	—	—
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	9,583	9,522	0.4	9,606
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	6,505	6,456	0.3	6,522
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	1,007	997	—	1,009
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	904	898	—	908
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	635	631	—	636
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	2	2	—	2
QF Holdings, Inc.+	One stop	L +	6.25%	(c)	10.43%				12/2027	626	617	—	626
SHO Holding I Corporation+	Senior loan	L +	5.25%	(b)	8.06%				04/2024	3,960	3,962	0.1	3,682
SHO Holding I Corporation+	Senior loan	L +	5.23%	(b)	8.04%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior loan	L +	5.00%	(b)	8.14%				04/2024	66	66	—	62
SHO Holding I Corporation+	Senior loan	L +	4.00%	(b)	7.06%				04/2024	35	35	—	35
SHO Holding I Corporation+	Senior loan	L +	4.00%	(b)	7.09%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L +	5.23%	(b)	7.95%				04/2024	—	—	—	—
										44,661	44,264	1.7	41,389
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	19,118	18,804	0.7	18,353
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	15,246	14,975	0.6	14,637
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.01%				06/2028	455	447	—	437
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	8.92%				06/2028	188	184	—	170
										35,007	34,410	1.3	33,597
Water Utilities
S.J. Electro Systems, LLC+	Senior loan	L +	4.50%	(a)	7.62%				06/2027	17,008	16,874	0.7	16,498
S.J. Electro Systems, LLC+	Senior loan	L +	4.50%	(a)	7.62%				06/2027	80	78	—	77
S.J. Electro Systems, LLC+	Senior loan	L +	4.50%	(a)	7.62%				06/2027	110	108	—	104
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%	(b)	7.77%				11/2026	584	554	—	532
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%	(a)	7.62%				11/2026	208	206	—	204
Vessco Midco Holdings, LLC+	Senior loan	P +	3.50%	(d)	9.75%				10/2026	2	2	—	2
										17,992	17,822	0.7	17,417
Total non-controlled/non-affiliate company debt investments										$5,257,884	$5,258,590	200.7%	$5,107,481

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (19)(20)
Aerospace and Defense
Tronair Parent, Inc.+	LLC units	N/A	N/A	N/A	—	$40	—%	$27
Whitcraft LLC+	Common Stock	N/A	N/A	N/A	11	2,285	0.1	2,870
						2,325	0.1	2,897
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A	N/A	5	314	—	60

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A	N/A	1	730	—	597
Go Car Wash Parent, Corp.+	Preferred stock	N/A	N/A	N/A	—	47	—	50
Go Car Wash Parent, Corp.+	Common Stock	N/A	N/A	N/A	—	29	—	36
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	330	—	481
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A	N/A	1	61	—	61
POY Holdings, LLC+	LLC units	N/A	N/A	N/A	141	141	—	278
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	508	0.1	1,020
						1,846	0.1	2,523
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A	N/A	177	1,769	0.1	1,536

Building Products
BECO Holding Company, Inc.+	Preferred stock	N/A	N/A	N/A	10	951	0.1	1,065
BECO Holding Company, Inc.+	LP interest	N/A	N/A	N/A	2	196	—	216
						1,147	0.1	1,281
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A	N/A	2	1,960	0.1	2,196
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	102
						2,084	0.1	2,298
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A	N/A	540	540	—	579
EGD Security Systems, LLC +	Common Stock	N/A	N/A	N/A	855	855	0.1	803
Hydraulic Authority III Limited+(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	474
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	533
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	359	359	—	374
PT Intermediate Holdings III, LLC+(21)	LLC units	N/A	N/A	N/A	8	767	—	822
Radwell Parent, LLC+	LP units	N/A	N/A	N/A	2	159	—	182
						3,107	0.1	3,767
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A	N/A	49	49	—	59

Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A	N/A	19	193	—	249
DP Flores Holdings, LLC+	LLC units	N/A	N/A	N/A	70	70	—	70
EMS LINQ, LLC+	LP interest	N/A	N/A	N/A	525	525	—	483
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12	—	5
HS Spa Holdings, Inc.+	Common Stock	N/A	N/A	N/A	479	479	—	460
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	0.1	885
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	—	305
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spear Education, LLC+	LLC interest	N/A	N/A	N/A	—	$7	—%	$35
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	37
						2,708	0.1	2,529
Electronic Equipment, Instruments & Components
Electrical Source Holdings, LLC+	LP interest	N/A	N/A	N/A	—	—	—	77
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	106
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	185
Inventus Power, Inc.+	LP interest	N/A	N/A	N/A	—	20	—	50
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	418

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	0.1%	$718
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	—	758
Feeders Supply Company, LLC+(21)	Preferred stock	N/A	N/A	N/A	4	401	—	592
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	181
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,738
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	155
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	28
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	884
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	593
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	0.1	1,675
						4,020	0.3	7,593
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	114
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	5
Borrower R365 Holdings, LLC+	Common Stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	2
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	484
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	148
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	175
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	251
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	N/A	—	13	—	13
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	208
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	946	0.2	4,657
						2,456	0.2	6,059
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	77	—	101
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	165
CCSL Holdings, LLC+	LP interest	N/A	N/A	N/A	—	336	—	254
CMI Parent Inc.+(21)	Common Stock	N/A	N/A	N/A	—	132	—	172
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	279
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	16
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	—
						5,222	—	987

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$386
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.2	3,719
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	2,176
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	1,119	0.1	1,402
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A	N/A	129	132	—	154
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A	N/A	429	327	0.1	1,252
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,025	0.1	1,809
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	0.1	905
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	648	—	841
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	61	—	64
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A	N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	21
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	11	—	13
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	177	199	—	241
Midwest Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	1	1,019	—	1,156
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	459
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	39
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A	N/A	412	335	—	526
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	91
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	304	—	265
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A	N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	—	528	—	739
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	4	74	—	781
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	67
Radiology Partners, Inc.+	LLC interest	N/A	N/A	N/A	43	55	—	266
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	222
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A	N/A	—	40	—	213
Suveto Buyer, LLC+	Common Stock	N/A	N/A	N/A	6	562	—	327
						12,481	0.7	18,134

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	154	$193	—%	$208
HSI Halo Acquisition, Inc.+	LP interest	N/A	N/A	N/A	—	288	—	389
HSI Halo Acquisition, Inc.+	LP interest	N/A	N/A	N/A	—	—	—	45
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	12	11,807	0.5	12,515
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	2,734	0.2	4,015
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,427	0.1	1,661
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	0.1	971
Symplr Software, Inc.+	LLC units	N/A	N/A	N/A	—	161	—	159
Symplr Software, Inc.+	Common Stock	N/A	N/A	N/A	177	—	—	739
Tebra Technologies, Inc.+	Warrant	N/A	N/A	N/A	169	871	—	686
Tebra Technologies, Inc.+	Warrant	N/A	N/A	N/A	53	162	—	162
Tebra Technologies, Inc.+	LLC interest	N/A	N/A	N/A	348	2,824	0.1	2,958
Tebra Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	1	8	—	12
						21,355	1.0	24,520
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP interest	N/A	N/A	N/A	206	206	—	285
Harri US LLC+	LLC units	N/A	N/A	N/A	83	658	—	658
Harri US LLC+	Preferred stock	N/A	N/A	N/A	71	455	—	512
Harri US LLC+	Warrant	N/A	N/A	N/A	18	106	—	129
LMP TR Holdings, LLC(21)	LLC units	N/A	N/A	N/A	712	712	0.1	2,956
SSRG Holdings, LLC+	LP interest	N/A	N/A	N/A	6	61	—	80
Tropical Smoothie Cafe Holdings, LLC+(21)	LP interest	N/A	N/A	N/A	5	246	0.1	945
						2,444	0.2	5,565

Household Durables
Groundworks LLC+	LLC interest	N/A	N/A	N/A	—	155	—	442

Insurance
Majesco+	LP interest	N/A	N/A	N/A	—	307	—	364
Majesco+	LP interest	N/A	N/A	N/A	69	—	—	43
						307	—	407

Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	17	17,025	0.7	17,564
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	10	10,219	0.4	10,542
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	1	1,104	—	1,096
						28,348	1.1	29,202

IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	1,994	0.1	2,172
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	587	462	0.2	4,684
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	0.1	1,228
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	35	291	—	285
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	0.1	1,481
Critical Start, Inc.+	Common Stock	N/A	N/A	N/A	225	225	—	225
Episerver, Inc.+	Common Stock	N/A	N/A	N/A	75	807	—	655
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	192	1,103	—	1,171

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation+	LLC units	N/A	N/A	N/A	9	$18	—%	$20
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A	N/A	37	367	—	504
Red Dawn SEI Buyer, Inc.+	LP interest	N/A	N/A	N/A	13	13	—	19
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	109
						6,208	0.5	12,553
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	0.1	1,715
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	67	117	—	192
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	46	80	—	131
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	38	65	—	108
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	33	58	—	95
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	15	24	—	40
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	2	2	—	4
						556	0.1	2,285
Life Sciences Tools & Services
PAS Parent Inc.+	LP interest	N/A	N/A	N/A	9	933	—	781
Reaction Biology Corporation+	LLC units	N/A	N/A	N/A	—	265	—	267
						1,198	—	1,048
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	—	1,004
W3 Co.+	Preferred stock	N/A	N/A	N/A	—	224	—	188
						1,856	—	1,192
Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A	N/A	3	312	—	280
Messenger, LLC+	LLC units	N/A	N/A	N/A	—	—	—	—
						312	—	280
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A	N/A	502	502	0.1	943
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	8	7,679	0.4	8,840
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	—	168	—	154
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A	N/A	2	2	—	—
						8,351	0.5	9,937

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A	N/A	—	$216	—%	$149
Enboarder, Inc.+(8)(11)	Preferred stock	N/A	N/A	N/A	56	573	—	620
Filevine, Inc.+	Preferred stock	N/A	N/A	N/A	221	1,401	0.1	1,479
Filevine, Inc.+	Warrant	N/A	N/A	N/A	33	49	—	153
Net Health Acquisition Corp.+	LP interest	N/A	N/A	N/A	13	1,509	0.1	1,719
Procure Acquireco, Inc.+	LP interest	N/A	N/A	N/A	—	486	—	516
						4,234	0.2	4,636
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A	N/A	62	434	—	472
SC Landco Parent, LLC+(8)	Common Stock	N/A	N/A	N/A	2	274	—	248
						708	—	720

Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A	N/A	N/A	408	447	—	532

Software
Accela, Inc.+	LLC interest	N/A	N/A	N/A	670	418	—	330
Anaplan, Inc.+	LP interest	N/A	N/A	N/A	385	385	—	385
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,000	0.1	1,165
Aras Corporation+	LP interest	N/A	N/A	N/A	306	306	—	247
Astute Holdings, Inc.+	LP interest	N/A	N/A	N/A	—	304	—	754
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A	N/A	N/A	26	256	—	278
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A	N/A	4,095	4,095	0.2	3,834
Calabrio, Inc.+	LP interest	N/A	N/A	N/A	1	769	—	875
Calabrio, Inc.+	LP interest	N/A	N/A	N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	149	1,663	0.1	1,905
Cloudbees, Inc.+	Warrant	N/A	N/A	N/A	131	247	0.1	1,342
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	71	466	0.1	877
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A	N/A	N/A	143	508	—	508
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.7	18,299
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	415	913	0.1	2,088
FirstUp, Inc.+	Common Stock	N/A	N/A	N/A	221	541	—	361
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	26	25,344	1.1	27,141
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,532	0.1	1,588
GS Acquisitionco, Inc.+	LP interest	N/A	N/A	N/A	1	170	—	1,038
GTY Technology Holdings, Inc.+	LP units	N/A	N/A	N/A	46	46	—	46
Impartner, Inc.+	Preferred stock	N/A	N/A	N/A	28	226	—	249
Kaseya Inc.+	Preferred stock	N/A	N/A	N/A	2	1,658	0.1	1,756
Kaseya Inc.+	LP interest	N/A	N/A	N/A	100	100	—	100
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	147
Ministry Brands Holdings LLC+	LP interest	N/A	N/A	N/A	438	439	—	251
mParticle, Inc.+	Preferred stock	N/A	N/A	N/A	162	1,060	—	1,141
mParticle, Inc.+	Warrant	N/A	N/A	N/A	73	16	—	419
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A	N/A	4	9	—	19
Personify, Inc.+	LP interest	N/A	N/A	N/A	716	942	0.1	1,565
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	—	964	0.1	1,386
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	$329	—%	$188
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	184	—	267
QAD, Inc.+	Preferred stock	N/A	N/A	N/A	—	125	—	120
QAD, Inc.+	Common Stock	N/A	N/A	N/A	9	0	—	0
RegEd Aquireco, LLC+	LP interest	N/A	N/A	N/A	—	331	—	66
RegEd Aquireco, LLC+	LP interest	N/A	N/A	N/A	3	21	—	0
Riskonnect Parent, LLC+	Preferred stock	N/A	N/A	N/A	18	18,055	0.7	17,791
Riskonnect Parent, LLC+	LP interest	N/A	N/A	N/A	857	859	—	825
Riskonnect Parent, LLC+	Preferred stock	N/A	N/A	N/A	—	323	—	340
SnapLogic, Inc.+	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,392
SnapLogic, Inc.+	Warrant	N/A	N/A	N/A	106	75	—	361
Spartan Buyer Acquisition Co.+	Common Stock	N/A	N/A	N/A	1	623	—	747
Telesoft Holdings LLC+	LP interest	N/A	N/A	N/A	6	6	—	6
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A	N/A	N/A	—	62	—	62
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	973	—	577
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	36	—	38
						83,924	3.7	92,874

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	Preferred stock	N/A	N/A	N/A	9	$8,508	0.4%	$9,086
Ave Holdings III, Corp+	LP units	N/A	N/A	N/A	1	934	0.1	888
Batteries Plus Holding Corporation+	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,386
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	—	602
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	169
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	62
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,077
Pet Holdings ULC+(8)(12)	LP interest	N/A	N/A	N/A	677	450	0.1	1,732
Salon Lofts Group, LLC+	LP units	N/A	N/A	N/A	—	87	—	87
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,848
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	433
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,682
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	0.1	1,124
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,240
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A	N/A	—	37	—	39
						19,518	1.4	29,455

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	411

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A	N/A	20	239	—	511
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	1
MakerSights, Inc.+	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	183
						618	—	913

Total non-controlled/non-affiliate company equity investments						$221,151	10.6%	$267,113

Total non-controlled/non-affiliate company investments					$5,257,884	$5,479,741	211.3%	$5,374,594

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(22)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%	(a)	9.37%		04/2024	$5,786	$5,791	0.2%	$5,786
Abita Brewing Co., L.L.C.+	Second lien	L +	8.00%	(b)	11.67%		04/2024	3,730	3,723	0.1	2,051
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%		N/A(6)		04/2024	—	—	—	—
								9,516	9,514	0.3	7,837
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	6,502	4,074	0.2	4,733
Sloan Company, Inc., The+	One stop	L +	8.50%	(b)	12.17%		07/2023	1,585	1,585	0.1	1,585
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	431	271	—	—
								8,518	5,930	0.3	6,318
Energy, Equipment & Services
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	3,720	3,623	0.1	1,487
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	1,107	1,077	—	253
								4,827	4,700	0.1	1,740
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior loan	L +	8.00%	(b)	11.60%		12/2024	12,830	12,638	0.4	10,905
Rubio's Restaurants, Inc.+(5)	Senior loan	L +	8.00%		N/A(6)		12/2024	—	(11)	—	(208)
								12,830	12,627	0.4	10,697
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	11,770	11,799	0.4	11,182
Elite Dental Partners LLC+	One stop	SF +	12.00%	(l)	15.55%	PIK	06/2023	2,991	2,991	0.1	2,961
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	1,269	1,269	—	1,269
								16,030	16,059	0.5	15,412
Software
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	6,454	6,397	0.2	4,583
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	539	535	—	382
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	40	40	—	30
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	10.79%		10/2024	2	2	—	(16)
								7,035	6,974	0.2	4,979

Total non-controlled/affiliate debt investments								$58,756	$55,804	1.8%	$46,983

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	—%	$234

Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common Stock	N/A	N/A	N/A	—	41	—	—

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,059
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	886	182	—	250
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	536	110	—	151
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	11
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	52	3	—	6
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	2,477

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.2	4,042
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	—	1,235
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						4,152	0.2	5,277
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	98,370	2,321	0.1	2,231
Switchfly LLC+	LLC units	N/A	N/A	N/A	950	950	—	487
						3,271	0.1	2,718

Total non-controlled/affiliate equity investments						$10,041	0.4%	$10,706

Total non-controlled/affiliate investments					$58,756	$65,845	2.2%	$57,689

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Controlled affiliate company investments(23)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	N/A	10.00%	PIK	08/2023	$30,277	$19,550	0.4%	$10,596
MMan Acquisition Co.+	One stop	N/A	8.00%	PIK	08/2023	1,588	1,588	0.1	1,524
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	255	255	—	255
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
Total controlled affiliate debt investments						$33,818	$23,091	0.5%	$14,073

Equity Investments (19)(20)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A		N/A	—	$927	—%	$—

Total controlled affiliate equity investments							$927	—%	$—

Total controlled affiliate investments						$33,818	$24,018	0.5%	$14,073

Total investments						$5,350,458	$5,569,604	214.0%	$5,446,356

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.8%	(24)			$37,208	1.5%	$37,208
Total money market funds							$37,208	1.5%	$37,208
Total Investments and Money Market Funds							$5,606,812	215.5%	$5,483,564

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars, Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Canadian Prime (“CP”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 3.14% as of September 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 3.75% as of September 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 4.23% as of September 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 6.25% as of September 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was 1.17% as of September 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 1.81% as of September 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 3.11% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 4.20% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 2.98% as of September 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR Rate which was 3.04% as of September 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR Rate which was 3.59% as of September 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR Rate which was 3.99% as of September 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 5.45% as of September 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022.
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
(6)The entire commitment was unfunded as of September 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 11.6% of the Company's total assets calculated in accordance with the 1940 Act.
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
(15)The headquarters of this portfolio company is located in Israel.
(16)The headquarters of this portfolio company is located in Finland.
(17)The headquarters of this portfolio company is located in Sweden.
(18)The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that entitles it to receive preferential dividends.
(22)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2022	Interest, dividend and fee income
Abita Brewing Co. LLC	$10,050	$413	$(212)	$(2,180)	$—	$8,071	$823
Benetech, Inc.	2,399	2,821	(2,512)	(968)	—	1,740	227
Elite Dental Partners LLC	16,952	4,151	(60)	(354)	—	20,689	1,313
Paradigm DKD Group, LLC	2,627	357	(3,605)	(571)	1,192	—	2,026
Rubio's Restaurants, Inc	17,559	4	(44)	(4,345)	—	13,174	1,379
Sloan Company, Inc.	5,162	1,520	(648)	284	—	6,318	127
Switchfly LLC	6,168	1,321	—	208	—	7,697	603
Uinta Brewing Company	462	22	(498)	1,040	(1,026)	—	6
Total Non-Controlled Affiliates	$61,379	$10,609	$(7,579)	$(6,886)	$166	$57,689	$6,504

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
(23)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2022	Interest, dividend and fee income
MMan Acquisition Co.	$18,237	$4,956	$(2,996)	$(6,124)	$—	$14,073	$102
Total Controlled Affiliates	$18,237	$4,956	$(2,996)	$(6,124)	$—	$14,073	$102

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(24)The rate shown is the annualized seven-day yield as of September 30, 2022.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*#+~	Senior loan	L +	5.50%	(c)	6.50%				06/2023	$40,173	$39,983	1.6%	$40,173
NTS Technical Systems~	Second lien	L +	9.75%	(c)	10.75%				12/2023	4,589	4,524	0.2	4,589
NTS Technical Systems+	Senior loan	L +	5.50%	(c)	6.50%				06/2023	1,247	1,195	—	1,247
NTS Technical Systems+(5)	Senior loan	L +	5.50%		N/A(6)				06/2023	—	(26)	—	—
Tronair Parent, Inc.+	Senior loan	L +	6.25%	(c)(e)	6.75%	cash/	0.50%	PIK	09/2023	680	676	—	606
Tronair Parent, Inc.+	Senior loan	L +	6.25%	(c)	6.75%	cash/	0.50%	PIK	06/2023	20	17	—	4
Whitcraft LLC*#+~	One stop	L +	6.00%	(c)	7.00%				04/2023	63,253	63,492	2.4	61,355
Whitcraft LLC+(5)	One stop	L +	6.00%		N/A(6)				04/2023	—	(1)	—	(9)
										109,962	109,860	4.2	107,965
Airlines
Aurora Lux Finco S.A.R.L.+(8)(13)	One stop	L +	6.00%	(c)	7.00%				12/2026	985	967	—	936

Auto Components
Covercraft Parent III, Inc.+	Senior loan	L +	4.50%	(c)	5.50%				08/2027	4,927	4,878	0.2	4,877
Covercraft Parent III, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				08/2027	—	(1)	—	(1)
Covercraft Parent III, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				08/2027	—	(18)	—	(18)
North Haven Falcon Buyer, LLC	One stop	L +	6.00%	(a)	7.00%				05/2027	6,160	6,045	0.2	6,160
North Haven Falcon Buyer, LLC+(5)	One stop	L +	6.00%		N/A(6)				05/2027	—	(19)	—	—
Polk Acquisition Corp.*#+	Senior loan	L +	6.00%	(a)	7.00%				12/2023	18,106	17,991	0.7	18,106
Polk Acquisition Corp.+	Senior loan	L +	6.00%	(a)	7.00%				12/2023	181	182	—	181
Polk Acquisition Corp.+	Senior loan	L +	6.00%	(a)	7.00%				12/2023	107	106	—	107
Power Stop, LLC+~	Senior loan	L +	4.50%	(a)	4.58%				10/2025	2,813	2,856	0.1	2,813
										32,294	32,020	1.2	32,225
Automobiles
CG Group Holdings, LLC+	One stop	L +	5.25%	(c)	6.25%				07/2027	31,463	31,159	1.2	31,148
CG Group Holdings, LLC+	One stop	L +	5.25%	(a)(c)	6.25%				07/2026	168	164	—	164
JHCC Holdings LLC	One stop	L +	5.50%	(c)	6.50%				09/2025	15,472	15,253	0.6	15,318
JHCC Holdings LLC+	One stop	P +	4.50%	(f)	7.75%				08/2027	501	496	—	496
JHCC Holdings LLC+	One stop	L +	5.50%	(c)(f)	6.89%				09/2025	298	296	—	295
JHCC Holdings LLC+	One stop	P +	4.50%	(f)	7.53%				09/2025	7	6	—	6
JHCC Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				08/2027	—	(33)	—	(33)
MOP GM Holding, LLC*#+~	One stop	L +	5.75%	(c)	6.75%				11/2026	24,221	23,961	1.0	23,980
MOP GM Holding, LLC+	One stop	L +	5.75%	(d)	6.75%				11/2026	2,604	2,576	0.1	2,578
MOP GM Holding, LLC+	One stop	L +	5.75%	(c)	6.75%				11/2026	1,930	1,909	0.1	1,910
MOP GM Holding, LLC+(5)	One stop	L +	5.75%		N/A(6)				11/2026	—	(2)	—	(2)
MOP GM Holding, LLC+(5)	One stop	L +	5.75%		N/A(6)				11/2026	—	(76)	—	(64)
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
EWC Growth Partners LLC	One stop	L +	7.50%	(c)	6.50%	cash/	2.00%	PIK	03/2026	$922	$908	—%	$875
EWC Growth Partners LLC+	One stop	L +	7.50%	(c)	6.50%	cash/	2.00%	PIK	03/2026	30	29	—	29
EWC Growth Partners LLC+	One stop	L +	7.50%	(c)	6.50%	cash/	2.00%	PIK	03/2026	18	18	—	17
Excelligence Learning Corporation#+	One stop	L +	6.50%	(c)	5.50%	cash/	2.00%	PIK	04/2023	10,766	10,612	0.4	10,335
Flores & Associates, LLC	One stop	L +	4.75%	(c)	5.75%				04/2027	3,778	3,699	0.2	3,778
Flores & Associates, LLC+	One stop	L +	4.75%	(b)(c)	5.75%				04/2027	843	833	—	843
Flores & Associates, LLC+	One stop	L +	4.75%	(c)	5.75%				04/2027	777	768	—	777
Flores & Associates, LLC+(5)	One stop	L +	4.75%		N/A(6)				04/2027	—	(1)	—	—
FSS Buyer LLC+	One stop	L +	5.75%	(c)	6.50%				08/2028	5,547	5,437	0.2	5,436
FSS Buyer LLC+	One stop	L +	5.75%	(c)	6.50%				08/2027	17	16	—	16
Learn-it Systems, LLC+	Senior loan	L +	4.50%	(c)	5.50%				03/2025	2,523	2,557	0.1	2,518
Learn-it Systems, LLC+	Senior loan	L +	4.50%	(c)	5.50%				03/2025	1,357	1,354	0.1	1,355
Learn-it Systems, LLC+	Senior loan	L +	4.50%	(b)	5.50%				03/2025	8	9	—	8
Learn-it Systems, LLC+(5)	Senior loan	L +	4.75%		N/A(6)				03/2025	—	(12)	—	8
Liminex, Inc.~	One stop	L +	7.25%	(c)	8.25%				11/2026	25,462	25,049	1.0	25,462
Liminex, Inc.+	One stop	L +	7.25%	(c)	8.25%				11/2026	800	792	—	800
Liminex, Inc.+(5)	One stop	L +	7.25%		N/A(6)				11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L +	6.00%	(a)	7.00%				05/2026	4,629	4,577	0.2	4,653
Litera Bidco LLC+	One stop	L +	5.75%	(a)	6.75%				05/2026	3,711	3,729	0.1	3,694
Litera Bidco LLC+	One stop	L +	5.75%	(a)	6.75%				05/2026	696	716	—	693
Litera Bidco LLC+	One stop	L +	5.75%	(a)	6.75%				05/2026	696	717	—	693
Litera Bidco LLC+	One stop	L +	6.00%	(a)	7.00%				05/2026	145	140	—	148
Litera Bidco LLC+	One stop	L +	5.75%		N/A(6)				05/2025	—	—	—	—
PADI Holdco, Inc.*#	One stop	L +	7.25%	(d)	6.75%	cash/	1.50%	PIK	04/2024	21,666	21,774	0.8	19,499
PADI Holdco, Inc.+~(8)(9)	One stop	E +	7.25%	(g)	5.75%	cash/	1.50%	PIK	04/2024	20,757	20,973	0.8	18,759
PADI Holdco, Inc.~	One stop	L +	7.25%	(c)	6.75%	cash/	1.50%	PIK	04/2024	812	807	—	731
PADI Holdco, Inc.+	One stop	L +	7.25%	(c)	6.75%	cash/	1.50%	PIK	04/2024	168	167	—	151
PADI Holdco, Inc.+	One stop	L +	7.25%	(c)	6.75%	cash/	1.50%	PIK	04/2023	108	108	—	89
Provenance Buyer LLC+	One stop	L +	5.50%	(c)	6.25%				06/2027	18,464	18,109	0.7	18,464
Provenance Buyer LLC+(5)	One stop	L +	5.50%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	Senior loan	L +	5.50%		N/A(6)				06/2027	—	(3)	—	—
										137,858	136,742	5.1	132,930
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L +	6.00%	(c)	7.00%				12/2027	4,056	3,978	0.2	3,975
AxiomSL Group, Inc.+	One stop	L +	6.00%		N/A(6)				12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L +	6.00%		N/A(6)				12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L +	5.50%	(c)	6.25%				07/2027	8,098	8,002	0.3	8,098
Banker's Toolbox, Inc.+	One stop	L +	5.50%		N/A(6)				07/2027	—	—	—	—
Banker's Toolbox, Inc.+	One stop	L +	5.50%		N/A(6)				07/2027	—	—	—	—
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.50%	(a)	6.25%				11/2026	3,596	3,550	0.1	3,596
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.50%	(a)	6.25%				11/2026	828	815	—	828
										16,578	16,345	0.6	16,497
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	L +	5.25%	(c)	6.25%				09/2023	$18,418	$18,549	0.7%	$18,418
Cafe Rio Holding, Inc.+	One stop	L +	5.25%	(c)	6.25%				09/2023	3,311	3,309	0.1	3,311
Cafe Rio Holding, Inc.#+	One stop	L +	5.25%	(c)	6.25%				09/2023	2,225	2,272	0.1	2,225
Cafe Rio Holding, Inc.*#	One stop	L +	5.25%	(c)	6.25%				09/2023	1,412	1,443	0.1	1,412
Cafe Rio Holding, Inc.#+	One stop	L +	5.25%	(c)	6.25%				09/2023	1,247	1,274	—	1,247
Cafe Rio Holding, Inc.+	One stop	L +	5.25%	(c)	6.25%				09/2023	179	179	—	179
Cafe Rio Holding, Inc.+	One stop	L +	5.25%		N/A(6)				09/2023	—	—	—	—
Captain D's, LLC#	Senior loan	L +	4.50%	(c)	5.50%				12/2023	13,688	13,718	0.6	13,688
Captain D's, LLC~	Senior loan	L +	4.50%	(c)	5.50%				12/2023	2,149	2,124	0.1	2,149
Captain D's, LLC+	Senior loan	L +	4.50%		N/A(6)				12/2023	—	—	—	—
Feeders Supply Company, LLC#+	One stop	L +	5.00%	(a)	6.00%				04/2023	8,844	8,791	0.4	8,844
Feeders Supply Company, LLC+	Subordinated debt	N/A			12.50%	cash/	7.00%	PIK	10/2023	163	163	—	163
Feeders Supply Company, LLC+	One stop	L +	5.00%		N/A(6)				04/2023	—	—	—	—
FWR Holding Corporation#+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	10,428	10,420	0.4	10,428
FWR Holding Corporation#+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	1,824	1,862	0.1	1,824
FWR Holding Corporation#+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	1,153	1,177	—	1,153
FWR Holding Corporation#+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	365	372	—	365
FWR Holding Corporation+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	275	275	—	275
FWR Holding Corporation#+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	273	278	—	273
FWR Holding Corporation+	One stop	L +	5.75%	(a)	6.50%	cash/	0.25%	PIK	08/2023	132	131	—	132
FWR Holding Corporation+	One stop	L +	5.50%		N/A(6)				08/2023	—	—	—	—
FWR Holding Corporation+	One stop	L +	5.50%		N/A(6)				08/2023	—	—	—	—
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	877	892	—	877
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	690	701	—	690
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	677	675	—	677
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	332	331	—	332
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	332	331	—	332
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	164	164	—	164
Mendocino Farms, LLC+	One stop	L +	8.50%	(a)	2.00%	cash/	7.50%	PIK	06/2023	100	99	—	100
Mendocino Farms, LLC+(5)	One stop	L +	7.50%		N/A(6)				06/2023	—	(1)	—	—
Ruby Slipper Cafe LLC, The*+	One stop	L +	7.50%	(c)	8.50%				01/2023	2,041	2,037	0.1	2,000
Ruby Slipper Cafe LLC, The+	One stop	L +	7.50%	(c)	8.50%				01/2023	413	421	—	405
Ruby Slipper Cafe LLC, The+	One stop	L +	7.50%	(c)	8.50%				01/2023	30	30	—	30
Wetzel's Pretzels, LLC*#+	One stop	L +	6.75%	(c)	7.75%				09/2023	16,278	16,067	0.7	16,278
Wetzel's Pretzels, LLC+	One stop	L +	6.75%	(c)	7.75%				09/2023	—	—	—	—
Wood Fired Holding Corp.*#	One stop	L +	7.25%	(c)	7.25%	cash/	1.00%	PIK	12/2023	14,225	14,307	0.6	14,225
Wood Fired Holding Corp.+	One stop	L +	7.25%	(c)	7.25%	cash/	1.00%	PIK	12/2023	705	701	—	705
Wood Fired Holding Corp.+(5)	One stop	L +	6.25%		N/A(6)				12/2023	—	(1)	—	—
Zenput Inc.+	One stop	L +	9.00%	(c)	7.00%	cash/	3.00%	PIK	06/2026	1,098	1,093	—	1,123
Zenput Inc.+	One stop	L +	9.00%	(c)	7.00%	cash/	3.00%	PIK	06/2026	10	10	—	10
										104,058	104,194	4.0	104,034

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(c)	4.50%	cash/	3.00%	PIK	06/2027	$13,066	$12,820	0.5%	$13,066
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(c)	7.50%				06/2027	43	41	—	43
Flavor Producers, LLC#~	Senior loan	L +	5.75%	(c)	5.75%	cash/	1.00%	PIK	12/2023	5,005	4,933	0.2	4,906
Flavor Producers, LLC+(5)	Senior loan	L +	4.75%		N/A(6)				12/2022	—	(2)	—	—
Kodiak Cakes, LLC+	Senior loan	L +	4.50%	(a)	5.50%				06/2027	12,369	12,101	0.5	12,378
Kodiak Cakes, LLC+	Senior loan	L +	4.50%	(a)	5.50%				06/2026	50	48	—	49
Louisiana Fish Fry Products, Ltd.+	One stop	L +	5.75%	(c)	6.75%				07/2027	9,876	9,780	0.4	9,777
Louisiana Fish Fry Products, Ltd.+	One stop	L +	5.75%	(c)	6.75%				07/2027	36	35	—	35
MAPF Holdings, Inc.*#+~	One stop	L +	5.50%	(c)	6.50%				12/2026	33,863	33,563	1.3	33,863
MAPF Holdings, Inc.+(5)	One stop	L +	5.50%		N/A(6)				12/2026	—	(39)	—	—
MAPF Holdings, Inc.+(5)	One stop	L +	5.50%		N/A(6)				12/2026	—	(3)	—	—
FCID Merger Sub, Inc.*+~	One stop	L +	6.00%	(c)	7.00%				12/2026	15,654	15,458	0.6	15,654
FCID Merger Sub, Inc.+(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(1)	—	—
FCID Merger Sub, Inc.+(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(29)	—	—
Purfoods, LLC+	One stop	N/A			7.00%	PIK			05/2026	79	83	—	79
Ultimate Baked Goods Midco LLC+	One stop	L +	6.25%	(a)	7.25%				08/2027	6,722	6,656	0.2	6,654
Ultimate Baked Goods Midco LLC+(5)	One stop	L +	6.25%	(c)	7.25%				08/2027	11	(23)	—	10
Whitebridge Pet Brands, LLC	One stop	L +	5.00%	(a)	6.00%				07/2027	15,256	14,960	0.6	15,103
Whitebridge Pet Brands, LLC+	One stop	L +	5.00%	(a)	6.00%				07/2027	10	9	—	9
										112,040	110,390	4.3	111,626

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.#+	One stop	L +	6.00%	(c)	7.00%				12/2021	$23,143	$23,194	0.8%	$20,828
Active Day, Inc.#+	One stop	L +	6.00%	(c)	7.00%				12/2021	1,786	1,790	0.1	1,607
Active Day, Inc.*#	One stop	L +	6.00%	(c)	7.00%				12/2021	1,151	1,153	—	1,036
Active Day, Inc.+	One stop	L +	6.00%	(c)	7.00%				12/2021	917	921	—	825
Active Day, Inc.+	One stop	L +	6.00%	(c)	7.00%				12/2021	809	809	—	728
Active Day, Inc.*#	One stop	L +	6.00%	(c)	7.00%				12/2021	796	796	—	716
Active Day, Inc.+(5)	One stop	L +	6.00%	(c)	7.00%				12/2021	2	2	—	(18)
Active Day, Inc.+	One stop	L +	6.00%	(c)	7.00%				12/2021	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	L +	5.00%	(c)	6.00%				03/2025	6,275	6,087	0.2	6,275
Acuity Eyecare Holdings, LLC+	One stop	L +	6.25%	(c)	7.25%				03/2025	4,119	4,130	0.2	4,191
Acuity Eyecare Holdings, LLC+	One stop	L +	6.25%	(c)	7.25%				03/2025	3,669	3,634	0.1	3,734
Acuity Eyecare Holdings, LLC#+	One stop	L +	6.25%	(c)	7.25%				03/2025	3,504	3,561	0.2	3,567
Acuity Eyecare Holdings, LLC+~	One stop	L +	6.25%	(c)	7.25%				03/2025	3,235	3,312	0.1	3,293
Acuity Eyecare Holdings, LLC+~	One stop	L +	6.25%	(c)	7.25%				03/2025	1,888	1,959	0.1	1,921
Acuity Eyecare Holdings, LLC+	One stop	L +	6.25%	(c)	7.25%				03/2025	457	469	—	464
Acuity Eyecare Holdings, LLC+	One stop	L +	13.00%	(c)	7.25%	cash/	6.75%	PIK	03/2025	238	237	—	253
Acuity Eyecare Holdings, LLC+	One stop	L +	6.25%	(c)(f)	7.29%				03/2025	195	194	—	199
Acuity Eyecare Holdings, LLC+	One stop	L +	6.25%	(c)	7.25%				03/2025	168	167	—	171
Acuity Eyecare Holdings, LLC+	Senior loan	L +	6.25%	(c)	7.25%				03/2025	111	110	—	113
Acuity Eyecare Holdings, LLC+	One stop	L +	13.00%	(c)	7.25%	cash/	6.75%	PIK	03/2025	91	90	—	96
Acuity Eyecare Holdings, LLC+	One stop	L +	6.25%	(c)	7.25%				03/2025	1	1	—	1
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P +	3.75%	(f)	7.00%				07/2021	11,412	6,855	—	197
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L +	8.50%	(a)	9.75%				07/2021	4,082	7	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P +	3.75%	(f)	7.00%				07/2021	781	469	—	13
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	P +	3.75%	(f)	7.00%				07/2021	576	540	—	10
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.00%	(c)	7.00%				03/2027	3,976	3,922	0.2	3,976
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	10.50%	(c)	11.50%				03/2028	1,680	1,658	0.1	1,680
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.00%	(c)	7.00%				03/2027	1,666	1,623	0.1	1,666
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	10.50%	(c)	11.50%				03/2028	472	466	—	472
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(2)	—	—
CRH Healthcare Purchaser, Inc.*~	Senior loan	L +	4.50%	(c)	5.50%				12/2024	19,502	19,498	0.7	19,306
CRH Healthcare Purchaser, Inc.+	Senior loan	L +	4.50%	(c)	5.50%				12/2024	5,250	5,199	0.2	5,197
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior loan	L +	4.50%	(c)	5.50%				12/2024	4,153	4,133	0.2	4,112
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				12/2024	—	(2)	—	(4)
Datix Bidco Limited+(8)(9)(10)	Senior loan	L +	4.50%	(i)	4.55%				04/2025	60,764	59,559	2.3	58,750
Datix Bidco Limited+(8)(9)(10)	Second lien	L +	7.75%	(i)	7.80%				04/2026	21,561	21,133	0.8	20,847
Emerge Intermediate, Inc.*#	One stop	L +	8.50%	(c)	7.00%	cash/	2.50%	PIK	05/2024	19,256	19,069	0.7	19,256
Emerge Intermediate, Inc.+(5)	One stop	L +	6.00%		N/A(6)				05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L +	5.25%	(c)	6.25%				11/2024	995	987	—	985
Encorevet Group LLC+	Senior loan	L +	5.25%	(c)	6.25%				11/2024	247	245	—	244

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Encorevet Group LLC+	One stop	L +	5.25%	(c)	6.25%				11/2024	$164	$163	—%	$163
Encorevet Group LLC+	Senior loan	L +	5.25%	(c)	6.25%				11/2024	111	111	—	110
Encorevet Group LLC+	One stop	L +	5.25%	(c)	6.25%				11/2024	99	93	—	92
Encorevet Group LLC+	Senior loan	L +	5.25%	(c)	6.25%				11/2024	69	69	—	68
Encorevet Group LLC+	Senior loan	L +	5.25%	(c)	6.25%				11/2024	57	57	—	57
Encorevet Group LLC+	One stop	L +	5.25%	(b)	6.25%				11/2024	32	32	—	32
Encorevet Group LLC+	Senior loan	L +	5.25%	(c)	6.25%				11/2024	10	10	—	10
Encorevet Group LLC+(5)	Senior loan	L +	5.25%		N/A(6)				11/2024	—	—	—	(1)
ERC Finance, LLC+	One stop	L +	6.00%	(a)(c)	7.00%				04/2024	6,999	6,879	0.3	6,999
ERC Finance, LLC+	One stop	L +	6.00%	(a)	7.00%				04/2024	7	6	—	7
ERC Finance, LLC+(5)	One stop	L +	6.00%		N/A(6)				04/2024	—	(3)	—	—
Eyecare Services Partners Holdings LLC+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	18,333	18,397	0.6	15,583
Eyecare Services Partners Holdings LLC*+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	8,042	8,121	0.3	6,836
Eyecare Services Partners Holdings LLC*#	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	7,043	7,116	0.2	5,986
Eyecare Services Partners Holdings LLC+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	5,183	5,197	0.2	4,406
Eyecare Services Partners Holdings LLC*+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	2,405	2,430	0.1	2,044
Eyecare Services Partners Holdings LLC*+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	1,543	1,559	0.1	1,312
Eyecare Services Partners Holdings LLC*#	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	1,141	1,152	—	970
Eyecare Services Partners Holdings LLC*#	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	1,006	1,016	—	854
Eyecare Services Partners Holdings LLC*+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	649	654	—	552
Eyecare Services Partners Holdings LLC+	One stop	L +	6.25%	(c)	2.00%	cash/	5.25%	PIK	05/2023	400	399	—	340
FYI Optical Acquisitions, Inc. & FYI USA, Inc.~(8)(9)(12)	One stop	C +	4.50%	(m)	5.50%				03/2027	11,713	11,622	0.5	12,364
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(m)	5.50%				03/2027	187	185	—	196
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(m)	5.50%				03/2027	110	105	—	110
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L +	4.50%	(c)	5.50%				03/2027	20	19	—	20
Klick Inc.+(8)(12)	Senior loan	L +	4.50%	(c)	5.50%				03/2028	10,098	10,005	0.4	10,115
Klick Inc.+(5)(8)(12)	Senior loan	L +	4.50%		N/A(6)				03/2026	—	(1)	—	(1)
Krueger-Gilbert Health Physics, LLC+~	Senior loan	L +	5.25%	(c)	6.25%				05/2025	2,335	2,326	0.1	2,335
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(c)	6.25%				05/2025	1,874	1,873	0.1	1,874
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(c)	6.25%				05/2025	1,102	1,132	—	1,102
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(c)	6.25%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L +	5.25%		N/A(6)				05/2025	—	(20)	—	—

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
NVA Holdings, Inc.~	Senior loan	L +	3.50%	(a)	3.63%				02/2026	$2,766	$2,746	0.1%	$2,766
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	19,156	17,460	0.6	13,743
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	2,223	1,878	0.1	1,595
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	2,107	1,909	0.1	1,511
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	1,595	1,347	—	1,144
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	1,409	1,190	—	1,011
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	1,227	1,036	—	880
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	955	807	—	685
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	828	699	—	594
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	511	431	—	366
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)(f)	7.25%				05/2022	291	265	—	209
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	97	88	—	69
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	88	80	—	63
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	69	63	—	49
Oliver Street Dermatology Holdings, LLC+(7)	One stop	L +	6.25%	(c)	7.25%				05/2022	63	58	—	45
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(c)	6.75%				1/1/2023	18,931	18,919	0.8	18,931
Pinnacle Treatment Centers, Inc.*	One stop	L +	5.75%	(a)(c)	6.75%				1/1/2023	7,612	7,581	0.3	7,612
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(c)	6.75%				01/2023	1,555	1,555	0.1	1,555
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(c)	6.75%				01/2023	702	705	—	702
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(c)	6.75%				01/2023	186	186	—	186
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(c)	6.75%				01/2023	106	106	—	106
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(c)	6.75%				01/2023	37	37	—	37
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%		N/A(6)				01/2023	—	—	—	—
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%		N/A(6)				01/2023	—	—	—	—
PPT Management Holdings, LLC+	One stop	L +	8.00%	(c)	7.00%	cash/	2.00%	PIK	12/2022	25,353	24,648	0.9	23,324
PPT Management Holdings, LLC+	One stop	L +	8.00%	(c)	7.00%	cash/	2.00%	PIK	12/2022	308	301	—	283
PPT Management Holdings, LLC+	One stop	L +	8.00%	(c)	7.00%	cash/	2.00%	PIK	12/2022	182	178	—	168
PPT Management Holdings, LLC+	One stop	L +	8.00%	(c)	7.00%	cash/	2.00%	PIK	12/2022	90	79	—	82
PPT Management Holdings, LLC+(5)	One stop	L +	8.00%	(c)	7.00%	cash/	2.00%	PIK	12/2022	20	5	—	(14)
Summit Behavioral Healthcare, LLC*#+	Senior loan	L +	5.00%	(c)	6.00%				10/2023	29,343	29,128	1.2	29,343
Summit Behavioral Healthcare, LLC+	Senior loan	L +	5.00%	(c)	6.00%				10/2023	901	879	—	901
Summit Behavioral Healthcare, LLC+(5)	Senior loan	L +	5.00%		N/A(6)				10/2023	—	(2)	—	—

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.*#+	One stop	L +	4.50%	(c)	5.50%				08/2025	$51,179	$52,182	2.0%	$51,179
BJH Holdings III Corp.+	One stop	L +	4.50%	(b)	5.50%				08/2025	60	55	—	60
CR Fitness Holdings, LLC#~	Senior loan	L +	4.00%	(a)	5.00%				07/2025	1,979	1,988	0.1	1,979
CR Fitness Holdings, LLC+	Senior loan	L +	4.00%	(a)	5.00%				07/2025	837	834	—	837
CR Fitness Holdings, LLC+	Senior loan	L +	4.00%	(a)	5.00%				07/2025	74	74	—	74
Davidson Hotel Company, LLC+	One stop	L +	6.75%	(a)(c)	6.25%	cash/	1.50%	PIK	07/2024	7,088	7,046	0.2	5,670
Davidson Hotel Company, LLC+	One stop	L +	6.75%	(a)(c)	6.25%	cash/	1.50%	PIK	07/2024	1,089	1,086	—	871
Davidson Hotel Company, LLC+(5)	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	(20)
EOS Fitness Opco Holdings, LLC*#	One stop	L +	5.25%	(c)	6.25%				01/2025	8,596	8,643	0.3	8,596
EOS Fitness Opco Holdings, LLC+	One stop	L +	5.25%	(c)	6.25%				01/2025	906	909	—	906
EOS Fitness Opco Holdings, LLC+	One stop	L +	5.25%	(c)	6.25%				01/2025	120	119	—	120
Freddy's Frozen Custard LLC~	One stop	L +	6.00%	(c)	7.00%				03/2027	9,257	9,174	0.4	9,257
Freddy's Frozen Custard LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Harri US LLC+	One stop	L +	10.00%	(c)	7.00%	cash/	4.00%	PIK	08/2026	772	666	—	709
Harri US LLC+	One stop	L +	6.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L +	6.00%		N/A(6)				08/2026	—	(7)	—	(43)
Self Esteem Brands, LLC*#+	Senior loan	L +	4.25%	(a)	5.25%				02/2023	47,780	47,887	1.9	47,780
Self Esteem Brands, LLC+(5)	Senior loan	L +	4.25%		N/A(6)				02/2023	—	(2)	—	—
SSRG Holdings, LLC	One stop	L +	4.75%	(c)	5.75%				11/2025	909	896	—	909
SSRG Holdings, LLC+	One stop	L +	4.75%	(c)	5.75%				11/2025	45	44	—	45
Sunshine Sub, LLC#~	One stop	L +	4.75%	(a)	5.75%				05/2024	12,792	12,864	0.5	12,792
Sunshine Sub, LLC#+	One stop	L +	4.75%	(a)	5.75%				05/2024	5,596	5,730	0.2	5,596
Sunshine Sub, LLC+(5)	One stop	L +	4.75%		N/A(6)				05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC*#	Senior loan	L +	5.25%	(a)(b)(c)	6.25%				09/2026	14,745	14,606	0.6	14,745
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L +	5.25%	(a)(c)	6.25%				09/2026	6,510	6,450	0.3	6,510
Tropical Smoothie Cafe Holdings, LLC+(5)	Senior loan	L +	5.25%		N/A(6)				09/2026	—	(1)	—	—
Velvet Taco Holdings, Inc.~	One stop	L +	7.50%	(c)	8.00%	cash/	0.50%	PIK	03/2026	1,788	1,772	0.1	1,788
Velvet Taco Holdings, Inc.+	One stop	L +	9.00%	(c)	8.00%	cash/	2.00%	PIK	03/2026	93	92	—	93
Velvet Taco Holdings, Inc.+	One stop	L +	7.00%		N/A(6)				03/2026	—	—	—	—
										172,215	173,105	6.6	170,453
Household Durables
Groundworks LLC+	Senior loan	L +	4.75%	(c)	5.75%				01/2026	4,662	4,602	0.2	4,662
Groundworks LLC+	Senior loan	L +	4.75%	(c)	5.75%				01/2026	539	523	—	539

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.+~	One stop	L +	7.00%	(c)	8.00%				10/2025	$9,578	$9,488	0.4%	$9,483
Acquia, Inc.+	One stop	L +	7.00%	(c)	8.00%				10/2025	4	4	—	4
Appriss Holdings, Inc.*#+~	One stop	L +	6.00%	(c)	7.00%				05/2026	24,780	25,247	1.0	24,780
Appriss Holdings, Inc.+	One stop	P +	5.00%	(f)	8.25%				05/2025	100	96	—	100
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L +	7.50%	(c)	8.50%	cash/	1.00%	PIK	08/2025	4,661	4,519	0.2	4,771
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L +	6.50%		N/A(6)				08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+(5)	One stop	L +	6.50%		N/A(6)				08/2025	—	(11)	—	—
Centrify Corporation+	One stop	L +	5.75%	(c)	6.75%				03/2028	16,749	16,518	0.6	16,756
Centrify Corporation+	One stop	L +	6.00%	(c)	7.00%				03/2028	9,682	9,547	0.4	9,687
Centrify Corporation+(5)	One stop	L +	5.75%		N/A(6)				03/2027	—	(3)	—	(1)
CivicPlus, LLC+	One stop	L +	6.25%	(c)	7.00%				08/2027	6,174	6,113	0.2	6,112
CivicPlus, LLC+	One stop	L +	6.25%		N/A(6)				08/2027	—	—	—	—
CivicPlus, LLC+(5)	One stop	L +	6.25%		N/A(6)				08/2027	—	(28)	—	(29)
Cordeagle US Finco, Inc.+	One stop	L +	6.75%	(c)	7.75%				07/2027	3,347	3,282	0.1	3,280
Cordeagle US Finco, Inc.+(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(1)	—	(1)
Episerver, Inc.+	One stop	L +	5.50%	(c)	6.50%				04/2026	21,713	21,410	0.8	21,689
Episerver, Inc.+~(8)(9)	One stop	E +	5.75%	(g)	5.75%				04/2026	20,332	20,558	0.8	20,951
Episerver, Inc.#+	One stop	L +	5.50%	(c)	6.50%				04/2026	12,062	12,175	0.5	12,048
Episerver, Inc.+(5)	One stop	L +	5.50%		N/A(6)				04/2026	—	(4)	—	—
Gamma Technologies, LLC*#+	One stop	L +	4.75%	(c)	5.75%				06/2024	46,861	47,097	1.8	46,861
Gamma Technologies, LLC+	One stop	L +	4.75%		N/A(6)				06/2024	—	—	—	—
Infinisource, Inc.+~	One stop	L +	4.50%	(c)	5.50%				10/2026	28,106	27,767	1.1	28,106
Infinisource, Inc.	One stop	L +	4.50%	(c)	5.50%				10/2026	2,047	2,008	0.1	2,047
Infinisource, Inc.+	One stop	L +	4.50%	(c)	5.50%				10/2026	306	304	—	306
Infinisource, Inc.+	One stop	L +	4.50%	(c)	5.50%				10/2026	118	117	—	118
Infinisource, Inc.+	One stop	L +	4.50%	(c)	5.50%				10/2026	107	106	—	107
PCS Intermediate II Holdings, LLC~	One stop	L +	5.25%	(c)	6.25%				01/2026	14,347	14,243	0.6	14,347
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	6.25%				01/2026	2,071	2,052	0.1	2,071
PCS Intermediate II Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)				01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L +	5.50%	(c)	6.50%				12/2025	736	729	—	721
Recordxtechnologies, LLC+	One stop	L +	5.50%	(c)	6.50%				12/2025	115	114	—	113
Recordxtechnologies, LLC+	One stop	L +	5.50%	(c)	6.50%				12/2025	42	41	—	40
Red Dawn SEI Buyer, Inc.+~(8)(9)	Senior loan	L +	4.50%	(j)	5.50%				11/2025	23,887	23,680	0.9	23,610
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.50%	(d)	5.50%				11/2025	2,490	2,442	0.1	2,520
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.25%	(d)	5.25%				11/2025	744	738	—	741
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.25%	(d)	5.25%				11/2025	132	131	—	132
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L +	4.25%		N/A(6)				11/2025	—	(1)	—	—
Saturn Borrower Inc.+~	One stop	L +	6.50%	(c)	7.50%				09/2026	20,181	19,670	0.8	20,181
Saturn Borrower Inc.+	One stop	L +	6.50%	(c)	7.50%				09/2026	41	39	—	41
										271,513	270,186	10.5	271,693
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L +	6.50%	(c)	6.50%	cash/	1.00%	PIK	09/2024	$8,626	$8,670	0.4%	$8,626
WBZ Investment LLC+	One stop	L +	6.50%	(c)	6.50%	cash/	1.00%	PIK	09/2024	1,235	1,230	—	1,235
WBZ Investment LLC+	One stop	L +	6.50%	(c)	6.50%	cash/	1.00%	PIK	09/2024	859	880	—	859
WBZ Investment LLC+	One stop	L +	6.50%	(c)	6.50%	cash/	1.00%	PIK	09/2024	439	451	—	439
WBZ Investment LLC+	One stop	L +	6.50%	(c)	6.50%	cash/	1.00%	PIK	09/2024	82	82	—	82
										11,241	11,313	0.4	11,241
Life Sciences Tools & Services
Pace Analytical Services, LLC*#+	One stop	L +	5.50%	(c)	6.50%				04/2024	29,330	29,341	1.2	29,330
Pace Analytical Services, LLC+	One stop	L +	5.50%	(c)	6.50%				04/2024	7,090	6,923	0.3	7,090
Pace Analytical Services, LLC+	One stop	L +	5.50%	(c)	6.50%				04/2024	6,975	6,902	0.3	6,975
Pace Analytical Services, LLC#+	One stop	L +	5.50%	(c)	6.50%				04/2024	2,727	2,727	0.2	2,727
Pace Analytical Services, LLC*#	One stop	L +	5.50%	(c)	6.50%				04/2024	1,635	1,649	0.1	1,635
Pace Analytical Services, LLC*#	One stop	L +	5.50%	(c)	6.50%				04/2024	1,503	1,506	0.1	1,503
Pace Analytical Services, LLC*#	One stop	L +	5.50%	(c)	6.50%				04/2024	1,252	1,250	—	1,252
Pace Analytical Services, LLC#+	One stop	L +	5.50%	(c)	6.50%				04/2024	1,210	1,220	—	1,210
Pace Analytical Services, LLC+	One stop	L +	5.50%	(c)	6.50%				04/2024	983	969	—	983
Pace Analytical Services, LLC+	One stop	L +	5.50%	(c)	6.50%				04/2024	881	872	—	881
Pace Analytical Services, LLC*#	One stop	L +	5.50%	(c)	6.50%				04/2024	670	670	—	670
Pace Analytical Services, LLC*#	One stop	L +	5.50%	(c)	6.50%				04/2024	554	558	—	554
Pace Analytical Services, LLC*	One stop	L +	5.50%	(c)	6.50%				04/2024	186	187	—	186
Pace Analytical Services, LLC+(5)	One stop	L +	5.50%		N/A(6)				04/2024	—	(2)	—	—
Unchained Labs, LLC+	Senior loan	L +	5.50%	(a)	6.50%				08/2027	852	835	—	835
Unchained Labs, LLC+(5)	Senior loan	L +	5.50%		N/A(6)				08/2027	—	(1)	—	(1)
Unchained Labs, LLC+(5)	Senior loan	L +	5.50%		N/A(6)				08/2027	—	(21)	—	(21)
										55,848	55,585	2.2	55,809
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L +	4.25%	(a)	5.00%				03/2028	2,029	2,024	0.1	2,029
Blackbird Purchaser, Inc. *+~	Senior loan	L +	4.50%	(c)(f)	4.63%				04/2026	15,839	16,063	0.6	15,864
Blackbird Purchaser, Inc. +	Senior loan	L +	4.50%	(c)	4.63%				04/2024	128	126	—	126
Chase Industries, Inc.+~	Senior loan	L +	7.00%	(c)	6.50%	cash/	1.50%	PIK	05/2025	12,059	12,154	0.4	9,647
Chase Industries, Inc.+	Senior loan	L +	7.00%	(d)	6.50%	cash/	1.50%	PIK	05/2025	985	1,012	—	788
Chase Industries, Inc.+	Senior loan	L +	7.00%	(c)	6.50%	cash/	1.50%	PIK	05/2023	292	293	—	220
Time Manufacturing Acquisition, LLC~	Senior loan	L +	5.00%	(c)	6.00%				02/2023	703	702	—	703
										32,035	32,374	1.1	29,377
Marine
Veson Nautical LLC#+	One stop	L +	5.25%	(c)	6.25%				11/2025	9,668	9,589	0.4	9,668
Veson Nautical LLC+	One stop	L +	5.25%	(c)	6.25%				11/2025	7,209	7,141	0.3	7,209
Veson Nautical LLC+(5)	One stop	L +	5.25%		N/A(6)				11/2025	—	(1)	—	—
										16,877	16,729	0.7	16,877

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	Senior loan	L +	5.00%	(a)	6.00%	02/2026	$13,077	$12,980	0.5%	$13,077
Amalthea Parent, Inc.*#+(8)(12)	One stop	L +	5.00%	(a)	6.00%	03/2027	25,964	25,726	1.0	25,964
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L +	5.00%		N/A(6)	03/2027	—	(2)	—	—
Amalthea Parent, Inc.+(5)(8)(12)	One stop	L +	5.00%		N/A(6)	03/2027	—	(45)	—	—
Apothecary Products, LLC+	Senior loan	L +	4.25%	(a)	5.25%	07/2023	2,891	2,959	0.1	2,891
Apothecary Products, LLC+	Senior loan	L +	4.25%	(a)(b) (c)(d)	5.25%	07/2023	313	313	—	313
BIOVT, LLC*#+	One stop	L +	5.75%	(a)	6.75%	07/2022	32,910	32,785	1.3	32,910
BIOVT, LLC#+	One stop	L +	5.75%	(a)	6.75%	07/2022	1,978	1,970	0.1	1,978
BIOVT, LLC*	One stop	L +	5.75%	(a)	6.75%	07/2022	1,857	1,849	0.1	1,857
BIOVT, LLC+	One stop	L +	5.75%	(a)	6.75%	07/2022	102	102	—	102
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.75%	(n)	4.80%	08/2028	26,972	26,573	1.0	26,082
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.75%		N/A(6)	02/2028	—	—	—	—
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN +	4.75%		N/A(6)	08/2028	—	(76)	—	(75)
							106,064	105,134	4.1	105,099
Professional Services
DISA Holdings Acquisition Subsidiary Corp.+~	Senior loan	L +	4.25%	(a)	5.25%	06/2022	8,846	8,889	0.4	8,846
DISA Holdings Acquisition Subsidiary Corp.+	Senior loan	L +	4.25%		N/A(6)	06/2022	—	—	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(c)	6.75%	09/2028	6,600	6,469	0.3	6,468
IG Investments Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)	09/2027	—	(1)	—	(1)
Net Health Acquisition Corp.+	One stop	L +	5.75%	(c)	6.75%	12/2025	13,370	13,252	0.5	13,370
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(c)	6.75%	12/2025	8,465	8,483	0.4	8,465
Net Health Acquisition Corp.+~	One stop	L +	5.75%	(c)	6.75%	12/2025	6,776	6,817	0.3	6,776
Net Health Acquisition Corp.#	One stop	L +	5.75%	(c)	6.75%	12/2025	4,280	4,229	0.2	4,280
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(c)	6.75%	12/2025	1,183	1,186	—	1,183
Net Health Acquisition Corp.+(5)	One stop	L +	5.75%		N/A(6)	12/2025	—	(3)	—	—
Nexus Brands Group, Inc.*#	One stop	L +	5.75%	(c)	6.75%	11/2023	9,282	9,345	0.4	9,282
Nexus Brands Group, Inc.+~(8)(9)	One stop	SN +	6.03%	(n)	7.03%	11/2023	7,072	7,163	0.3	7,584
Nexus Brands Group, Inc.#+	One stop	L +	5.75%	(c)	6.75%	11/2023	1,966	2,010	0.1	1,966
Nexus Brands Group, Inc.#~	One stop	L +	5.75%	(c)	6.75%	11/2023	1,423	1,454	0.1	1,423
Nexus Brands Group, Inc.+(8)(9)	One stop	SN +	6.03%	(n)	7.03%	11/2023	817	817	—	826
Nexus Brands Group, Inc.~	One stop	L +	5.75%	(c)	6.75%	11/2023	757	753	—	757
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(b)	6.75%	11/2023	561	557	—	561
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(c)	6.75%	11/2023	513	513	—	513
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(c)	6.75%	11/2023	486	481	—	486
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(a)	6.75%	11/2023	160	162	—	160
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(c)	6.75%	11/2023	84	84	—	84
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(c)	6.75%	11/2023	53	53	—	53
Nexus Brands Group, Inc.+(8)(9)	One stop	SN +	6.03%	(n)	7.03%	11/2023	28	28	—	26
Nexus Brands Group, Inc.+	One stop	L +	5.75%	(c)	6.75%	11/2023	11	11	—	11
Nexus Brands Group, Inc.+(5)	One stop	L +	5.75%		N/A(6)	11/2023	—	(36)	—	—
PlanSource Holdings, Inc. +~	One stop	L +	6.25%	(c)	7.25%	04/2025	11,416	11,514	0.4	11,416
PlanSource Holdings, Inc. +	One stop	L +	6.25%	(c)	7.25%	04/2025	82	82	—	82
Teaching Company, The*#+	One stop	L +	4.75%	(c)	5.75%	07/2023	17,508	17,621	0.7	17,508
Teaching Company, The+	One stop	L +	4.75%		N/A(6)	07/2023	—	—	—	—
							101,739	101,933	4.1	102,125

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L +	4.95%	(a)	4.25%	cash/	1.70%	PIK	09/2023	$4,556	$4,556	0.2%	$4,556
Accela, Inc.+	One stop	L +	7.00%		N/A(6)				09/2023	—	—	—	—
Appfire Technologies, LLC#+	One stop	L +	5.50%	(c)	6.50%				03/2027	33,935	33,481	1.3	33,935
Appfire Technologies, LLC+	One stop	L +	5.50%	(c)	6.50%				03/2027	20	19	—	20
Appfire Technologies, LLC+	One stop	L +	5.50%		N/A(6)				03/2027	—	—	—	—
Appfire Technologies, LLC+(5)	One stop	L +	5.50%		N/A(6)				03/2027	—	(15)	—	—
Apptio, Inc. +~	One stop	L +	7.25%	(c)	8.25%				01/2025	57,010	57,555	2.2	57,010
Apptio, Inc. +	One stop	L +	7.25%	(c)	8.25%				01/2025	76	75	—	76
Aras Corporation+	One stop	L +	7.00%	(c)	4.25%	cash/	3.75%	PIK	04/2027	10,179	10,086	0.4	10,198
Aras Corporation+(5)	One stop	L +	6.50%		N/A(6)				04/2027	—	(1)	—	(2)
Aras Corporation+(5)	One stop	L +	3.25%		N/A(6)				04/2027	—	(12)	—	2
Auvik Networks Inc.+(8)(12)	One stop	L +	5.75%	(c)	4.00%	cash/	2.75%	PIK	07/2027	6,841	6,775	0.3	6,773
Auvik Networks Inc.+(5)(8)(12)	One stop	L +	5.50%		N/A(6)				07/2027	—	(1)	—	(1)
Axiom Merger Sub Inc.+~	One stop	L +	6.00%	(c)(d)	7.00%				04/2026	5,788	5,819	0.2	5,788
Axiom Merger Sub Inc.+~(8)(9)	One stop	E +	6.25%	(g)	6.25%				04/2026	2,386	2,401	0.1	2,477
Axiom Merger Sub Inc.+	One stop	L +	6.00%	(c)	7.00%				04/2026	274	272	—	274
Axiom Merger Sub Inc.+(5)	One stop	L +	6.00%		N/A(6)				04/2026	—	(1)	—	—
Axiom Merger Sub Inc.+(5)	One stop	L +	6.00%		N/A(6)				04/2026	—	(1)	—	—
Bearcat Buyer, Inc.+~	Senior loan	L +	4.25%	(c)	5.25%				07/2026	2,899	2,917	0.1	2,882
Bearcat Buyer, Inc.+	Senior loan	L +	4.25%	(c)	5.25%				07/2026	516	517	—	513
Bearcat Buyer, Inc.~	Senior loan	L +	4.25%	(c)	5.25%				07/2026	306	304	—	304
Bearcat Buyer, Inc.+	Senior loan	L +	4.25%		N/A(6)				07/2024	—	—	—	—
Beqom North America, Inc.+	One stop	L +	7.50%	(c)(d)	7.00%	cash/	1.50%	PIK	06/2026	923	919	—	970
Beqom North America, Inc.+	One stop	L +	6.00%		N/A(6)				06/2026	—	—	—	1
Bullhorn, Inc.*#+~	One stop	L +	5.75%	(c)	6.75%				09/2026	66,625	65,684	2.6	66,642
Bullhorn, Inc.+(8)(9)	One stop	L +	6.00%	(i)	6.08%				09/2026	11,888	11,716	0.5	13,040
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(g)	5.75%				09/2026	4,774	4,704	0.2	5,011
Bullhorn, Inc.+	One stop	L +	5.75%	(c)	6.75%				09/2026	216	213	—	216
Bullhorn, Inc.+	One stop	L +	5.75%	(c)	6.75%				09/2026	97	95	—	97
Bullhorn, Inc.+	One stop	L +	5.75%	(c)	6.75%				09/2026	77	76	—	77
Bullhorn, Inc.+(5)	One stop	L +	5.75%		N/A(6)				09/2026	—	(3)	—	—
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L +	5.00%	(a)	6.00%				06/2028	9,919	9,729	0.4	9,930
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	L +	5.00%		N/A(6)				06/2026	—	(2)	—	(1)
Calabrio, Inc. +	One stop	L +	7.00%	(c)	8.00%				04/2027	53,683	52,939	2.1	53,683
Calabrio, Inc. +(5)	One stop	L +	7.00%		N/A(6)				04/2027	—	(4)	—	—
Cloudbees, Inc.+	One stop	L +	9.00%	(a)	9.50%	cash/	0.50%	PIK	05/2023	4,236	4,257	0.2	4,236
Cloudbees, Inc.	One stop	L +	9.00%	(a)	9.50%	cash/	0.50%	PIK	05/2023	2,788	2,737	0.1	2,788
Cloudbees, Inc.+	One stop	L +	9.00%	(a)	9.50%	cash/	0.50%	PIK	05/2023	1,476	1,466	0.1	1,476
Cloudbees, Inc.+	One stop	L +	8.50%		N/A(6)				05/2023	—	—	—	—
Cybergrants Holdings, LLC+	One stop	L +	6.50%	(c)	7.25%				09/2027	58,423	57,556	2.2	57,839

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Cybergrants Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				09/2027	$—	$(3)	—%	$(2)
Cybergrants Holdings, LLC+(5)	One stop	L +	5.75%		N/A(6)				09/2027	—	(42)	—	(43)
Daxko Acquisition Corporation*#+	One stop	L +	6.00%	(c)	7.00%				09/2023	25,416	25,467	1.0	25,416
Daxko Acquisition Corporation+	One stop	L +	6.00%		N/A(6)				09/2023	—	—	—	—
Digital Guardian, Inc.+	One stop	L +	9.50%	(c)	7.50%	cash/	3.00%	PIK	06/2023	9,000	9,178	0.4	9,615
Digital Guardian, Inc.+	Subordinated debt	N/A			8.00%	PIK			06/2023	9	8	—	9
Digital Guardian, Inc.+	One stop	L +	5.00%		N/A(6)				06/2023	—	—	—	2
Diligent Corporation*#+~	One stop	L +	6.25%	(c)	7.25%				08/2025	87,175	87,282	3.4	87,693
Diligent Corporation+	One stop	L +	5.75%	(c)	6.75%				08/2025	6,025	5,971	0.2	5,960
Diligent Corporation+	One stop	L +	6.25%		N/A(6)				08/2025	—	—	—	2
FirstUp, Inc+	One stop	L +	6.75%	(c)	4.25%	cash/	3.50%	PIK	07/2027	8,606	8,524	0.3	8,520
FirstUp, Inc+(5)	One stop	L +	6.25%		N/A(6)				07/2027	—	(1)	—	(1)
Gainsight, Inc.+	One stop	L +	6.25%	(c)	7.00%				07/2027	7,172	7,050	0.3	7,046
Gainsight, Inc.+(5)	One stop	L +	6.25%		N/A(6)				07/2027	—	(2)	—	(2)
GS Acquisitionco, Inc.*#+~	One stop	L +	5.75%	(d)	6.75%				05/2026	53,499	53,611	2.1	53,499
GS Acquisitionco, Inc.*#	One stop	L +	5.75%	(d)	6.75%				05/2026	12,625	12,804	0.5	12,625
GS Acquisitionco, Inc.#+	One stop	L +	5.75%	(d)	6.75%				05/2026	3,253	3,299	0.2	3,253
GS Acquisitionco, Inc.+~	One stop	L +	5.75%	(d)	6.75%				05/2026	3,001	3,044	0.1	3,001
GS Acquisitionco, Inc.+	One stop	L +	5.75%	(d)	6.75%				05/2026	2,768	2,754	0.1	2,768
GS Acquisitionco, Inc.#+	One stop	L +	5.75%	(d)	6.75%				05/2026	1,880	1,907	0.1	1,880
GS Acquisitionco, Inc.+	One stop	L +	5.75%	(d)	6.75%				05/2026	74	74	—	74
GS Acquisitionco, Inc.+	One stop	L +	5.75%	(c)(d)	6.75%				05/2026	36	36	—	36
GS Acquisitionco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				05/2026	—	(2)	—	—
ICIMS, Inc.+~	One stop	L +	6.50%	(c)	7.50%				09/2024	14,355	14,566	0.6	14,355
ICIMS, Inc.+~	One stop	L +	6.50%	(c)	7.50%				09/2024	4,501	4,490	0.2	4,501
ICIMS, Inc.~	One stop	L +	6.50%	(c)	7.50%				09/2024	2,706	2,685	0.1	2,706
ICIMS, Inc.+	One stop	L +	6.50%	(c)	7.50%				09/2024	88	88	—	88
Impartner, Inc.	One stop	L +	9.50%	(c)	9.30%	cash/	2.00%	PIK	08/2025	2,976	2,947	0.1	3,091
Impartner, Inc.+	One stop	L +	9.50%	(c)	9.30%	cash/	2.00%	PIK	08/2025	234	233	—	245
Impartner, Inc.+(5)	One stop	L +	7.50%		N/A(6)				08/2025	—	(1)	—	9
Impartner, Inc.+	One stop	L +	7.50%		N/A(6)				08/2025	—	—	—	—
Instructure, Inc.~	One stop	L +	5.50%	(a)	6.50%				03/2026	10,944	10,617	0.4	10,944
Juvare, LLC*	One stop	L +	5.75%	(c)	6.75%				10/2026	7,526	7,447	0.3	7,432
Juvare, LLC+	One stop	P +	4.75%	(f)	6.75%				10/2026	1,737	1,718	0.1	1,715
Juvare, LLC+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(1)	—	(1)
Juvare, LLC+(5)	One stop	L +	5.75%		N/A(6)				10/2026	—	(27)	—	(27)
Kaseya Traverse Inc+~	One stop	L +	7.00%	(c)	5.00%	cash/	3.00%	PIK	05/2025	38,053	38,761	1.4	37,387
Kaseya Traverse Inc+	One stop	L +	7.00%	(c)	5.00%	cash/	3.00%	PIK	05/2025	13,986	13,848	0.5	13,741
Kaseya Traverse Inc+	One stop	L +	7.00%	(c)	5.00%	cash/	3.00%	PIK	05/2025	3,925	3,935	0.2	3,857
Kaseya Traverse Inc+	One stop	L +	7.00%	(c)	5.00%	cash/	3.00%	PIK	05/2025	1,625	1,602	0.1	1,597
Kaseya Traverse Inc+(5)	One stop	L +	6.50%		N/A(6)				05/2025	—	(1)	—	(6)
Kaseya Traverse Inc+(5)	One stop	L +	4.00%		N/A(6)				05/2025	—	(217)	—	(115)
Mindbody, Inc.+~	One stop	L +	8.50%	(c)(d)	8.00%	cash/	1.50%	PIK	02/2025	49,337	49,944	1.9	49,401

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Mindbody, Inc.+(5)	One stop	L +	8.00%		N/A(6)				02/2025	$—	$(1)	—%	$(4)
Mindbody, Inc.+	One stop	L +	7.00%		N/A(6)				02/2025	—	—	—	7
Ministry Brands, LLC+	Senior loan	L +	4.00%	(a)	5.00%				12/2022	2,711	2,692	0.1	2,711
Ministry Brands, LLC+	Senior loan	L +	4.00%	(a)	5.00%				12/2022	1,430	1,430	0.1	1,430
Ministry Brands, LLC+	Senior loan	L +	4.00%	(a)	5.00%				12/2022	1,276	1,266	—	1,276
Ministry Brands, LLC+	Senior loan	L +	4.00%	(a)	5.00%				12/2022	819	824	—	819
Ministry Brands, LLC+	Senior loan	L +	4.00%	(a)	5.00%				12/2022	373	389	—	373
mParticle, Inc.+	One stop	L +	10.25%	(c)	7.50%	cash/	3.75%	PIK	09/2025	4,889	4,825	0.2	4,889
mParticle, Inc.+	One stop	L +	10.25%	(c)	11.25%				09/2025	—	—	—	—
Namely, Inc.+~	One stop	L +	8.50%	(c)	8.25%	cash/	2.25%	PIK	06/2024	3,631	3,505	0.1	3,631
Namely, Inc.+	One stop	L +	8.50%	(c)	8.25%	cash/	2.25%	PIK	06/2024	2,062	1,970	0.1	2,062
Namely, Inc.+	One stop	L +	7.50%	(a)	8.25%	cash/	1.25%	PIK	06/2024	72	70	—	72
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%	(h)	6.00%				07/2028	7,729	7,617	0.3	7,572
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
PDI TA Holdings, Inc.	One stop	L +	4.50%	(c)	5.50%				10/2024	8,495	8,376	0.3	8,495
PDI TA Holdings, Inc.	Second lien	L +	8.50%	(c)	9.50%				10/2025	3,424	3,359	0.1	3,424
PDI TA Holdings, Inc.	One stop	L +	4.50%	(d)	5.50%				10/2024	697	689	—	697
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(c)	5.50%				10/2024	385	379	—	385
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(c)	9.50%				10/2025	206	203	—	206
Personify, Inc.*#+	One stop	L +	5.25%	(c)	6.25%				09/2024	14,469	14,664	0.6	14,469
Personify, Inc.#	One stop	L +	5.25%	(c)	6.25%				09/2024	8,614	8,543	0.3	8,614
Personify, Inc.+	One stop	L +	5.25%		N/A(6)				09/2024	—	1	—	—
Pluralsight, LLC+	One stop	L +	8.00%	(c)	9.00%				03/2027	23,748	23,526	0.9	23,748
Pluralsight, LLC+(5)	One stop	L +	8.00%		N/A(6)				03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(d)	6.75%				09/2028	4,221	4,178	0.2	4,178
ProcessUnity Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2028	—	(8)	—	(8)
Pyramid Healthcare Acquisition Corp.#+	One stop	L +	4.75%	(c)	5.75%				05/2027	18,558	18,384	0.7	18,558
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(c)	5.75%				05/2027	159	100	—	159
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L +	4.75%		N/A(6)				05/2027	—	(2)	—	—
RegEd Aquireco, LLC+	Senior loan	L +	4.25%	(a)	5.25%				12/2024	11,300	11,301	0.4	10,735
RegEd Aquireco, LLC+	Senior loan	P +	3.25%	(f)	4.27%				12/2024	144	143	—	130
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(c)	7.25%				05/2027	4,541	4,499	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L +	6.25%		N/A(6)				05/2027	—	(1)	—	—
SnapLogic, Inc.	One stop	L +	8.75%	(c)	5.75%	cash/	5.50%	PIK	09/2024	6,319	6,268	0.2	6,195
SnapLogic, Inc.	One stop	L +	3.25%	(b)	5.75%				09/2024	2,110	2,045	0.1	2,069
SnapLogic, Inc.+	One stop	L +	8.75%	(c)	5.75%	cash/	5.50%	PIK	09/2024	64	64	—	63
SnapLogic, Inc.+	One stop	L +	3.25%		N/A(6)				09/2024	—	—	—	—
SnapLogic, Inc.+(5)	One stop	L +	3.25%		N/A(6)				09/2024	—	(10)	—	(41)
Sontatype, Inc.+	One stop	L +	6.75%	(c)	7.75%				12/2025	851	845	—	851
Sontatype, Inc.+(5)	One stop	L +	6.75%		N/A(6)				12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.*#~	One stop	L +	6.25%	(c)	7.25%				12/2026	31,676	31,334	1.2	31,359
Spartan Buyer Acquisition Co.+	One stop	L +	6.25%	(c)	7.25%				12/2026	2,013	1,973	0.1	1,993
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Spartan Buyer Acquisition Co.+(5)	One stop	L +	6.25%		N/A(6)				12/2026	$—	$(3)	—%	$(2)
Telesoft Holdings LLC+	One stop	L +	5.75%	(c)	6.75%				12/2025	895	881	—	895
Telesoft Holdings LLC+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(1)	—	—
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(a)	4.58%				12/2024	3,481	3,526	0.1	3,474
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(a)	5.50%				12/2024	920	901	—	927
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(a)	5.50%				12/2024	432	424	—	436
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(a)	4.58%				12/2024	14	13	—	14
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(a)	7.25%				03/2025	15,404	15,482	0.6	15,408
Togetherwork Holdings, LLC	One stop	L +	6.25%	(a)	7.25%				03/2025	6,964	6,847	0.3	6,965
Togetherwork Holdings, LLC+~	One stop	L +	6.25%	(a)	7.25%				03/2025	1,785	1,830	0.1	1,786
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(a)	7.25%				03/2025	1,733	1,774	0.1	1,734
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(a)	7.25%				03/2025	1,688	1,730	0.1	1,689
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(a)	7.25%				03/2025	1,631	1,653	0.1	1,631
Togetherwork Holdings, LLC*+	One stop	L +	6.25%	(a)	7.25%				03/2025	1,572	1,611	0.1	1,573
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(a)	7.25%				03/2025	1,466	1,500	0.1	1,466
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(a)	7.25%				03/2025	1,200	1,212	—	1,201
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(a)	7.25%				03/2025	661	677	—	662
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(a)	7.25%				03/2025	457	453	—	457
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(a)	7.25%				03/2025	443	439	—	443
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(a)	7.25%				03/2025	104	102	—	104
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(a)	7.25%				03/2024	70	69	—	70
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(a)	7.25%				03/2025	64	65	—	64
Togetherwork Holdings, LLC+~	One stop	L +	6.25%	(a)	7.25%				03/2025	59	60	—	59
Transact Holdings, Inc.+~	Senior loan	L +	4.75%	(a)	4.83%				04/2026	3,047	3,083	0.1	3,025
Trintech, Inc.*#+	One stop	L +	6.00%	(c)	7.00%				12/2024	22,171	22,355	0.9	22,171
Trintech, Inc.#+	One stop	L +	6.00%	(c)	7.00%				12/2024	9,192	9,306	0.4	9,192
Trintech, Inc.+	One stop	L +	6.00%	(c)	7.00%				12/2024	100	100	—	100
Vector CS Midco Limited & Cloudsense Ltd.+~(8)(9)(10)	One stop	L +	8.05%	(i)	5.30%	cash/	3.55%	PIK	05/2024	8,162	8,258	0.3	7,330
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	L +	8.05%	(i)	5.30%	cash/	3.55%	PIK	05/2024	136	136	—	120
Vendavo, Inc.+	One stop	L +	5.75%	(c)	6.50%				09/2027	19,809	19,637	0.8	19,636
Vendavo, Inc.+(5)	One stop	L +	5.75%		N/A(6)				09/2027	—	(1)	—	(1)
Workforce Software, LLC+~	One stop	L +	6.50%	(c)	7.50%				07/2025	27,474	27,967	1.1	27,474
Workforce Software, LLC+	One stop	L +	6.50%	(c)	6.50%	cash/	1.00%	PIK	07/2025	4,862	4,818	0.2	4,862
Workforce Software, LLC+	One stop	L +	6.50%	(c)	7.50%				07/2025	94	92	—	94
										1,015,519	1,012,853	39.4	1,013,797

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Jet Equipment & Tools Ltd.+(8)(12)	One stop	L +	5.25%	(a)	6.25%				11/2024	$118	$118	—%	$118
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	5.25%	(l)(m)	6.25%				11/2024	101	99	—	99
PetPeople Enterprises, LLC#	One stop	L +	5.50%	(c)	6.50%				09/2023	5,227	5,259	0.2	5,227
PetPeople Enterprises, LLC#+	One stop	L +	5.50%	(c)(d)	6.50%				09/2023	1,774	1,793	0.1	1,774
PetPeople Enterprises, LLC+	One stop	L +	5.50%	(c)	6.50%				09/2023	20	21	—	20
PPV Intermediate Holdings II, LLC#+	One stop	L +	5.50%	(a)	6.50%				05/2023	4,871	4,871	0.2	4,871
PPV Intermediate Holdings II, LLC+	One stop	L +	5.50%	(a)	6.50%				05/2023	2,483	2,461	0.1	2,483
PPV Intermediate Holdings II, LLC*	One stop	L +	5.50%	(a)	6.50%				05/2023	1,155	1,145	—	1,155
PPV Intermediate Holdings II, LLC#	One stop	L +	5.50%	(a)	6.50%				05/2023	1,065	1,056	—	1,065
PPV Intermediate Holdings II, LLC#	One stop	L +	5.50%	(a)	6.50%				05/2023	1,027	1,018	—	1,027
PPV Intermediate Holdings II, LLC#	One stop	L +	5.50%	(a)	6.50%				05/2023	1,000	1,000	—	1,000
PPV Intermediate Holdings II, LLC*	One stop	L +	5.50%	(a)	6.50%				05/2023	924	916	—	924
PPV Intermediate Holdings II, LLC+	One stop	L +	5.50%	(a)	6.50%				05/2023	774	767	—	774
PPV Intermediate Holdings II, LLC*	One stop	L +	5.50%	(a)	6.50%				05/2023	770	763	—	770
PPV Intermediate Holdings II, LLC*	One stop	L +	5.50%	(a)	6.50%				05/2023	731	725	—	731
PPV Intermediate Holdings II, LLC#	One stop	L +	5.50%	(a)	6.50%				05/2023	597	597	—	597
PPV Intermediate Holdings II, LLC*	One stop	L +	5.50%	(a)	6.50%				05/2023	526	522	—	526
PPV Intermediate Holdings II, LLC*	One stop	L +	5.50%	(a)	6.50%				05/2023	431	420	—	431
PPV Intermediate Holdings II, LLC+	One stop	L +	5.50%	(a)	6.50%				05/2023	223	221	—	223
PPV Intermediate Holdings II, LLC+	One stop	P +	4.50%	(f)	7.75%				05/2023	193	192	—	193
PPV Intermediate Holdings II, LLC+	One stop	L +	5.50%	(a)	6.50%				05/2023	165	164	—	165
PPV Intermediate Holdings II, LLC#	One stop	L +	5.50%	(a)	6.50%				05/2023	128	127	—	128
PPV Intermediate Holdings II, LLC+	One stop	N/A			7.90%	PIK			05/2023	26	26	—	26
PPV Intermediate Holdings II, LLC+(5)	One stop	L +	5.50%		N/A(6)				05/2023	—	(12)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L +	4.75%	(c)	5.75%				10/2024	7,222	7,231	0.3	7,222
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	L +	4.75%	(c)	5.75%				10/2024	1,691	1,734	0.1	1,691
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	L +	4.75%	(c)	5.75%				10/2024	80	80	—	80
Titan Fitness, LLC*#+	One stop	L +	6.75%	(b)(c)	5.75%	cash/	2.00%	PIK	02/2025	30,446	30,702	1.1	27,390
Titan Fitness, LLC+	One stop	L +	6.75%	(c)	5.75%	cash/	2.00%	PIK	02/2025	1,899	1,883	0.1	1,708
Titan Fitness, LLC+	One stop	L +	6.75%	(c)	5.75%	cash/	2.00%	PIK	02/2025	480	477	—	430
Vermont Aus Pty Ltd+~(8)(9)(11)	Senior loan	A +	4.75%	(k)	4.82%				02/2025	2,199	2,216	0.1	2,318
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	A +	4.00%	(k)	4.07%				02/2025	1,010	994	—	921
Vermont Aus Pty Ltd+(8)(9)(11)	Senior loan	A +	4.75%	(k)	4.82%				02/2025	81	81	—	94
										277,574	277,421	10.6	273,973

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L +	6.00%	(c)	7.00%				03/2023	$22,238	$22,311	0.9%	$22,238
Agility Recovery Solutions Inc.+	One stop	L +	6.00%	(c)	7.00%				03/2023	902	900	—	902
										23,140	23,211	0.9	23,140
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	6.50%				03/2028	1,954	1,928	0.1	1,954
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	6.50%				03/2028	974	961	—	974
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	6.50%				03/2028	855	844	—	855
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	—
Elite Sportswear, L.P.+	Senior loan	L +	6.25%	(c)	7.25%				12/2021	9,802	9,787	0.3	6,371
Elite Sportswear, L.P.+	Senior loan	L +	6.25%	(c)	7.25%				12/2021	3,941	3,935	0.1	2,562
Elite Sportswear, L.P.+	Senior loan	L +	6.25%	(c)	7.25%				12/2021	2,028	2,026	0.1	1,318
Elite Sportswear, L.P.*+	Senior loan	L +	6.25%	(c)	7.25%				12/2021	673	672	—	437
Elite Sportswear, L.P.+	Senior loan	L +	6.25%	(c)	7.25%				12/2021	308	308	—	200
Elite Sportswear, L.P.*+	Senior loan	L +	6.25%	(c)	7.25%				12/2021	294	294	—	191
Elite Sportswear, L.P.+(5)	Senior loan	L +	6.25%	(c)	7.25%				12/2021	86	83	—	(351)
Elite Sportswear, L.P.+(5)	Senior loan	L +	6.25%	(c)	7.25%				12/2021	3	3	—	(12)
Georgica Pine Clothiers, LLC#+	One stop	L +	7.50%	(d)	6.50%	cash/	2.00%	PIK	11/2023	10,459	10,365	0.4	10,483
Georgica Pine Clothiers, LLC*#	One stop	L +	7.50%	(d)	6.50%	cash/	2.00%	PIK	11/2023	6,559	6,503	0.3	6,574
Georgica Pine Clothiers, LLC+	One stop	L +	7.50%	(c)(d)	6.50%	cash/	2.00%	PIK	11/2023	1,015	996	—	1,017
Georgica Pine Clothiers, LLC#+	One stop	L +	7.50%	(d)	6.50%	cash/	2.00%	PIK	11/2023	913	906	—	915
Georgica Pine Clothiers, LLC*#	One stop	L +	7.50%	(d)	6.50%	cash/	2.00%	PIK	11/2023	640	636	—	642
Georgica Pine Clothiers, LLC+	One stop	L +	7.50%	(d)	6.50%	cash/	2.00%	PIK	11/2023	2	2	—	2
SHO Holding I Corporation+~	Senior loan	L +	5.25%	(c)	6.25%				04/2024	4,003	3,995	0.2	3,803
SHO Holding I Corporation+~	Senior loan	L +	5.23%	(c)	6.23%				04/2024	67	67	—	63
SHO Holding I Corporation+(5)	Senior loan	L +	5.00%		N/A(6)				04/2024	—	—	—	(4)
SHO Holding I Corporation+(5)	Senior loan	L +	4.00%		N/A(6)				04/2024	—	(1)	—	—
SHO Holding I Corporation+	Senior loan	L +	4.00%	(c)	5.00%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L +	5.23%	(c)	6.23%				04/2024	—	—	—	—
										44,576	44,309	1.5	37,994
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(c)	6.25%				06/2028	19,311	18,940	0.7	19,311
Marcone Yellowstone Buyer Inc.+(5)	One stop	L +	5.50%		N/A(6)				06/2028	—	(4)	—	—
										19,311	18,936	0.7	19,311
Water Utilities
S.J. Electro Systems, Inc.+	Senior loan	L +	4.50%	(c)	5.50%				06/2027	17,136	16,973	0.7	17,136
S.J. Electro Systems, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				06/2027	—	(2)	—	—
S.J. Electro Systems, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				06/2027	—	(2)	—	—
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%	(c)	5.50%				11/2026	339	313	—	313
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%	(c)	5.50%				11/2026	210	208	—	208
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%		N/A(6)				10/2026	—	—	—	—
										17,685	17,490	0.7	17,657
Total non-controlled/non-affiliate company debt investments										$4,715,909	$4,684,411	179.7%	$4,642,198

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)			Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(19)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	L +	10.00%	(c)	10.00%	PIK		08/2023	$22,527	$19,663	0.6%	$16,436
MMan Acquisition Co.+	One stop	L +	8.00%	(e)	8.00%	PIK		08/2023	1,468	1,468	0.1	1,468
									23,995	21,131	0.7	17,904

Total controlled affiliate debt investments									$23,995	$21,131	0.7%	$17,904

Equity Investments (15)(16)
IT Services
MMan Acquisition Co.+	Common Stock							N/A	—	$927	—%	$333

										927	—	333
Total controlled affiliate equity investments										$927	—%	$333

Total controlled affiliate investments									$23,995	$22,058	0.7%	$18,237

Total investments									$4,795,665	$4,895,397	189.5%	$4,894,886

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						0.00%	(20)			$38,317	1.5%	$38,317
Total money market funds										$38,317	1.5%	$38,317
Total Investments and Money Market Funds										$4,933,714	191.0%	$4,933,203

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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Third Amended and Restated Investment Advisory Agreement dated as of September 16, 2019 (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company, the Investment Adviser, and, for certain limited purposes, the Administrator.

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
The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”); Golub Capital BDC CLO III LLC (“2018 Issuer”); Golub Capital BDC Holdings, LLC (“BDC Holdings”); GCIC Holdings LLC (“GCIC Holdings”); GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”); GCIC CLO II LLC (“GCIC 2018 Issuer”); GCIC Funding II LLC (“GCIC Funding II”); prior to its dissolution on August 26, 2020, Golub Capital BDC CLO 2014 LLC (“2014 Issuer”); prior to its dissolution on August 26, 2021, Golub Capital BDC CLO 4 LLC (“2020 Issuer”); prior to May 10, 2021, the date of each of the following entity’s dissolution, GC SBIC IV, L.P. (“SBIC IV”), GCIC Senior Loan Fund LLC and GCIC Senior Loan Fund II LLC; prior to March 23, 2022, the date of each of the following entity’s dissolution, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”), Senior Loan Fund LLC and Senior Loan Fund II LLC; prior to its dissolution on September 16, 2022, Golub Capital BDC Funding II LLC (“Funding II”); and prior to September 27, 2022, the date of each of the following entity’s dissolution, GCIC Funding LLC (“GCIC Funding”), Golub Capital BDC Funding LLC (“Funding”) and GC SBIC VI, L.P. (“SBIC VI”) . Prior to January 1, 2020, the Company did not consolidate its non-controlling interests in SLF, Senior Loan Fund II LLC (“SLF II”), GCIC SLF and GCIC Senior Loan Fund II (“GCIC SLF II”) (collectively, the “Senior Loan Funds” or “SLFs”). See further description of the Company’s previous investments in the SLFs in Note 4. Investments.

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

Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.

Net assets and fair values are presented based on the applicable foreign exchange rates described above and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2022, 2021 and 2020, interest income included $24,679, $21,399 and $16,437, respectively, of accretion of discounts. For the years ended September 30, 2022, 2021 and 2020, the Company received loan origination fees of $27,023, $34,215 and $13,072, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2022, 2021

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
and 2020, the Company capitalized PIK interest of $21,506, $16,092 and $10,956, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.
For the years ended September 30, 2022, 2021 and 2020, fee income included $3,040, $3,200 and $1,184, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2022, 2021 and 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $354,032, $301,687 and $312,933, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from LLC and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the years ended September 30, 2022 and 2021, the Company recorded dividend income of $684 and $1,713, respectively, and return of capital distributions of $1,146 and $542, respectively. For the year ended September 30, 2020, excluding the Company's investments in LLC equity interests in the SLFs, the Company recorded dividend income of $291 and return of capital distributions of $697. For the year ended September 30, 2020, the Company recorded dividend income of $1,905 and return of capital distributions of $4,375 from the Company's investments in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $65,125 and $46,104 as of September 30, 2022 and September 30, 2021, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the years ended September 30, 2022, 2021 and 2020 was $15,632, $30,793 and $39,920, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was accrued or paid for the years ended September 30, 2022, 2021 and 2020.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
September 30, 2022. The Company's tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2022 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. The Company did not make any repurchases of its common stock during each of the years ended September 30, 2022, 2021 and 2020.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the years ended September 30, 2022 and 2021, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2022 and September 30, 2021, the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Company had deferred debt issuance costs of $17,211 and $17,850, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2022, 2021 and 2020 was $7,337, $10,203 and $3,534, respectively.

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

During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $71,962 rather than $73,866 for the year ended September 30, 2022.

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

For the years ended September 30, 2022, 2021 and 2020, the Income Incentive Fee incurred was $17,756, $3,214 and $13,831, respectively.

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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2022, 2021 and 2020, the Company did not accrue a capital gain incentive fee. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of both September 30, 2022 and September 30, 2021, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of September 30, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $1,976 and $1,769 as of September 30, 2022 and September 30, 2021, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2022, 2021 and 2020 were $6,240, $6,950 and $6,378, respectively.

As of September 30, 2022 and September 30, 2021, included in accounts payable and other liabilities were $2,049 and $2,523, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2022 and September 30, 2021 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of September 30, 2022 and September 30, 2021 consisted of the following:

	As of September 30, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$519,188	$518,216	$472,873	$816,316	$803,520	$784,805
One stop	4,801,600	4,786,118	4,668,609	3,936,606	3,913,331	3,882,314
Second lien	25,801	29,337	23,240	42,571	41,946	41,857
Subordinated debt	3,869	3,814	3,815	172	171	172
Equity	N/A	232,119	277,819	N/A	136,429	185,738
Total	$5,350,458	$5,569,604	$5,446,356	$4,795,665	$4,895,397	$4,894,886

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

	As of September 30, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$872,311	15.7%	$836,031	17.1%
Midwest	1,043,468	18.7	963,963	19.7
West	985,463	17.7	914,227	18.7
Southeast	1,084,332	19.5	1,054,070	21.5
Southwest	461,627	8.3	319,831	6.5
Northeast	491,675	8.8	387,030	7.9
Canada	212,701	3.8	171,126	3.5
United Kingdom	263,815	4.7	187,664	3.8
Australia	17,177	0.3	3,291	0.1
Luxembourg	25,476	0.5	8,584	0.2
Netherlands	61,319	1.1	49,580	1.0
Finland	30,386	0.5	—	—
Sweden	16,213	0.3	—	—
Israel	508	0.0 *	—	—
Denmark	3,133	0.1	—	—
Total	$5,569,604	100.0%	$4,895,397	100.0%

Fair Value:
United States
Mid-Atlantic	$843,796	15.5%	$824,447	16.8%
Midwest	1,024,529	18.8	964,658	19.7
West	980,751	18.0	922,289	18.8
Southeast	1,082,651	19.9	1,054,839	21.6
Southwest	459,971	8.4	318,892	6.5
Northeast	479,291	8.8	386,780	7.9
Canada	207,537	3.8	175,969	3.6
United Kingdom	225,308	4.2	185,591	3.8
Australia	16,248	0.3	3,333	0.1
Luxembourg	23,978	0.4	8,508	0.2
Netherlands	53,140	1.0	49,580	1.0
Finland	29,813	0.5	—	—
Sweden	15,709	0.3	—	—
Israel	508	0.0 *	—	—
Denmark	3,126	0.1	—	—
Total	$5,446,356	100.0%	$4,894,886	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2022 and September 30, 2021 were as follows:

	As of September 30, 2022			As of September 30, 2021
Amortized Cost:
Aerospace and Defense	$65,825	1.2%		$114,075	2.3%
Airlines	961	0.0	*	967	0.0	*
Auto Components	41,487	0.7		32,334	0.7
Automobiles	262,821	4.7		139,501	2.9
Beverages	59,650	1.1		61,557	1.3
Biotechnology	1,769	0.0	*	23,968	0.5
Building Products	17,764	0.3		9,395	0.2
Chemicals	87,657	1.6		64,363	1.3
Commercial Services and Supplies	137,435	2.5		98,529	2.0
Communications Equipment	11,414	0.2		11,382	0.2
Construction & Engineering	—	—		49,060	1.0
Consumer Finance	—	—		2,057	0.0	*
Containers and Packaging	44,094	0.8		10,407	0.2
Distributors	5,942	0.1		6,189	0.1
Diversified Consumer Services	241,453	4.3		138,358	2.8
Diversified Financial Services	27,160	0.5		16,345	0.3
Diversified Telecommunication Services	1,609	0.0	*	1,616	0.0	*
Electronic Equipment, Instruments and Components	137,087	2.5		124,995	2.6
Energy Equipment and Services	4,700	0.1		4,388	0.1
Food and Staples Retailing	83,134	1.5		124,003	2.5
Food Products	135,841	2.4		112,773	2.3
Healthcare Equipment and Supplies	141,925	2.5		162,211	3.3
Healthcare Providers and Services	492,321	8.8		552,202	11.3
Health Care Technology	197,946	3.6		147,269	3.0
Hotels, Restaurants and Leisure	132,351	2.4		174,667	3.6
Household Durables	8,897	0.2		5,338	0.1
Household Products	5,473	0.1		5,199	0.1
Industrial Conglomerates	31,560	0.6		18,403	0.4
Insurance	232,074	4.2		232,137	4.7
Internet and Catalog Retail	61,193	1.1		30,836	0.6
IT Services	264,343	4.8		298,383	6.1
Leisure Products	11,797	0.2		11,869	0.2
Life Sciences Tools & Services	50,125	0.9		56,285	1.1
Machinery	34,594	0.6		32,374	0.7
Marine	18,813	0.3		16,729	0.3
Media	6,396	0.1		5,295	0.1
Multiline Retail	45,090	0.8		46,382	1.0
Oil, Gas and Consumable Fuels	92,234	1.7		92,993	1.9
Paper and Forest Products	10,579	0.2		8,970	0.2
Personal Products	36,654	0.7		37,019	0.8
Pharmaceuticals	154,608	2.8		106,859	2.2
Professional Services	116,650	2.1		104,427	2.1
Real Estate Management and Development	123,697	2.2		97,205	2.0
Road and Rail	35,801	0.6		37,012	0.8
Software	1,410,563	25.3		1,077,321	22.0
Specialty Retail	365,734	6.6		286,417	5.9
Technology Hardware, Storage and Peripherals	23,269	0.4		23,815	0.5
Textiles, Apparel and Luxury Goods	44,882	0.8		45,092	0.9
Trading Companies and Distributors	34,410	0.6		18,936	0.4
Water Utilities	17,822	0.3		17,490	0.4
Total	$5,569,604	100.0%		$4,895,397	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2022			As of September 30, 2021
Fair Value:
Aerospace and Defense	$64,365	1.2%		$112,636	2.3%
Airlines	926	0.0	*	936	0.0	*
Auto Components	41,026	0.8		32,566	0.7
Automobiles	260,506	4.8		140,499	2.9
Beverages	57,804	1.1		60,868	1.2
Biotechnology	1,536	0.0	*	25,439	0.5
Building Products	17,770	0.3		11,243	0.2
Chemicals	79,461	1.5		64,262	1.3
Commercial Services and Supplies	135,584	2.5		99,595	2.0
Communications Equipment	11,162	0.2		11,347	0.2
Construction & Engineering	—	—		49,166	1.0
Consumer Finance	—	—		2,627	0.1
Containers and Packaging	44,198	0.8		10,545	0.2
Distributors	5,941	0.1		6,089	0.1
Diversified Consumer Services	236,896	4.3		134,232	2.7
Diversified Financial Services	26,928	0.5		16,497	0.3
Diversified Telecommunications Services	1,628	0.0	*	1,645	0.0	*
Electronic Equipment, Instruments and Components	138,011	2.5		125,481	2.6
Energy Equipment and Services	1,740	0.0	*	2,399	0.0	*
Food and Staples Retailing	84,744	1.6		128,574	2.6
Food Products	136,802	2.5		119,568	2.4
Healthcare Equipment and Supplies	131,962	2.4		157,959	3.2
Healthcare Providers and Services	444,736	8.2		532,463	10.9
Health Care Technology	200,658	3.7		150,565	3.1
Hotels, Restaurants and Leisure	134,159	2.5		172,285	3.5
Household Durables	9,275	0.2		5,694	0.1
Household Products	5,265	0.1		5,140	0.1
Industrial Conglomerates	30,407	0.6		18,560	0.4
Insurance	226,158	4.2		234,529	4.8
Internet and Catalog Retail	61,299	1.1		31,127	0.6
IT Services	249,240	4.6		302,487	6.2
Leisure Products	13,478	0.2		12,575	0.3
Life Sciences Tools & Services	49,478	0.9		57,004	1.2
Machinery	31,750	0.6		29,377	0.6
Marine	18,399	0.3		16,877	0.3
Media	6,503	0.1		5,397	0.1
Multiline Retail	45,138	0.8		46,470	1.0
Oil, Gas and Consumable Fuels	90,054	1.7		92,720	1.9
Paper and Forest Products	10,640	0.2		8,921	0.2
Personal Products	33,869	0.6		33,727	0.7
Pharmaceuticals	150,263	2.8		108,458	2.2
Professional Services	116,622	2.1		106,898	2.2
Real Estate Management and Development	119,120	2.2		96,066	2.0
Road and Rail	35,742	0.7		36,751	0.8
Software	1,401,424	25.7		1,084,864	22.2
Specialty Retail	367,521	6.7		292,446	6.0
Technology Hardware, Storage and Peripherals	22,852	0.4		23,717	0.5
Textiles, Apparel and Luxury Goods	42,302	0.8		38,627	0.8
Trading Companies and Distributors	33,597	0.6		19,311	0.4
Water Utilities	17,417	0.3		17,657	0.4
Total	$5,446,356	100.0%		$4,894,886	100.0%
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

For each of the years ended September 30, 2022, 2021 and 2020, the Company did not receive dividend income from the LLC equity interests in SLF.

See below for certain summarized financial information for SLF for the years ended September 30, 2022, 2021 and 2020:

	Year ended September 30,
	2022	2021	2020
Selected Statement of Operations Information:
Interest income	$—	$—	$2,800
Fee income	—	—	—
Total investment income	—	—	2,800
Interest and other debt financing expense	—	—	634
Administrative service fee	—	—	61
Other expenses	—	—	(15)
Total expenses	—	—	680
Net investment income	—	—	2,120
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	(1,603)
Net increase (decrease) in members' equity	$—	$—	$517

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2022 and 2021, the Company did not receive dividend income from the LLC equity interests in GCIC SLF. For the year ended September 30, 2020, the Company received dividend income of $1,905 from the LLC equity interests in GCIC SLF.

See below for certain summarized financial information for GCIC SLF for the years ended September 30, 2022, 2021 and 2020:

	Year ended September 30,
	2022	2021	2020
Selected Statement of Operations Information:
Interest income	$—	$—	$2,081
Total investment income	—	—	2,081
Interest and other debt financing expense	—	—	512
Administrative service fee	—	—	45
Other expenses	—	—	(24)
Total expenses	—	—	533
Net investment income	—	—	1,548
Net change in unrealized appreciation (depreciation) on investments	—	—	(108)
Net increase (decrease) in members' equity	$—	$—	$1,440

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

The outstanding forward currency contracts as of September 30, 2022 and September 30, 2021 were as follows:

As of September 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$1,226	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	572	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	408	—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	2,778	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	1,287	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	1,459	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	372	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	1,267	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,399	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	6,285	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	1,156	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	5,265	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	4,637	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	3,538	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	236	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	448	—
						$32,333	$—

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€9,300	EUR	$10,861	USD	4/29/2022	$106	$—
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	—	(769)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(272)
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	40	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	—	(88)
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	343	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	—	(796)
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	—	(660)
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	663	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	—	(41)
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	75	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	81	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	647	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	426	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	335	—
						$2,716	$(2,626)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2022 and September 30, 2021.

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$32,333	$—	$32,333	$—	$32,333

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$2,716	$(2,626)	$90	$—	$90

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the years ended September 30, 2022, 2021 and 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2022	2021	2020
Foreign exchange	$1,080	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2022	2021	2020
Foreign exchange	$32,243	$1,154	$(949)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2022, 2021 and 2020:

Average U.S. Dollar notional outstanding	Year ended September 30,
	2022	2021	2020
Forward currency contracts	$254,118	$94,304	$36,396

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2022, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs. All investments as of September 30, 2021, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents and one portfolio company equity investment (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2022 and September 30, 2021:

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,168,537	$5,168,537
Equity investments(1)	—	—	277,819	277,819
Money market funds(1)(2)	37,208	—	—	37,208
Forward currency contracts	—	32,333	—	32,333
Total assets, at fair value:	$37,208	$32,333	$5,446,356	$5,515,897

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,709,148	$4,709,148
Equity investments(1)	508	—	185,230	185,738
Money market funds(1)(2)	38,317	—	—	38,317
Forward currency contracts	—	2,716	—	2,716
Total assets, at fair value:	$38,825	$2,716	$4,894,378	$4,935,919
Liabilities at fair value:
Forward currency contracts	$—	$(2,626)	$—	$(2,626)
Total liabilities, at fair value:	$—	$(2,626)	$—	$(2,626)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2022, 2021 and 2020 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was $(119,448), $68,612 and $(93,152), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2022 and 2021:

	For the year ended September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	(53,378)	(3,365)	(56,743)
Net translation of investments in foreign currencies	(65,751)	(179)	(65,930)
Realized gain (loss) on investments	(228)	20,122	19,894
Funding of (proceeds from) revolving loans, net	1,812	—	1,812
Fundings of investments	1,766,974	116,106	1,883,080
PIK interest	21,506	—	21,506
Proceeds from principal payments and sales of portfolio investments	(1,220,593)	(40,095)	(1,260,688)
Accretion of discounts and amortization of premiums	9,047	—	9,047
Fair value, end of period	$5,168,537	$277,819	$5,446,356

	For the year ended September 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,146,013	$92,197	$4,238,210
Net change in unrealized appreciation (depreciation) on investments	116,561	43,550	160,111
Realized gain (loss) on investments	(5,319)	18,643	13,324
Funding of (proceeds from) revolving loans, net	(12,170)	—	(12,170)
Fundings of investments	2,010,541	71,142	2,081,683
PIK interest	16,092	—	16,092
Proceeds from principal payments and sales of portfolio investments	(1,553,176)	(40,302)	(1,593,478)
Accretion of discounts and amortization of premiums	(9,394)	—	(9,394)
Fair value, end of period	$4,709,148	$185,230	$4,894,378

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and September 30, 2021.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$472,873	Market rate approach	Market interest rate	6.8% - 20.0% (9.6%)
		Market comparable companies	EBITDA multiples	6.5x - 26.2x (14.7x)
	—	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,668,609	Market rate approach	Market interest rate	7.0% - 17.3% (9.6%)
		Market comparable companies	EBITDA multiples	4.5x - 37.3x (16.4x)
			Revenue multiples	2.0x - 22.0x (8.3x)
Subordinated debt and second lien loans	$27,055	Market rate approach	Market interest rate	9.8% - 13.8% (12.2%)
		Market comparable companies	EBITDA multiples	6.5x - 23.0x (21.0x)
Equity(5)	$277,819	Market comparable companies	EBITDA multiples	4.5x - 38.0x (18.0x)
			Revenue multiples	2.0x - 24.4x (12.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$25,661 of loans at fair value were valued using the market comparable companies approach only.
(3)$60,948 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $4,009,492 and $659,117 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $237,257 and $40,562 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of September 30, 2022 and September 30, 2021.

	As of September 30, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,093,603	$2,902,210	$2,569,228	$2,594,368

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of September 30, 2022, the Company’s asset coverage for borrowed amounts was 181.7%.

Debt Securitizations:

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c ) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class BR 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the 2014 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$—	$2,498
Amortization of debt issuance costs	—	—	—
Total interest and other debt financing expenses	$—	$—	$2,498
Cash paid for interest expense	$—	$—	$3,298
Average stated interest rate	N/A	N/A	2.8%
Average outstanding balance	$—	$—	$90,526

On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2022 and September 30, 2021, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of September 30, 2022 and September 30, 2021, there were 74 and 75 portfolio companies, respectively, with a total fair value of $568,310 and $579,075, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2022 based on the last interest rate reset was 2.7%. For the years ended September 30, 2022, 2021 and 2020 the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$10,542	$7,598	$12,616
Amortization of debt issuance costs	421	421	421
Total interest and other debt financing expenses	$10,963	$8,019	$13,037
Cash paid for interest expense	$8,410	$7,712	$14,188
Average stated interest rate	2.6%	1.9%	3.1%
Average outstanding balance	$408,200	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the September 30, 2022 and September 30, 2021 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2022 and September 30, 2021, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of September 30, 2022 and September 30, 2021, there were 91 and 96 portfolio companies, respectively, with a total fair value of $885,171 and $889,326, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2022 based on the last interest rate reset was 2.7%. For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$13,422	$9,889	$16,854
Accretion of discounts on notes issued	1,789	1,789	1,355
Amortization of debt issuance costs	68	47	—
Total interest and other debt financing expenses	$15,279	$11,725	$18,209
Cash paid for interest expense	$10,757	$10,238	$19,171
Average stated interest rate	2.5%	1.8%	3.1%
Average outstanding balance	$546,500	$546,500	$546,500

As of September 30, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

The pool of loans in the 2020 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$4,596	$505
Amortization of debt issuance costs	—	1,580	74
Total interest and other debt financing expenses	$—	$6,176	$579
Cash paid for interest expense	$—	$5,101	$—
Average stated interest rate	N/A	2.7%	2.7%
Average outstanding balance	$—	$170,359	$18,590

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

As part of each of the 2014 Debt Securitization, the 2018 Debt Securitization, GCIC 2018 Debt Securitization and the 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer, the 2018 Issuer, the GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of September 30, 2022, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

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

As of September 30, 2022 and September 30, 2021, each of SBIC IV, SBIC V and SBIC VI had no outstanding SBA-guaranteed debentures. The original amount of debentures committed to SBIC IV, SBIC V and SBIC VI by the SBA were $150,000, $175,000 and $175,000, respectively. Through September 30, 2021, SBIC IV, SBIC V and SBIC VI repaid all outstanding debentures and the corresponding debenture commitments were terminated.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$3,851	$9,075
Amortization of debt issuance costs	—	4,621	1,218
Total interest and other debt financing expenses	$—	$8,472	$10,293
Cash paid for interest expense	$—	$4,396	$9,237
Average stated interest rate	N/A	2.7%	3.1%
Average outstanding balance	$—	$143,179	$289,003

Revolving Credit Facilities: On February 1, 2019, Funding II entered into a credit facility (as amended, the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On October 23, 2020, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $75,000, resulting in total borrowing capacity of $325,000. On January 29, 2021, the Company entered into an amendment to the MS Credit Facility II that extended the reinvestment period to May 3, 2021 from February 1, 2021, extended the maturity date to May 1, 2024 from February 1, 2024 and reduced borrowing capacity to $250,000 from $325,000. On February 23, 2021, the Company delivered a notice to the lenders under the MS Credit Facility II to permanently decrease the borrowing capacity under the MS Credit Facility II by $175,000 to $75,000. On April 13, 2021, the Company entered into an amendment to the MS Credit Facility II to, among other things, reduce the interest rate for borrowings under the facility to the applicable base rate plus 2.05% during the revolving period and to the applicable base rate plus 2.55% thereafter, extend the revolving period from May 3, 2021 to April 12, 2024 and to extend the maturity date from May 1, 2024 to April 12, 2026. On July 30, 2021, the Company entered into an amendment to the MS Credit Facility II to, among other things, amend general concentration limits and institute an unused fee holiday until November 30, 2021. On September 16, 2022, all amounts outstanding under the MS Credit Facility II were repaid, following which the agreements governing the MS Credit Facility II were terminated.
The period from February 1, 2019 until April 12, 2024 was referred to as the revolving period and during such revolving period, Funding II could request drawdowns under the MS Credit Facility II. Prior to June 18, 2020, borrowings under the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Effective June 18, 2020 to April 13, 2021, the MS Credit Facility II bore interest at the applicable base rate plus 2.45%. Effective April 13, 2021, the MS Credit Facility II bore interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II could have reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. The revolving period could have continued through April 12, 2024 until there was an earlier termination or event of default. The base rate under the MS Credit Facility II was (i) one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) one-month EURIBOR with respect to any advances denominated in euros, and (iii) one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II was April 12, 2026. The MS Credit Facility II was subject to a non-usage fee of 0.50% per annum subsequent to a ramp-up period as defined in the credit agreement.
The MS Credit Facility II was secured by all of the assets held by Funding II. Both the Company and Funding II made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings under the MS Credit Facility II were subject to the leverage restrictions contained in the 1940 Act.
As of both September 30, 2022 and September 30, 2021, the Company did not have any outstanding debt under the MS Credit Facility II.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$702	$3,000	$11,018
Facility fees	529	262	551
Amortization of debt issuance costs	535	493	1,821
Total interest and other debt financing expenses	$1,766	$3,755	$13,390
Cash paid for interest expense and facility fees	$1,421	$5,034	$11,567
Average stated interest rate	4.0%	2.7%	3.1%
Average outstanding balance	$17,452	$112,375	$350,846

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

As of September 30, 2022 and September 30, 2021, the Company had no outstanding debt or commitments under the WF Credit Facility.

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$996	$6,851
Facility fees	—	323	371
Total interest and other debt financing expenses	$—	$1,319	$7,222
Cash paid for interest expense and facility fees	$—	$1,614	$7,533
Average stated interest rate	N/A	2.2%	3.0%
Average outstanding balance	$—	$45,050	$228,100

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

As of September 30, 2022 and September 30, 2021, the Company had no outstanding debt or commitments under the DB Credit Facility.

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$73	$6,554
Facility fees	—	14	586
Total interest and other debt financing expenses	$—	$87	$7,140
Cash paid for interest expense and facility fees	$—	$840	$8,258
Average stated interest rate	N/A	2.2%	3.2%
Average outstanding balance	$—	$3,256	$205,373

On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders party thereto. On October 14, 2021, the Company entered into an agreement with Signature Bank, Wells Fargo Bank, National Association and Regions Bank, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased to $687,500 from $475,000 and the accordion feature allowed the Company, under certain circumstances, to increase the total size of the facility to a maximum of $712,500. On November 19, 2021, the Company entered into an amendment to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, increase the accordion feature to allow the Company, under certain circumstances, to increase the total size of the facility to $1,500,000. On November 23, 2021, the Company entered into an agreement with First National Bank of Pennsylvania, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, pursuant to which, through the accordion feature in the JPM Credit Facility, the aggregate commitments under the JPM Credit Facility increased from $687,500 to $1,037,500. On December 17, 2021, the Company entered into an agreement with Comerica Bank, Capital One, National Association and JPMorgan Chase Bank, N.A., pursuant to which, through the JPM Credit Facility’s accordion feature, the aggregate commitments

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
under the JPM Credit Facility increased to $1,187,500. On September 2, 2022, the Company entered into an amendment to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, replace LIBOR as an interest rate benchmark for loans denominated in U.S. dollars with term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor), and to make certain associated changes. On September 16, 2022, the Company entered into an agreement with Santander Bank, N.A. and JPMorgan Chase Bank, N.A., pursuant to which, through the accordion feature, the aggregate commitments under the JPM Credit Facility increased from $1,187,500 to $1,237,500. Under the JPM Credit Facility, as of September 30, 2022, the lenders agreed to extend credit to the Company in an aggregate amount of up to $1,237,500 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $262,500 of additional commitments.

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

Borrowings under the JPM Credit Facility are subject to compliance with a borrowing base test. Interest under the JPM Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or (the “Combined Debt Amount,”) is payable at the greater of (a) the prime rate as last quoted by The Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) one month LIBOR plus 1% per annum or (the “alternate base rate”) plus 0.75% and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.875%. Effective November 19, 2021, interest under the JPM Facility for loans denominated in Pounds Sterling and Swiss Francs (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amounts, is payable at a rate equal to one month SONIA plus 1.7826% per annum or one month Swiss Average Overnight Rate (“SARON”) plus 1.6929% per annum, respectively and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to one month SONIA plus 1.9076% per annum or one month SARON plus 1.8179% per annum, respectively. Effective September 13, 2022, interest under the JPM Facility for loans denominated in LIBOR were converted to reference a benchmark rate of term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor).

The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on February 11, 2026, and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.

As of September 30, 2022 and September 30, 2021, the Company had outstanding debt of $692,592 and $472,102, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$13,876	$1,200	$—
Facility fees	2,501	958	—
Amortization of debt issuance costs	1,865	710	—
Total interest and other debt financing expenses	$18,242	$2,868	$—
Cash paid for interest expense and facility fees	$14,948	$1,593	$—
Average stated interest rate	2.6%	2.0%	N/A
Average outstanding balance	$524,105	$59,612	$—

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

There was no outstanding balance under the SLF Credit Facility as of September 30, 2022 and September 30, 2021.

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the SLF Credit Facility were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$—	$445
Cash paid for interest expense	—	—	445
Average stated interest rate	N/A	N/A	3.1%
Average outstanding balance	$—	$—	$14,542

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

The GCIC SLF Credit Facility bore interest at one-month LIBOR plus 2.05% per annum, depending on the composition of the collateral asset portfolio. The GCIC SLF Credit Facility was collateralized by all of the assets held by GCIC SLF II and GCIC SLF had committed to provide a minimum of $7,500 of unencumbered liquidity. GCIC SLF had made customary representations and warranties and was required to comply with various covenants and reporting requirements. There was no outstanding balance under the GCIC SLF Credit Facility as of September 30, 2022 and September 30, 2021.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the GCIC SLF Credit Facility were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$—	$480
Cash paid for interest expense	—	—	487
Average stated interest rate	N/A	N/A	3.0%
Average outstanding balance	$—	$—	$15,896

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of September 30, 2022 and September 30, 2021, the outstanding aggregate principal amount of the 2024 Notes was $500,000 and $400,000, respectively. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$16,745	$13,463	$—
Accretion of discounts and amortization of premiums on notes issued	(1,327)	90	—
Amortization of debt issuance costs	1,932	1,583	—
Total interest and other debt financing expenses	$17,350	$15,136	$—
Cash paid for interest expense	$15,188	$7,238	$—
Average stated interest rate	3.4%	3.4%	N/A
Average outstanding balance	$496,164	$398,904	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of September 30, 2022 and September 30, 2021, outstanding aggregate principal amount of the 2026 Notes was $600,000 and $400,000, respectively. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$14,833	$6,028	$—
Accretion of discounts on notes issued	520	132	—
Amortization of debt issuance costs	1,588	595	—
Total interest and other debt financing expenses	$16,941	$6,755	$—
Cash paid for interest expense	$14,319	$5,000	$—
Average stated interest rate	2.5%	2.5%	N/A
Average outstanding balance	$593,425	$240,000	$—

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both September 30, 2022 and September 30, 2021, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
At any time or from time to time, the Company may redeem some or all of the 2027 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through January 15, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 25 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after January 15, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.

For the years ended September 30, 2022, 2021 2020, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$7,176	$1,156	$—
Accretion of discounts on notes issued	733	118	—
Amortization of debt issuance costs	928	153	—
Total interest and other debt financing expenses	$8,837	$1,427	$—
Cash paid for interest expense	$7,415	$—	$—
Average stated interest rate	2.1%	2.0%	N/A
Average outstanding balance	$350,000	$56,575	$—

Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of September 30, 2022 and September 30, 2021, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2022 was 3.0%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of September 30, 2022 and September 30, 2021, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$—	$33
Cash paid for interest expense	—	—	42
Average stated interest rate	N/A	N/A	1.3%
Average outstanding balance	$—	$—	$2,594

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

As of September 30, 2022 and 2021, the Company had no short-term borrowings. For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for short term borrowings were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
	2022	2021	2020
Stated interest expense	$—	$—	$1,533
Cash paid for interest expense	—	—	1,533
Average stated interest rate	N/A	N/A	5.0%
Average outstanding balance	$—	$—	$30,780

For the years ended September 30, 2022, 2021, and 2020, the average total debt outstanding was $2,935,846, $2,184,010, and $2,200,950, respectively.

For the years ended September 30, 2022, 2021, and 2020 the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 3.0%, 3.0%, and 3.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	545,956	—	—	—	545,956
JPM Credit Facility	692,592	—	—	692,592	—
2024 Notes(2)	502,131	—	502,131	—	—
2026 Notes(2)	597,930	—	—	597,930	—
2027 Notes(2)	346,794	—	—	346,794	—
Total borrowings	$3,093,603	$—	$502,131	$1,637,316	$954,156

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
The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2022, 2021 and 2020:

	Years ended September 30,
	2022	2021	2020
Increase (decrease) in Paid in Capital in Excess of Par	$(750)	$(1,425)	$—
Increase (decrease) in Distributable Earnings (Losses)	750	1,425	—
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2022, 2021 and 2020:

	Years ended September 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$153,440	$340,280	$54,872
Net change in unrealized (appreciation) depreciation on investment transactions	61,898	(165,246)	65,527
Other income not currently taxable	(7,574)	(13,466)	(5,573)
Expenses not currently deductible	18,652	33,125	41,295
Other income for tax but not book	5,846	8,215	9,092
Other deductions/losses for tax not book	(519)	(5,295)	(2,091)
Other realized gain/loss differences	41,313	(2,762)	18,610
Taxable income before deductions for distributions	$273,056	$194,851	$181,732

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2022, 2021 and 2020 was as follows:

	Years ended September 30,
	2022	2021	2020
Ordinary Income	$204,806	$189,204	$190,874
Long-Term Capital Gains	—	5,648	4,691
Return of Capital	—	—	6,625
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2022, 2021 and 2020 were as follows:

	As of September 30,
	2022	2021	2020
Undistributed ordinary income – tax basis	$39,466	$—	$—
Undistributed realized gains – tax basis	28,784	—	—
Net unrealized appreciation (depreciation) on investments	(204,442)	(82,787)	(217,673)
Other temporary differences	3,847	1,058	(10,909)
Total accumulated earnings (deficit) – book basis	$(132,345)	$(81,729)	$(228,582)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2022, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2022 and September 30, 2021, the Company elected to defer $0 and $2,270 of ordinary losses, respectively. The Company did not elect to defer any short-term capital losses and long-term capital losses as of both September 30, 2022 and September 30, 2021. For the year ended September 30, 2020, the Company elected to defer short-term capital losses and long-term capital losses of $81 and $11,886, respectively.

For the tax year ended September 30, 2022, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2023. The amount carried forward to 2023 is estimated to be approximately $39,466 of ordinary income and $28,784 of long term capital gain, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.

As of September 30, 2022, the federal tax cost of investments was $5,683,319 resulting in estimated gross unrealized gains and losses of $84,731 and $321,694, respectively.

The Company has consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the years ended September 30, 2022 and 2021, the Company recorded a tax expense for taxable subsidiaries of $1,229 and $543, respectively. For the year ended September 30, 2020, the Company did not record a tax expense for taxable subsidiaries. As of September 30, 2022, the Company recorded a net deferred tax liability of $1,398 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2021, the Company recorded a net deferred tax liability of $543 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 9. Commitments and Contingencies

Commitments: As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $224,581, including $35,643 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $340,702, including $42,216 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of September 30, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2022		2021		2020	2019	2018
Net asset value at beginning of period	$15.19		$14.33		$16.76	$16.10	$16.08
Net increase in net assets as a result of issuance of DRIP shares	0.00	(2)	0.00	(2)	0.01	0.01	0.01
Net increase (decrease) in net assets as a result of issuance of shares	—		—		(1.13)	3.17	—
Distributions declared:
From net investment income	(1.20)		(1.13)		(1.29)	(1.27)	(1.31)
From capital gains	—		(0.03)		(0.04)	(0.13)	(0.05)
From return of capital	—		—		(0.04)	—	—
Net investment income	1.15		0.99		0.94	1.36	1.27
Net realized gain (loss) on investment transactions	0.12		0.05		(0.12)	(0.07)	0.29
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.37)		0.98		(0.76)	(2.41)	(0.19)
Net asset value at end of period	$14.89		$15.19		$14.33	$16.76	$16.10
Per share market value at end of period	$12.39		$15.81		$13.24	$18.84	$18.75
Total return based on market value(4)	(14.80)%		28.90%		(22.81)%	8.80%	7.65%
Number of common shares outstanding	170,895,670		170,028,584		167,259,511	132,658,200	60,165,454

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021	2020	2019	2018
Ratio of net investment income to average net assets	7.53%	6.73%	6.22%	8.41%	7.88%
Ratio of total expenses (without waiver) to average net assets	7.43%	5.78%	7.15%	8.42%	7.89%
Ratio of management fee waiver to average net assets	(0.07)%	(0.16)%	—%	—%	—%
Ratio of incentive fees to average net assets	0.68%	0.13%	0.62%	0.87%	1.36%
Ratio of net expenses (without incentive fees) to average net assets	6.68%	5.49%	6.53%	7.55%	6.53%
Total return based on average net asset value(5)	5.89%	13.70%	2.45%	(1.81)%	8.50%
Net assets at end of period	$2,544,500	$2,582,692	$2,396,193	$2,222,854	$968,854
Average debt outstanding	$2,935,846	$2,184,010	$2,200,950	$1,050,155	$822,823
Average debt outstanding per share	$17.18	$12.84	$13.16	$7.92	$13.68
Portfolio turnover	23.56%	35.58%	14.87%	17.47%	31.91%
Asset coverage ratio(6)	181.70%	200.04%	232.15%	220.31%	269.51%
Asset coverage ratio per unit(7)	$1,817	$2,000	$2,321	$2,203	$2,695
Average market value per unit:(8)
2014 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2020 Debt Securitization	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
MS Credit Facility II	N/A	N/A	N/A	N/A	N/A
WF Credit Facility	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
JPM Credit Facility	N/A	N/A	N/A	N/A	N/A
2024 Notes	$996	$1,034	N/A	N/A	N/A
2026 Notes	$917	$1,004	N/A	N/A	N/A
2027 Notes	$888	$990	N/A	N/A	N/A
SLF Credit Facility	N/A	N/A	N/A	N/A	N/A
GCIC SLF Credit Facility	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A

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
(8)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes and the 2027 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, and the 2027 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2022, 2021 and 2020:

	Year ended September 30,
	2022	2021	2020
Earnings available to stockholders	$153,440	$340,280	$54,872
Basic and diluted weighted average shares outstanding(1)	170,674,570	167,994,042	148,913,560
Basic and diluted earnings per share	$0.90	$2.03	$0.37

(1)The weighted average shares of the Company’s common stock outstanding used in computing basic and diluted earnings (loss) per share for the year ended September 30, 2020 has been adjusted retroactively by a factor of approximately 1.03% to recognize the bonus element associated with rights to acquire shares of the Company’s common stock that were issued to stockholders of record as of April 8, 2020.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 12. Common Stock Issuances
On May 15, 2020, the Company completed a transferable rights offering, issuing 33,451,902 shares at a subscription price of $9.17 per share. Net proceeds after deducting dealer manager fees and other offering expenses were approximately $300,427. A total of 3,191,448 shares were purchased in the rights offering by affiliates of the Investment Adviser.
See Note 13 for shares of common stock issued in accordance with the Company's DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2022, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the year ended September 30, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30		$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30		$37,358	29,928	$13,902	(1)(2)
05/06/2022	06/03/2022	06/29/2022	$0.30		$39,336	—	$11,933	(3)
08/05/2022	09/02/2022	09/29/2022	$0.30		$40,223	—	$11,046	(4)
For the year ended September 30, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29		$33,846	—	$14,659	(5)
02/05/2021	03/05/2021	03/30/2021	$0.29		$34,311	972,196	$14,194
05/07/2021	06/11/2021	06/29/2021	$0.29		$35,113	920,150	$13,674
08/06/2021	09/08/2021	09/29/2021	$0.29		$35,852	876,727	$13,203
For the year ended September 30, 2020
11/22/2019	12/12/2019	12/30/2019	$0.46	(6)	$40,793	1,149,409	$20,230
02/04/2020	03/06/2020	03/27/2020	$0.33		$30,123	—	$14,030	(7)
05/06/2020	06/09/2020	06/29/2020	$0.29		$31,851	—	$16,653	(8)
08/04/2020	09/08/2020	09/29/2020	$0.29		$33,659	—	$14,851	(9)

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
(4)In accordance with the Company's DRIP, 903,318 shares of the Company's stock were purchased in the open market at an average price of $12.23 and were issued to stockholders of the Company participating in DRIP.
(5)In accordance with the Company's DRIP, 1,034,149 shares of the Company's stock were purchased in the open market at an average price of $14.18 and were issued to stockholders of the Company participating in DRIP.
(6)Includes a special distribution of $0.13 per share.
(7)In accordance with the Company's DRIP, 1,125,098 shares of the Company's stock were purchased in the open market at an average price of $12.47 and were issued to stockholders of the Company participating in DRIP.
(8)In accordance with the Company's DRIP, 1,399,836 shares of the Company's stock were purchased in the open market at an average price of $11.90 and were issued to stockholders of the Company participating in DRIP.
(9)In accordance with the Company's DRIP, 1,099,595 shares of the Company's stock were purchased in the open market at an average price of $13.50 and were issued to stockholders of the Company participating in DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On November 18, 2022, the Company’s board of directors declared a quarterly distribution of $0.33 per share, which is payable on December 29, 2022 to holders of record as of December 9, 2022.

On November 18, 2022, the Company’s board of directors approved amended and restated bylaws that revise Section 2.8 of the bylaws regarding the preparation of voting lists in advance of stockholder meetings to conform to recent amendments to the Delaware General Corporation Law regarding preparation of such lists.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 116
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 4, 2019).
3.3	Amended and Restated Bylaws	*
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.6	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.7	Description of securities	*
4.8	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.9	First Supplemental Indenture, dated as of October 2, 2020, relating to the 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.10	Form of 3.375% Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.11	Second Supplemental Indenture, dated as of February 24, 2021, related to the 2.500% Notes due 2026, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
814-00794), filed on February 24, 2021).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

4.12	Form of 2.500% Notes due 2026. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. File No. 814-00794), filed on February 24, 2021).
4.13	Third Supplemental Indenture, dated as of August 3, 2021, relating to the 2.050% Notes due 2027, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
4.14	Form of 2.050% Notes due 2027. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
10.1	Third Amended and Restated Investment Advisory Agreement, dated as of September 16, 2019, by and between Golub Capital BDC, Inc. and GC Advisors, LLC.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 16, 2019).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.7	Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.8	Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.9	First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).
10.10	Second Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 16, 2022).
10.11	Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.12	Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.13	Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.14	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.15	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.5 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.16	First Supplemental Indenture, dated as of December 21, 2020, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee to the Indenture, dated as of December 13, 2018, among the Issuer and Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 8, 2021).
10.17	Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 12, 2021).
10.18	Commitment Increase Agreement, dated as of October 14, 2021, by Signature Bank, as Increasing Lender, Wells Fargo Bank, National Association and Regions Bank, each as an Assuming Lender, in favor of the Company, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Facility. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on October 18, 2021).
10.19	Commitment Increase Agreement, dated as of November 23, 2021, by First National Bank of Pennsylvania, as Assuming Lender, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, each as an Increasing Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 24, 2021).
10.20	Amendment No. 1, dated as of November 19, 2021, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K/A (File No. 814-00794), filed on December 14, 2021).
10.21	Commitment Increase Agreement, dated as of December 17, 2021, by Comerica Bank, and Capital One, National Association, each as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 21, 2021).
10.22	Amendment No. 2, dated as of September 2, 2022, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, as amended, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 8, 2022).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.23	Commitment Increase Agreement, dated as of September 16, 2022, by Santander Bank, N.A., as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 20, 2022).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
21.1	List of Subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
25.1	Statement of Eligibility of Trustee on From T-1. (Incorporated by reference to Exhibit 25.1 to the Registrant's Form 10-Q (File No. 814-00794), filed February 7, 2020.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
99.2	Consent of Ernst & Young LLP	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 21, 2022	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 21, 2022
David B. Golub	(Principal Executive Officer)

/s/ Christopher C. Ericson	Chief Financial Officer	November 21, 2022
Christopher C. Ericson	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 21, 2022
Lawrence E. Golub

/s/ John T. Baily	Director	November 21, 2022
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 21, 2022
Kenneth F. Bernstein

/s/ Lofton P. Holder	Director	November 21, 2022
Lofton P. Holder

/s/ Anita J. Rival	Director	November 21, 2022
Anita J. Rival

/s/ William M. Webster IV	Director	November 21, 2022
William M. Webster IV