Form 10-Q
period 2022-12-31
GOLUB CAPITAL BDC, Inc.
filed 2023-02-08
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 8, 2023, the Registrant had 170,895,670 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,389,908	$5,374,594
Non-controlled affiliate company investments	47,556	57,689
Controlled affiliate company investments	14,482	14,073
Total investments, at fair value (amortized cost of $5,583,415 and $5,569,604, respectively)	5,451,946	5,446,356
Cash and cash equivalents	96,422	117,290
Foreign currencies (cost of $6,566 and $7,021, respectively)	6,785	6,847
Restricted cash and cash equivalents	62,826	56,416
Interest receivable	28,334	20,794
Receivable from investments sold	463	—
Net unrealized appreciation on forward currency contracts	17,885	32,333
Other assets	1,090	1,188
Total Assets	$5,665,751	$5,681,224
Liabilities
Debt	$3,100,057	$3,093,603
Less unamortized debt issuance costs	(15,641)	(17,211)
Debt less unamortized debt issuance costs	3,084,416	3,076,392
Interest payable	24,942	20,384
Management and incentive fees payable	35,081	33,430
Accounts payable and other liabilities	7,601	6,293
Accrued trustee fees	26	225
Total Liabilities	3,152,066	3,136,724
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 170,895,670 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively.	171	171
Paid in capital in excess of par	2,676,674	2,676,674
Distributable earnings (losses)	(163,160)	(132,345)
Total Net Assets	2,513,685	2,544,500
Total Liabilities and Total Net Assets	$5,665,751	$5,681,224
Number of common shares outstanding	170,895,670	170,895,670
Net asset value per common share	$14.71	$14.89

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2022	2021

Investment income
From non-controlled/non-affiliate company investments:
Interest income	$130,761	$84,222
Dividend income	4,133	317
Fee income	487	1,009
Total investment income from non-controlled/non-affiliate company investments	135,381	85,548
From non-controlled affiliate company investments:
Interest income	1,389	1,017
Fee income	38	—
Total investment income from non-controlled affiliate company investments	1,427	1,017
From controlled affiliate company investments:
Interest income	65	2
Fee income	4	—
Total investment income from controlled affiliate company investments	69	2
Total investment income	136,877	86,567
Expenses
Interest and other debt financing expenses	34,245	17,836
Base management fee	19,062	17,501
Incentive fee	16,011	3,381
Professional fees	1,208	899
Administrative service fee	2,175	1,818
General and administrative expenses	313	342
Total expenses	73,014	41,777
Net investment income - before tax	63,863	44,790
Excise tax	2,200	—
Net investment income - after tax	61,663	44,790
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	2,455	15,599
Non-controlled affiliate company investments	320	(1,026)
Foreign currency transactions	56	(25)
Forward currency contracts	463	—
Net realized gain (loss) on investment transactions	3,294	14,548
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(33,397)	6,538
Non-controlled affiliate company investments	(7,981)	907
Controlled affiliate company investments	307	(2,694)
Translation of assets and liabilities in foreign currencies	15,897	(797)
Forward currency contracts	(14,448)	281
Net change in unrealized appreciation (depreciation) on investment transactions	(39,622)	4,235
Net gain (loss) on investment transactions	(36,328)	18,783
(Provision) benefit for taxes on realized gains on investments	(207)	—
(Provision) benefit for taxes on unrealized appreciation on investments	453	(495)
Net increase (decrease) in net assets resulting from operations	$25,581	$63,078
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.15	$0.37
Dividends and distributions declared per common share	$0.33	$0.30
Basic and diluted weighted average common shares outstanding (Note 10)	170,895,670	170,046,783

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	170,028,584	$170	$2,664,251	$(81,729)	$2,582,692
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	44,790	44,790
Net realized gain (loss) on investment transactions	—	—	—	14,548	14,548
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,235	4,235
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(495)	(495)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	837,158	1	12,716	—	12,717
Distributions from distributable earnings	—	—	—	(51,008)	(51,008)
Total increase (decrease) for the three months ended December 31, 2021	837,158	1	12,716	12,070	24,787
Balance at December 31, 2021	170,865,742	$171	$2,676,967	$(69,659)	$2,607,479
Balance at September 30, 2022	170,895,670	$171	$2,676,674	$(132,345)	$2,544,500
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	61,663	61,663
Net realized gain (loss) on investment transactions	—	—	—	3,294	3,294
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(39,622)	(39,622)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	453	453
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(56,396)	(56,396)
Total increase (decrease) for the three months ended December 31, 2022	—	—	—	(30,815)	(30,815)
Balance at December 31, 2022	170,895,670	$171	$2,676,674	$(163,160)	$2,513,685

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands, except share data)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,581	$63,078
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,748	1,667
Accretion of discounts and amortization of premiums on investments	(3,893)	(640)
Accretion of discounts and amortization of premiums on issued debt securities	421	467
Net realized (gain) loss on investments	(2,775)	(14,573)
Net realized (gain) loss on forward currency contracts	(463)	—
Net realized (gain) loss on foreign currency transactions	(56)	25
Net change in unrealized (appreciation) depreciation on investments	41,071	(4,751)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(15,897)	797
Net change in unrealized (appreciation) depreciation on forward currency contracts	14,448	(281)
Proceeds from (fundings of) revolving loans, net	(868)	(336)
Fundings of investments	(248,882)	(890,932)
Proceeds from principal payments and sales of portfolio investments	253,833	661,760
Proceeds from settlements of forward currency contracts	463	—
PIK interest	(7,777)	(3,473)
Non-cash dividends	(3,449)	—
Changes in operating assets and liabilities:
Interest receivable	(7,540)	(3,007)
Receivable from investments sold	(463)	(2,926)
Other assets	98	(294)
Interest payable	4,558	3,668
Management and incentive fees payable	1,651	8,552
Payable for investments purchased	—	(294)
Accounts payable and other liabilities	1,308	(241)
Accrued trustee fees	(199)	—
Net cash provided by (used in) operating activities	52,918	(181,734)
Cash flows from financing activities
Borrowings on debt	77,080	620,205
Repayments of debt	(88,000)	(336,800)
Capitalized debt issuance costs	(178)	(6,221)
Distributions paid	(47,245)	(38,291)
Purchases of common stock for dividend reinvestment plan	(9,151)	—
Net cash provided by (used in) financing activities	(67,494)	238,893
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents	(14,576)	57,159
Effect of foreign currency exchange rates	56	(25)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, beginning of period	180,553	244,343
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, end of period	$166,033	$301,477
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,518	$12,034
Distributions declared during the period	56,396	51,008
Supplemental disclosure of non-cash operating and financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$12,717
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2022	September 30, 2022
Cash and cash equivalents	$96,422	$117,290
Foreign currencies (cost of $6,566 and $7,021, respectively)	6,785	6,847
Restricted cash and cash equivalents	62,826	56,416
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$166,033	$180,553
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
Tronair Parent, Inc.+(22)	Senior loan	L +	6.25%	(b)	10.34%	cash/	0.50%	PIK	09/2023	$668	$667	—%	$614
Tronair Parent, Inc.+(22)	Senior loan	L +	6.25%	(b)	10.34%	cash/	0.50%	PIK	06/2023	120	120	—	108
Whitcraft LLC*#+	One stop	SF +	7.00%	(l)	11.73%				12/2023	68,383	68,395	2.8	68,383
Whitcraft LLC+	One stop	SF +	6.00%	(a)(d)(l)	10.84%				12/2023	240	238	—	240
										69,411	69,420	2.8	69,345
Airlines
Aurora Lux Finco S.A.R.L. +(8)(13)	One stop	L +	6.00%	(b)	10.32%				12/2026	973	960	—	924

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	4.75%	(l)	9.39%				04/2028	9,766	9,618	0.4	9,571
COP CollisionRight Holdings, Inc.+	One stop	SF +	4.75%	(l)	9.48%				04/2028	27	26	—	25
COP CollisionRight Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2028	—	(2)	—	(2)
Covercraft Parent III, Inc.+	Senior loan	L +	4.50%	(b)	8.24%				08/2027	4,877	4,840	0.2	4,780
Covercraft Parent III, Inc.+	Senior loan	L +	4.50%	(b)	9.23%				08/2027	994	974	—	958
Covercraft Parent III, Inc.+	Senior loan	L +	4.50%	(b)	9.23%				08/2027	19	18	—	17
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(b)	11.18%				05/2027	6,083	5,993	0.3	5,779
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(b)	11.23%				05/2027	1,019	1,004	—	968
Polk Acquisition Corp.*#+(22)	Senior loan	SF +	6.25%	(k)	9.57%	cash/	1.00%	PIK	12/2024	18,022	17,958	0.7	17,660
Polk Acquisition Corp.+	Senior loan	SF +	6.50%	(k)	10.82%				03/2023	695	694	—	684
Polk Acquisition Corp.+(22)	Senior loan	SF +	6.25%	(k)	9.57%	cash/	1.00%	PIK	12/2024	50	52	—	47
Polk Acquisition Corp.+(22)	Senior loan	SF +	6.25%	(k)	9.57%	cash/	1.00%	PIK	12/2024	107	106	—	104
										41,659	41,281	1.6	40,591
Automobiles
CG Group Holdings, LLC*#+(22)	One stop	L +	7.25%	(b)	9.98%	cash/	2.00%	PIK	07/2027	31,520	31,183	1.2	28,999
CG Group Holdings, LLC+(22)	One stop	L +	7.25%	(a)	9.63%	cash/	2.00%	PIK	07/2026	340	336	—	316
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(k)	10.67%				12/2027	42,756	42,401	1.7	41,919
Denali Midco 2, LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(10)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	197	195	—	193
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	99	98	—	97
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	79	79	—	78
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	79	79	—	78
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	66	65	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	10.92%				12/2027	976	948	—	966
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	658	653	—	645
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	120	119	—	117
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	114	113	—	111
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	10.67%				12/2027	82	81	—	80
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(22)	—	(8)
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	10.92%				12/2027	130	127	—	129
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	10.92%				12/2027	65	63	—	65
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	10.48%				09/2025	15,275	15,093	0.6	14,817
JHCC Holdings LLC+	One stop	P +	4.75%	(d)	12.25%				09/2025	494	490	—	480
JHCC Holdings LLC+	One stop	L +	5.75%	(b)(d)	11.03%				09/2025	294	292	—	285
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC+	One stop	P +	4.75%	(b)(d)	11.52%	09/2025	$61	$61	—%	$58
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	10.48%	09/2025	1,779	1,747	0.1	1,679
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(m)	9.98%	11/2026	23,916	23,719	0.9	22,721
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.45%	11/2026	2,622	2,603	0.1	2,491
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.70%	11/2026	2,592	2,558	0.1	2,463
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.45%	11/2026	2,572	2,551	0.1	2,443
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.79%	11/2026	1,906	1,890	0.1	1,810
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.98%	11/2026	1,567	1,555	0.1	1,488
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.62%	11/2026	1,444	1,422	0.1	1,372
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	9.98%	11/2026	526	522	—	499
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	9.50%	11/2026	358	354	—	340
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	9.55%	11/2026	147	146	—	140
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.79%	11/2026	60	59	—	57
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	10.58%	11/2026	136	134	—	126
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(20)	—	—
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	8.99%	11/2026	179	178	—	170
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.94%	11/2026	60	59	—	57
POY Holdings, LLC#	One stop	L +	5.50%	(b)	10.23%	11/2027	9,519	9,363	0.4	9,519
POY Holdings, LLC+	One stop	L +	5.50%	(b)	10.23%	11/2027	36	32	—	36
POY Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)	11/2027	—	(1)	—	—
POY Holdings, LLC+	One stop	L +	5.50%	(b)	10.23%	11/2027	81	81	—	81
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	10.29%	07/2029	3,150	3,121	0.1	3,024
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(2)	—	(8)
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	10.22%	07/2029	1,493	1,472	0.1	1,403
Quick Quack Car Wash Holdings, LLC*#	One stop	L +	7.00%	(b)	11.41%	10/2024	12,783	12,753	0.5	12,655
Quick Quack Car Wash Holdings, LLC+	One stop	L +	7.00%	(b)	11.41%	10/2024	9,748	9,713	0.4	9,651
Quick Quack Car Wash Holdings, LLC#+	One stop	L +	7.00%	(b)	11.41%	10/2024	2,306	2,298	0.1	2,284
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	7.00%	(b)	11.41%	10/2024	2,015	2,029	0.1	1,994
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	7.00%	(b)	11.41%	10/2024	1,347	1,356	0.1	1,333
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	7.00%	(b)	11.41%	10/2024	1,097	1,100	—	1,086
Quick Quack Car Wash Holdings, LLC+	One stop	L +	7.00%	(b)	11.41%	10/2024	95	90	—	94
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	7.00%		N/A(6)	10/2024	—	—	—	(2)
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	7.00%		N/A(6)	10/2024	—	(1)	—	(1)
Quick Quack Car Wash Holdings, LLC+	One stop	L +	7.00%	(b)	11.41%	10/2024	344	340	—	341
Quick Quack Car Wash Holdings, LLC+	One stop	L +	7.00%	(b)	11.41%	10/2024	104	99	—	103
Quick Quack Car Wash Holdings, LLC+	One stop	L +	7.00%	(c)	11.72%	10/2024	3,310	3,278	0.1	3,277
Quick Quack Car Wash Holdings, LLC+	One stop	L +	7.00%	(b)	11.41%	10/2024	95	93	—	94
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	10.71%	07/2028	8,369	8,214	0.4	8,285
Spotless Brands, LLC+	One stop	SF +	6.50%	(k)(l)	11.12%	07/2028	908	900	—	899
Spotless Brands, LLC+(5)	One stop	SF +	6.50%		N/A(6)	07/2028	—	(1)	—	—
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	10.71%	07/2028	673	667	—	667
TWAS Holdings, LLC#+	One stop	SF +	6.75%	(k)	11.17%	12/2026	40,357	40,038	1.6	39,954
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(k)	11.17%	12/2026	30,488	30,231	1.2	30,184
TWAS Holdings, LLC+	One stop	SF +	6.75%	(k)	11.17%	12/2026	7,914	7,849	0.3	7,835
TWAS Holdings, LLC+	One stop	SF +	6.75%	(k)	11.17%	12/2026	608	603	—	602
TWAS Holdings, LLC+	One stop	SF +	6.75%	(k)	11.17%	12/2026	386	383	—	382
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)	12/2026	—	(3)	—	(4)
							270,495	268,022	10.5	263,103
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Fintech Midco, LLC*#	One stop	L +	5.00%	(b)(c)	9.93%	08/2024	$23,852	$23,980	1.0%	$23,613
Fintech Midco, LLC+	One stop	L +	5.00%	(b)(c)	9.93%	08/2024	15,145	15,062	0.6	14,994
Fintech Midco, LLC#+	One stop	L +	5.00%	(b)(c)	9.93%	08/2024	1,105	1,120	—	1,093
Fintech Midco, LLC+(5)	One stop	L +	5.00%		N/A(6)	08/2024	—	—	—	(2)
Watermill Express, LLC+	One stop	L +	5.50%	(b)	10.23%	04/2027	2,239	2,222	0.1	2,239
Watermill Express, LLC+	One stop	L +	5.50%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC+	One stop	L +	5.50%	(b)	10.23%	04/2027	134	133	—	134
Winebow Holdings, Inc.+	One stop	L +	6.25%	(a)	10.63%	07/2025	7,780	7,709	0.3	7,780
							50,255	50,226	2.0	49,851

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L +	5.25%	(b)	9.98%		11/2028	$7,519	$7,456	0.3%	$7,293
BECO Holding Company, Inc.+(5)	One stop	L +	5.25%		N/A(6)		11/2027	—	(4)	—	(11)
BECO Holding Company, Inc.+(5)	One stop	L +	5.25%		N/A(6)		11/2028	—	(16)	—	(58)
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	4,095	4,096	0.2	4,095
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	1,385	1,397	0.1	1,385
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	893	897	0.1	893
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	842	838	—	842
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	428	434	—	428
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	273	274	—	273
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.50%		03/2024	884	877	—	884
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	213	213	—	213
Jensen Hughes, Inc.+	Senior loan	L +	4.50%	(b)(c)	9.43%		03/2024	114	114	—	114
								16,646	16,576	0.7	16,351
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L +	5.25%	(b)	8.99%		07/2024	12,412	12,462	0.5	12,163
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	8.99%		07/2024	9,888	9,829	0.4	9,690
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	8.99%		07/2024	1,886	1,881	0.1	1,849
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	8.99%		07/2024	21	22	—	17
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	8.11%		09/2028	33,905	36,159	1.3	32,209
PHM NL SP Bidco B.V.+(8)(14)	One stop	L +	6.25%	(c)	10.42%		09/2028	13,766	13,568	0.5	13,077
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(i)	9.68%		09/2028	7,271	7,915	0.3	6,907
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	8.72%		09/2028	3,584	3,713	0.1	3,363
								82,733	85,549	3.2	79,275
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*#+	One stop	L +	5.25%	(b)	9.98%		10/2028	16,903	16,705	0.7	16,564
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(2)	—	(4)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(14)	—	(30)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%	(i)	8.46%		11/2025	10,453	11,000	0.4	10,453
Hydraulic Authority III Limited+(8)(9)(10)	One stop	E +	5.00%	(e)	7.20%		11/2025	1,152	1,120	0.1	1,152
Hydraulic Authority III Limited+(8)(9)(10)(22)	One stop	N/A			11.00%	PIK	11/2028	261	277	—	261
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%		N/A(6)		11/2025	—	—	—	—
North Haven Stack Buyer, LLC*+	One stop	SF +	5.50%	(k)	9.92%		07/2027	8,744	8,611	0.3	8,483

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	9.92%				07/2027	$354	$333	—%	$270
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	9.92%				07/2027	50	49	—	46
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	9.92%				07/2027	2,945	2,923	0.1	2,857
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	9.92%				07/2027	972	964	—	942
OVG Business Services, LLC+	One stop	L +	6.25%	(a)	10.64%				11/2028	1,795	1,761	0.1	1,759
OVG Business Services, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2026	—	—	—	(1)
Profile Products LLC+(8)	One stop	L +	5.50%	(b)	10.14%				11/2027	5,913	5,805	0.2	5,795
Profile Products LLC+(8)	One stop	L +	5.50%	(b)	10.14%				11/2027	1,285	1,264	0.1	1,259
Profile Products LLC+(8)	One stop	L +	5.50%	(a)(d)	10.67%				11/2027	32	31	—	31
Profile Products LLC+(5)(8)	One stop	L +	5.50%		N/A(6)				11/2027	—	(3)	—	(9)
Profile Products LLC+(5)(8)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(1)
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	10.23%				11/2028	29,448	28,984	1.2	29,154
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	10.23%				11/2028	20,821	20,637	0.8	20,613
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	10.23%				11/2028	9,875	9,755	0.4	9,776
Radwell Parent, LLC+	One stop	SF +	6.53%	(l)	11.21%				03/2029	19,028	18,753	0.7	18,351
Radwell Parent, LLC+(5)	One stop	SF +	6.75%		N/A(6)				03/2028	—	(5)	—	(10)
Radwell Parent, LLC+(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(8)	—	(19)
Radwell Parent, LLC+	One stop	SF +	6.75%	(l)	11.33%				03/2029	24,950	24,212	1.0	24,202
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	10.18%				06/2027	2,458	2,421	0.1	2,409
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	9.40%				06/2027	33	32	—	31
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
WRE Holding Corp.*#	Senior loan	SF +	5.00%	(k)(l)	9.60%				01/2025	2,223	2,216	0.1	2,223
WRE Holding Corp.+	Senior loan	SF +	5.00%	(k)(l)	9.60%				01/2025	918	915	—	918
WRE Holding Corp.+	Senior loan	SF +	5.00%	(k)(l)	9.60%				01/2025	673	671	—	673
WRE Holding Corp.+	Senior loan	SF +	5.00%	(k)(m)	9.60%				01/2025	398	397	—	398
WRE Holding Corp.+	Senior loan	SF +	5.00%	(k)(l)	9.60%				01/2025	128	128	—	128
WRE Holding Corp.+	Senior loan	SF +	5.00%	(k)(m)	9.60%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior loan	SF +	5.00%		N/A(6)				01/2025	—	—	—	—
WRE Holding Corp.+	Senior loan	SF +	5.00%	(k)(l)(m)	9.35%				01/2025	59	57	—	59
										161,894	160,011	6.3	158,756
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L +	5.50%	(b)	10.23%				09/2028	10,349	10,182	0.4	10,039
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	7.45%				09/2028	1,137	1,241	—	1,103
										11,486	11,423	0.4	11,142
Containers and Packaging
AmerCareRoyal LLC+(22)	Senior loan	SF +	5.50%	(l)	9.48%	cash/	0.50%	PIK	11/2025	746	738	—	739
AmerCareRoyal LLC+(22)	Senior loan	SF +	5.50%	(l)	9.48%	cash/	0.50%	PIK	11/2025	159	157	—	158
AmerCareRoyal LLC+(22)	Senior loan	SF +	5.50%	(l)	9.48%	cash/	0.50%	PIK	11/2025	155	153	—	153
AmerCareRoyal LLC+(8)(22)	Senior loan	SF +	5.50%	(l)	9.48%	cash/	0.50%	PIK	11/2025	134	132	—	133
Chase Intermediate+	One stop	L +	5.00%	(b)(c)	9.85%				10/2028	10,253	10,172	0.4	10,048
Chase Intermediate+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(3)	—	(7)
Chase Intermediate+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(7)	—	(16)
Fortis Solutions Group, LLC*#+	One stop	L +	5.50%	(b)	9.73%				10/2028	34,665	34,173	1.4	33,971
Fortis Solutions Group, LLC+	One stop	L +	5.50%	(c)(d)	10.83%				10/2027	40	35	—	34
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(93)	—	(2)
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(39)	—	(112)
										46,152	45,418	1.8	45,099

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Distributors
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(m)	9.15%	07/2027	$1,238	$1,226	—%	$1,238
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(m)	9.28%	07/2027	1,788	1,774	0.1	1,788
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(m)	9.20%	07/2027	2,954	2,925	0.1	2,954
WSC Holdings Midco LLC+(5)	Senior loan	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	—
WSC Holdings Midco LLC+	Senior loan	SF +	4.50%	(m)	8.77%	07/2027	50	49	—	50
							6,030	5,973	0.2	6,030
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	12.23%	02/2026	1,585	1,551	0.1	1,585
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	12.23%	02/2026	1,520	1,472	0.1	1,520
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.18%	02/2026	1,096	1,091	—	1,096
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	12.23%	02/2026	1,080	1,066	—	1,080
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.23%	02/2026	751	734	—	751
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	12.23%	02/2026	662	629	—	662
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.23%	02/2026	645	638	—	645
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.23%	02/2026	381	371	—	381
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.23%	02/2026	239	224	—	239
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.23%	02/2026	130	106	—	130
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	12.23%	02/2026	55	50	—	55
Certus Pest, Inc.+(5)	One stop	SF +	7.50%		N/A(6)	02/2026	—	(1)	—	—
CHHJ Midco, LLC#	Senior loan	L +	5.00%	(a)	9.38%	01/2026	2,716	2,699	0.1	2,716
CHHJ Midco, LLC+	Senior loan	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	8.24%	07/2027	1,708	1,695	0.1	1,676
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	8.24%	07/2027	1,665	1,645	0.1	1,633
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	8.37%	07/2027	1,091	1,080	0.1	1,070
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	8.70%	07/2027	771	763	—	756
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.50%	(b)	8.24%	07/2027	199	196	—	195
COP Hometown Acquisitions, Inc.+	Senior loan	L +	4.75%	(b)	9.42%	07/2027	120	118	—	119
COP Hometown Acquisitions, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)	07/2027	—	—	—	(1)
DP Flores Holdings, LLC#	One stop	SF +	6.50%	(m)	11.23%	09/2028	2,593	2,550	0.1	2,593
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(2)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(14)	—	—
EMS LINQ, LLC+	One stop	L +	6.25%	(a)	10.63%	12/2027	9,591	9,512	0.4	9,400
EMS LINQ, LLC+(5)	One stop	L +	6.25%		N/A(6)	12/2027	—	(1)	—	(3)
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	10.73%	03/2026	927	918	—	918
EWC Growth Partners LLC+	One stop	L +	6.00%		N/A(6)	03/2026	—	—	—	—
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	10.73%	03/2026	14	14	—	14
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	10.73%	03/2026	73	73	—	73
Excelligence Learning Corporation#+	One stop	SF +	6.00%	(l)	10.73%	01/2024	10,240	10,197	0.4	10,240
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	10.42%	03/2027	9,075	8,948	0.4	8,744
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	10.42%	03/2027	543	532	—	516
FPG Intermediate Holdco, LLC+	One stop	P +	5.00%	(d)(k)	12.31%	03/2027	32	31	—	29
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(13)	—	(14)
FSS Buyer LLC+	One stop	L +	5.75%	(a)	10.13%	08/2028	5,477	5,389	0.2	5,423
FSS Buyer LLC+(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(m)	10.45%	06/2029	7,763	7,620	0.3	7,608
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(c)	8.92%	03/2025	2,491	2,512	0.1	2,291

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(c)	9.90%				03/2025	$1,340	$1,338	0.1%	$1,233
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(c)	9.90%				03/2025	604	596	—	556
Learn-it Systems, LLC+	Senior loan	L +	4.75%	(c)	9.90%				03/2025	33	32	—	29
Liminex, Inc.+	One stop	SF +	7.25%	(l)	11.98%				11/2026	25,462	25,149	1.0	25,971
Liminex, Inc.+	One stop	SF +	6.25%	(l)	10.98%				11/2026	20,000	19,827	0.8	19,800
Liminex, Inc.+	One stop	SF +	7.25%	(l)	11.98%				11/2026	800	794	—	816
Liminex, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	SF +	6.00%	(k)	10.42%				05/2026	5,704	5,654	0.2	5,647
Litera Bidco LLC+	One stop	SF +	5.75%	(k)	10.17%				05/2026	3,664	3,678	0.2	3,602
Litera Bidco LLC+	One stop	SF +	5.75%	(k)	10.17%				05/2026	687	702	—	675
Litera Bidco LLC+	One stop	SF +	5.75%	(k)	10.17%				05/2026	687	702	—	675
Litera Bidco LLC+	One stop	SF +	6.00%	(k)	10.42%				05/2026	516	512	—	511
Litera Bidco LLC+	One stop	L +	5.75%	(b)	10.35%				05/2025	16	16	—	16
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	10.17%				04/2029	7,634	7,497	0.3	7,482
Mario Purchaser, LLC+(22)	One stop	SF +	10.75%	(k)	15.17%	PIK			04/2032	1,584	1,545	0.1	1,584
Mario Purchaser, LLC+(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(1)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	10.17%				04/2029	108	104	—	101
Mathnasium, LLC#	One stop	L +	5.00%	(c)	10.13%				11/2027	9,237	9,162	0.4	9,145
Mathnasium, LLC+	One stop	L +	5.00%	(c)	10.13%				11/2027	13	12	—	12
NSG Buyer, Inc. *#+	One stop	SF +	6.50%	(k)	10.92%				11/2029	20,152	19,711	0.8	19,950
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(47)	—	(48)
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	—	—	(1)
PADI Holdco, Inc.*#(22)	One stop	L +	7.25%	(b)	10.49%	cash/	1.50%	PIK	04/2024	21,631	21,596	0.9	21,197
PADI Holdco, Inc.+(8)(9)(22)	One stop	E +	7.25%	(e)	7.71%	cash/	1.50%	PIK	04/2024	19,541	20,927	0.8	19,149
PADI Holdco, Inc.+(22)	One stop	L +	7.25%	(b)	9.96%	cash/	1.50%	PIK	04/2024	827	824	—	811
PADI Holdco, Inc.+(22)	One stop	L +	7.25%	(b)	10.49%	cash/	1.50%	PIK	04/2024	171	170	—	167
PADI Holdco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2023	—	—	—	(2)
Provenance Buyer LLC#+	One stop	L +	5.00%	(a)	9.38%				06/2027	18,232	17,956	0.7	18,232
Provenance Buyer LLC+	One stop	L +	5.00%	(a)	9.38%				06/2027	9,950	9,861	0.4	9,950
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(m)	9.33%				04/2028	17,685	17,528	0.7	16,800
RW AM Holdco LLC+(5)	One stop	P +	4.25%		N/A(6)				04/2028	—	(1)	—	(8)
										251,511	250,229	9.9	248,189
Diversified Financial Services
Adenza Group, Inc. +	One stop	L +	5.75%	(a)	10.13%				12/2027	4,006	3,944	0.1	3,885
Adenza Group, Inc. +(5)	One stop	L +	5.75%		N/A(6)				12/2027	—	—	—	(1)
Adenza Group, Inc. +	One stop	L +	5.75%		N/A(6)				12/2025	—	—	—	—
Avalara, Inc.+	One stop	SF +	7.25%	(l)	11.83%				10/2028	11,941	11,653	0.5	11,642
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(3)	—	(3)
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(m)	9.23%				07/2027	7,997	7,922	0.3	7,837
Banker's Toolbox, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(2)
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(k)	9.57%				07/2027	1,284	1,279	—	1,216
Flash Topco, Inc.*	One stop	L +	5.75%	(b)	10.16%				10/2028	9,795	9,713	0.4	9,305
Flash Topco, Inc.+	One stop	L +	5.75%	(b)	10.12%				10/2028	27	26	—	21
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	9.63%				11/2026	4,565	4,519	0.2	4,519
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	9.63%				11/2026	78	78	—	77
										39,693	39,131	1.5	38,496
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior loan	SF +	4.75%	(l)	9.48%	12/2024	$1,624	$1,607	0.1%	$1,624

Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	6.75%	(k)	10.97%	11/2028	24,719	23,998	1.0	23,977
CST Holding Company+	One stop	SF +	6.75%	(k)	10.97%	11/2028	5	4	—	4
							24,724	24,002	1.0	23,981

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(l)	10.23%	09/2028	$18,178	$18,083	0.7%	$18,178
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	10.23%	09/2028	3,269	3,242	0.2	3,269
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(l)	10.23%	09/2028	2,196	2,196	0.1	2,196
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(l)	10.23%	09/2028	1,394	1,394	0.1	1,394
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(l)	10.23%	09/2028	1,231	1,231	0.1	1,231
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	10.23%	09/2028	229	227	—	229
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	10.23%	09/2028	177	176	—	177
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	09/2028	—	(1)	—	—
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	10.23%	09/2028	80	79	—	80
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	929	925	—	929
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	730	727	—	730
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	716	710	—	716
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	353	349	—	353
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	352	349	—	352
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	174	172	—	174
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	105	104	—	105
Mendocino Farms, LLC+(5)	One stop	SF +	6.25%		N/A(6)	06/2025	—	(15)	—	—
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	10.67%	06/2025	310	307	—	310
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(l)	12.23%	06/2024	2,018	2,018	0.1	2,018
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	12.23%	06/2024	409	409	—	409
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	12.23%	06/2024	291	289	—	291
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	12.23%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%		N/A(6)	06/2024	—	—	—	—
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	10.16%	10/2027	6,776	6,722	0.3	6,505
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	9.66%	10/2027	185	177	—	178
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	10.24%	10/2027	20	19	—	17
Wood Fired Holding Corp.*#	One stop	L +	6.25%	(b)	10.98%	12/2023	8,006	8,047	0.3	8,006
Wood Fired Holding Corp.+	One stop	L +	6.25%		N/A(6)	12/2023	—	—	—	—
							48,128	47,936	1.9	47,847

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+(22)	One stop	L +	6.50%	(b)	8.23%	cash/	3.00%	PIK	06/2027	$13,560	$13,369	0.6%	$13,560
Borrower R365 Holdings, LLC+(22)	One stop	L +	6.50%	(b)	8.23%	cash/	3.00%	PIK	06/2027	1,118	1,100	—	1,118
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#+(22)	Senior loan	SF +	6.50%	(d)(l)	9.43%	cash/	1.75%	PIK	12/2024	5,006	4,976	0.2	4,856
Flavor Producers, LLC+(22)	Senior loan	SF +	6.50%	(l)	11.13%				09/2024	—	—	—	—
Kodiak Cakes, LLC*#+	Senior loan	L +	6.00%	(b)	10.73%				06/2027	12,369	12,253	0.4	11,256
Kodiak Cakes, LLC+	Senior loan	L +	6.00%	(b)	10.73%				06/2026	150	149	—	139
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(l)	10.80%				07/2027	9,753	9,677	0.4	8,875
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(l)	10.91%				07/2027	73	71	—	64
MAPF Holdings, Inc.*#+	One stop	SF +	5.50%	(l)	10.23%				12/2026	37,883	37,629	1.5	37,504
MAPF Holdings, Inc.+	One stop	SF +	5.50%	(b)(l)	10.08%				12/2026	120	118	—	117
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(l)	10.73%				12/2026	17,677	17,518	0.7	16,970
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(4)
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(5)	—	—
Purfoods, LLC+(22)	One stop	N/A			7.00%	PIK			05/2026	66	69	—	66
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)	10.88%				08/2027	6,654	6,591	0.3	6,322
Ultimate Baked Goods Midco LLC+(5)	One stop	L +	6.50%	(a)	10.88%				08/2027	18	(9)	—	14
Whitebridge Pet Brands, LLC*#+	One stop	L +	5.00%	(a)	9.38%				07/2027	22,945	22,645	0.9	22,486
Whitebridge Pet Brands, LLC+	One stop	L +	5.00%	(a)	9.36%				07/2027	100	98	—	95
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.50%	(i)	7.93%				03/2029	6,573	7,066	0.2	6,094
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.50%	(i)	7.93%				09/2028	91	88	—	85
										134,156	133,400	5.2	129,617

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	L +	5.25%	(b)	9.08%				06/2025	$4,115	$4,152	0.2%	$4,074
Aspen Medical Products, LLC+	One stop	L +	5.25%	(b)	9.08%				06/2025	263	262	—	260
Aspen Medical Products, LLC+	One stop	L +	5.25%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(j)	10.53%				08/2028	5,415	5,355	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(e)	7.93%				08/2028	3,100	3,391	0.1	3,065
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(i)	9.50%				08/2028	856	942	—	851
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(e)	8.15%				08/2028	740	757	—	731
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SF +	5.95%		N/A(6)				08/2028	—	(16)	—	(7)
Belmont Instrument, LLC*#	One stop	SF +	6.25%	(l)	10.76%				08/2028	9,875	9,783	0.4	9,777
Belmont Instrument, LLC+	One stop	P +	5.25%	(d)	12.75%				08/2028	15	14	—	14
Blades Buyer, Inc.#+	Senior loan	SF +	5.00%	(l)(m)	8.66%				03/2028	10,026	9,929	0.4	9,773
Blades Buyer, Inc.+(5)	Senior loan	SF +	4.75%		N/A(6)				03/2028	—	(1)	—	(6)
Blades Buyer, Inc.+	Senior loan	SF +	5.00%	(k)	9.37%				03/2028	319	318	—	311
Blades Buyer, Inc.+	Senior loan	SF +	5.25%	(k)	9.37%				03/2028	1,311	1,290	0.1	1,291
Blue River Pet Care, LLC*#+	One stop	L +	5.00%	(a)	9.38%				07/2026	51,066	50,779	2.0	49,533
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				08/2025	—	(2)	—	(8)
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	9.37%				07/2026	770	761	—	736
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	9.38%				07/2026	180	178	—	174
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	9.38%				07/2026	173	171	—	167
CCSL Holdings, LLC*+	One stop	SF +	6.50%	(k)	10.92%				12/2026	15,359	15,230	0.6	15,206
CCSL Holdings, LLC+	One stop	SF +	6.50%	(k)	10.92%				12/2026	4,146	4,114	0.2	4,104
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.50%	(i)	10.03%				12/2026	2,351	2,423	0.1	2,327
CCSL Holdings, LLC+	One stop	SF +	6.50%	(k)	10.92%				12/2026	130	128	—	128
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(14)	—	(14)
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(23)	—	(26)
CMI Parent Inc.#+	Senior loan	SF +	4.75%	(k)	9.17%				08/2025	6,483	6,541	0.3	6,352
CMI Parent Inc.+	Senior loan	SF +	4.75%	(k)	9.17%				08/2025	3,212	3,190	0.1	3,148
CMI Parent Inc.+(5)	Senior loan	L +	4.75%		N/A(6)				08/2025	—	(2)	—	(6)
CMI Parent Inc.+	Senior loan	SF +	4.75%	(k)	9.17%				08/2025	2,925	2,898	0.1	2,866
G & H Wire Company, Inc.#+(22)	One stop	L +	9.00%	(c)	11.17%	cash/	2.00%	PIK	09/2023	11,471	11,278	0.5	11,356
G & H Wire Company, Inc.+(22)	One stop	L +	9.00%	(b)	11.73%	cash/	2.00%	PIK	06/2023	94	92	—	94
Joerns Healthcare, LLC+(7)(22)	One stop	SF +	16.00%	(l)	10.78%	cash/	10.00%	PIK	08/2024	2,187	1,974	—	—
Joerns Healthcare, LLC+(7)(22)	One stop	SF +	16.00%	(l)	10.78%	cash/	10.00%	PIK	08/2024	2,103	1,900	—	—
Joerns Healthcare, LLC+	One stop	SF +	18.00%	(l)	22.51%				01/2024	1,290	1,290	—	839
Joerns Healthcare, LLC+	One stop	SF +	18.00%	(l)	22.51%				01/2024	262	262	—	262
										140,237	139,344	5.3	132,787

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	9.89%				12/2027	$8,308	$8,239	0.3%	$8,059
AAH TOPCO, LLC +(22)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,111	1,093	—	1,033
AAH TOPCO, LLC +(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	9.82%				12/2027	280	275	—	262
Active Day, Inc.#+	One stop	SF +	5.75%	(l)	10.48%				02/2025	17,701	17,540	0.7	17,347
Active Day, Inc.#+	One stop	SF +	5.75%	(l)	10.48%				02/2025	1,366	1,354	0.1	1,339
Active Day, Inc.*#	One stop	SF +	5.75%	(l)	10.48%				02/2025	880	873	0.1	863
Active Day, Inc.+	One stop	SF +	5.75%	(l)	10.48%				02/2025	701	695	—	687
Active Day, Inc.+	One stop	SF +	5.75%	(l)	10.48%				02/2025	619	614	—	607
Active Day, Inc.*#	One stop	SF +	5.75%	(l)	10.48%				02/2025	608	603	—	597
Active Day, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.75%	(l)	10.48%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	10.65%				03/2025	16,467	16,355	0.6	16,222
Acuity Eyecare Holdings, LLC+(22)	One stop	N/A			15.00%				06/2027	10,831	10,642	0.4	10,831
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.98%				03/2025	4,067	4,059	0.2	4,027
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.93%				03/2025	3,623	3,601	0.1	3,587
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(l)	10.98%				03/2025	3,504	3,505	0.2	3,469
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.98%				03/2025	3,195	3,234	0.1	3,163
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	10.41%				03/2025	2,042	2,014	0.1	2,012
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.98%				03/2025	1,863	1,901	0.1	1,845
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.98%				03/2025	451	452	—	446
Acuity Eyecare Holdings, LLC+(22)	One stop	SF +	13.00%	(l)	10.98%	cash/	6.75%	PIK	03/2025	254	253	—	267
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.98%				03/2025	166	165	—	165
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(5)	—	(7)
Acuity Eyecare Holdings, LLC+	Senior loan	SF +	6.25%	(l)	10.60%				03/2025	110	109	—	108
Acuity Eyecare Holdings, LLC+(22)	One stop	SF +	13.00%	(l)	10.89%	cash/	6.75%	PIK	03/2025	98	97	—	103
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	10.98%				03/2025	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2025	—	—	—	(3)
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	10.71%				03/2025	768	762	—	756
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior loan	P +	3.75%	(d)	11.25%				07/2021	15,968	4,922	—	204
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior loan	L +	8.50%	(a)	12.88%				07/2021	7,120	6	—	—
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior loan	P +	3.75%	(d)	11.25%				07/2021	1,089	337	—	14
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior loan	P +	3.75%	(d)	11.25%				07/2021	813	446	—	10
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	10.85%				03/2027	4,696	4,652	0.2	4,637
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	10.85%				03/2027	3,926	3,875	0.2	3,877
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(22)	Subordinated debt	L +	10.50%	(b)	15.23%				03/2028	1,945	1,920	0.1	1,945
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(22)	Subordinated debt	L +	10.50%	(b)	15.23%				03/2028	743	736	—	743
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(22)	Subordinated debt	L +	10.50%	(a)(b)	15.17%				03/2028	233	230	—	233
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(b)	10.98%				03/2027	112	109	—	110
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(1)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(a)(b)	10.81%				03/2027	43	42	—	42
Community Care Partners, LLC+	One stop	SF +	6.00%	(k)	10.44%				06/2026	2,343	2,325	0.1	2,296
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Community Care Partners, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2026	$—	$(3)	—%	$(7)
CRH Healthcare Purchaser, Inc.*+	Senior loan	L +	4.50%	(b)	9.23%				12/2024	19,502	19,499	0.8	19,111
CRH Healthcare Purchaser, Inc.#	Senior loan	L +	4.50%	(b)	9.23%				12/2024	5,184	5,153	0.2	5,081
CRH Healthcare Purchaser, Inc.#+	Senior loan	L +	4.50%	(b)	9.23%				12/2024	4,100	4,088	0.2	4,019
CRH Healthcare Purchaser, Inc.+	Senior loan	L +	4.50%	(b)	9.23%				12/2024	3,512	3,489	0.1	3,441
CRH Healthcare Purchaser, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				12/2024	—	(1)	—	(6)
Datix Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	7.93%				04/2025	53,824	59,981	2.1	52,209
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(i)	11.18%				04/2026	19,099	21,250	0.7	18,335
Emerge Intermediate, Inc.*#(22)	One stop	SF +	6.50%	(l)	10.73%	cash/	0.50%	PIK	05/2024	19,253	19,156	0.8	19,060
Emerge Intermediate, Inc.+(22)	One stop	SF +	6.50%	(l)	10.73%	cash/	0.50%	PIK	05/2024	1,743	1,734	0.1	1,725
Emerge Intermediate, Inc.+(22)	One stop	SF +	6.50%	(l)	10.52%	cash/	0.50%	PIK	05/2024	30	28	—	28
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	982	978	—	963
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	617	614	—	605
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	306	304	—	300
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	293	291	—	287
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	265	264	—	260
Encorevet Group LLC+	Senior loan	L +	6.75%	(b)	11.48%				11/2024	244	243	—	239
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	162	161	—	159
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	114	113	—	112
Encorevet Group LLC+	Senior loan	L +	6.75%	(b)	11.48%				11/2024	109	109	—	107
Encorevet Group LLC+	Senior loan	L +	6.75%	(b)	11.48%				11/2024	68	68	—	67
Encorevet Group LLC+	Senior loan	L +	6.75%	(b)	11.48%				11/2024	57	56	—	55
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	56	55	—	54
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.48%				11/2024	32	32	—	31
Encorevet Group LLC+	Senior loan	L +	6.75%	(b)	11.48%				11/2024	10	10	—	10
Encorevet Group LLC+	Senior loan	L +	6.75%	(b)	11.12%				11/2024	27	26	—	26
Encorevet Group LLC+(5)	One stop	L +	6.75%		N/A(6)				11/2024	—	(1)	—	—
ERC Topco Holdings, LLC+	One stop	L +	5.50%	(b)	10.23%				11/2028	9,188	9,119	0.4	8,821
ERC Topco Holdings, LLC+	One stop	P +	4.50%	(b)(d)	11.15%				11/2027	93	91	—	88
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(3)	—	(9)
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	19,708	19,718	0.4	9,854
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	8,646	8,661	0.2	4,323
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	7,571	7,585	0.2	3,786
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	5,573	5,574	0.1	2,786
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	2,585	2,591	0.1	1,293
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	1,660	1,663	—	830
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	1,227	1,229	—	613
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	1,081	1,083	—	540
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(a)(b)	5.41%	cash/	8.25%	PIK	05/2023	1,365	1,358	—	568
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	698	699	—	349
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	432	432	—	216
Eyecare Services Partners Holdings LLC+(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	843	840	—	829
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	5.41%	cash/	8.25%	PIK	05/2023	843	840	—	422
Eyecare Services Partners Holdings LLC+(22)	One stop	L +	9.25%	(b)	5.61%	cash/	8.25%	PIK	05/2023	1,630	1,630	0.1	1,630

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.74%				03/2027	$11,429	$11,494	0.5%	$11,429
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.00%	(h)	9.88%				03/2027	89	86	—	89
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.00%	(h)	9.88%				03/2027	511	541	—	511
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.00%	(h)	9.88%				03/2027	181	183	—	181
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L +	5.00%	(b)	9.73%				03/2027	74	73	—	74
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.00%	(l)	9.70%				03/2027	100	99	—	100
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.00%	(h)	9.88%				03/2027	750	775	—	750
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%	(m)	9.56%				12/2026	842	835	—	825
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%	(k)(l)(m)	9.25%				12/2026	114	113	—	111
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior loan	L +	4.50%	(b)	9.23%				03/2028	9,972	9,897	0.4	9,872
Klick Inc.+(5)(8)(12)	Senior loan	L +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	9.98%				05/2025	2,305	2,299	0.1	2,259
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	9.98%				05/2025	1,854	1,842	0.1	1,817
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	9.98%				05/2025	1,088	1,108	0.1	1,066
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	9.98%				05/2025	60	60	—	58
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	9.98%				05/2025	764	751	—	723
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	10.38%				05/2028	18,060	19,945	0.7	17,157
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	10.23%				05/2028	4,315	4,267	0.2	4,099
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	10.23%				05/2028	2,809	2,785	0.1	2,668
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	10.38%				05/2028	1,101	1,185	—	1,046
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	10.38%				05/2028	574	585	—	462
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	10.38%				05/2026	125	126	—	120
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	10.23%				05/2026	60	60	—	58
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	10.23%				05/2028	18	18	—	13
Oliver Street Dermatology Holdings, LLC+(7)(22)	One stop	SF +	11.40%	(l)	16.13%				03/2023	23,658	16,786	0.8	18,926
Oliver Street Dermatology Holdings, LLC+(22)	One stop	SF +	6.25%	(l)	10.98%				03/2023	13,860	13,912	0.5	12,890
Oliver Street Dermatology Holdings, LLC+(22)	One stop	SF +	6.25%	(l)	10.98%				03/2023	357	358	—	332
Pinnacle Treatment Centers, Inc.*#+	One stop	L +	6.50%	(a)	10.57%				01/2026	18,682	18,264	0.8	18,261
Pinnacle Treatment Centers, Inc.*	One stop	L +	6.50%	(a)	10.57%				01/2026	7,534	7,366	0.3	7,365
Pinnacle Treatment Centers, Inc.#+	One stop	L +	6.50%	(a)	10.57%				01/2026	1,535	1,501	0.1	1,500
Pinnacle Treatment Centers, Inc.+	One stop	L +	6.50%	(a)	10.57%				01/2026	693	678	—	677
Pinnacle Treatment Centers, Inc.+	One stop	L +	6.50%	(a)	10.57%				01/2026	182	178	—	178
Pinnacle Treatment Centers, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2026	—	(5)	—	(5)
Pinnacle Treatment Centers, Inc.+	One stop	L +	6.50%	(a)	10.57%				01/2026	105	102	—	102
Pinnacle Treatment Centers, Inc.+	One stop	L +	6.50%	(a)	10.57%				01/2026	37	36	—	36
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(k)	10.92%				01/2026	2,198	2,149	0.1	2,148
Pinnacle Treatment Centers, Inc.+	One stop	L +	6.50%	(a)	10.57%				01/2026	1,155	1,129	—	1,129
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.33%	cash/	2.50%	PIK	01/2023	27,082	25,482	0.8	20,311
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.33%	cash/	2.50%	PIK	01/2023	328	310	—	246
PPT Management Holdings, LLC+(7)(22)	One stop	L +	10.50%	(a)	10.33%	cash/	4.50%	PIK	01/2023	302	282	—	226

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.33%	cash/	2.50%	PIK	01/2023	194	183	—	146
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.33%	cash/	2.50%	PIK	01/2023	96	88	—	72
PPT Management Holdings, LLC+	One stop	L +	10.50%		N/A(6)				01/2023	—	—	—	—
Suveto Buyer, LLC+	One stop	L +	5.00%	(a)	9.38%				09/2027	18,298	18,089	0.7	16,962
Suveto Buyer, LLC+	One stop	L +	5.00%	(a)	9.38%				09/2027	113	112	—	104
										484,381	464,960	16.4	412,194

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior loan	L +	8.25%	(b)	10.95%				09/2024	$374	$373	—%	$374
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(k)	9.82%				05/2028	5,235	5,188	0.2	5,235
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(k)	9.82%				05/2028	14	14	—	14
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(7)	—	—
Color Intermediate, LLC+	One stop	SF +	5.50%	(l)	10.18%				10/2029	11,724	11,497	0.4	11,255
Connexin Software, Inc.+	One stop	L +	8.50%	(b)	13.23%				02/2024	9,465	9,481	0.4	9,465
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(l)	11.59%				05/2027	7,549	7,495	0.3	7,549
ESO Solution, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	6,170	6,147	0.2	6,046
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	2,941	2,913	0.1	2,883
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	1,938	1,925	0.1	1,899
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.84%				08/2026	1,352	1,334	0.1	1,325
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	633	629	—	620
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)(m)	10.26%				09/2025	64	63	—	63
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.86%				08/2026	132	130	—	129
HSI Halo Acquisition, Inc.+(22)	One stop	N/A			10.00%				08/2026	18	18	—	26
Nextech Holdings, LLC+	One stop	L +	5.25%	(b)	9.66%				06/2025	3,921	3,957	0.2	3,881
Nextech Holdings, LLC+	One stop	L +	5.25%	(b)	9.66%				06/2025	1,912	1,904	0.1	1,893
Nextech Holdings, LLC+	One stop	L +	5.25%	(b)	9.99%				06/2025	100	99	—	94
Plasma Buyer LLC+	One stop	SF +	5.75%	(k)	10.07%				05/2029	5,390	5,292	0.2	5,228
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(13)	—	(42)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	9.73%				06/2025	14,929	14,929	0.6	14,630
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	9.73%				06/2025	12,163	12,096	0.5	11,920
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	9.73%				06/2025	1,451	1,446	0.1	1,422
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	9.73%				06/2025	970	970	—	951
Qgenda Intermediate Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	(4)
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	10,479	10,337	0.4	10,479
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	10,200	9,750	0.4	10,200
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	6,720	6,532	0.3	6,720
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	1,728	1,706	0.1	1,728
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	1,536	1,505	0.1	1,536
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	1,152	1,137	—	1,152
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	960	947	—	960
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	768	758	—	768
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	153	151	—	153
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(k)	8.92%	cash/	3.50%	PIK	06/2025	82	80	—	82
Transaction Data Systems, Inc.*#+	One stop	L +	4.50%	(b)	9.23%				02/2026	66,067	65,349	2.6	64,746
Transaction Data Systems, Inc.+(5)	One stop	L +	4.50%		N/A(6)				02/2026	—	(4)	—	(6)
Veranex, Inc.+	Senior loan	SF +	4.75%	(m)	7.52%				04/2028	3,170	3,142	0.1	3,011
Veranex, Inc.+(5)	Senior loan	P +	3.75%		N/A(6)				04/2028	—	—	—	(3)
Veranex, Inc.+	Senior loan	SF +	4.75%	(l)(m)	9.47%				04/2028	25	24	—	13
										191,485	189,292	7.5	188,394
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(m)	9.19%				08/2028	$7,659	$7,588	0.3%	$7,659
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(19)	—	—
BJH Holdings III Corp.*#+	One stop	L +	4.50%	(a)	8.46%				08/2025	50,571	51,252	2.0	49,055
BJH Holdings III Corp.+	One stop	L +	4.50%	(a)(b)	8.74%				08/2025	390	386	—	366
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	9.63%				07/2024	7,074	7,064	0.3	7,074
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	9.63%				07/2024	1,089	1,088	—	1,089
Davidson Hotel Company, LLC+	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(m)	9.79%				01/2026	9,368	9,376	0.4	9,368
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(m)	9.79%				01/2026	894	895	—	894
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(m)	9.73%				01/2026	32	32	—	32
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				01/2026	—	(11)	—	—
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(l)	11.08%				10/2028	3,652	3,603	0.1	3,606
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(l)	11.06%				10/2028	16	14	—	15
ESN Venture Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(30)	—	(23)
Freddy's Frozen Custard LLC+	One stop	L +	5.00%	(b)	9.73%				03/2027	9,136	9,073	0.4	9,136
Freddy's Frozen Custard LLC+	One stop	L +	5.00%		N/A(6)				03/2027	—	—	—	—
Harri US LLC+(22)	One stop	L +	10.00%	(b)	10.59%	cash/	4.00%	PIK	08/2026	812	733	—	815
Harri US LLC+	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(3)	—	3
Harri US LLC+(22)	One stop	SF +	10.00%	(l)	10.64%	cash/	4.00%	PIK	08/2026	552	550	—	554
Health Buyer, LLC+	Senior loan	SF +	5.25%	(l)(m)	10.29%				04/2029	2,597	2,562	0.1	2,493
Health Buyer, LLC+	Senior loan	SF +	5.25%	(k)	9.66%				04/2028	17	17	—	16
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	9.48%				11/2025	998	988	—	988
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	9.48%				11/2025	20	20	—	19
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.25%	(l)	9.49%				09/2026	19,900	19,729	0.8	19,701
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.25%	(k)(l)	9.74%				09/2026	13,695	13,562	0.6	13,558
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)(l)	9.50%				09/2026	5,501	5,450	0.2	5,446
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	4.25%		N/A(6)				09/2026	—	(1)	—	(1)
										133,973	133,917	5.2	131,863
Household Durables
Groundworks LLC+	Senior loan	L +	4.75%	(b)	9.48%				01/2026	4,603	4,561	0.2	4,603
Groundworks LLC+	Senior loan	L +	4.75%	(b)	9.48%				01/2026	1,800	1,783	0.1	1,800
Groundworks LLC+	Senior loan	L +	4.75%	(b)	9.48%				01/2026	1,200	1,191	0.1	1,200
Groundworks LLC+	Senior loan	L +	4.75%	(b)	9.48%				01/2026	1,069	1,058	—	1,069
Groundworks LLC+	Senior loan	L +	4.75%	(b)	9.48%				01/2026	82	81	—	82
Groundworks LLC+	Senior loan	L +	4.75%	(b)	9.48%				01/2026	56	52	—	56
Groundworks LLC+	Senior loan	L +	4.75%		N/A(6)				01/2026	—	—	—	—
										8,810	8,726	0.4	8,810
Household Products
WU Holdco, Inc.#+	One stop	L +	5.50%	(b)	10.23%				03/2026	3,732	3,776	0.1	3,582
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	10.23%				03/2026	1,315	1,315	0.1	1,262
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	10.23%				03/2026	342	339	—	328
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	10.20%				03/2025	26	25	—	24
										5,415	5,455	0.2	5,196

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior loan	L +	4.75%	(b)	9.16%	04/2026	$2,349	$2,391	0.1%	$2,324
Arch Global CCT Holdings Corp.+	Senior loan	L +	4.75%	(b)	9.48%	04/2026	135	134	—	133
Arch Global CCT Holdings Corp.+	Senior loan	L +	4.75%	(b)	9.46%	04/2026	100	100	—	98
Arch Global CCT Holdings Corp.+	Senior loan	L +	4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)	10.73%	07/2027	3,912	3,842	0.2	3,912
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)	10.73%	07/2027	7	6	—	7
Dwyer Instruments, Inc.+(5)	One stop	L +	6.00%		N/A(6)	07/2027	—	(9)	—	—
Essential Services Holdings Corporation+	One stop	L +	5.75%	(a)(b)	9.82%	11/2026	1,496	1,485	0.1	1,466
Essential Services Holdings Corporation+(5)	One stop	L +	5.75%		N/A(6)	11/2025	—	(1)	—	(1)
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	10.12%	08/2029	7,131	6,994	0.3	7,060
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(e)	7.55%	08/2029	1,261	1,194	—	1,249
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(d)(l)	10.70%	08/2028	126	124	—	124
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(13)	—	(14)
Madison Safety & Flow LLC+	Senior loan	SF +	4.60%	(k)	8.86%	03/2025	439	439	—	439
Madison Safety & Flow LLC+	Senior loan	SF +	4.60%	(k)	8.92%	03/2025	1	1	—	1
Specialty Measurement Bidco Limited+(8)(10)	One stop	L +	5.50%	(b)	10.23%	11/2027	7,961	7,808	0.3	7,881
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	7.45%	11/2027	7,159	7,840	0.3	7,088
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	11/2027	—	(79)	—	(35)
							32,077	32,256	1.3	31,732

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	SF +	6.00%	(k)	10.42%				10/2028	$25,306	$25,098	1.0%	$24,547
Alera Group, Inc.+	One stop	SF +	6.00%	(k)	10.42%				10/2028	7,192	7,102	0.3	6,976
Alera Group, Inc.+	One stop	SF +	6.00%	(k)	10.42%				10/2028	612	608	—	594
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	9.33%				07/2027	3,180	3,156	0.1	3,117
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	9.33%				07/2027	947	944	—	928
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	9.33%				07/2027	788	781	—	772
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(2)
Captive Resources Midco, LLC+(22)	One stop	SF +	5.75%	(k)	4.78%	cash/	5.29%	PIK	07/2029	9,788	9,606	0.4	9,592
Captive Resources Midco, LLC+(5)	One stop	SF +	5.75%		N/A(6)				07/2028	—	(3)	—	(4)
Integrity Marketing Acquisition, LLC+	Senior loan	L +	6.05%	(c)	11.28%				08/2025	3,039	3,003	0.1	2,976
Integrity Marketing Acquisition, LLC+	One stop	L +	5.80%	(b)	10.56%				08/2025	2,415	2,408	0.1	2,351
Integrity Marketing Acquisition, LLC+	Senior loan	L +	6.05%	(c)	11.23%				08/2025	1,513	1,495	0.1	1,482
Integrity Marketing Acquisition, LLC+	Senior loan	L +	5.80%	(b)(c)	10.27%				08/2025	772	767	—	751
Integrity Marketing Acquisition, LLC+	One stop	L +	5.80%	(c)	10.85%				08/2025	467	463	—	455
Integrity Marketing Acquisition, LLC+	Senior loan	L +	6.05%	(c)	10.08%				08/2025	244	242	—	239
Integrity Marketing Acquisition, LLC+	Senior loan	L +	6.02%	(c)	10.68%				08/2025	184	182	—	180
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	6.50%		N/A(6)				08/2025	—	—	—	(2)
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(l)(m)	10.37%				08/2025	1,755	1,717	0.1	1,694
J.S. Held Holdings, LLC#+	One stop	L +	5.50%	(b)	10.23%				07/2025	6,405	6,387	0.3	6,341
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)	10.23%				07/2025	1,474	1,456	0.1	1,459
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	10.23%				07/2025	1,426	1,404	0.1	1,412
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	10.23%				07/2025	118	114	—	113
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)(d)	10.53%				07/2025	252	249	—	248
Keystone Agency Partners LLC+	Senior loan	SF +	6.25%	(l)	10.98%				05/2027	2,843	2,805	0.1	2,786
Keystone Agency Partners LLC+	Senior loan	SF +	6.25%	(l)	10.98%				05/2027	182	179	—	178
Keystone Agency Partners LLC+	Senior loan	SF +	6.25%	(l)	10.98%				05/2027	159	147	—	140
Long Term Care Group, Inc.+	One stop	L +	6.00%	(a)	10.34%				09/2027	2,977	2,930	0.1	2,977
Majesco*#	One stop	L +	7.25%	(b)	11.98%				09/2027	18,703	18,486	0.8	18,703
Majesco+(5)	One stop	L +	7.25%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC+	Senior loan	L +	7.50%	(b)	12.23%				09/2025	32,701	32,440	1.2	31,066
Norvax, LLC+	Senior loan	L +	7.50%	(b)	12.23%				09/2025	9,900	9,754	0.4	9,405
Pareto Health Intermediate Holdings, Inc.+	One stop	L +	4.50%	(b)	9.23%				08/2025	7,207	7,160	0.3	7,207
Patriot Growth Insurance Services, LLC+(22)	One stop	L +	5.50%	(b)(c)	8.86%				10/2028	11,035	10,943	0.4	10,694
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(1)	—	(2)
Patriot Growth Insurance Services, LLC+	One stop	L +	5.75%	(b)	10.47%				10/2028	161	140	—	116
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	10.91%				02/2028	13,748	14,509	0.5	13,611
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	10.91%				02/2028	4,487	4,864	0.2	4,442
People Corporation+(8)(9)(12)	One stop	C +	5.50%	(h)	10.17%				02/2028	4,099	4,215	0.1	3,644
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	10.99%				02/2027	39	36	—	37
RSC Acquisition, Inc.*#+	One stop	SF +	5.50%	(l)	9.79%				10/2026	25,570	25,260	1.0	25,058
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	9.91%				10/2026	6,544	6,293	0.3	6,413
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	10.11%				10/2026	1,515	1,503	0.1	1,485
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	10.23%				10/2026	165	129	—	83
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	10.07%				10/2026	1,473	1,460	0.1	1,443
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	10.73%				10/2026	773	764	—	766

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	10.73%				10/2026	$791	$784	—%	$782
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%	(l)	10.73%				10/2026	392	387	—	388
Sunstar Insurance Group, LLC+	Senior loan	SF +	6.00%		N/A(6)				10/2026	—	—	—	—
TigerRisk, LLC*+	One stop	L +	4.75%	(a)	9.13%				06/2027	22,604	22,437	0.9	22,604
TigerRisk, LLC+(5)	One stop	L +	4.75%		N/A(6)				06/2027	—	(1)	—	—
										235,945	234,799	9.2	230,243
Internet & Catalog Retail
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.48%				04/2027	14,974	14,867	0.5	13,477
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.48%				04/2027	8,764	8,702	0.3	7,888
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.48%				04/2027	4,346	4,315	0.2	3,911
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.48%				04/2027	2,618	2,599	0.1	2,356
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.48%				04/2027	1,687	1,674	0.1	1,518
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.48%				04/2027	396	394	—	357
Revalize, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				04/2027	—	(1)	—	(23)
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.46%				04/2027	43	41	—	38
										32,828	32,591	1.2	29,522
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(b)	10.74%				10/2025	9,578	9,515	0.4	9,578
Acquia, Inc.+	One stop	L +	7.00%	(c)	12.16%				10/2025	33	32	—	33
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	8.98%	cash/	2.50%	PIK	08/2027	6,200	6,138	0.2	6,076
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	8.98%	cash/	2.50%	PIK	08/2027	3,662	3,629	0.1	3,589
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	8.98%	cash/	2.50%	PIK	08/2027	2,906	2,877	0.1	2,848
CivicPlus, LLC+	One stop	SF +	11.75%	(m)	14.38%				06/2034	202	197	—	200
CivicPlus, LLC+(5)	One stop	L +	6.75%		N/A(6)				08/2027	—	(1)	—	(2)
Critical Start, Inc.+(22)	One stop	SF +	5.75%	(k)	6.94%	cash/	3.13%	PIK	05/2028	3,278	3,249	0.1	3,212
Critical Start, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L +	6.00%	(b)	10.73%				03/2028	16,538	16,355	0.6	15,381
Delinea Inc.#	One stop	L +	6.00%	(b)	10.73%				03/2028	9,561	9,452	0.4	8,892
Delinea Inc.+	One stop	L +	6.00%	(b)	10.73%				03/2027	237	234	—	223
Episerver, Inc.+	One stop	L +	5.25%	(b)	9.98%				04/2026	21,440	21,224	0.8	20,797
Episerver, Inc.+(8)(9)	One stop	E +	5.50%	(e)	7.63%				04/2026	19,130	20,201	0.8	18,557
Episerver, Inc.#+	One stop	L +	5.25%	(b)	9.98%				04/2026	11,907	11,965	0.5	11,549
Episerver, Inc.*	One stop	L +	5.25%	(b)	9.98%				04/2026	6,585	6,510	0.3	6,387
Episerver, Inc.+(5)	One stop	L +	5.25%		N/A(6)				04/2026	—	(2)	—	(16)
Episerver, Inc.+(5)	One stop	L +	5.50%		N/A(6)				04/2026	—	(3)	—	(15)
Goldcup 31018 AB+(8)(9)(17)(22)	One stop	E +	7.07%	(f)	3.57%	cash/	3.82%	PIK	07/2029	8,372	7,740	0.3	8,204
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(3)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(15)	—	(28)
Infinisource, Inc.#+	One stop	L +	5.25%	(b)	9.98%				10/2026	27,737	27,431	1.1	26,905
Infinisource, Inc.+	One stop	L +	5.25%	(b)	9.98%				10/2026	8,382	8,317	0.3	8,130
Infinisource, Inc.+	One stop	L +	5.25%	(b)	9.98%				10/2026	2,021	1,988	0.1	1,961
Infinisource, Inc.+	One stop	L +	5.25%	(b)	9.98%				10/2026	303	301	—	294
Infinisource, Inc.+	One stop	L +	5.25%	(b)	9.98%				10/2026	213	212	—	207
Infinisource, Inc.+	One stop	L +	5.25%	(b)	9.98%				10/2026	105	104	—	102
Infinisource, Inc.+(5)	One stop	L +	5.25%		N/A(6)				10/2026	—	(3)	—	(13)
Infinisource, Inc.+(5)	One stop	L +	5.25%		N/A(6)				10/2026	—	(1)	—	(5)
Infinisource, Inc.+	One stop	L +	5.25%	(b)	9.98%				10/2026	86	76	—	83
Infinisource, Inc.+	One stop	L +	5.25%	(c)	10.47%				10/2026	486	483	—	472
Infinisource, Inc.+	One stop	L +	5.25%	(b)(c)	10.26%				10/2026	288	278	—	279
Netwrix Corporation*+	One stop	SF +	5.00%	(m)	9.70%				06/2029	3,924	3,892	0.2	3,885
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	$—	$(2)	—%	$(2)
Netwrix Corporation+	One stop	SF +	5.00%	(l)	9.53%				06/2029	234	225	—	219
PCS Intermediate II Holdings, LLC#+	One stop	L +	5.25%	(c)	8.62%				01/2026	14,165	14,092	0.6	14,165
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%				01/2026	2,045	2,031	0.1	2,045
PCS Intermediate II Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)				01/2026	—	(1)	—	—
Recordxtechnologies, LLC#(22)	One stop	SF +	8.50%	(l)	11.08%	cash/	2.00%	PIK	12/2025	728	721	—	699
Recordxtechnologies, LLC+(22)	One stop	SF +	8.50%	(l)	11.08%	cash/	2.00%	PIK	12/2025	114	113	—	109
Recordxtechnologies, LLC+(22)	One stop	SF +	8.50%	(l)	11.08%	cash/	2.00%	PIK	12/2025	67	66	—	64
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior loan	SN +	4.50%	(i)	7.93%				11/2025	20,819	23,448	0.8	20,611
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.50%	(c)	8.67%				11/2025	5,528	5,494	0.2	5,472
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.25%	(c)	8.42%				11/2025	735	731	—	723
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.25%	(c)	8.42%				11/2025	131	130	—	129
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				11/2025	—	(2)	—	(2)
Red Dawn SEI Buyer, Inc.+(5)	Senior loan	L +	4.25%		N/A(6)				11/2025	—	(1)	—	(2)
Red Dawn SEI Buyer, Inc.+	Senior loan	L +	4.50%	(c)	8.67%				11/2025	169	167	—	167
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(k)	15.07%				10/2026	1,098	1,079	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(k)	15.07%				10/2026	106	106	—	106
ReliaQuest Holdings, LLC+(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(1)	—	—
Saturn Borrower Inc.+(22)	One stop	L +	7.25%	(b)	11.23%	cash/	0.75%	PIK	09/2026	19,957	19,578	0.8	18,959
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	11.23%				09/2026	103	101	—	96
Zarya Holdco, Inc.+	Senior loan	SF +	6.50%	(l)	10.90%				07/2027	4,789	4,789	0.2	4,741
Zarya Holdco, Inc.+	Senior loan	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										233,962	235,236	9.0	227,158

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+(22)	One stop	L +	6.25%	(c)	10.40%	cash/	1.00%	PIK	09/2024	$8,649	$8,676	0.3%	$8,649
WBZ Investment LLC+(22)	One stop	L +	6.25%	(c)	10.40%	cash/	1.00%	PIK	09/2024	1,240	1,235	0.1	1,240
WBZ Investment LLC+(22)	One stop	L +	6.25%	(c)	10.40%	cash/	1.00%	PIK	09/2024	861	873	—	861
WBZ Investment LLC+(22)	One stop	L +	6.25%	(c)	10.40%	cash/	1.00%	PIK	09/2024	445	452	—	445
WBZ Investment LLC+	One stop	L +	6.25%		N/A(6)				09/2024	—	—	—	—
										11,195	11,236	0.4	11,195
Life Sciences Tools & Services
Celerion Buyer, Inc.*#+	One stop	SF +	6.50%	(l)	10.64%				11/2029	21,542	21,017	0.9	21,217
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	(1)
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(83)	—	(51)
Covaris Intermediate 3, LLC+	One stop	L +	4.75%	(b)	9.16%				01/2028	5,894	5,844	0.3	5,776
Covaris Intermediate 3, LLC+	One stop	L +	5.25%	(b)	9.66%				01/2028	18	18	—	17
Covaris Intermediate 3, LLC+(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(2)	—	(6)
PAS Parent Inc.*#+	One stop	L +	5.50%	(a)	9.88%				12/2028	33,735	33,155	1.3	32,386
PAS Parent Inc.+	One stop	P +	4.50%	(a)(b)(d)	11.45%				12/2027	237	229	—	225
PAS Parent Inc.+	One stop	L +	5.50%	(a)	9.89%				12/2028	11	7	—	4
Reaction Biology Corporation#	One stop	SF +	5.00%	(m)	9.23%				03/2029	8,003	7,932	0.3	7,603
Reaction Biology Corporation+(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(2)	—	(10)
Reaction Biology Corporation+(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(1)	—	(8)
Reaction Biology Corporation+	One stop	SF +	5.00%	(m)	9.96%				03/2029	183	181	—	174
Reaction Biology Corporation+	One stop	SF +	5.00%	(m)	9.48%				03/2029	122	121	—	116
Unchained Labs, LLC+	Senior loan	SF +	5.50%	(k)	9.87%				08/2027	996	971	—	954
Unchained Labs, LLC+	Senior loan	SF +	5.50%	(k)	9.87%				08/2027	841	829	—	825
Unchained Labs, LLC+(5)	Senior loan	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										71,582	70,215	2.8	69,220
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior loan	L +	4.25%	(b)	9.00%				03/2028	1,866	1,862	0.1	1,828
Blackbird Purchaser, Inc.*+	Senior loan	L +	4.50%	(a)	8.88%				04/2026	19,035	19,148	0.8	18,654
Blackbird Purchaser, Inc.+	Senior loan	L +	4.50%	(a)	8.83%				10/2025	86	87	—	84
Blackbird Purchaser, Inc.+(5)	Senior loan	L +	4.50%		N/A(6)				04/2026	—	(2)	—	(6)
Chase Industries, Inc.+(7)(22)	Senior loan	L +	7.00%	(b)	11.73%				05/2025	12,487	12,106	0.4	11,232
Chase Industries, Inc.+(7)(22)	Senior loan	L +	7.00%	(b)	11.73%				05/2025	1,021	1,003	—	918
Chase Industries, Inc.+(7)(22)	Senior loan	L +	7.00%	(b)(c)	11.52%				05/2025	316	305	—	278
										34,811	34,509	1.3	32,988
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	10.58%				04/2029	18,953	18,782	0.7	18,194
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	10.58%				04/2029	10	8	—	—
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(7)	—	(30)
										18,963	18,783	0.7	18,164
Media
Triple Lift, Inc.+	One stop	SF +	5.50%	(m)	10.12%				05/2028	5,330	5,248	0.2	5,170
Triple Lift, Inc.+	One stop	SF +	5.50%	(m)	9.61%				05/2028	1,130	1,110	—	1,096
Triple Lift, Inc.+	One stop	SF +	5.25%	(m)	9.58%				05/2028	27	26	—	25
										6,487	6,384	0.2	6,291
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	L +	6.25%	(b)	10.66%				10/2024	45,138	45,095	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	L +	6.50%	(b)	11.15%				05/2025	$20,367	$20,442	0.8%	$20,367
3ES Innovation, Inc.+(8)(12)	One stop	L +	6.50%	(b)	11.24%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior loan	L +	4.25%	(a)	8.63%				07/2025	36,969	37,227	1.4	36,392
Envernus, Inc.+	Senior loan	L +	4.50%	(a)	8.88%				07/2025	16,949	16,718	0.7	16,780
Envernus, Inc.+	Senior loan	L +	4.25%	(a)	8.63%				09/2024	86	86	—	84
Envernus, Inc.+	Senior loan	L +	4.50%	(a)	8.88%				09/2024	69	66	—	69
Project Power Buyer, LLC*#+	One stop	L +	6.00%	(a)	10.38%				05/2026	15,424	15,513	0.6	15,424
Project Power Buyer, LLC+	One stop	L +	6.00%		N/A(6)				05/2025	—	—	—	—
										89,944	90,131	3.5	89,196
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(k)	10.17%				12/2027	10,150	10,064	0.4	9,947
Messenger, LLC+	One stop	SF +	5.75%	(k)	10.17%				12/2027	99	98	—	97
Messenger, LLC+	One stop	SF +	5.75%	(k)	10.17%				12/2027	50	49	—	49
Messenger, LLC+	One stop	SF +	5.75%	(d)(k)	10.99%				12/2027	33	33	—	32
										10,332	10,244	0.4	10,125
Personal Products
IMPLUS Footcare, LLC+(22)	One stop	L +	8.00%	(b)	12.48%	cash/	0.25%	PIK	04/2024	30,407	30,573	1.2	28,887
IMPLUS Footcare, LLC+(22)	One stop	L +	8.00%	(b)	12.48%	cash/	0.25%	PIK	04/2024	5,193	5,221	0.2	4,933
IMPLUS Footcare, LLC*+(22)	One stop	L +	8.00%	(b)	12.48%	cash/	0.25%	PIK	04/2024	749	758	—	711
										36,349	36,552	1.4	34,531

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	One stop	SF +	5.50%	(l)	10.23%				02/2026	$25,424	$25,237	1.0%	$24,661
ACP Ulysses Buyer, Inc.+	One stop	SF +	5.50%	(l)	10.23%				02/2026	1,099	1,080	0.1	1,066
Amalthea Parent, Inc.*#+(8)(12)	One stop	L +	4.75%	(a)	9.13%				03/2027	57,100	56,616	2.2	55,958
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(2)	—	(5)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(22)	—	(35)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(2)	—	(6)
Apothecary Products, LLC+	Senior loan	SF +	5.00%	(m)	8.36%				07/2023	2,891	2,912	0.1	2,862
Apothecary Products, LLC+	Senior loan	SF +	5.00%	(k)	9.42%				07/2023	52	52	—	44
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(l)	10.08%				05/2029	17,136	16,823	0.7	16,592
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	10.07%				05/2029	70	65	—	64
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(24)	—	(82)
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(l)	9.83%				05/2029	2,829	2,773	0.1	2,772
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(4)	—	(8)
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	9.63%				10/2028	10,600	10,426	0.4	10,176
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	9.63%				10/2027	36	35	—	33
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	9.63%				10/2028	3,232	3,172	0.1	3,090
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	7.93%				08/2028	23,714	26,646	0.9	22,125
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	7.93%				08/2028	2,515	2,501	0.1	2,347
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN +	4.50%		N/A(6)				02/2028	—	(2)	—	(5)
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	6.00%	(i)	9.43%				08/2028	3,291	3,248	0.1	3,242
Spark Bidco Limited+(8)(9)(10)	Senior loan	SN +	4.50%	(i)	7.93%				08/2028	2,874	2,689	0.1	2,682
Spark Bidco Limited+(5)(8)(9)(10)	Senior loan	SN +	4.50%		N/A(6)				08/2028	—	(37)	—	(37)
										152,863	154,182	5.9	147,536
Professional Services
bswift, LLC+	One stop	SF +	6.63%	(l)	10.81%				11/2028	5,138	4,981	0.2	4,977
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(m)	9.06%				10/2027	3,119	3,070	0.1	2,858
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%		N/A(6)				10/2027	—	—	—	—
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%		N/A(6)				10/2027	—	—	—	—
DISA Holdings Corp.+	Senior loan	SF +	5.50%	(k)	9.79%				09/2028	3,503	3,436	0.1	3,450
DISA Holdings Corp.+	Senior loan	SF +	5.50%	(k)	9.82%				09/2028	1	—	—	1
DISA Holdings Corp.+	Senior loan	SF +	5.50%	(k)	9.67%				09/2028	210	204	—	203
DISA Holdings Corp.+	One stop	SF +	5.50%	(k)	9.73%				09/2028	133	126	—	126
DISA Holdings Corp.+	Subordinated debt	SF +	10.00%	(k)	14.22%				03/2029	50	49	—	49
Eliassen Group, LLC+	One stop	SF +	5.50%	(l)	10.08%				04/2028	1,441	1,428	0.1	1,441
Eliassen Group, LLC+	One stop	SF +	5.50%	(l)	9.93%				04/2028	4	4	—	4
Filevine, Inc.+(22)	One stop	SF +	6.50%	(l)(m)	8.22%	cash/	2.50%	PIK	04/2027	5,299	5,235	0.2	5,317
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(a)	10.38%				09/2028	7,075	6,964	0.3	7,075
IG Investments Holdings, LLC+	One stop	L +	6.00%	(a)	10.39%				09/2027	17	16	—	17
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(b)	9.66%				11/2028	7,574	7,527	0.3	7,347
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(14)	—	(66)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(a)(b)	9.64%				11/2028	117	116	—	110
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(17)	—	(75)
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	10.13%				12/2025	13,202	13,120	0.5	12,938
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	10.13%				12/2025	8,356	8,354	0.3	8,189
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	10.13%				12/2025	6,689	6,721	0.3	6,555
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	10.13%				12/2025	4,226	4,190	0.2	4,142

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	10.13%	12/2025	$1,168	$1,168	—%	$1,145
Net Health Acquisition Corp.+(5)	One stop	L +	5.75%		N/A(6)	12/2025	—	(2)	—	(6)
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%	04/2025	11,416	11,460	0.4	11,301
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%	04/2025	1,932	1,922	0.1	1,912
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%	04/2025	139	138	—	138
PlanSource Holdings, Inc.+(5)	One stop	L +	6.25%		N/A(6)	04/2025	—	—	—	(2)
Procure Acquireco, Inc.#+	One stop	L +	5.00%	(a)	9.35%	12/2028	17,589	17,439	0.7	17,414
Procure Acquireco, Inc.+(5)	One stop	L +	5.00%		N/A(6)	12/2028	—	(1)	—	(1)
Procure Acquireco, Inc.+(5)	One stop	L +	5.00%		N/A(6)	12/2028	—	(3)	—	(3)
Teaching Company, The*#+	One stop	L +	4.75%	(b)	8.83%	07/2023	17,419	17,452	0.7	17,246
Teaching Company, The+(5)	One stop	L +	4.75%		N/A(6)	07/2023	—	—	—	(2)
							115,817	115,083	4.5	113,800
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	10.13%	07/2025	21,697	21,555	0.9	21,697
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	10.13%	07/2025	19,385	19,415	0.8	19,385
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	10.13%	07/2025	13,357	13,262	0.5	13,357
Inhabit IQ Inc.*	One stop	L +	5.75%	(a)	10.13%	07/2025	12,336	12,255	0.5	12,336
Inhabit IQ Inc.*#	One stop	L +	5.75%	(a)	10.13%	07/2025	6,500	6,525	0.3	6,500
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	10.13%	07/2025	3,168	3,201	0.1	3,168
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	10.13%	07/2025	1,392	1,403	0.1	1,392
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	10.13%	07/2025	1,178	1,188	—	1,178
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	10.13%	07/2025	1,161	1,172	—	1,161
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	10.13%	07/2025	929	925	—	929
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	10.13%	07/2025	490	494	—	490
Inhabit IQ Inc.+	One stop	L +	5.75%		N/A(6)	07/2025	—	—	—	—
MRI Software LLC*+	One stop	L +	5.50%	(b)	10.23%	02/2026	14,322	14,249	0.6	14,037
MRI Software LLC+	One stop	L +	5.50%	(b)	10.23%	02/2026	5,042	4,998	0.2	4,940
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(1)	—	(7)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	9.18%	08/2028	17,664	20,048	0.7	16,957
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.75%	(g)	8.91%	08/2028	2,035	2,173	0.1	1,954
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(2)
							120,656	122,861	4.8	119,467
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%	(a)	9.63%	07/2028	4,233	4,150	0.2	4,233
Channelside Acquisitona Co, Inc.+(5)	One stop	L +	5.25%		N/A(6)	07/2026	—	(1)	—	—
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%		N/A(6)	07/2028	—	—	—	—
Internet Truckstop Group LLC*#	One stop	L +	5.50%	(b)	10.23%	04/2025	21,507	21,756	0.8	21,292
Internet Truckstop Group LLC+	One stop	L +	5.50%	(b)	10.23%	04/2025	9,418	9,339	0.4	9,324
Internet Truckstop Group LLC+(5)	One stop	L +	5.50%		N/A(6)	04/2025	—	(1)	—	(2)
							35,158	35,243	1.4	34,847
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+(22)	One stop	SF +	7.50%	(k)	7.67%	cash/	4.25%	PIK	09/2024	$4,735	$4,721	0.2%	$4,698
Accela, Inc.+(22)	One stop	SF +	7.50%	(k)	7.67%	cash/	4.25%	PIK	09/2024	281	280	—	279
Accela, Inc.+	One stop	SF +	7.50%		N/A(6)				09/2024	—	—	—	—
Accela, Inc.+	One stop	SF +	7.50%	(k)	11.92%				09/2024	544	540	—	540
Anaplan, Inc.+	One stop	SF +	6.50%	(k)	10.82%				06/2029	9,840	9,749	0.4	9,643
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	(2)
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(k)(l)	9.45%				03/2027	38,214	37,808	1.5	37,450
Appfire Technologies, LLC+	One stop	SF +	5.50%	(k)	9.38%				03/2027	14	12	—	9
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(35)	—	(98)
Apptio, Inc.+	One stop	L +	6.00%	(b)	9.94%				01/2025	57,010	57,348	2.3	57,010
Apptio, Inc.+	One stop	L +	6.00%	(b)	9.93%				01/2025	116	115	—	116
Aras Corporation+(22)	One stop	L +	7.00%	(b)	7.19%	cash/	3.75%	PIK	04/2027	14,296	14,196	0.6	14,152
Aras Corporation+	One stop	L +	6.50%	(c)	9.50%				04/2027	31	30	—	30
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(i)	8.68%				06/2029	3,465	3,411	0.1	3,361
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(i)	8.68%				06/2029	1,403	1,316	0.1	1,349
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	5.75%	(l)	7.24%	cash/	2.75%	PIK	07/2027	7,084	7,032	0.3	6,885
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	6.25%	(l)	7.24%	cash/	3.25%	PIK	07/2027	1,262	1,251	—	1,249
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(b)(c)	9.71%				04/2026	5,716	5,738	0.3	5,716
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(e)(f)	7.51%				04/2026	2,260	2,368	0.1	2,260
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(c)	9.70%				04/2026	271	269	—	271
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(b)(c)	8.87%				04/2026	15	14	—	15
Axiom Merger Sub Inc.+	One stop	L +	5.25%		N/A(6)				10/2025	—	—	—	—
Bayshore Intermediate #2, L.P.+(22)	One stop	L +	7.75%	(a)	12.04%				10/2028	67,015	65,908	2.6	66,345
Bayshore Intermediate #2, L.P.+	One stop	L +	6.75%	(a)	10.89%				10/2027	56	53	—	54
Bonterra LLC+	One stop	L +	6.25%	(b)	10.98%				09/2027	64,822	64,065	2.6	64,173
Bonterra LLC+	One stop	L +	6.25%	(b)	10.98%				09/2027	74	72	—	72
Bonterra LLC+(5)	One stop	L +	6.25%		N/A(6)				09/2027	—	(64)	—	(48)
Bottomline Technologies, Inc.+	One stop	SF +	5.50%	(k)	9.82%				05/2029	28,092	27,582	1.1	27,250
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(4)	—	(5)
Bullhorn, Inc.*#+	One stop	L +	5.75%	(b)	10.48%				09/2026	65,777	65,093	2.6	65,777
Bullhorn, Inc.+(8)(9)	One stop	SN +	6.00%	(i)	9.43%				09/2026	11,541	11,616	0.5	11,541
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(e)	7.88%				09/2026	4,614	4,664	0.2	4,614
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.48%				09/2026	213	211	—	213
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.48%				09/2026	96	95	—	96
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.48%				09/2026	76	75	—	76
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.48%				09/2026	110	107	—	110
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L +	5.00%	(a)	9.38%				06/2028	9,795	9,641	0.4	9,795
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	L +	5.00%		N/A(6)				06/2026	—	(1)	—	—
Calabrio, Inc.+	One stop	L +	7.00%	(b)	11.73%				04/2027	53,683	53,107	2.1	53,683
Calabrio, Inc.+	One stop	L +	7.00%	(b)	11.75%				04/2027	135	132	—	135
Community Brands Parentco LLC+	One stop	SF +	5.75%	(k)	10.17%				02/2028	14,159	13,916	0.5	13,734
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(2)
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(3)
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	9.88%				10/2028	27,640	27,412	1.1	26,535
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	9.88%				10/2028	2,331	2,302	0.1	2,238
Daxko Acquisition Corporation+	One stop	P +	4.50%	(d)	12.00%				10/2027	6	5	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2028	$—	$(9)	—%	$(44)
Diligent Corporation*#+	One stop	L +	6.25%	(a)	10.63%				08/2025	86,070	86,007	3.4	85,211
Diligent Corporation+	One stop	L +	5.75%	(a)	10.13%				08/2025	5,949	5,914	0.2	5,824
Diligent Corporation+	One stop	L +	6.25%	(a)	10.63%				08/2025	98	96	—	94
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	9.18%				02/2029	14,015	15,075	0.5	13,455
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	5.75%	(h)	10.69%				02/2029	283	294	—	272
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(4)
FirstUp, Inc.+(22)	One stop	L +	6.75%	(b)	7.98%	cash/	3.50%	PIK	07/2027	8,995	8,930	0.3	8,725
FirstUp, Inc.+(22)	One stop	L +	6.75%	(b)	7.98%	cash/	3.50%	PIK	07/2027	38	37	—	34
Gainsight, Inc.+(22)	One stop	L +	6.75%	(c)	9.56%	PIK			07/2027	10,196	10,070	0.4	10,094
Gainsight, Inc.+(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.*#+	One stop	L +	5.75%	(b)(c)(l)	9.92%				05/2026	84,410	84,585	3.3	82,721
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2026	—	(2)	—	(6)
GTIV, LLC+	One stop	SF +	5.25%	(m)	8.36%				02/2029	74,029	73,383	2.9	73,289
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	(3)
GTY Technology Holdings, Inc.+(22)	One stop	SF +	6.88%	(l)	7.16%	cash/	4.30%	PIK	07/2029	3,134	3,077	0.1	3,103
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(22)	One stop	SF +	6.88%	(l)	7.08%	cash/	4.30%	PIK	07/2029	2,046	2,003	0.1	2,026
GTY Technology Holdings, Inc.+(22)	One stop	SF +	6.88%	(l)	7.16%	cash/	4.30%	PIK	07/2029	375	372	—	371
ICIMS, Inc.+(22)	One stop	SF +	7.25%	(l)	7.64%	cash/	3.88%	PIK	08/2028	7,775	7,646	0.3	7,697
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	(1)	—	(2)
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(21)
IQN Holding Corp. #+	One stop	SF +	5.25%	(l)	9.65%				05/2029	14,645	14,512	0.6	14,352
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
IQN Holding Corp. +(5)	One stop	SF +	5.50%	(l)	9.71%				05/2029	21	(9)	—	16
Island Bidco AB+(8)(9)(17)(22)	One stop	E +	7.25%	(f)	2.75%	cash/	7.25%	PIK	07/2028	6,022	5,810	0.2	5,962
Island Bidco AB+(8)(17)(22)	One stop	SF +	7.00%	(l)(m)	8.29%	cash/	3.50%	PIK	07/2028	2,973	2,947	0.1	2,943
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	(1)
Juvare, LLC*	One stop	L +	6.25%	(a)	10.63%				10/2026	7,526	7,466	0.3	7,451
Juvare, LLC+	One stop	L +	6.25%	(a)	10.63%				10/2026	1,737	1,723	0.1	1,719
Juvare, LLC+	One stop	L +	6.25%	(a)	10.63%				10/2026	548	526	—	526
Juvare, LLC+	One stop	L +	6.25%	(a)	10.63%				04/2026	45	45	—	45
Kaseya Inc.+	One stop	SF +	5.75%	(l)	10.33%				06/2029	9,178	9,049	0.4	8,994
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2)	—	(5)
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(5)	—	(11)
Mindbody, Inc.+(22)	One stop	L +	7.00%	(b)	11.73%				02/2025	49,911	50,294	2.0	49,911
Mindbody, Inc.+(22)	One stop	L +	7.00%	(b)	11.73%				02/2025	5,588	5,553	0.2	5,588
Mindbody, Inc.+	One stop	L +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	L +	5.50%	(a)	9.88%				12/2028	21,926	21,738	0.8	21,049
Ministry Brands Holdings LLC+	One stop	L +	5.50%	(b)(d)	10.53%				12/2027	90	89	—	84
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(24)
Neo Bidco GMBH+(8)(9)(13)(22)	One stop	E +	6.50%	(e)	4.70%	cash/	3.00%	PIK	07/2028	6,998	7,638	0.3	6,788
Neo Bidco GMBH+(8)(13)	One stop	L +	6.00%	(b)	10.69%				01/2028	59	59	—	58
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
Naviga Inc.+	Senior loan	SF +	7.00%	(l)	11.68%				12/2023	109	109	—	109

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	8.73%	10/2024	$8,388	$8,318	0.3%	$8,220
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.18%	10/2025	3,424	3,379	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	8.39%	10/2024	1,116	1,112	—	1,093
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	8.73%	10/2024	688	684	—	675
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.18%	10/2025	640	637	—	640
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.18%	10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(i)	8.05%	10/2024	84	93	—	82
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	8.73%	10/2024	40	40	—	37
Personify, Inc.*#+	One stop	SF +	5.25%	(l)	9.83%	09/2024	13,684	13,795	0.6	13,684
Personify, Inc.#	One stop	SF +	5.25%	(l)	9.83%	09/2024	8,150	8,109	0.3	8,150
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)	09/2024	—	—	—	—
PING Identity Holding Corp.+	One stop	SF +	7.00%	(k)	11.32%	10/2029	9,953	9,808	0.4	9,828
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)	10/2028	—	(1)	—	(1)
Pluralsight, LLC+	One stop	L +	8.00%	(b)	11.83%	03/2027	23,748	23,578	0.9	23,748
Pluralsight, LLC+	One stop	L +	8.00%	(b)	12.75%	03/2027	50	49	—	50
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	10.73%	09/2028	4,221	4,186	0.2	4,178
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(a)	10.38%	09/2028	23	22	—	22
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	9.74%	09/2028	211	204	—	203
Pyramid Healthcare Acquisition Corp.#+	One stop	L +	4.75%	(b)	9.17%	05/2027	18,325	18,192	0.7	18,142
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.48%	05/2027	870	864	—	862
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.48%	05/2027	538	534	—	533
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.16%	05/2027	179	178	—	177
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.16%	05/2027	157	156	—	156
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.48%	05/2027	147	146	—	146
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.48%	05/2027	147	146	—	146
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.43%	05/2027	1,583	1,539	0.1	1,541
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.16%	05/2027	58	58	—	57
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L +	4.75%		N/A(6)	05/2027	—	(1)	—	(2)
QAD, Inc.+	One stop	L +	6.00%	(a)	10.38%	11/2027	9,464	9,388	0.4	9,370
QAD, Inc.+(5)	One stop	L +	6.00%		N/A(6)	11/2027	—	(4)	—	(5)
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	9.90%	06/2029	2,485	2,462	0.1	2,402
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	9.90%	06/2029	2,950	2,923	0.1	2,851
Quant Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	10.40%	06/2029	2,022	2,003	0.1	2,001
Rainforest Bidco Limited+(8)(9)(10)(22)	One stop	SN +	5.75%	(i)	9.18%	07/2029	7,140	6,847	0.3	7,069
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	07/2029	—	(16)	—	(5)
Rainforest Bidco Limited+(8)(10)	One stop	SF +	5.75%	(l)	8.79%	07/2029	1,394	1,376	0.1	1,380
RegEd Aquireco, LLC+	Senior loan	L +	4.25%	(b)	8.66%	12/2024	11,154	11,159	0.4	10,374
RegEd Aquireco, LLC+	Senior loan	L +	4.25%	(b)(d)	9.59%	12/2024	236	236	—	220
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(l)	10.23%	12/2028	10,179	10,092	0.4	9,975
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(3)	—	(7)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(6)	—	(13)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	10.63%	05/2027	4,541	4,508	0.2	4,496
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	10.49%	05/2027	7	6	—	6
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(k)	10.58%	08/2029	9,827	9,640	0.4	9,434
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(2)	—	(7)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	6.00%	(e)	7.32%	04/2029	32,884	30,404	1.3	32,556
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.+	One stop	SF +	6.75%	(l)	11.08%				12/2025	$40,459	$40,231	1.6%	$40,459
Sonatype, Inc.+	One stop	SF +	6.75%	(l)	11.08%				12/2025	851	846	—	851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+(22)	One stop	SF +	8.50%	(k)	10.82%	cash/	2.00%	PIK	12/2026	31,466	31,058	1.2	31,152
Spartan Buyer Acquisition Co.+(22)	One stop	SF +	8.50%	(k)	10.82%	cash/	2.00%	PIK	12/2026	2,000	1,960	0.1	1,980
Spartan Buyer Acquisition Co.+(5)(22)	One stop	P +	7.50%	(d)	13.00%	cash/	2.00%	PIK	12/2026	1	(1)	—	—
Tahoe Bidco B.V. +	One stop	L +	6.00%	(b)	10.75%				09/2028	12,058	11,959	0.5	11,817
Tahoe Bidco B.V. +(5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	(2)
Telesoft Holdings LLC+	One stop	L +	5.75%	(a)(c)	10.30%				12/2025	884	874	—	874
Telesoft Holdings LLC+	One stop	L +	5.75%	(a)	10.14%				12/2025	8	7	—	7
Telesoft Holdings LLC+	One stop	L +	6.25%	(c)	11.18%				08/2028	65	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%	(m)	9.64%				07/2028	3,171	3,092	0.1	3,171
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(17)	—	—
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(b)(c)	9.18%				12/2024	3,436	3,459	0.2	3,421
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(b)(c)	9.18%				12/2024	908	897	—	904
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%	(b)(c)	9.18%				12/2024	427	422	—	425
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(b)(c)	9.42%				12/2024	386	381	—	386
TI Intermediate Holdings, LLC+	Senior loan	L +	4.50%	(b)(c)	9.43%				12/2024	157	155	—	157
TI Intermediate Holdings, LLC+	Senior loan	L +	4.25%		N/A(6)				12/2024	—	—	—	—
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	11.40%				03/2025	15,205	15,254	0.6	15,205
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	6,876	6,801	0.3	6,876
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	4,171	4,143	0.2	4,171
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,762	1,791	0.1	1,762
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,710	1,736	0.1	1,710
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	11.40%				03/2025	1,667	1,693	0.1	1,667
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,611	1,624	0.1	1,611
Togetherwork Holdings, LLC*+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,552	1,577	0.1	1,552
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,447	1,469	0.1	1,447
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	11.40%				03/2025	1,185	1,193	—	1,185
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	653	662	—	653
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	452	449	—	452
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	437	435	—	437
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	250	249	—	250
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	63	64	—	63
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	58	59	—	58
Togetherwork Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2025	—	(1)	—	—
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,336	1,325	0.1	1,336
Trintech, Inc.*#+	One stop	L +	6.00%	(a)	10.38%				12/2024	21,972	22,041	0.9	21,751
Trintech, Inc.#+	One stop	L +	6.00%	(a)	10.38%				12/2024	9,118	9,185	0.4	9,026
Trintech, Inc.+	One stop	L +	6.00%	(a)	10.38%				12/2024	100	99	—	98
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	8,132	8,619	0.3	7,156
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	134	144	—	118
Vendavo, Inc.*#+	One stop	L +	5.75%	(b)	10.49%				09/2027	19,562	19,426	0.7	18,388
Vendavo, Inc.+	One stop	P +	4.75%	(d)	12.25%				09/2027	40	39	—	31

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WebPT, Inc.+	One stop	L +	6.75%	(b)	11.48%				01/2028	$626	$618	—%	$620
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	28,391	28,724	1.1	27,824
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	5,024	4,994	0.2	4,923
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	3,558	3,508	0.1	3,487
Workforce Software, LLC+	One stop	L +	6.50%	(b)(c)	11.48%				07/2025	118	116	—	114
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	104	103	—	102
Zendesk, Inc.+	One stop	SF +	6.50%	(l)	11.04%				11/2028	19,960	19,568	0.8	19,561
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	(1)
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(49)	—	(50)
										1,366,216	1,357,406	53.6	1,347,209

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(l)	10.23%	02/2028	$25,831	$25,385	1.0%	$25,315
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)	02/2028	—	(3)	—	(3)
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)	02/2028	—	(10)	—	(17)
Ave Holdings III, Corp+	One stop	SF +	5.50%	(l)	10.23%	02/2028	300	298	—	294
Batteries Plus Holding Corporation*#	One stop	L +	6.75%	(a)	11.13%	06/2023	21,921	21,921	0.9	21,921
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)	11.13%	06/2023	1,416	1,414	0.1	1,416
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)(d)	11.45%	06/2023	59	59	—	59
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	10.48%	05/2028	11,509	11,330	0.5	11,164
Consilio Midco Limited#+(8)(10)	One stop	SF +	5.75%	(l)	10.48%	05/2028	9,950	9,859	0.4	9,651
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	8.38%	05/2028	9,086	9,466	0.4	8,814
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	10.48%	05/2028	2,153	2,119	0.1	2,088
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	10.48%	05/2028	1,432	1,418	0.1	1,389
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	10.48%	05/2028	732	715	—	710
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	8.38%	05/2028	38	34	—	32
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.75%		N/A(6)	05/2028	—	—	—	(1)
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	8.32%	05/2028	31	30	—	30
Cycle Gear, Inc.*#+	One stop	SF +	5.50%	(l)	10.23%	01/2026	48,727	48,617	1.9	48,241
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	20,612	20,564	0.8	19,472
Imperial Optical Midco Inc.#	One stop	L +	6.75%	(b)	11.16%	08/2023	4,755	4,740	0.2	4,492
Imperial Optical Midco Inc.#	One stop	L +	6.75%	(b)	11.16%	08/2023	4,138	4,125	0.2	3,910
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	3,581	3,592	0.2	3,383
Imperial Optical Midco Inc.*+	One stop	L +	6.75%	(b)	11.16%	08/2023	2,792	2,787	0.1	2,637
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	2,756	2,747	0.1	2,604
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	2,233	2,226	0.1	2,109
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	2,053	2,046	0.1	1,939
Imperial Optical Midco Inc.#+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,898	1,909	0.1	1,793
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,650	1,645	0.1	1,558
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,451	1,446	0.1	1,370
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,432	1,427	0.1	1,352
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,386	1,382	0.1	1,310
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,365	1,361	0.1	1,290
Imperial Optical Midco Inc.#+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,236	1,243	0.1	1,167
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,142	1,139	0.1	1,079
Imperial Optical Midco Inc.*+	One stop	L +	6.75%	(b)	11.16%	08/2023	1,125	1,131	0.1	1,062
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	965	962	—	911
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	877	874	—	828
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	658	656	—	622
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	632	630	—	597
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	624	622	—	589
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	553	551	—	522
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	500	499	—	473
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	498	496	—	470
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	485	483	—	458
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	476	474	—	450
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	458	455	—	433
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	453	451	—	428

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	$449	$447	—%	$424
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	445	443	—	420
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	441	439	—	416
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	415	413	—	392
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	413	412	—	391
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	413	411	—	390
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	409	407	—	386
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	409	408	—	387
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	379	378	—	358
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	357	356	—	338
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	357	356	—	338
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	352	351	—	332
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	326	326	—	308
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	313	312	—	296
Imperial Optical Midco Inc.+(5)	One stop	L +	6.75%		N/A(6)	08/2023	—	(33)	—	(528)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	305	304	—	288
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	283	282	—	268
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	276	275	—	261
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	276	275	—	261
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	271	271	—	256
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	269	268	—	254
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	257	256	—	242
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	256	255	—	242
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	238	237	—	225
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	238	237	—	225
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	218	217	—	206
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	218	217	—	206
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	214	214	—	203
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	208	208	—	197
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	195	194	—	184
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	193	192	—	182
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	191	191	—	181
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	188	188	—	178
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	179	178	—	169
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	172	171	—	162
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	167	166	—	158
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	165	164	—	155
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	160	160	—	152
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	159	159	—	150
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	158	157	—	149
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	153	152	—	144
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	152	151	—	143
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	143	142	—	135
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	142	142	—	134
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	137	137	—	130
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	132	132	—	125
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	131	131	—	124
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	131	131	—	124
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	$128	$128	—%	$121
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	127	127	—	120
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	124	123	—	117
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	113	113	—	107
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	114	113	—	107
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	114	113	—	107
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	111	111	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	109	109	—	103
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	106	106	—	100
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	105	105	—	99
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	104	104	—	99
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	105	104	—	99
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	99	99	—	94
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	95	95	—	90
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	85	85	—	81
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	86	85	—	81
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	82	82	—	78
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	79	79	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	78	78	—	74
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	75	75	—	71
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	75	75	—	71
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	75	75	—	71
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	75	75	—	71
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	74	73	—	70
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	73	73	—	69
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	71	71	—	67
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	68	68	—	64
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	68	67	—	64
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	65	64	—	61
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	63	63	—	60
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	62	62	—	59
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	61	61	—	58
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	60	60	—	57
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	59	59	—	56
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	55	55	—	52
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	55	54	—	52
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	54	54	—	51
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	52	52	—	49
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	47	47	—	44
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	42	42	—	40
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	41	41	—	39
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	40	40	—	38
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	38	38	—	36
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	35	35	—	34
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	34	34	—	32
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	34	34	—	33
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	35	35	—	33
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	34	34	—	32
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	32	32	—	31

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	$31	$31	—%	$29
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	29	29	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	29	29	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	29	29	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	27	27	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	27	27	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	26	26	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	26	26	—	24
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	26	26	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	25	25	—	24
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	25	25	—	24
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	24	24	—	22
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	23	23	—	22
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	23	23	—	22
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	21	21	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	19	19	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	19	19	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	19	19	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	19	19	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	19	19	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	18	18	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	17	17	—	16
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	17	17	—	16
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	17	17	—	16
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	16	16	—	15
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	15	15	—	14
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	14	14	—	14
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	12	12	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	13	13	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	13	13	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	13	13	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	13	13	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	11	11	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	10	10	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	10	10	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	9	9	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	8	8	—	7
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	8	8	—	7
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%	08/2023	7	7	—	6

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	$6	$6	—%	$5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	3	3	—	3
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	385	384	—	364
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	170	169	—	160
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	57	57	—	54
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	38	38	—	36
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	26	26	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(b)	11.16%				08/2023	16	16	—	16
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(k)(l)	10.11%				08/2029	8,470	8,320	0.4	8,300
PPV Intermediate Holdings, LLC+(22)	One stop	N/A			13.00%				08/2030	949	927	—	920
PPV Intermediate Holdings, LLC+	One stop	SF +	5.75%	(k)	10.07%				08/2029	105	97	—	97
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(23)	—	(23)
PPV Intermediate Holdings, LLC+(5)(22)	One stop	N/A			13.00%				08/2030	1	(3)	—	(8)
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(l)	10.33%				08/2028	3,567	3,533	0.2	3,531
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(17)	—	(18)
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(l)	10.22%				08/2028	58	58	—	58
SureWerx Purchaser III, Inc.+(8)(12)	One stop	SF +	6.75%	(l)	11.30%				12/2029	20,697	20,181	0.8	20,387
SureWerx Purchaser III, Inc.+(8)(12)	One stop	SF +	6.75%	(l)	11.30%				12/2028	6	5	—	6
SureWerx Purchaser III, Inc.+(5)(8)(12)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(64)	—	(43)
Titan Fitness, LLC*#+(22)	One stop	L +	6.75%	(a)(b)	9.19%	cash/	2.00%	PIK	02/2025	30,890	31,052	1.1	28,414
Titan Fitness, LLC+(22)	One stop	L +	6.75%	(c)	8.94%	cash/	2.00%	PIK	02/2025	1,924	1,914	0.1	1,769
Titan Fitness, LLC+(22)	One stop	L +	6.75%	(c)	8.94%	cash/	2.00%	PIK	02/2025	492	491	—	450
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.50%	(l)	10.23%				03/2028	8,321	8,212	0.3	8,321
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(g)	9.06%				03/2028	7,736	8,360	0.3	7,736
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(l)	10.34%				04/2028	8,287	8,178	0.4	8,122
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop	P +	4.50%	(d)	12.00%				04/2028	1	—	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(l)	10.31%				04/2028	70	66	—	63
										304,754	303,725	11.7	294,230

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+(22)	One stop	L +	6.75%	(b)	10.73%	cash/	0.75%	PIK	06/2023	$22,073	$22,073	0.9%	$21,854
Agility Recovery Solutions Inc.+(22)	One stop	L +	6.75%	(b)(d)	11.42%	cash/	0.75%	PIK	06/2023	873	871	—	862
										22,946	22,944	0.9	22,716
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	1,954	1,933	0.1	1,817
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	974	963	—	906
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	855	846	—	796
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	(3)
Elite Sportswear, L.P.+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	9,970	9,864	0.4	9,272
Elite Sportswear, L.P.+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	4,007	3,964	0.2	3,727
Elite Sportswear, L.P.+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	2,063	2,040	0.1	1,918
Elite Sportswear, L.P.+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	230	218	—	154
Elite Sportswear, L.P.*+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	684	677	—	636
Elite Sportswear, L.P.+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	314	310	—	291
Elite Sportswear, L.P.*+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	300	297	—	278
Elite Sportswear, L.P.+(22)	Senior loan	L +	7.00%	(b)	10.98%	cash/	0.75%	PIK	09/2025	8	8	—	5
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	9,583	9,530	0.4	9,608
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(b)(c)	9.67%				11/2023	6,489	6,447	0.3	6,505
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)(c)	9.67%				11/2023	1,004	997	—	1,007
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(b)(c)	9.67%				11/2023	902	897	—	904
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(b)(c)	9.67%				11/2023	633	629	—	635
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	2	2	—	2
QF Holdings, Inc.+	One stop	L +	6.25%	(c)	10.43%				12/2027	626	618	—	626
SHO Holding I Corporation+	Senior loan	L +	5.25%	(b)	9.66%				04/2024	3,950	3,952	0.1	3,674
SHO Holding I Corporation+	Senior loan	L +	5.23%	(b)	9.64%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior loan	L +	5.00%	(b)	9.57%				04/2024	66	66	—	62
SHO Holding I Corporation+	Senior loan	L +	4.00%	(b)	8.52%				04/2024	46	46	—	46
SHO Holding I Corporation+	Senior loan	L +	4.00%	(b)	8.72%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior loan	L +	5.23%	(b)	9.57%				04/2024	—	—	—	—
										44,727	44,370	1.6	42,928
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	10.98%				06/2028	19,069	18,771	0.7	18,304
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	10.98%				06/2028	15,208	14,950	0.6	14,597
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	10.91%				06/2028	454	447	—	436
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	10.94%				06/2028	458	451	—	439
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(l)	11.23%				06/2028	4,144	4,023	0.2	4,020
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(42)	—	(43)
										39,333	38,600	1.5	37,753
Water Utilities
S.J. Electro Systems, LLC+	Senior loan	L +	4.50%	(b)	9.23%				06/2027	16,965	16,839	0.6	16,117
S.J. Electro Systems, LLC+(5)	Senior loan	L +	4.50%		N/A(6)				06/2027	—	(2)	—	—
S.J. Electro Systems, LLC+	Senior loan	L +	4.50%	(b)	9.23%				06/2027	151	150	—	141
S.J. Electro Systems, LLC+	Senior loan	L +	4.50%	(b)	9.23%				06/2027	80	79	—	76
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%	(b)(c)	9.44%				11/2026	647	619	—	595
Vessco Midco Holdings, LLC+	Senior loan	L +	4.50%	(a)	8.88%				11/2026	208	206	—	204
Vessco Midco Holdings, LLC+	Senior loan	P +	3.50%	(d)	11.00%				10/2026	6	6	—	6
										18,057	17,897	0.6	17,139
Total non-controlled/non-affiliate company debt investments										$5,302,011	$5,263,200	203.8%	$5,122,593
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (19)(20)
Aerospace and Defense
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	$40	—%	$19
Whitcraft LLC+	Common Stock	N/A	N/A		N/A	11	2,285	0.1	2,825
							2,325	0.1	2,844
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A		N/A	5	314	—	14

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	730	—	403
Go Car Wash Parent, Corp.+(21)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	136	—	140
Go Car Wash Parent, Corp.+	Common Stock	N/A	N/A		N/A	—	29	—	36
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	330	—	433
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	61	—	65
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	141	141	—	286
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	509	0.1	1,026
							1,936	0.1	2,389
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A		N/A	177	1,769	—	1,220

Building Products
BECO Holding Company, Inc.+(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	10	983	0.1	1,082
BECO Holding Company, Inc.+	LP Interest	N/A	N/A		N/A	2	196	—	195
							1,179	0.1	1,277
Chemicals
Inhance Technologies Holdings LLC+	Preferred Stock	N/A	N/A		N/A	2	1,960	0.1	2,190
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		N/A	—	124	—	77
							2,084	0.1	2,267
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A		N/A	540	540	—	640
EGD Security Systems, LLC +	Common Stock	N/A	N/A		N/A	855	855	0.1	1,453
Hydraulic Authority III Limited+(8)(9)(10)	Preferred Stock	N/A	N/A		N/A	284	385	—	527
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A		N/A	6	44	0.1	673
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	359	359	—	434
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		N/A	8	767	—	860
Radwell Parent, LLC+(21)	LP units	N/A	N/A		N/A	2	233	—	257
							3,183	0.2	4,844
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	49	49	—	66

Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A		N/A	19	193	—	266
DP Flores Holdings, LLC+	LLC units	N/A	N/A		N/A	70	70	—	70
EMS LINQ, LLC+	LP Interest	N/A	N/A		N/A	525	525	—	476
EWC Growth Partners LLC+	LLC interest	N/A	N/A		N/A	—	12	—	5

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.+	Common Stock	N/A	N/A	N/A	479	$479	—%	$483
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	0.1	908
NSG Buyer, Inc. +	LP units	N/A	N/A	N/A	2	1,860	0.1	1,860
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	—	434
						4,560	0.2	4,502
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred Stock	N/A	N/A	N/A	—	372	—	77
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	276
Inventus Power, Inc.+	LP Interest	N/A	N/A	N/A	—	20	—	61
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	414

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$728
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	0.1	795
Feeders Supply Company, LLC+	Preferred Stock	N/A	N/A	N/A	4	400	—	609
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	212
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,753
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	151
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	30
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	604
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	0.1	1,839
						3,603	0.3	6,992
Food Products
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	77	102	—	115
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	5
Borrower R365 Holdings, LLC+	Common Stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	1	2	—	2
C. J. Foods, Inc.+	Preferred Stock	N/A	N/A	N/A	—	75	—	484
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	152
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	103
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	269
Louisiana Fish Fry Products, Ltd.+	Preferred Stock	N/A	N/A	N/A	—	13	—	13
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	209
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,324
						2,455	0.2	5,678
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	95
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	190
CCSL Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	336	—	269
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	—	132	—	175
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	265
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	79
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	—
						5,222	—	1,073

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$210
Acuity Eyecare Holdings, LLC+(21)	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	4,124
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	2,426
ADCS Clinics Intermediate Holdings, LLC+	Preferred Stock	N/A	N/A		N/A	2	1,119	0.1	1,424
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	129	132	—	172
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A		N/A	429	327	0.1	1,039
DCA Investment Holding, LLC	Preferred Stock	N/A	N/A		N/A	1,142	533	0.1	1,142
DCA Investment Holding, LLC	Common Stock	N/A	N/A		N/A	12	5	—	12
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	648	—	627
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	61	—	66
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A		N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A		N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A		N/A	—	15	—	19
Encorevet Group LLC+	LLC units	N/A	N/A		N/A	—	11	—	12
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A		N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A		N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A		N/A	177	199	—	218
Midwest Veterinary Partners, LLC+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	1	1,054	0.1	1,132
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	6	—	—	379
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	—	29	—	40
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	527
NDX Parent, LLC+	Common Stock	N/A	N/A		N/A	—	272	—	15
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A		N/A	—	321	—	264
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A		N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	—	754
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	—	821
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	66
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	261
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	278
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A		N/A	—	40	—	252
Suveto Buyer, LLC+	Common Stock	N/A	N/A		N/A	6	562	—	277
							11,828	0.7	16,557

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A		N/A	154	$193	—%	$213
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A		N/A	—	292	—	408
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A		N/A	—	5	—	104
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	12	12,185	0.5	12,313
Symplr Software, Inc.+(21)	Preferred Stock	N/A	10.63%	Non-Cash	N/A	2	2,880	0.2	4,132
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	1,477	0.1	1,635
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	1	910	0.1	955
Symplr Software, Inc.+	LLC units	N/A	N/A		N/A	—	161	—	119
Symplr Software, Inc.+	Common Stock	N/A	N/A		N/A	177	—	—	550
Tebra Technologies, Inc.+	Warrant	N/A	N/A		N/A	169	871	—	749
Tebra Technologies, Inc.+	Warrant	N/A	N/A		N/A	53	162	—	189
Tebra Technologies, Inc.+	LLC interest	N/A	N/A		N/A	348	2,824	0.1	2,863
Tebra Technologies, Inc.+	Preferred Stock	N/A	N/A		N/A	1	8	—	11
							21,968	1.0	24,241
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A	N/A		N/A	206	206	—	315
Harri US LLC+	LLC units	N/A	N/A		N/A	83	658	—	658
Harri US LLC+	Preferred Stock	N/A	N/A		N/A	71	455	—	519
Harri US LLC+	Warrant	N/A	N/A		N/A	21	106	—	152
LMP TR Holdings, LLC	LLC units	N/A	N/A		N/A	712	712	0.1	2,769
SSRG Holdings, LLC+	LP Interest	N/A	N/A		N/A	6	61	—	83
Tropical Smoothie Cafe Holdings, LLC+	LP Interest	N/A	N/A		N/A	5	246	0.1	934
							2,444	0.2	5,430
Household Durables
Groundworks LLC+(21)	LLC interest	N/A	N/A		N/A	—	155	—	731

Insurance
Majesco+	LP Interest	N/A	N/A		N/A	—	307	—	373
Majesco+	LP Interest	N/A	N/A		N/A	69	—	—	42
							307	—	415
Internet and Catalog Retail
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	17	17,025	0.7	17,636
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	10	10,219	0.4	10,585
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	1	1,104	—	1,101
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	7	7,034	0.3	6,540
							35,382	1.4	35,862
IT Services
Appriss Health Intermediate Holdings, Inc+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	2,061	0.1	2,148
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	587	462	0.2	4,524
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	154	423	0.1	1,186
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	35	291	—	277
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		N/A	202	159	0.1	1,432
Critical Start, Inc.+	Common Stock	N/A	N/A		N/A	225	225	—	244
Episerver, Inc.+	Common Stock	N/A	N/A		N/A	75	807	—	799
Kentik Technologies, Inc.+	Preferred Stock	N/A	N/A		N/A	192	1,103	—	1,143
Netwrix Corporation+	LLC units	N/A	N/A		N/A	9	18	—	18
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A		N/A	37	367	—	498

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A	N/A		N/A	13	$13	—%	$20
Saturn Borrower Inc.+	LP units	N/A	N/A		N/A	346	346	—	164
							6,275	0.5	12,453
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		N/A	749	210	0.1	1,733
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	67	117	—	185
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	46	80	—	125
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	38	65	—	103
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	33	58	—	91
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	15	24	—	39
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	2	2	—	4
							556	0.1	2,280
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A	N/A		N/A	930	930	0.1	930
Celerion Buyer, Inc.+	LP units	N/A	N/A		N/A	930	—	—	—
PAS Parent Inc.+	LP Interest	N/A	N/A		N/A	9	933	—	814
Reaction Biology Corporation+	LLC units	N/A	N/A		N/A	—	265	—	321
							2,128	0.1	2,065
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		N/A	3	1,632	0.1	1,147
W3 Co.+	Preferred Stock	N/A	N/A		N/A	—	223	—	196
							1,855	0.1	1,343
Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A		N/A	3	312	—	238
Messenger, LLC+	LLC units	N/A	N/A		N/A	—	—	—	—
							312	—	238
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP Interest	N/A	N/A		N/A	502	502	—	869
Cobalt Buyer Sub, Inc.+(21)	Preferred Stock	N/A	10.00%	Non-Cash	N/A	8	7,982	0.4	9,143
Cobalt Buyer Sub, Inc.+	Preferred Stock	N/A	N/A		N/A	—	168	—	163
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A		N/A	2	2	—	—
							8,654	0.4	10,175
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A		N/A	—	$216	—%	$141
Enboarder, Inc.+(8)(11)	Preferred Stock	N/A	N/A		N/A	56	573	—	601
Filevine, Inc.+	Preferred Stock	N/A	N/A		N/A	221	1,401	0.1	1,456
Filevine, Inc.+	Warrant	N/A	N/A		N/A	33	49	—	150
Net Health Acquisition Corp.+	LP Interest	N/A	N/A		N/A	13	1,509	0.1	1,584
Procure Acquireco, Inc.+	LP Interest	N/A	N/A		N/A	—	486	—	538
							4,234	0.2	4,470
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A		N/A	62	434	—	693
SC Landco Parent, LLC+(8)	Common Stock	N/A	N/A		N/A	2	274	—	254
							708	—	947
Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A	N/A		N/A	408	447	—	520

Software
Accela, Inc.+	LLC interest	N/A	N/A		N/A	670	418	—	310
Anaplan, Inc.+	LP Interest	N/A	N/A		N/A	385	385	—	385
Aras Corporation+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	1	1,015	0.1	1,166
Aras Corporation+	LP Interest	N/A	N/A		N/A	306	306	—	249
Astute Holdings, Inc.+	LP Interest	N/A	N/A		N/A	—	304	—	622
Auvik Networks Inc.+(8)(12)	Preferred Stock	N/A	N/A		N/A	26	256	—	270
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A		N/A	4,095	4,095	0.1	3,345
Calabrio, Inc.+	LP Interest	N/A	N/A		N/A	1	769	—	782
Calabrio, Inc.+	LP Interest	N/A	N/A		N/A	96	0	—	0
Cloudbees, Inc.+	Preferred Stock	N/A	N/A		N/A	149	1,663	0.1	1,853
Cloudbees, Inc.+	Warrant	N/A	N/A		N/A	131	247	0.2	1,296
Cloudbees, Inc.+	Preferred Stock	N/A	N/A		N/A	71	466	—	849
Cynet Security Ltd.+(8)(15)	Preferred Stock	N/A	N/A		N/A	143	508	—	529
Diligent Corporation+(21)	Preferred Stock	N/A	10.50%	Non-Cash	N/A	17	17,122	0.7	18,263
Diligent Corporation+	Preferred Stock	N/A	N/A		N/A	415	912	0.1	2,199
FirstUp, Inc.+	Common Stock	N/A	N/A		N/A	221	541	—	330
GS Acquisitionco, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	26	26,138	1.0	24,937
GS Acquisitionco, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	1,578	0.1	1,459
GS Acquisitionco, Inc.+	LP Interest	N/A	N/A		N/A	1	170	0.1	1,023
GTY Technology Holdings, Inc.+	LP units	N/A	N/A		N/A	46	46	—	49
Impartner, Inc.+	Preferred Stock	N/A	N/A		N/A	28	226	—	215
Kaseya Inc.+(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	2	1,709	0.1	1,754
Kaseya Inc.+	LP Interest	N/A	N/A		N/A	100	100	—	106
MetricStream, Inc.+	Warrant	N/A	N/A		N/A	168	263	—	157
Ministry Brands Holdings LLC+	LP Interest	N/A	N/A		N/A	438	439	—	251
mParticle, Inc.+	Preferred Stock	N/A	N/A		N/A	162	1,060	—	987
mParticle, Inc.+	Warrant	N/A	N/A		N/A	75	16	—	373
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A		N/A	4	9	—	17
Personify, Inc.+	LP Interest	N/A	N/A		N/A	716	942	0.1	1,579
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A		N/A	—	964	0.1	1,417

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A			N/A		N/A	202	$329	—%	$14
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A			N/A		N/A	184	184	—	285
QAD, Inc.+	Preferred Stock	N/A			N/A		N/A	—	125	—	112
QAD, Inc.+	Common Stock	N/A			N/A		N/A	9	0	—	0
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	—	331	—	66
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	3	21	—	0
Riskonnect Parent, LLC+(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	18	18,570	0.7	17,878
Riskonnect Parent, LLC+	LP Interest	N/A			N/A		N/A	857	859	—	848
Riskonnect Parent, LLC+(21)	Preferred Stock	SF +	10.50%	(l)	15.08%	Non-Cash	N/A	—	335	—	349
SnapLogic, Inc.+	Preferred Stock	N/A			N/A		N/A	278	695	0.1	1,464
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	106	75	—	381
Spartan Buyer Acquisition Co.+	Common Stock	N/A			N/A		N/A	1	623	—	311
Spartan Buyer Acquisition Co.+	Preferred Stock	N/A			N/A		N/A	—	38	—	38
Telesoft Holdings LLC+	LP Interest	N/A			N/A		N/A	6	6	—	6
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	62	—	38
Workforce Software, LLC+	Common Stock	N/A			N/A		N/A	—	973	—	604
Workforce Software, LLC+	Common Stock	N/A			N/A		N/A	—	36	—	39
Zendesk, Inc.+	LP units	N/A			N/A		N/A	45	454	—	454
									86,383	3.6	89,659

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(21)	Preferred Stock	N/A	11.50%	Non-Cash	N/A	9	$8,777	0.4%	$8,774
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	1	1,129	—	1,140
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A		N/A	10	1,287	0.1	1,450
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	27	462	—	587
Imperial Optical Midco Inc.+	Preferred Stock	N/A	N/A		N/A	—	122	—	131
Imperial Optical Midco Inc.+	Preferred Stock	N/A	N/A		N/A	—	46	—	48
Pet Holdings ULC+(8)(12)(21)	LP Interest	N/A	N/A		N/A	677	450	0.1	1,750
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	87	—	79
Southern Veterinary Partners, LLC+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	5	5,083	0.2	5,559
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		N/A	—	717	—	1,150
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	188	0.2	4,287
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	37	—	35
							18,385	1.0	24,990
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	385

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A		N/A	20	239	—	498
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A		N/A	—	—	—	1
MakerSights, Inc.+	Preferred Stock	N/A	N/A		N/A	40	218	—	218
R.G. Barry Corporation+	Preferred Stock	N/A	N/A		N/A	—	161	—	257
							618	—	974

Total non-controlled/non-affiliate company equity investments							$232,402	10.6%	$267,315

Total non-controlled/non-affiliate company investments						$5,302,011	$5,495,602	214.4%	$5,389,908

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(23)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(22)	One stop	SF +	8.00%	(m)	12.45%				04/2024	$5,832	$5,802	0.2%	$4,957
Abita Brewing Co., L.L.C.+(7)(22)	Second lien	SF +	8.00%	(l)	12.58%				04/2024	3,840	3,723	0.1	1,344
Abita Brewing Co., L.L.C.+	One stop	SF +	8.00%	(m)	12.58%				04/2024	210	210	—	210
										9,882	9,735	0.3	6,511
Energy, Equipment & Services
Benetech, Inc.+(7)(22)	One stop	SF +	6.00%	(l)	10.73%				08/2024	3,810	3,623	0.1	1,524
Benetech, Inc.+(7)(22)	One stop	SF +	6.00%	(k)(l)	10.50%				08/2024	1,200	1,139	—	328
										5,010	4,762	0.1	1,852
Food and Staples Retailing
Rubio's Restaurants, Inc.+(22)	Senior loan	SF +	8.00%	(l)	12.68%				12/2024	13,206	13,036	0.4	10,565
Rubio's Restaurants, Inc.+(22)	Senior loan	SF +	8.00%	(k)	12.42%				12/2024	1,253	1,244	—	975
										14,459	14,280	0.4	11,540
Healthcare Providers and Services
Elite Dental Partners LLC+(22)	One stop	SF +	5.25%	(l)	9.98%	PIK			06/2023	12,032	12,052	0.4	9,987
Elite Dental Partners LLC+(22)	One stop	SF +	12.00%	(l)	16.73%	PIK			06/2023	4,481	4,481	0.2	4,302
Elite Dental Partners LLC+(22)	One stop	SF +	5.25%	(l)	9.98%	PIK			06/2023	1,297	1,297	—	1,297
										17,810	17,830	0.6	15,586
Software
Switchfly LLC+(22)	One stop	L +	4.00%	(b)	6.74%	cash/	1.00%	PIK	10/2024	6,543	6,499	0.2	4,711
Switchfly LLC+(22)	One stop	L +	4.00%	(b)	6.74%	cash/	1.00%	PIK	10/2024	547	543	—	393
Switchfly LLC+(22)	One stop	L +	4.00%	(b)	6.74%	cash/	1.00%	PIK	10/2024	42	42	—	30
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	12.25%				10/2024	2	2	—	(16)
										7,134	7,086	0.2	5,118

Total non-controlled/affiliate debt investments										$54,295	$53,693	1.6%	$40,607

Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A				N/A	210	$—	—%	$27

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A			N/A				N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A			N/A				N/A	58	—	—	—
											—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred Stock	N/A			N/A				N/A	2,779	2,276	0.1	759
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	886	182	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	536	110	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	89	6	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	52	3	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	18	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	18	$—	—%	$—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	89	—	—	—
							2,577	0.1	759
Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	2,902	0.1	3,054
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	1,250	—	388
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
							4,152	0.1	3,442
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	2,321	0.1	2,274
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	447
							3,271	0.1	2,721

Total non-controlled/affiliate equity investments							$10,000	0.3%	$6,949

Total non-controlled/affiliate investments						$54,295	$63,693	1.9%	$47,556

Controlled affiliate company investments(24)
Debt Investments
IT Services
MMan Acquisition Co.+(7)(22)	One stop	N/A	10.00%	PIK	08/2023	$31,043	$19,524	0.5%	$10,865
MMan Acquisition Co.+(22)	One stop	N/A	8.00%	PIK	08/2023	1,716	1,716	0.1	1,664
MMan Acquisition Co.+(22)	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
MMan Acquisition Co.+(22)	One stop	N/A	12.00%	PIK	08/2023	255	255	—	255
MMan Acquisition Co.+(22)	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
Total controlled affiliate debt investments						$34,712	$23,193	0.6%	$14,482

Equity Investments (19)(20)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A		N/A	—	$927	—%	$—

Total controlled affiliate equity investments							$927	—%	$—

Total controlled affiliate investments						$34,712	$24,120	0.6%	$14,482

Total investments						$5,391,018	$5,583,415	216.9%	$5,451,946

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.0%	(25)			$42,768	1.7%	$42,768
Allspring Treasury Plus Money Market Fund (CUSIP 94975H296)			4.1%	(25)			8,745	0.3	8,745
Total money market funds							$51,513	2.0%	$51,513
Total Investments and Money Market Funds							$5,634,928	218.9%	$5,503,459

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2022, as the loan may have priced or repriced based on an index rate prior to December 31, 2022.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 4.39% as of December 31, 2022.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 4.77% as of December 31, 2022.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.14% as of December 31, 2022.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2022.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.13% as of December 31, 2022.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.69% as of December 31, 2022.
(g) Denotes that all or a portion of the contract was indexed to the Three Month AUD, which was 3.26% as of December 31, 2022.
(h) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 4.94% as of December 31, 2022.
(i) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.43% as of December 31, 2022.
(j) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.30% as of December 31, 2022.
(k) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.36% as of December 31, 2022.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of December 31, 2022.
(m) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.78% as of December 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022.
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
(6)The entire commitment was unfunded as of December 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of December 31, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 12.8% of the Company's total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)
(21) The Company holds an equity investment that is income producing.
(22)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2022.
(23)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of December 31, 2022	Interest, dividend and fee income
Abita Brewing Co. LLC	$8,071	$365	$(145)	$(1,753)	$—	$6,538	$178
Benetech, Inc.	1,740	184	(120)	48	—	1,852	9
Elite Dental Partners LLC	20,689	1,780	(9)	(3,432)	—	19,028	422
Rubio's Restaurants, Inc	13,174	1,653	—	(2,528)	—	12,299	439
Sloan Company, Inc.	6,318	38	(6,329)	(347)	320	—	344
Switchfly LLC	7,697	111	—	31	—	7,839	35
Total Non-Controlled Affiliates	$57,689	$4,131	$(6,603)	$(7,981)	$320	$47,556	$1,427

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
(24)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of December 31, 2022	Interest, dividend and fee income
MMan Acquisition Co.	$14,073	$895	$(793)	$307	$—	$14,482	$69
Total Controlled Affiliates	$14,073	$895	$(793)	$307	$—	$14,482	$69

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(25)The rate shown is the annualized seven-day yield as of December 31, 2022.

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	7.26%				03/2027	$11,224	$11,520	0.4%	$11,224
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(9)(12)	One stop	C +	4.50%		N/A(6)				03/2027	—	(2)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	502	542	—	502
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	178	183	—	178
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L +	4.50%	(b)	8.17%				03/2027	74	74	—	74
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(12)	One stop	SF +	4.50%		N/A(6)				03/2027	—	(1)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	736	777	—	736
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%	(l)	7.63%				12/2026	844	837	—	827
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%	(l)	7.63%				12/2026	62	61	—	59
Heartland Veterinary Partners LLC+	Senior loan	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior loan	L +	4.50%	(b)	8.17%				03/2028	9,997	9,919	0.4	9,997
Klick Inc.+(5)(8)(12)	Senior loan	L +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	2,311	2,305	0.1	2,311
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	1,858	1,846	0.1	1,858
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	1,091	1,113	—	1,091
Krueger-Gilbert Health Physics, LLC+	Senior loan	L +	5.25%	(b)	8.92%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior loan	L +	5.25%		N/A(6)				05/2025	—	(14)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	17,736	19,985	0.7	17,381
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	4,326	4,275	0.2	4,239
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	2,816	2,791	0.1	2,760
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	1,081	1,188	—	1,060
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	563	586	—	519
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.65%				05/2026	103	106	—	100
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2026	60	60	—	59
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	18	18	—	16
Oliver Street Dermatology Holdings, LLC+(7)	One stop	SF +	11.43%	(l)	15.13%				01/2023	22,787	16,786	0.7	17,090
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	13,521	12,666	0.5	12,845
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	348	329	—	331
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	18,732	18,730	0.7	18,732
Pinnacle Treatment Centers, Inc.*	One stop	L +	5.75%	(b)	8.56%				01/2023	7,553	7,548	0.3	7,553
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	1,539	1,539	0.1	1,539
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	695	695	—	695
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	184	184	—	184
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(a)	8.81%				01/2023	145	145	—	145
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	105	105	—	105
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	37	37	—	37
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	25,694	25,514	0.8	19,270
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	312	310	—	234
PPT Management Holdings, LLC+(7)	One stop	L +	10.50%	(b)	8.28%	cash/	4.50%	PIK	12/2022	284	282	—	214
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	184	183	—	138
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	90	88	—	68
PPT Management Holdings, LLC+	One stop	L +	10.50%		N/A(6)				12/2022	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Suveto Buyer, LLC+	One stop	L +	5.00%	(b)	8.67%	09/2027	$18,330	$18,110	0.7%	$17,528
Suveto Buyer, LLC+	One stop	L +	5.00%	(b)	8.66%	09/2027	64	62	—	58
							470,089	459,629	16.0	405,913

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	Preferred stock	N/A	N/A	N/A	9	$8,508	0.4%	$9,086
Ave Holdings III, Corp+	LP units	N/A	N/A	N/A	1	934	0.1	888
Batteries Plus Holding Corporation+	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,386
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	—	602
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	169
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	62
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,077
Pet Holdings ULC+(8)(12)	LP interest	N/A	N/A	N/A	677	450	0.1	1,732
Salon Lofts Group, LLC+	LP units	N/A	N/A	N/A	—	87	—	87
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,848
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	433
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,682
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	0.1	1,124
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,240
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A	N/A	—	37	—	39
						19,518	1.4	29,455

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	411

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A	N/A	20	239	—	511
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	1
MakerSights, Inc.+	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	183
						618	—	913

Total non-controlled/non-affiliate company equity investments						$221,151	10.1%	$267,113

Total non-controlled/non-affiliate company investments					$5,257,884	$5,479,741	211.3%	$5,374,594

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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to SOFR, EURIBOR, Prime, Canadian Prime (“CP”), SONIA, AUD, CDOR or LIBOR denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
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
(g) Denotes that all or a portion of the loan was indexed to the Three Month AUD, which was 3.11% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 4.20% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 2.98% as of September 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR which was 3.04% as of September 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR which was 3.59% as of September 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR which was 3.99% as of September 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the Canadian Prime, which was 5.45% as of September 30, 2022.
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
(21) The Company holds an equity investment that is income producing.
(22)Transactions related to investments in non-controlled affiliates for the year ended September 30, 2022 were as follows:

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
(23)Transactions related to investments in controlled affiliates for the year ended September 30, 2022 were as follows:

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
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”); Golub Capital BDC CLO III LLC (“2018 Issuer”); Golub Capital BDC Holdings, LLC (“BDC Holdings”); GCIC Holdings LLC (“GCIC Holdings”); GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”); GCIC CLO II LLC (“GCIC 2018 Issuer”); GCIC Funding LLC (“GCIC Funding”); prior to March 23, 2022, the date of each of the following entity’s dissolution, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”), Senior Loan Fund LLC and Senior Loan Fund II LLC; prior to its dissolution on September 16, 2022, Golub Capital BDC Funding II LLC (“Funding II”); and prior to September 27, 2022, the date of each of the following entity’s dissolution, GCIC Funding II LLC (“GCIC Funding II”), Golub Capital BDC Funding LLC (“Funding”) and GC SBIC VI, L.P. (“SBIC VI”).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2022 and 2021, interest income included $6,028 and $7,735, respectively, of accretion of discounts. For the three months ended December 31, 2022 and 2021, the Company received loan origination fees of $6,624 and $11,212, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2022 and 2021, the Company capitalized PIK interest of $7,777 and $3,473, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.
For the three months ended December 31, 2022 and 2021, fee income included $79 and $692, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2022 and 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $113,533 and $79,990, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2022 and 2021, the Company capitalized PIK and non-cash dividends of $3,449 and $0, respectively, into cost basis of certain preferred equity investments. For the three months ended December 31, 2022 and 2021, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the three months ended December 31, 2022 and 2021, the Company recorded dividend income recieved in cash of $684 and $317, respectively, and return of capital cash distributions of $0 and $130, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $92,224 and $65,125 as of December 31, 2022 and September 30, 2022, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2022 and 2021 was $2,135 and $7,095, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022 and 2021, $2,200 and $0, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2022. The Company's tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2022 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. The Company did not make any repurchases of its common stock during the three months ended December 31, 2022 and 2021.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2022 and 2021, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2022 and September 30, 2022, the Company had deferred debt issuance costs of $15,641 and $17,211, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2022 and 2021 was $1,748 and $1,667, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2022. The Investment Adviser is a registered investment adviser with the the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears.

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

The Investment Adviser serves as collateral manager under the 2018 Collateral Management Agreement (as defined in Note 7) and the GCIC 2018 Collateral Management Agreement (as defined in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.

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

For the three months ended December 31, 2022 and 2021, the Income Incentive Fee incurred was $16,011 and $2,929, respectively.

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
The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the 1.375% base management fee annual rate.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred debt issuance costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2022, the Company did not accrue a capital gain incentive fee. For the three months ended December 31, 2021, the Company accured a capital gain incentive fee of $452. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of both December 31, 2022 and September 30, 2022, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

As of December 31, 2022 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Included in accounts payable and other liabilities is $2,174 and $1,976 as of December 31, 2022 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2022 and 2021 were $2,050 and $2,521, respectively.

As of December 31, 2022 and September 30, 2022, included in accounts payable and other liabilities were $1,166 and $2,049, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2022 and September 30, 2022 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments

Investments as of December 31, 2022 and September 30, 2022 consisted of the following:

	As of December 31, 2022			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$535,711	$525,569	$491,529	$519,188	$518,216	$472,873
One stop	4,823,845	4,781,125	4,658,030	4,801,600	4,786,118	4,668,609
Second lien	27,380	29,364	24,120	25,801	29,337	23,240
Subordinated debt	4,082	4,028	4,003	3,869	3,814	3,815
Equity	N/A	243,329	274,264	N/A	232,119	277,819
Total	$5,391,018	$5,583,415	$5,451,946	$5,350,458	$5,569,604	$5,446,356

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

	As of December 31, 2022		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$918,281	16.5%	$872,311	15.7%
Midwest	1,051,934	18.8	1,043,468	18.7
West	905,620	16.2	985,463	17.7
Southeast	1,118,410	20.0	1,084,332	19.5
Southwest	471,355	8.4	461,627	8.3
Northeast	506,037	9.1	491,675	8.8
Canada	182,786	3.3	212,701	3.8
United Kingdom	271,674	4.9	263,815	4.7
Australia	17,145	0.3	17,177	0.3
Luxembourg	28,290	0.5	25,476	0.5
Netherlands	61,355	1.1	61,319	1.1
Finland	30,404	0.5	30,386	0.5
Sweden	16,479	0.3	16,213	0.3
Israel	508	0.0 *	508	0.0 *
Denmark	3,137	0.1	3,133	0.1
Total	$5,583,415	100.0%	$5,569,604	100.0%

Fair Value:
United States
Mid-Atlantic	$882,855	16.2%	$843,796	15.5%
Midwest	1,028,680	18.9	1,024,529	18.8
West	892,680	16.4	980,751	18.0
Southeast	1,107,710	20.3	1,082,651	20.0
Southwest	466,422	8.6	459,971	8.4
Northeast	495,825	9.1	479,291	8.8
Canada	178,357	3.3	207,537	3.8
United Kingdom	246,724	4.4	225,308	4.1
Australia	16,658	0.3	16,248	0.3
Luxembourg	27,108	0.5	23,978	0.4
Netherlands	55,556	1.0	53,140	1.0
Finland	32,556	0.6	29,813	0.5
Sweden	17,077	0.3	15,709	0.3
Israel	529	0.0 *	508	0.0 *
Denmark	3,209	0.1	3,126	0.1
Total	$5,451,946	100.0%	$5,446,356	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2022 and September 30, 2022 were as follows:

	As of December 31, 2022			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$71,745	1.3%		$65,825	1.2%
Airlines	960	0.0	*	961	0.0	*
Auto Components	41,595	0.8		41,487	0.7
Automobiles	269,958	4.8		262,821	4.7
Beverages	59,961	1.1		59,650	1.1
Biotechnology	1,769	0.0	*	1,769	0.0	*
Building Products	17,755	0.3		17,764	0.3
Chemicals	87,633	1.6		87,657	1.6
Commercial Services and Supplies	163,194	2.9		137,435	2.5
Communications Equipment	11,423	0.2		11,414	0.2
Containers and Packaging	45,467	0.8		44,094	0.8
Distributors	5,973	0.1		5,942	0.1
Diversified Consumer Services	254,789	4.6		241,453	4.3
Diversified Financial Services	39,131	0.7		27,160	0.5
Diversified Telecommunication Services	1,607	0.0	*	1,609	0.0	*
Electronic Equipment, Instruments and Components	24,482	0.5		137,087	2.5
Energy Equipment and Services	4,762	0.1		4,700	0.1
Food and Staples Retailing	68,396	1.2		83,134	1.5
Food Products	135,855	2.4		135,841	2.4
Healthcare Equipment and Supplies	144,566	2.6		141,925	2.5
Healthcare Providers and Services	498,770	8.9		492,321	8.8
Health Care Technology	211,260	3.8		197,946	3.6
Hotels, Restaurants and Leisure	136,361	2.5		132,351	2.4
Household Durables	8,881	0.2		8,897	0.2
Household Products	5,455	0.1		5,473	0.1
Industrial Conglomerates	32,256	0.6		31,560	0.6
Insurance	235,106	4.2		232,074	4.2
Internet and Catalog Retail	67,973	1.2		61,193	1.1
IT Services	265,631	4.8		264,343	4.8
Leisure Products	11,792	0.2		11,797	0.2
Life Sciences Tools & Services	72,343	1.3		50,125	0.9
Machinery	34,509	0.6		34,594	0.6
Marine	18,783	0.4		18,813	0.3
Media	6,384	0.1		6,396	0.1
Multiline Retail	45,095	0.8		45,090	0.8
Oil, Gas and Consumable Fuels	91,986	1.6		92,234	1.7
Paper and Forest Products	10,556	0.2		10,579	0.2
Personal Products	36,552	0.7		36,654	0.7
Pharmaceuticals	162,836	2.9		154,608	2.8
Professional Services	119,317	2.1		116,650	2.1
Real Estate Management and Development	123,569	2.2		123,697	2.2
Road and Rail	35,690	0.6		35,801	0.6
Software	1,454,146	26.0		1,410,563	25.3
Specialty Retail	322,110	5.8		365,734	6.6
Technology Hardware, Storage and Peripherals	23,548	0.4		23,269	0.4
Textiles, Apparel and Luxury Goods	44,988	0.8		44,882	0.8
Trading Companies and Distributors	38,600	0.7		34,410	0.6
Water Utilities	17,897	0.3		17,822	0.3
Total	$5,583,415	100.0%		$5,569,604	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2022			As of September 30, 2022
Fair Value:
Aerospace and Defense	$72,189	1.3%		$64,365	1.2%
Airlines	924	0.0	*	926	0.0	*
Auto Components	40,605	0.8		41,026	0.8
Automobiles	265,492	4.9		260,506	4.8
Beverages	56,389	1.0		57,804	1.1
Biotechnology	1,220	0.0	*	1,536	0.0	*
Building Products	17,628	0.3		17,770	0.3
Chemicals	81,542	1.5		79,461	1.5
Commercial Services and Supplies	163,600	3.0		135,584	2.5
Communications Equipment	11,142	0.2		11,162	0.2
Containers and Packaging	45,165	0.8		44,198	0.8
Distributors	6,030	0.1		5,941	0.1
Diversified Consumer Services	252,691	4.6		236,896	4.3
Diversified Financial Services	38,496	0.7		26,928	0.5
Diversified Telecommunications Services	1,624	0.0	*	1,628	0.0	*
Electronic Equipment, Instruments and Components	24,395	0.5		138,011	2.5
Energy Equipment and Services	1,852	0.0	*	1,740	0.0	*
Food and Staples Retailing	67,138	1.2		84,744	1.6
Food Products	135,295	2.5		136,802	2.5
Healthcare Equipment and Supplies	133,860	2.5		131,962	2.4
Healthcare Providers and Services	447,779	8.2		444,736	8.2
Health Care Technology	212,635	3.9		200,658	3.7
Hotels, Restaurants and Leisure	137,293	2.5		134,159	2.5
Household Durables	9,541	0.2		9,275	0.2
Household Products	5,196	0.1		5,265	0.1
Industrial Conglomerates	31,732	0.6		30,407	0.6
Insurance	230,658	4.2		226,158	4.2
Internet and Catalog Retail	65,384	1.2		61,299	1.1
IT Services	254,093	4.7		249,240	4.6
Leisure Products	13,475	0.3		13,478	0.2
Life Sciences Tools & Services	71,285	1.3		49,478	0.9
Machinery	32,988	0.6		31,750	0.6
Marine	18,164	0.4		18,399	0.3
Media	6,291	0.1		6,503	0.1
Multiline Retail	45,138	0.8		45,138	0.8
Oil, Gas and Consumable Fuels	90,539	1.7		90,054	1.7
Paper and Forest Products	10,363	0.2		10,640	0.2
Personal Products	34,531	0.6		33,869	0.6
Pharmaceuticals	157,711	2.9		150,263	2.8
Professional Services	118,270	2.2		116,622	2.1
Real Estate Management and Development	120,414	2.2		119,120	2.2
Road and Rail	35,367	0.6		35,742	0.7
Software	1,444,707	26.5		1,401,424	25.7
Specialty Retail	319,220	5.9		367,521	6.7
Technology Hardware, Storage and Peripherals	23,101	0.4		22,852	0.4
Textiles, Apparel and Luxury Goods	43,902	0.8		42,302	0.8
Trading Companies and Distributors	37,753	0.7		33,597	0.6
Water Utilities	17,139	0.3		17,417	0.3
Total	$5,451,946	100.0%		$5,446,356	100.0%
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

The outstanding forward currency contracts as of December 31, 2022 and September 30, 2022 were as follows:

As of December 31, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$432	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	232	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	205	—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	1,651	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	740	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	507	—
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	597	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,026	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	3,700	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	876	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	3,138	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,801	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	2,078	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	152	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(250)
						$18,135	$(250)

As of September 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$1,226	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	572	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	408	—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	2,778	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	1,287	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	1,459	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	372	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	08/27/2024	1,267	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,399	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	6,285	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	1,156	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	5,265	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	4,637	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	3,538	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	236	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	448	—
						$32,333	$—

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2022 and September 30, 2022.

As of December 31, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$18,135	$(250)	$17,885	$—	$17,885

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$32,333	$—	$32,333	$—	$32,333

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three months ended December 31, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2022	2021
Foreign exchange	$463	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2022	2021
Foreign exchange	$(14,448)	$281

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2022 and 2021:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2022	2021
Forward currency contracts	$260,333	$260,211

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2022 and September 30, 2022, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and September 30, 2022:

As of December 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,177,682	$5,177,682
Equity investments(1)	—	—	274,264	274,264
Money market funds(1)(2)	51,513	—	—	51,513
Forward currency contracts	—	18,135	—	18,135
Total assets, at fair value:	$51,513	$18,135	$5,451,946	$5,521,594
Liabilities at fair value:
Forward currency contracts	$—	$(250)	$—	$(250)
Total liabilities, at fair value:	$—	$(250)	$—	$(250)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,168,537	$5,168,537
Equity investments(1)	—	—	277,819	277,819
Money market funds(1)(2)	37,208	—	—	37,208
Forward currency contracts	—	32,333	—	32,333
Total assets, at fair value:	$37,208	$32,333	$5,446,356	$5,515,897

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2022 and 2021 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2022 and 2021 was $(13,420) and $14,260, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2022 and 2021:

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	(26,226)	(14,845)	(41,071)
Net translation of investments in foreign currencies	32,770	80	32,850
Realized gain (loss) on investments	(834)	3,609	2,775
Fundings of (proceeds from) revolving loans, net	868	—	868
Fundings of investments	237,616	11,266	248,882
PIK interest and non-cash dividends	7,777	3,449	11,226
Proceeds from principal payments and sales of portfolio investments	(246,719)	(7,114)	(253,833)
Accretion of discounts and amortization of premiums	3,893	—	3,893
Fair value, end of period	$5,177,682	$274,264	$5,451,946

	For the three months ended December 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	3,973	1,059	5,032
Net translation of investments in foreign currencies	(1,071)	6	(1,065)
Realized gain (loss) on investments	(313)	14,886	14,573
Funding of (proceeds from) revolving loans, net	336	—	336
Fundings of investments	821,550	69,382	890,932
PIK interest	3,473	—	3,473
Proceeds from principal payments and sales of portfolio investments	(637,723)	(24,037)	(661,760)
Accretion of discounts and amortization of premiums	640	—	640
Fair value, end of period	$4,900,013	$246,526	$5,146,539

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and September 30, 2022.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$491,301	Market rate approach	Market interest rate	8.0% - 25.5% (11.0%)
		Market comparable companies	EBITDA multiples	6.5x - 26.0x (14.6x)
	228	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,658,030	Market rate approach	Market interest rate	7.0% - 22.3% (10.7%)
		Market comparable companies	EBITDA multiples	4.5x - 33.4x (16.2x)
			Revenue multiples	2.0x - 20.0x (8.2x)
Subordinated debt and second lien loans	$28,123	Market rate approach	Market interest rate	9.8% - 15.2% (13.9%)
		Market comparable companies	EBITDA multiples	6.5x - 22.0x (20.7x)
Equity(5)	$274,264	Market comparable companies	EBITDA multiples	4.5x - 37.0x (16.7x)
			Revenue multiples	2.0x - 20.0x (11.2x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$28,709 of loans at fair value were valued using the market comparable companies approach only.
(3)$103,741 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,972,006 and $686,024 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $234,992 and $39,272 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$472,873	Market rate approach	Market interest rate	6.8% - 20.0% (9.6%)
		Market comparable companies	EBITDA multiples	6.5x - 26.2x (14.7x)
	—	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,668,609	Market rate approach	Market interest rate	7.0% - 17.3% (9.6%)
		Market comparable companies	EBITDA multiples	4.5x - 37.3x (16.4x)
			Revenue multiples	2.0x - 22.0x (8.3x)
Subordinated debt and second lien loans(5)	$27,055	Market rate approach	Market interest rate	9.8% - 13.8% (12.2%)
		Market comparable companies	EBITDA multiples	6.5x - 23.0x (21.0x)
Equity(5)	$277,819	Market comparable companies	EBITDA multiples	4.5x - 38.0x (18.0x)
			Revenue multiples	2.0x - 24.4x (12.6x)
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of December 31, 2022 and September 30, 2022.

	As of December 31, 2022		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,100,057	$2,921,520	$3,093,603	$2,902,210

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 180.4%.

Debt Securitizations: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer is permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2022 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2022 and September 30, 2022, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of both December 31, 2022 and September 30, 2022, there were 74 portfolio companies with a total fair value of $574,048 and $568,310, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2022 based on the last annualized interest rate reset was 4.2%. For the three months ended December 31, 2022 and 2021 the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$5,804	$1,846
Amortization of debt issuance costs	113	106
Total interest and other debt financing expenses	$5,917	$1,952
Cash paid for interest expense	$4,535	$1,848
Annualized average stated interest rate	5.6%	1.8%
Average outstanding balance	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the December 31, 2022 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2022 and September 30, 2022, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

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

As of both December 31, 2022 and September 30, 2022, there were 93 portfolio companies with a total fair value of $870,819 and $885,171, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2022 based on the last interest rate reset was 4.2%. For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$7,295	$2,374
Accretion of discounts on notes issued	451	451
Amortization of debt issuance costs	17	17
Total interest and other debt financing expenses	$7,763	$2,842
Cash paid for interest expense	$5,715	$2,371
Annualized average stated interest rate	5.3%	1.7%
Average outstanding balance	$546,500	$546,500

As of December 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	2.50%	LIBOR + 2.25%

The Investment Adviser serves as the collateral manager to the 2018 Issuer and GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2018 Issuer and the GCIC 2018 Issuer for rendering such collateral management services.

As part of the 2018 Debt Securitization and GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer or the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of December 31, 2022, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

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
As of both December 31, 2022 and September 30, 2022, the Company did not have any outstanding debt under the MS Credit Facility II.

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$—	$4
Facility fees	—	40
Amortization of debt issuance costs	—	54
Total interest and other debt financing expenses	$—	$98
Cash paid for interest expense and facility fees	$—	$146
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$— *

*Represents an amount less than $1.

On February 11, 2021, the Company initially entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto. The Company subsequently entered into amendments to the JPM Credit Facility to increase the commitments from lenders under the facility and the accordion feature under the facility. On September 2, 2022, the Company entered into an amendment to the JPM Credit Facility to amend the JPM Credit Facility to, among other things, replace LIBOR as an interest rate benchmark for loans denominated in U.S. dollars with term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor), and to make certain associated changes. Under the JPM Credit Facility, as of December 31, 2022, the lenders agreed to extend credit to the Company in an aggregate amount of up to $1,237,500 in U.S. dollars and certain agreed upon foreign currencies with an option for the Company to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
request, at one or more times, that existing and/or new lenders, at their election, provide up to $262,500 of additional commitments.

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

As of December 31, 2022 and September 30, 2022, the Company had outstanding debt of $698,625 and $692,592, respectively, and no letters of credit outstanding under the JPM Credit Facility.

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$8,487	$1,389
Facility fees	727	584
Amortization of debt issuance costs	536	388
Total interest and other debt financing expenses	$9,750	$2,361
Cash paid for interest expense and facility fees	$8,830	$919
Annualized average stated interest rate	5.0%	1.9%
Average outstanding balance	$676,566	$294,233

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of both December 31, 2022 and September 30, 2022, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$4,219	$4,088
Accretion of discounts and amortization of premiums on notes issued	(349)	(292)
Amortization of debt issuance costs	500	471
Total interest and other debt financing expenses	$4,370	$4,267
Cash paid for interest expense	$8,438	$6,750
Annualized average stated interest rate	3.3%	3.3%
Average outstanding balance	$500,000	$484,782

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both December 31, 2022 and September 30, 2022, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$3,750	$3,583
Accretion of discounts on notes issued	134	123
Amortization of debt issuance costs	377	391
Total interest and other debt financing expenses	$4,261	$4,097
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.5%	2.5%
Average outstanding balance	$600,000	$573,913

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both December 31, 2022 and September 30, 2022, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2027 Notes were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2022	2021
Stated interest expense	$1,794	$1,794
Accretion of discounts on notes issued	185	185
Amortization of debt issuance costs	205	240
Total interest and other debt financing expenses	$2,184	$2,219
Cash paid for interest expense	$—	$—
Average stated interest rate	2.0%	2.0%
Average outstanding balance	$350,000	$350,000

Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of December 31, 2022 and September 30, 2022, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2022 was 4.5%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of both December 31, 2022 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31,
	2022	2021
Stated interest expense	$—	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

For the three months ended December 31, 2022 and 2021, the average total debt outstanding was $3,081,266 and $2,657,628, respectively.

For the three months ended December 31, 2022 and 2021 the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.4% and 2.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization(1)	546,407	—	—	—	546,407
JPM Credit Facility	698,625	—	—	698,625	—
2024 Notes(2)	501,782	—	501,782	—	—
2026 Notes(2)	598,064	—	—	598,064	—
2027 Notes(2)	346,979	—	—	346,979	—
Total borrowings	$3,100,057	$—	$501,782	$1,643,668	$954,607

(1) Represents principal outstanding less unaccreted discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.
(2) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies

Commitments: As of December 31, 2022, the Company had outstanding commitments to fund investments totaling $200,153, including $32,259 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $224,581, including $35,643 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of December 31, 2022 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2022		2021
Net asset value at beginning of period	$14.89		$15.19
Net increase in net assets as a result of issuance of DRIP shares	—	(2)	—	(2)
Distributions declared:
From net investment income	(0.33)		(0.30)
Net investment income	0.36		0.27
Net realized gain (loss) on investment transactions	0.02		0.08
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.23)		0.02
Net asset value at end of period	$14.71		$15.26
Per share market value at end of period	$13.49		$15.44
Total return based on market value(4)	8.90%		(0.40)%
Number of common shares outstanding	170,895,670		170,865,742

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021
Ratio of net investment income to average net assets *	9.61%	6.86%
Ratio of total expenses to average net assets *	9.52%	6.01%
Ratio of incentive fees to average net assets	0.63%	0.13%
Ratio of net expenses (without incentive fees) to average net assets *	8.89%	5.88%
Total return based on average net asset value(5)	1.01%	2.43%
Total return based on average net asset value - annualized(5)	3.99%	9.65%
Net assets at end of period	$2,513,685	$2,607,479
Average debt outstanding	$3,081,266	$2,657,628
Average debt outstanding per share	$18.03	$15.55
Portfolio turnover *	17.97%	52.32%
Asset coverage ratio(6)	180.44%	190.90%
Asset coverage ratio per unit(7)	$1,804	$1,909
Average market value per unit:(8)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
MS Credit Facility II	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	$959	$1,030
2026 Notes	$853	$988
2027 Notes	$819	$969
Adviser Revolver	N/A	N/A

•Annualized for periods less than one year.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(6)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Earnings available to stockholders	$25,581	$63,078
Basic and diluted weighted average shares outstanding	170,895,670	170,046,783
Basic and diluted earnings per share	$0.15	$0.37

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the three months ended December 31, 2022
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(1)
For the three months ended December 31, 2021
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717

(1)In accordance with the Company's DRIP, 689,422 shares of the Company's stock were purchased in the open market at an average price of $13.27 and were allocated to stockholders of the Company participating in DRIP.

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

On February 7, 2023, the Company’s board of directors declared a quarterly distribution of $0.33 per share, which is payable on March 29, 2023 to holders of record as of March 3, 2023.

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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,”

“anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of October 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2022 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of December 31, 2022		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$491,529	9.0%	$472,873	8.7%
One stop	4,658,030	85.4	4,668,609	85.7
Second lien	24,120	0.5	23,240	0.4
Subordinated debt	4,003	0.1	3,815	0.1
Equity	274,264	5.0	277,819	5.1
Total	$5,451,946	100.0%	$5,446,356	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2022 and September 30, 2022, one stop loans included $686.0 million and $659.1 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2022 and September 30, 2022, we had debt and equity investments in 332 and 331 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	For the three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Weighted average income yield (1)(2)*	10.0%	8.4%	7.1%
Weighted average investment income yield (3)*	10.5%	9.2%	7.7%
Total return based on average net asset value (4)*	4.0%	1.3%	9.7%
Total return based on market value (5)	8.9%	(2.1)%	(0.4)%

*     Annualized for periods of less than one year
(1)Represents income from interest, fees, accrued payment-in-kind, or PIK, interest and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)The income yield presented for the three months September 30, 2022 excludes the one-time recognition of $2.0 million of previously deferred interest income resulting from the repayment and refinancing of former non-accrual loans, which are included in the calculation of the investment income yield for the three months ended September 30, 2022. The income yield was 8.6% for the three months ended September 30, 2022 when including the $2.0 million of interest income
(3)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

Collateral management fees are paid directly by the 2018 Issuer and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC (as defined in the “GCIC Acquisition” section below), the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization and GCIC 2018 Debt Securitization and collectively the Debt Securitizations, as applicable.

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

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

Recent Developments

On February 7, 2023, our board of directors declared a quarterly distribution of $0.33 per share, which is payable on March 29, 2023 to holders of record as of March 3, 2023.

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

Consolidated operating results for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 are as follows:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs September 30, 2022	December 31, 2022 vs December 31, 2021
	(In thousands)
Interest income	$128,322	$111,851	$84,601	$16,471	$43,721
Accretion of discounts and amortization of premiums	6,028	8,074	7,735	(2,046)	(1,707)
GCIC acquisition purchase premium amortization	(2,135)	(2,561)	(7,095)	426	4,960
Non-cash dividend income	3,449	—	—	3,449	3,449
Dividend income	684	312	317	372	367
Fee income	529	1,972	1,009	(1,443)	(480)
Total investment income	136,877	119,648	86,567	17,229	50,310
Total expenses	73,014	65,615	41,777	7,399	31,237
Net investment income before taxes	63,863	54,033	44,790	9,830	19,073
Income and excise taxes	2,200	72	—	2,128	2,200
Net investment income after taxes	61,663	53,961	44,790	7,702	16,873
Net realized gain (loss) on investment transactions excluding purchase premium	3,390	2,956	14,776	434	(11,386)
Net realized gain (loss) on investment transactions due to purchase premium	(96)	(11)	(228)	(85)	132
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(41,853)	(51,308)	(3,088)	9,455	(38,765)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	2,231	2,572	7,323	(341)	(5,092)
Net gain (loss) on investment transactions	(36,328)	(45,791)	18,783	9,463	(55,111)
(Provision) benefit for taxes on realized gain on investments	(207)	(302)	—	95	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	453	215	(495)	238	948
Net increase (decrease) in net assets resulting from operations	$25,581	$8,083	$63,078	$17,498	$(37,497)
Average earning debt investments, at fair value	$5,123,458	$5,258,685	$4,784,517	$(135,227)	$338,941
Average earning preferred equity investments, at fair value	$115,545	$114,514	$77,453	$1,031	$38,092

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

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
	(In thousands)
Net investment income after taxes	$61,663	$53,961	$44,790
Add: GCIC acquisition purchase premium amortization	2,135	2,561	7,095
Adjusted Net Investment Income	$63,798	$56,522	$51,885
Add: Accrual (reversal) for capital gain incentive fee under GAAP	—	—	452
Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee	$63,798	$56,522	$52,337

Net gain (loss) on investment transactions	$(36,328)	$(45,791)	$18,783
Add: Realized loss on investment transactions due to purchase premium	96	11	228
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(2,231)	(2,572)	(7,323)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(38,463)	$(48,352)	$11,688

Net increase (decrease) in net assets resulting from operations	$25,581	$8,083	$63,078
Add: GCIC acquisition purchase premium amortization	2,135	2,561	7,095
Add: Realized loss on investment transactions due to purchase premium	96	11	228
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(2,231)	(2,572)	(7,323)
Adjusted Net Income	$25,581	$8,083	$63,078
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

Investment Income

Investment income increased from the three months ended September 30, 2022 to the three months ended December 31, 2022 by $17.2 million primarily due to an increase in interest income due to rising floating base rates and an increase in non-cash dividend income, partially offset by a decrease in fee and accretion income resulting from reduced payoffs of portfolio company investments compared to the September 30, 2022 quarter.

Investment income increased from the three months ended December 31, 2021 to the three months ended December 31, 2022 by $50.3 million primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $338.9 million, an increase in non-cash dividend income and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 are as follows:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Senior secured	9.2%	7.5%	5.6%
One stop	10.0%	8.5%	7.3%
Second lien	11.6%	9.8%	9.1%
Subordinated debt	14.1%	12.7%	12.3%

Income yields on senior secured and one stop loans increased for the three months ended December 31, 2022 as compared to the three months ended September 30, 2022, primarily due to rising LIBOR and SOFR rates during the first quarter of the 2023 fiscal year. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2022 and September 30, 2022, the weighted average base rate floor of our loans was 0.83%.

As of December 31, 2022, we have second lien and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs September 30, 2022	December 31, 2022 vs. December 31, 2021
	(In thousands)
Interest and other debt financing expenses	$32,497	$26,893	$16,169	$5,604	$16,328
Amortization of debt issuance costs	1,748	2,096	1,667	(348)	81
Base management fee	19,062	19,321	17,501	(259)	1,561
Income incentive fee	16,011	14,109	2,929	1,902	13,082
Capital gain incentive fee	—	—	452	—	(452)
Professional fees	1,208	940	899	268	309
Administrative service fee	2,175	1,750	1,818	425	357
General and administrative expenses	313	506	342	(193)	(29)
Net expenses	$73,014	$65,615	$41,777	$7,399	$31,237
Average debt outstanding	$3,081,266	$3,144,677	$2,657,628	$(63,411)	$423,638

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended September 30, 2022 to the three months ended December 31, 2022 by $5.3 million, primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended December 31, 2021 to the three months ended December 31, 2022 by $16.4 million, primarily due to an increase in average debt outstanding of $423.6 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three months ended December 31, 2022 and 2021, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2022, September 30, 2022 and December 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 4.4%, 3.7% and 2.7%, respectively.

The effective annualized average interest rate increased for both the three months ended December 31, 2022 compared to the three months ended September 30, 2022 and the three months ended December 31, 2022 compared to the three months ended December 31, 2021 primarily due to rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee decreased from the three months ended September 30, 2022 to the three months ended December 31, 2022 due to a decrease in average adjusted gross assets from the three months ended September 30, 2022 to the three months ended December 31, 2022.

The base management fee increased from the three months ended December 31, 2021 to the three months ended December 31, 2022 due to an increase in average adjusted gross assets from 2021 to 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $1.9 million from the three months ended September 30, 2022 to the three months ended December 31, 2022 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during the first quarter of fiscal year 2023. The Income Incentive Fee increased by $13.1 million from the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2022. As we remained in the “catch-up” provision of the calculation of the Income Incentive Fee for the three months ended December 31, 2021, an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive fee. During the quarter ended September 30, 2022, we were fully through the catch up and the Income Incentive Fee was equal to 20% of Pre-Incentive Fee Net Investment Income.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% and 6.1% for the three months ended December 31, 2022 and the three months ended December 31, 2021, respectively. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% for the three months ended September 30, 2022.

For each of the three months ended December 31, 2022 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2022 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.5 million from the three months ended September 30, 2022 to the three months ended December 31, 2022 primarily due to an increase in the administrative service fee driven by investments in human capital. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.6 million from the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily due to an increase in the administrative service fee and professional fees. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 were $2.1 million, $1.0 million and $2.5 million, respectively.

As of December 31, 2022 and September 30, 2022, included in accounts payable and other liabilities were $1.2 million and $2.0 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs September 30, 2022	December 31, 2022 vs December 31, 2021
	(In thousands)
Net realized gain (loss) on investments	$2,775	$3,101	$14,573	$(326)	$(11,798)
Foreign currency transactions	56	(156)	(25)	212	81
Forward currency contracts	463	—	—	463	463
Net realized gain (loss) on investment transactions	$3,294	$2,945	$14,548	$349	$(11,717)
Unrealized appreciation on investments	25,440	14,901	36,685	10,539	(11,245)
Unrealized (depreciation) on investments	(66,511)	(63,429)	(31,934)	(3,082)	(34,577)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	15,897	(18,392)	(797)	34,289	16,694
Unrealized appreciation (depreciation) on forward currency contracts	(14,448)	18,184	281	(32,632)	(14,729)
Net change in unrealized appreciation (depreciation) on investment transactions	$(39,622)	$(48,736)	$4,235	$9,114	$(43,857)

During the three months ended December 31, 2022, we had a net realized gain of $3.3 million primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts. During the three months ended September 30, 2022 and three months ended December 31, 2021, we had a net realized gain of $2.9 million and $14.5 million, respectively, both primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2022, we had $25.4 million in unrealized appreciation on 125 portfolio company investments, which was offset by $66.5 million in unrealized depreciation on 215 portfolio company investments. For the three months September 30, 2022, we had $14.9 million in unrealized appreciation on 176 portfolio company investments, which was offset by $63.4 million in unrealized depreciation on 217 portfolio company investments. Unrealized appreciation for both the three months ended December 31, 2022 and September 30, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last quarter of the 2022 fiscal year.

For the three months ended December 31, 2021, we had $36.7 million in unrealized appreciation on 174 portfolio company investments, which was offset by $31.9 million in unrealized depreciation on 153 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2021 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended December 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $14.6 million. During the period, cash provided by operating activities was $52.9 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $253.8 million and net investment income after excise tax of $61.7 million, offset by fundings of portfolio investments of $248.9 million. Lastly, cash used in financing activities was $67.5 million, primarily driven by repayments of debt of $88.0 million, distributions paid of $47.2 million and purchases of common stock under the DRIP of $9.2 million, offset by borrowings on debt of $77.1 million.

For the three months ended December 31, 2021, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $57.2 million. During the period, cash used in operating activities was $181.7 million, primarily driven by fundings of portfolio investments of $890.9 million, offset by proceeds from principal payments and sales of portfolio investments of $661.8 million and net investment income of $44.8 million. Lastly, cash provided by financing activities was $238.9 million, primarily driven by borrowings on debt of $620.2 million, offset by repayments of debt of $336.8 million and distributions paid of $38.3 million.

As of December 31, 2022 and September 30, 2022, we had cash and cash equivalents of $96.4 million and $117.3 million, respectively. In addition, we had foreign currencies of $6.8 million as of both December 31, 2022 and September 30, 2022, restricted cash and cash equivalents of $62.8 million and $56.4 million as of December 31, 2022 and September 30, 2022, respectively, and no restricted foreign currencies of both December 31, 2022 and September 30, 2022. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of December 31, 2022, allowed us to borrow up to $1.24 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2022 and September 30, 2022, we had outstanding debt under the JPM Credit Facility of $698.6 million and $692.6 million, respectively. As of December 31, 2022 and September 30, 2022, subject to leverage and borrowing base restrictions, we had $538.9 million and $544.9 million, respectively, of remaining commitments and $538.9 million and $544.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of December 31, 2022. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both December 31, 2022 and September 30, 2022, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2022 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of both December 31, 2022 and September 30, 2022, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the December 31, 2022 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of both December 31, 2022 and September 30, 2022, we had outstanding debt under the GCIC 2018 Debt Securitization of $546.4 million.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of both December 31, 2022 and September 30, 2022, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both December 31, 2022 and September 30, 2022, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both December 31, 2022 and September 30, 2022.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of both December 31, 2022 and September 30, 2022, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of December 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2022, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 180.4% and 1.24x, respectively.

In August 2022, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the three months ended December 31, 2022 and 2021.

As of December 31, 2022 and September 30, 2022, we had outstanding commitments to fund investments totaling $200.2 million and $224.6 million, respectively. As of December 31, 2022, total commitments of $200.2 million included $32.3 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2022. As of December 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the

Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2022 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2022 and September 30, 2022, we had investments in 332 and 331 portfolio companies, respectively, with a total fair value of $5.5 billion and $5.4 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended
	December 31, 2022		September 30, 2022		December 31, 2021
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$7,059	2.9%	$11,789	6.7%	$37,039	4.3%
One stop	229,161	92.8	160,920	91.1	761,442	87.7
Second lien	—	—	—	—	640	0.1
Subordinated debt	50	0.0 *	—	—	988	0.1
Equity	10,697	4.3	4,019	2.2	67,613	7.8
Total new investment commitments	$246,967	100.0%	$176,728	100.0%	$867,722	100.0%

* Represents an amount less than 0.1%.

For the three months ended December 31, 2022, we had approximately $253.8 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2021, we had approximately $661.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2022(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$496,897	$506,444	$478,873	$479,354	$496,870	$461,935
Non-accrual(3)	38,814	19,125	12,656	39,834	21,346	10,938
One stop:
Performing	4,680,453	4,658,401	4,579,806	4,706,125	4,710,508	4,614,422
Non-accrual(3)	143,392	122,724	78,224	95,475	75,610	54,187
Second lien:
Performing	23,540	25,641	22,776	25,801	29,337	23,240
Non-accrual(3)	3,840	3,723	1,344	—	—	—
Subordinated debt:
Performing	4,082	4,028	4,003	3,869	3,814	3,815
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	243,329	274,264	N/A	232,119	277,819
Total	$5,391,018	$5,583,415	$5,451,946	$5,350,458	$5,569,604	$5,446,356

(1)As of December 31, 2022, $885.0 million and $809.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of December 31, 2022, $145.6 million and $92.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2022, $730.9 million and $666.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2022, $83.5 million and $54.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2022, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 2.7% and 1.8%, respectively. As of September 30, 2022, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.8% and 1.3%, respectively.

As of December 31, 2022 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 96.0% and 96.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	For the three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Weighted average rate of new investment fundings	11.1%	9.0%	6.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.7%	6.2%	5.9%
Weighted average fees of new investment fundings	1.8%	1.2%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	9.0%	7.5%	6.3%

As of December 31, 2022, 97.8% and 98.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2022, 97.9% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2022 and September 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $53.7 million and $51.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$151,153	2.8%	$252,572	4.6%
4	4,716,163	86.5	4,725,988	86.8
3	515,514	9.4	398,625	7.3
2	68,888	1.3	69,171	1.3
1	228	0.0*	—	—
Total	$5,451,946	100.0%	$5,446,356	100.0%

*	Represents an amount less than 0.1%.

The table below details the weighted average price of our debt investments held as of December 31, 2022 and March 31, 2022 and the trailing nine month, or T9M, cumulative net change in unrealized depreciation on total investments (debt and equity) per share by Internal Performance Rating category. Additionally, the following table details the primary drivers of changes in weighted average price of our debt investments by internal performance rating as of December 31, 2022 as compared to March 31, 2022.

	Weighted Average Price[1]
Category	As of March 31, 2022	As of December 31, 2022	T9M Cumulative Net Change in Unrealized Depreciation on Investments Per Share[2,3]	% of March 31, 2022 Net Asset Value	% of T9M Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	98.2%	($0.59)	(3.8)%	75%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	88.9	92.0	(0.11)	(0.7)	14	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	55.4	42.3	(0.09)	(0.6)	11	Pre-existing credit challenges
Total	98.2%	96.0%	($0.79)	(5.1)%	100%

(1)Includes only debt investments held as of March 31, 2022 and December 31, 2022. Value reflects weighted average fair value of debt investments by risk rating as a percentage of principal.
(2)T9M Cumulative Net Change in Unrealized Depreciation on Investments Per Share reflect the cumulative net change in unrealized depreciation on total investments for the nine-month period ending December 31, 2022.
(3)Excludes the change in unrealized loss resulting from the translation of assets and liabilities in foreign currencies, forward currency contracts and amortization of purchase premium.

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

•GC Advisors serves as collateral manager to the 2018 Issuer and the GCIC 2018 Issuer under the 2018 Collateral Management Agreement and the GCIC 2018 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•During the fourth calendar quarter of 2022, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $16.3 million, or 1,242,471 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2022, the Trust purchased approximately $56.7 million, or 4,140,641 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2021, the Trust purchased approximately $14.3 million, or 925,040 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital BDC 4, Inc., or GBDC 4, all of which are unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC 3, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC 3, GDLC, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2022 and September 30, 2022 with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $92.2 million and $65.1 million as of December 31, 2022 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022 and 2021, $2.2 million and $0.0 million, respectively, was recorded for U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three months ended December 31, 2022, we recorded a net tax benefit of $0.2 million for taxable subsidiaries. For the three months ended December 31, 2021, we recorded a net tax expense $0.5 million for taxable subsidiaries. As of December 31, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.9 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.4 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of both December 31, 2022 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.83%. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The JPM Credit Facility has a floating interest rate provision that, as of September 13, 2022, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment ranging between 0.11448% and 0.42826%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(106,617)	$(32,295)	$(74,322)
Down 150 basis points	(79,990)	(24,221)	(55,769)
Down 100 basis points	(53,348)	(16,147)	(37,201)
Down 50 basis points	(26,674)	(8,074)	(18,600)
Up 50 basis points	26,674	8,074	18,600
Up 100 basis points	53,348	16,147	37,201
Up 150 basis points	80,022	24,221	55,801
Up 200 basis points	106,697	32,295	74,402

(1) Assumes applicable three-month base rate as of December 31, 2022, with the exception of SONIA and Prime that utilize the December 31, 2022 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2022 to the risk factors discussed in Item 1A. Risk
Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Golub Capital BDC, Inc.

Date: February 8, 2023	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)