Form 10-Q
period 2023-03-31
GOLUB CAPITAL BDC, Inc.
filed 2023-05-08
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 8, 2023, the Registrant had 169,963,496 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,429,604	$5,374,594
Non-controlled affiliate company investments	43,056	57,689
Controlled affiliate company investments	13,692	14,073
Total investments, at fair value (amortized cost of $5,618,695 and $5,569,604, respectively)	5,486,352	5,446,356
Cash and cash equivalents	76,757	117,290
Foreign currencies (cost of $10,547 and $7,021, respectively)	10,716	6,847
Restricted cash and cash equivalents	50,223	56,416
Interest receivable	31,240	20,794
Net unrealized appreciation on forward currency contracts	15,438	32,333
Other assets	1,024	1,188
Total Assets	$5,671,750	$5,681,224
Liabilities
Debt	$3,116,857	$3,093,603
Less unamortized debt issuance costs	(19,154)	(17,211)
Debt less unamortized debt issuance costs	3,097,703	3,076,392
Interest payable	23,574	20,384
Management and incentive fees payable	36,653	33,430
Accrued trustee fees	38	225
Accounts payable and other liabilities	7,637	6,293
Total Liabilities	3,165,605	3,136,724
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 170,144,126 and 170,895,670 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively.	170	171
Paid in capital in excess of par	2,667,028	2,676,674
Distributable earnings (losses)	(161,053)	(132,345)
Total Net Assets	2,506,145	2,544,500
Total Liabilities and Total Net Assets	$5,671,750	$5,681,224
Number of common shares outstanding	170,144,126	170,895,670
Net asset value per common share	$14.73	$14.89

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$132,390	$80,281	$256,068	$160,404
Payment-in-kind interest income	8,323	4,271	15,406	8,370
Dividend income	3,906	3	8,039	320
Fee income	1,028	219	1,515	1,228
Total investment income from non-controlled/non-affiliate company investments	145,647	84,774	281,028	170,322
From non-controlled affiliate company investments:
Interest income	482	872	528	1,688
Payment-in-kind interest income	746	294	2,089	495
Fee income	5	—	43	—
Total investment income from non-controlled affiliate company investments	1,233	1,166	2,660	2,183
From controlled affiliate company investments:
Interest income(1)	(27)	(27)	(55)	(55)
Payment-in-kind interest income	95	48	188	78
Fee income	5	—	9	—
Total investment income from controlled affiliate company investments	73	21	142	23
Total investment income	146,953	85,961	283,830	172,528
Expenses
Interest and other debt financing expenses	36,256	19,275	70,501	37,111
Base management fee	18,688	18,019	37,750	35,520
Incentive fee	17,976	4,362	33,987	7,743
Professional fees	1,320	729	2,528	1,628
Administrative service fee	1,958	1,640	4,133	3,458
General and administrative expenses	317	400	630	742
Total expenses	76,515	44,425	149,529	86,202
Base management fee waived (Note 3)	—	(1,904)	—	(1,904)
Net expenses	76,515	42,521	149,529	84,298
Net investment income - before tax	70,438	43,440	134,301	88,230
Excise tax	232	—	2,432	—
Net investment income - after tax	70,206	43,440	131,869	88,230
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(5,487)	145	(1,790)	15,202
Non-controlled affiliate company investments	—	—	320	(1,026)
Foreign currency transactions	17	227	(1,169)	744
Forward currency contracts	708	—	1,171	—
Net realized gain (loss) on investment transactions	(4,762)	372	(1,468)	14,920
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(723)	28,920	(34,120)	35,458
Non-controlled affiliate company investments	(5,491)	(1,798)	(13,472)	(891)
Controlled affiliate company investments	(886)	(1,157)	(579)	(3,851)
Translation of assets and liabilities in foreign currencies	2,561	(4,663)	18,458	(5,460)
Forward currency contracts	(2,447)	1,856	(16,895)	2,137
Net change in unrealized appreciation (depreciation) on investment transactions	(6,986)	23,158	(46,608)	27,393
Net gain (loss) on investment transactions	(11,748)	23,530	(48,076)	42,313
(Provision) benefit for taxes on realized gains on investments	—	—	(207)	—
(Provision) benefit for taxes on unrealized appreciation on investments	45	(97)	498	(592)
Net increase (decrease) in net assets resulting from operations	$58,503	$66,873	$84,084	$129,951
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.34	$0.39	$0.49	$0.76
Dividends and distributions declared per common share	$0.33	$0.30	$0.66	$0.60
Basic and diluted weighted average common shares outstanding (Note 10)	170,835,435	170,866,740	170,865,883	170,452,256
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	170,028,584	$170	$2,664,251	$(81,729)	$2,582,692
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	88,230	88,230
Net realized gain (loss) on investment transactions	—	—	—	14,920	14,920
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	27,393	27,393
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(592)	(592)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(102,268)	(102,268)
Total increase (decrease) for the six months ended March 31, 2022	867,086	1	13,173	27,683	40,857
Balance at March 31, 2022	170,895,670	$171	$2,677,424	$(54,046)	$2,623,549
Balance at December 31, 2021	170,865,742	171	2,676,967	(69,659)	2,607,479
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	43,440	43,440
Net realized gain (loss) on investment transactions	—	—	—	372	372
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	23,158	23,158
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(97)	(97)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	29,928	—	457	—	457
Distributions from distributable earnings	—	—	—	(51,260)	(51,260)
Total increase (decrease) for the three months ended March 31, 2022	29,928	—	457	15,613	16,070
Balance at March 31, 2022	170,895,670	$171	$2,677,424	$(54,046)	$2,623,549
Balance at September 30, 2022	170,895,670	171	2,676,674	(132,345)	2,544,500
Repurchases of common stock, net of commission costs	(751,544)	(1)	(9,646)	—	(9,647)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	131,869	131,869
Net realized gain (loss) on investment transactions	—	—	—	(1,468)	(1,468)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(46,608)	(46,608)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	498	498
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(112,792)	(112,792)
Total increase (decrease) for the six months ended March 31, 2023	(751,544)	(1)	(9,646)	(28,708)	(38,355)
Balance at March 31, 2023	170,144,126	$170	$2,667,028	$(161,053)	$2,506,145
Balance at December 31, 2022	170,895,670	$171	$2,676,674	$(163,160)	$2,513,685
Repurchases of common stock, net of commission costs	(751,544)	(1)	(9,646)	—	(9,647)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	70,206	70,206
Net realized gain (loss) on investment transactions	—	—	—	(4,762)	(4,762)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(6,986)	(6,986)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	45	45
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(56,396)	(56,396)
Total increase (decrease) for the three months ended March 31, 2023	(751,544)	(1)	(9,646)	2,107	(7,540)
Balance at March 31, 2023	170,144,126	$170	$2,667,028	$(161,053)	$2,506,145

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands, except share data)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$84,084	$129,951
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,425	3,443
Accretion of discounts and amortization of premiums on investments	(6,904)	(1,748)
Accretion of discounts and amortization of premiums on issued debt securities	484	879
Net realized (gain) loss on investments	1,470	(14,176)
Net realized (gain) loss on forward currency contracts	(1,171)	—
Net realized (gain) loss on foreign currency transactions	1,169	(744)
Net change in unrealized (appreciation) depreciation on investments	48,171	(30,716)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(18,458)	5,460
Net change in unrealized (appreciation) depreciation on forward currency contracts	16,895	(2,137)
Proceeds from (fundings of) revolving loans, net	(1,970)	(1,002)
Fundings of investments	(412,649)	(1,267,348)
Proceeds from principal payments and sales of portfolio investments	393,997	783,967
Proceeds from settlements of forward currency contracts	1,171	—
Payment-in-kind interest capitalized	(17,255)	(8,597)
Non-cash dividends	(7,044)	—
Changes in operating assets and liabilities:
Interest receivable	(10,446)	(2,990)
Cash collateral held at broker for forward currency contracts	—	6,960
Receivable from investments sold	—	97
Other assets	164	(717)
Interest payable	3,190	3,127
Management and incentive fees payable	3,223	8,682
Payable for investments purchased	—	(294)
Accrued trustee fees	(187)	—
Accounts payable and other liabilities	1,344	(1,121)
Net cash provided by (used in) operating activities	82,703	(389,024)
Cash flows from financing activities
Borrowings on debt	312,251	916,760
Repayments of debt	(310,100)	(502,300)
Capitalized debt issuance costs	(5,368)	(6,379)
Purchases of common stock (Note 12)	(9,647)	—
Distributions paid	(90,793)	(75,649)
Purchases of common stock for dividend reinvestment plan	(21,999)	(13,445)
Net cash provided by (used in) financing activities	(125,656)	318,987
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents	(42,953)	(70,037)
Effect of foreign currency exchange rates	96	26
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, beginning of period	180,553	244,343
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, end of period	$137,696	$174,332
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63,401	$29,663
Distributions declared during the period	112,792	102,268
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$13,174
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2023	September 30, 2022
Cash and cash equivalents	$76,757	$117,290
Foreign currencies (cost of $10,547 and $7,021, respectively)	10,716	6,847
Restricted cash and cash equivalents	50,223	56,416
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$137,696	$180,553
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.+	One stop	SF +	7.00%	(m)	11.90%				02/2029	$24,950	$24,217	1.0%	$24,451
PPW Aero Buyer, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	(1)
										24,950	24,216	1.0	24,450
Airlines
Aurora Lux Finco S.A.R.L. +(8)(13)	One stop	L +	6.00%	(b)	10.82%				12/2026	970	958	—	922

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	5.00%	(m)	10.05%				04/2028	9,747	9,604	0.4	9,454
COP CollisionRight Holdings, Inc.+	One stop	SF +	5.00%	(m)	9.98%				04/2028	36	35	—	33
COP CollisionRight Holdings, Inc.+	One stop	SF +	5.00%	(m)	9.78%				04/2028	112	109	—	109
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	9.25%				08/2027	4,865	4,829	0.2	4,768
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	9.66%				08/2027	984	966	0.1	949
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)(c)	9.58%				08/2027	28	27	—	26
North Haven Falcon Buyer, LLC+(22)	One stop	L +	8.00%	(b)(c)	9.49%	cash/	3.75%	PIK	05/2027	6,157	6,042	0.2	5,911
North Haven Falcon Buyer, LLC+(22)	One stop	L +	4.25%	(b)(c)	9.47%				05/2027	1,031	1,019	—	990
Polk Acquisition Corp.*#+(22)	Senior secured	SF +	7.00%	(l)	10.16%	cash/	1.75%	PIK	12/2024	18,027	17,980	0.7	17,666
Polk Acquisition Corp.+(5)(22)	Senior secured	SF +	7.00%	(l)	11.91%				12/2024	—	1	—	(3)
Polk Acquisition Corp.+(22)	Senior secured	SF +	7.00%	(l)	10.16%	cash/	1.75%	PIK	12/2024	107	106	—	104
										41,094	40,718	1.6	40,007
Automobiles
CG Group Holdings, LLC*#+(22)	One stop	SF +	8.75%	(m)	11.65%	cash/	2.00%	PIK	07/2027	31,602	31,076	1.2	29,074
CG Group Holdings, LLC+(22)	One stop	SF +	8.75%	(l)	11.56%	cash/	2.00%	PIK	07/2026	342	335	—	318
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(l)	11.16%				12/2027	42,648	42,311	1.7	41,404
Denali Midco 2, LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	197	195	—	191
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	99	98	—	96
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	79	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	79	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	65	65	—	63
Denali Midco 2, LLC+	One stop	SF +	6.50%	(l)	11.41%				12/2027	973	947	—	954
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	656	651	—	637
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	119	118	—	116
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	113	113	—	110
Denali Midco 2, LLC+	One stop	SF +	6.25%	(l)	11.16%				12/2027	82	81	—	79
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(15)	—	(11)
Denali Midco 2, LLC+	One stop	SF +	6.50%	(l)	11.41%				12/2027	130	127	—	127
Denali Midco 2, LLC+	One stop	SF +	6.50%	(l)	11.41%				12/2027	65	63	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(l)	11.41%				12/2027	222	216	—	217
JHCC Holdings LLC+	One stop	L +	5.50%	(b)	10.66%				09/2025	15,235	15,071	0.6	14,931
JHCC Holdings LLC+	One stop	L +	5.50%	(b)	10.66%				09/2025	493	489	—	483
JHCC Holdings LLC+	One stop	L +	5.50%	(b)	10.66%				09/2025	293	291	—	287
JHCC Holdings LLC+	One stop	L +	5.50%	(a)(b)	10.52%				09/2025	67	66	—%	65
JHCC Holdings LLC+	One stop	L +	5.50%	(a)(b)(d)	10.63%				09/2025	2,658	2,629	0.1	2,592
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(n)	10.86%	11/2026	$23,854	$23,670	0.9%	$22,662
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.45%	11/2026	2,616	2,598	0.1	2,485
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.70%	11/2026	2,586	2,554	0.1	2,456
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.45%	11/2026	2,565	2,546	0.1	2,437
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.79%	11/2026	1,901	1,886	0.1	1,806
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.82%	11/2026	1,563	1,552	0.1	1,485
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.62%	11/2026	1,441	1,420	0.1	1,369
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.86%	11/2026	524	521	—	498
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.86%	11/2026	357	354	—	339
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.86%	11/2026	146	145	—	139
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.79%	11/2026	59	59	—	56
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.76%	11/2026	186	184	—	176
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(19)	—	—
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.82%	11/2026	179	177	—	170
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.82%	11/2026	60	59	—	57
POY Holdings, LLC#	One stop	SF +	5.50%	(m)	10.55%	11/2027	9,495	9,347	0.4	9,495
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(1)	—	—
POY Holdings, LLC+	One stop	SF +	5.50%	(m)	10.55%	11/2027	81	81	—	81
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	10.29%	07/2029	4,636	4,594	0.2	4,450
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(2)	—	(8)
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(7)	—	—
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	7.00%	(m)	11.83%	10/2024	12,749	12,722	0.5	12,749
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%	(m)	11.83%	10/2024	9,724	9,702	0.4	9,724
Quick Quack Car Wash Holdings, LLC#+	One stop	SF +	7.00%	(m)	11.83%	10/2024	2,301	2,296	0.1	2,301
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	7.00%	(m)	11.83%	10/2024	2,009	2,022	0.1	2,009
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	7.00%	(m)	11.83%	10/2024	1,342	1,351	0.1	1,342
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	7.00%	(m)	11.83%	10/2024	1,094	1,093	0.1	1,094
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%	(m)	11.83%	10/2024	95	90	—	95
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%		N/A(6)	10/2024	—	—	—	—
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	7.00%		N/A(6)	10/2024	—	(1)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%	(m)	11.83%	10/2024	343	339	—	343
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%	(m)	11.83%	10/2024	104	100	—	104
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%	(m)	11.83%	10/2024	3,310	3,282	0.1	3,310
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	7.00%	(m)	11.83%	10/2024	95	93	—	95
Spotless Brands, LLC+	One stop	SF +	6.50%	(m)	11.31%	07/2028	8,327	8,180	0.3	7,995
Spotless Brands, LLC+	One stop	SF +	6.50%	(m)	11.35%	07/2028	904	896	—	868
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	11.39%	07/2028	6	5	—	5
Spotless Brands, LLC+	One stop	SF +	6.50%	(m)	11.34%	07/2028	672	666	—	645
TWAS Holdings, LLC#+	One stop	SF +	6.25%	(l)	11.16%	12/2026	40,256	39,956	1.6	39,450
TWAS Holdings, LLC*+	One stop	SF +	6.25%	(l)	11.16%	12/2026	30,411	30,168	1.2	29,803
TWAS Holdings, LLC+	One stop	SF +	6.25%	(l)	11.16%	12/2026	7,894	7,833	0.3	7,736
TWAS Holdings, LLC+	One stop	SF +	6.25%	(l)	11.16%	12/2026	606	602	—	594
TWAS Holdings, LLC+	One stop	SF +	6.25%	(l)	11.16%	12/2026	385	382	—	377
TWAS Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	12/2026	—	(3)	—	(7)
							271,093	268,570	10.5	262,721
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Fintech Midco, LLC*#	One stop	L +	5.00%	(c)	9.93%	08/2024	$23,789	$23,898	1.0%	$23,789
Fintech Midco, LLC+	One stop	L +	5.00%	(c)	9.93%	08/2024	15,107	15,037	0.6	15,107
Fintech Midco, LLC#+	One stop	L +	5.00%	(c)	9.93%	08/2024	1,102	1,115	—	1,102
Fintech Midco, LLC+	One stop	SF +	5.00%		N/A(6)	08/2024	—	—	—	—
Watermill Express, LLC+	One stop	L +	5.25%	(b)	10.41%	04/2027	2,233	2,218	0.1	2,233
Watermill Express, LLC+	One stop	L +	5.25%	(a)	10.11%	04/2027	4	4	—	4
Watermill Express, LLC+	One stop	L +	5.25%	(b)	10.41%	04/2027	216	215	—	216
Winebow Holdings, Inc.+	One stop	L +	6.25%	(a)	11.09%	07/2025	7,760	7,696	0.3	7,760
							50,211	50,183	2.0	50,211

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L +	5.25%	(b)	10.41%		11/2028	$7,499	$7,439	0.3%	$7,349
BECO Holding Company, Inc.+	One stop	L +	5.25%	(a)	10.10%		11/2027	27	24	—	18
BECO Holding Company, Inc.+(5)	One stop	L +	5.25%		N/A(6)		11/2028	—	(16)	—	(39)
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	4,085	4,085	0.2	4,085
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	1,382	1,391	0.1	1,382
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	890	894	—	890
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	840	836	—	840
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	427	431	—	427
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	272	273	—	272
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)(c)(d)	9.56%		03/2024	1,110	1,105	0.1	1,110
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	213	213	—	213
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(c)(d)	9.44%		03/2024	114	114	—	114
								16,859	16,789	0.7	16,661
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L +	5.25%	(b)	10.00%		07/2024	12,379	12,422	0.5	12,132
Inhance Technologies Holdings LLC#	One stop	L +	5.25%	(b)	10.00%		07/2024	9,863	9,814	0.4	9,665
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	10.00%		07/2024	1,881	1,878	—	1,843
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	10.36%		07/2024	81	81	—	77
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	9.54%		09/2028	34,344	36,181	1.3	31,940
PHM NL SP Bidco B.V.+(8)(14)	One stop	L +	6.25%	(c)	11.46%		09/2028	13,766	13,576	0.5	12,802
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(j)	10.43%		09/2028	7,411	7,916	0.3	6,892
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	8.72%		09/2028	3,630	3,715	0.1	3,376
								83,355	85,583	3.1	78,727
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*#+	One stop	L +	5.25%	(b)	10.41%		10/2028	17,088	16,899	0.7	16,918
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(2)	—	(2)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(12)	—	(13)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%	(j)	9.21%		11/2025	10,627	10,962	0.4	10,627
Hydraulic Authority III Limited+(8)(9)(10)	One stop	E +	5.00%	(e)	8.02%		11/2025	1,164	1,118	0.1	1,164
Hydraulic Authority III Limited+(8)(9)(10)(22)	One stop	N/A			11.00%	PIK	11/2028	266	277	—	266
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%		N/A(6)		11/2025	—	—	—	—
North Haven Stack Buyer, LLC*#	One stop	SF +	5.50%	(m)	10.33%		07/2027	8,722	8,596	0.3	8,548

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(m)	10.45%				07/2027	$973	$953	0.1%	$917
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(m)	10.37%				07/2027	63	62	—	60
North Haven Stack Buyer, LLC#	One stop	SF +	5.50%	(m)	10.33%				07/2027	2,938	2,917	0.1	2,879
North Haven Stack Buyer, LLC#	One stop	SF +	5.50%	(m)	10.33%				07/2027	969	962	0.1	950
OVG Business Services, LLC+	One stop	L +	6.25%	(a)	11.10%				11/2028	1,791	1,758	0.1	1,791
OVG Business Services, LLC+(5)	One stop	L +	5.00%		N/A(6)				11/2026	—	—	—	(1)
Profile Products LLC+	One stop	L +	5.50%	(a)(b)	10.37%				11/2027	6,044	5,941	0.2	5,923
Profile Products LLC+(8)	One stop	L +	5.50%	(b)	10.37%				11/2027	1,282	1,262	0.1	1,256
Profile Products LLC+	One stop	SF +	5.50%	(d)(l)	11.24%				11/2027	28	27	—	27
Profile Products LLC+	One stop	SF +	5.50%	(m)	10.51%				11/2027	280	278	—	275
Profile Products LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(1)
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(m)	11.02%				11/2028	29,374	28,937	1.1	28,472
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(m)	11.02%				11/2028	20,769	20,592	0.8	20,131
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(m)	11.02%				11/2028	9,850	9,736	0.4	9,548
PT Intermediate Holdings III, LLC+	One stop	SF +	6.50%	(m)	11.39%				11/2028	2,164	2,132	0.1	2,132
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(9)	—	(8)
Radwell Parent, LLC+	One stop	SF +	6.53%	(m)	11.53%				03/2029	18,981	18,717	0.7	18,686
Radwell Parent, LLC+	One stop	SF +	6.75%	(l)	11.56%				03/2028	46	41	—	42
Radwell Parent, LLC+(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(7)	—	(8)
Radwell Parent, LLC#+	One stop	SF +	6.75%	(m)	11.65%				03/2029	24,888	24,180	1.0	24,639
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	10.18%				06/2027	2,458	2,423	0.1	2,433
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	10.34%				06/2027	33	32	—	32
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
WRE Holding Corp.*#	Senior secured	SF +	5.00%	(m)	9.60%				01/2025	2,217	2,211	0.1	2,217
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	9.60%				01/2025	916	913	—	916
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	9.60%				01/2025	672	670	—	672
WRE Holding Corp.+	Senior secured	SF +	5.00%	(n)	9.60%				01/2025	397	396	—	397
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	9.60%				01/2025	128	128	—	128
WRE Holding Corp.+	Senior secured	SF +	5.00%	(n)	9.60%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.00%	(l)	9.86%				01/2025	6	6	—	6
WRE Holding Corp.+	Senior secured	SF +	5.00%	(l)(m)(n)	9.83%				01/2025	88	87	—	88
										165,245	163,205	6.5	162,130
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L +	5.50%	(b)	10.45%				09/2028	10,349	10,189	0.4	10,246
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	8.19%				09/2028	1,152	1,242	0.1	1,140
										11,501	11,431	0.5	11,386
Containers and Packaging
AmerCareRoyal LLC+(22)	Senior secured	SF +	7.25%	(l)	11.41%	cash/	0.75%	PIK	11/2025	744	737	—	737
AmerCareRoyal LLC+(22)	Senior secured	SF +	7.25%	(l)	11.32%	cash/	0.75%	PIK	11/2025	160	159	—	159
AmerCareRoyal LLC+(22)	Senior secured	SF +	7.25%	(l)	11.42%	cash/	0.75%	PIK	11/2025	155	153	—	153
AmerCareRoyal LLC+(8)(22)	Senior secured	SF +	7.25%	(l)	11.41%	cash/	0.75%	PIK	11/2025	135	133	—	133
Chase Intermediate#+	One stop	L +	5.25%	(c)(m)(n)	10.22%				10/2028	10,346	10,268	0.4	10,243
Chase Intermediate+(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(3)	—	(4)
Chase Intermediate+(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(6)	—	(7)
Fortis Solutions Group, LLC*#+	One stop	L +	5.50%	(a)	10.34%				10/2028	34,578	34,106	1.4	33,886
Fortis Solutions Group, LLC+	One stop	L +	5.50%	(a)	10.34%				10/2027	40	36	—	36
Fortis Solutions Group, LLC+	One stop	L +	5.50%	(a)	10.34%				10/2028	99	10	—	97
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%	(a)	10.34%				10/2028	34	(3)	—	(78)
										46,291	45,590	1.8	45,355

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	7.50%	(m)	12.55%	02/2026	$1,581	$1,549	0.1%	$1,565
Certus Pest, Inc.#	One stop	SF +	7.50%	(m)	12.55%	02/2026	1,516	1,471	0.1	1,501
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	1,094	1,089	0.1	1,083
Certus Pest, Inc.#	One stop	SF +	7.50%	(m)	12.55%	02/2026	1,080	1,067	0.1	1,069
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	749	734	—	741
Certus Pest, Inc.#	One stop	SF +	7.50%	(m)	12.55%	02/2026	660	630	—	654
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	644	637	—	637
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	380	371	—	376
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	238	225	—	236
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	129	107	—	129
Certus Pest, Inc.+	One stop	SF +	7.50%	(m)	12.55%	02/2026	54	50	—	54
Certus Pest, Inc.+(5)	One stop	SF +	7.50%		N/A(6)	02/2026	—	(1)	—	(1)
CHHJ Midco, LLC#	Senior secured	L +	5.00%	(a)	9.84%	01/2026	2,709	2,694	0.1	2,709
CHHJ Midco, LLC+	Senior secured	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.25%	07/2027	1,704	1,692	0.1	1,687
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.25%	07/2027	1,660	1,642	0.1	1,644
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.27%	07/2027	1,088	1,078	0.1	1,077
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.29%	07/2027	769	761	—	761
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.25%	07/2027	198	196	—	196
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.75%	(b)	9.66%	07/2027	119	117	—	119
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(n)	10.98%	09/2028	2,587	2,545	0.1	2,587
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(2)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(14)	—	—
EMS LINQ, LLC+	One stop	L +	6.25%	(a)	11.09%	12/2027	9,591	9,516	0.4	9,400
EMS LINQ, LLC+	One stop	L +	6.25%	(a)	11.09%	12/2027	38	37	—	35
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	11.16%	03/2026	925	917	0.1	916
EWC Growth Partners LLC+	One stop	L +	6.00%		N/A(6)	03/2026	—	—	—	—
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	11.16%	03/2026	13	13	—	13
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	11.16%	03/2026	73	73	—	73
Excelligence Learning Corporation#+	One stop	SF +	6.00%	(m)	11.09%	01/2024	10,240	10,219	0.4	10,240
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(l)	10.91%	03/2027	9,052	8,933	0.3	8,690
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(l)	10.91%	03/2027	571	561	—	548
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(d)(l)	11.38%	03/2027	62	61	—	59
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(12)	—	—
FSS Buyer LLC+	One stop	L +	5.75%	(b)	10.91%	08/2028	5,464	5,379	0.2	5,464
FSS Buyer LLC+(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(n)	10.45%	06/2029	7,743	7,607	0.3	7,588
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(c)	9.96%	03/2025	2,490	2,509	0.1	2,253
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	9.91%	03/2025	1,340	1,338	—	1,212
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	9.91%	03/2025	604	597	—	546
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	9.91%	03/2025	33	32	—	28
Liminex, Inc.+	One stop	SF +	7.25%	(m)	12.30%	11/2026	25,462	25,169	1.0	25,716
Liminex, Inc.+	One stop	SF +	6.25%	(m)	11.30%	11/2026	20,000	19,838	0.8	19,800
Liminex, Inc.+	One stop	SF +	7.25%	(m)	12.30%	11/2026	800	795	—	808
Liminex, Inc.+	One stop	SF +	7.25%	(m)	11.98%	11/2026	125	124	—	125
Litera Bidco LLC+	One stop	SF +	6.00%	(l)	10.91%	05/2026	5,690	5,644	0.2	5,690

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco LLC+	One stop	SF +	5.50%	(l)	10.41%				05/2026	$3,655	$3,667	0.1%	$3,606
Litera Bidco LLC+	One stop	SF +	5.50%	(l)	10.41%				05/2026	685	699	—	676
Litera Bidco LLC+	One stop	SF +	5.50%	(l)	10.41%				05/2026	685	699	—	676
Litera Bidco LLC+	One stop	SF +	6.00%	(l)	10.91%				05/2026	515	511	—	515
Litera Bidco LLC+	One stop	SF +	5.50%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(l)	10.66%				04/2029	7,615	7,483	0.3	7,463
Mario Purchaser, LLC+(22)	One stop	SF +	10.75%	(l)	15.66%	PIK			04/2032	1,646	1,608	0.1	1,646
Mario Purchaser, LLC+(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(1)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(l)	10.66%				04/2029	108	104	—	101
Mathnasium, LLC#	One stop	L +	5.00%	(c)	10.13%				11/2027	9,214	9,143	0.4	9,122
Mathnasium, LLC+	One stop	L +	5.00%	(c)	10.13%				11/2027	13	12	—	12
NSG Buyer, Inc. *#	One stop	SF +	6.50%	(l)	11.41%				11/2029	20,101	19,677	0.8	19,900
NSG Buyer, Inc. +	One stop	SF +	6.50%	(l)	11.41%				11/2029	651	606	—	603
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	—	—	(1)
PADI Holdco, Inc.*#(22)	One stop	L +	7.25%	(b)	10.71%	cash/	1.50%	PIK	04/2024	21,622	21,574	0.9	21,406
PADI Holdco, Inc.+(8)(9)(22)	One stop	E +	7.25%	(e)	8.45%	cash/	1.50%	PIK	04/2024	19,817	20,930	0.8	19,619
PADI Holdco, Inc.+(22)	One stop	L +	7.25%	(b)	10.89%	cash/	1.50%	PIK	04/2024	831	827	—	822
PADI Holdco, Inc.+(22)	One stop	L +	7.25%	(b)	10.73%	cash/	1.50%	PIK	04/2024	171	171	—	170
PADI Holdco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2023	—	—	—	(2)
Provenance Buyer LLC*#+	One stop	L +	5.00%	(a)	9.84%				06/2027	18,186	17,926	0.7	18,186
Provenance Buyer LLC#	One stop	L +	5.00%	(a)	9.84%				06/2027	9,925	9,841	0.4	9,925
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(n)	10.21%				04/2028	17,640	17,491	0.7	16,758
RW AM Holdco LLC+(5)	One stop	P +	4.25%		N/A(6)				04/2028	—	(1)	—	(8)
										252,355	250,948	9.9	249,220
Diversified Financial Services
Adenza Group, Inc. +	One stop	L +	5.75%	(a)	10.59%				12/2027	3,995	3,937	0.1	3,876
Adenza Group, Inc. +(5)	One stop	L +	5.75%		N/A(6)				12/2027	—	—	—	(1)
Adenza Group, Inc. +	One stop	L +	5.75%		N/A(6)				12/2025	—	—	—	—
Avalara, Inc.+	One stop	SF +	7.25%	(m)	12.15%				10/2028	11,941	11,665	0.5	11,702
Avalara, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				10/2028	—	(3)	—	(3)
Banker's Toolbox, Inc.+	One stop	SF +	5.50%	(l)	10.41%				07/2027	7,977	7,905	0.3	7,817
Banker's Toolbox, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				07/2027	—	—	—	(2)
Banker's Toolbox, Inc.+	One stop	SF +	5.50%	(l)	10.41%				07/2027	1,485	1,481	—	1,417
Flash Topco, Inc.*	One stop	L +	5.75%	(b)	10.58%				10/2028	9,770	9,692	0.4	9,282
Flash Topco, Inc.+	One stop	L +	5.75%	(b)	10.57%				10/2028	53	52	—	48
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	10.09%				11/2026	4,554	4,511	0.2	4,462
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	10.09%				11/2026	118	118	—	115
										39,893	39,358	1.5	38,713
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	SF +	4.75%	(m)	9.80%	12/2024	$1,620	$1,605	0.1%	$1,620

Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	6.75%	(l)	11.66%	11/2028	24,657	23,968	1.0	24,164
CST Holding Company+	One stop	SF +	6.75%	(l)	11.66%	11/2028	5	4	—	4
							24,662	23,972	1.0	24,168

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(m)	10.55%	09/2028	$18,131	$18,069	0.7%	$18,131
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(m)	10.55%	09/2028	3,260	3,237	0.1	3,260
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(m)	10.55%	09/2028	2,191	2,190	0.1	2,191
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(m)	10.55%	09/2028	1,390	1,391	0.1	1,390
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(m)	10.55%	09/2028	1,228	1,228	0.1	1,228
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(m)	10.55%	09/2028	128	127	—	128
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(m)	10.55%	09/2028	177	176	—	177
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%		N/A(6)	09/2028	—	—	—	—
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(m)	10.55%	09/2028	80	79	—	80
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(m)	10.55%	09/2028	100	100	—	100
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	928	922	0.1	928
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	729	725	—	729
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	715	709	—	715
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	352	349	—	352
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	351	349	—	351
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	173	172	—	173
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	105	104	—	105
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	413	403	—	413
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	309	307	—	309
Mendocino Farms, LLC+	One stop	SF +	6.25%	(l)	11.16%	06/2025	516	512	—	516
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(m)	12.55%	06/2024	2,014	2,014	0.1	2,014
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(m)	12.55%	06/2024	408	408	—	408
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(m)	12.55%	06/2024	290	288	—	290
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(m)	12.55%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(m)	12.55%	06/2024	21	21	—	21
Wineshipping.com LLC+	One stop	SF +	5.75%	(m)	10.79%	10/2027	6,759	6,708	0.3	6,624
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	10.56%	10/2027	185	177	—	165
Wineshipping.com LLC+	One stop	SF +	5.75%	(b)(d)(l)(m)	10.96%	10/2027	40	39	—	38
							40,993	40,804	1.6	40,836

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+(22)	One stop	L +	6.50%	(b)	8.66%	cash/	3.00%	PIK	06/2027	$13,631	$13,450	0.5%	$13,494
Borrower R365 Holdings, LLC+(22)	One stop	L +	6.50%	(b)	8.66%	cash/	3.00%	PIK	06/2027	1,124	1,107	—	1,113
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	(1)
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	(1)
Borrower R365 Holdings, LLC+(22)	One stop	L +	6.50%	(b)	8.66%	cash/	3.00%	PIK	06/2027	43	42	—	42
Flavor Producers, LLC#+(22)	Senior secured	SF +	6.50%	(d)(m)	9.75%	cash/	1.75%	PIK	12/2024	5,015	4,993	0.2	4,815
Flavor Producers, LLC+(5)(22)	Senior secured	SF +	6.50%	(m)	11.50%				09/2024	—	—	—	(2)
Kodiak Cakes, LLC*#+	Senior secured	SF +	8.75%	(m)	13.65%				06/2027	12,369	12,040	0.5	11,347
Kodiak Cakes, LLC+	Senior secured	SF +	8.75%	(m)	13.65%				06/2026	150	146	—	132
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(n)	11.36%				07/2027	9,727	9,656	0.4	8,998
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(l)(n)	11.34%				07/2027	73	71	—	65
MAPF Holdings, Inc.*#+	One stop	SF +	5.00%	(m)	10.05%				12/2026	37,788	37,548	1.5	37,408
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(m)	10.05%				12/2026	120	118	—	117
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(m)	11.05%				12/2026	17,633	17,483	0.7	16,928
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(4)
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(4)	—	—
Purfoods, LLC+(22)	One stop	N/A			7.00%	PIK			05/2026	66	68	—	66
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.50%	(l)	11.41%				08/2027	6,638	6,578	0.3	6,505
Ultimate Baked Goods Midco LLC+(5)	One stop	SF +	6.50%	(m)	11.29%				08/2027	8	(17)	—	7
Whitebridge Pet Brands, LLC*#+	One stop	L +	5.00%	(a)	9.84%				07/2027	22,887	22,603	0.9	22,430
Whitebridge Pet Brands, LLC+(5)	One stop	L +	5.00%		N/A(6)				07/2027	—	(2)	—	(5)
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.50%	(j)	8.68%				03/2029	6,700	7,070	0.2	6,215
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.50%	(j)	8.68%				09/2028	37	36	—	30
Wizard Bidco Limited+(8)(10)	One stop	SF +	7.00%	(m)	11.88%				03/2029	16,243	15,928	0.6	15,999
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	7.00%	(j)	11.18%				03/2029	5,480	5,380	0.2	5,398
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2029	—	(57)	—	—
										155,732	154,234	6.0	151,096

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	L +	5.00%	(a)	9.81%				06/2025	$4,115	$4,148	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	L +	5.00%	(a)	9.81%				06/2025	263	262	—	263
Aspen Medical Products, LLC+	One stop	L +	5.25%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(k)	11.01%				08/2028	5,415	5,358	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(e)	8.49%				08/2028	3,140	3,392	0.1	3,140
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(j)	10.25%				08/2028	872	944	—	872
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(e)	8.97%				08/2028	749	758	—	749
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)				08/2028	—	(15)	—	—
Belmont Instrument, LLC*#	One stop	SF +	6.25%	(m)	10.98%				08/2028	9,850	9,761	0.4	9,850
Belmont Instrument, LLC+	One stop	P +	5.25%	(d)	13.25%				08/2028	33	32	—	33
Blades Buyer, Inc.#+	Senior secured	SF +	5.00%	(n)	9.89%				03/2028	10,008	9,917	0.4	9,808
Blades Buyer, Inc.+(5)	Senior secured	SF +	5.00%		N/A(6)				03/2028	—	(1)	—	(4)
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(n)	9.91%				03/2028	318	317	—	312
Blades Buyer, Inc.+	Senior secured	SF +	5.25%	(l)	9.89%				03/2028	1,307	1,288	0.1	1,294
Blue River Pet Care, LLC*#+	One stop	L +	5.75%	(a)	10.59%				07/2026	50,936	50,669	2.0	49,918
Blue River Pet Care, LLC+	One stop	L +	5.75%	(a)	10.59%				08/2025	130	128	—	126
Blue River Pet Care, LLC+(5)	One stop	L +	5.75%		N/A(6)				07/2026	—	(3)	—	(8)
Blue River Pet Care, LLC+	One stop	L +	5.75%	(a)	10.59%				07/2026	179	178	—	176
Blue River Pet Care, LLC+	One stop	L +	5.75%	(a)	10.59%				07/2026	172	171	—	169
Blue River Pet Care, LLC+	One stop	L +	5.75%	(a)	10.60%				07/2026	768	762	—	753
CCSL Holdings, LLC*#	One stop	SF +	6.50%	(l)	11.41%				12/2026	15,320	15,200	0.6	15,167
CCSL Holdings, LLC+	One stop	SF +	6.50%	(l)	11.41%				12/2026	4,135	4,106	0.2	4,094
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.50%	(j)	10.78%				12/2026	2,390	2,418	0.1	2,366
CCSL Holdings, LLC+	One stop	SF +	6.50%	(l)	11.41%				12/2026	130	128	—	128
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(21)	—	—
CMI Parent Inc.*#	Senior secured	SF +	4.75%	(l)	9.66%				08/2025	6,465	6,518	0.3	6,401
CMI Parent Inc.*	Senior secured	SF +	4.75%	(l)	9.66%				08/2025	3,204	3,184	0.2	3,172
CMI Parent Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				08/2025	—	(2)	—	(4)
CMI Parent Inc.*	Senior secured	SF +	4.75%	(l)	9.66%				08/2025	2,917	2,893	0.1	2,888
G & H Wire Company, Inc.+(22)	One stop	L +	9.00%	(a)	7.34%	cash/	6.50%	PIK	09/2023	11,501	11,377	0.4	10,696
G & H Wire Company, Inc.+(22)	One stop	L +	9.00%	(a)	7.34%	cash/	6.50%	PIK	06/2023	96	96	—	86
Joerns Healthcare, LLC+(22)	One stop	SF +	18.00%	(m)	23.03%				01/2024	1,391	1,391	—	556
Joerns Healthcare, LLC+(22)	One stop	SF +	18.00%	(m)	23.03%				01/2024	277	277	—	277
										136,081	135,631	5.3	132,808

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	10.34%				12/2027	$8,286	$8,222	0.3%	$8,038
AAH TOPCO, LLC +(22)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,144	1,126	—	1,029
AAH TOPCO, LLC +(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	10.25%				12/2027	386	382	—	370
Active Day, Inc.#+	One stop	SF +	5.75%	(m)	10.80%				02/2025	17,657	17,514	0.7	17,303
Active Day, Inc.#+	One stop	SF +	5.75%	(m)	10.80%				02/2025	1,363	1,352	0.1	1,336
Active Day, Inc.*#	One stop	SF +	5.75%	(m)	10.80%				02/2025	878	871	—	861
Active Day, Inc.+	One stop	SF +	5.75%	(m)	10.80%				02/2025	700	694	—	686
Active Day, Inc.+	One stop	SF +	5.75%	(m)	10.80%				02/2025	617	612	—	605
Active Day, Inc.*#	One stop	SF +	5.75%	(m)	10.80%				02/2025	606	602	—	595
Active Day, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.75%	(m)	10.80%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(m)	11.03%				03/2025	16,426	16,326	0.7	16,189
Acuity Eyecare Holdings, LLC+(22)	One stop	N/A			15.00%				06/2027	11,238	11,058	0.4	11,238
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	4,057	4,046	0.2	4,016
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	3,614	3,596	0.2	3,578
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(m)	11.30%				03/2025	3,504	3,496	0.2	3,469
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	3,187	3,223	0.1	3,156
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(m)	10.91%				03/2025	2,037	2,012	0.1	2,008
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	1,858	1,891	0.1	1,839
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	449	448	—	445
Acuity Eyecare Holdings, LLC+(22)	One stop	SF +	13.00%	(m)	11.30%	cash/	6.75%	PIK	03/2025	257	256	—	269
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	166	165	—	164
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(m)	11.01%				03/2025	64	61	—	60
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(m)	11.15%				03/2025	109	109	—	108
Acuity Eyecare Holdings, LLC+(22)	One stop	SF +	13.00%	(m)	11.26%	cash/	6.75%	PIK	03/2025	99	99	—	104
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(m)	11.30%				03/2025	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2025	—	—	—	(3)
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(m)	11.04%				03/2025	975	969	0.1	961
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior secured	P +	3.75%	(d)	11.75%				07/2021	16,428	4,922	—	253
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior secured	L +	8.50%	(a)	13.34%				07/2021	7,357	6	—	—
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior secured	P +	3.75%	(d)	11.75%				07/2021	1,121	337	—	17
Advanced Pain Management Holdings, Inc.+(7)(22)	Senior secured	P +	3.75%	(d)	11.75%				07/2021	836	446	—	13
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	11.29%				03/2027	4,684	4,643	0.2	4,628
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	11.29%				03/2027	3,916	3,868	0.2	3,869
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(22)	Subordinated debt	L +	10.50%	(a)	15.34%				03/2028	2,045	2,022	0.1	2,045
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(22)	Subordinated debt	L +	10.50%	(a)	15.34%				03/2028	782	775	0.1	782
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(22)	Subordinated debt	L +	10.50%	(a)	15.34%				03/2028	244	241	—	244
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(a)(b)	11.19%				03/2027	154	152	—	152
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(1)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(a)(b)	11.15%				03/2027	32	32	—	31
Community Care Partners, LLC+	One stop	SF +	6.00%	(l)	10.92%				06/2026	2,337	2,321	0.1	2,267
Community Care Partners, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(2)	—	—
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	9.66%				12/2024	19,501	19,500	0.8	19,209
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	9.66%				12/2024	$5,171	$5,144	0.2%	$5,094
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	9.66%				12/2024	4,090	4,080	0.2	4,029
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	9.66%				12/2024	3,503	3,483	0.2	3,450
CRH Healthcare Purchaser, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)				12/2024	—	(1)	—	(4)
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(j)	8.68%				04/2025	54,862	60,064	2.1	53,216
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(j)	11.93%				04/2026	19,467	21,273	0.7	18,688
Emerge Intermediate, Inc.*#(22)	One stop	SF +	6.50%	(m)	11.05%	cash/	0.50%	PIK	05/2024	19,230	19,150	0.8	19,230
Emerge Intermediate, Inc.+(22)	One stop	SF +	6.50%	(m)	11.05%	cash/	0.50%	PIK	05/2024	1,741	1,733	0.1	1,741
Emerge Intermediate, Inc.+(22)	One stop	SF +	6.50%	(l)(m)	10.89%	cash/	0.50%	PIK	05/2024	222	221	—	222
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	980	976	—	960
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	616	613	—	604
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	305	304	—	299
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	292	291	—	287
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	265	263	—	259
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	11.70%				11/2024	243	242	—	238
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	162	161	—	159
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	114	113	—	111
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	11.70%				11/2024	109	109	—	107
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	11.70%				11/2024	68	68	—	67
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	11.70%				11/2024	56	56	—	55
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	55	55	—	54
Encorevet Group LLC+	One stop	L +	6.75%	(b)	11.70%				11/2024	32	32	—	31
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	11.70%				11/2024	10	10	—	10
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	11.72%				11/2024	47	46	—	46
Encorevet Group LLC+(5)	One stop	L +	6.75%		N/A(6)				11/2024	—	(1)	—	—
ERC Topco Holdings, LLC+	One stop	L +	5.50%	(b)(d)	10.66%				11/2028	9,164	9,100	0.3	8,065
ERC Topco Holdings, LLC+	One stop	L +	5.50%	(b)(d)	10.98%				11/2027	60	59	—	45
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(3)	—	(9)
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	20,397	19,687	0.3	7,853
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	8,947	8,638	0.1	3,445
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	7,836	7,565	0.1	3,017
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	5,767	5,568	0.1	2,220
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	14.08%	PIK			05/2023	2,676	2,584	0.1	1,030
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	1,717	1,658	—	661
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	1,269	1,226	—	489
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	1,118	1,080	—	431
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	1,413	1,358	—	544
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	722	697	—	278
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	10.25%	(b)	5.83%	cash/	9.25%	PIK	05/2023	446	432	—	172
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	873	872	—	336
Eyecare Services Partners Holdings LLC+(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	873	840	—	336
Eyecare Services Partners Holdings LLC+(22)	One stop	L +	9.25%	(a)(b)	9.25%	PIK			05/2023	1,272	1,272	0.1	1,272
Eyecare Services Partners Holdings LLC+(22)	One stop	L +	9.25%	(b)	9.25%	PIK			05/2023	2,038	2,038	0.1	2,038

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	10.73%				03/2027	$10,567	$10,581	0.4%	$10,567
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%				03/2027	81	79	—	81
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%				03/2027	473	498	—	473
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%				03/2027	167	169	—	167
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(m)	10.80%				03/2027	70	69	—	70
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(m)	10.80%				03/2027	94	93	—	94
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%				03/2027	693	714	—	693
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(n)	9.56%				12/2026	840	834	—	823
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(l)(n)	9.76%				12/2026	156	155	—	153
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(m)	9.50%				03/2028	9,947	9,876	0.4	9,847
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	10.41%				05/2025	2,299	2,294	0.1	2,254
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	10.41%				05/2025	1,849	1,838	0.1	1,811
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	10.41%				05/2025	1,085	1,103	0.1	1,064
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	10.41%				05/2025	60	60	—	58
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	10.41%				05/2025	762	750	—	747
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%				05/2028	18,054	19,905	0.7	17,151
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L +	5.50%	(b)	10.66%				05/2028	4,304	4,259	0.2	4,089
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L +	5.50%	(b)	10.66%				05/2028	2,801	2,779	0.1	2,661
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%				05/2028	1,101	1,183	0.1	1,046
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%				05/2028	573	584	—	545
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%				05/2026	132	132	—	127
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	10.66%				05/2026	60	60	—	58
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	10.66%				05/2028	18	18	—	17
Oliver Street Dermatology Holdings, LLC+(7)(22)	One stop	SF +	11.38%	(m)	16.43%				06/2023	24,623	16,786	0.8	19,699
Oliver Street Dermatology Holdings, LLC+(22)	One stop	SF +	6.25%	(m)	11.30%				06/2023	14,246	14,246	0.5	12,678
Oliver Street Dermatology Holdings, LLC+(22)	One stop	SF +	6.25%	(m)	11.30%				06/2023	367	367	—	327
Pinnacle Treatment Centers, Inc.*#	One stop	SF +	6.75%	(m)	11.79%				01/2026	18,632	18,243	0.7	18,632
Pinnacle Treatment Centers, Inc.*	One stop	SF +	6.75%	(m)	11.79%				01/2026	7,515	7,360	0.3	7,515
Pinnacle Treatment Centers, Inc.#+	One stop	SF +	6.75%	(m)	11.79%				01/2026	1,531	1,499	0.1	1,531
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(m)	11.79%				01/2026	691	677	—	691
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(m)	11.79%				01/2026	182	178	—	182
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(l)	11.56%				01/2026	104	99	—	104
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(m)	11.79%				01/2026	105	102	—	105
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(m)	11.79%				01/2026	37	36	—	37
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.75%	(m)	11.79%				01/2026	2,192	2,147	0.1	2,192
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.75%	(m)	11.79%				01/2026	1,152	1,129	—	1,152
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.84%	cash/	2.50%	PIK	05/2023	28,119	25,482	0.8	21,089
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.84%	cash/	2.50%	PIK	05/2023	342	310	—	256

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPT Management Holdings, LLC+(7)(22)	One stop	L +	10.50%	(a)	10.84%	cash/	4.50%	PIK	05/2023	$316	$282	—%	$236
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.84%	cash/	2.50%	PIK	05/2023	202	183	—	152
PPT Management Holdings, LLC+(7)(22)	One stop	L +	8.50%	(a)	10.84%	cash/	2.50%	PIK	05/2023	100	88	—	74
PPT Management Holdings, LLC+(22)	One stop	L +	10.50%	(a)	10.84%	cash/	4.50%	PIK	05/2023	25	25	—	25
Suveto Buyer, LLC+	One stop	L +	5.00%	(a)	9.84%				09/2027	18,790	18,593	0.7	17,725
Suveto Buyer, LLC+	One stop	L +	5.00%	(a)	9.84%				09/2027	79	78	—	72
										492,879	467,489	16.4	412,174

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior secured	L +	8.25%	(b)	10.95%				09/2024	$374	$373	—%	$374
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(l)	10.31%				05/2028	5,222	5,177	0.2	5,222
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(l)	10.29%				05/2028	21	21	—	21
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(7)	—	—
Color Intermediate, LLC+	One stop	SF +	5.50%	(m)	10.50%				10/2029	11,724	11,506	0.4	11,255
Connexin Software, Inc.+	One stop	L +	8.50%	(b)	13.68%				02/2024	9,465	9,477	0.4	9,465
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				02/2024	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(m)	12.43%				01/2029	4,631	4,540	0.2	4,561
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(1)
ESO Solution, Inc.+	One stop	SF +	7.00%	(m)	11.90%				05/2027	7,549	7,498	0.3	7,549
ESO Solution, Inc.+	One stop	SF +	7.00%		N/A(6)				03/2027	—	—	—	—
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)	10.66%				08/2026	6,154	6,132	0.2	6,031
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)	10.66%				08/2026	2,934	2,908	0.1	2,875
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)	10.66%				08/2026	1,933	1,921	0.1	1,894
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)	10.65%				08/2026	1,348	1,331	0.1	1,321
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)	10.66%				08/2026	632	628	—	619
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)(m)	10.62%				09/2025	64	63	—	63
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(l)	10.64%				08/2026	131	130	—	129
HSI Halo Acquisition, Inc.+(22)	One stop	N/A			10.00%				08/2026	18	18	—	25
Nextech Holdings, LLC+	One stop	L +	5.00%	(b)	10.16%				06/2025	3,910	3,943	0.2	3,871
Nextech Holdings, LLC+	One stop	L +	5.00%	(b)	10.16%				06/2025	1,908	1,901	0.1	1,888
Nextech Holdings, LLC+	One stop	L +	5.00%	(b)	10.16%				06/2025	200	199	—	194
Plasma Buyer LLC+	One stop	SF +	5.75%	(m)	10.65%				05/2029	5,376	5,282	0.2	5,215
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(12)	—	(42)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(a)	9.84%				06/2025	14,890	14,890	0.6	14,592
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(a)	9.84%				06/2025	12,132	12,072	0.5	11,890
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(a)	9.84%				06/2025	1,447	1,443	0.1	1,418
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(a)	9.84%				06/2025	968	968	—	948
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(a)	9.84%				06/2025	200	200	—	196
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	10,572	10,459	0.4	10,587
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	10,291	9,885	0.4	10,305
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	6,780	6,660	0.3	6,790
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	1,743	1,725	0.1	1,746
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	1,550	1,528	0.1	1,552
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	1,162	1,150	—	1,164
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	968	959	—	970
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	775	767	—	776
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	154	153	—	155
Tebra Technologies, Inc.+(22)	One stop	SF +	8.00%	(l)	9.41%	cash/	3.50%	PIK	06/2025	82	82	—	82
Transaction Data Systems, Inc.*#+	One stop	L +	4.50%	(b)	9.66%				02/2026	65,853	65,191	2.6	65,196
Transaction Data Systems, Inc.+(5)	One stop	L +	4.50%		N/A(6)				02/2026	—	(4)	—	(2)
Veranex, Inc.+	Senior secured	SF +	4.75%	(n)	9.57%				04/2028	3,162	3,135	0.1	2,909
Veranex, Inc.+	Senior secured	SF +	4.75%	(n)	9.61%				04/2028	18	18	—	14
Veranex, Inc.+	Senior secured	SF +	4.75%	(m)(n)	9.72%				04/2028	25	24	—	23
										196,366	194,332	7.7	193,839
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	5.50%	(m)	10.33%				08/2028	$7,640	$7,572	0.3%	$7,640
Barteca Restaurants, LLC+(5)	One stop	SF +	5.50%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC+	One stop	SF +	5.50%	(m)	10.46%				08/2028	307	289	—	307
BJH Holdings III Corp.*#+	One stop	L +	4.50%	(b)	9.25%				08/2025	50,445	51,062	2.0	48,932
BJH Holdings III Corp.+	One stop	L +	4.50%	(a)(b)	9.18%				08/2025	430	427	—	406
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	10.09%				07/2024	7,053	7,047	0.3	7,053
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	10.09%				07/2024	1,087	1,086	—	1,087
Davidson Hotel Company, LLC+	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(n)	9.79%				01/2026	9,345	9,350	0.4	9,345
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(n)	9.79%				01/2026	892	892	—	892
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(n)	9.73%				01/2026	32	32	—	32
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(n)	9.86%				01/2026	798	788	—	798
ESN Venture Holdings, LLC*	One stop	SF +	6.50%	(n)	11.36%				10/2028	3,643	3,596	0.2	3,643
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(n)	11.28%				10/2028	28	26	—	28
ESN Venture Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(29)	—	—
Freddy's Frozen Custard LLC#	One stop	L +	5.00%	(a)	9.75%				03/2027	9,112	9,052	0.4	9,112
Freddy's Frozen Custard LLC+	One stop	L +	5.00%		N/A(6)				03/2027	—	—	—	—
Harri US LLC+(22)	One stop	SF +	10.50%	(n)	11.19%	cash/	4.50%	PIK	08/2026	820	746	—	823
Harri US LLC+	One stop	SF +	10.50%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(22)	One stop	SF +	6.00%	(n)	11.47%				08/2026	552	549	—	556
Harri US LLC+(22)	One stop	SF +	10.50%	(n)	11.38%	cash/	4.50%	PIK	08/2026	555	553	—	557
Health Buyer, LLC+	Senior secured	SF +	5.25%	(n)	10.29%				04/2029	2,591	2,557	0.1	2,487
Health Buyer, LLC+	Senior secured	SF +	5.25%	(l)	10.07%				04/2028	20	20	—	19
SSRG Holdings, LLC+	One stop	SF +	4.75%	(m)	9.80%				11/2025	995	987	0.1	985
SSRG Holdings, LLC+	One stop	SF +	4.75%	(m)	9.80%				11/2025	10	10	—	9
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.00%	(m)	9.83%				09/2026	19,850	19,691	0.8	19,850
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.00%	(l)(m)	10.01%				09/2026	12,423	12,299	0.5	12,423
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.00%	(m)	9.83%				09/2026	5,429	5,382	0.2	5,429
Tropical Smoothie Cafe Holdings, LLC+	One stop	L +	5.00%	(a)	9.85%				09/2026	10	9	—	10
										134,067	133,992	5.3	132,423
Household Durables
Groundworks LLC+	One stop	SF +	6.50%	(l)	11.36%				03/2030	6,559	6,364	0.3	6,362
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(18)	—	(18)
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	(1)
										6,559	6,345	0.3	6,343
Household Products
WU Holdco, Inc.#+	One stop	SF +	5.50%	(m)	10.55%				03/2026	3,723	3,764	0.1	3,573
WU Holdco, Inc.+	One stop	SF +	5.50%	(m)	10.55%				03/2026	1,312	1,312	0.1	1,259
WU Holdco, Inc.+	One stop	SF +	5.50%	(m)	10.55%				03/2026	341	338	—	327
WU Holdco, Inc.+	One stop	SF +	5.50%	(m)	10.54%				03/2025	26	25	—	24
										5,402	5,439	0.2	5,183

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	L +	4.75%	(b)	9.58%	04/2026	$2,343	$2,382	0.1%	$2,319
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	9.91%	04/2026	134	134	—	133
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	9.79%	04/2026	122	121	—	120
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	0.097	04/2025	12	12	—	12
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)	11.16%	07/2027	3,902	3,836	0.1	3,902
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)(d)	11.70%	07/2027	10	9	—	10
Dwyer Instruments, Inc.+(5)	One stop	L +	6.00%		N/A(6)	07/2027	—	(8)	—	—
Essential Services Holdings Corporation+	One stop	L +	5.75%	(a)(b)	10.50%	11/2026	1,492	1,482	0.1	1,462
Essential Services Holdings Corporation+	One stop	L +	5.75%	(a)	0.1059	11/2025	10	9	—	9
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(m)	10.61%	08/2029	7,613	7,477	0.3	7,536
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(e)	8.36%	08/2029	1,278	1,195	0.1	1,265
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(m)	10.61%	08/2028	87	85	—	85
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(13)	—	(9)
Madison Safety & Flow LLC+	Senior secured	SF +	4.10%	(l)	8.86%	03/2025	434	434	—	434
Madison Safety & Flow LLC+	Senior secured	SF +	4.10%		N/A(6)	03/2025	—	—	—	—
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	5.50%	(k)	10.56%	11/2027	7,961	7,815	0.3	7,768
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	8.22%	11/2027	7,252	7,846	0.3	7,076
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	8.31%	11/2027	3,565	3,437	0.1	3,478
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	5.75%	(k)	10.55%	11/2027	2,510	2,460	0.1	2,472
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	11/2027	—	(42)	—	(44)
							38,725	38,671	1.5	38,028

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	SF +	6.00%	(l)	10.91%				10/2028	$25,242	$25,044	1.0%	$24,485
Alera Group, Inc.+	One stop	SF +	6.00%	(l)	10.91%				10/2028	7,173	7,088	0.3	6,958
Alera Group, Inc.+	One stop	SF +	6.00%	(l)	10.91%				10/2028	611	606	—	592
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)(n)	10.21%				07/2027	3,172	3,149	0.1	3,141
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)(n)	10.21%				07/2027	945	941	—	935
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)(n)	10.21%				07/2027	786	780	—	778
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	10.16%				07/2027	5	5	—	5
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC+(22)	One stop	SF +	5.75%	(l)	5.03%	cash/	5.53%	PIK	07/2029	9,895	9,721	0.4	9,697
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	(4)
Disco Parent, Inc.+	One stop	SF +	7.50%	(m)	12.39%				03/2029	4,069	3,968	0.2	3,968
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC+	Senior secured	L +	6.05%	(b)	11.00%				08/2025	3,031	2,999	0.1	2,979
Integrity Marketing Acquisition, LLC+	One stop	L +	5.80%	(b)	10.75%				08/2025	2,408	2,402	0.1	2,354
Integrity Marketing Acquisition, LLC+	Senior secured	L +	6.05%	(b)	11.00%				08/2025	1,509	1,493	0.1	1,483
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.80%	(b)(c)	10.29%				08/2025	770	765	—	752
Integrity Marketing Acquisition, LLC+	One stop	L +	5.80%	(b)(c)	10.81%				08/2025	466	462	—	455
Integrity Marketing Acquisition, LLC+	Senior secured	L +	6.05%	(b)	11.00%				08/2025	243	241	—	239
Integrity Marketing Acquisition, LLC+	Senior secured	L +	6.02%	(b)	10.97%				08/2025	183	182	—	180
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.50%		N/A(6)				08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(m)	10.92%				08/2025	1,751	1,716	0.1	1,708
J.S. Held Holdings, LLC#+	One stop	L +	5.50%	(b)	10.66%				07/2025	6,388	6,372	0.3	6,261
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)	10.66%				07/2025	1,470	1,454	0.1	1,441
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(m)	10.55%				07/2025	1,423	1,403	0.1	1,394
J.S. Held Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				07/2025	—	(3)	—	(8)
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)	10.72%				07/2025	364	361	—	356
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(m)	10.55%				07/2025	162	161	—	159
Keystone Agency Partners LLC+	Senior secured	SF +	5.75%	(m)	10.80%				05/2027	2,835	2,800	0.1	2,807
Keystone Agency Partners LLC+	Senior secured	SF +	5.75%	(m)	10.80%				05/2027	181	179	—	180
Keystone Agency Partners LLC+	Senior secured	SF +	5.75%	(l)	10.80%				05/2027	363	351	—	353
Long Term Care Group, Inc.+	One stop	SF +	6.00%	(m)	10.89%				09/2027	2,969	2,925	0.1	2,732
Majesco*#	One stop	L +	7.25%	(b)	12.41%				09/2027	18,656	18,451	0.7	18,656
Majesco+(5)	One stop	L +	7.25%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC+	Senior secured	SF +	7.50%	(l)	12.41%				09/2025	32,618	32,381	1.2	31,313
Norvax, LLC+	Senior secured	SF +	7.50%	(l)	12.41%				09/2025	9,875	9,743	0.4	9,480
Paisley Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(e)	9.11%				03/2028	1,439	1,391	0.1	1,418
Paisley Bidco Limited+(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(58)	—	(62)
Pareto Health Intermediate Holdings, Inc.+	One stop	L +	4.50%	(b)	9.66%				08/2025	7,189	7,146	0.3	7,189
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(b)	10.35%				10/2028	11,007	10,920	0.4	10,671
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(1)	—	(2)
Patriot Growth Insurance Services, LLC+	One stop	L +	5.75%	(b)	10.78%				10/2028	529	510	—	485
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(i)	11.24%				02/2028	13,743	14,481	0.5	13,743
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(i)	11.24%				02/2028	4,485	4,854	0.2	4,485
People Corporation+(8)(9)(12)	One stop	C +	5.50%	(h)(i)	10.49%				02/2028	4,340	4,447	0.2	4,010
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(i)	11.28%				02/2027	39	36	—	39
RSC Acquisition, Inc.*#+	One stop	SF +	5.50%	(m)	10.35%				10/2026	25,504	25,215	1.0	24,994
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(m)	10.40%				10/2026	6,527	6,293	0.3	6,397

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(m)	10.50%				10/2026	$1,511	$1,500	0.1%	$1,481
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(m)	10.68%				10/2026	49	48	—	47
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(m)	10.55%				10/2026	295	271	—	236
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(m)	10.58%				10/2026	2,654	2,633	0.1	2,601
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(m)	11.05%				10/2026	772	763	—	772
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(m)	11.05%				10/2026	918	912	—	918
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(m)	11.05%				10/2026	391	386	—	391
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%		N/A(6)				10/2026	—	—	—	—
										220,955	219,881	8.6	215,640
Internet & Catalog Retail
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	14,936	14,836	0.5	13,443
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	8,742	8,683	0.3	7,868
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	4,335	4,305	0.2	3,901
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	2,611	2,594	0.1	2,350
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	1,683	1,670	0.1	1,515
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	395	393	—	356
Revalize, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				04/2027	—	(1)	—	(23)
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	43	41	—	38
										32,745	32,521	1.2	29,448
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(b)	11.79%				10/2025	9,578	9,520	0.4	9,482
Acquia, Inc.+	One stop	L +	7.00%	(c)	12.16%				10/2025	56	55	—	55
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	6,239	6,180	0.2	6,114
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	3,685	3,654	0.1	3,611
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	2,924	2,897	0.1	2,866
CivicPlus, LLC+(22)	One stop	SF +	11.75%	(n)	16.58%				06/2034	216	211	—	214
CivicPlus, LLC+(5)	One stop	L +	6.75%		N/A(6)				08/2027	—	(1)	—	(2)
Critical Start, Inc.+(22)	One stop	SF +	6.75%	(m)	7.77%	cash/	3.63%	PIK	05/2028	3,286	3,258	0.1	3,237
Critical Start, Inc.+(22)	One stop	SF +	6.75%	(l)	7.89%	cash/	3.63%	PIK	05/2028	1,507	1,477	0.1	1,485
Critical Start, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L +	6.00%	(b)	11.16%				03/2028	16,496	16,322	0.6	15,836
Delinea Inc.#	One stop	L +	6.00%	(b)	11.16%				03/2028	9,537	9,433	0.4	9,156
Delinea Inc.+	One stop	L +	6.00%	(b)	11.16%				03/2027	118	116	—	111
Episerver, Inc.#+	One stop	L +	5.75%	(b)	10.91%				04/2026	21,386	21,187	0.8	20,530
Episerver, Inc.+(8)(9)	One stop	E +	6.00%	(e)	8.99%				04/2026	19,328	20,127	0.7	18,555
Episerver, Inc.*#	One stop	L +	5.75%	(b)	10.91%				04/2026	11,875	11,923	0.5	11,400
Episerver, Inc.*	One stop	L +	5.75%	(b)	10.91%				04/2026	6,568	6,499	0.3	6,305
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(2)	—	(22)
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(20)
Goldcup 31018 AB+(8)(9)(17)(22)	One stop	E +	9.57%	(f)	6.07%	cash/	6.32%	PIK	07/2029	8,646	7,910	0.4	8,559
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(15)	—	(14)
Infinisource, Inc.*#	One stop	SF +	5.00%	(m)	10.05%				10/2026	27,664	27,378	1.1	27,111
Infinisource, Inc.+	One stop	SF +	5.00%	(m)	10.05%				10/2026	8,361	8,300	0.3	8,193
Infinisource, Inc.+	One stop	SF +	5.00%	(m)	10.05%				10/2026	2,016	1,985	0.1	1,976
Infinisource, Inc.+	One stop	SF +	5.00%	(m)	10.05%				10/2026	302	300	—	296
Infinisource, Inc.+	One stop	SF +	5.00%	(m)	10.05%				10/2026	213	212	—	209
Infinisource, Inc.+	One stop	SF +	5.00%	(m)	10.05%				10/2026	105	104	—	103
Infinisource, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2026	—	(3)	—	(8)
Infinisource, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2026	—	(1)	—	(3)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Infinisource, Inc.+	One stop	SF +	5.00%	(m)	10.05%				10/2026	$86	$76	—%	$84
Infinisource, Inc.+	One stop	L +	5.00%	(c)	10.22%				10/2026	486	483	—	477
Infinisource, Inc.+	One stop	L +	5.00%	(c)(m)	10.07%				10/2026	287	278	—	281
Netwrix Corporation*+	One stop	SF +	5.00%	(m)(n)	10.12%				06/2029	4,163	4,132	0.2	4,122
Netwrix Corporation+	One stop	SF +	5.00%	(m)	9.90%				06/2029	44	42	—	42
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(7)	—	(13)
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(b)	10.08%				01/2026	14,129	14,061	0.6	14,129
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(b)	10.08%				01/2026	2,040	2,027	0.1	2,040
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(b)	10.41%				01/2026	45	45	—	45
Recordxtechnologies, LLC#(22)	One stop	SF +	8.00%	(m)	11.40%	cash/	1.50%	PIK	12/2025	729	724	0.1	707
Recordxtechnologies, LLC+(22)	One stop	SF +	8.00%	(m)	11.40%	cash/	1.50%	PIK	12/2025	114	113	—	110
Recordxtechnologies, LLC+(22)	One stop	SF +	8.00%	(m)	11.40%	cash/	1.50%	PIK	12/2025	56	56	—	54
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(j)	8.68%				11/2025	21,166	23,399	0.8	20,710
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(m)	9.50%				11/2025	5,514	5,483	0.2	5,395
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(m)	9.25%				11/2025	733	729	0.1	713
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(m)	9.25%				11/2025	130	130	—	127
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	SF +	4.50%		N/A(6)				11/2025	—	(1)	—	(2)
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(m)	9.25%				11/2025	13	13	—	10
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(m)	9.50%				11/2025	318	316	—	311
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(n)	15.57%				10/2026	1,098	1,080	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(m)(n)	15.70%				10/2026	128	128	—	128
ReliaQuest Holdings, LLC+(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(1)	—	—
Saturn Borrower Inc.+(22)	One stop	L +	7.25%	(b)	11.66%	cash/	0.75%	PIK	09/2026	19,943	19,591	0.7	18,747
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	11.66%				09/2026	103	101	—	95
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%	(l)	11.31%				07/2027	4,789	4,789	0.2	4,789
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										236,220	236,807	9.2	229,532

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	$8,649	$8,673	0.3%	$8,649
WBZ Investment LLC+(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	1,240	1,236	0.1	1,240
WBZ Investment LLC+(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	861	871	—	861
WBZ Investment LLC+(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	446	452	—	446
WBZ Investment LLC+	One stop	L +	6.50%		N/A(6)				09/2024	—	—	—	—
										11,196	11,232	0.4	11,196
Life Sciences Tools & Services
Celerion Buyer, Inc.*#	One stop	SF +	6.50%	(m)	11.18%				11/2029	21,488	20,984	0.9	21,488
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(80)	—	—
Covaris Intermediate 3, LLC+	One stop	L +	4.75%	(b)	9.91%				01/2028	5,879	5,832	0.2	5,762
Covaris Intermediate 3, LLC+	One stop	L +	4.75%	(b)	9.91%				01/2028	18	18	—	17
Covaris Intermediate 3, LLC+(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(2)	—	(6)
PAS Parent Inc.*#+	One stop	L +	5.50%	(a)	10.34%				12/2028	33,662	33,105	1.3	32,989
PAS Parent Inc.+	One stop	L +	5.50%	(a)	10.30%				12/2027	39	31	—	31
PAS Parent Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(4)	—	(3)
Reaction Biology Corporation#	One stop	SF +	5.00%	(n)	10.11%				03/2029	7,983	7,915	0.3	7,743
Reaction Biology Corporation+(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(2)	—	(6)
Reaction Biology Corporation+(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(1)	—	(5)
Reaction Biology Corporation+	One stop	SF +	5.00%	(n)	10.11%				03/2029	183	181	—	177
Reaction Biology Corporation+	One stop	SF +	5.00%	(n)	10.11%				03/2029	121	120	—	118
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(l)	10.36%				08/2027	994	970	0.1	951
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(l)	10.36%				08/2027	839	827	—	822
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										71,206	69,893	2.8	70,077
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior secured	L +	4.25%	(b)	9.25%				03/2028	1,866	1,862	0.1	1,847
Blackbird Purchaser, Inc.*+	Senior secured	SF +	4.50%	(l)	9.41%				04/2026	19,102	19,205	0.8	18,910
Blackbird Purchaser, Inc.+	Senior secured	L +	4.50%	(a)	9.27%				10/2025	144	144	—	142
Blackbird Purchaser, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)				04/2026	—	(2)	—	(2)
Chase Industries, Inc.+(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.16%				05/2025	12,059	12,096	0.5	11,844
Chase Industries, Inc.+(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.16%				05/2025	985	1,001	—	968
Chase Industries, Inc.+(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.11%				05/2025	304	305	—	290
										34,460	34,611	1.4	33,999
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(m)	10.90%				04/2029	18,905	18,742	0.7	18,149
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(m)	10.90%				04/2029	75	73	—	65
Project Nike Purchaser, LLC+(5)	One stop	SF +	6.00%		N/A(6)				04/2029	—	(6)	—	(30)
										18,980	18,809	0.7	18,184
Media
Triple Lift, Inc.+	One stop	SF +	5.50%	(n)	10.36%				05/2028	5,316	5,239	0.2	5,157
Triple Lift, Inc.+	One stop	SF +	5.50%	(n)	10.23%				05/2028	1,127	1,108	0.1	1,093
Triple Lift, Inc.+	One stop	SF +	5.25%	(n)	9.59%				05/2028	27	26	—	25
										6,470	6,373	0.3	6,275
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	L +	6.25%	(b)	11.08%				10/2024	45,138	45,101	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	L +	6.50%	(a)	11.35%				05/2025	$20,314	$20,381	0.8%	$20,314
3ES Innovation, Inc.+(8)(12)	One stop	L +	6.50%	(a)	11.35%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior secured	L +	4.25%	(a)	9.09%				07/2025	36,873	37,107	1.4	36,683
Envernus, Inc.+	Senior secured	L +	4.50%	(a)	9.34%				07/2025	16,906	16,697	0.7	16,906
Envernus, Inc.+	Senior secured	L +	4.25%	(a)	9.09%				09/2024	86	86	—	86
Envernus, Inc.+	Senior secured	L +	4.50%	(a)	9.34%				09/2024	69	67	—	69
Project Power Buyer, LLC*#+	One stop	SF +	7.00%	(m)	11.90%				05/2026	40,270	39,658	1.6	39,667
Project Power Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	(3)
										114,598	114,074	4.5	113,802
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(l)	10.66%				12/2027	10,124	10,043	0.4	9,720
Messenger, LLC+	One stop	SF +	5.75%	(l)	10.59%				12/2027	99	98	—	95
Messenger, LLC+	One stop	SF +	5.75%	(l)	10.66%				12/2027	50	49	—	48
Messenger, LLC+	One stop	P +	4.75%	(d)(l)	11.90%				12/2027	49	49	—	47
										10,322	10,239	0.4	9,910
Personal Products
IMPLUS Footcare, LLC+(22)	One stop	SF +	9.25%	(m)	12.80%	cash/	1.50%	PIK	04/2024	30,446	30,584	1.1	28,010
IMPLUS Footcare, LLC+(22)	One stop	SF +	9.25%	(m)	12.80%	cash/	1.50%	PIK	04/2024	5,200	5,223	0.2	4,784
IMPLUS Footcare, LLC*+(22)	One stop	SF +	9.25%	(m)	12.80%	cash/	1.50%	PIK	04/2024	750	757	—	689
										36,396	36,564	1.3	33,483

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#	One stop	SF +	5.50%	(m)	10.55%				02/2026	$25,360	$25,187	1.0%	$24,092
ACP Ulysses Buyer, Inc.*	One stop	SF +	5.50%	(m)	10.55%				02/2026	1,097	1,078	0.1	1,042
Amalthea Parent, Inc.*#+(8)(12)	One stop	L +	5.00%	(a)	9.84%				03/2027	56,956	56,500	2.2	55,817
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(5)
Amalthea Parent, Inc.+(8)(12)	One stop	L +	5.00%	(a)	9.81%				03/2027	1,739	1,718	0.1	1,704
Amalthea Parent, Inc.+(8)(12)	One stop	L +	5.00%	(a)	9.81%				03/2027	300	298	—	294
Apothecary Products, LLC+	Senior secured	SF +	5.25%	(n)	10.48%				07/2023	2,800	2,812	0.1	2,800
Apothecary Products, LLC+	Senior secured	SF +	5.25%		N/A(6)				07/2023	—	—	—	—
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(m)	10.40%				05/2029	17,093	16,793	0.7	16,555
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(l)	10.48%				05/2029	88	83	—	82
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(23)	—	(81)
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(l)	10.56%				05/2029	2,828	2,775	0.1	2,771
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(4)	—	(8)
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.25%	(l)	10.17%				10/2028	10,574	10,407	0.4	10,151
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.25%	(l)	10.17%				10/2027	36	35	—	33
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.25%	(l)	10.17%				10/2028	3,224	3,166	0.1	3,082
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(j)	8.93%				08/2028	24,171	26,660	0.9	22,919
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(j)	8.93%				08/2028	2,564	2,502	0.1	2,431
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(4)
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(j)	10.18%				08/2028	3,354	3,250	0.1	3,354
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(j)	8.93%				08/2028	2,930	2,689	0.1	2,778
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	6.00%		N/A(6)				08/2028	—	(36)	—	—
										155,114	155,886	6.0	149,807
Professional Services
bswift, LLC+	One stop	SF +	6.63%	(l)	11.34%				11/2028	5,125	4,976	0.2	4,972
Citrin Cooperman Advisors LLC+	One stop	SF +	5.75%	(m)(n)	9.87%				10/2027	3,429	3,382	0.1	3,172
Citrin Cooperman Advisors LLC+(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(10)	—	(10)
Citrin Cooperman Advisors LLC+	One stop	SF +	6.25%	(m)	11.08%				10/2027	2,340	2,272	0.1	2,270
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(l)	10.16%				09/2028	3,494	3,430	0.1	3,494
DISA Holdings Corp.+(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	—
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(l)	10.16%				09/2028	209	204	—	209
DISA Holdings Corp.+	One stop	SF +	5.50%	(l)	10.16%				09/2028	133	126	—	133
DISA Holdings Corp.+	Subordinated debt	SF +	10.00%	(l)	14.73%				03/2029	50	49	—	50
Eliassen Group, LLC+	One stop	SF +	5.50%	(m)	10.40%				04/2028	1,437	1,425	0.1	1,437
Eliassen Group, LLC+	One stop	SF +	5.50%	(m)	10.69%				04/2028	4	4	—	4
Filevine, Inc.+(22)	One stop	SF +	6.50%	(m)(n)	8.24%	cash/	2.50%	PIK	04/2027	5,333	5,273	0.2	5,370
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(a)(b)	10.86%				09/2028	6,501	6,403	0.3	6,501
IG Investments Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(b)	10.83%				09/2028	556	547	—	556
NBG Acquisition Corp. and NBG-P Acquisition Corp.#	One stop	L +	5.25%	(b)	10.08%				11/2028	7,555	7,510	0.3	7,328
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(13)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(b)(m)	10.26%				11/2028	137	136	—	130
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(16)	—	—
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	10.59%				12/2025	13,168	13,094	0.5	13,037
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	10.59%				12/2025	8,334	8,328	0.3	8,250
Net Health Acquisition Corp.*	One stop	L +	5.75%	(a)	10.59%				12/2025	6,672	6,702	0.3	6,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	10.59%	12/2025	$4,215	$4,182	0.2%	$4,173
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	10.59%	12/2025	1,165	1,164	—	1,153
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	10.59%	12/2025	33	31	—	30
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	11,416	11,455	0.5	11,301
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	1,932	1,923	0.1	1,912
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	139	138	—	138
PlanSource Holdings, Inc.+(5)	One stop	L +	6.25%		N/A(6)	04/2025	—	—	—	(2)
Procure Acquireco, Inc.#+	One stop	L +	5.00%	(a)	9.84%	12/2028	17,545	17,401	0.7	17,545
Procure Acquireco, Inc.+(5)	One stop	L +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+(5)	One stop	L +	5.00%		N/A(6)	12/2028	—	(2)	—	—
Teaching Company, The+	One stop	L +	4.75%	(b)	9.54%	07/2023	17,375	17,392	0.7	17,201
Teaching Company, The+(5)	One stop	L +	4.75%		N/A(6)	07/2023	—	—	—	(2)
							118,297	117,503	4.7	116,957
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.70%	07/2025	21,642	21,514	0.9	21,642
Inhabit IQ Inc.#+	One stop	L +	5.75%	(b)	10.70%	07/2025	19,334	19,353	0.8	19,334
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.70%	07/2025	13,322	13,244	0.5	13,322
Inhabit IQ Inc.*	One stop	L +	5.75%	(b)	10.70%	07/2025	12,305	12,231	0.5	12,305
Inhabit IQ Inc.*#	One stop	L +	5.75%	(b)	10.70%	07/2025	6,483	6,501	0.3	6,483
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.70%	07/2025	3,160	3,190	0.1	3,160
Inhabit IQ Inc.#+	One stop	L +	5.75%	(b)	10.70%	07/2025	1,388	1,397	0.1	1,388
Inhabit IQ Inc.#+	One stop	L +	5.75%	(b)	10.70%	07/2025	1,174	1,182	—	1,174
Inhabit IQ Inc.#+	One stop	L +	5.75%	(b)	10.70%	07/2025	1,158	1,165	—	1,158
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.70%	07/2025	926	924	—	926
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.70%	07/2025	489	492	—	489
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.63%	07/2025	200	200	—	200
MRI Software LLC*+	One stop	L +	5.50%	(b)	10.66%	02/2026	14,286	14,217	0.6	14,000
MRI Software LLC+	One stop	L +	5.50%	(b)	10.66%	02/2026	5,163	5,123	0.2	5,060
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	—	—	(4)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(j)	9.93%	08/2028	18,004	20,057	0.7	17,015
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.75%	(g)	9.18%	08/2028	1,996	2,174	0.1	1,886
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(3)
RPL Bidco Limited+(8)(9)(10)	One stop	A +	6.75%	(g)	10.35%	08/2028	8,220	8,123	0.3	8,097
							129,250	131,086	5.1	127,627
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%	(a)	10.09%	07/2028	4,223	4,144	0.2	4,051
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(1)	—	(1)
Channelside Acquisitona Co, Inc.+(5)	One stop	L +	5.25%		N/A(6)	07/2028	—	—	—	(1)
Internet Truckstop Group LLC*#	One stop	L +	5.00%	(b)	10.16%	04/2025	21,118	21,338	0.8	20,907
Internet Truckstop Group LLC+	One stop	L +	5.00%	(b)	10.16%	04/2025	9,248	9,179	0.4	9,155
Internet Truckstop Group LLC+(5)	One stop	L +	5.00%		N/A(6)	04/2025	—	(1)	—	(2)
							34,589	34,659	1.4	34,109
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+(22)	One stop	SF +	7.50%	(l)	8.16%	cash/	4.25%	PIK	09/2024	$4,774	$4,762	0.2%	$4,774
Accela, Inc.+(22)	One stop	SF +	7.50%	(l)	8.16%	cash/	4.25%	PIK	09/2024	284	282	—	284
Accela, Inc.+	One stop	SF +	7.50%		N/A(6)				09/2024	—	—	—	—
Accela, Inc.+	One stop	SF +	7.50%	(l)	12.41%				09/2024	543	539	—	543
Anaplan, Inc.+	One stop	SF +	6.50%	(l)	11.31%				06/2029	9,840	9,752	0.4	9,742
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	(1)
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(l)(m)	10.68%				03/2027	38,630	38,246	1.5	37,858
Appfire Technologies, LLC+	One stop	SF +	5.50%	(m)	10.33%				03/2027	14	12	—	9
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(33)	—	(88)
Apptio, Inc.+	One stop	L +	5.00%	(b)	9.81%				01/2025	57,010	57,306	2.3	57,010
Apptio, Inc.+	One stop	L +	5.00%	(b)	9.81%				01/2025	174	173	—	174
Aras Corporation+(22)	One stop	L +	7.00%	(b)	8.07%	cash/	3.75%	PIK	04/2027	14,432	14,339	0.6	14,144
Aras Corporation+	One stop	L +	6.50%	(b)(c)	11.48%				04/2027	61	60	—	59
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(j)	9.68%				06/2029	3,532	3,414	0.1	3,334
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(j)	9.68%				06/2029	1,430	1,317	0.1	1,327
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	5.75%	(m)	7.83%	cash/	2.75%	PIK	07/2027	7,133	7,084	0.3	6,939
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	6.25%	(m)	7.83%	cash/	3.25%	PIK	07/2027	1,272	1,261	0.1	1,259
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(b)(c)	9.71%				04/2026	5,707	5,729	0.3	5,707
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(e)(f)	7.58%				04/2026	2,284	2,361	0.1	2,284
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(c)	9.70%				04/2026	270	268	—	270
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(c)	10.25%				04/2026	15	14	—	15
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(b)	10.19%				10/2025	60	60	—	60
Bayshore Intermediate #2, L.P.+(22)	One stop	L +	7.75%	(a)	12.46%				10/2028	69,148	68,089	2.7	68,457
Bayshore Intermediate #2, L.P.+	One stop	L +	6.75%	(a)	11.42%				10/2027	33	31	—	32
Bonterra LLC+	One stop	L +	6.00%	(b)	11.16%				09/2027	64,822	64,105	2.6	63,525
Bonterra LLC+	One stop	L +	6.00%	(b)	11.09%				09/2027	197	195	—	193
Bonterra LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(61)	—	(95)
Bottomline Technologies, Inc.+	One stop	SF +	5.50%	(l)	10.26%				05/2029	28,022	27,532	1.1	27,181
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(4)	—	(5)
Bullhorn, Inc.*#+	One stop	L +	5.75%	(b)	10.91%				09/2026	65,608	64,973	2.6	64,952
Bullhorn, Inc.+(8)(9)	One stop	SN +	6.00%	(j)	10.18%				09/2026	11,733	11,596	0.5	11,616
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(e)	8.74%				09/2026	4,662	4,656	0.2	4,615
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.91%				09/2026	213	211	—	210
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.91%				09/2026	95	94	—	94
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	10.91%				09/2026	76	75	—	75
Bullhorn, Inc.+(5)	One stop	L +	5.75%		N/A(6)				09/2026	—	(2)	—	(2)
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L +	5.00%	(a)	9.84%				06/2028	9,770	9,623	0.4	9,770
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L +	5.00%	(a)	9.83%				06/2026	35	34	—	35
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(n)	12.05%				01/2029	5,437	5,278	0.2	5,355
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(n)	12.05%				01/2029	1,438	1,396	0.1	1,416
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	(1)
Calabrio, Inc.+	One stop	L +	7.00%	(b)	12.16%				04/2027	53,683	53,140	2.2	53,683
Calabrio, Inc.+	One stop	L +	7.00%	(b)	11.95%				04/2027	135	132	—	135
Community Brands Parentco LLC+	One stop	SF +	5.75%	(l)	10.66%				02/2028	14,123	13,892	0.6	13,841

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Community Brands Parentco LLC+(5)	One stop	SF +	5.75%		N/A(6)				02/2028	$—	$(1)	—%	$(1)
Community Brands Parentco LLC+(5)	One stop	SF +	5.75%		N/A(6)				02/2028	—	(1)	—	(2)
Coupa Holdings, LLC+	One stop	SF +	7.50%	(l)	12.29%				02/2030	22,905	22,340	0.9	22,332
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(25)	—	(26)
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	10.34%				10/2028	27,571	27,352	1.1	26,468
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	10.34%				10/2028	2,325	2,298	0.1	2,232
Daxko Acquisition Corporation+	One stop	P +	4.50%	(d)	12.50%				10/2027	18	17	—	12
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(9)	—	—
Diligent Corporation*#+	One stop	L +	6.25%	(a)	11.09%				08/2025	85,850	85,793	3.4	84,993
Diligent Corporation+	One stop	L +	5.75%	(a)	10.59%				08/2025	5,934	5,902	0.2	5,814
Diligent Corporation+	One stop	L +	6.25%	(a)	11.08%				08/2025	98	96	—	94
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(j)	10.18%				02/2029	14,285	15,084	0.5	13,571
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	6.00%	(i)	11.03%				02/2029	284	294	—	269
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(6)
FirstUp, Inc.+(22)	One stop	L +	6.75%	(b)	8.41%	cash/	3.50%	PIK	07/2027	9,074	9,013	0.4	8,802
FirstUp, Inc.+(22)	One stop	L +	6.75%	(b)	8.33%	cash/	3.50%	PIK	07/2027	76	75	—	72
Gainsight, Inc.+(22)	One stop	L +	6.75%	(b)	11.58%	PIK			07/2027	10,487	10,368	0.4	10,382
Gainsight, Inc.+(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(1)	—	(1)
GS Acquisitionco, Inc.*#+	One stop	SF +	5.75%	(m)	10.80%				05/2026	84,193	84,327	3.3	83,351
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2026	—	(2)	—	(2)
GTIV, LLC+	One stop	SF +	5.25%	(n)	10.22%				02/2029	73,843	73,225	2.9	73,104
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	(3)
GTY Technology Holdings, Inc.+(22)	One stop	SF +	6.88%	(m)	7.48%	cash/	4.30%	PIK	07/2029	3,168	3,113	0.1	3,136
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(22)	One stop	SF +	6.88%	(m)	7.31%	cash/	4.30%	PIK	07/2029	2,068	2,027	0.1	2,048
GTY Technology Holdings, Inc.+(22)	One stop	SF +	6.88%	(m)	7.48%	cash/	4.30%	PIK	07/2029	379	376	—	375
ICIMS, Inc.+(22)	One stop	SF +	7.25%	(m)	8.18%	cash/	3.88%	PIK	08/2028	7,855	7,732	0.3	7,697
ICIMS, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(1)	—	(3)
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(40)
IQN Holding Corp. #+	One stop	SF +	5.25%	(n)	10.38%				05/2029	14,630	14,503	0.6	14,338
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(28)	—	(5)
Island Bidco AB+(8)(9)(17)(22)	One stop	E +	7.25%	(f)	2.75%	cash/	7.25%	PIK	07/2028	6,212	5,924	0.2	6,212
Island Bidco AB+(8)(17)(22)	One stop	SF +	7.00%	(n)	8.29%	cash/	3.50%	PIK	07/2028	3,000	2,974	0.1	3,000
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC*	One stop	L +	6.25%	(b)	11.20%				10/2026	7,526	7,470	0.3	7,376
Juvare, LLC+	One stop	L +	6.25%	(b)	11.20%				10/2026	1,737	1,724	0.1	1,702
Juvare, LLC+	One stop	L +	6.25%	(b)	11.20%				10/2026	548	528	—	504
Juvare, LLC+	One stop	L +	6.25%	(b)(d)	11.41%				04/2026	50	50	—	49
Kaseya Inc.+	One stop	SF +	5.75%	(m)	10.65%				06/2029	9,178	9,054	0.4	8,994
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2)	—	(5)
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(5)	—	(11)
Mindbody, Inc.+	One stop	L +	7.00%	(a)	11.83%				02/2025	49,911	50,249	2.0	49,911
Mindbody, Inc.+	One stop	L +	7.00%	(a)	11.83%				02/2025	5,588	5,557	0.2	5,588
Mindbody, Inc.+	One stop	L +	7.00%		N/A(6)				02/2025	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(m)	10.55%				12/2028	$21,870	$21,691	0.8%	$20,996
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(a)(l)	10.30%				12/2027	45	44	—	39
Ministry Brands Holdings LLC+	One stop	L +	5.50%	(a)	10.21%				12/2028	76	71	—	52
Neo Bidco GMBH+(8)(9)(13)(22)	One stop	E +	6.50%	(e)	5.68%	cash/	3.00%	PIK	07/2028	7,144	7,697	0.3	7,001
Neo Bidco GMBH+(8)(13)	One stop	L +	6.00%	(b)	11.14%				01/2028	20	20	—	19
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
Naviga Inc.+	Senior secured	SF +	7.00%	(m)	12.00%				12/2023	109	109	—	109
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.30%				10/2024	8,366	8,306	0.3	8,366
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.41%				10/2025	3,424	3,383	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.31%				10/2024	1,113	1,110	—	1,113
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.30%				10/2024	687	683	—	687
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.41%				10/2025	640	637	—	640
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.41%				10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(j)	8.80%				10/2024	85	94	—	85
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.26%				10/2024	149	148	—	149
Personify, Inc.*#+	One stop	SF +	5.25%	(m)	10.15%				09/2024	13,644	13,740	0.5	13,644
Personify, Inc.#	One stop	SF +	5.25%	(m)	10.15%				09/2024	8,128	8,093	0.3	8,128
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.+	One stop	SF +	7.00%	(l)	11.76%				10/2029	9,953	9,813	0.4	9,853
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	(1)
Pluralsight, LLC+	One stop	L +	8.00%	(b)	12.78%				03/2027	23,748	23,558	0.9	23,511
Pluralsight, LLC+	One stop	L +	8.00%	(b)	12.78%				03/2027	50	49	—	49
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	11.16%				09/2028	4,221	4,187	0.2	4,136
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(a)	10.85%				09/2028	41	40	—	39
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	10.79%				09/2028	211	204	—	194
Pyramid Healthcare Acquisition Corp.#+	One stop	L +	4.75%	(a)(b)	9.58%				05/2027	18,279	18,153	0.7	18,279
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.73%				05/2027	868	862	—	868
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	9.59%				05/2027	537	533	—	537
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.58%				05/2027	178	177	—	178
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.58%				05/2027	157	156	—	157
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	9.59%				05/2027	147	146	—	147
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.70%				05/2027	147	146	—	147
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)(b)	9.61%				05/2027	795	763	—	795
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	9.58%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)(b)	9.74%				05/2027	1,579	1,568	0.1	1,579
QAD, Inc.+	One stop	L +	6.00%	(a)	10.84%				11/2027	9,440	9,368	0.4	9,440
QAD, Inc.+(5)	One stop	L +	6.00%		N/A(6)				11/2027	—	(4)	—	—
Quant Buyer, Inc.+	One stop	SF +	6.00%	(m)	10.40%				06/2029	2,479	2,457	0.1	2,386
Quant Buyer, Inc.+	One stop	SF +	6.00%	(m)	10.40%				06/2029	2,943	2,917	0.1	2,832
Quant Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(6)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(m)	10.40%				06/2029	2,017	1,999	0.1	1,941
Quant Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(81)	—	(81)
Rainforest Bidco Limited+(8)(9)(10)(22)	One stop	SN +	6.13%	(j)	7.68%	cash/	2.63%	PIK	07/2029	7,334	6,908	0.3	7,261
Rainforest Bidco Limited+(8)(9)(10)(22)	One stop	SN +	8.38%	(j)	9.93%	cash/	2.63%	PIK	07/2029	538	507	—	533
Rainforest Bidco Limited+(8)(10)(22)	One stop	SF +	6.13%	(m)	8.18%	cash/	2.63%	PIK	07/2029	1,405	1,388	0.1	1,391
RegEd Aquireco, LLC+	Senior secured	L +	4.00%	(b)	8.83%				12/2024	11,125	11,130	0.4	10,458
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
RegEd Aquireco, LLC+	Senior secured	L +	4.00%	(b)(d)	9.79%				12/2024	$236	$236	—%	$222
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(m)	10.55%				12/2028	10,153	10,070	0.4	9,950
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(7)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(6)	—	(13)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	11.09%				05/2027	4,541	4,510	0.2	4,496
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	11.09%				05/2027	20	20	—	19
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(l)	10.99%				08/2029	9,827	9,647	0.4	9,631
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(2)	—	(3)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	6.00%	(e)	8.28%				04/2029	33,311	30,421	1.3	32,977
Sonatype, Inc.+	One stop	SF +	6.75%	(m)	11.59%				12/2025	40,459	40,250	1.6	40,459
Sonatype, Inc.+	One stop	SF +	6.75%	(m)	11.59%				12/2025	851	847	—	851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+(22)	One stop	SF +	8.50%	(l)	11.31%	cash/	2.00%	PIK	12/2026	31,546	31,163	1.2	30,598
Spartan Buyer Acquisition Co.+(22)	One stop	SF +	8.50%	(l)	11.31%	cash/	2.00%	PIK	12/2026	1,998	1,961	0.1	1,938
Spartan Buyer Acquisition Co.+(5)(22)	One stop	P +	7.50%	(d)	13.50%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Tahoe Bidco B.V. +	One stop	L +	6.00%	(a)	10.71%				09/2028	12,058	11,963	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	L +	5.75%	(a)(c)	10.62%				12/2025	882	873	—	874
Telesoft Holdings LLC+	One stop	L +	5.75%	(a)	10.59%				12/2025	9	8	—	8
Telesoft Holdings LLC+	One stop	L +	6.25%	(c)	11.18%				08/2028	65	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%	(n)	11.57%				07/2028	3,171	3,096	0.1	3,171
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(16)	—	—
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(c)	9.18%				12/2024	3,427	3,447	0.1	3,414
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(c)	9.18%				12/2024	906	896	—	902
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(c)	9.18%				12/2024	426	421	—	424
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(c)	9.47%				12/2024	501	496	—	501
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(c)	9.43%				12/2024	156	155	—	156
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%		N/A(6)				12/2024	—	—	—	—
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	11.40%				03/2025	15,165	15,209	0.6	15,165
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	6,858	6,792	0.3	6,858
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	4,160	4,136	0.2	4,160
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,757	1,783	0.1	1,757
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,706	1,729	0.1	1,706
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	11.40%				03/2025	1,662	1,686	0.1	1,662
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,606	1,619	0.1	1,606
Togetherwork Holdings, LLC*+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,548	1,570	0.1	1,548
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,444	1,463	0.1	1,444
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	11.40%				03/2025	1,182	1,189	—	1,182
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	11.40%				03/2025	651	660	—	651
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	450	448	—	450
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	436	434	—	436
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	250	249	—	250
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	63	64	—	63
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	58	58	—	58

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2025	$—	$(3)	—%	$—
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	11.40%				03/2025	1,332	1,323	0.1	1,332
Trintech, Inc.*#+	One stop	L +	6.00%	(a)	10.85%				12/2024	21,914	21,960	0.9	21,694
Trintech, Inc.#+	One stop	L +	6.00%	(a)	10.85%				12/2024	9,094	9,153	0.4	9,002
Trintech, Inc.+	One stop	L +	6.00%	(a)	10.85%				12/2024	100	100	—	98
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	8,417	8,743	0.3	7,575
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	138	146	—	124
Vendavo, Inc.*#+	One stop	L +	5.75%	(b)	10.90%				09/2027	19,512	19,384	0.7	18,731
Vendavo, Inc.+	One stop	P +	4.75%	(d)	12.75%				09/2027	40	39	—	34
WebPT, Inc.+	One stop	L +	6.75%	(b)	11.74%				01/2028	626	618	—	620
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	28,604	28,904	1.1	28,033
Workforce Software, LLC+(22)	One stop	L +	7.25%	(b)(c)	9.46%	cash/	3.00%	PIK	07/2025	5,062	5,035	0.2	4,961
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	3,585	3,540	0.1	3,513
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(4)
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	105	104	—	103
Zendesk, Inc.+(22)	One stop	SF +	7.00%	(m)	8.38%	cash/	3.50%	PIK	11/2028	19,960	19,584	0.8	19,960
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(47)	—	—
										1,401,644	1,390,694	55.1	1,382,071

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(m)	10.55%				02/2028	$25,766	$25,341	1.0%	$24,993
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(4)
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%	(m)	10.55%				02/2028	23	13	—	(4)
Ave Holdings III, Corp+	One stop	SF +	5.50%	(m)	10.55%				02/2028	299	297	—	290
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)	11.59%				06/2023	21,921	21,921	0.9	21,921
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)	11.59%				06/2023	1,413	1,412	0.1	1,413
Batteries Plus Holding Corporation+	One stop	P +	5.75%	(a)(d)	13.07%				06/2023	63	63	—	63
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	11,480	11,309	0.5	11,365
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	9,925	9,839	0.4	9,826
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	9.24%				05/2028	9,181	9,449	0.4	9,089
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	2,147	2,116	0.1	2,126
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	1,428	1,415	0.1	1,414
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	730	714	—	723
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Consilio Midco Limited+(5)(8)(9)(10)	One stop	E +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(m)	10.72%				05/2028	25	25	—	25
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	9.07%				05/2028	7	7	—	7
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	9.24%				05/2028	66	64	—	66
Cycle Gear, Inc.*#+	One stop	SF +	5.50%	(n)	10.61%				01/2026	48,486	48,377	1.9	46,547
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	21,020	20,899	0.8	19,973
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	3,652	3,642	0.1	3,470
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	2,780	2,793	0.1	2,642
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	3,037	3,017	0.1	2,885
Imperial Optical Midco Inc.+(22)	One stop	SF +	13.00%	(m)	7.37%	cash/	10.50%	PIK	05/2024	1,399	1,301	0.1	1,306
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	5,381	5,422	0.2	5,113
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	36,180	36,040	1.4	34,379
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	4,887	4,856	0.2	4,644
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	129	127	—	122
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	76	76	—	72
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	2,443	2,426	0.1	2,321
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	40	39	—	38
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	504	501	—	479
Imperial Optical Midco Inc.+(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	1,209	1,201	—	1,149
PPV Intermediate Holdings, LLC#+	One stop	SF +	5.75%	(l)(m)(n)	10.93%				08/2029	9,214	9,062	0.4	9,029
PPV Intermediate Holdings, LLC+(22)	One stop	N/A			13.00%				08/2030	979	958	—	921
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(22)	—	(8)
PPV Intermediate Holdings, LLC+(5)(22)	One stop	N/A			13.00%				08/2030	1	(2)	—	(1)
PPV Intermediate Holdings, LLC+(22)	One stop	N/A			13.00%				08/2030	226	224	—	213
PPV Intermediate Holdings, LLC+(22)	One stop	N/A			13.00%				08/2030	42	41	—	39
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(m)	10.65%				08/2028	3,558	3,526	0.1	3,558
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(l)	10.54%				08/2028	25	23	—	25
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(14)	—	—
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(n)	10.88%				08/2028	58	58	—	58
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(m)	10.42%				08/2028	233	230	—	233
SureWerx Purchaser III, Inc.+(8)(12)	One stop	SF +	6.75%	(m)	11.65%				12/2029	20,697	20,199	0.8	20,490

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SureWerx Purchaser III, Inc.+(5)(8)(12)	One stop	SF +	6.75%		N/A(6)				12/2028	$—	$(1)	—%	$—
SureWerx Purchaser III, Inc.+(5)(8)(12)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(61)	—	(43)
Titan Fitness, LLC*#+(22)	One stop	L +	6.75%	(a)(b)(c)	9.56%	cash/	2.00%	PIK	02/2025	30,968	31,112	1.1	28,490
Titan Fitness, LLC+(22)	One stop	L +	6.75%	(c)	8.94%	cash/	2.00%	PIK	02/2025	1,929	1,921	0.1	1,775
Titan Fitness, LLC+(22)	One stop	L +	6.75%	(b)(c)	8.94%	cash/	2.00%	PIK	02/2025	494	493	—	454
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.50%	(m)	10.55%				03/2028	8,300	8,197	0.3	8,300
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(g)	9.52%				03/2028	7,566	8,344	0.3	7,566
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(m)	10.66%				04/2028	8,267	8,163	0.3	8,101
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop	P +	4.50%	(d)	12.50%				04/2028	1	—	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(l)(m)	10.59%				04/2028	106	102	—	99
										308,361	307,245	11.9	297,741

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+(22)	One stop	L +	6.75%	(b)	11.16%	cash/	0.75%	PIK	12/2024	$22,116	$22,198	0.9%	$21,479
Agility Recovery Solutions Inc.+(22)	One stop	P +	5.50%	(b)(d)	11.99%	cash/	0.75%	PIK	12/2024	703	703	—	671
										22,819	22,901	0.9	22,150
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	1,954	1,934	0.1	1,817
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	974	964	0.1	906
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	855	847	—	796
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	—
Elite Sportswear, L.P.+(22)	Senior secured	L +	7.00%	(b)	11.41%	cash/	0.75%	PIK	09/2025	9,963	9,867	0.4	9,366
Elite Sportswear, L.P.+(22)	Senior secured	L +	7.00%	(b)	11.41%	cash/	0.75%	PIK	09/2025	4,004	3,965	0.2	3,764
Elite Sportswear, L.P.+(22)	Senior secured	L +	7.00%	(b)	11.41%	cash/	0.75%	PIK	09/2025	2,061	2,041	0.1	1,937
Elite Sportswear, L.P.+(22)	Senior secured	L +	7.00%	(b)	11.30%	cash/	0.75%	PIK	09/2025	618	607	—	553
Elite Sportswear, L.P.*+(22)	Senior secured	L +	7.00%	(b)	11.41%	cash/	0.75%	PIK	09/2025	684	677	—	643
Elite Sportswear, L.P.+(22)	Senior secured	L +	7.00%	(b)	11.41%	cash/	0.75%	PIK	09/2025	312	309	—	293
Elite Sportswear, L.P.*+(22)	Senior secured	L +	7.00%	(b)	11.41%	cash/	0.75%	PIK	09/2025	300	297	—	281
Elite Sportswear, L.P.+(22)	Senior secured	L +	7.00%	(b)	11.30%	cash/	0.75%	PIK	09/2025	21	21	—	19
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)	10.66%				11/2023	9,583	9,545	0.4	9,608
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)	10.66%				11/2023	6,473	6,442	0.3	6,490
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)	10.66%				11/2023	1,002	997	—	1,004
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)	10.66%				11/2023	900	897	—	902
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)	10.66%				11/2023	632	629	—	633
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(b)	10.66%				11/2023	2	2	—	2
QF Holdings, Inc.+	One stop	SF +	6.25%	(l)	11.16%				12/2027	626	618	—	626
SHO Holding I Corporation+	Senior secured	L +	5.25%	(b)	10.08%				04/2024	3,940	3,942	0.1	3,663
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	10.06%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior secured	L +	5.00%	(b)	9.88%				04/2024	84	84	—	78
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	8.90%				04/2024	50	50	—	50
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	8.96%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	10.08%				04/2024	—	—	—	—
										45,105	44,801	1.7	43,493
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(m)	11.29%				06/2028	19,021	18,736	0.7	18,263
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(m)	11.29%				06/2028	15,170	14,923	0.6	14,565
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(m)	11.16%				06/2028	453	446	—	435
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(m)	11.28%				06/2028	455	449	—	437
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(m)	11.54%				06/2028	4,134	4,019	0.2	4,010
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(40)	—	(43)
										39,233	38,533	1.5	37,667
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(b)	9.45%				06/2027	16,922	16,803	0.6	15,653
S.J. Electro Systems, LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				06/2027	—	(2)	—	—
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(b)	9.45%				06/2027	200	199	—	185
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(b)	9.45%				06/2027	79	79	—	73
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(c)	9.62%				11/2026	878	851	0.1	825
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(a)	9.34%				11/2026	207	205	—	202
Vessco Midco Holdings, LLC+	Senior secured	P +	3.50%	(c)(d)	10.88%				10/2026	6	6	—	6
										18,292	18,141	0.7	16,944
Total non-controlled/non-affiliate company debt investments										$5,348,293	$5,297,617	206.1%	$5,164,271
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		N/A	66	$664	—%	$664
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	40	—	19
							704	—	683
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A		N/A	5	314	—	4

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	730	—	391
Go Car Wash Parent, Corp.+(21)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	142	—	145
Go Car Wash Parent, Corp.+	Common Stock	N/A	N/A		N/A	—	29	—	36
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	330	—	417
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	61	—	70
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	141	141	—	294
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	508	0.1	937
							1,941	0.1	2,290
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A		N/A	177	1,769	—	1,210

Building Products
BECO Holding Company, Inc.+(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	10	1,016	0.1	1,081
BECO Holding Company, Inc.+	LP Interest	N/A	N/A		N/A	2	196	—	190
							1,212	0.1	1,271
Chemicals
Inhance Technologies Holdings LLC+	Preferred Stock	N/A	N/A		N/A	2	1,960	0.1	2,172
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		N/A	—	124	—	82
							2,084	0.1	2,254
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A		N/A	540	540	—	633
EGD Security Systems, LLC +	Common Stock	N/A	N/A		N/A	855	772	0.1	1,370
Hydraulic Authority III Limited+(8)(9)(10)	Preferred Stock	N/A	N/A		N/A	284	384	—	552
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A		N/A	6	43	—	588
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	359	360	—	465
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		N/A	8	767	0.1	859
Radwell Parent, LLC+(21)	LP units	N/A	N/A		N/A	2	233	—	257
							3,099	0.2	4,724
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	49	49	—	63

Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A		N/A	19	193	—	277
DP Flores Holdings, LLC+	LLC units	N/A	N/A		N/A	70	70	—	67
EMS LINQ, LLC+	LP Interest	N/A	N/A		N/A	525	525	—	371
EWC Growth Partners LLC+	LLC interest	N/A	N/A		N/A	—	12	—	8

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.+	Common Stock	N/A	N/A	N/A	479	$479	—%	$479
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	—	717
NSG Buyer, Inc. +	LP units	N/A	N/A	N/A	2	1,860	0.1	1,856
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	0.1	631
						4,560	0.2	4,406
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred Stock	N/A	N/A	N/A	—	372	—	134
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	276
Inventus Power, Inc.+	LP Interest	N/A	N/A	N/A	—	20	—	61
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	471

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$789
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	—	844
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	146
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	41
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,747
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	150
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	30
						2,759	0.1	3,747
Food Products
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	77	102	—	102
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	5
Borrower R365 Holdings, LLC+	Common Stock	N/A	N/A	N/A	1	2	—	1
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	1	2	—	2
C. J. Foods, Inc.+	Preferred Stock	N/A	N/A	N/A	—	75	0.1	940
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	147
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	100
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	244
Louisiana Fish Fry Products, Ltd.+	Preferred Stock	N/A	N/A	N/A	—	13	—	12
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	209
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,528
						2,455	0.3	6,290
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	90
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	190
CCSL Holdings, LLC+	LP Interest	N/A	N/A	N/A	—	336	—	287
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	—	132	—	179
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	300
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	58
						893	—	1,104

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$141
Acuity Eyecare Holdings, LLC+(21)	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	4,199
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	2,496
ADCS Clinics Intermediate Holdings, LLC+	Preferred Stock	N/A	N/A		N/A	2	1,119	0.1	1,495
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	129	132	—	183
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A		N/A	429	327	—	827
DCA Investment Holding, LLC	Preferred Stock	N/A	N/A		N/A	1,142	533	0.1	1,142
DCA Investment Holding, LLC	Common Stock	N/A	N/A		N/A	12	6	—	12
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	648	—	534
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	61	—	70
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A		N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A		N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A		N/A	—	15	—	16
Encorevet Group LLC+	LLC units	N/A	N/A		N/A	—	11	—	9
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A		N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A		N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A		N/A	185	212	—	203
Midwest Veterinary Partners, LLC+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	1	1,089	—	1,150
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	6	—	—	386
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	—	29	—	41
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	579
NDX Parent, LLC+	Common Stock	N/A	N/A		N/A	—	272	—	16
NDX Parent, LLC+	Preferred Stock	N/A	N/A		N/A	40	40	—	42
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A		N/A	—	321	—	282
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A		N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	0.1	769
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	—	651
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	66
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	261
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	372
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
Suveto Buyer, LLC+	Common Stock	N/A	N/A		N/A	6	562	—	296
							11,877	0.6	16,238

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A		N/A	154	$193	—%	$214
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A		N/A	—	292	—	418
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A		N/A	—	5	—	93
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	12	12,566	0.5	12,838
Symplr Software, Inc.+(21)	Preferred Stock	N/A	10.63%	Non-Cash	N/A	2	3,038	0.2	4,319
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	1,528	0.1	1,704
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	1	939	0.1	996
Symplr Software, Inc.+	LLC units	N/A	N/A		N/A	—	161	—	144
Symplr Software, Inc.+	Common Stock	N/A	N/A		N/A	177	—	—	669
Tebra Technologies, Inc.+	Warrant	N/A	N/A		N/A	169	871	—	721
Tebra Technologies, Inc.+	Warrant	N/A	N/A		N/A	53	162	—	200
Tebra Technologies, Inc.+	LLC interest	N/A	N/A		N/A	348	2,824	0.1	2,896
Tebra Technologies, Inc.+	Preferred Stock	N/A	N/A		N/A	1	8	—	11
							22,587	1.0	25,223
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A	N/A		N/A	206	206	—	340
Harri US LLC+	LLC units	N/A	N/A		N/A	83	658	—	653
Harri US LLC+	Preferred Stock	N/A	N/A		N/A	71	455	—	541
Harri US LLC+	Warrant	N/A	N/A		N/A	24	106	—	156
LMP TR Holdings, LLC(21)	LLC units	N/A	N/A		N/A	712	712	0.1	2,725
SSRG Holdings, LLC+	LP Interest	N/A	N/A		N/A	6	61	—	83
Tropical Smoothie Cafe Holdings, LLC+	LP Interest	N/A	N/A		N/A	5	246	0.1	944
							2,444	0.2	5,442
Insurance
Majesco+	LP Interest	N/A	N/A		N/A	—	307	—	381
Majesco+	LP Interest	N/A	N/A		N/A	69	—	—	117
							307	—	498
Internet and Catalog Retail
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	17	17,025	0.7	17,833
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	10	10,219	0.4	10,704
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	1	1,104	—	1,113
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	7	7,034	0.3	6,614
							35,382	1.4	36,264
IT Services
Appriss Health Intermediate Holdings, Inc+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	2,129	0.1	2,207
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	587	462	0.2	4,048
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	154	423	—	1,062
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	35	291	—	244
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		N/A	202	159	0.1	1,289
Critical Start, Inc.+	Common Stock	N/A	N/A		N/A	225	225	—	246
Episerver, Inc.+	Common Stock	N/A	N/A		N/A	75	807	—	552
Kentik Technologies, Inc.+	Preferred Stock	N/A	N/A		N/A	192	1,103	0.1	1,103
Netwrix Corporation+	LLC units	N/A	N/A		N/A	9	18	—	21
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A		N/A	37	367	—	508
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A	N/A		N/A	13	13	—	20
Saturn Borrower Inc.+	LP units	N/A	N/A		N/A	346	346	—	106
							6,343	0.5	11,406

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		N/A	749	$210	0.1%	$1,725
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	67	117	—	176
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	46	80	—	120
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	38	65	—	99
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	33	58	—	86
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	15	24	—	37
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	2	2	—	4
							556	0.1	2,247
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A	N/A		N/A	930	930	0.1	930
Celerion Buyer, Inc.+	LP units	N/A	N/A		N/A	930	—	—	152
PAS Parent Inc.+	LP Interest	N/A	N/A		N/A	9	933	—	772
PAS Parent Inc.+	Preferred Stock	N/A	N/A		N/A	1	139	—	139
Reaction Biology Corporation+	LLC units	N/A	N/A		N/A	—	265	—	337
							2,267	0.1	2,330
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		N/A	3	1,632	0.1	1,144
W3 Co.+	Preferred Stock	N/A	N/A		N/A	—	224	—	200
							1,856	0.1	1,344
Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A		N/A	3	312	—	213
Messenger, LLC+	LLC units	N/A	N/A		N/A	—	—	—	—
							312	—	213
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP Interest	N/A	N/A		N/A	502	502	—	892
Cobalt Buyer Sub, Inc.+(21)	Preferred Stock	N/A	10.00%	Non-Cash	N/A	8	8,319	0.4	9,231
Cobalt Buyer Sub, Inc.+	Preferred Stock	N/A	N/A		N/A	—	168	—	171
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A		N/A	2	2	—	—
							8,991	0.4	10,294
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A		N/A	—	$216	—%	$129
Enboarder, Inc.+(8)(11)	Preferred Stock	N/A	N/A		N/A	56	573	—	578
Filevine, Inc.+	Preferred Stock	N/A	N/A		N/A	221	1,401	0.1	1,541
Filevine, Inc.+	Warrant	N/A	N/A		N/A	33	49	—	162
Net Health Acquisition Corp.+	LP Interest	N/A	N/A		N/A	13	1,509	0.1	1,595
Procure Acquireco, Inc.+	LP Interest	N/A	N/A		N/A	—	486	—	572
							4,234	0.2	4,577
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A		N/A	62	434	—	802
SC Landco Parent, LLC+	Common Stock	N/A	N/A		N/A	2	274	—	260
							708	—	1,062
Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A	N/A		N/A	408	447	—	450

Software
Accela, Inc.+	LLC interest	N/A	N/A		N/A	670	418	—	353
Anaplan, Inc.+	LP Interest	N/A	N/A		N/A	385	385	—	455
Aras Corporation+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	1	1,075	0.1	1,176
Aras Corporation+	LP Interest	N/A	N/A		N/A	306	307	—	274
Astute Holdings, Inc.+	LP Interest	N/A	N/A		N/A	—	304	—	521
Auvik Networks Inc.+(8)(12)	Preferred Stock	N/A	N/A		N/A	26	256	—	257
Auvik Networks Inc.+(8)(12)	Preferred Stock	N/A	N/A		N/A	3	29	—	30
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A		N/A	4,095	4,095	0.1	3,064
Calabrio, Inc.+	LP Interest	N/A	N/A		N/A	1	769	0.1	723
Calabrio, Inc.+	LP Interest	N/A	N/A		N/A	96	0	—	0
Cloudbees, Inc.+	Preferred Stock	N/A	N/A		N/A	149	1,663	0.1	1,719
Cloudbees, Inc.+	Warrant	N/A	N/A		N/A	131	247	0.1	1,122
Cloudbees, Inc.+	Preferred Stock	N/A	N/A		N/A	71	466	0.1	769
Cynet Security Ltd.+(8)(15)	Preferred Stock	N/A	N/A		N/A	143	508	—	529
Diligent Corporation+(21)	Preferred Stock	N/A	10.50%	Non-Cash	N/A	17	17,646	0.7	18,207
Diligent Corporation+	Preferred Stock	N/A	N/A		N/A	415	912	0.1	1,994
FirstUp, Inc.+	Common Stock	N/A	N/A		N/A	221	541	—	345
GS Acquisitionco, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	26	26,956	1.0	26,127
GS Acquisitionco, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	1,626	0.1	1,529
GS Acquisitionco, Inc.+	LP Interest	N/A	N/A		N/A	1	170	—	922
GTY Technology Holdings, Inc.+	LP units	N/A	N/A		N/A	48	48	—	53
Impartner, Inc.+	Preferred Stock	N/A	N/A		N/A	28	226	—	203
Kaseya Inc.+(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	2	1,764	0.1	1,763
Kaseya Inc.+	LP Interest	N/A	N/A		N/A	100	100	—	94
MetricStream, Inc.+	Warrant	N/A	N/A		N/A	168	263	—	167
Ministry Brands Holdings LLC+	LP Interest	N/A	N/A		N/A	438	439	—	251
mParticle, Inc.+	Preferred Stock	N/A	N/A		N/A	162	1,060	0.1	876
mParticle, Inc.+	Warrant	N/A	N/A		N/A	75	16	—	318
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A		N/A	4	9	—	18
PDI TA Holdings, Inc.+	Preferred Stock	N/A	N/A		N/A	92	2,846	0.1	2,934

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personify, Inc.+	LP Interest	N/A			N/A		N/A	716	$942	0.1%	$1,617
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A			N/A		N/A	—	964	0.1	1,449
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A			N/A		N/A	202	329	—	222
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A			N/A		N/A	184	184	—	292
QAD, Inc.+	Preferred Stock	N/A			N/A		N/A	—	222	—	222
QAD, Inc.+	Common Stock	N/A			N/A		N/A	15	0	—	0
Onit, Inc.+(21)	Preferred Stock	N/A			15.00%	Non-Cash	N/A	—	42	—	42
Onit, Inc.+	Warrant	N/A			N/A		N/A	—	6	—	6
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	—	331	—	69
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	3	21	—	0
Riskonnect Parent, LLC+(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	18	19,100	0.7	18,356
Riskonnect Parent, LLC+	LP Interest	N/A			N/A		N/A	857	859	—	842
Riskonnect Parent, LLC+(21)	Preferred Stock	SF +	10.50%	(m)	15.40%	Non-Cash	N/A	—	349	—	361
SnapLogic, Inc.+	Preferred Stock	N/A			N/A		N/A	278	695	0.1	1,327
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	106	75	—	354
Spartan Buyer Acquisition Co.+	Common Stock	N/A			N/A		N/A	1	623	—	272
Spartan Buyer Acquisition Co.+	Preferred Stock	N/A			N/A		N/A	—	38	—	39
Telesoft Holdings LLC+	LP Interest	N/A			N/A		N/A	6	6	—	6
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	62	—	43
Workforce Software, LLC+	Common Stock	N/A			N/A		N/A	—	973	—	487
Workforce Software, LLC+	Common Stock	N/A			N/A		N/A	—	36	—	40
Zendesk, Inc.+	LP units	N/A			N/A		N/A	45	454	—	469
									91,455	3.8	93,308

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(21)	Preferred Stock	N/A	11.50%	Non-Cash	N/A	9	$9,051	0.4%	$8,925
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	1	1,129	—	1,068
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A		N/A	10	1,287	0.1	1,437
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	27	463	—	201
Cycle Gear, Inc.+	Preferred Stock	N/A	N/A		N/A	38	38	—	254
Imperial Optical Midco Inc.+	Preferred Stock	N/A	N/A		N/A	—	122	—	17
Imperial Optical Midco Inc.+	Preferred Stock	N/A	N/A		N/A	—	46	—	6
Imperial Optical Midco Inc.+	Common Stock	N/A	N/A		N/A	—	—	—	8
Pet Holdings ULC+(8)(12)(21)	LP Interest	N/A	N/A		N/A	677	450	0.1	1,707
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	87	—	78
Southern Veterinary Partners, LLC+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	5	5,256	0.3	5,650
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		N/A	—	717	—	1,179
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	188	0.2	4,214
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	37	—	35
							18,871	1.1	24,779
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	226

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A		N/A	20	239	—	473
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A		N/A	—	—	—	1
MakerSights, Inc.+	Preferred Stock	N/A	N/A		N/A	40	218	—	218
R.G. Barry Corporation+	Preferred Stock	N/A	N/A		N/A	—	161	—	223
							618	—	915

Total non-controlled/non-affiliate company equity investments							$232,178	10.6%	$265,333

Total non-controlled/non-affiliate company investments						$5,348,293	$5,529,795	216.7%	$5,429,604

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(24)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(22)	One stop	SF +	8.00%	(m)(n)	12.47%		04/2024	$6,018	$5,994	0.2%	$4,814
Abita Brewing Co., L.L.C.+(7)(22)	Second lien	SF +	8.00%	(m)	12.90%		04/2024	3,962	3,724	—	1,307
Abita Brewing Co., L.L.C.+	One stop	SF +	8.00%		N/A(6)		04/2024	—	—	—	—
								9,980	9,718	0.2	6,121
Energy, Equipment & Services
Benetech, Inc.+(7)(22)	One stop	SF +	6.00%	(m)	11.05%		08/2024	3,912	3,622	0.1	1,370
Benetech, Inc.+(7)(22)	One stop	SF +	6.00%	(m)	11.05%		08/2024	1,233	1,140	—	267
								5,145	4,762	0.1	1,637
Food and Staples Retailing
Rubio's Restaurants, Inc.+(22)	Senior secured	SF +	8.00%	(m)	12.97%		12/2024	13,174	13,025	0.4	10,276
Rubio's Restaurants, Inc.+(22)	Senior secured	SF +	8.00%	(l)(m)	13.02%		12/2024	1,393	1,384	0.1	1,087
								14,567	14,409	0.5	11,363
Healthcare Providers and Services
Elite Dental Partners LLC+(22)	One stop	SF +	5.25%	(m)	10.15%	PIK	06/2023	12,336	12,347	0.4	9,375
Elite Dental Partners LLC+(22)	One stop	SF +	12.00%	(m)	16.90%	PIK	06/2023	5,000	5,000	0.2	4,750
Elite Dental Partners LLC+(22)	One stop	SF +	5.25%	(m)	10.15%	PIK	06/2023	1,330	1,330	—	1,330
								18,666	18,677	0.6	15,455
Software
Switchfly LLC+(22)	One stop	N/A			1.00%	PIK	10/2024	6,560	6,529	0.2	4,461
Switchfly LLC+(22)	One stop	N/A			1.00%	PIK	10/2024	548	545	—	373
Switchfly LLC+(22)	One stop	N/A			1.00%	PIK	10/2024	42	42	—	28
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	13.28%		10/2024	2	2	—	(21)
								7,152	7,118	0.2	4,841

Total non-controlled/affiliate debt investments								$55,510	$54,684	1.6%	$39,417

Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A		N/A	210	$—	—%	$2

Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred Stock	N/A			N/A		N/A	2,779	2,276	—	193
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	886	182	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	536	110	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	89	6	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	52	3	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A		N/A	18	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	18	$—	—%	$—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	89	—	—	—
							2,577	—	193
Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	2,902	—	799
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
							4,152	—	799
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	2,321	0.1	2,174
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	471
							3,271	0.1	2,645

Total non-controlled/affiliate equity investments							$10,000	0.1%	$3,639

Total non-controlled/affiliate investments							$64,684	1.7%	$43,056

Controlled affiliate company investments(25)
Debt Investments
IT Services
MMan Acquisition Co.+(7)(22)	One stop	N/A	10.00%	PIK	08/2023	$31,043	$19,497	0.4%	$9,934
MMan Acquisition Co.+(22)	One stop	N/A	8.00%	PIK	08/2023	1,717	1,716	0.1	1,682
MMan Acquisition Co.+(22)	One stop	N/A	12.00%	PIK	08/2023	952	952	—	952
MMan Acquisition Co.+(22)	One stop	N/A	12.00%	PIK	08/2023	275	275	—	275
MMan Acquisition Co.+(22)	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
Total controlled affiliate debt investments						$34,836	$23,289	0.5%	$13,692

Equity Investments (19)(20)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A		N/A	—	$927	—%	$—

Total controlled affiliate equity investments							$927	—%	$—

Total controlled affiliate investments							$24,216	0.5%	$13,692

Total investments							$5,618,695	218.9%	$5,486,352

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.7%	(26)			$27,915	1.1%	$27,915
Allspring Treasury Plus Money Market Fund (CUSIP 94975H296)			4.6%	(26)			14,140	0.6	14,140
Morgan Stanley Institutional Liquidity Funds Treasury Securities Portfolio (CUSIP 61747C525)			4.4%	(26)			22,208	0.9	22,208
Total money market funds							$64,263	2.6%	$64,263
Total Investments and Money Market Funds							$5,682,958	221.5%	$5,550,615

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2023, as the loan may have priced or repriced based on an index rate prior to March 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 4.86% as of March 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.19% as of March 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.31% as of March 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of March 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.04% as of March 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.34% as of March 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to the Three Month AUD, which was 3.77% as of March 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 4.98% as of March 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.03% as of March 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.18% as of March 31, 2023.
(k) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.87% as of March 31, 2023.
(l) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.80% as of March 31, 2023.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.91% as of March 31, 2023.
(n) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.90% as of March 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023.
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
(6)The entire commitment was unfunded as of March 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 13.8% of the Company's total assets calculated in accordance with the 1940 Act.
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
March 31, 2023
(In thousands)
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2023.
(23)The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(24)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of March 31, 2023	Interest, dividend and fee income
Abita Brewing Co. LLC	$8,071	$675	$(472)	$(2,151)	$—	$6,123	$373
Benetech, Inc.	1,740	321	(257)	(167)	—	1,637	9
Elite Dental Partners LLC	20,689	2,634	(18)	(7,051)	—	16,254	943
Rubio's Restaurants, Inc	13,174	1,783	—	(3,401)	—	11,556	922
Sloan Company, Inc.	6,318	38	(6,329)	(347)	320	—	344
Switchfly LLC	7,697	144	—	(355)	—	7,486	69
Total Non-Controlled Affiliates	$57,689	$5,595	$(7,076)	$(13,472)	$320	$43,056	$2,660

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
(25)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of March 31, 2023	Interest, dividend and fee income
MMan Acquisition Co.	$14,073	$1,018	$(820)	$(579)	$—	$13,692	$142
Total Controlled Affiliates	$14,073	$1,018	$(820)	$(579)	$—	$13,692	$142

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(26)The rate shown is the annualized seven-day yield as of March 31, 2023.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
Tronair Parent, Inc.+	Senior secured	L +	6.25%	(b)	8.67%	cash/	0.50%	PIK	09/2023	$672	$670	—%	$618
Tronair Parent, Inc.+	Senior secured	L +	6.25%	(b)	8.67%	cash/	0.50%	PIK	06/2023	100	99	—	88
Whitcraft LLC*#+	One stop	L +	6.00%	(b)	9.67%				04/2023	62,608	62,693	2.4	60,729
Whitcraft LLC+	One stop	P +	5.00%	(d)	11.25%				04/2023	42	38	—	33
										63,422	63,500	2.4	61,468
Airlines
Aurora Lux Finco S.A.R.L. +(8)(13)	One stop	L +	6.00%	(b)	8.78%				12/2026	975	961	—	926

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	4.75%	(l)	7.26%				04/2028	9,638	9,483	0.4	9,542
COP CollisionRight Holdings, Inc.+	One stop	SF +	4.75%	(l)	8.45%				04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2028	—	(2)	—	(3)
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	6.78%				08/2027	4,890	4,850	0.2	4,890
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	8.17%				08/2027	994	973	—	994
Covercraft Parent III, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)				08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(c)	8.51%				05/2027	6,099	6,004	0.3	5,855
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(c)	8.67%				05/2027	1,021	1,006	—	981
Polk Acquisition Corp.*#+	Senior secured	SF +	6.00%	(k)	9.03%				12/2024	18,007	17,927	0.7	17,777
Polk Acquisition Corp.+	Senior secured	SF +	6.50%	(k)	9.53%				03/2023	695	693	—	695
Polk Acquisition Corp.+	Senior secured	SF +	6.00%	(k)	9.03%				12/2024	106	108	—	104
Polk Acquisition Corp.+	Senior secured	SF +	6.00%	(k)	9.03%				12/2024	106	106	—	105
										41,583	41,173	1.6	40,966
Automobiles
CG Group Holdings, LLC*#+	One stop	L +	7.25%	(b)	8.92%	cash/	2.00%	PIK	07/2027	31,441	31,084	1.1	28,925
CG Group Holdings, LLC+	One stop	L +	7.25%	(a)	8.37%	cash/	2.00%	PIK	07/2026	338	334	—	311
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(k)	9.38%				12/2027	42,864	42,490	1.7	41,579
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	198	196	—	192
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	100	99	—	97
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	80	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	80	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.28%				12/2027	66	65	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	9.45%				12/2027	978	949	—	949
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	660	654	—	640
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	120	119	—	116
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	114	113	—	111
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	82	81	—	80
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(29)	—	(29)
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	9.42%				09/2025	15,314	15,116	0.6	14,855
JHCC Holdings LLC+	One stop	P +	4.75%	(d)	11.00%				09/2025	496	491	—	481
JHCC Holdings LLC+	One stop	L +	5.75%	(b)(d)	9.91%				09/2025	295	292	—	286
JHCC Holdings LLC+	One stop	P +	4.75%	(b)(d)	10.30%				09/2025	57	56	—	54
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	9.42%				09/2025	302	267	—	269

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L +	5.50%	(b)	9.17%		11/2028	$7,538	$7,472	0.3%	$7,387
BECO Holding Company, Inc.+(5)	One stop	L +	5.50%		N/A(6)		11/2027	—	(4)	—	(9)
BECO Holding Company, Inc.+(5)	One stop	L +	5.50%		N/A(6)		11/2028	—	(17)	—	(39)
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	4,106	4,107	0.2	4,106
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	1,388	1,403	0.1	1,388
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	895	901	—	895
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	844	839	—	844
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	429	436	—	429
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	274	275	—	274
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(b)(c)	7.13%		03/2024	886	877	—	886
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	214	214	—	214
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	114	114	—	114
								16,688	16,617	0.6	16,489
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L +	5.25%	(b)	7.53%		07/2024	12,444	12,502	0.5	12,319
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	9,913	9,845	0.4	9,813
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	1,891	1,885	0.1	1,872
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	21	22	—	19
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	8.11%		09/2028	31,048	36,136	1.2	30,116
PHM NL SP Bidco B.V.+(8)(14)	One stop	L +	6.25%	(c)	10.42%		09/2028	13,766	13,559	0.5	13,353
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(i)	8.44%		09/2028	6,711	7,914	0.2	6,510
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	6.31%		09/2028	3,282	3,710	0.1	3,161
								79,076	85,573	3.0	77,163
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*+	One stop	L +	5.25%	(b)	8.92%		10/2028	16,063	15,862	0.6	15,741
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(20)	—	(48)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%	(i)	7.22%		11/2025	9,675	11,066	0.4	9,675
Hydraulic Authority III Limited+(8)(9)(10)	One stop	E +	5.00%	(e)	6.19%		11/2025	1,057	1,122	—	1,057
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A			11.00%	PIK	11/2028	217	251	—	217
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%		N/A(6)		11/2025	—	—	—	—
North Haven Stack Buyer, LLC*+	One stop	SF +	5.50%	(k)	8.63%		07/2027	8,767	8,626	0.4	8,591

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+(5)	One stop	SF +	5.50%		N/A(6)				07/2027	$—	$(22)	—%	$(56)
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	38	37	—	35
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	2,953	2,929	0.1	2,894
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	974	966	—	955
OVG Business Services, LLC+	One stop	L +	6.25%	(a)	9.34%				11/2028	1,800	1,764	0.1	1,764
OVG Business Services, LLC+	One stop	L +	5.50%	(a)	8.14%				11/2026	9	9	—	8
Profile Products LLC+	One stop	L +	5.50%	(b)	8.43%				11/2027	5,466	5,359	0.2	5,466
Profile Products LLC+(8)	One stop	L +	5.50%	(b)	8.42%				11/2027	1,288	1,266	0.1	1,288
Profile Products LLC+	One stop	L +	5.50%	(a)(d)	8.60%				11/2027	18	17	—	18
Profile Products LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(8)	—	—
Profile Products LLC+(5)	One stop	L +	5.25%		N/A(6)				11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	29,523	29,029	1.2	28,932
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	20,873	20,681	0.8	20,456
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	9,900	9,775	0.4	9,702
Radwell Parent, LLC+	One stop	SF +	5.75%	(l)	9.40%				03/2029	19,076	18,789	0.7	18,313
Radwell Parent, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2028	—	(4)	—	(9)
Radwell Parent, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2029	—	(8)	—	(22)
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	7.08%				06/2027	2,458	2,419	0.1	2,409
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	8.60%				06/2027	33	32	—	31
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
WRE Holding Corp.*#	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	2,229	2,225	0.1	2,229
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	920	920	—	920
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	675	673	—	675
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	399	398	—	399
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	128	129	—	128
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	14	13	—	14
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.99%				01/2025	16	14	—	16
										134,592	134,328	5.2	131,817
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L +	5.50%	(b)	8.57%				09/2028	10,349	10,174	0.4	10,142
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	6.25%				09/2028	1,041	1,240	—	1,020
										11,390	11,414	0.4	11,162
Containers and Packaging
AmerCareRoyal LLC+	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	748	739	—	733
AmerCareRoyal LLC+	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	160	158	—	156
AmerCareRoyal LLC+	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	155	153	—	152
AmerCareRoyal LLC+(8)	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	134	133	—	132
Chase Intermediate+	One stop	L +	5.00%	(b)(c)	8.00%				10/2028	9,900	9,819	0.4	9,702
Chase Intermediate+(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(3)	—	(7)
Chase Intermediate+(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(11)	—	(24)
Fortis Solutions Group, LLC*#+	One stop	L +	5.50%	(b)(c)	9.59%				10/2028	33,683	33,177	1.3	33,346
Fortis Solutions Group, LLC+	One stop	L +	5.50%	(c)	9.67%				10/2027	20	15	—	17
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(95)	—	(12)
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(40)	—	(56)
										44,800	44,045	1.7	44,139

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC+	Senior secured	SF +	4.50%	(l)	7.13%	07/2027	$1,244	$1,231	—%	$1,232
WSC Holdings Midco LLC+	Senior secured	SF +	4.50%	(l)	7.30%	07/2027	1,797	1,782	0.1	1,779
WSC Holdings Midco LLC+	Senior secured	SF +	4.50%	(l)	7.13%	07/2027	2,961	2,931	0.1	2,932
WSC Holdings Midco LLC+(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC+(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
							6,002	5,942	0.2	5,941
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	1,589	1,560	0.1	1,557
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	1,524	1,479	0.1	1,493
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	8.19%	02/2026	1,099	1,099	0.1	1,077
Certus Pest, Inc.#	One stop	SF +	6.25%	(l)(m)	10.04%	02/2026	1,080	1,070	0.1	1,058
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	753	739	—	738
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	664	632	—	651
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	647	643	—	634
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	382	374	—	374
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	239	225	—	235
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	131	105	—	128
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	55	50	—	54
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(13)	—	(99)
CHHJ Midco, LLC#	Senior secured	L +	5.00%	(a)	8.12%	01/2026	2,723	2,705	0.1	2,723
CHHJ Midco, LLC+	Senior secured	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	7.24%	07/2027	1,713	1,699	0.1	1,696
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	6.78%	07/2027	1,669	1,648	0.1	1,652
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	6.87%	07/2027	1,094	1,082	0.1	1,083
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	7.19%	07/2027	773	764	—	765
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	6.78%	07/2027	199	196	—	197
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.75%	(b)	7.75%	07/2027	120	118	—	120
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC+	One stop	SF +	6.50%	(l)	10.00%	09/2028	2,593	2,548	0.1	2,548
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(15)	—	(15)
DP Flores Holdings, LLC+	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(25)	—	—
EMS LINQ, LLC+	One stop	L +	6.25%	(a)	9.37%	12/2027	9,591	9,508	0.4	9,495
EMS LINQ, LLC+(5)	One stop	L +	6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	930	920	0.1	920
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	74	73	—	73
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	14	14	—	14
Excelligence Learning Corporation#+	One stop	L +	6.00%	(b)	9.67%	04/2023	10,240	10,204	0.4	10,240
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	9.13%	03/2027	9,098	8,964	0.3	8,756
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	9.13%	03/2027	314	303	—	287
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	03/2027	—	(1)	—	(3)
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(13)	—	(14)
FSS Buyer LLC+	One stop	L +	5.75%	(a)	8.87%	08/2028	5,491	5,399	0.2	5,272
FSS Buyer LLC+(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(m)	7.51%	06/2029	7,782	7,634	0.3	7,627

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2028	$—	$(2)	—%	$(2)
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(c)	8.92%				03/2025	2,497	2,521	0.1	2,297
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	8.42%				03/2025	1,344	1,341	—	1,236
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)(c)	8.30%				03/2025	606	598	—	558
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	7.63%				03/2025	33	32	—	29
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%				11/2026	25,462	25,129	1.0	25,971
Liminex, Inc.+	One stop	SF +	6.25%	(l)	9.95%				11/2026	20,000	19,816	0.8	19,800
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%				11/2026	800	794	—	816
Liminex, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L +	6.00%	(a)	9.12%				05/2026	5,718	5,666	0.2	5,662
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	3,674	3,688	0.1	3,609
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	688	705	—	676
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	688	705	—	676
Litera Bidco LLC+	One stop	L +	6.00%	(a)	9.12%				05/2026	517	513	—	512
Litera Bidco LLC+	One stop	L +	5.75%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	8.88%				04/2029	7,654	7,510	0.3	7,347
Mario Purchaser, LLC+	One stop	SF +	10.75%	(k)	13.88%	PIK			04/2032	1,527	1,487	0.1	1,497
Mario Purchaser, LLC+(5)	One stop	P +	4.75%		N/A(6)				04/2028	—	(1)	—	(3)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	8.88%				04/2029	109	104	—	94
Mathnasium, LLC#	One stop	L +	5.00%	(b)	7.91%				11/2027	9,261	9,182	0.4	9,168
Mathnasium, LLC+	One stop	L +	5.00%	(b)	7.91%				11/2027	13	12	—	12
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	7,874	7,798	0.3	7,874
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	242	239	—	242
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	141	140	—	141
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	133	117	—	133
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2028	12	11	—	12
PADI Holdco, Inc.*#	One stop	L +	7.25%	(b)	8.82%	cash/	1.50%	PIK	04/2024	21,638	21,619	0.8	20,771
PADI Holdco, Inc.+(8)(9)	One stop	E +	7.25%	(e)	6.33%	cash/	1.50%	PIK	04/2024	17,873	20,923	0.7	17,156
PADI Holdco, Inc.+	One stop	L +	7.25%	(b)	9.38%	cash/	1.50%	PIK	04/2024	824	820	—	791
PADI Holdco, Inc.+	One stop	L +	7.25%	(b)	8.90%	cash/	1.50%	PIK	04/2024	170	170	—	163
PADI Holdco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2023	—	(1)	—	(4)
Provenance Buyer LLC#+	One stop	L +	5.00%	(a)	8.12%				06/2027	18,279	17,987	0.7	18,279
Provenance Buyer LLC+	One stop	L +	5.00%	(a)	8.12%				06/2027	9,975	9,881	0.4	9,975
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(m)	9.48%				04/2028	17,729	17,565	0.7	17,551
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(2)
										238,062	238,745	9.2	234,367

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	L +	5.00%	(b)	8.67%	12/2024	$1,628	$1,609	0.1%	$1,628

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L +	5.50%	(a)	8.62%	10/2025	20,121	19,964	0.8	20,121
CST Buyer Company#+	One stop	L +	5.50%	(a)	8.62%	10/2025	10,140	10,074	0.4	10,140
CST Buyer Company+	One stop	L +	5.50%		N/A(6)	10/2025	—	—	—	—
Electrical Source Holdings, LLC*#+	One stop	L +	5.00%	(b)	8.07%	11/2025	75,982	75,698	3.0	75,982
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%	11/2025	19,780	19,780	0.8	19,780
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	8.07%	11/2025	1,752	1,752	0.1	1,752
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	648	642	—	648
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	137	136	—	137
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	94	94	—	94
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	89	88	—	89
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	88	86	—	88
Electrical Source Holdings, LLC+(5)	Senior secured	L +	5.00%		N/A(6)	11/2025	—	(2)	—	—
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	46	45	—	46
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.07%	11/2025	41	41	—	41
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	35	35	—	35
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	17	17	—	17
Electrical Source Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)	11/2025	—	(119)	—	—
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	7.77%	11/2025	2,305	2,305	0.1	2,305
							131,275	130,636	5.2	131,275

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	$13,490	$13,288	0.5%	$13,490
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	1,112	1,094	0.1	1,112
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#+	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2023	5,001	4,962	0.2	4,851
Flavor Producers, LLC+	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2022	2	2	—	2
Kodiak Cakes, LLC*#+	Senior secured	L +	6.00%	(b)	9.67%				06/2027	12,369	12,246	0.4	11,379
Kodiak Cakes, LLC+	Senior secured	L +	6.00%	(b)	9.67%				06/2026	100	99	—	87
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(k)	9.38%				07/2027	9,777	9,698	0.4	8,994
Louisiana Fish Fry Products, Ltd.+	One stop	L +	6.25%	(c)(k)	9.24%				07/2027	73	71	—	65
MAPF Holdings, Inc.*#+	One stop	L +	5.50%	(b)	9.17%				12/2026	37,979	37,709	1.5	37,979
MAPF Holdings, Inc.+	One stop	L +	5.50%	(b)	9.17%				12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.*+	One stop	L +	6.00%	(c)	8.88%				12/2026	17,722	17,551	0.7	17,367
P&P Food Safety Holdings, Inc.+	One stop	L +	6.00%	(b)	9.67%				12/2026	38	37	—	36
P&P Food Safety Holdings, Inc.+(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(5)	—	—
Purfoods, LLC+	One stop	N/A			7.00%	PIK			05/2026	66	69	—	66
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)	9.62%				08/2027	6,671	6,604	0.2	6,004
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)(d)	9.92%				08/2027	47	19	—	41
Whitebridge Pet Brands, LLC*#+	One stop	L +	5.00%	(a)	8.12%				07/2027	23,003	22,686	0.9	23,003
Whitebridge Pet Brands, LLC+	One stop	L +	5.00%	(a)	7.98%				07/2027	130	128	—	130
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(i)	6.94%				03/2029	6,067	7,062	0.2	6,067
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	4.75%		N/A(6)				09/2028	—	(1)	—	—
										133,717	133,385	5.1	130,743

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	L +	5.00%	(b)	7.39%				06/2025	$4,115	$4,155	0.2%	$4,074
Aspen Medical Products, LLC+	One stop	L +	5.00%	(b)	7.39%				06/2025	263	262	—	260
Aspen Medical Products, LLC+	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.50%	(j)	9.61%				08/2028	5,415	5,353	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(e)	6.70%				08/2028	2,839	3,389	0.1	2,806
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SF +	6.50%	(i)	8.76%				08/2028	790	940	—	784
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(e)	7.64%				08/2028	677	756	—	669
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SF +	6.50%		N/A(6)				08/2028	—	(17)	—	(8)
Belmont Instrument, LLC+	One stop	SF +	6.25%	(l)	9.69%				08/2028	9,900	9,803	0.4	9,801
Belmont Instrument, LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(1)
Blades Buyer, Inc.#+	Senior secured	SF +	4.75%	(l)(m)	7.43%				03/2028	10,045	9,940	0.4	9,786
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(k)	7.47%				03/2028	33	31	—	27
Blades Buyer, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2028	—	(1)	—	(8)
Blades Buyer, Inc.+	Senior secured	SF +	4.75%		N/A(6)				03/2028	—	—	—	—
Blue River Pet Care, LLC*#+	One stop	L +	5.00%	(a)	8.12%				07/2026	51,197	50,889	2.0	50,686
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				08/2025	—	(2)	—	(4)
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				07/2026	—	(10)	—	(11)
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	7.94%				07/2026	180	178	—	178
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	8.12%				07/2026	173	172	—	171
CCSL Holdings, LLC*+	One stop	SF +	6.50%	(k)	9.63%				12/2026	15,399	15,261	0.6	15,244
CCSL Holdings, LLC+	One stop	SF +	6.50%	(k)	9.63%				12/2026	4,156	4,123	0.2	4,114
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.50%	(i)	8.79%				12/2026	2,175	2,428	0.1	2,154
CCSL Holdings, LLC+	One stop	SF +	6.50%	(d)(k)	9.73%				12/2026	115	113	—	113
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(15)	—	(14)
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(24)	—	(26)
CMI Parent Inc.#+	Senior secured	L +	4.25%	(b)	7.26%				08/2025	6,499	6,563	0.3	6,434
CMI Parent Inc.+	Senior secured	L +	4.25%	(b)	7.92%				08/2025	3,220	3,196	0.1	3,188
CMI Parent Inc.+(5)	Senior secured	L +	4.25%		N/A(6)				08/2025	—	(2)	—	(4)
CMI Parent Inc.+	Senior secured	SF +	4.75%	(l)	8.30%				08/2025	2,932	2,903	0.1	2,903
G & H Wire Company, Inc.#+	One stop	L +	8.00%	(c)	11.17%	cash/	1.00%	PIK	09/2023	11,133	11,109	0.4	10,911
G & H Wire Company, Inc.+	One stop	L +	8.00%	(b)	10.24%	cash/	1.00%	PIK	10/2022	72	72	—	68
Joerns Healthcare, LLC*+(7)	One stop	SF +	16.00%	(l)	9.75%	cash/	10.00%	PIK	08/2024	2,084	1,963	—	104
Joerns Healthcare, LLC*+(7)	One stop	SF +	16.00%	(l)	9.75%	cash/	10.00%	PIK	08/2024	2,003	1,889	—	—
Joerns Healthcare, LLC+	One stop	N/A			15.00%	PIK			11/2022	1,290	1,287	—	1,161
										136,705	136,703	5.1	130,975

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	8.58%				12/2027	$8,329	$8,256	0.3%	$8,079
AAH TOPCO, LLC +	Subordinated debt	N/A			11.50%	PIK			12/2031	1,080	1,062	—	1,026
AAH TOPCO, LLC +(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	8.36%				12/2027	193	187	—	175
Active Day, Inc.#+	One stop	SF +	5.25%	(k)	8.38%				02/2025	17,746	17,566	0.7	17,389
Active Day, Inc.#+	One stop	SF +	5.25%	(k)	8.38%				02/2025	1,369	1,356	0.1	1,343
Active Day, Inc.*#	One stop	SF +	5.25%	(k)	8.38%				02/2025	883	874	0.1	865
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	704	696	0.1	689
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	620	615	—	608
Active Day, Inc.*#	One stop	SF +	5.25%	(k)	8.38%				02/2025	610	604	—	597
Active Day, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.47%				03/2025	16,467	16,342	0.6	16,213
Acuity Eyecare Holdings, LLC+	One stop	N/A			15.00%				06/2027	10,440	10,239	0.4	10,440
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	4,077	4,071	0.2	4,036
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.77%				03/2025	3,632	3,607	0.2	3,596
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(l)	9.95%				03/2025	3,504	3,516	0.2	3,469
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	3,203	3,246	0.1	3,172
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.02%				03/2025	2,047	2,016	0.1	2,016
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	1,868	1,909	0.1	1,849
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	452	455	—	447
Acuity Eyecare Holdings, LLC+	One stop	SF +	13.00%	(l)	9.95%	cash/	6.75%	PIK	03/2025	251	250	—	266
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	167	166	—	165
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.71%				03/2025	61	51	—	45
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(l)	9.04%				03/2025	110	109	—	109
Acuity Eyecare Holdings, LLC+	One stop	SF +	13.00%	(l)	9.76%	cash/	6.75%	PIK	03/2025	96	96	—	102
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.94%				03/2025	145	145	—	143
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.06%				03/2025	208	206	—	205
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	P +	3.75%	(d)	10.00%				07/2021	17,456	6,855	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	L +	8.50%	(a)	11.62%				07/2021	6,906	6	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	P +	3.75%	(d)	10.00%				07/2021	1,190	469	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	P +	3.75%	(d)	10.00%				07/2021	888	544	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	4,708	4,661	0.2	4,505
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	3,936	3,882	0.2	3,766
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	1,900	1,874	0.1	1,900
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	726	719	—	726
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	163	159	—	163
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(a)	9.37%				03/2027	97	95	—	89
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(3)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.25%		N/A(6)				03/2027	—	(1)	—	(3)
Community Care Partners, LLC+	One stop	SF +	5.75%	(k)	8.89%				06/2026	2,349	2,330	0.1	2,325
Community Care Partners, LLC+(5)	One stop	SF +	5.75%		N/A(6)				06/2026	—	(3)	—	(3)
CRH Healthcare Purchaser, Inc.*+	Senior secured	L +	4.50%	(b)	8.17%				12/2024	19,502	19,499	0.8	19,502

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	8.17%				12/2024	$5,197	$5,162	0.2%	$5,197
CRH Healthcare Purchaser, Inc.#+	Senior secured	L +	4.50%	(b)	8.17%				12/2024	4,112	4,098	0.2	4,112
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	8.17%				12/2024	3,521	3,495	0.2	3,521
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	8.10%				12/2024	50	49	—	50
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				04/2025	49,685	59,896	1.9	47,200
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(i)	9.94%				04/2026	17,630	21,227	0.7	16,748
Emerge Intermediate, Inc.*#	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	19,277	19,162	0.8	19,277
Emerge Intermediate, Inc.+	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	1,745	1,734	0.1	1,745
Emerge Intermediate, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	985	979	—	965
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	619	615	—	607
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	307	305	—	301
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	294	292	—	288
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	266	264	—	261
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	244	243	—	239
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	163	162	—	160
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	114	113	—	112
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	110	110	—	107
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	68	68	—	67
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	57	56	—	56
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	56	55	—	55
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	32	32	—	32
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	10	10	—	10
Encorevet Group LLC+(5)	Senior secured	L +	6.75%		N/A(6)				11/2024	—	—	—	(1)
Encorevet Group LLC+(5)	One stop	L +	6.75%		N/A(6)				11/2024	—	(1)	—	—
ERC Topco Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	9,546	9,471	0.4	9,259
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(3)	—	(7)
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	19,569	19,596	0.5	12,720
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	8,584	8,615	0.2	5,580
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	7,518	7,546	0.2	4,887
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	5,533	5,538	0.1	3,596
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	2,567	2,577	0.1	1,669
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,648	1,654	—	1,070
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,218	1,222	—	792
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,073	1,077	—	697
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	1,168	1,159	—	613
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	693	695	—	451
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	428	428	—	278
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	837	832	—	837
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	837	832	—	544
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	7.26%				03/2027	$11,224	$11,520	0.4%	$11,224
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(9)(12)	One stop	C +	4.50%		N/A(6)				03/2027	—	(2)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	502	542	—	502
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	178	183	—	178
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L +	4.50%	(b)	8.17%				03/2027	74	74	—	74
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(12)	One stop	SF +	4.50%		N/A(6)				03/2027	—	(1)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	736	777	—	736
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(l)	7.63%				12/2026	844	837	—	827
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(l)	7.63%				12/2026	62	61	—	59
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	L +	4.50%	(b)	8.17%				03/2028	9,997	9,919	0.4	9,997
Klick Inc.+(5)(8)(12)	Senior secured	L +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	2,311	2,305	0.1	2,311
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	1,858	1,846	0.1	1,858
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	1,091	1,113	—	1,091
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior secured	L +	5.25%		N/A(6)				05/2025	—	(14)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	17,736	19,985	0.7	17,381
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	4,326	4,275	0.2	4,239
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	2,816	2,791	0.1	2,760
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	1,081	1,188	—	1,060
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	563	586	—	519
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.65%				05/2026	103	106	—	100
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2026	60	60	—	59
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	18	18	—	16
Oliver Street Dermatology Holdings, LLC+(7)	One stop	SF +	11.43%	(l)	15.13%				01/2023	22,787	16,786	0.7	17,090
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	13,521	12,666	0.5	12,845
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	348	329	—	331
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	18,732	18,730	0.7	18,732
Pinnacle Treatment Centers, Inc.*	One stop	L +	5.75%	(b)	8.56%				01/2023	7,553	7,548	0.3	7,553
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	1,539	1,539	0.1	1,539
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	695	695	—	695
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	184	184	—	184
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(a)	8.81%				01/2023	145	145	—	145
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	105	105	—	105
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	37	37	—	37
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	25,694	25,514	0.8	19,270
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	312	310	—	234
PPT Management Holdings, LLC+(7)	One stop	L +	10.50%	(b)	8.28%	cash/	4.50%	PIK	12/2022	284	282	—	214
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	184	183	—	138
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	90	88	—	68
PPT Management Holdings, LLC+	One stop	L +	10.50%		N/A(6)				12/2022	—	—	—	—

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior secured	L +	8.25%	(b)	10.95%				09/2024	$374	$373	—%	$370
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(k)	8.78%				05/2028	5,248	5,199	0.2	5,143
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(k)	8.78%				05/2028	10	10	—	9
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(8)	—	(31)
Connexin Software, Inc.+	One stop	L +	8.50%	(b)	11.31%				02/2024	8,619	8,644	0.3	8,619
Connexin Software, Inc.+	One stop	L +	8.50%		N/A(6)				02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(l)	10.56%				03/2027	7,549	7,493	0.3	7,549
ESO Solution, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	6,186	6,161	0.2	6,025
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	2,949	2,919	0.1	2,872
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	1,943	1,929	0.1	1,892
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.84%				08/2026	1,355	1,336	0.1	1,320
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	635	631	—	618
HSI Halo Acquisition, Inc.+	One stop	L +	5.75%	(a)	8.31%				09/2025	13	12	—	11
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.86%				08/2026	132	130	—	128
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%				06/2025	3,931	3,970	0.2	3,891
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%				06/2025	1,917	1,909	0.1	1,899
Nextech Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				06/2025	—	(1)	—	(6)
Plasma Buyer LLC+	One stop	SF +	5.75%	(l)	9.30%				05/2029	5,403	5,301	0.2	5,295
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(13)	—	(28)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%				06/2025	14,968	14,968	0.6	14,668
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	8.67%				06/2025	12,194	12,120	0.5	11,950
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%				06/2025	1,455	1,449	—	1,425
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	8.67%				06/2025	973	973	—	953
Qgenda Intermediate Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	(4)
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	10,386	10,215	0.4	10,386
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	10,110	9,614	0.4	10,110
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	6,661	6,404	0.3	6,661
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,713	1,686	0.1	1,713
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,523	1,482	0.1	1,523
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,142	1,124	—	1,142
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	952	937	—	952
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	761	749	—	761
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	152	149	—	152
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	80	80	—	80
Transaction Data Systems, Inc.*#+	One stop	L +	4.50%	(b)	8.17%				02/2026	66,280	65,504	2.6	64,955
Transaction Data Systems, Inc.+(5)	One stop	L +	4.50%		N/A(6)				02/2026	—	(4)	—	(6)
Veranex, Inc.+	Senior secured	SF +	4.75%	(m)	7.52%				04/2028	3,178	3,149	0.1	3,146
Veranex, Inc.+(5)	Senior secured	P +	3.75%		N/A(6)				04/2028	—	—	—	(1)
Veranex, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				04/2028	—	(1)	—	(3)
										178,792	176,591	6.9	176,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(m)	9.19%				08/2028	$7,679	$7,604	0.3%	$7,602
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(20)	—	(20)
BJH Holdings III Corp.*#+	One stop	L +	4.50%	(a)	7.58%				08/2025	50,571	51,317	2.0	49,561
BJH Holdings III Corp.+	One stop	L +	4.50%	(a)	7.59%				08/2025	70	66	—	54
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	8.37%				07/2024	7,096	7,080	0.3	7,096
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	8.37%				07/2024	1,092	1,090	—	1,092
Davidson Hotel Company, LLC+	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(m)	7.58%				01/2026	9,393	9,401	0.4	9,393
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	896	897	—	896
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	8	8	—	8
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				01/2026	—	(12)	—	—
Freddy's Frozen Custard LLC+	One stop	L +	5.00%	(b)	8.16%				03/2027	9,160	9,093	0.4	9,160
Freddy's Frozen Custard LLC+(5)	One stop	L +	5.00%		N/A(6)				03/2027	—	(1)	—	—
Harri US LLC+	One stop	L +	10.00%	(b)	8.91%	cash/	4.00%	PIK	08/2026	804	720	—	806
Harri US LLC+	One stop	L +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L +	10.00%		N/A(6)				08/2026	—	(6)	—	4
Health Buyer, LLC+	Senior secured	SF +	5.25%	(m)	7.98%				04/2029	2,604	2,567	0.1	2,447
Health Buyer, LLC+	Senior secured	SF +	5.25%	(k)	8.03%				04/2028	2	2	—	1
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	8.45%				11/2025	1,000	990	—	1,000
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	8.45%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.25%	(l)	7.98%				09/2026	19,950	19,767	0.8	19,950
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.25%	(k)(l)	8.26%				09/2026	13,695	13,553	0.6	13,695
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)(l)	8.01%				09/2026	5,830	5,773	0.2	5,830
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	4.25%		N/A(6)				09/2026	—	(1)	—	—
										129,870	129,907	5.1	128,594
Household Durables
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	4,615	4,569	0.2	4,615
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	1,805	1,786	0.1	1,805
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	1,203	1,193	—	1,203
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	1,072	1,060	—	1,072
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.08%				01/2026	82	82	—	82
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	56	52	—	56
Groundworks LLC+	Senior secured	L +	5.00%		N/A(6)				01/2026	—	—	—	—
										8,833	8,742	0.3	8,833
Household Products
WU Holdco, Inc.#+	One stop	L +	5.50%	(b)	9.17%				03/2026	3,743	3,790	0.1	3,630
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	9.17%				03/2026	1,318	1,318	0.1	1,279
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	9.17%				03/2026	342	340	—	332
WU Holdco, Inc.+	One stop	L +	5.50%	(b)(c)	8.11%				03/2025	26	25	—	24
										5,429	5,473	0.2	5,265
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	L +	4.75%	(a)	7.87%				04/2026	2,355	2,401	0.1	2,331
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	8.42%				04/2026	135	134	—	134
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	8.42%				04/2026	76	75	—	74
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%		N/A(6)				04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)	9.67%				07/2027	3,922	3,847	0.2	3,844
Dwyer Instruments, Inc.+	One stop	L +	5.50%	(c)	8.38%				07/2027	7	6	—	6

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.+(5)	One stop	L +	6.00%		N/A(6)	07/2027	$—	$(9)	—%	$(10)
Essential Services Holdings Corporation+	One stop	L +	5.75%	(a)(b)	8.07%	11/2026	819	810	—	789
Essential Services Holdings Corporation+(5)	One stop	L +	5.75%		N/A(6)	11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	8.59%	08/2029	7,131	6,989	0.3	7,060
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(e)	6.08%	08/2029	1,155	1,193	—	1,144
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	8.59%	08/2028	92	89	—	89
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(13)	—	(14)
Madison Safety & Flow LLC+	Senior secured	SF +	3.60%	(k)	6.63%	03/2025	443	443	—	443
Madison Safety & Flow LLC+	Senior secured	SF +	3.60%	(k)(l)	6.64%	03/2025	2	2	—	2
Specialty Measurement Bidco Limited+(8)(10)	One stop	L +	5.75%	(b)	8.82%	11/2027	7,961	7,800	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	5.75%	(e)	6.75%	11/2027	6,556	7,833	0.3	6,556
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	11/2027	—	(39)	—	—
							30,654	31,560	1.2	30,407
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	SF +	6.00%	(l)	9.06%	10/2028	$25,370	$25,153	1.0%	$24,297
Alera Group, Inc.+	One stop	SF +	6.00%	(k)(l)	9.06%	10/2028	7,210	7,117	0.3	6,905
Alera Group, Inc.+	One stop	SF +	6.00%	(k)(l)	9.07%	10/2028	463	458	—	437
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	3,188	3,163	0.1	3,157
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	6.43%	07/2027	950	946	—	940
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	790	783	—	782
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	(1)
Captive Resources Midco, LLC+	One stop	SF +	5.50%	(k)	8.53%	07/2029	9,813	9,624	0.4	9,616
Captive Resources Midco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.50%	(c)	7.58%	08/2025	3,046	3,007	0.1	3,020
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%	(c)	7.83%	08/2025	2,421	2,414	0.1	2,415
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.75%	(c)	7.87%	08/2025	1,517	1,497	0.1	1,513
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.75%	(c)	7.40%	08/2025	774	768	—	772
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%	(c)	7.74%	08/2025	468	465	—	467
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.75%	(c)	8.85%	08/2025	244	242	—	244
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.50%	(b)(c)	8.67%	08/2025	184	183	—	182
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.75%	(l)	8.56%	08/2025	1,117	1,082	—	1,096
J.S. Held Holdings, LLC#+	One stop	L +	5.50%	(b)	9.17%	07/2025	6,422	6,402	0.3	6,380
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%	07/2025	1,478	1,458	0.1	1,468
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	9.20%	07/2025	1,430	1,406	0.1	1,416
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	9.20%	07/2025	77	72	—	71
J.S. Held Holdings, LLC+	One stop	P +	4.50%	(d)	10.75%	07/2025	48	45	—	46
Keystone Agency Partners LLC+	Senior secured	SF +	6.00%	(l)	9.70%	05/2027	2,850	2,810	0.1	2,793
Keystone Agency Partners LLC+	Senior secured	SF +	6.00%	(l)	9.70%	05/2027	182	180	—	179
Keystone Agency Partners LLC+	Senior secured	SF +	6.00%	(l)	9.35%	05/2027	160	146	—	141
Long Term Care Group, Inc.+	One stop	L +	6.00%	(a)	8.82%	09/2027	2,984	2,935	0.1	2,984
Majesco*#	One stop	L +	7.25%	(b)	10.93%	09/2027	18,751	18,522	0.7	18,751
Majesco+(5)	One stop	L +	7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC+	Senior secured	L +	7.50%	(b)	11.18%	09/2025	32,784	32,498	1.2	30,161
Norvax, LLC+	Senior secured	L +	7.50%	(b)	11.18%	09/2025	9,925	9,765	0.4	9,131
Pareto Health Intermediate Holdings, Inc.+	One stop	L +	4.75%	(c)	7.63%	08/2025	7,225	7,174	0.3	7,081
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(b)	8.65%	10/2028	9,491	9,409	0.4	9,287
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(c)	9.31%	10/2028	617	591	—	584
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.75%		N/A(6)	10/2028	—	(22)	—	(22)
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	13,502	14,537	0.5	13,502
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	4,406	4,874	0.2	4,406
People Corporation+(8)(9)(12)	One stop	C +	5.50%	(h)	9.13%	02/2028	3,166	3,354	0.1	2,819
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.92%	02/2027	147	158	—	147
RSC Acquisition, Inc.*#+	One stop	SF +	5.50%	(l)	8.31%	10/2026	25,637	25,306	1.0	25,122
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	8.54%	10/2026	6,561	6,293	0.3	6,430
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	9.05%	10/2026	1,519	1,506	0.1	1,488
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%	(l)	9.20%	10/2026	90	47	—	(2)
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	8.55%	10/2026	995	986	—	975
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.69%	10/2026	773	764	—	758

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.69%				10/2026	$791	$784	—%	$772
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.69%				10/2026	392	387	—	384
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.65%				10/2026	2	2	—	2
TigerRisk, LLC*+	One stop	L +	4.75%	(a)	7.87%				06/2027	22,662	22,485	0.9	22,662
TigerRisk, LLC+(5)	One stop	L +	4.75%		N/A(6)				06/2027	—	(1)	—	—
										232,622	231,767	8.9	225,751
Internet & Catalog Retail
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	15,012	14,899	0.6	14,562
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	8,786	8,720	0.3	8,523
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	4,357	4,324	0.2	4,226
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	2,624	2,605	0.1	2,546
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	1,691	1,677	0.1	1,641
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	397	395	—	385
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	228	226	—	222
Revalize, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2027	—	(1)	—	(8)
										33,095	32,845	1.3	32,097
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(a)	9.63%				10/2025	9,578	9,509	0.4	9,578
Acquia, Inc.+	One stop	L +	7.00%	(b)(c)	10.18%				10/2025	23	22	—	23
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%				08/2027	6,174	6,109	0.3	6,112
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%				08/2027	3,646	3,612	0.2	3,610
CivicPlus, LLC+	One stop	L +	6.00%	(b)	9.67%				08/2027	2,894	2,863	0.1	2,865
CivicPlus, LLC+	One stop	SF +	11.75%	(m)	14.38%				06/2034	202	197	—	200
CivicPlus, LLC+(5)	One stop	L +	6.00%		N/A(6)				08/2027	—	(1)	—	(1)
Critical Start, Inc.+	One stop	SF +	5.75%	(k)	5.65%	cash/	3.13%	PIK	05/2028	3,251	3,221	0.1	3,219
Critical Start, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2028	16,581	16,388	0.6	15,420
Delinea Inc.#	One stop	L +	6.00%	(a)	9.12%				03/2028	9,586	9,471	0.4	8,915
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2027	118	116	—	104
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	21,494	21,261	0.8	20,635
Episerver, Inc.+(8)(9)	One stop	E +	6.00%	(e)	7.19%				04/2026	17,564	20,276	0.7	16,976
Episerver, Inc.#+	One stop	L +	5.75%	(b)	9.42%				04/2026	11,937	12,007	0.5	11,460
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	6,601	6,520	0.2	6,337
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(22)
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(20)
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	7.07%	(f)	3.57%	cash/	3.82%	PIK	07/2029	7,666	7,736	0.3	7,571
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(2)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(16)	—	(16)
Infinisource, Inc.#+	One stop	L +	5.25%	(c)	8.13%				10/2026	27,812	27,484	1.1	27,534
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	8,403	8,334	0.3	8,319
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	2,026	1,991	0.1	2,006
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	303	301	—	300
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	213	212	—	211
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	105	105	—	104
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	57	47	—	45
Infinisource, Inc.+(5)	One stop	L +	5.25%		N/A(6)				10/2026	—	(1)	—	(2)
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	86	75	—	85
Netwrix Corporation+	One stop	SF +	5.00%	(l)	7.90%				06/2029	3,534	3,503	0.1	3,499
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(2)	—	(2)
Netwrix Corporation+	One stop	SF +	5.00%	(l)	8.44%				06/2029	129	121	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%	01/2026	$14,201	$14,122	0.6%	$14,201
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%	01/2026	2,050	2,035	0.1	2,050
PCS Intermediate II Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L +	5.50%	(b)	9.17%	12/2025	728	724	—	699
Recordxtechnologies, LLC+	One stop	L +	5.50%	(b)	9.17%	12/2025	114	113	—	109
Recordxtechnologies, LLC+	One stop	L +	5.50%	(b)	9.17%	12/2025	59	58	—	55
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(i)	6.69%	11/2025	19,267	23,496	0.7	18,882
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.50%	(c)	8.67%	11/2025	5,542	5,505	0.2	5,431
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.25%	(c)	8.42%	11/2025	737	732	—	717
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.25%	(c)	8.42%	11/2025	131	130	—	127
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)	11/2025	—	(2)	—	(5)
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	L +	4.25%		N/A(6)	11/2025	—	(1)	—	(3)
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.50%	(b)(c)	8.67%	11/2025	169	167	—	166
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	14.30%	10/2026	1,098	1,077	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	14.30%	10/2026	50	50	—	50
ReliaQuest Holdings, LLC+(5)	One stop	SF +	10.75%		N/A(6)	10/2026	—	(2)	—	—
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	10.17%	09/2026	19,977	19,572	0.7	18,978
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	10.17%	09/2026	103	101	—	98
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%	(k)	9.63%	07/2027	4,789	4,789	0.2	4,789
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%		N/A(6)	07/2027	—	—	—	—
							228,998	234,117	8.7	222,614

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	$8,649	$8,679	0.3%	$8,649
WBZ Investment LLC+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	1,239	1,235	0.1	1,239
WBZ Investment LLC+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	861	875	—	861
WBZ Investment LLC+	One stop	L +	6.25%	(c)	8.13%	cash/	1.00%	PIK	09/2024	444	452	—	444
WBZ Investment LLC+	One stop	L +	6.25%		N/A(6)				09/2024	—	—	—	—
										11,193	11,241	0.4	11,193
Life Sciences Tools & Services
Covaris Intermediate 3, LLC+	One stop	L +	4.75%	(b)	7.56%				01/2028	5,909	5,856	0.2	5,909
Covaris Intermediate 3, LLC+	One stop	L +	5.25%	(a)	8.37%				01/2028	18	18	—	18
Covaris Intermediate 3, LLC+(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(2)	—	—
PAS Parent Inc.*#+	One stop	L +	5.50%	(a)(b)	8.62%				12/2028	33,706	33,102	1.3	32,694
PAS Parent Inc.+	One stop	P +	4.50%	(a)(d)	10.07%				12/2027	161	153	—	151
PAS Parent Inc.+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(8)
Reaction Biology Corporation#	One stop	SF +	5.25%	(m)	9.48%				03/2029	8,023	7,949	0.3	7,783
Reaction Biology Corporation+	One stop	SF +	5.25%	(m)	9.48%				03/2029	60	55	—	45
Reaction Biology Corporation+(5)	One stop	P +	4.25%		N/A(6)				03/2029	—	(1)	—	(5)
Unchained Labs, LLC+	Senior secured	L +	5.50%	(a)	8.62%				08/2027	999	972	0.1	999
Unchained Labs, LLC+	Senior secured	L +	5.50%	(a)	8.62%				08/2027	844	830	—	844
Unchained Labs, LLC+	Senior secured	L +	5.50%		N/A(6)				08/2027	—	—	—	—
										49,720	48,927	1.9	48,430
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior secured	L +	4.25%	(b)	7.38%				03/2028	1,866	1,862	0.1	1,866
Blackbird Purchaser, Inc.*+	Senior secured	L +	4.50%	(a)	7.62%				04/2026	19,084	19,205	0.7	18,893
Blackbird Purchaser, Inc.+	Senior secured	L +	4.50%	(a)	7.62%				10/2025	58	57	—	56
Blackbird Purchaser, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)				04/2026	—	(2)	—	(3)
Chase Industries, Inc.+(7)	Senior secured	L +	7.00%	(c)	9.88%				05/2025	12,059	12,117	0.4	9,853
Chase Industries, Inc.+(7)	Senior secured	L +	7.00%	(b)	10.67%				05/2025	985	1,005	—	805
Chase Industries, Inc.+(7)	Senior secured	L +	7.00%	(c)	9.80%				05/2025	350	350	—	280
										34,402	34,594	1.2	31,750
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	9.55%				04/2029	19,000	18,822	0.7	18,430
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(2)	—	(8)
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(7)	—	(23)
										19,000	18,813	0.7	18,399
Media
Triple Lift, Inc.+	One stop	SF +	5.50%	(l)(m)	9.36%				05/2028	5,343	5,258	0.3	5,343
Triple Lift, Inc.+	One stop	SF +	5.50%	(m)	9.61%				05/2028	1,133	1,112	0.1	1,133
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	8.74%				05/2028	27	26	—	27
										6,503	6,396	0.4	6,503
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	L +	6.25%	(b)	9.06%				10/2024	45,138	45,090	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	L +	6.75%	(b)	9.70%				05/2025	$20,419	$20,502	0.8%	$20,419
3ES Innovation, Inc.+(8)(12)	One stop	L +	6.75%	(b)	9.92%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior secured	L +	4.25%	(a)	7.37%				07/2025	37,066	37,349	1.4	36,097
Envernus, Inc.+	Senior secured	L +	4.50%	(a)	7.62%				07/2025	16,993	16,739	0.7	16,653
Envernus, Inc.+	Senior secured	L +	4.25%	(a)	7.37%				09/2024	86	85	—	82
Envernus, Inc.+	Senior secured	L +	4.50%	(a)	7.62%				09/2024	69	65	—	67
Project Power Buyer, LLC*#+	One stop	L +	6.00%	(b)	9.68%				05/2026	15,464	15,559	0.6	15,464
Project Power Buyer, LLC+	One stop	L +	6.00%		N/A(6)				05/2025	—	—	—	—
										90,177	90,378	3.5	88,862
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(k)	8.88%				12/2027	10,176	10,086	0.4	10,176
Messenger, LLC+	One stop	SF +	5.75%	(k)	8.50%				12/2027	100	99	—	100
Messenger, LLC+	One stop	SF +	5.75%	(k)	8.88%				12/2027	50	49	—	50
Messenger, LLC+	One stop	P +	4.75%	(d)	11.00%				12/2027	34	33	—	34
										10,360	10,267	0.4	10,360
Personal Products
IMPLUS Footcare, LLC+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	30,464	30,657	1.1	28,332
IMPLUS Footcare, LLC+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	5,203	5,236	0.2	4,839
IMPLUS Footcare, LLC*+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	750	761	—	698
										36,417	36,654	1.3	33,869

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	One stop	SF +	5.25%	(l)	8.95%				02/2026	$25,488	$25,285	1.0%	$25,106
ACP Ulysses Buyer, Inc.+	One stop	SF +	5.25%	(l)	8.95%				02/2026	1,102	1,081	—	1,086
Amalthea Parent, Inc.*#+(8)(12)	One stop	L +	4.75%	(a)	7.87%				03/2027	57,245	56,732	2.2	56,673
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(24)	—	(17)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(m)	8.36%				07/2023	2,891	2,921	0.1	2,833
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(l)	8.58%				07/2023	156	156	—	140
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(m)	9.48%				05/2029	17,179	16,853	0.7	16,835
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(25)	—	(52)
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2028	10,627	10,445	0.4	10,096
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2027	36	34	—	32
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2028	3,240	3,177	0.1	3,062
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				08/2028	21,890	26,631	0.9	21,890
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				08/2028	2,653	3,004	0.1	2,653
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.50%		N/A(6)				02/2028	—	(2)	—	—
										142,507	146,257	5.5	140,326
Professional Services
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(k)(l)	7.80%				10/2027	2,996	2,945	0.1	2,996
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	8.18%				09/2028	2,273	2,228	0.1	2,227
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	8.18%				09/2028	2	2	—	2
DISA Holdings Corp.+(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(6)	—	(6)
Eliassen Group, LLC+	One stop	SF +	5.75%	(l)	9.30%				04/2028	1,444	1,431	—	1,444
Eliassen Group, LLC+	One stop	SF +	5.75%	(l)	9.13%				04/2028	4	4	—	4
Filevine, Inc.+	One stop	SF +	6.50%	(l)(m)	5.43%	cash/	2.50%	PIK	04/2027	5,265	5,197	0.2	5,270
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(a)(b)	9.47%				09/2028	7,093	6,976	0.3	7,093
IG Investments Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(a)(b)	8.06%				11/2028	7,593	7,543	0.3	7,365
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(14)	—	(66)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(b)	8.10%				11/2028	75	74	—	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(18)	—	(75)
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	8.87%				12/2025	13,235	13,147	0.5	13,103
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	8.87%				12/2025	8,378	8,380	0.3	8,295
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	8.87%				12/2025	6,706	6,741	0.3	6,639
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	8.88%				12/2025	4,237	4,198	0.2	4,195
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	8.87%				12/2025	1,171	1,172	—	1,159
Net Health Acquisition Corp.+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(2)	—	(3)
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	11,416	11,465	0.4	11,416
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	1,932	1,920	0.1	1,932
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	139	138	—	139
PlanSource Holdings, Inc.+(5)	One stop	L +	6.25%		N/A(6)				04/2025	—	(1)	—	—
ProcessMAP Corporation+	One stop	L +	6.25%	(b)	6.17%	cash/	3.75%	PIK	12/2027	3,948	3,914	0.2	3,869
ProcessMAP Corporation+(5)	One stop	L +	6.00%		N/A(6)				12/2027	—	—	—	(1)
Procure Acquireco, Inc.#+	One stop	L +	5.25%	(c)	8.00%				12/2028	17,634	17,477	0.7	17,634
Procure Acquireco, Inc.+(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(1)	—	—

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2028	$—	$(10)	—%	$(33)
Diligent Corporation*#+	One stop	L +	6.25%	(c)	9.13%				08/2025	86,292	86,221	3.4	85,426
Diligent Corporation+	One stop	L +	5.75%	(c)	8.63%				08/2025	5,964	5,925	0.2	5,832
Diligent Corporation+	One stop	L +	6.25%	(c)	8.49%				08/2025	162	161	—	158
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(i)	8.19%				02/2029	12,937	15,067	0.5	12,161
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	6.00%	(h)	10.20%				02/2029	277	293	—	261
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(6)
FirstUp, Inc.+	One stop	L +	6.75%	(b)	6.92%	cash/	3.50%	PIK	07/2027	8,916	8,848	0.4	8,916
FirstUp, Inc.+(5)	One stop	L +	9.75%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L +	6.75%	(b)	9.56%	PIK			07/2027	9,948	9,815	0.4	9,847
Gainsight, Inc.+(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.*#+	One stop	L +	5.75%	(b)(c)	9.85%				05/2026	84,289	84,506	3.2	82,603
GS Acquisitionco, Inc.+	One stop	L +	5.75%	(c)	9.46%				05/2026	186	184	—	180
GS Acquisitionco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				05/2026	—	(4)	—	(40)
GTIV, LLC+	One stop	SF +	5.25%	(m)	8.36%				02/2029	74,215	73,541	2.9	72,731
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	(5)
GTY Technology Holdings, Inc.+	One stop	SF +	6.88%	(l)	9.81%	cash/	0.63%	PIK	07/2029	3,100	3,041	0.1	3,069
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(23)	—	(24)
ICIMS, Inc.+	One stop	SF +	6.75%	(l)	9.49%				08/2028	7,775	7,640	0.3	7,707
ICIMS, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(1)	—	(1)
ICIMS, Inc.+	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp. #+	One stop	SF +	5.50%	(l)	8.41%				05/2029	14,682	14,544	0.6	14,535
IQN Holding Corp. +(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. +(5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(31)	—	(3)
Island Bidco AB+(8)(9)(17)	One stop	E +	7.25%	(f)	0.23%	cash/	7.25%	PIK	07/2028	5,318	5,603	0.2	5,265
Island Bidco AB+(8)(17)	One stop	SF +	7.00%	(m)	6.09%	cash/	3.50%	PIK	07/2028	2,921	2,893	0.1	2,892
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	(1)
Juvare, LLC*	One stop	L +	6.25%	(b)	9.92%				10/2026	7,526	7,462	0.3	7,451
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				10/2026	1,737	1,722	0.1	1,719
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				10/2026	548	525	—	526
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				04/2026	45	45	—	45
Kaseya Inc.+	One stop	SF +	5.75%	(m)	8.29%				06/2029	9,178	9,044	0.4	8,994
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(3)	—	(5)
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(5)	—	(11)
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	50,096	50,522	2.0	50,096
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	5,610	5,570	0.2	5,610
Mindbody, Inc.+	One stop	L +	8.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	L +	5.50%	(b)	9.17%				12/2028	21,981	21,785	0.8	21,322
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(2)	—	(5)
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(18)
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(e)	6.00%				07/2028	6,408	7,633	0.2	6,216
Neo Bidco GMBH+(8)(13)	One stop	L +	6.00%	(b)	9.29%				01/2028	59	59	—	58
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
Newscycle Solutions, Inc.+	Senior secured	L +	7.00%	(b)	10.67%				12/2022	109	109	—	109

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	$8,409	$8,329	0.3%	$8,241
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	3,424	3,375	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)(c)	6.98%	10/2024	1,119	1,114	—	1,096
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	690	685	—	676
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	640	637	—	640
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(i)	6.81%	10/2024	78	94	—	76
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	40	40	—	37
Personify, Inc.*#+	One stop	L +	5.25%	(b)	8.92%	09/2024	13,723	13,851	0.5	13,723
Personify, Inc.#	One stop	L +	5.25%	(b)	8.92%	09/2024	8,173	8,126	0.3	8,173
Personify, Inc.+	One stop	L +	5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L +	8.00%	(a)	10.68%	03/2027	23,748	23,567	0.9	23,748
Pluralsight, LLC+(5)	One stop	L +	8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	9.67%	09/2028	4,221	4,184	0.2	4,221
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(a)	9.11%	09/2028	23	22	—	23
ProcessUnity Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)	09/2028	—	(7)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	L +	4.75%	(b)(c)	7.56%	05/2027	18,372	18,230	0.7	18,372
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.91%	05/2027	873	866	—	873
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	7.30%	05/2027	539	535	—	539
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	179	178	—	179
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	158	157	—	158
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	8.42%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.82%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	7.87%	05/2027	100	68	—	100
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L +	4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.+	One stop	L +	6.00%	(a)	9.12%	11/2027	9,488	9,407	0.4	9,298
QAD, Inc.+(5)	One stop	L +	6.00%		N/A(6)	11/2027	—	(4)	—	(9)
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	8.47%	06/2029	2,491	2,468	0.1	2,405
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	8.47%	06/2029	2,957	2,929	0.1	2,855
Quant Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	8.97%	06/2029	2,027	2,007	0.1	2,006
Quant Buyer, Inc.+	One stop	SF +	6.00%		N/A(6)	06/2029	—	—	—	—
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%	07/2029	6,546	6,795	0.3	6,456
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	07/2029	—	(26)	—	(26)
RegEd Aquireco, LLC+	Senior secured	L +	4.25%	(b)	7.06%	12/2024	11,183	11,188	0.4	10,401
RegEd Aquireco, LLC+	Senior secured	L +	4.25%	(b)(d)	7.87%	12/2024	236	235	—	220
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(m)	9.73%	12/2028	10,109	10,020	0.4	10,008
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(7)	—	(8)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	9.37%	05/2027	4,541	4,506	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L +	6.25%		N/A(6)	05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(k)	9.10%	08/2029	9,827	9,633	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(2)	—	(2)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	6.00%	(e)	6.00%	04/2029	30,114	30,386	1.2	29,813
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%	12/2025	40,459	40,211	1.6	40,459

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%				12/2025	$851	$846	—%	$851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+	One stop	L +	6.25%	(a)	9.37%				12/2026	31,358	31,083	1.2	30,730
Spartan Buyer Acquisition Co.+	One stop	L +	6.25%	(a)	9.37%				12/2026	1,993	1,961	0.1	1,953
Spartan Buyer Acquisition Co.+	One stop	P +	5.25%	(d)	11.50%				12/2026	48	46	—	43
Tahoe Bidco B.V. +	One stop	L +	6.00%	(a)	8.68%				09/2028	12,058	11,955	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	L +	5.75%	(b)(c)	8.61%				12/2025	886	876	—	871
Telesoft Holdings LLC+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(1)	—	(2)
Telesoft Holdings LLC+	One stop	L +	6.25%	(b)	9.03%				08/2028	65	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%	(m)	9.64%				07/2028	3,171	3,088	0.1	3,082
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(17)	—	(18)
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	3,445	3,470	0.1	3,427
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	910	898	—	906
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	428	422	—	426
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				12/2024	233	227	—	233
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				12/2024	157	156	—	157
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	17	17	—	17
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	15,245	15,300	0.6	15,245
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	6,893	6,810	0.3	6,893
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	4,181	4,151	0.2	4,181
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,767	1,799	0.1	1,767
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,715	1,743	0.1	1,715
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,671	1,701	0.1	1,671
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,614	1,630	0.1	1,614
Togetherwork Holdings, LLC*+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,555	1,584	0.1	1,555
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,450	1,475	0.1	1,450
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,188	1,196	—	1,188
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	654	666	—	654
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	453	449	—	453
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	438	435	—	438
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	250	248	—	250
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	63	64	—	63
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	58	59	—	58
Togetherwork Holdings, LLC+(5)	One stop	L +	6.25%		N/A(6)				03/2024	—	(1)	—	—
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.55%				03/2025	1,339	1,327	0.1	1,339
Trintech, Inc.*#+	One stop	L +	6.00%	(a)	9.12%				12/2024	22,029	22,121	0.9	21,809
Trintech, Inc.#+	One stop	L +	6.00%	(a)	9.12%				12/2024	9,140	9,218	0.4	9,050
Trintech, Inc.+	One stop	L +	6.00%	(a)	9.12%				12/2024	100	100	—	98
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	7,416	8,529	0.3	6,525
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	122	142	—	106
Vendavo, Inc.*#+	One stop	L +	5.75%	(b)	8.99%				09/2027	19,611	19,468	0.7	18,826
Vendavo, Inc.+	One stop	P +	4.75%	(d)	11.00%				09/2027	40	39	—	34
WebPT, Inc.+	One stop	L +	6.75%	(b)	9.82%				01/2028	626	617	—	620

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L +	6.75%	(b)	9.67%	cash/	0.75%	PIK	06/2023	$22,091	$22,086	0.9%	$21,870
Agility Recovery Solutions Inc.+	One stop	L +	6.75%	(b)(d)	9.91%	cash/	0.75%	PIK	06/2023	581	579	—	571
										22,672	22,665	0.9	22,441
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	1,954	1,932	0.1	1,817
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	974	963	0.1	906
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	855	846	—	796
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	(3)
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	9,963	9,847	0.4	8,470
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	4,005	3,958	0.2	3,404
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	2,061	2,037	0.1	1,751
Elite Sportswear, L.P.+(5)	Senior secured	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	157	144	—	(5)
Elite Sportswear, L.P.*+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	684	676	—	582
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	313	309	—	266
Elite Sportswear, L.P.*+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	300	295	—	255
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	5	5	—	—
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	9,583	9,522	0.4	9,606
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	6,505	6,456	0.3	6,522
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	1,007	997	—	1,009
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	904	898	—	908
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	635	631	—	636
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	2	2	—	2
QF Holdings, Inc.+	One stop	L +	6.25%	(c)	10.43%				12/2027	626	617	—	626
SHO Holding I Corporation+	Senior secured	L +	5.25%	(b)	8.06%				04/2024	3,960	3,962	0.1	3,682
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	8.04%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior secured	L +	5.00%	(b)	8.14%				04/2024	66	66	—	62
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	7.06%				04/2024	35	35	—	35
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	7.09%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	7.95%				04/2024	—	—	—	—
										44,661	44,264	1.7	41,389
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	19,118	18,804	0.7	18,353
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	15,246	14,975	0.6	14,637
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.01%				06/2028	455	447	—	437
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	8.92%				06/2028	188	184	—	170
										35,007	34,410	1.3	33,597
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	17,008	16,874	0.7	16,498
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	80	78	—	77
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	110	108	—	104
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(b)	7.77%				11/2026	584	554	—	532
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				11/2026	208	206	—	204
Vessco Midco Holdings, LLC+	Senior secured	P +	3.50%	(d)	9.75%				10/2026	2	2	—	2
										17,992	17,822	0.7	17,417
Total non-controlled/non-affiliate company debt investments										$5,257,884	$5,258,590	200.7%	$5,107,481

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(22)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%	(a)	9.37%		04/2024	$5,786	$5,791	0.2%	$5,786
Abita Brewing Co., L.L.C.+	Second lien	L +	8.00%	(b)	11.67%		04/2024	3,730	3,723	0.1	2,051
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%		N/A(6)		04/2024	—	—	—	—
								9,516	9,514	0.3	7,837
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	6,502	4,074	0.2	4,733
Sloan Company, Inc., The+	One stop	L +	8.50%	(b)	12.17%		07/2023	1,585	1,585	0.1	1,585
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	431	271	—	—
								8,518	5,930	0.3	6,318
Energy, Equipment & Services
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	3,720	3,623	0.1	1,487
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	1,107	1,077	—	253
								4,827	4,700	0.1	1,740
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior secured	L +	8.00%	(b)	11.60%		12/2024	12,830	12,638	0.4	10,905
Rubio's Restaurants, Inc.+(5)	Senior secured	L +	8.00%		N/A(6)		12/2024	—	(11)	—	(208)
								12,830	12,627	0.4	10,697
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	11,770	11,799	0.4	11,182
Elite Dental Partners LLC+	One stop	SF +	12.00%	(l)	15.55%	PIK	06/2023	2,991	2,991	0.1	2,961
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	1,269	1,269	—	1,269
								16,030	16,059	0.5	15,412
Software
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	6,454	6,397	0.2	4,583
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	539	535	—	382
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	40	40	—	30
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	10.79%		10/2024	2	2	—	(16)
								7,035	6,974	0.2	4,979

Total non-controlled/affiliate debt investments								$58,756	$55,804	1.8%	$46,983

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”); Golub Capital BDC CLO III LLC (“2018 Issuer”); Golub Capital BDC Holdings, LLC (“BDC Holdings”); GCIC Holdings LLC (“GCIC Holdings”); GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”); GCIC CLO II LLC (“GCIC 2018 Issuer”); GCIC Funding LLC (“GCIC Funding”); GBDC Holdings Coinvest, Inc.; GBDC Holdings ED Coinvest, Inc.; GCIC North Haven Stack Buyer Coinvest, Inc.; GCIC Quick Quack Coinvest LLC; GBDC Quick Quack Coinvest LLC; prior to March 23, 2022, the date of each of the following entity’s dissolution, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”), Senior Loan Fund LLC and Senior Loan Fund II LLC; prior to its dissolution on September 16, 2022, Golub Capital BDC Funding II LLC (“Funding II”); and prior to September 27, 2022, the date of each of the following entity’s dissolution, GCIC Funding II LLC (“GCIC Funding II”), Golub Capital BDC Funding LLC (“Funding”) and GC SBIC VI, L.P. (“SBIC VI”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2023, interest income included $4,663 and $10,691, respectively, of accretion of discounts. For the three and six months ended March 31, 2022, interest income included $4,048 and $11,783, respectively, of accretion of discounts. For the three and six months ended March 31, 2023, the Company received loan origination fees of $4,762 and $11,386, respectively. For the three and six months ended March 31, 2022, the Company received loan origination fees of $4,804 and $16,016, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2023, interest income included $9,164 and $17,683, respectively, of PIK interest and the Company capitalized PIK interest of $9,478 and $17,255, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2022, interest income included $4,613 and $8,943, respectively, of PIK interest and the Company capitalized PIK interest of $5,124 and $8,597, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended March 31, 2023, there was no fee income from non-recurring prepayments premiums. For the six months ended March 31, 2023, fee income included $79 from non-recurring prepayment premiums. For the three and six months ended March 31, 2022, fee income included $103 and $795, respectively, of non-recurring prepayment premiums.

For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $127,648 and $241,181, respectively. For the three and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
six months ended March 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $82,033 and $162,023, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2023, dividend income included and the Company capitalized PIK and non-cash dividends of $3,595 and $7,044, respectively, into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2022, the Company had no capitalized PIK and non-cash dividends. For the three and six months ended March 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.
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

For the three and six months ended March 31, 2023, the Company recorded dividend income received in cash of $311 and $995, respectively, and return of capital cash distributions of $83 and $83, respectively. For the three and six months ended March 31, 2022, the Company recorded dividend income received in cash of $3 and $320, respectively, and return of capital cash distributions of $596 and $726, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $88,581 and $65,125 as of March 31, 2023 and September 30, 2022, respectively.

Purchase accounting: On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “Merger”). The Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2023 was $1,652 and $3,787, respectively. Amortization expense of purchase premium for the three and six months ended March 31, 2022 was $2,940 and $10,035, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $232 and $2,432, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2023. The Company's tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2022 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150 million of the Company's common stock. Refer to Note 12 for more information on the share repurchases under the Program.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three and six months ended March 31, 2023 and 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $19,154 and $17,211, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2023 was $1,677 and $3,425, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2022 was $1,776 and $3,443, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

The Investment Adviser serves as collateral manager under the 2018 Collateral Management Agreement (as defined in Note 7) and the GCIC 2018 Collateral Management Agreement (as defined in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.

During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $16,115 rather than $18,019 for the three months ended March 31, 2022. There was no base management fee irrevocably waived by the Investment Adviser during the six months ended March 31, 2023.

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

For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $17,976 and $33,987, respectively. For the three months ended March 31, 2022, there was no Income Incentive Fee incurred. For the six months ended March 31, 2022, the Income Incentive Fee incurred was $2,929.

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

For the three and six months ended March 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP. For the three and six months ended March 31, 2022, the Company accrued a capital gain incentive fee under GAAP of $4,362 and $4,814, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both March 31, 2023 and September 30, 2022, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $1,958 and $1,976 as of March 31, 2023 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023, were $1,166 and $3,216, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2022, were $1,867 and $4,388, respectively.

As of March 31, 2023 and September 30, 2022, included in accounts payable and other liabilities were $3,978 and $2,049, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2023 and September 30, 2022 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of March 31, 2023 and September 30, 2022 consisted of the following:

	As of March 31, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$522,766	$510,454	$480,590	$519,188	$518,216	$472,873
One stop	4,883,738	4,831,531	4,708,204	4,801,600	4,786,118	4,668,609
Second lien	27,870	29,392	24,436	25,801	29,337	23,240
Subordinated debt	4,265	4,213	4,150	3,869	3,814	3,815
Equity	N/A	243,105	268,972	N/A	232,119	277,819
Total	$5,438,639	$5,618,695	$5,486,352	$5,350,458	$5,569,604	$5,446,356

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

	As of March 31, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$931,743	16.6%	$872,311	15.7%
Midwest	1,059,492	18.9	1,043,468	18.7
West	929,207	16.5	985,463	17.7
Southeast	1,096,888	19.5	1,084,332	19.5
Southwest	499,384	8.9	461,627	8.3
Northeast	444,723	7.9	491,675	8.8
Canada	183,829	3.3	212,701	3.8
United Kingdom	309,094	5.5	263,815	4.7
Australia	17,114	0.3	17,177	0.3
Luxembourg	28,299	0.5	25,476	0.5
Netherlands	68,061	1.2	61,319	1.1
Finland	30,421	0.5	30,386	0.5
Sweden	16,790	0.3	16,213	0.3
Israel	508	0.0 *	508	0.0 *
Denmark	3,142	0.1	3,133	0.1
Total	$5,618,695	100.0%	$5,569,604	100.0%

Fair Value:
United States
Mid-Atlantic	$890,143	16.2%	$843,796	15.5%
Midwest	1,033,990	18.8	1,024,529	18.8
West	914,843	16.7	980,751	18.0
Southeast	1,092,345	19.9	1,082,651	20.0
Southwest	494,857	9.0	459,971	8.4
Northeast	431,814	7.9	479,291	8.8
Canada	179,978	3.3	207,537	3.8
United Kingdom	288,421	5.3	225,308	4.1
Australia	16,444	0.3	16,248	0.3
Luxembourg	27,261	0.5	23,978	0.4
Netherlands	61,780	1.1	53,140	1.0
Finland	32,977	0.6	29,813	0.5
Sweden	17,756	0.3	15,709	0.3
Israel	529	0.0 *	508	0.0 *
Denmark	3,214	0.1	3,126	0.1
Total	$5,486,352	100.0%	$5,446,356	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2023 and September 30, 2022 were as follows:

	As of March 31, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$24,920	0.4%		$65,825	1.2%
Airlines	958	0.0	*	961	0.0	*
Auto Components	41,032	0.7		41,487	0.7
Automobiles	270,511	4.8		262,821	4.7
Beverages	59,901	1.1		59,650	1.1
Biotechnology	1,769	0.0	*	1,769	0.0	*
Building Products	18,001	0.3		17,764	0.3
Chemicals	87,667	1.6		87,657	1.6
Commercial Services and Supplies	166,304	3.0		137,435	2.5
Communications Equipment	11,431	0.2		11,414	0.2
Containers and Packaging	45,639	0.8		44,094	0.8
Distributors	—	—		5,942	0.1
Diversified Consumer Services	255,508	4.5		241,453	4.3
Diversified Financial Services	39,358	0.7		27,160	0.5
Diversified Telecommunication Services	1,605	0.0	*	1,609	0.0	*
Electronic Equipment, Instruments and Components	24,452	0.4		137,087	2.5
Energy Equipment and Services	4,762	0.1		4,700	0.1
Food and Staples Retailing	60,549	1.1		83,134	1.5
Food Products	156,689	2.8		135,841	2.4
Healthcare Equipment and Supplies	136,524	2.4		141,925	2.5
Healthcare Providers and Services	502,195	9.0		492,321	8.8
Health Care Technology	216,919	3.9		197,946	3.6
Hotels, Restaurants and Leisure	136,436	2.4		132,351	2.4
Household Durables	6,345	0.1		8,897	0.2
Household Products	5,439	0.1		5,473	0.1
Industrial Conglomerates	38,671	0.7		31,560	0.6
Insurance	220,188	3.9		232,074	4.2
Internet and Catalog Retail	67,903	1.2		61,193	1.1
IT Services	267,366	4.8		264,343	4.8
Leisure Products	11,788	0.2		11,797	0.2
Life Sciences Tools & Services	72,160	1.3		50,125	0.9
Machinery	34,611	0.6		34,594	0.6
Marine	18,809	0.3		18,813	0.3
Media	6,373	0.1		6,396	0.1
Multiline Retail	45,101	0.8		45,090	0.8
Oil, Gas and Consumable Fuels	115,930	2.1		92,234	1.7
Paper and Forest Products	10,551	0.2		10,579	0.2
Personal Products	36,564	0.7		36,654	0.7
Pharmaceuticals	164,877	2.9		154,608	2.8
Professional Services	121,737	2.2		116,650	2.1
Real Estate Management and Development	131,794	2.4		123,697	2.2
Road and Rail	35,106	0.6		35,801	0.6
Software	1,492,538	26.6		1,410,563	25.3
Specialty Retail	326,116	5.8		365,734	6.6
Technology Hardware, Storage and Peripherals	23,505	0.4		23,269	0.4
Textiles, Apparel and Luxury Goods	45,419	0.8		44,882	0.8
Trading Companies and Distributors	38,533	0.7		34,410	0.6
Water Utilities	18,141	0.3		17,822	0.3
Total	$5,618,695	100.0%		$5,569,604	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$25,133	0.5%		$64,365	1.2%
Airlines	922	0.0	*	926	0.0	*
Auto Components	40,011	0.7		41,026	0.8
Automobiles	265,011	4.8		260,506	4.8
Beverages	56,334	1.0		57,804	1.1
Biotechnology	1,210	0.0	*	1,536	0.0	*
Building Products	17,932	0.3		17,770	0.3
Chemicals	80,981	1.5		79,461	1.5
Commercial Services and Supplies	166,854	3.1		135,584	2.5
Communications Equipment	11,386	0.2		11,162	0.2
Containers and Packaging	45,418	0.8		44,198	0.8
Distributors	—	—		5,941	0.1
Diversified Consumer Services	253,626	4.6		236,896	4.3
Diversified Financial Services	38,713	0.7		26,928	0.5
Diversified Telecommunications Services	1,620	0.0	*	1,628	0.0	*
Electronic Equipment, Instruments and Components	24,639	0.5		138,011	2.5
Energy Equipment and Services	1,637	0.0	*	1,740	0.0	*
Food and Staples Retailing	56,139	1.0		84,744	1.6
Food Products	157,386	2.9		136,802	2.5
Healthcare Equipment and Supplies	133,912	2.5		131,962	2.4
Healthcare Providers and Services	444,666	8.1		444,736	8.2
Health Care Technology	219,062	4.0		200,658	3.7
Hotels, Restaurants and Leisure	137,865	2.5		134,159	2.5
Household Durables	6,343	0.1		9,275	0.2
Household Products	5,183	0.1		5,265	0.1
Industrial Conglomerates	38,028	0.7		30,407	0.6
Insurance	216,138	4.0		226,158	4.2
Internet and Catalog Retail	65,712	1.2		61,299	1.1
IT Services	254,630	4.7		249,240	4.6
Leisure Products	13,443	0.3		13,478	0.2
Life Sciences Tools & Services	72,407	1.3		49,478	0.9
Machinery	33,999	0.6		31,750	0.6
Marine	18,184	0.3		18,399	0.3
Media	6,275	0.1		6,503	0.1
Multiline Retail	45,138	0.8		45,138	0.8
Oil, Gas and Consumable Fuels	115,146	2.1		90,054	1.7
Paper and Forest Products	10,123	0.2		10,640	0.2
Personal Products	33,483	0.6		33,869	0.6
Pharmaceuticals	160,101	2.9		150,263	2.8
Professional Services	121,534	2.2		116,622	2.1
Real Estate Management and Development	128,689	2.4		119,120	2.2
Road and Rail	34,559	0.6		35,742	0.7
Software	1,482,865	27.0		1,401,424	25.7
Specialty Retail	322,520	5.9		367,521	6.7
Technology Hardware, Storage and Peripherals	22,376	0.4		22,852	0.4
Textiles, Apparel and Luxury Goods	44,408	0.8		42,302	0.8
Trading Companies and Distributors	37,667	0.7		33,597	0.6
Water Utilities	16,944	0.3		17,417	0.3
Total	$5,486,352	100.0%		$5,446,356	100.0%
* Represents an amount less than 0.1%.

Note 5. Forward Currency Contracts

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

The outstanding forward currency contracts as of March 31, 2023 and September 30, 2022 were as follows:

As of March 31, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	$153	$—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	1,553	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	692	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	270	—
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	601	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,031	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	3,192	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	881	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	2,722	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,698	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,797	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	155	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(307)
						$15,745	$(307)

As of September 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$1,226	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	572	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	408	—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	2,778	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	1,287	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	1,459	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	372	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	1,267	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,399	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	6,285	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	1,156	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	5,265	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	4,637	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	3,538	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	236	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	448	—
						$32,333	$—

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2023 and September 30, 2022.

As of March 31, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$15,745	$(307)	$15,438	$—	$15,438

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$32,333	$—	$32,333	$—	$32,333

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Foreign exchange	$708	$—	$1,171	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Foreign exchange	$(2,447)	$1,856	$(16,895)	$2,137

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Forward currency contracts	$235,559	$260,211	$248,082	$260,211

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and September 30, 2022:

As of March 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,217,380	$5,217,380
Equity investments(1)	—	—	268,972	268,972
Money market funds(1)(2)	64,263	—	—	64,263
Forward currency contracts	—	15,745	—	15,745
Total assets, at fair value:	$64,263	$15,745	$5,486,352	$5,566,360
Liabilities, at fair value:
Forward currency contracts	$—	$(307)	$—	$(307)
Total liabilities, at fair value:	$—	$(307)	$—	$(307)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,168,537	$5,168,537
Equity investments(1)	—	—	277,819	277,819
Money market funds(1)(2)	37,208	—	—	37,208
Forward currency contracts	—	32,333	—	32,333
Total assets, at fair value:	$37,208	$32,333	$5,446,356	$5,515,897

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was ($10,572) and ($20,887), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2022 was $14,133 and $28,759, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2023 and 2022:

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	(28,249)	(19,922)	(48,171)
Net translation of investments in foreign currencies	38,988	88	39,076
Realized gain (loss) on investments	(3,465)	1,995	(1,470)
Realized gain (loss) on translation of investments in foreign currencies	(1,264)	—	(1,264)
Fundings of (proceeds from) revolving loans, net	1,970	—	1,970
Fundings of investments	396,692	15,957	412,649
PIK interest and non-cash dividends	17,255	7,044	24,299
Proceeds from principal payments and sales of portfolio investments	(379,988)	(14,009)	(393,997)
Accretion of discounts and amortization of premiums	6,904	—	6,904
Fair value, end of period	$5,217,380	$268,972	$5,486,352

	For the six months ended March 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	22,118	8,958	31,076
Net translation of investments in foreign currencies	(9,071)	7	(9,064)
Realized gain (loss) on investments	(853)	15,029	14,176
Realized gain (loss) on translation of investments in foreign currencies	718	—	718
Funding of (proceeds from) revolving loans, net	1,002	—	1,002
Fundings of investments	1,181,552	85,796	1,267,348
PIK interest	8,597	—	8,597
Proceeds from principal payments and sales of portfolio investments	(755,126)	(28,841)	(783,967)
Accretion of discounts and amortization of premiums	1,748	—	1,748
Fair value, end of period	$5,159,833	$266,179	$5,426,012

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and September 30, 2022.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$480,307	Market rate approach	Market interest rate	7.5% - 25.0% (10.8%)
		Market comparable companies	EBITDA multiples	4.1x - 26.0x (15.0x)
	283	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,708,204	Market rate approach	Market interest rate	7.0% - 22.3% (10.9%)
		Market comparable companies	EBITDA multiples	4.0x - 33.0x (16.1x)
			Revenue multiples	2.0x - 20.0x (7.6x)
Subordinated debt and second lien loans	$28,586	Market rate approach	Market interest rate	9.8% - 15.3% (13.5%)
		Market comparable companies	EBITDA multiples	6.5x - 22.0x (20.8x)
Equity(5)	$268,972	Market comparable companies	EBITDA multiples	4.1x - 37.0x (16.8x)
			Revenue multiples	2.0x - 20.0x (10.2x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$29,958 of loans at fair value were valued using the market comparable companies approach only.
(3) $99,661 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,963,336 and $744,868 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $231,299 and $37,673 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of March 31, 2023 and September 30, 2022.

	As of March 31, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,116,857	$2,947,299	$3,093,603	$2,902,210

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of March 31, 2023, the Company’s asset coverage for borrowed amounts was 179.8%.

2018 Debt Securitization: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2023 and September 30, 2022, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of March 31, 2023 and September 30, 2022, there were 68 and 74 portfolio companies, respectively, with a total fair value of $579,177 and $568,310, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2023 based on the last annualized interest rate reset was 4.8%. For the three and six months ended March 31, 2023 and 2022 the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$6,456	$1,904	$12,260	$3,750
Amortization of debt issuance costs	30	104	143	210
Total interest and other debt financing expenses	$6,486	$2,008	$12,403	$3,960
Cash paid for interest expense	$6,134	$1,846	$10,669	$3,694
Annualized average stated interest rate	6.4%	1.9%	6.0%	1.8%
Average outstanding balance	$408,200	$408,200	$408,200	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the March 31, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2023 and September 30, 2022, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of both March 31, 2023 and September 30, 2022, there were 91 portfolio companies with a total fair value of $885,099 and $885,171, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2023 based on the last interest rate reset was 4.8%. For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$8,103	$2,444	$15,398	$4,818
Accretion of discounts on notes issued	93	441	544	892
Amortization of debt issuance costs	4	17	21	34
Total interest and other debt financing expenses	$8,200	$2,902	$15,963	$5,744
Cash paid for interest expense	$7,705	$2,368	$13,420	$4,739
Annualized average stated interest rate	6.0%	1.8%	5.7%	1.8%
Average outstanding balance	$546,500	$546,500	$546,500	$546,500

As of March 31, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

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

As part of the 2018 Debt Securitization and GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer or the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of March 31, 2023, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

MS Credit Facility II: On February 1, 2019, Funding II entered into a credit facility (as amended, the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 16, 2022, all amounts outstanding under the MS Credit Facility II were repaid, following which the agreements governing the MS Credit Facility II were terminated. Prior to its termination, the MS Credit Facility II had a borrowing capacity of $75,000 and bore interest at the applicable base rate plus 2.05%. The base rate under the MS Credit Facility II was (i) one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) one-month EURIBOR with respect to any advances denominated in euros, and (iii) one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II was April 12, 2026. The MS Credit Facility II was subject to a non-usage fee of 0.50% per annum.

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
As of both March 31, 2023 and September 30, 2022, the Company did not have any outstanding debt under the MS Credit Facility II.

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$—	$—	$—	$4
Facility fees	—	148	—	188
Amortization of debt issuance costs	—	52	—	106
Total interest and other debt financing expenses	$—	$200	$—	$298
Cash paid for interest expense and facility fees	$—	$150	$—	$296
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$— *	$—	$— *
*Represents an amount less than $1.

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of March 31, 2023, allowed the Company to borrow up to $1,487,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on March 17, 2023, the Company amended the JPM Credit Facility, to, among other things, extend the maturity date to March 17, 2028, decrease the adjustment to term SOFR for loans using such rate to 0.10% and increase the accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $512,500 of additional commitments.

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
Borrowings under the JPM Credit Facility are subject to compliance with a borrowing base test. Interest under the JPM Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or (the “Combined Debt Amount,”) is payable at the greater of (a) the prime rate as last quoted by The Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) one month LIBOR plus 1% per annum or (the “alternate base rate”) plus 0.75% and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.875%. Effective November 19, 2021, interest under the JPM Facility for loans denominated in Pounds Sterling and Swiss Francs (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amounts, is payable at a rate equal to one month SONIA plus 1.7826% per annum or one month Swiss Average Overnight Rate (“SARON”) plus 1.6929% per annum, respectively and, (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to one month SONIA plus 1.9076% per annum or one month SARON plus 1.8179% per annum, respectively. Effective September 13, 2022, interest under the JPM Facility for loans denominated in LIBOR were converted to reference a benchmark rate of term SOFR plus an adjustment of an

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
amount ranging between 0.11448% and 0.42826% (subject to applicable tenor). Effective March 17, 2023, the adjustment to term SOFR was reduced to 0.10%.

The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on March 17, 2028, with the exception of a $37,500 commitment from one non-extending lender that matures on February 11, 2026, and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.

As of March 31, 2023 and September 30, 2022, the Company had outstanding debt of $715,362 and $692,592, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$9,781	$2,086	$18,268	$3,475
Facility fees	413	742	1,140	1,326
Amortization of debt issuance costs	576	486	1,112	874
Total interest and other debt financing expenses	$10,770	$3,314	$20,520	$5,675
Cash paid for interest expense and facility fees	$10,957	$2,620	$19,787	$3,539
Annualized average stated interest rate	5.9%	2.0%	5.5%	2.0%
Average outstanding balance	$668,980	$420,435	$664,431	$356,773

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of both March 31, 2023 and September 30, 2022, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$4,219	$4,219	$8,438	$8,307
Accretion of discounts and amortization of premiums on notes issued	(341)	(341)	(690)	(633)
Amortization of debt issuance costs	490	480	990	951
Total interest and other debt financing expenses	$4,368	$4,358	$8,738	$8,625
Cash paid for interest expense	$—	$—	$8,438	$6,750
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$500,000	$500,000	$500,000	$492,308

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both March 31, 2023 and September 30, 2022, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2026 Notes were

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$3,750	$3,750	$7,500	$7,333
Accretion of discounts on notes issued	131	131	265	254
Amortization of debt issuance costs	368	403	745	794
Total interest and other debt financing expenses	$4,249	$4,284	$8,510	$8,381
Cash paid for interest expense	$7,500	$6,819	$7,500	$6,819
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$586,813

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both March 31, 2023 and September 30, 2022, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$1,794	$1,794	$3,588	$3,588
Accretion of discounts on notes issued	180	181	365	366
Amortization of debt issuance costs	209	234	414	474
Total interest and other debt financing expenses	$2,183	$2,209	$4,367	$4,428
Cash paid for interest expense	$3,587	$3,827	$3,587	$3,827
Average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of March 31, 2023 and September 30, 2022, the Company was permitted to borrow up to $100,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2023 was 4.4%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of both March 31, 2023 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—

For the three and six months ended March 31, 2023, the average total debt outstanding was $3,073,680 and $3,069,131, respectively. For the three and six months ended March 31, 2022, the average total debt outstanding was $2,825,135 and $2,740,594, respectively.

For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.8% and 4.6%, respectively. For the three and six months ended March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 2.8% and 2.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$408,200	$—	$—	$—	$408,200
2018 GCIC Debt Securitization	546,500	—	—	—	546,500
JPM Credit Facility	715,362	—	37,500	677,862	—
2024 Notes(1)	501,441	—	501,441	—	—
2026 Notes(1)	598,195	—	—	598,195	—
2027 Notes(1)	347,159	—	—	347,159	—
Total borrowings	$3,116,857	$—	$538,941	$1,623,216	$954,700

(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2023, the Company had outstanding commitments to fund investments totaling $185,380, including $30,511 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $224,581, including $35,643 of commitments on undrawn revolvers.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of March 31, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$14.89	$15.19
Net increase in net assets as a result of issuance of DRIP shares	—	—	(2)
Net increase in net assets as a result of repurchases of shares	0.01	—
Distributions declared:
From net investment income	(0.66)	(0.60)
Net investment income	0.77	0.52
Net realized gain (loss) on investment transactions	(0.01)	0.08
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.27)	0.16
Net asset value at end of period	$14.73	$15.35
Per share market value at end of period	$13.56	$15.21
Total return based on market value(4)	14.90%	0.00%	(5)
Number of common shares outstanding	170,144,126	170,895,670

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income to average net assets*	10.45%	6.80%
Ratio of total expenses to average net assets*(6)	10.60%	6.35%
Ratio of management fee waiver to average net assets(7)	—%	(0.07)%
Ratio of incentive fees to average net assets(6)	1.34%	0.30%
Ratio of excise tax to average net assets(6)	0.10%	—%
Ratio of net expenses (without incentive fees) to average net assets*(6)(7)	9.26%	5.98%
Total return based on average net asset value(8)	3.32%	4.99%
Total return based on average net asset value - annualized(8)	6.67%	10.02%
Net assets at end of period	$2,506,145	$2,623,549
Average debt outstanding	$3,069,131	$2,740,594
Average debt outstanding per share	$18.04	$16.04
Portfolio turnover*	14.38%	30.53%
Asset coverage ratio(9)	179.80%	187.55%
Asset coverage ratio per unit(10)	$1,798	$1,876
Average market value per unit:(11)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
MS Credit Facility II	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	$963	$1,017
2026 Notes	$862	$965
2027 Notes	$829	$943
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year, unless otherwise noted.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(5)Represents an amount less than 0.01%
(6)Incentive fees and excise taxes are not annualized in the calculation.
(7)For the six months ended March 31, 2022, base management fee waiver is not annualized in the calculation.
(8)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(9)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(10)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(11)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes and the 2027 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, and the 2027 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2023 and 2022:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Earnings available to stockholders	$58,503	$66,873	$84,084	$129,951
Basic and diluted weighted average shares outstanding	170,835,435	170,866,740	170,865,883	170,452,256
Basic and diluted earnings per share	$0.34	$0.39	$0.49	$0.76

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the six months ended March 31, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(1)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(2)
For the six months ended March 31, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30	$37,358	29,928	$13,902	(3)(4)

(1)In accordance with the Company's DRIP, 689,422 shares of the Company's stock were purchased in the open market at an average price of $13.27 and were allocated to stockholders of the Company participating in DRIP.
(2)In accordance with the Company's DRIP, 959,844 shares of the Company's stock were purchased in the open market at an average price of $13.39 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company's DRIP, 882,358 shares of the Company's stock were purchased in the open market at an average price of
$15.24 and were issued to stockholders of the Company participating in DRIP.
(4)In accordance with the Company’s DRIP, the Company issued 29,928 shares for proceeds totaling $457

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Common Stock Transactions

On August 5, 2022, the Board reapproved the Program to repurchase $150 million shares of the Company’s common stock. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2023, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of March 31, 2023, Wells Fargo Securities, LLC, as broker, repurchased 751,544 shares of the Company’s common stock pursuant to the Program for an aggregate purchase price of approximately $9,647. For the period ended March 31, 2023, since its inception, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353

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

On May 5, 2023, the Company’s board of directors declared a quarterly distribution of $0.33 per share, which is payable on June 29, 2023 to holders of record as of June 2, 2023.

As of May 8, 2023, Wells Fargo Securities, LLC, as broker, has repurchased 932,174 shares of the Company’s common stock pursuant to the Program for an aggregate purchase price of approximately $11,986 at an average price of $12.86 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of January 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $80.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $80.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of March 31, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of March 31, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$480,590	8.8%	$472,873	8.7%
One stop	4,708,204	85.8	4,668,609	85.7
Second lien	24,436	0.4	23,240	0.4
Subordinated debt	4,150	0.1	3,815	0.1
Equity	268,972	4.9	277,819	5.1
Total	$5,486,352	100.0%	$5,446,356	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2023 and September 30, 2022, one stop loans included $744.9 million and $659.1 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2023 and September 30, 2022, we had debt and equity investments in 333 and 331 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	For the three months ended		For the six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Weighted average income yield (1)*	11.1%	10.0%	10.6%	7.0%
Weighted average investment income yield (2)*	11.5%	10.5%	11.0%	7.5%
Total return based on average net asset value (3)*	9.4%	4.0%	6.7%	10.0%
Total return based on market value (4)	5.6%	8.9%	14.9%	0.0%	(5)

*     Annualized for periods of less than one year
(1)Represents income from interest, fees, accrued payment-in-kind, or PIK, interest and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

Recent Developments

On May 5, 2023, our board of directors declared a quarterly distribution of $0.33 per share, which is payable on June 29, 2023 to holders of record as of June 2, 2023.

As of May 8, 2023, Wells Fargo Securities, LLC, as broker, has repurchased 932,174 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $12.0 million at an average price of $12.86 per share.

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

Consolidated operating results for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs December 31, 2022	March 31, 2023	March 31, 2022	2023 vs. 2022
	(In thousands)
Interest income	$129,834	$119,803	$10,031	$249,637	$160,289	$89,348
Payment-in-kind interest income	9,164	8,519	645	17,683	8,943	8,740
Accretion of discounts and amortization of premiums	4,663	6,028	(1,365)	10,691	11,783	(1,092)
GCIC acquisition purchase premium amortization	(1,652)	(2,135)	483	(3,787)	(10,035)	6,248
Non-cash dividend income	3,595	3,449	146	7,044	—	7,044
Dividend income	311	684	(373)	995	320	675
Fee income	1,038	529	509	1,567	1,228	339
Total investment income	146,953	136,877	10,076	283,830	172,528	111,302
Total net expenses	76,515	73,014	3,501	149,529	84,298	65,231
Net investment income before taxes	70,438	63,863	6,575	134,301	88,230	46,071
Income and excise taxes	232	2,200	(1,968)	2,432	—	2,432
Net investment income after taxes	70,206	61,663	8,543	131,869	88,230	43,639
Net realized gain (loss) on investment transactions excluding purchase premium	(4,659)	3,390	(8,049)	(1,269)	15,148	(16,417)
Net realized gain (loss) on investment transactions due to purchase premium	(103)	(96)	(7)	(199)	(228)	29
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(8,741)	(41,853)	33,112	(50,594)	17,130	(67,724)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	1,755	2,231	(476)	3,986	10,263	(6,277)
Net gain (loss) on investment transactions	(11,748)	(36,328)	24,580	(48,076)	42,313	(90,389)
(Provision) benefit for taxes on realized gain on investments	—	(207)	207	(207)	—	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	45	453	(408)	498	(592)	1,090
Net increase (decrease) in net assets resulting from operations	$58,503	$25,581	$32,922	$84,084	$129,951	$(45,867)
Average earning debt investments, at fair value	$5,114,019	$5,123,458	$(9,439)	$5,116,075	$4,872,253	$243,822
Average earning preferred equity investments, at fair value	$119,367	$115,545	$3,822	$118,947	$82,353	$36,594

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

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
	(In thousands)
Net investment income after taxes	$70,206	$61,663	$131,869	$88,230
Add: GCIC acquisition purchase premium amortization	1,652	2,135	3,787	10,035
Adjusted Net Investment Income	$71,858	$63,798	$135,656	$98,265
Add: Accrual (reversal) for capital gain incentive fee under GAAP	—	—	—	4,814
Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee	$71,858	$63,798	$135,656	$103,079

Net gain (loss) on investment transactions	$(11,748)	$(36,328)	$(48,076)	$42,313
Add: Realized loss on investment transactions due to purchase premium	103	96	199	228
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(1,755)	(2,231)	(3,986)	(10,263)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(13,400)	$(38,463)	$(51,863)	$32,278

Net increase (decrease) in net assets resulting from operations	$58,503	$25,581	$84,084	$129,951
Add: GCIC acquisition purchase premium amortization	1,652	2,135	3,787	10,035
Add: Realized loss on investment transactions due to purchase premium	103	96	199	228
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(1,755)	(2,231)	(3,986)	(10,263)
Adjusted Net Income	$58,503	$25,581	$84,084	$129,951
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

Investment Income

Investment income increased from the three months ended December 31, 2022 to the three months ended March 31, 2023 by $10.1 million primarily due to an increase in interest income due to rising floating base rates.

Investment income increased from the six months ended March 31, 2022 to the six months ended March 31, 2023 by $111.3 million primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $243.8 million, an increase in non-cash dividend income and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Senior secured	10.3%	9.2%	9.8%	5.6%
One stop	11.1%	10.0%	10.6%	7.2%
Second lien	12.8%	11.6%	12.6%	9.0%
Subordinated debt	14.7%	14.1%	14.3%	11.8%

Income yields on senior secured and one stop loans increased for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, primarily due to rising LIBOR and SOFR rates during the second quarter of the 2023 fiscal year. Income yields on senior secured and one stop loans increased for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.2% of the loan portfolio at fair value is subject to an interest rate floor. As of both March 31, 2023 and September 30, 2022, the weighted average base rate floor of our loans was 0.82%.

As of March 31, 2023, we have second lien and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs December 31, 2022	March 31, 2023	March 31, 2022	2023 vs. 2022
	(In thousands)
Interest and other debt financing expenses	$34,579	$32,497	$2,082	$67,076	$33,668	$33,408
Amortization of debt issuance costs	1,677	1,748	(71)	3,425	3,443	(18)
Base management fee	18,688	19,062	(374)	37,750	33,616	4,134
Income incentive fee	17,976	16,011	1,965	33,987	2,929	31,058
Capital gain incentive fee	—	—	—	—	4,814	(4,814)
Professional fees	1,320	1,208	112	2,528	1,628	900
Administrative service fee	1,958	2,175	(217)	4,133	3,458	675
General and administrative expenses	317	313	4	630	742	(112)
Net expenses	$76,515	$73,014	$3,501	$149,529	$84,298	$65,231
Average debt outstanding	$3,073,680	$3,081,266	$(7,586)	$3,069,131	$2,740,594	$328,537

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended December 31, 2022 to the three months ended March 31, 2023 by $2.0 million, primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended March 31, 2022 to the three months ended March 31, 2023 by $33.4 million, primarily due to an increase in average debt outstanding of $328.5 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three and six months ended March 31, 2023 and 2022, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2023 and December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 4.8% and 4.4%, respectively. For the six months ended March 31, 2023 and March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 4.6% and 2.7%, respectively.

The effective annualized average interest rate increased for both the three months ended March 31, 2023 compared to the three months ended December 31, 2022 and the six months ended March 31, 2023 compared to the six months ended March 31, 2022 primarily due to rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee decreased from the three months ended December 31, 2022 to the three months ended March 31, 2023 due to a decrease in average adjusted gross assets from the three months ended December 31, 2022 to the three months ended March 31, 2023.

The base management fee, net of waiver, increased from the six months ended March 31, 2022 to the six months ended March 31, 2023 due to an increase in average adjusted gross assets from 2022 to 2023 and the management fee waiver described below.

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

The Income Incentive Fee increased by $2.0 million from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the second quarter of fiscal year 2023. For each of the three months ended March 31, 2023 and December 31, 2022, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee. The Income Incentive Fee increased by $31.1 million from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the six months ended March 31, 2022, we remained in the Income Incentive Fee catch-up and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% for both the three and six months ended March 31, 2023. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 3.1% for the six months ended March 31, 2022. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% for the three months ended December 31, 2022.

As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of March 31, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $0.1 million from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily due to a decrease in the administrative service fee. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.5 million from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended March 31, 2023 and December 31, 2022, were $1.2 million and $2.1 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2023 and 2022, were $3.2 million and $4.4 million, respectively.

As of March 31, 2023 and September 30, 2022, included in accounts payable and other liabilities were $4.0 million and $2.0 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs December 31, 2022	March 31, 2023	March 31, 2022	2023 vs. 2022
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(5,487)	$4,017	$(9,504)	$(1,470)	$14,176	$(15,646)
Foreign currency transactions	17	(1,186)	1,203	(1,169)	744	(1,913)
Forward currency contracts	708	463	245	1,171	—	1,171
Net realized gain (loss) on investment transactions	$(4,762)	$3,294	$(8,056)	$(1,468)	$14,920	$(16,388)
Unrealized appreciation on investments	31,961	25,440	6,521	40,355	70,246	(29,891)
Unrealized (depreciation) on investments	(39,061)	(66,511)	27,450	(88,526)	(39,530)	(48,996)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	2,561	15,897	(13,336)	18,458	(5,460)	23,918
Unrealized appreciation (depreciation) on forward currency contracts	(2,447)	(14,448)	12,001	(16,895)	2,137	(19,032)
Net change in unrealized appreciation (depreciation) on investment transactions	$(6,986)	$(39,622)	$32,636	$(46,608)	$27,393	$(74,001)
During the three months ended March 31, 2023, we had a net realized loss of $4.8 million primarily attributable to the realized loss recognized on the disposition of equity and debt investments of a portfolio company investment that was partially offset by realized gains recognized on the sale of equity investments in multiple portfolio companies and the gains on the settlement of forward currency contracts. During the three months ended December 31, 2022, we had a net realized gain of $3.3 million primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts.

During the six months ended March 31, 2023, we had a net realized loss of $1.5 million primarily attributable to the realized loss recognized on the disposition of equity and debt investments of a portfolio company investment that was partially offset by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of forward currency contracts. During the six months ended March 31, 2022, we had a net realized gain of $14.9 million primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2023, we had $32.0 million in unrealized appreciation on 161 portfolio company investments, which was offset by $39.1 million in unrealized depreciation on 186 portfolio company investments. For the three months ended December 31, 2022, we had $25.4 million in unrealized appreciation on 125 portfolio company investments, which was offset by $66.5 million in unrealized depreciation on 215 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2023 primarily resulted from the reversal of unrealized depreciation resulting from the disposition of equity and debt investments of a portfolio company investment and fair valuing recent originations up to or near par. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the three months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of a small number of portfolio companies.

For the six months ended March 31, 2023, we had $40.4 million in unrealized appreciation on 145 portfolio company investments, which was offset by $88.5 million in unrealized depreciation on 202 portfolio company investments. For the six months ended March 31, 2022, we had $70.2 million in unrealized appreciation on 219 portfolio company investments, which was offset by $39.5 million in unrealized depreciation on 127 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from the reversal of unrealized depreciation on the disposition of equity and debt investments of a portfolio company, loan repayments and improved performance of certain portfolio companies. Unrealized appreciation for the six months ended March 31, 2022 primarily resulted from better than expected performance of our portfolio companies.

Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the six months ended March 31, 2022 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $43.0 million. During the period, cash provided by operating activities was $82.7 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $394.0 million and net investment income after excise tax of $131.9 million, offset by fundings of portfolio investments of $412.6 million. Lastly, cash used in financing activities was $125.7 million, primarily driven by repayments of debt of $310.1 million, distributions paid of $90.8 million and purchases of common stock for the DRIP of $22.0 million, offset by borrowings on debt of $312.3 million.

For the six months ended March 31, 2022, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $70.0 million. During the period, cash used in operating activities was $389.0 million, primarily driven by fundings of portfolio investments of $1,267.3 million, offset by proceeds from principal payments and sales of portfolio investments of $784.0 million and net investment income of $88.2 million. Lastly, cash provided by financing activities was $319.0 million, primarily driven by borrowings on debt of $916.8 million, offset by repayments of debt of $502.3 million and distributions paid of $75.6 million.

As of March 31, 2023 and September 30, 2022, we had cash and cash equivalents of $76.8 million and $117.3 million, respectively. In addition, we had foreign currencies of $10.7 million and $6.8 million as of March 31, 2023 and September 30, 2022, respectively, restricted cash and cash equivalents of $50.2 million and $56.4 million as of March 31, 2023 and September 30, 2022, respectively, and no restricted foreign currencies of both March 31, 2023 and September 30, 2022. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2023, allowed us to borrow up to $1.49 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2023 and September 30, 2022, we had outstanding debt under the JPM Credit Facility of $715.4 million and $692.6 million, respectively. As of March 31, 2023 and September 30, 2022, subject to leverage and borrowing base restrictions, we had $772.1 million and $544.9 million, respectively, of remaining commitments and $772.1 million and $544.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of March 31, 2023. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both March 31, 2023 and September 30, 2022, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of both March 31, 2023 and September 30, 2022, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the March 31, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of March 31, 2023 and September 30, 2022, we had outstanding debt under the GCIC 2018 Debt Securitization of $546.5 million and $546.4 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of both March 31, 2023 and September 30, 2022, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both March 31, 2023 and September 30, 2022, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both March 31, 2023 and September 30, 2022.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of both March 31, 2023 and September 30, 2022, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of March 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2023, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 179.8% and 1.25x, respectively.

On August 5, 2022, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2023, we repurchased 751,544 shares of our common stock. We did not make any repurchases of our common stock during the six months ended March 31, 2022.

As of March 31, 2023 and September 30, 2022, we had outstanding commitments to fund investments totaling $185.4 million and $224.6 million, respectively. As of March 31, 2023, total commitments of $185.4 million included $30.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2023. As of March 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2023 and September 30, 2022, we had investments in 333 and 331 portfolio companies, respectively, with a total fair value of $5.5 billion and $5.4 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended					Six months ended
	March 31, 2023		December 31, 2022			March 31, 2023		March 31, 2022
	(In thousands)	Percentage	(In thousands)	Percentage		(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$—	—%	$7,059	2.9%		$7,059	1.7%	$42,979	3.6%
One stop	153,447	97.5	229,161	92.8	0.942	382,608	94.7	1,066,286	89.5
Second lien	—	—	—	—		—	—	640	0.1
Subordinated debt	—	—	50	0.0 *		50	0.0 *	988	0.1
Equity	3,919	2.5	10,697	4.3		14,616	3.6	80,012	6.7
Total new investment commitments	$157,366	100.0%	$246,967	100.0%		$404,333	100.0%	$1,190,905	100.0%

* Represents an amount less than 0.1%.

For the six months ended March 31, 2023, we had approximately $394.0 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2022, we had approximately $784.0 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$483,676	$491,341	$467,205	$479,354	$496,870	$461,935
Non-accrual(3)	39,090	19,113	13,385	39,834	21,346	10,938
One stop:
Performing	4,739,794	4,711,936	4,634,315	4,706,125	4,710,508	4,614,422
Non-accrual(3)	143,944	119,595	73,889	95,475	75,610	54,187
Second lien:
Performing	23,908	25,668	23,129	25,801	29,337	23,240
Non-accrual(3)	3,962	3,724	1,307	—	—	—
Subordinated debt:
Performing	4,265	4,213	4,150	3,869	3,814	3,815
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	243,105	268,972	N/A	232,119	277,819
Total	$5,438,639	$5,618,695	$5,486,352	$5,350,458	$5,569,604	$5,446,356

(1)As of March 31, 2023, $937.9 million and $854.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of March 31, 2023, $142.4 million and $88.6 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2023, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 2.6% and 1.7%, respectively. As of September 30, 2022, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.8% and 1.3%, respectively.

As of March 31, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 95.9% and 96.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	For the three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Weighted average rate of new investment fundings	11.8%	11.1%	11.4%	6.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	7.1%	6.7%	6.8%	5.8%
Weighted average fees of new investment fundings	1.8%	1.8%	1.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.3%	9.0%	9.4%	6.2%

As of March 31, 2023, 97.0% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2022, 97.9% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $53.6 million and $51.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$61,836	1.1%	$252,572	4.6%
4	4,714,002	85.9	4,725,988	86.8
3	647,335	11.8	398,625	7.3
2	62,896	1.2	69,171	1.3
1	283	0.0*	—	—
Total	$5,486,352	100.0%	$5,446,356	100.0%

*	Represents an amount less than 0.1%.

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2023 and September 30, 2022.

	Weighted Average Price[1]
Category	As of September 30, 2022	As of March 31, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	98.4%
Internal Performance Rating 3 (Performing Below Expectations)	90.8	92.1
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.9	38.8
Total	96.6%	95.9%

(1)Includes only debt investments held as of September 30, 2022 and March 31, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

•During the first calendar quarter of 2023, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $4.8 million, or 356,204 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2022, the Trust purchased approximately $56.7 million, or 4,140,641 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022 with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $88.6 million and $65.1 million as of March 31, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $0.2 million and $2.4 million, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2022, we did not incur U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the six months ended March 31, 2023, we recorded a net tax benefit of $0.3 million for taxable subsidiaries. For the six months ended March 31, 2022, we recorded a net tax expense $0.6 million for taxable subsidiaries. As of March 31, 2023, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.9 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.4 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.82% and 0.83%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The JPM Credit Facility has a floating interest rate provision that is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(107,482)	$(32,631)	$(74,851)
Down 150 basis points	(80,612)	(24,473)	(56,139)
Down 100 basis points	(53,742)	(16,316)	(37,426)
Down 50 basis points	(26,870)	(8,158)	(18,712)
Up 50 basis points	26,870	8,158	18,712
Up 100 basis points	53,742	16,316	37,426
Up 150 basis points	80,612	24,473	56,139
Up 200 basis points	107,482	32,631	74,851

(1) Assumes applicable three-month base rate as of March 31, 2023, with the exception of SONIA and Prime that utilize the March 31, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.

Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On August 5, 2022, the Board most recently approved our share repurchase program (the “Program”), under which we can repurchase up to $150 million of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.

The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities could have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock could be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Program could affect the price of our common stock and increase its volatility. The existence of the Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock could decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so could negatively impact our reputation and investor confidence in us and could negatively impact our stock price. Although the Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Program’s effectiveness.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on March 20, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: May 8, 2023	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)