Form 10-Q
period 2023-06-30
GOLUB CAPITAL BDC, Inc.
filed 2023-08-07
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 7, 2023, the Registrant had 169,594,742 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,423,106	$5,374,594
Non-controlled affiliate company investments	88,324	57,689
Controlled affiliate company investments	13,579	14,073
Total investments, at fair value (amortized cost of $5,605,521 and $5,569,604, respectively)	5,525,009	5,446,356
Cash and cash equivalents	85,096	117,290
Foreign currencies (cost of $6,679 and $7,021, respectively)	6,628	6,847
Restricted cash and cash equivalents	79,314	56,416
Interest receivable	29,933	20,794
Net unrealized appreciation on forward currency contracts	10,007	32,333
Other assets	848	1,188
Total Assets	$5,736,835	$5,681,224
Liabilities
Debt	$3,168,906	$3,093,603
Less unamortized debt issuance costs	(17,217)	(17,211)
Debt less unamortized debt issuance costs	3,151,689	3,076,392
Interest payable	26,175	20,384
Management and incentive fees payable	37,854	33,430
Accrued trustee fees	153	225
Payable for investments purchased	250	—
Accounts payable and other liabilities	4,796	6,293
Total Liabilities	3,220,917	3,136,724
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 169,599,992 and 170,895,670 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively.	170	171
Paid in capital in excess of par	2,659,884	2,676,674
Distributable earnings (losses)	(144,136)	(132,345)
Total Net Assets	2,515,918	2,544,500
Total Liabilities and Total Net Assets	$5,736,835	$5,681,224
Number of common shares outstanding	169,599,992	170,895,670
Net asset value per common share	$14.83	$14.89

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$140,169	$88,530	$396,237	$248,934
Payment-in-kind interest income	9,248	4,863	24,654	13,233
Dividend income	4,058	52	12,097	372
Fee income	275	1,042	1,790	2,270
Total investment income from non-controlled/non-affiliate company investments	153,750	94,487	434,778	264,809
From non-controlled affiliate company investments:
Interest income	639	647	1,167	2,335
Payment-in-kind interest income	241	458	2,330	953
Fee income	16	—	59	—
Total investment income from non-controlled affiliate company investments	896	1,105	3,556	3,288
From controlled affiliate company investments:
Interest income(1)	(28)	(27)	(83)	(82)
Payment-in-kind interest income	98	61	286	139
Fee income	4	—	13	—
Total investment income from controlled affiliate company investments	74	34	216	57
Total investment income	154,720	95,626	438,550	268,154
Expenses
Interest and other debt financing expenses	39,487	23,278	109,988	60,389
Base management fee	18,997	19,025	56,747	54,545
Incentive fee	18,857	(4,096)	52,844	3,647
Professional fees	1,225	1,039	3,753	2,667
Administrative service fee	2,049	1,980	6,182	5,438
General and administrative expenses	327	472	957	1,214
Total expenses	80,942	41,698	230,471	127,900
Base management fee waived (Note 3)	—	—	—	(1,904)
Net expenses	80,942	41,698	230,471	125,996
Net investment income - before tax	73,778	53,928	208,079	142,158
Excise tax	—	—	2,432	—
Net investment income - after tax	73,778	53,928	205,647	142,158
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(44,158)	1,596	(45,948)	16,798
Non-controlled affiliate company investments	—	—	320	(1,026)
Controlled affiliate company investments	(927)	—	(927)	—
Foreign currency transactions	1,141	(165)	(28)	579
Forward currency contracts	2,021	1,080	3,192	1,080
Net realized gain (loss) on investment transactions	(41,923)	2,511	(43,391)	17,431
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	44,697	(38,809)	10,577	(3,351)
Non-controlled affiliate company investments	(2,457)	(557)	(15,929)	(1,448)
Controlled affiliate company investments	842	371	263	(3,480)
Translation of assets and liabilities in foreign currencies	3,399	(13,482)	21,857	(18,942)
Forward currency contracts	(5,431)	11,922	(22,326)	14,059
Net change in unrealized appreciation (depreciation) on investment transactions	41,050	(40,555)	(5,558)	(13,162)
Net gain (loss) on investment transactions	(873)	(38,044)	(48,949)	4,269
(Provision) benefit for taxes on realized gains on investments	—	—	(207)	—
(Provision) benefit for taxes on unrealized appreciation on investments	78	(478)	576	(1,070)
Net increase (decrease) in net assets resulting from operations	$72,983	$15,406	$157,067	$145,357
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.43	$0.09	$0.92	$0.85
Dividends and distributions declared per common share	$0.33	$0.30	$0.99	$0.90
Basic and diluted weighted average common shares outstanding (Note 10)	169,980,131	170,895,670	170,570,633	170,600,061
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	170,028,584	$170	$2,664,251	$(81,729)	$2,582,692
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	142,158	142,158
Net realized gain (loss) on investment transactions	—	—	—	17,431	17,431
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(13,162)	(13,162)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(1,070)	(1,070)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(153,537)	(153,537)
Total increase (decrease) for the nine months ended June 30, 2022	867,086	1	13,173	(8,180)	4,994
Balance at June 30, 2022	170,895,670	$171	$2,677,424	$(89,909)	$2,587,686
Balance at March 31, 2022	170,895,670	171	2,677,424	(54,046)	2,623,549
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	53,928	53,928
Net realized gain (loss) on investment transactions	—	—	—	2,511	2,511
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(40,555)	(40,555)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(478)	(478)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(51,269)	(51,269)
Total increase (decrease) for the three months ended June 30, 2022	—	—	—	(35,863)	(35,863)
Balance at June 30, 2022	170,895,670	$171	$2,677,424	$(89,909)	$2,587,686
Balance at September 30, 2022	170,895,670	171	2,676,674	(132,345)	2,544,500
Repurchases of common stock, net of commission costs	(1,295,678)	(1)	(16,790)	—	(16,791)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	205,647	205,647
Net realized gain (loss) on investment transactions	—	—	—	(43,391)	(43,391)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(5,558)	(5,558)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	576	576
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(168,858)	(168,858)
Total increase (decrease) for the nine months ended June 30, 2023	(1,295,678)	(1)	(16,790)	(11,791)	(28,582)
Balance at June 30, 2023	169,599,992	$170	$2,659,884	$(144,136)	$2,515,918
Balance at March 31, 2023	170,144,126	$170	$2,667,028	$(161,053)	$2,506,145
Repurchases of common stock, net of commission costs	(544,134)	—	(7,144)	—	(7,144)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	73,778	73,778
Net realized gain (loss) on investment transactions	—	—	—	(41,923)	(41,923)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	41,050	41,050
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	78	78
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(56,066)	(56,066)
Total increase (decrease) for the three months ended June 30, 2023	(544,134)	—	(7,144)	16,917	9,773
Balance at June 30, 2023	169,599,992	$170	$2,659,884	$(144,136)	$2,515,918

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands, except share data)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$157,067	$145,357
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	5,362	5,241
Accretion of discounts and amortization of premiums on investments	454	(3,534)
Accretion of discounts and amortization of premiums on issued debt securities	(9,994)	1,294
Net realized (gain) loss on investments	46,555	(15,772)
Net realized (gain) loss on forward currency contracts	(3,192)	(1,080)
Net realized (gain) loss on foreign currency transactions	28	(579)
Net change in unrealized (appreciation) depreciation on investments	5,089	8,279
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(21,857)	18,942
Net change in unrealized (appreciation) depreciation on forward currency contracts	22,326	(14,059)
Proceeds from (fundings of) revolving loans, net	(2,449)	(2,865)
Fundings of investments	(583,847)	(1,678,450)
Proceeds from principal payments and sales of portfolio investments	550,843	955,184
Proceeds from settlements of forward currency contracts	3,192	1,080
Payment-in-kind interest capitalized	(27,660)	(14,692)
Non-cash dividends	(10,767)	—
Changes in operating assets and liabilities:
Interest receivable	(9,139)	(2,308)
Cash collateral held at broker for forward currency contracts	—	6,960
Receivable from investments sold	—	97
Other assets	340	(469)
Interest payable	5,791	7,739
Management and incentive fees payable	4,424	7,496
Payable for investments purchased	250	781
Accrued trustee fees	(72)	173
Accounts payable and other liabilities	(1,497)	(210)
Net cash provided by (used in) operating activities	131,247	(575,395)
Cash flows from financing activities
Borrowings on debt	513,927	1,194,187
Repayments of debt	(463,765)	(594,911)
Capitalized debt issuance costs	(5,368)	(6,379)
Purchases of common stock (Note 12)	(16,791)	—
Distributions paid	(135,311)	(114,985)
Purchases of common stock for dividend reinvestment plan	(33,547)	(25,378)
Net cash provided by (used in) financing activities	(140,855)	452,534
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents	(9,608)	(122,861)
Effect of foreign currency exchange rates	93	(302)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, beginning of period	180,553	244,343
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, end of period	$171,038	$121,180
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98,381	$46,115
Distributions declared for the period	168,858	153,537
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$13,174
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2023	September 30, 2022
Cash and cash equivalents	$85,096	$117,290
Foreign currencies (cost of $6,679 and $7,021, respectively)	6,628	6,847
Restricted cash and cash equivalents	79,314	56,416
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$171,038	$180,553
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.+	One stop	SF +	7.00%	(m)	11.90%				02/2029	$24,888	$24,187	1.0%	$24,888
PPW Aero Buyer, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	—
										24,888	24,186	1.0	24,888
Airlines
Aurora Lux Finco S.A.R.L. +(8)(13)	One stop	L +	6.00%	(b)	11.27%				12/2026	967	957	—	919

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	5.25%	(o)	10.64%				04/2028	9,722	9,588	0.4	9,431
COP CollisionRight Holdings, Inc.+	One stop	SF +	5.25%	(o)	10.64%				04/2028	35	35	—	33
COP CollisionRight Holdings, Inc.+	One stop	SF +	5.25%	(o)	10.64%				04/2028	112	110	—	109
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	9.68%				08/2027	4,853	4,819	0.2	4,707
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(p)	9.84%				08/2027	982	964	—	928
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(p)	10.03%				08/2027	19	18	—	16
North Haven Falcon Buyer, LLC+(23)	One stop	L +	8.00%	(b)(c)	9.43%	cash/	3.75%	PIK	05/2027	6,199	6,091	0.2	5,455
North Haven Falcon Buyer, LLC+(23)	One stop	L +	4.25%	(b)(o)	9.71%				05/2027	1,038	1,027	0.1	913
Polk Acquisition Corp.*#+(23)	Senior secured	SF +	7.00%	(n)	10.45%	cash/	1.75%	PIK	12/2024	18,060	18,029	0.7	17,698
Polk Acquisition Corp.+(23)	Senior secured	SF +	7.00%	(n)	10.45%	cash/	1.75%	PIK	12/2024	30	31	—	27
Polk Acquisition Corp.+(23)	Senior secured	SF +	7.00%	(n)	10.45%	cash/	1.75%	PIK	12/2024	107	107	—	105
										41,157	40,819	1.6	39,422
Automobiles
CG Group Holdings, LLC*#+(23)	One stop	SF +	8.75%	(o)	11.99%	cash/	2.00%	PIK	07/2027	31,683	31,187	1.2	30,099
CG Group Holdings, LLC+(23)	One stop	SF +	8.75%	(n)	11.85%	cash/	2.00%	PIK	07/2026	343	338	—	328
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(n)	11.45%				12/2027	42,540	42,222	1.7	41,265
Denali Midco 2, LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	196	195	—	190
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	99	98	—	96
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	79	78	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	79	78	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	65	65	—	63
Denali Midco 2, LLC+	One stop	SF +	6.50%	(n)	11.70%				12/2027	971	946	—	951
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	655	650	—	635
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	119	118	—	116
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	113	112	—	110
Denali Midco 2, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	81	81	—	79
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(14)	—	(11)
Denali Midco 2, LLC+	One stop	SF +	6.50%	(n)	11.70%				12/2027	130	126	—	127
Denali Midco 2, LLC+	One stop	SF +	6.50%	(n)	11.70%				12/2027	65	63	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(n)	11.70%				12/2027	221	215	—	217
JHCC Holdings LLC+	One stop	SF +	5.50%	(o)	10.89%				09/2025	15,196	15,048	0.6	14,512
JHCC Holdings LLC+	One stop	SF +	5.50%	(o)	10.89%				09/2025	492	488	—	470
JHCC Holdings LLC+	One stop	SF +	5.50%	(o)	10.89%				09/2025	293	291	—	279
JHCC Holdings LLC+(5)	One stop	SF +	5.50%		N/A(6)				09/2025	—	(1)	—	(5)
JHCC Holdings LLC+	One stop	SF +	5.50%	(o)	10.89%				09/2025	3,317	3,291	0.1	3,168
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC+	One stop	SF +	6.75%	(o)	12.14%	09/2025	$1,111	$1,091	—%	$1,089
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(p)	10.86%	11/2026	23,795	23,623	0.9	22,604
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	11.03%	11/2026	2,609	2,593	0.1	2,479
MOP GM Holding, LLC+	One stop	SF +	5.75%	(o)	11.16%	11/2026	2,579	2,549	0.1	2,450
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	11.03%	11/2026	2,559	2,540	0.1	2,431
MOP GM Holding, LLC+	One stop	SF +	5.75%	(o)	11.14%	11/2026	1,896	1,882	0.1	1,801
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	10.82%	11/2026	1,559	1,549	0.1	1,481
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	11.03%	11/2026	1,437	1,418	0.1	1,365
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	10.86%	11/2026	523	520	—	497
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	10.86%	11/2026	356	353	—	338
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	10.86%	11/2026	146	146	—	139
MOP GM Holding, LLC+	One stop	SF +	5.75%	(o)	11.14%	11/2026	59	59	—	56
MOP GM Holding, LLC+	One stop	SF +	5.75%	(o)(p)	10.96%	11/2026	186	185	—	176
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(18)	—	—
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	10.82%	11/2026	178	177	—	169
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	10.82%	11/2026	59	59	—	56
POY Holdings, LLC#	One stop	SF +	5.50%	(o)	10.89%	11/2027	9,471	9,331	0.4	9,471
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(1)	—	—
POY Holdings, LLC+	One stop	SF +	5.50%	(o)	10.89%	11/2027	81	80	—	81
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(o)(p)	10.89%	07/2029	4,997	4,954	0.2	4,797
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(n)	10.61%	07/2029	70	68	—	62
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(3)	—	(15)
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	6.50%	(o)	11.70%	10/2024	12,716	12,693	0.5	12,716
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(o)	11.70%	10/2024	9,699	9,682	0.4	9,699
Quick Quack Car Wash Holdings, LLC#+	One stop	SF +	6.50%	(o)	11.70%	10/2024	2,295	2,291	0.1	2,295
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(o)	11.70%	10/2024	2,004	2,015	0.1	2,004
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(o)	11.70%	10/2024	1,340	1,346	0.1	1,340
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(o)	11.70%	10/2024	1,092	1,090	0.1	1,092
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(o)	11.70%	10/2024	94	91	—	94
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%		N/A(6)	10/2024	—	—	—	—
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	10/2024	—	(1)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(o)	11.70%	10/2024	342	339	—	342
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(o)	11.70%	10/2024	103	100	—	103
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(o)	11.70%	10/2024	3,302	3,278	0.1	3,302
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(o)	11.70%	10/2024	95	93	—	95
Spotless Brands, LLC+	One stop	SF +	6.50%	(o)	11.72%	07/2028	8,306	8,166	0.3	8,140
Spotless Brands, LLC+	One stop	SF +	6.50%	(o)	11.72%	07/2028	903	895	—	885
Spotless Brands, LLC+(5)	One stop	SF +	6.50%		N/A(6)	07/2028	—	—	—	(1)
Spotless Brands, LLC+	One stop	SF +	6.50%	(o)	11.69%	07/2028	670	664	—	657
TWAS Holdings, LLC#+	One stop	SF +	6.25%	(n)	11.45%	12/2026	40,154	39,875	1.6	39,350
TWAS Holdings, LLC*+	One stop	SF +	6.25%	(n)	11.45%	12/2026	30,333	30,107	1.2	29,726
TWAS Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%	12/2026	7,874	7,817	0.3	7,716
TWAS Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%	12/2026	605	600	—	592
TWAS Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%	12/2026	384	381	—	376
TWAS Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	12/2026	—	(3)	—	(7)
							272,719	270,342	10.5	264,935

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC+	One stop	SF +	6.50%	(o)	11.74%		06/2030	$22,622	$22,396	0.9%	$22,396
Financial Information Technologies, LLC+(23)	One stop	N/A			14.00%	PIK	06/2031	10,800	10,476	0.4	10,476
Financial Information Technologies, LLC+(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	(1)
Watermill Express, LLC+	One stop	SF +	5.00%	(o)	10.39%		04/2027	2,227	2,213	0.1	2,227
Watermill Express, LLC+	One stop	SF +	5.00%	(n)(o)	10.23%		04/2027	12	11	—	12
Watermill Express, LLC+	One stop	SF +	5.00%	(o)	10.39%		04/2027	215	214	—	215
Winebow Holdings, Inc.+	One stop	SF +	6.25%	(n)	11.45%		07/2025	7,740	7,684	0.3	7,740
								43,616	42,994	1.7	43,065

Building Products
BECO Holding Company, Inc.#+	One stop	SF +	5.25%	(o)	10.64%	11/2028	7,481	7,424	0.3	7,331
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(n)	10.46%	11/2027	55	52	—	47
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(15)	—	(39)
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	4,074	4,074	0.2	4,074
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	1,378	1,384	0.1	1,378
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	888	891	0.1	888
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	837	835	—	837
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	426	429	—	426
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	272	272	—	272
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)(c)	9.81%	03/2024	1,107	1,103	—	1,107
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	212	212	—	212
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	9.77%	03/2024	113	113	—	113
							16,843	16,774	0.7	16,646
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L +	5.50%	(b)	10.68%	07/2024	12,323	12,358	0.5	11,831
Inhance Technologies Holdings LLC#	One stop	L +	5.50%	(b)	10.68%	07/2024	9,819	9,780	0.4	9,426
Inhance Technologies Holdings LLC+	One stop	L +	5.50%	(b)	10.68%	07/2024	1,872	1,869	0.1	1,798
Inhance Technologies Holdings LLC+	One stop	L +	5.50%	(a)(b)	10.65%	07/2024	153	152	—	144
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(g)	9.54%	09/2028	34,562	36,197	1.2	31,106
PHM NL SP Bidco B.V.+(8)(14)	One stop	L +	6.25%	(c)	11.46%	09/2028	13,766	13,585	0.5	12,389
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(l)	11.18%	09/2028	7,632	7,917	0.3	6,868
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(g)	10.01%	09/2028	3,653	3,717	0.1	3,293
							83,780	85,575	3.1	76,855
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*#+	One stop	SF +	5.25%	(o)	10.64%	10/2028	17,045	16,865	0.7	16,875
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)	10/2028	—	(2)	—	(2)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)	10/2028	—	(11)	—	(13)
North Haven Stack Buyer, LLC*#	One stop	SF +	5.50%	(o)	10.70%	07/2027	8,700	8,582	0.3	8,526
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(n)	10.75%				07/2027	$71	$59	—%	$34
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(o)	10.70%				07/2027	44	43	—	41
North Haven Stack Buyer, LLC#	One stop	SF +	5.50%	(o)	10.70%				07/2027	2,931	2,911	0.1	2,872
North Haven Stack Buyer, LLC#	One stop	SF +	5.50%	(o)	10.70%				07/2027	967	960	0.1	947
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(n)(o)	10.72%				07/2027	971	964	—	951
Profile Products LLC+	One stop	SF +	5.75%	(o)	11.10%				11/2027	6,309	6,209	0.3	6,183
Profile Products LLC+(8)	One stop	SF +	5.75%	(o)	10.92%				11/2027	1,279	1,260	—	1,253
Profile Products LLC+	One stop	SF +	5.75%	(d)(n)	11.57%				11/2027	42	42	—	41
Profile Products LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(o)	11.37%				11/2028	29,300	28,891	1.1	28,494
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(o)	11.37%				11/2028	20,716	20,548	0.8	20,146
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(o)	11.37%				11/2028	9,825	9,716	0.4	9,555
PT Intermediate Holdings III, LLC+	One stop	SF +	6.50%	(o)	11.74%				11/2028	2,159	2,128	0.1	2,137
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(9)	—	(11)
Radwell Parent, LLC+	One stop	SF +	6.53%	(o)	11.87%				03/2029	18,933	18,681	0.8	18,933
Radwell Parent, LLC+	One stop	SF +	6.75%	(o)	11.99%				03/2028	69	64	—	69
Radwell Parent, LLC+(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(7)	—	—
Radwell Parent, LLC#+	One stop	SF +	6.75%	(o)	11.99%				03/2029	24,826	24,149	1.0	24,888
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	10.62%				06/2027	2,458	2,425	0.1	2,433
Trinity Air Consultants Holdings Corporation+(5)	One stop	SF +	5.75%		N/A(6)				06/2027	—	(3)	—	(3)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.75%	(a)(b)(c)	10.89%				06/2027	35	35	—	35
WRE Holding Corp.*#	Senior secured	SF +	5.00%	(n)(p)	10.33%				01/2025	2,204	2,199	0.1	2,204
WRE Holding Corp.+	Senior secured	SF +	5.00%	(n)	10.21%				01/2025	911	908	—	911
WRE Holding Corp.+	Senior secured	SF +	5.00%	(p)	10.19%				01/2025	668	667	—	668
WRE Holding Corp.+	Senior secured	SF +	5.00%	(p)	10.19%				01/2025	395	394	—	395
WRE Holding Corp.+	Senior secured	SF +	5.00%	(p)	10.19%				01/2025	127	127	—	127
WRE Holding Corp.+	Senior secured	SF +	5.00%	(p)	10.19%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.25%		N/A(6)				01/2025	—	—	—	—
WRE Holding Corp.+	Senior secured	SF +	5.00%	(o)(p)	10.22%				01/2025	129	128	—	129
										151,137	148,946	5.9	148,840
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L +	5.75%	(b)	11.23%				09/2028	10,349	10,196	0.4	10,246
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.75%	(f)	9.23%				09/2028	1,159	1,243	—	1,147
										11,508	11,439	0.4	11,393
Containers and Packaging
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(n)	11.69%	cash/	0.50%	PIK	11/2025	744	737	—	744
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(n)(o)	11.73%	cash/	0.50%	PIK	11/2025	159	157	—	159
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(n)	11.74%	cash/	0.50%	PIK	11/2025	154	153	—	154
AmerCareRoyal LLC+(8)(23)	Senior secured	SF +	7.00%	(n)	11.69%	cash/	0.50%	PIK	11/2025	135	134	—	135
Chase Intermediate#+	One stop	SF +	5.50%	(n)(o)(p)	10.84%				10/2028	10,741	10,664	0.4	10,527
Chase Intermediate+	One stop	SF +	5.50%	(p)	10.74%				10/2028	150	147	—	143
Chase Intermediate+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(2)	—	(6)
Fortis Solutions Group, LLC*#+	One stop	SF +	5.50%	(o)	10.84%				10/2028	34,490	34,042	1.4	33,456
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(o)	10.84%				10/2027	40	36	—	33
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(o)	10.84%				10/2028	99	14	—	96
Fortis Solutions Group, LLC+(5)	One stop	SF +	5.50%	(o)	10.84%				10/2028	33	(2)	—	(134)
										46,745	46,080	1.8	45,307

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	7.50%	(o)	12.89%				02/2026	$1,577	$1,548	0.1%	$1,561
Certus Pest, Inc.#	One stop	SF +	7.50%	(o)	12.89%				02/2026	1,512	1,471	0.1	1,497
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	1,091	1,087	—	1,080
Certus Pest, Inc.#	One stop	SF +	7.50%	(o)	12.89%				02/2026	1,077	1,065	0.1	1,066
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	747	733	—	740
Certus Pest, Inc.#	One stop	SF +	7.50%	(o)	12.89%				02/2026	659	631	—	652
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	642	636	—	636
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	379	371	—	375
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	238	225	—	235
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	130	109	—	128
Certus Pest, Inc.+	One stop	SF +	7.50%	(o)	12.89%				02/2026	54	50	—	54
Certus Pest, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				02/2026	—	(1)	—	(1)
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(n)	10.20%				01/2026	2,702	2,688	0.1	2,702
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.68%				07/2027	1,700	1,688	0.1	1,700
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.68%				07/2027	1,656	1,639	0.1	1,656
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.70%				07/2027	1,085	1,076	—	1,085
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.76%				07/2027	767	760	—	767
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	9.68%				07/2027	198	195	—	198
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.75%	(b)(o)	10.13%				07/2027	119	117	—	119
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(p)	11.59%				09/2028	2,580	2,541	0.1	2,580
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(2)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(13)	—	—
EMS LINQ, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	9,591	9,520	0.4	9,304
EMS LINQ, LLC+	One stop	SF +	6.25%	(n)	11.45%				12/2027	75	74	—	71
EWC Growth Partners LLC+	One stop	SF +	6.00%	(o)	11.39%				03/2026	923	915	0.1	923
EWC Growth Partners LLC+	One stop	SF +	6.00%		N/A(6)				03/2026	—	—	—	—
EWC Growth Partners LLC+	One stop	SF +	6.00%	(o)	11.39%				03/2026	14	14	—	14
EWC Growth Partners LLC+	One stop	SF +	6.00%	(o)	11.39%				03/2026	73	73	—	73
Excelligence Learning Corporation#+	One stop	SF +	6.00%	(o)	11.39%				01/2024	10,240	10,205	0.4	10,240
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(o)	11.41%				03/2027	7,721	7,626	0.3	7,644
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(o)	11.41%				03/2027	569	560	—	564
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(n)(o)	11.36%				03/2027	23	22	—	22
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2027	—	(11)	—	—
FSS Buyer LLC+	One stop	SF +	5.75%	(o)	10.95%				08/2028	5,450	5,369	0.2	5,450
FSS Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2027	—	(1)	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(p)	11.07%				06/2029	7,724	7,593	0.3	7,569
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(o)	10.80%				06/2028	15	14	—	14
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(o)(p)	8.02%	cash/	2.75%	PIK	09/2026	2,518	2,535	0.1	2,266
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(o)	8.09%	cash/	2.75%	PIK	09/2026	1,355	1,353	0.1	1,220
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(o)	7.90%	cash/	2.75%	PIK	09/2026	610	608	—	549
Learn-it Systems, LLC+(5)(23)	Senior secured	L +	4.75%	(b)	10.29%				09/2026	—	—	—	(5)
Liminex, Inc.+	One stop	SF +	7.25%	(o)	12.64%				11/2026	25,462	25,099	1.0	25,080
Liminex, Inc.+	One stop	SF +	7.25%	(o)	12.64%				11/2026	20,000	19,778	0.8	19,700
Liminex, Inc.+	One stop	SF +	7.25%	(o)	12.64%				11/2026	800	792	—	788
Liminex, Inc.+	One stop	SF +	7.25%	(o)	12.65%				11/2026	125	123	—	122
Liminex, Inc.+	One stop	SF +	7.25%	(o)	12.64%				11/2026	15,837	15,535	0.6	15,599

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco LLC+	One stop	SF +	6.00%	(n)	11.20%				05/2026	$5,675	$5,633	0.2%	$5,675
Litera Bidco LLC+	One stop	SF +	5.25%	(n)	10.45%				05/2026	3,646	3,657	0.2	3,646
Litera Bidco LLC+	One stop	SF +	5.25%	(n)	10.45%				05/2026	683	696	—	683
Litera Bidco LLC+	One stop	SF +	5.25%	(n)	10.45%				05/2026	683	696	—	683
Litera Bidco LLC+	One stop	SF +	6.00%	(n)	11.20%				05/2026	513	510	—	513
Litera Bidco LLC+	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(n)	10.95%				04/2029	7,596	7,470	0.3	7,368
Mario Purchaser, LLC+(23)	One stop	SF +	10.75%	(n)	15.95%	PIK			04/2032	1,713	1,677	0.1	1,696
Mario Purchaser, LLC+(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(2)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(n)	10.95%				04/2029	169	165	—	158
Mathnasium, LLC#	One stop	SF +	5.00%	(o)	10.24%				11/2027	9,191	9,124	0.4	9,191
Mathnasium, LLC+	One stop	SF +	5.00%	(o)	10.24%				11/2027	13	12	—	13
NSG Buyer, Inc. *#+	One stop	SF +	6.50%	(n)	11.70%				11/2029	20,787	20,372	0.8	20,579
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(37)	—	(41)
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	—	—	(1)
PADI Holdco, Inc.*#(23)	One stop	SF +	6.50%	(o)	11.16%	cash/	0.75%	PIK	04/2024	21,595	21,551	0.9	21,379
PADI Holdco, Inc.+(8)(9)(23)	One stop	E +	6.50%	(f)	9.22%	cash/	0.75%	PIK	04/2024	19,969	20,935	0.8	19,769
PADI Holdco, Inc.+(23)	One stop	L +	6.50%	(b)	11.29%	cash/	0.75%	PIK	04/2024	833	831	—	825
PADI Holdco, Inc.+(23)	One stop	SF +	6.50%	(o)	11.15%	cash/	0.75%	PIK	04/2024	172	172	—	170
PADI Holdco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2024	—	—	—	(2)
Provenance Buyer LLC*#+	One stop	SF +	5.00%	(n)	10.20%				06/2027	18,140	17,894	0.7	18,140
Provenance Buyer LLC#	One stop	SF +	5.00%	(n)	10.20%				06/2027	9,900	9,821	0.4	9,900
Provenance Buyer LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(p)	10.21%				04/2028	17,596	17,455	0.7	16,892
RW AM Holdco LLC+(5)	One stop	P +	4.25%		N/A(6)				04/2028	—	(1)	—	(6)
										266,912	265,038	10.5	263,265
Diversified Financial Services
Adenza Group, Inc. +	One stop	SF +	5.75%	(n)	10.97%				12/2027	3,985	3,930	0.1	3,985
Adenza Group, Inc. +	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	—
Adenza Group, Inc. +	One stop	SF +	5.75%		N/A(6)				12/2025	—	—	—	—
Avalara, Inc.+	One stop	SF +	7.25%	(o)	12.49%				10/2028	11,941	11,677	0.5	11,941
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(3)	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(n)	10.45%				07/2027	7,956	7,889	0.3	7,877
Banker's Toolbox, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(n)	10.45%				07/2027	1,482	1,478	0.1	1,448
Flash Topco, Inc.*	One stop	SF +	5.75%	(o)	10.93%				10/2028	9,746	9,670	0.4	9,161
Flash Topco, Inc.+	One stop	SF +	6.50%	(o)	11.58%				10/2028	35	35	—	32
Flash Topco, Inc.+	One stop	SF +	6.50%	(o)	11.58%				12/2024	17	16	—	16
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.25%	(o)	10.45%				11/2026	4,542	4,503	0.2	4,542
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.25%	(o)	10.45%				11/2026	184	183	—	184
										39,888	39,378	1.6	39,185

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	SF +	4.75%	(o)	10.14%	12/2024	$1,616	$1,603	0.1%	$1,616

Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	6.75%	(n)	11.95%	11/2028	24,595	23,939	1.0	24,595
CST Holding Company+(5)	One stop	SF +	6.75%		N/A(6)	11/2028	—	(1)	—	—
							24,595	23,938	1.0	24,595

Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(o)	10.89%	09/2028	18,083	18,056	0.7	18,083
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(o)	10.89%	09/2028	3,251	3,231	0.1	3,251
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(o)	10.89%	09/2028	2,186	2,185	0.1	2,186
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(o)	10.89%	09/2028	1,387	1,387	0.1	1,387
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(o)	10.89%	09/2028	1,225	1,225	0.1	1,225
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(o)	10.89%	09/2028	202	201	—	202
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(o)	10.89%	09/2028	176	176	—	176
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%		N/A(6)	09/2028	—	—	—	—
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(o)	10.89%	09/2028	79	79	—	79
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(o)	10.89%	09/2028	100	99	—	100
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	926	919	0.1	926
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	727	722	—	727
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	713	709	—	713
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	351	349	—	351
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	351	348	—	351
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	173	172	—	173
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	105	104	—	105
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	412	403	—	412
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	308	306	—	308
Mendocino Farms, LLC+	One stop	SF +	6.25%	(n)	11.45%	06/2025	515	511	—	515
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(o)	12.89%	06/2024	2,008	2,008	0.1	2,008
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(o)	12.89%	06/2024	407	407	—	407
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(o)	12.89%	06/2024	289	288	—	289
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(o)	12.89%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(o)	12.89%	06/2024	21	21	—	21
Wineshipping.com LLC+	One stop	SF +	5.75%	(o)	11.16%	10/2027	6,742	6,693	0.3	6,472
Wineshipping.com LLC+	One stop	SF +	5.75%	(o)	10.86%	10/2027	184	177	—	177
Wineshipping.com LLC+	One stop	SF +	5.75%	(o)	10.99%	10/2027	37	36	—	33
							40,958	40,812	1.6	40,677

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+(23)	One stop	SF +	6.50%	(o)	11.89%				06/2027	$13,701	$13,532	0.5%	$13,564
Borrower R365 Holdings, LLC+(23)	One stop	SF +	6.50%	(o)	11.89%				06/2027	1,130	1,114	—	1,118
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	(1)
Borrower R365 Holdings, LLC+(5)	One stop	SF +	9.50%		N/A(6)				06/2027	—	(1)	—	(1)
Borrower R365 Holdings, LLC+(23)	One stop	SF +	6.50%	(o)	11.89%				06/2027	43	43	—	43
Flavor Producers, LLC#+(23)	Senior secured	SF +	6.50%	(d)(o)	10.09%	cash/	1.75%	PIK	12/2024	5,024	5,010	0.2	4,773
Flavor Producers, LLC+(5)(23)	Senior secured	SF +	6.50%	(o)	10.09%	cash/	1.75%	PIK	09/2024	—	—	—	(2)
Kodiak Cakes, LLC*#+	Senior secured	SF +	8.75%	(o)	13.99%				06/2027	12,369	12,060	0.5	11,348
Kodiak Cakes, LLC+	Senior secured	SF +	8.75%	(o)	13.99%				06/2026	150	146	—	132
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(p)	11.36%				07/2027	9,703	9,635	0.4	9,121
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(p)	11.36%				07/2027	44	43	—	35
MAPF Holdings, Inc.*#+	One stop	SF +	5.00%	(o)	10.39%				12/2026	37,690	37,469	1.5	37,690
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(o)	10.37%				12/2026	130	128	—	130
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(n)(o)	11.39%				12/2026	17,624	17,484	0.7	17,095
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(3)
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(4)	—	(16)
Purfoods, LLC+(23)	One stop	N/A			7.00%	PIK			05/2026	66	68	—	66
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(n)	11.45%				08/2027	6,621	6,565	0.3	6,621
Ultimate Baked Goods Midco LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(24)	—	—
Whitebridge Pet Brands, LLC*#+	One stop	SF +	5.00%	(n)	10.20%				07/2027	21,306	21,041	0.8	21,092
Whitebridge Pet Brands, LLC+(5)	One stop	SF +	5.00%		N/A(6)				07/2027	—	(2)	—	(3)
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.67%	(l)	10.60%				03/2029	6,899	7,074	0.3	6,365
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.67%	(l)	10.60%				09/2028	38	35	—	31
Wizard Bidco Limited+(8)(10)	One stop	SF +	7.00%	(o)	12.23%				03/2029	16,243	15,942	0.6	16,080
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	7.00%	(l)	11.93%				03/2029	5,643	5,385	0.2	5,587
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2029	—	(55)	—	(40)
										154,424	152,686	6.0	150,825
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	SF +	5.00%	(o)	10.24%				06/2025	$4,115	$4,144	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	SF +	5.00%	(o)	10.24%				06/2025	263	262	—	263
Aspen Medical Products, LLC+	One stop	SF +	5.00%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(m)	11.26%				08/2028	5,415	5,360	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(f)	9.26%				08/2028	3,160	3,394	0.1	3,160
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(l)	11.00%				08/2028	898	946	0.1	898
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(f)	9.55%				08/2028	754	759	—	754
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)				08/2028	—	(15)	—	—
Belmont Instrument, LLC*#	One stop	SF +	6.25%	(o)	11.49%				08/2028	9,826	9,742	0.4	9,826
Belmont Instrument, LLC+	One stop	SF +	6.25%	(m)	11.30%				08/2028	33	32	—	33
Blades Buyer, Inc.#+	Senior secured	SF +	5.00%	(o)	9.89%				03/2028	9,983	9,899	0.4	9,882
Blades Buyer, Inc.+	Senior secured	P +	3.75%	(d)	12.00%				03/2028	27	25	—	23
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(p)	9.90%				03/2028	318	316	—	314
Blades Buyer, Inc.+	Senior secured	SF +	5.25%	(n)	9.89%				03/2028	1,304	1,285	0.1	1,304
Blue River Pet Care, LLC*#+	One stop	SF +	5.75%	(n)	10.95%				07/2026	50,805	50,559	2.0	50,298
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(n)	10.94%				08/2025	64	62	—	60
Blue River Pet Care, LLC+(5)	One stop	SF +	5.75%		N/A(6)				07/2026	—	(1)	—	(2)
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(n)	10.95%				07/2026	179	177	—	177
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(n)	10.95%				07/2026	172	171	—	170
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(n)	10.95%				07/2026	766	761	—	758
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(o)	11.10%				07/2026	170	169	—	168
CCSL Holdings, LLC*#(8)	One stop	SF +	5.75%	(n)	10.95%				12/2026	15,281	15,169	0.6	15,128
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(n)	10.95%				12/2026	4,124	4,097	0.2	4,083
CCSL Holdings, LLC+(8)(9)	One stop	SN +	5.75%	(l)	10.78%				12/2026	2,455	2,414	0.1	2,430
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(n)	10.95%				12/2026	150	149	—	148
CCSL Holdings, LLC+(5)(8)	One stop	SF +	5.75%		N/A(6)				12/2026	—	(20)	—	—
CMI Parent Inc.*#	Senior secured	SF +	4.75%	(n)	9.95%				08/2025	6,449	6,497	0.3	6,449
CMI Parent Inc.*	Senior secured	SF +	4.75%	(n)	9.95%				08/2025	3,196	3,178	0.1	3,196
CMI Parent Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				08/2025	—	(2)	—	—
CMI Parent Inc.*	Senior secured	SF +	4.75%	(n)	9.95%				08/2025	2,910	2,889	0.1	2,910
G & H Wire Company, Inc.+(23)	One stop	L +	9.00%	(b)	7.98%	cash/	6.50%	PIK	12/2024	11,653	11,540	0.4	9,322
G & H Wire Company, Inc.+(23)	One stop	L +	9.00%	(b)	7.98%	cash/	6.50%	PIK	12/2024	98	98	—	70
Joerns Healthcare, LLC+(7)(23)	One stop	SF +	18.00%	(o)	23.35%				01/2024	1,470	1,470	—	1,191
Joerns Healthcare, LLC+(23)	One stop	SF +	18.00%	(o)	23.35%				01/2024	293	293	—	293
										136,331	135,819	5.3	132,836

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	SF +	5.50%	(n)	10.70%				12/2027	$8,266	$8,204	0.3%	$8,018
AAH TOPCO, LLC +(23)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,177	1,160	—	1,059
AAH TOPCO, LLC +(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AAH TOPCO, LLC +	One stop	SF +	5.50%	(n)	10.70%				12/2027	473	469	—	456
Active Day, Inc.#+	One stop	SF +	5.75%	(o)	11.14%				02/2025	17,611	17,488	0.7	17,259
Active Day, Inc.#+	One stop	SF +	5.75%	(o)	11.14%				02/2025	1,359	1,350	0.1	1,332
Active Day, Inc.*#	One stop	SF +	5.75%	(o)	11.14%				02/2025	876	870	—	859
Active Day, Inc.+	One stop	SF +	5.75%	(o)	11.14%				02/2025	698	694	—	684
Active Day, Inc.+	One stop	SF +	5.75%	(o)	11.14%				02/2025	616	611	—	604
Active Day, Inc.*#	One stop	SF +	5.75%	(o)	11.14%				02/2025	605	601	—	593
Active Day, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.75%	(o)	11.14%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(o)	11.38%				03/2026	16,384	16,220	0.6	15,770
Acuity Eyecare Holdings, LLC+(23)	One stop	N/A			16.50%				06/2027	11,684	11,515	0.5	11,333
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.64%				03/2026	4,046	4,018	0.2	3,925
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.65%				03/2026	3,605	3,574	0.1	3,497
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(o)	11.64%				03/2026	3,504	3,481	0.2	3,399
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.64%				03/2026	3,179	3,195	0.1	3,084
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(o)	11.28%				03/2026	2,032	2,001	0.1	1,955
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.64%				03/2026	1,853	1,874	0.1	1,798
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.64%				03/2026	448	446	—	435
Acuity Eyecare Holdings, LLC+(23)	One stop	SF +	13.00%	(o)	11.64%	cash/	6.75%	PIK	03/2026	261	259	—	267
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.64%				03/2026	165	164	—	160
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(o)	11.20%				03/2026	30	27	—	22
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(o)	11.53%				03/2026	109	108	—	106
Acuity Eyecare Holdings, LLC+(23)	One stop	SF +	13.00%	(o)	11.60%	cash/	6.75%	PIK	03/2026	101	100	—	101
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(o)	11.64%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2026	—	(2)	—	(8)
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(o)	11.34%				03/2026	1,036	1,025	—	997
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.13%	(n)	11.33%				03/2027	4,672	4,634	0.2	4,649
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.13%	(n)	11.33%				03/2027	3,906	3,862	0.2	3,886
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	SF +	10.50%	(n)	15.70%				03/2028	2,126	2,104	0.1	2,126
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	SF +	10.50%	(n)	15.70%				03/2028	813	806	—	813
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	SF +	10.50%	(n)	15.70%				03/2028	254	251	—	254
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.25%	(o)	11.61%				03/2027	153	152	—	153
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	(1)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.25%	(n)(o)	11.48%				03/2027	73	72	—	73
Community Care Partners, LLC+	One stop	SF +	6.00%	(n)	11.22%				06/2026	2,331	2,316	0.1	2,168
Community Care Partners, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(2)	—	—
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	19,501	19,500	0.8	19,209
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	5,158	5,135	0.2	5,081
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	4,079	4,071	0.2	4,019
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	3,494	3,477	0.1	3,442
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	120	119	—	116
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(l)	9.43%				04/2025	56,495	60,148	2.2	55,366

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(l)	12.68%				04/2026	$20,047	$21,297	0.8%	$19,646
Emerge Intermediate, Inc.*#(23)	One stop	SF +	7.25%	(o)	11.39%	cash/	1.25%	PIK	05/2024	19,218	19,156	0.8	19,218
Emerge Intermediate, Inc.+(23)	One stop	SF +	7.25%	(o)	11.39%	cash/	1.25%	PIK	05/2024	1,739	1,734	0.1	1,739
Emerge Intermediate, Inc.+(23)	One stop	SF +	7.25%	(o)	11.13%	cash/	1.25%	PIK	05/2024	222	222	—	222
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	977	974	0.1	958
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	614	612	—	602
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	305	303	—	299
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	292	290	—	286
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	264	263	—	259
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	12.23%				11/2024	242	242	—	238
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	162	161	—	158
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	113	113	—	111
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	12.23%				11/2024	109	109	—	107
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	12.23%				11/2024	68	68	—	66
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	12.23%				11/2024	56	56	—	55
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	55	55	—	54
Encorevet Group LLC+	One stop	L +	6.75%	(b)	12.23%				11/2024	32	32	—	31
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	12.23%				11/2024	10	10	—	9
Encorevet Group LLC+	Senior secured	L +	6.75%	(b)	12.19%				11/2024	47	47	—	46
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(o)	11.00%				11/2028	9,140	9,082	0.3	8,043
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(d)(n)	11.11%				11/2027	42	41	—	27
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(k)	10.79%				03/2027	10,778	10,586	0.5	10,778
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%				03/2027	84	80	—	84
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%				03/2027	482	498	—	482
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%				03/2027	171	169	—	171
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(n)	10.95%				03/2027	70	69	—	70
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(n)	10.95%				03/2027	94	93	—	94
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%				03/2027	707	714	—	707
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(n)	9.95%				12/2026	838	832	—	821
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(n)	9.95%				12/2026	162	161	—	158
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(o)	9.84%				03/2028	9,921	9,854	0.4	9,921
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(o)	10.64%				05/2025	2,294	2,289	0.1	2,294
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(o)	10.64%				05/2025	1,844	1,835	0.1	1,844
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(o)	10.64%				05/2025	1,083	1,098	0.1	1,083
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(o)	10.64%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(o)	10.64%				05/2025	760	750	—	760
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(k)	10.88%				05/2028	18,369	19,866	0.7	17,450
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(o)	10.89%				05/2028	4,293	4,250	0.2	4,078
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(o)	10.89%				05/2028	2,795	2,774	0.1	2,655
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(k)	10.88%				05/2028	1,120	1,180	—	1,064
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(k)	10.88%				05/2028	583	597	—	576
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(k)	10.87%				05/2026	165	163	—	159

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	SF +	5.50%	(o)	10.89%	05/2026	$60	$60	—%	$58
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	SF +	5.50%	(o)	10.89%	05/2028	18	18	—	17
Oliver Street Dermatology Holdings, LLC+(7)(23)	One stop	SF +	11.36%	(o)	16.75%	09/2023	25,646	16,786	0.8	20,260
Oliver Street Dermatology Holdings, LLC+(23)	One stop	SF +	6.25%	(o)	11.64%	09/2023	14,652	14,652	0.5	12,748
Oliver Street Dermatology Holdings, LLC+(23)	One stop	SF +	6.25%	(o)	11.64%	09/2023	377	377	—	328
Pinnacle Treatment Centers, Inc.*#	One stop	SF +	6.75%	(o)	12.16%	01/2026	18,582	18,221	0.8	18,582
Pinnacle Treatment Centers, Inc.*	One stop	SF +	6.75%	(o)	12.16%	01/2026	7,495	7,355	0.3	7,495
Pinnacle Treatment Centers, Inc.#+	One stop	SF +	6.75%	(o)	12.16%	01/2026	1,526	1,498	0.1	1,526
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(o)	12.16%	01/2026	689	676	—	689
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(o)	12.16%	01/2026	182	178	—	182
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(n)(o)	12.20%	01/2026	116	111	—	116
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(o)	12.16%	01/2026	104	102	—	104
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(o)	12.16%	01/2026	37	36	—	37
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.75%	(o)	12.16%	01/2026	2,187	2,146	0.1	2,187
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.75%	(o)	12.16%	01/2026	1,149	1,128	—	1,149
Suveto Buyer, LLC+	One stop	SF +	4.25%	(n)	9.45%	09/2027	19,216	19,030	0.7	18,152
Suveto Buyer, LLC+	One stop	SF +	4.25%	(n)	9.45%	09/2027	47	45	—	39
							385,804	381,298	14.7	370,206

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(p)	13.36%				09/2024	$374	$373	—%	$374
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(n)	10.60%				05/2028	5,209	5,166	0.2	5,209
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(n)	10.60%				05/2028	14	14	—	14
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(o)	10.58%				05/2028	165	158	—	165
Color Intermediate, LLC+	One stop	SF +	5.50%	(n)	10.70%				10/2029	11,694	11,485	0.5	11,344
Connexin Software, Inc.+	One stop	SF +	8.50%	(o)	13.74%				02/2024	9,465	9,474	0.4	9,465
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				02/2024	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(o)	12.80%				01/2029	4,619	4,533	0.2	4,550
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(1)
ESO Solution, Inc.+	One stop	SF +	7.00%	(o)	12.25%				05/2027	7,549	7,502	0.3	7,474
ESO Solution, Inc.+	One stop	SF +	7.00%	(o)	12.33%				03/2027	43	42	—	42
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(p)	11.19%				08/2026	6,138	6,118	0.2	6,015
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(p)	11.19%				08/2026	2,927	2,902	0.1	2,868
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(p)	11.19%				08/2026	1,928	1,917	0.1	1,889
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(p)	11.19%				08/2026	1,345	1,329	0.1	1,318
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(p)	11.19%				08/2026	629	627	—	617
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(n)	10.95%				09/2025	64	63	—	63
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(p)	11.19%				08/2026	131	130	—	128
HSI Halo Acquisition, Inc.+(23)	One stop	N/A			10.00%				08/2026	15	15	—	23
Nextech Holdings, LLC+	One stop	SF +	5.00%	(o)	10.39%				06/2025	3,900	3,929	0.1	3,900
Nextech Holdings, LLC+	One stop	SF +	5.00%	(o)	10.39%				06/2025	1,903	1,896	0.1	1,903
Nextech Holdings, LLC+	One stop	SF +	5.00%	(o)	10.39%				06/2025	100	99	—	100
Plasma Buyer LLC+	One stop	SF +	5.75%	(o)	10.99%				05/2029	5,363	5,273	0.2	4,719
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(6)
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(12)	—	—
QF Holdings, Inc.+	One stop	SF +	6.25%	(n)	11.45%				12/2027	626	619	—	626
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(o)	10.34%				06/2025	14,852	14,852	0.6	14,555
Qgenda Intermediate Holdings, LLC#	One stop	SF +	5.00%	(o)	10.34%				06/2025	12,101	12,048	0.5	11,859
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(o)	10.34%				06/2025	1,444	1,440	0.1	1,415
Qgenda Intermediate Holdings, LLC#	One stop	SF +	5.00%	(o)	10.34%				06/2025	965	965	—	946
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(o)	10.34%				06/2025	200	200	—	196
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	10,665	10,582	0.4	10,692
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	10,382	10,021	0.4	10,408
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	6,840	6,786	0.3	6,857
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	1,759	1,745	0.1	1,763
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	1,563	1,551	0.1	1,567
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	1,173	1,163	—	1,175
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	977	970	—	979
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	782	776	—	784
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	156	155	—	156
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(n)	9.70%	cash/	3.50%	PIK	06/2025	84	82	—	84
Transaction Data Systems, Inc.*#+	One stop	SF +	4.50%	(o)	9.89%				02/2026	65,641	65,037	2.6	64,985
Transaction Data Systems, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				02/2026	—	(2)	—	(2)
Veranex, Inc.+	Senior secured	SF +	5.25%	(p)	10.07%				04/2028	3,154	3,129	0.1	2,839
Veranex, Inc.+	Senior secured	SF +	5.25%	(p)	10.42%				04/2028	50	50	—	45
Veranex, Inc.+	Senior secured	SF +	5.25%	(p)	10.54%				04/2028	25	24	—	23
										197,014	195,224	7.7	194,125

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(o)	11.43%				08/2028	$7,621	$7,556	0.3%	$7,621
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(o)	11.41%				08/2028	511	494	—	511
BJH Holdings III Corp.*#+	One stop	SF +	4.50%	(n)	9.74%				08/2025	50,318	50,872	2.0	49,312
BJH Holdings III Corp.+	One stop	SF +	4.50%	(n)	9.74%				08/2025	260	257	—	244
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(n)	10.45%				07/2024	7,032	7,029	0.3	7,032
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(n)	10.45%				07/2024	1,083	1,082	—	1,083
Davidson Hotel Company, LLC+	One stop	SF +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(p)	10.34%				01/2026	9,321	9,323	0.4	9,321
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(p)	10.34%				01/2026	890	889	0.1	890
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(p)	10.34%				01/2026	44	44	—	44
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(o)(p)	9.90%				01/2026	885	876	—	885
ESN Venture Holdings, LLC*	One stop	SF +	6.00%	(p)	10.86%				10/2028	3,634	3,589	0.2	3,634
ESN Venture Holdings, LLC+	One stop	SF +	6.00%	(p)	10.86%				10/2028	16	14	—	16
ESN Venture Holdings, LLC+	One stop	SF +	6.00%	(p)	11.02%				10/2028	59	31	—	59
Harri US LLC+(23)	One stop	SF +	10.00%	(p)	11.19%	cash/	4.00%	PIK	08/2026	829	761	—	834
Harri US LLC+	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(23)	One stop	SF +	6.00%	(p)	11.47%				08/2026	552	549	—	556
Harri US LLC+(23)	One stop	SF +	10.00%	(p)	11.38%	cash/	4.00%	PIK	08/2026	563	561	—	565
Health Buyer, LLC+	Senior secured	SF +	5.25%	(d)(n)(o)	10.51%				04/2029	2,584	2,552	0.1	2,532
Health Buyer, LLC+	Senior secured	SF +	5.25%	(n)	10.45%				04/2028	23	23	—	22
SSRG Holdings, LLC+	One stop	SF +	4.75%	(o)	10.14%				11/2025	993	985	—	993
SSRG Holdings, LLC+	One stop	SF +	4.75%	(o)	10.14%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	4.75%	(o)	9.95%				09/2026	19,800	19,653	0.8	19,800
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	4.75%	(n)(o)	10.14%				09/2026	12,424	12,309	0.5	12,424
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	4.75%	(o)	9.95%				09/2026	5,429	5,385	0.2	5,429
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2026	—	(1)	—	—
										124,891	124,852	4.9	123,827
Household Durables
Groundworks LLC+	One stop	SF +	6.50%	(n)	11.65%				03/2030	6,559	6,371	0.3	6,559
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(17)	—	—
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										6,559	6,353	0.3	6,559
Household Products
WU Holdco, Inc.#+	One stop	SF +	5.50%	(o)	10.89%				03/2026	3,713	3,751	0.1	3,527
WU Holdco, Inc.+	One stop	SF +	5.50%	(o)	10.89%				03/2026	1,308	1,308	0.1	1,243
WU Holdco, Inc.+	One stop	SF +	5.50%	(o)	10.89%				03/2026	340	338	—	323
WU Holdco, Inc.+	One stop	SF +	5.50%	(o)	10.89%				03/2025	28	28	—	26
										5,389	5,425	0.2	5,119
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	L +	4.75%	(b)	10.02%	04/2026	$2,337	$2,373	0.1%	$2,290
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(o)	10.09%	04/2026	134	133	—	131
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(b)(o)	10.07%	04/2026	149	148	—	146
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(o)	11.09%	07/2027	3,892	3,830	0.1	3,892
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(d)(o)	11.56%	07/2027	12	11	—	12
Dwyer Instruments, Inc.+(5)	One stop	SF +	6.00%		N/A(6)	07/2027	—	(8)	—	—
Essential Services Holdings Corporation+	One stop	L +	5.75%	(b)	10.93%	11/2026	1,488	1,479	0.1	1,459
Essential Services Holdings Corporation+	One stop	SF +	5.75%	(n)	10.95%	11/2025	40	39	—	39
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(o)	10.94%	08/2029	7,574	7,444	0.3	7,499
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(f)	9.05%	08/2029	1,279	1,189	0.1	1,267
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(o)	10.94%	08/2028	117	115	—	115
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(12)	—	(9)
Madison Safety & Flow LLC+	Senior secured	SF +	3.60%	(n)	8.74%	03/2025	426	425	—	426
Madison Safety & Flow LLC+	Senior secured	SF +	3.60%		N/A(6)	03/2025	—	—	—	—
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.00%	(m)	11.31%	11/2027	7,961	7,823	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(f)	9.48%	11/2027	7,298	7,853	0.3	7,298
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(f)	9.46%	11/2027	3,590	3,440	0.1	3,590
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.25%	(m)	11.55%	11/2027	2,510	2,463	0.1	2,522
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)	11/2027	—	(40)	—	—
							38,807	38,705	1.5	38,638

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	SF +	6.00%	(n)	11.20%				10/2028	$25,178	$24,989	1.0%	$24,422
Alera Group, Inc.+	One stop	SF +	6.00%	(n)	11.20%				10/2028	7,155	7,074	0.3	6,941
Alera Group, Inc.+	One stop	SF +	6.00%	(n)	11.20%				10/2028	609	605	—	591
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(p)	10.21%				07/2027	3,164	3,143	0.1	3,133
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(p)	10.21%				07/2027	942	939	—	933
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(p)	10.21%				07/2027	784	778	—	776
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(n)	10.46%				07/2027	5	5	—	5
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC+(23)	One stop	SF +	5.25%	(n)	5.17%	cash/	5.68%	PIK	07/2029	10,010	9,842	0.4	10,010
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.+	One stop	SF +	7.50%	(o)	12.76%				03/2029	4,069	3,972	0.2	3,968
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(o)	11.31%				08/2025	3,023	2,995	0.1	2,970
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(o)	11.16%				08/2025	2,402	2,397	0.1	2,348
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(o)	11.41%				08/2025	1,506	1,491	0.1	1,479
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	5.80%	(o)	11.16%				08/2025	767	764	—	750
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(o)	11.16%				08/2025	465	462	—	454
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(o)	11.41%				08/2025	242	241	—	238
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.02%	(o)	11.38%				08/2025	183	182	—	180
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.50%		N/A(6)				08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(o)	11.28%				08/2025	2,115	2,084	0.1	2,072
J.S. Held Holdings, LLC#+	One stop	SF +	5.50%	(o)	10.89%				07/2025	6,372	6,358	0.3	6,308
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(o)	10.89%				07/2025	1,467	1,452	0.1	1,452
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(o)	10.89%				07/2025	1,419	1,402	0.1	1,405
J.S. Held Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				07/2025	—	(3)	—	(4)
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(o)	10.89%				07/2025	208	205	—	204
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(o)	10.89%				07/2025	162	161	—	160
Keystone Agency Partners LLC+	Senior secured	SF +	5.75%	(o)	11.14%				05/2027	2,828	2,795	0.1	2,800
Keystone Agency Partners LLC+	Senior secured	SF +	5.75%	(o)	11.14%				05/2027	181	179	—	179
Keystone Agency Partners LLC+	Senior secured	SF +	5.75%	(o)	11.14%				05/2027	525	514	—	516
Long Term Care Group, Inc.+	One stop	SF +	6.00%	(o)	11.29%				09/2027	2,962	2,920	0.1	2,725
Majesco*#	One stop	SF +	7.38%	(o)	12.62%				09/2027	18,608	18,414	0.7	18,608
Majesco+(5)	One stop	SF +	7.38%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(n)	12.70%				09/2025	31,733	31,523	1.2	31,099
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(n)	12.70%				09/2025	9,607	9,490	0.4	9,415
Paisley Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(f)	9.74%				03/2028	1,448	1,392	—	1,448
Paisley Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(55)	—	—
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(o)	11.74%				05/2030	14,460	14,174	0.6	14,243
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(o)	11.74%				05/2030	4,820	4,725	0.2	4,748
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(o)	11.14%				10/2028	10,979	10,896	0.4	10,759
Patriot Growth Insurance Services, LLC+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	—	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(o)	11.07%				10/2028	1,170	1,151	—	1,126
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(k)	11.28%				02/2028	13,983	14,453	0.6	13,983
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(k)	11.28%				02/2028	4,564	4,844	0.2	4,564
People Corporation+(8)(9)(12)	One stop	C +	5.50%	(j)(k)	10.58%				02/2028	7,431	7,412	0.3	7,314
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(k)	11.27%				02/2027	57	54	—	57

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
RSC Acquisition, Inc.*#+	One stop	SF +	5.50%	(o)	10.72%				10/2026	$25,439	$25,169	1.0%	$24,929
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(o)	10.77%				10/2026	6,511	6,293	0.3	6,380
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(o)	10.85%				10/2026	1,507	1,497	0.1	1,477
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(o)	10.89%				10/2026	780	770	—	753
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(o)	10.92%				10/2026	4,256	4,223	0.2	4,170
Sunstar Insurance Group, LLC+	Senior secured	SF +	5.75%	(o)	11.14%				10/2026	769	762	—	769
Sunstar Insurance Group, LLC+	Senior secured	SF +	5.75%	(o)	11.14%				10/2026	916	910	—	916
Sunstar Insurance Group, LLC+	Senior secured	SF +	5.75%	(o)	11.14%				10/2026	390	386	—	390
Sunstar Insurance Group, LLC+	Senior secured	P +	4.75%	(d)	13.00%				10/2026	4	4	—	4
										238,175	236,425	9.3	234,161
Internet & Catalog Retail
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	14,898	14,804	0.5	13,408
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	8,720	8,665	0.3	7,848
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	4,324	4,296	0.2	3,891
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	2,605	2,588	0.1	2,344
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	1,679	1,667	0.1	1,511
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	394	392	—	355
Revalize, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				04/2027	—	(1)	—	(23)
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	43	41	—	38
										32,663	32,452	1.2	29,372
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(b)	12.34%				10/2025	9,578	9,527	0.4	9,578
Acquia, Inc.+	One stop	SF +	7.00%	(c)(o)(p)	12.34%				10/2025	44	43	—	44
CivicPlus, LLC+(23)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	6,278	6,224	0.2	6,216
CivicPlus, LLC+(23)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	3,708	3,679	0.1	3,671
CivicPlus, LLC+(23)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	2,943	2,917	0.1	2,914
CivicPlus, LLC+(23)	One stop	SF +	11.75%	(p)	16.58%				06/2034	216	211	—	214
CivicPlus, LLC+	One stop	L +	6.00%	(a)	11.15%				08/2027	14	14	—	14
Critical Start, Inc.+(23)	One stop	SF +	6.75%	(o)	8.17%	cash/	3.63%	PIK	05/2028	3,313	3,287	0.1	3,280
Critical Start, Inc.+(23)	One stop	SF +	6.75%	(o)	8.17%	cash/	3.63%	PIK	05/2028	1,511	1,483	0.1	1,496
Critical Start, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	SF +	5.75%	(o)	11.14%				03/2028	16,454	16,290	0.6	15,796
Delinea Inc.#	One stop	SF +	5.75%	(o)	11.14%				03/2028	9,513	9,414	0.4	9,132
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	(8)
Optimizely North America, Inc.#+	One stop	SF +	5.50%	(o)	10.89%				04/2026	21,331	21,149	0.8	20,477
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.75%	(f)	9.30%				04/2026	19,399	20,053	0.8	18,624
Optimizely North America, Inc.*#	One stop	SF +	5.50%	(o)	10.89%				04/2026	11,845	11,881	0.5	11,370
Optimizely North America, Inc.*	One stop	SF +	5.50%	(o)	10.89%				04/2026	6,552	6,489	0.3	6,290
Optimizely North America, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(2)	—	(22)
Optimizely North America, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(2)	—	(20)
Goldcup 31018 AB+(8)(9)(17)(23)	One stop	E +	13.25%	(g)	9.32%	cash/	9.57%	PIK	07/2029	8,688	7,903	0.3	8,601
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB+(8)(9)(17)(23)	One stop	E +	16.46%	(f)	9.71%	cash/	9.96%	PIK	07/2029	824	786	—	810
Infinisource, Inc.*#	One stop	SF +	4.75%	(p)	10.34%				10/2026	27,590	27,326	1.1	27,039
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	8,339	8,284	0.3	8,173
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	2,011	1,982	0.1	1,971
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	301	299	—	295
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	213	212	—	209
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	105	104	—	102

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Infinisource, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				10/2026	$—	$(3)	—%	$(8)
Infinisource, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				10/2026	—	(1)	—	(3)
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	85	77	—	84
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	485	482	—	475
Infinisource, Inc.+	One stop	SF +	4.75%	(p)	10.34%				10/2026	286	278	—	280
Netwrix Corporation*+	One stop	SF +	5.00%	(p)	10.30%				06/2029	4,193	4,162	0.2	4,108
Netwrix Corporation+	One stop	SF +	5.00%	(o)	10.24%				06/2029	44	42	—	40
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(7)	—	(24)
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(b)	10.52%				01/2026	14,092	14,031	0.6	14,092
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(b)	10.52%				01/2026	2,034	2,023	0.1	2,034
PCS Intermediate II Holdings, LLC+	One stop	SF +	5.25%	(b)(o)	10.62%				01/2026	50	50	—	50
Recordxtechnologies, LLC#(23)	One stop	SF +	7.50%	(o)	11.74%	cash/	1.00%	PIK	12/2025	730	725	—	715
Recordxtechnologies, LLC+(23)	One stop	SF +	7.50%	(o)	11.74%	cash/	1.00%	PIK	12/2025	114	113	—	112
Recordxtechnologies, LLC+(23)	One stop	SF +	7.50%	(o)	11.74%	cash/	1.00%	PIK	12/2025	63	62	—	61
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(l)	9.43%				11/2025	21,741	23,351	0.9	21,523
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(o)	9.84%				11/2025	5,500	5,472	0.2	5,445
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(o)	9.59%				11/2025	731	727	—	720
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(o)	9.59%				11/2025	130	129	—	128
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	SF +	4.50%		N/A(6)				11/2025	—	(1)	—	(1)
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(n)(o)	9.51%				11/2025	31	30	—	29
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(o)	9.84%				11/2025	317	315	—	314
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(p)	15.57%				10/2026	1,098	1,081	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(o)(p)	15.67%				10/2026	191	191	—	191
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(o)	16.87%				10/2026	82	81	—	82
Saturn Borrower Inc.+(23)	One stop	SF +	7.25%	(o)	11.89%	cash/	0.75%	PIK	09/2026	19,930	19,603	0.8	18,735
Saturn Borrower Inc.+	One stop	SF +	6.50%	(o)	11.89%				09/2026	103	101	—	95
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%	(o)	11.76%				07/2027	4,777	4,777	0.2	4,777
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%	(o)	11.73%				07/2027	7	7	—	7
										237,584	237,446	9.2	231,423

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+(23)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	$8,425	$8,448	0.3%	$8,425
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	1,240	1,236	0.1	1,240
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	861	870	—	861
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	448	452	—	448
WBZ Investment LLC+	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	—
										10,974	11,006	0.4	10,974
Life Sciences Tools & Services
Celerion Buyer, Inc.*#	One stop	SF +	6.50%	(o)	11.59%				11/2029	21,434	20,952	0.9	21,434
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(77)	—	—
Covaris Intermediate 3, LLC+	One stop	SF +	5.25%	(o)	10.64%				01/2028	5,864	5,819	0.2	5,571
Covaris Intermediate 3, LLC+	One stop	SF +	5.25%	(o)	10.64%				01/2028	37	36	—	34
Covaris Intermediate 3, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	(2)	—	—
PAS Parent Inc.*#+	One stop	SF +	5.25%	(n)	10.47%				12/2028	33,576	33,046	1.3	32,905
PAS Parent Inc.+	One stop	SF +	5.25%	(n)	10.47%				12/2027	96	89	—	90
PAS Parent Inc.+(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(4)	—	(3)
Reaction Biology Corporation#	One stop	SF +	5.25%	(p)	10.36%				03/2029	7,963	7,897	0.3	7,724
Reaction Biology Corporation+(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(2)	—	(6)
Reaction Biology Corporation+	One stop	SF +	5.25%	(o)(p)	10.63%				03/2029	50	49	—	46
Reaction Biology Corporation+	One stop	SF +	5.25%	(p)	10.36%				03/2029	182	181	—	177
Reaction Biology Corporation+	One stop	SF +	5.25%	(p)	10.36%				03/2029	121	120	—	117
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(n)	10.65%				08/2027	991	969	0.1	906
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(n)	10.65%				08/2027	837	826	—	804
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										71,151	69,898	2.8	69,798
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior secured	L +	4.25%	(b)	9.69%				03/2028	1,866	1,862	0.1	1,866
Blackbird Purchaser, Inc.*+	Senior secured	SF +	4.25%	(n)	9.45%				04/2026	19,051	19,147	0.8	19,051
Blackbird Purchaser, Inc.+	Senior secured	SF +	4.25%	(n)	9.45%				10/2025	58	58	—	58
Blackbird Purchaser, Inc.+	Senior secured	SF +	4.25%	(o)	9.59%				04/2026	173	169	—	173
Chase Industries, Inc.+(7)(23)(24)	Senior secured	L +	7.00%	(b)	12.54%				05/2025	12,059	12,085	0.5	12,903
Chase Industries, Inc.+(7)(23)(24)	Senior secured	L +	7.00%	(b)	12.54%				05/2025	985	999	—	1,055
Chase Industries, Inc.+(7)(23)(24)	Senior secured	L +	7.00%	(b)	12.54%				05/2025	214	214	—	228
										34,406	34,534	1.4	35,334
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(o)	11.24%				04/2029	19,614	19,451	0.8	19,025
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(o)	11.24%				04/2029	75	73	—	68
										19,689	19,524	0.8	19,093
Media
Triple Lift, Inc.+	One stop	SF +	5.50%	(o)(p)	10.68%				05/2028	5,303	5,229	0.2	5,090
Triple Lift, Inc.+	One stop	SF +	5.50%	(p)	10.23%				05/2028	1,124	1,107	—	1,079
Triple Lift, Inc.+	One stop	SF +	5.50%	(o)	10.55%				05/2028	27	26	—	25
										6,454	6,362	0.2	6,194
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	L +	6.50%	(b)	11.77%				10/2024	45,138	45,107	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.50%	(o)	11.74%				05/2025	$20,262	$20,321	0.8%	$20,262
3ES Innovation, Inc.+(8)(12)	One stop	SF +	6.50%	(n)	11.70%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior secured	SF +	4.25%	(n)	9.45%				07/2025	37,820	37,987	1.5	37,631
Envernus, Inc.+	Senior secured	SF +	4.50%	(n)	9.70%				07/2025	17,004	16,811	0.7	17,004
Envernus, Inc.+	Senior secured	SF +	4.50%	(n)	9.70%				09/2026	68	63	—	68
Project Power Buyer, LLC*#+	One stop	SF +	7.00%	(o)	12.24%				05/2026	40,168	39,606	1.6	40,168
Project Power Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										115,402	114,866	4.6	115,213
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(o)	11.14%				12/2027	10,100	10,022	0.4	9,695
Messenger, LLC+	One stop	SF +	5.75%	(o)	10.95%				12/2027	99	98	—	95
Messenger, LLC+	One stop	SF +	5.75%	(o)	11.14%				12/2027	50	49	—	48
Messenger, LLC+	One stop	P +	4.75%	(d)(n)	12.15%				12/2027	48	48	—	46
										10,297	10,217	0.4	9,884
Personal Products
IMPLUS Footcare, LLC+(23)	One stop	SF +	9.25%	(o)	14.65%	cash/	1.50%	PIK	07/2024	30,485	30,593	1.1	28,046
IMPLUS Footcare, LLC+(23)	One stop	SF +	9.25%	(o)	14.65%	cash/	1.50%	PIK	07/2024	5,206	5,225	0.2	4,790
IMPLUS Footcare, LLC*+(23)	One stop	SF +	9.25%	(o)	14.65%	cash/	1.50%	PIK	07/2024	751	756	—	690
										36,442	36,574	1.3	33,526
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#	One stop	SF +	5.50%	(o)	10.89%				02/2026	$25,296	$25,139	1.0%	$24,031
ACP Ulysses Buyer, Inc.*	One stop	SF +	5.50%	(o)	10.89%				02/2026	1,094	1,077	—	1,039
Amalthea Parent, Inc.*#+(8)(12)	One stop	SF +	5.00%	(n)	10.22%				03/2027	58,843	58,406	2.2	55,902
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(14)
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(p)	10.23%				07/2023	2,710	2,712	0.1	2,710
Apothecary Products, LLC+	Senior secured	SF +	5.00%		N/A(6)				07/2023	—	—	—	—
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(o)	10.74%				05/2029	17,050	16,763	0.7	16,538
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(n)	10.85%				05/2029	168	163	—	162
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(22)	—	(77)
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(o)	10.99%				05/2029	2,821	2,771	0.1	2,765
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(4)	—	(8)
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(n)	11.22%				10/2028	10,547	10,389	0.4	10,178
Cobalt Buyer Sub, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	(3)
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(n)	11.22%				10/2028	3,536	3,481	0.2	3,412
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(n)	11.19%				10/2028	2,664	2,572	0.1	2,571
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(l)	9.68%				08/2028	24,891	26,674	0.9	23,646
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(l)	9.68%				08/2028	2,640	2,503	0.1	2,508
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(l)	10.93%				08/2028	3,455	3,254	0.1	3,455
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(l)	9.68%				08/2028	3,017	2,689	0.1	2,866
Spark Bidco Limited+(5)(8)(10)	Senior secured	SF +	6.00%		N/A(6)				08/2028	—	(34)	—	—
										158,732	158,528	6.0	151,676
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(n)	11.33%				05/2029	4,444	4,379	0.2	4,389
bswift, LLC+	One stop	SF +	6.63%	(n)	11.76%				11/2028	5,113	4,970	0.2	5,113
Citrin Cooperman Advisors LLC+	One stop	SF +	5.75%	(o)(p)	10.84%				10/2027	4,213	4,168	0.2	4,213
Citrin Cooperman Advisors LLC+(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(10)	—	—
Citrin Cooperman Advisors LLC+	One stop	SF +	6.25%	(p)	11.22%				10/2027	2,334	2,269	0.1	2,340
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(n)	10.66%				09/2028	3,485	3,425	0.1	3,485
DISA Holdings Corp.+(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	—
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(n)	10.66%				09/2028	220	215	—	220
DISA Holdings Corp.+	One stop	SF +	5.50%	(n)	10.65%				09/2028	151	145	—	151
DISA Holdings Corp.+(23)	Subordinated debt	SF +	10.00%	(n)	13.13%	cash/	2.00%	PIK	03/2029	50	49	—	50
Eliassen Group, LLC+	One stop	SF +	5.50%	(p)	10.84%				04/2028	1,434	1,422	0.1	1,434
Eliassen Group, LLC+	One stop	SF +	4.50%	(o)	9.73%				04/2028	4	4	—	4
Filevine, Inc.+(23)	One stop	SF +	6.50%	(o)(p)	9.12%	cash/	2.50%	PIK	04/2027	5,366	5,310	0.2	5,407
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(n)(o)	11.17%				09/2028	6,485	6,391	0.3	6,485
IG Investments Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(o)	11.15%				09/2028	554	546	—	554
NBG Acquisition Corp. and NBG-P Acquisition Corp.#	One stop	SF +	5.25%	(o)	10.45%				11/2028	7,536	7,494	0.3	7,310
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(13)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(o)	10.61%				11/2028	131	129	—	124
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(16)	—	—
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(n)	10.95%				12/2025	13,135	13,067	0.5	12,872
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(n)	10.95%				12/2025	8,312	8,302	0.3	8,146
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(n)	10.95%				12/2025	6,654	6,682	0.3	6,521

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(n)	10.95%	12/2025	$4,205	$4,175	0.2%	$4,121
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(n)	10.95%	12/2025	1,161	1,160	—	1,138
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(n)	10.95%	12/2025	91	90	—	85
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	11,416	11,451	0.4	11,416
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	1,932	1,924	0.1	1,932
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	139	138	—	139
PlanSource Holdings, Inc.+	One stop	SF +	6.25%		N/A(6)	04/2025	—	—	—	—
Procure Acquireco, Inc.#+	One stop	SF +	5.00%	(o)	10.41%	12/2028	17,500	17,364	0.7	17,500
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(2)	—	—
Teaching Company, The+	One stop	L +	4.75%	(b)	10.01%	07/2023	17,331	17,333	0.7	17,331
Teaching Company, The+	One stop	L +	4.75%	(b)	9.97%	07/2023	60	60	—	60
							123,456	122,618	4.9	122,540
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	5.50%	(n)	10.70%	07/2025	21,588	21,473	0.9	21,588
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(n)	10.70%	07/2025	19,284	19,290	0.8	19,284
Inhabit IQ Inc.+	One stop	SF +	5.50%	(n)	10.70%	07/2025	13,288	13,226	0.5	13,288
Inhabit IQ Inc.*	One stop	SF +	5.50%	(n)	10.70%	07/2025	12,273	12,208	0.5	12,273
Inhabit IQ Inc.*#	One stop	SF +	5.50%	(n)	10.70%	07/2025	6,467	6,476	0.3	6,467
Inhabit IQ Inc.+	One stop	SF +	5.50%	(n)	10.70%	07/2025	3,151	3,178	0.1	3,151
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(n)	10.70%	07/2025	1,384	1,391	0.1	1,384
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(n)	10.70%	07/2025	1,172	1,177	—	1,172
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(n)	10.70%	07/2025	1,155	1,160	—	1,155
Inhabit IQ Inc.+	One stop	SF +	5.50%	(n)	10.70%	07/2025	924	922	—	924
Inhabit IQ Inc.+	One stop	SF +	5.50%	(n)	10.70%	07/2025	488	490	—	488
Inhabit IQ Inc.+	One stop	L +	5.50%	(a)	10.65%	07/2025	130	130	—	130
MRI Software LLC*+	One stop	SF +	5.50%	(o)	10.84%	02/2026	14,249	14,187	0.6	13,963
MRI Software LLC+	One stop	SF +	5.50%	(o)	10.84%	02/2026	5,226	5,188	0.2	5,121
MRI Software LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
MRI Software LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	—	—	(3)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(l)	10.68%	08/2028	18,541	20,066	0.7	17,799
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.75%	(h)	9.76%	08/2028	1,988	2,175	0.1	1,909
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(2)
RPL Bidco Limited+(8)(9)(10)	One stop	A +	6.75%	(h)	10.76%	08/2028	8,189	8,131	0.3	8,189
							129,497	130,867	5.1	128,275
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	SF +	6.38%	(n)	11.58%	07/2028	4,240	4,165	0.2	4,240
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(2)	—	—
Channelside Acquisitona Co, Inc.+	One stop	SF +	6.75%	(n)	11.92%	07/2028	3,639	3,536	0.1	3,666
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(7)	—	—
Internet Truckstop Group LLC*#	One stop	SF +	5.50%	(o)	10.89%	04/2025	21,118	21,308	0.8	20,907
Internet Truckstop Group LLC+	One stop	SF +	5.50%	(o)	10.89%	04/2025	9,248	9,187	0.4	9,155
Internet Truckstop Group LLC+(5)	One stop	SF +	5.50%		N/A(6)	04/2025	—	(1)	—	(2)
							38,245	38,186	1.5	37,966

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+(23)	One stop	SF +	7.50%	(n)	8.45%	cash/	4.25%	PIK	09/2024	$4,817	$4,804	0.2%	$4,817
Accela, Inc.+(23)	One stop	SF +	7.50%	(n)	8.45%	cash/	4.25%	PIK	09/2024	286	285	—	286
Accela, Inc.+	One stop	SF +	7.50%		N/A(6)				09/2024	—	—	—	—
Accela, Inc.+	One stop	SF +	7.50%	(n)	12.70%				09/2024	541	538	—	541
Anaplan, Inc.+	One stop	SF +	6.50%	(n)	11.60%				06/2029	9,840	9,756	0.4	9,742
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	(1)
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(o)	10.72%				03/2027	38,629	38,269	1.5	37,857
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(2)	—	(5)
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(30)	—	(86)
Apptio, Inc.+	One stop	L +	5.00%	(b)	10.20%				01/2025	57,010	57,265	2.3	57,010
Apptio, Inc.+	One stop	L +	5.00%	(b)	10.20%				01/2025	58	57	—	58
Aras Corporation+(23)	One stop	L +	6.75%	(b)	8.74%	cash/	3.25%	PIK	04/2027	14,567	14,480	0.6	14,276
Aras Corporation+	One stop	L +	6.50%	(b)(c)	11.71%				04/2027	61	60	—	59
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(l)	10.18%				06/2029	3,637	3,417	0.1	3,437
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(l)	10.18%				06/2029	1,667	1,510	0.1	1,562
Arrow Buyer, Inc.+	One stop	SF +	6.50%	(o)	11.74%				06/2030	16,360	15,928	0.6	16,155
Arrow Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(24)	—	(24)
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	5.75%	(o)	8.20%	cash/	2.75%	PIK	07/2027	7,181	7,134	0.3	6,983
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	6.25%	(o)	8.20%	cash/	3.25%	PIK	07/2027	1,282	1,272	0.1	1,269
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(c)	10.60%				04/2026	5,694	5,714	0.2	5,694
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(f)(g)	8.87%				04/2026	2,291	2,353	0.1	2,291
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(c)	10.60%				04/2026	270	268	—	270
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(c)(p)	10.59%				04/2026	39	38	—	39
Axiom Merger Sub Inc.+	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Bayshore Intermediate #2, L.P.+(23)	One stop	SF +	7.50%	(o)	12.82%				10/2028	71,481	70,470	2.8	70,766
Bayshore Intermediate #2, L.P.+	One stop	SF +	6.50%	(n)	11.77%				10/2027	33	31	—	32
Bonterra LLC+	One stop	L +	6.25%	(b)	11.79%				09/2027	65,388	64,709	2.5	62,118
Bonterra LLC+	One stop	L +	6.25%	(b)	11.72%				09/2027	197	195	—	187
Bonterra LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2027	—	(59)	—	(210)
Bottomline Technologies, Inc.+	One stop	SF +	5.25%	(n)	10.33%				05/2029	27,951	27,483	1.1	27,113
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(7)
Bullhorn, Inc.*#+	One stop	SF +	5.75%	(n)	10.95%				09/2026	65,438	64,855	2.6	64,784
Bullhorn, Inc.+(8)(9)	One stop	SN +	6.00%	(l)	10.93%				09/2026	12,051	11,576	0.5	11,931
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(e)	9.16%				09/2026	4,679	4,648	0.2	4,632
Bullhorn, Inc.+	One stop	SF +	5.75%	(n)	10.95%				09/2026	212	210	—	210
Bullhorn, Inc.+	One stop	SF +	5.75%	(n)	10.95%				09/2026	95	94	—	94
Bullhorn, Inc.+	One stop	SF +	5.75%	(n)	10.95%				09/2026	76	75	—	75
Bullhorn, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				09/2026	—	(2)	—	(2)
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	SF +	5.00%	(n)	10.20%				06/2028	9,745	9,605	0.4	9,745
Burning Glass Intermediate Holdings Company, Inc.+	One stop	SF +	5.00%	(n)	10.20%				06/2026	35	34	—	35
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(p)	12.05%				01/2029	5,437	5,284	0.2	5,355
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(p)	12.05%				01/2029	1,438	1,397	0.1	1,416
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	(1)
Calabrio, Inc.+	One stop	SF +	7.13%	(n)	12.23%				04/2027	53,683	53,174	2.1	53,683

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Calabrio, Inc.+	One stop	L +	7.00%	(a)	12.15%				04/2027	$135	$132	—%	$135
Community Brands Parentco LLC+	One stop	SF +	5.50%	(n)	10.70%				02/2028	14,087	13,869	0.5	13,806
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(2)
Coupa Holdings, LLC+	One stop	SF +	7.50%	(n)	12.60%				02/2030	22,848	22,304	0.9	22,276
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(24)	—	(51)
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(n)	10.70%				10/2028	27,501	27,293	1.0	26,401
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(n)	10.70%				10/2028	2,319	2,293	0.1	2,226
Daxko Acquisition Corporation+	One stop	P +	4.50%	(d)	12.75%				10/2027	21	20	—	15
Daxko Acquisition Corporation+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(8)	—	—
Diligent Corporation*#+	One stop	SF +	6.25%	(n)	11.45%				08/2025	85,629	85,578	3.4	84,774
Diligent Corporation+	One stop	SF +	5.75%	(n)	10.95%				08/2025	5,919	5,890	0.2	5,801
Diligent Corporation+	One stop	SF +	6.25%	(n)	11.45%				08/2025	156	155	—	153
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(l)	10.93%				02/2029	14,711	15,092	0.6	14,122
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	6.00%	(k)	11.39%				02/2029	289	294	—	278
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(5)
FirstUp, Inc.+(23)	One stop	SF +	6.75%	(o)	8.64%	cash/	3.50%	PIK	07/2027	9,155	9,097	0.4	9,040
FirstUp, Inc.+(23)	One stop	SF +	6.75%	(o)	8.64%	cash/	3.50%	PIK	07/2027	76	76	—	75
Gainsight, Inc.+(23)	One stop	L +	6.75%	(c)	11.58%	PIK			07/2027	10,780	10,668	0.4	10,673
Gainsight, Inc.+(23)	One stop	SF +	6.75%	(n)	11.94%	PIK			07/2027	81	80	—	80
GS Acquisitionco, Inc.*#+	One stop	SF +	5.75%	(o)	11.14%				05/2026	83,975	84,067	3.3	83,135
GS Acquisitionco, Inc.+	One stop	SF +	5.75%	(o)	11.14%				05/2026	88	88	—	86
GTIV, LLC+	One stop	SF +	5.25%	(p)	10.22%				02/2029	73,657	73,067	2.9	73,657
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	—
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.87%	(o)	7.82%	cash/	4.30%	PIK	07/2029	3,203	3,150	0.1	3,171
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(o)	7.80%	cash/	4.30%	PIK	07/2029	2,091	2,051	0.1	2,070
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(o)	7.82%	cash/	4.30%	PIK	07/2029	383	380	—	379
ICIMS, Inc.+(23)	One stop	SF +	7.25%	(o)	8.50%	cash/	3.88%	PIK	08/2028	7,931	7,814	0.3	7,772
ICIMS, Inc.+	One stop	SF +	6.75%	(o)	11.99%				08/2028	27	26	—	24
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(38)
IQN Holding Corp. #+	One stop	SF +	5.25%	(p)	10.38%				05/2029	14,594	14,472	0.6	14,301
IQN Holding Corp. +	One stop	SF +	5.25%	(n)	10.35%				05/2028	19	18	—	17
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(27)	—	(4)
Island Bidco AB+(8)(9)(17)(23)	One stop	E +	7.25%	(g)	3.93%	cash/	7.25%	PIK	07/2028	6,361	6,037	0.3	6,361
Island Bidco AB+(8)(17)(23)	One stop	SF +	7.00%	(p)	8.84%	cash/	3.50%	PIK	07/2028	3,025	3,000	0.1	3,025
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC*	One stop	L +	6.25%	(b)	11.73%				10/2026	7,526	7,474	0.3	7,150
Juvare, LLC+	One stop	L +	6.25%	(b)	11.73%				10/2026	1,737	1,725	0.1	1,650
Juvare, LLC+	One stop	L +	6.25%	(b)	11.73%				10/2026	548	529	—	520
Juvare, LLC+	One stop	L +	6.25%	(b)(d)	11.90%				04/2026	50	50	—	48
Kaseya Inc.+(23)	One stop	SF +	6.25%	(n)	8.85%	cash/	2.50%	PIK	06/2029	9,178	9,059	0.4	8,994
Kaseya Inc.+(23)	One stop	SF +	6.25%	(n)	8.86%	cash/	2.50%	PIK	06/2029	67	65	—	62
Kaseya Inc.+(23)	One stop	SF +	6.25%	(n)	8.86%	cash/	2.50%	PIK	06/2029	34	29	—	23
Mindbody, Inc.+	One stop	L +	7.00%	(a)	12.19%				02/2025	49,911	50,204	2.0	49,911
Mindbody, Inc.+	One stop	L +	7.00%	(a)	12.19%				02/2025	5,588	5,561	0.2	5,588
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				02/2025	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(n)	10.70%				12/2028	$21,815	$21,644	0.8%	$20,943
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(n)	10.70%				12/2027	66	65	—	60
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(n)	10.70%				12/2028	76	71	—	52
Neo Bidco GMBH+(8)(9)(13)(23)	One stop	E +	3.50%	(f)	6.56%				07/2028	7,133	7,636	0.3	7,062
Neo Bidco GMBH+(8)(13)	One stop	L +	6.00%		N/A(6)				01/2028	—	—	—	—
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(f)	9.59%				01/2028	44	44	—	43
Naviga Inc.+	Senior secured	SF +	7.00%	(o)	12.34%				12/2023	109	109	—	109
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.75%				10/2024	8,345	8,294	0.3	8,345
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.88%				10/2025	3,424	3,387	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.75%				10/2024	1,110	1,108	—	1,110
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.75%				10/2024	685	682	—	685
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.88%				10/2025	640	638	—	640
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	13.88%				10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(l)	9.55%				10/2024	88	93	—	88
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.75%				10/2024	149	148	—	149
Personify, Inc.*#+	One stop	SF +	5.25%	(o)	10.49%				09/2024	13,605	13,683	0.6	13,605
Personify, Inc.#	One stop	SF +	5.25%	(o)	10.49%				09/2024	8,105	8,076	0.3	8,105
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.+	One stop	SF +	7.00%	(n)	12.08%				10/2029	9,953	9,818	0.4	9,953
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(o)	13.04%				04/2027	23,748	23,570	0.9	23,748
Pluralsight, LLC+	One stop	SF +	8.00%	(o)	13.04%				04/2027	50	49	—	50
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(n)	11.85%				09/2028	4,221	4,189	0.2	4,168
ProcessUnity Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(o)	11.99%				09/2028	844	838	—	833
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(o)	11.99%				09/2028	1,996	1,966	0.1	1,971
Pyramid Healthcare Acquisition Corp.#+	One stop	SF +	4.75%	(o)	9.95%				05/2027	18,232	18,114	0.7	18,232
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	10.16%				05/2027	866	861	—	866
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	9.95%				05/2027	535	532	—	535
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	9.95%				05/2027	178	177	—	178
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	9.95%				05/2027	157	156	—	157
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	9.95%				05/2027	147	146	—	147
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	10.16%				05/2027	147	146	—	147
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	9.94%				05/2027	1,884	1,860	0.1	1,884
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	9.95%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	10.08%				05/2027	1,575	1,565	0.1	1,575
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(o)	10.01%				05/2027	793	788	—	793
QAD, Inc.+	One stop	SF +	5.38%	(n)	10.48%				11/2027	9,417	9,348	0.4	9,417
QAD, Inc.+(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.+	One stop	SF +	6.00%	(p)	11.30%				06/2029	2,473	2,452	0.1	2,380
Quant Buyer, Inc.+	One stop	SF +	6.00%	(p)	11.30%				06/2029	2,935	2,910	0.1	2,825
Quant Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(6)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(p)	11.30%				06/2029	2,011	1,994	0.1	1,936
Quant Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(78)	—	(81)
Rainforest Bidco Limited+(8)(9)(10)(23)	One stop	SN +	6.13%	(l)	8.42%	cash/	2.63%	PIK	07/2029	7,600	6,960	0.3	7,524
Rainforest Bidco Limited+(8)(9)(10)(23)	One stop	SN +	6.13%	(l)	8.42%	cash/	2.63%	PIK	07/2029	558	512	—	553
Rainforest Bidco Limited+(8)(10)(23)	One stop	SF +	6.13%	(m)	8.55%	cash/	2.63%	PIK	07/2029	1,414	1,397	0.1	1,400
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(n)	9.45%				12/2024	11,096	11,100	0.4	10,431
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(d)(n)	10.36%				12/2024	236	236	—	222
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(o)	10.89%				12/2028	$10,127	$10,049	0.4%	$9,925
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(7)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(6)	—	(13)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(n)	11.45%				05/2027	4,541	4,512	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(n)	11.45%				05/2027	27	26	—	27
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(n)	11.35%				08/2029	9,827	9,654	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(2)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	6.00%	(f)	9.08%				04/2029	33,522	30,438	1.3	33,187
Sonatype, Inc.+	One stop	SF +	6.75%	(o)	11.97%				12/2025	40,459	40,269	1.6	40,459
Sonatype, Inc.+	One stop	SF +	6.75%	(o)	11.97%				12/2025	851	847	—	851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+(23)	One stop	SF +	8.50%	(n)	11.60%	cash/	2.00%	PIK	12/2026	31,625	31,269	1.2	30,676
Spartan Buyer Acquisition Co.+(23)	One stop	SF +	8.50%	(n)	11.60%	cash/	2.00%	PIK	12/2026	2,010	1,975	0.1	1,950
Spartan Buyer Acquisition Co.+(5)(23)	One stop	P +	7.50%	(d)	13.75%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Tahoe Bidco B.V. +(8)(14)	One stop	L +	6.00%	(a)	11.15%				09/2028	12,058	11,968	0.5	12,058
Tahoe Bidco B.V. +(5)(8)(14)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	SF +	5.75%	(n)	10.95%				12/2025	880	871	—	866
Telesoft Holdings LLC+	One stop	SF +	5.75%	(d)(n)	11.76%				12/2025	18	17	—	16
Telesoft Holdings LLC+	One stop	SF +	6.25%	(n)	11.45%				08/2028	65	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%	(p)	11.57%				07/2028	3,171	3,099	0.1	3,171
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(15)	—	—
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(c)	9.62%				12/2024	3,418	3,435	0.1	3,376
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(c)	9.62%				12/2024	903	895	—	892
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(c)	9.62%				12/2024	425	421	—	420
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(c)	9.83%				12/2024	566	562	—	561
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(c)	9.87%				12/2024	156	155	—	154
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%		N/A(6)				12/2024	—	—	—	—
Togetherwork Holdings, LLC*#	One stop	SF +	6.25%	(n)	11.45%				03/2025	15,125	15,163	0.6	14,936
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	6,841	6,783	0.3	6,755
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	4,149	4,129	0.2	4,098
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,753	1,775	0.1	1,731
Togetherwork Holdings, LLC#+	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,701	1,721	0.1	1,680
Togetherwork Holdings, LLC*#	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,658	1,679	0.1	1,637
Togetherwork Holdings, LLC#+	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,603	1,613	0.1	1,583
Togetherwork Holdings, LLC*+	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,544	1,563	0.1	1,524
Togetherwork Holdings, LLC#+	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,439	1,456	0.1	1,421
Togetherwork Holdings, LLC*#	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,179	1,185	0.1	1,164
Togetherwork Holdings, LLC#+	One stop	SF +	6.25%	(n)	11.45%				03/2025	650	657	—	642
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	449	447	—	444
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	435	433	—	429
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	250	249	—	247
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	63	63	—	62
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	57	58	—	57
Togetherwork Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2025	—	(2)	—	(4)
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,329	1,321	0.1	1,312
Togetherwork Holdings, LLC+	One stop	SF +	6.25%	(n)	11.45%				03/2025	5,969	5,882	0.2	5,894
Trintech, Inc.*#+	One stop	SF +	6.00%	(n)	11.20%				12/2024	21,856	21,881	0.9	21,856
Trintech, Inc.#+	One stop	SF +	6.00%	(n)	11.20%				12/2024	9,069	9,119	0.4	9,069
Trintech, Inc.+	One stop	SF +	6.00%	(n)	11.20%				12/2024	100	100	—	100

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	$8,795	$8,849	0.3%	$7,915
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	144	148	—	130
Vendavo, Inc.*#+	One stop	SF +	5.75%	(o)	11.09%				09/2027	19,463	19,342	0.7	18,490
Vendavo, Inc.+	One stop	P +	4.75%	(d)	13.00%				09/2027	25	24	—	18
WebPT, Inc.+	One stop	SF +	6.75%	(o)	12.11%				01/2028	626	618	—	620
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	28,823	29,092	1.1	28,247
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	5,101	5,077	0.2	4,999
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	3,613	3,572	0.1	3,540
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(4)
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	106	105	—	104
Zendesk, Inc.+(23)	One stop	SF +	7.00%	(o)	8.75%	cash/	3.50%	PIK	11/2028	20,135	19,776	0.8	20,135
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(45)	—	—
										1,433,464	1,420,543	56.1	1,412,303

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(o)	10.89%				02/2028	$25,700	$25,298	1.0%	$24,930
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(4)
Ave Holdings III, Corp+	One stop	SF +	5.50%	(o)	10.88%				02/2028	162	153	—	136
Ave Holdings III, Corp+	One stop	SF +	5.50%	(o)	10.89%				02/2028	299	296	—	290
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	11,451	11,289	0.5	11,336
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	9,900	9,819	0.4	9,801
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	9,215	9,432	0.4	9,123
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	2,142	2,112	0.1	2,120
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	1,424	1,412	0.1	1,410
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	728	713	—	721
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Consilio Midco Limited+(5)(8)(9)(10)	One stop	E +	6.25%		N/A(6)				05/2028	—	1	—	(1)
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	38	38	—	37
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	7	7	—	7
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	67	64	—	66
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	15	15	—	15
Cycle Gear, Inc.*#+	One stop	SF +	5.50%	(p)	10.61%				01/2026	46,952	46,847	1.7	43,196
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	21,413	21,332	0.8	20,504
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	3,720	3,710	0.2	3,563
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	2,832	2,882	0.1	2,712
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	3,093	3,081	0.1	2,962
Imperial Optical Midco Inc.+(23)	One stop	SF +	13.00%	(o)	7.70%	cash/	10.50%	PIK	05/2024	2,595	2,519	0.1	2,479
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	5,482	5,576	0.2	5,249
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	36,858	36,910	1.4	35,293
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	4,978	4,958	0.2	4,767
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	131	130	—	126
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	78	78	—	75
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	2,488	2,478	0.1	2,383
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	41	40	—	39
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	514	512	—	492
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	1,232	1,226	—	1,179
PPV Intermediate Holdings, LLC#+	One stop	SF +	5.75%	(o)	10.93%				08/2029	9,613	9,464	0.4	9,420
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.00%				08/2030	1,012	991	—	951
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC+(5)(23)	One stop	N/A			13.00%				08/2030	1	(2)	—	(1)
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.00%				08/2030	234	231	—	220
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.00%				08/2030	43	42	—	40
Salon Lofts Group, LLC+	One stop	SF +	6.25%	(o)(p)	11.58%				08/2028	3,549	3,518	0.1	3,549
Salon Lofts Group, LLC+	One stop	SF +	6.25%	(p)	11.58%				08/2028	60	58	—	60
Salon Lofts Group, LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(11)	—	—
Salon Lofts Group, LLC+	One stop	SF +	6.25%	(p)	11.38%				08/2028	58	57	—	58
Salon Lofts Group, LLC+	One stop	SF +	6.25%	(o)(p)	11.59%				08/2028	232	230	—	232
Salon Lofts Group, LLC+	One stop	SF +	6.25%	(o)	11.31%				08/2028	184	182	—	184
Salon Lofts Group, LLC+	One stop	SF +	6.25%	(o)	11.46%				08/2028	76	76	—	76

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SureWerx Purchaser III, Inc.+	One stop	SF +	6.75%	(o)	11.99%				12/2029	$20,645	$20,166	0.8%	$20,645
SureWerx Purchaser III, Inc.+	One stop	SF +	6.75%	(o)	11.99%				12/2028	9	8	—	9
SureWerx Purchaser III, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(59)	—	—
Titan Fitness, LLC*#+(23)	One stop	L +	6.75%	(a)(c)	9.56%	cash/	2.00%	PIK	02/2025	31,049	31,174	1.2	28,565
Titan Fitness, LLC+(23)	One stop	L +	6.75%	(c)	10.00%	cash/	2.00%	PIK	02/2025	1,934	1,926	0.1	1,779
Titan Fitness, LLC+(23)	One stop	L +	6.75%	(c)	10.00%	cash/	2.00%	PIK	02/2025	498	496	—	456
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.50%	(o)	10.89%				03/2028	8,279	8,181	0.3	8,279
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(h)	10.15%				03/2028	7,519	8,328	0.3	7,519
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(p)	11.26%				04/2028	8,246	8,147	0.3	8,081
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop	P +	4.50%	(d)	12.75%				04/2028	1	—	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(o)	10.90%				04/2028	106	102	—	105
										286,903	286,223	10.9	275,223

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+(23)	One stop	SF +	6.75%	(o)	11.39%	cash/	0.75%	PIK	12/2024	$22,158	$22,158	0.9%	$22,370
Agility Recovery Solutions Inc.+(23)	One stop	P +	5.50%	(d)(o)	12.23%	cash/	0.75%	PIK	12/2024	704	704	—	715
										22,862	22,862	0.9	23,085
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	1,954	1,935	0.1	1,837
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	974	964	—	915
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	855	847	—	804
Dollfus Mieg Company, Inc.+(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	—	—	—
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(o)	11.75%	cash/	1.50%	PIK	09/2025	9,963	9,876	0.4	9,366
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(o)	11.75%	cash/	1.50%	PIK	09/2025	4,004	3,970	0.2	3,764
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(o)	11.75%	cash/	1.50%	PIK	09/2025	2,061	2,043	0.1	1,937
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(b)(o)	11.74%	cash/	1.50%	PIK	09/2025	764	755	—	700
Elite Sportswear, L.P.*+(23)	Senior secured	SF +	7.75%	(o)	11.75%	cash/	1.50%	PIK	09/2025	684	678	—	643
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(o)	11.75%	cash/	1.50%	PIK	09/2025	312	311	—	294
Elite Sportswear, L.P.*+(23)	Senior secured	SF +	7.75%	(o)	11.75%	cash/	1.50%	PIK	09/2025	299	297	—	281
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(b)(o)	11.74%	cash/	1.50%	PIK	09/2025	26	26	—	24
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(o)	10.89%				11/2023	9,558	9,536	0.4	9,584
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(o)	10.89%				11/2023	6,456	6,438	0.3	6,474
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(o)	10.89%				11/2023	999	996	—	1,002
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(o)	10.89%				11/2023	898	895	—	900
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(o)	10.89%				11/2023	630	628	—	632
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(o)	10.89%				11/2023	2	2	—	2
SHO Holding I Corporation+	Senior secured	L +	5.25%	(b)	10.52%				04/2024	3,929	3,930	0.2	3,654
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	10.50%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior secured	L +	5.00%	(b)	10.34%				04/2024	84	84	—	78
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	9.37%				04/2024	50	50	—	50
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	9.47%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	10.55%				04/2024	—	—	—	—
										44,569	44,328	1.7	43,003
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(o)	11.64%				06/2028	18,973	18,702	0.7	18,024
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(o)	11.64%				06/2028	15,131	14,897	0.6	14,375
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(o)	11.62%				06/2028	452	445	—	429
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(o)	11.63%				06/2028	454	448	—	431
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(o)	11.89%				06/2028	4,124	4,014	0.2	3,959
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(38)	—	—
										39,134	38,468	1.5	37,218
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(o)	10.16%				06/2027	16,879	16,767	0.6	15,867
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(o)	10.16%				06/2027	70	69	—	62
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(o)	10.16%				06/2027	79	79	—	74
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(a)(b)(c)	9.70%				11/2026	1,320	1,295	0.1	1,293
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(a)	9.69%				11/2026	206	205	—	204
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(c)(d)	10.60%				10/2026	4	3	—	3
										18,558	18,418	0.7	17,503
Total non-controlled/non-affiliate company debt investments										$5,270,343	$5,234,695	204.8%	$5,152,645

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		N/A	66	$664	—%	$768
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	40	—	38
							704	—	806
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A		N/A	5	314	—	7

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	730	—	467
Go Car Wash Parent, Corp.+(21)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	148	—	152
Go Car Wash Parent, Corp.+	Common Stock	N/A	N/A		N/A	—	29	—	27
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	330	—	315
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	61	—	82
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	141	141	—	334
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	508	0.1	774
							1,947	0.1	2,151
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A		N/A	177	1,769	0.1	1,319

Building Products
BECO Holding Company, Inc.+(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	10	1,050	0.1	1,113
BECO Holding Company, Inc.+	LP Interest	N/A	N/A		N/A	2	196	—	190
							1,246	0.1	1,303
Chemicals
Inhance Technologies Holdings LLC+	Preferred Stock	N/A	N/A		N/A	2	1,960	0.1	2,140
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		N/A	—	124	—	7
							2,084	0.1	2,147
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A		N/A	540	540	—	597
EGD Security Systems, LLC +	Common Stock	N/A	N/A		N/A	855	578	0.1	1,179
Franchise Brands plc+(8)(9)(10)(22)	Common Stock	N/A	N/A		N/A	51	113	—	109
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	359	359	—	393
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		N/A	8	767	—	843
Radwell Parent, LLC+(21)	LP units	N/A	N/A		N/A	2	233	—	288
							2,590	0.1	3,409
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	49	49	—	69
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A	N/A	19	$193	—%	$281
DP Flores Holdings, LLC+	LLC units	N/A	N/A	N/A	70	70	—	74
EMS LINQ, LLC+	LP Interest	N/A	N/A	N/A	525	525	—	408
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12	—	8
HS Spa Holdings, Inc.+	Common Stock	N/A	N/A	N/A	479	479	—	484
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	0.1	698
NSG Buyer, Inc. +	LP units	N/A	N/A	N/A	2	1,860	0.1	1,829
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	—	655
						4,560	0.2	4,437
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred Stock	N/A	N/A	N/A	—	372	—	139
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	276
Inventus Power, Inc.+	LP Interest	N/A	N/A	N/A	—	20	—	61
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	476

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	0.1%	$886
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	—	869
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	142
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	31
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,751
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	157
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	32
						2,759	0.2	3,868
Food Products
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	77	102	—	173
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	7
Borrower R365 Holdings, LLC+	Common Stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	1	2	—	3
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	4	9	—	9
Borrower R365 Holdings, LLC+	Preferred Stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	N/A	—	1	—	1
C. J. Foods, Inc.+	Preferred Stock	N/A	N/A	N/A	—	75	0.1	1,156
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	145
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	100
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	260
Louisiana Fish Fry Products, Ltd.+	Preferred Stock	N/A	N/A	N/A	—	13	—	25
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	216
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,509
						2,467	0.3	6,608
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	85
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	203
CCSL Holdings, LLC+(8)	LP Interest	N/A	N/A	N/A	—	336	—	311
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	—	132	—	182
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	315
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	50
						893	—	1,146

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$85
Acuity Eyecare Holdings, LLC+(21)	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	4,336
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	2,602
ADCS Clinics Intermediate Holdings, LLC+	Preferred Stock	N/A	N/A		N/A	2	1,119	0.1	1,433
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	129	132	—	194
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A		N/A	429	327	0.1	781
DCA Investment Holding, LLC	Preferred Stock	N/A	N/A		N/A	1,142	533	0.1	1,164
DCA Investment Holding, LLC	Common Stock	N/A	N/A		N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	648	—	505
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	61	—	73
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A		N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A		N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A		N/A	—	15	—	16
Encorevet Group LLC+	LLC units	N/A	N/A		N/A	—	11	—	10
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A		N/A	185	212	—	265
Midwest Veterinary Partners, LLC+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	1	1,126	0.1	1,200
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	6	—	—	346
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	—	29	—	42
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	633
NDX Parent, LLC+	Common Stock	N/A	N/A		N/A	—	272	—	16
NDX Parent, LLC+	Preferred Stock	N/A	N/A		N/A	40	40	—	42
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A		N/A	—	321	—	300
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A		N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	—	784
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	—	387
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	88
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	349
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	360
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
Suveto Buyer, LLC+	Common Stock	N/A	N/A		N/A	6	562	—	356
							11,650	0.7	16,367

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A		N/A	154	$193	—%	$217
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A		N/A	—	292	—	424
HSI Halo Acquisition, Inc.+	LP Interest	N/A	N/A		N/A	—	5	—	134
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	12	12,957	0.5	13,195
Symplr Software, Inc.+(21)	Preferred Stock	N/A	10.63%	Non-Cash	N/A	2	3,207	0.2	4,437
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	1,580	0.1	1,752
Symplr Software, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	1	970	0.1	1,024
Symplr Software, Inc.+	LLC units	N/A	N/A		N/A	—	161	—	173
Symplr Software, Inc.+	Common Stock	N/A	N/A		N/A	177	—	—	803
Tebra Technologies, Inc.+	Warrant	N/A	N/A		N/A	169	871	—	765
Tebra Technologies, Inc.+	Warrant	N/A	N/A		N/A	53	162	—	214
Tebra Technologies, Inc.+	LLC interest	N/A	N/A		N/A	348	2,824	0.1	3,026
Tebra Technologies, Inc.+	Preferred Stock	N/A	N/A		N/A	1	8	—	12
							23,230	1.0	26,176
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+(21)	LP Interest	N/A	N/A		N/A	206	188	—	356
Harri US LLC+	LLC units	N/A	N/A		N/A	83	658	—	599
Harri US LLC+	Preferred Stock	N/A	N/A		N/A	71	455	—	504
Harri US LLC+	Warrant	N/A	N/A		N/A	24	106	—	140
LMP TR Holdings, LLC(21)	LLC units	N/A	N/A		N/A	712	712	0.1	2,494
SSRG Holdings, LLC+	LP Interest	N/A	N/A		N/A	6	61	—	83
Tropical Smoothie Cafe Holdings, LLC+	LP Interest	N/A	N/A		N/A	5	246	0.1	1,029
							2,426	0.2	5,205
Insurance
Majesco+	LP Interest	N/A	N/A		N/A	—	307	—	390
Majesco+	LP Interest	N/A	N/A		N/A	69	—	—	156
							307	—	546
Internet and Catalog Retail
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	17	17,025	0.7	18,330
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	10	10,219	0.5	11,002
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	1	1,104	—	1,147
Revalize, Inc.+	Preferred Stock	N/A	N/A		N/A	7	7,034	0.3	6,805
							35,382	1.5	37,284
IT Services
Appriss Health Intermediate Holdings, Inc+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	2,198	0.1	2,224
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	587	462	0.2	4,266
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	154	423	—	1,119
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred Stock	N/A	N/A		N/A	35	291	—	257
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		N/A	202	159	0.2	1,358
Critical Start, Inc.+	Common Stock	N/A	N/A		N/A	225	225	—	249
Optimizely North America, Inc.+	Common Stock	N/A	N/A		N/A	75	807	—	599
Kentik Technologies, Inc.+	Preferred Stock	N/A	N/A		N/A	192	1,103	—	1,103
Netwrix Corporation+	LLC units	N/A	N/A		N/A	9	18	—	19
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A		N/A	37	367	—	532
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A	N/A		N/A	13	13	—	21
Saturn Borrower Inc.+	LP units	N/A	N/A		N/A	346	346	—	75
							6,412	0.5	11,822

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		N/A	749	$210	0.1%	$1,780
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	67	117	—	169
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	46	80	—	116
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	38	65	—	95
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	33	58	—	83
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	15	24	—	35
WBZ Investment LLC+	LLC interest	N/A	N/A		N/A	2	2	—	4
							556	0.1	2,282
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A	N/A		N/A	930	930	0.1	930
Celerion Buyer, Inc.+	LP units	N/A	N/A		N/A	930	—	—	156
PAS Parent Inc.+	LP Interest	N/A	N/A		N/A	9	933	—	816
PAS Parent Inc.+	Preferred Stock	N/A	N/A		N/A	1	139	—	155
Reaction Biology Corporation+	LLC units	N/A	N/A		N/A	—	265	—	280
							2,267	0.1	2,337
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		N/A	3	1,633	0.1	1,796
W3 Co.+	Preferred Stock	N/A	N/A		N/A	—	224	—	239
							1,857	0.1	2,035
Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A		N/A	3	312	—	166
Messenger, LLC+	LLC units	N/A	N/A		N/A	—	—	—	—
							312	—	166
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP Interest	N/A	N/A		N/A	502	502	—	606
Cobalt Buyer Sub, Inc.+(21)	Preferred Stock	N/A	10.00%	Non-Cash	N/A	8	8,679	0.4	9,571
Cobalt Buyer Sub, Inc.+	Preferred Stock	N/A	N/A		N/A	—	168	—	169
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A		N/A	2	2	—	—
							9,351	0.4	10,346

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A		N/A	—	$216	—%	$265
Enboarder, Inc.+(8)(11)	Preferred Stock	N/A	N/A		N/A	56	573	—	573
Filevine, Inc.+	Preferred Stock	N/A	N/A		N/A	221	1,401	0.1	1,673
Filevine, Inc.+	Warrant	N/A	N/A		N/A	33	49	—	182
Net Health Acquisition Corp.+	LP Interest	N/A	N/A		N/A	13	1,509	0.1	1,622
Procure Acquireco, Inc.+	LP Interest	N/A	N/A		N/A	—	486	—	577
							4,234	0.2	4,892
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A		N/A	62	434	—	965
SC Landco Parent, LLC+	Common Stock	N/A	N/A		N/A	2	274	—	260
							708	—	1,225
Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A	N/A		N/A	408	447	—	442

Software
Accela, Inc.+	LLC interest	N/A	N/A		N/A	670	418	—	405
Anaplan, Inc.+	LP Interest	N/A	N/A		N/A	385	385	—	456
Aras Corporation+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	1	1,114	0.1	1,219
Aras Corporation+	LP Interest	N/A	N/A		N/A	306	306	—	345
Astute Holdings, Inc.+	LP Interest	N/A	N/A		N/A	—	304	—	733
Auvik Networks Inc.+(8)(12)	Preferred Stock	N/A	N/A		N/A	26	256	—	286
Auvik Networks Inc.+(8)(12)	Preferred Stock	N/A	N/A		N/A	3	29	—	32
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A		N/A	4,095	4,095	0.1	3,158
Calabrio, Inc.+	LP Interest	N/A	N/A		N/A	1	769	—	704
Calabrio, Inc.+	LP Interest	N/A	N/A		N/A	96	0	—	0
Cloudbees, Inc.+	Preferred Stock	N/A	N/A		N/A	149	1,663	0.1	1,590
Cloudbees, Inc.+	Warrant	N/A	N/A		N/A	131	247	0.1	931
Cloudbees, Inc.+	Preferred Stock	N/A	N/A		N/A	71	466	—	657
Cynet Security Ltd.+(8)(15)	Preferred Stock	N/A	N/A		N/A	145	508	—	563
Diligent Corporation+(21)	Preferred Stock	N/A	10.50%	Non-Cash	N/A	17	18,198	0.8	18,645
Diligent Corporation+	Preferred Stock	N/A	N/A		N/A	415	912	0.1	1,958
FirstUp, Inc.+	Common Stock	N/A	N/A		N/A	221	541	—	303
GS Acquisitionco, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	26	27,795	1.0	26,288
GS Acquisitionco, Inc.+(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	2	1,675	0.1	1,538
GS Acquisitionco, Inc.+	LP Interest	N/A	N/A		N/A	1	170	—	821
GTY Technology Holdings, Inc.+	LP units	N/A	N/A		N/A	48	48	—	54
Impartner, Inc.+	Preferred Stock	N/A	N/A		N/A	28	226	—	215
Kaseya Inc.+(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	2	1,819	0.1	1,821
Kaseya Inc.+	LP Interest	N/A	N/A		N/A	100	100	—	96
MetricStream, Inc.+	Warrant	N/A	N/A		N/A	168	263	—	178
Ministry Brands Holdings LLC+	LP Interest	N/A	N/A		N/A	438	439	—	324
mParticle, Inc.+	Preferred Stock	N/A	N/A		N/A	162	1,060	—	867
mParticle, Inc.+	Warrant	N/A	N/A		N/A	75	16	—	269
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A		N/A	4	9	—	19
PDI TA Holdings, Inc.+	Preferred Stock	N/A	N/A		N/A	92	2,846	0.1	3,103

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personify, Inc.+	LP Interest	N/A			N/A		N/A	716	$942	0.1%	$1,726
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A			N/A		N/A	—	964	0.1	1,482
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A			N/A		N/A	202	329	—	231
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A			N/A		N/A	184	184	—	314
QAD, Inc.+	Preferred Stock	N/A			N/A		N/A	—	222	—	238
QAD, Inc.+	Common Stock	N/A			N/A		N/A	15	0	—	0
Onit, Inc.+(21)	Preferred Stock	N/A			15.00%	Non-Cash	N/A	—	44	—	46
Onit, Inc.+	Warrant	N/A			N/A		N/A	—	6	—	7
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	—	331	—	49
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	3	21	—	0
Riskonnect Parent, LLC+(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	18	19,659	0.8	19,000
Riskonnect Parent, LLC+	LP Interest	N/A			N/A		N/A	857	859	0.1	958
Riskonnect Parent, LLC+(21)	Preferred Stock	SF +	10.50%	(o)	15.74%	Non-Cash	N/A	—	363	—	378
SnapLogic, Inc.+	Preferred Stock	N/A			N/A		N/A	278	695	0.1	1,399
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	106	75	—	373
Spartan Buyer Acquisition Co.+	Common Stock	N/A			N/A		N/A	1	623	—	261
Spartan Buyer Acquisition Co.+	Preferred Stock	N/A			N/A		N/A	—	38	—	41
Telesoft Holdings LLC+	LP Interest	N/A			N/A		N/A	6	6	—	6
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	62	—	42
Workforce Software, LLC+	Common Stock	N/A			N/A		N/A	—	974	—	435
Workforce Software, LLC+	Common Stock	N/A			N/A		N/A	—	36	—	40
Zendesk, Inc.+	LP units	N/A			N/A		N/A	45	454	—	517
									93,564	3.8	95,121

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(21)	Preferred Stock	N/A	11.50%	Non-Cash	N/A	9	$9,336	0.4%	$9,241
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	1	1,129	—	1,050
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A		N/A	10	1,287	0.1	1,399
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	2,002	482	—	35
Cycle Gear, Inc.+	Preferred Stock	N/A	N/A		N/A	50	50	—	100
Imperial Optical Midco Inc.+	Preferred Stock	N/A	N/A		N/A	—	122	—	46
Imperial Optical Midco Inc.+	Preferred Stock	N/A	N/A		N/A	—	46	—	17
Imperial Optical Midco Inc.+	Common Stock	N/A	N/A		N/A	—	—	—	41
Pet Holdings ULC+(8)(12)(21)	LP Interest	N/A	N/A		N/A	677	450	0.1	1,276
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	87	—	84
Southern Veterinary Partners, LLC+(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	5	5,437	0.2	5,895
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		N/A	—	717	—	1,208
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	189	0.2	4,790
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	37	—	33
							19,369	1.0	25,215
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	269

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A		N/A	20	239	—	485
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A		N/A	—	—	—	2
MakerSights, Inc.+	Preferred Stock	N/A	N/A		N/A	40	218	—	218
R.G. Barry Corporation+	Preferred Stock	N/A	N/A		N/A	—	161	—	280
							618	—	985

Total non-controlled/non-affiliate company equity investments							$235,156	10.8%	$270,461

Total non-controlled/non-affiliate company investments							$5,469,851	215.6%	$5,423,106
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(25)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(23)	One stop	SF +	8.00%	(p)	13.03%				04/2024	$6,198	$6,180	0.2%	$4,959
Abita Brewing Co., L.L.C.+(7)(23)	Second lien	SF +	8.00%	(p)	13.34%				04/2024	4,091	3,725	0.1	1,350
Abita Brewing Co., L.L.C.+	One stop	SF +	8.00%		N/A(6)				04/2024	—	—	—	—
										10,289	9,905	0.3	6,309
Energy, Equipment & Services
Benetech, Inc.+(7)(23)	One stop	SF +	6.00%	(o)	11.39%				08/2024	4,022	3,623	—	1,207
Benetech, Inc.+(7)(23)	One stop	SF +	6.00%	(o)	11.39%				08/2024	1,269	1,140	—	204
										5,291	4,763	—	1,411
Food and Staples Retailing
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	8.00%	(o)	13.38%				12/2024	13,141	13,014	0.4	11,170
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	14.00%	(o)	19.44%				12/2024	1,553	1,553	—	1,165
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	8.00%	(n)	13.20%				12/2024	282	274	—	73
										14,976	14,841	0.4	12,408
Healthcare Providers and Services
Bayside Opco, LLC+(23)	One stop	SF +	7.25%	(o)	12.64%				06/2026	11,734	11,621	0.5	11,616
Bayside Opco, LLC+(7)(23)	Subordinated debt	SF +	10.00%	(o)	15.39%				06/2026	4,160	3,328	0.1	3,370
Bayside Opco, LLC+(23)	One stop	SF +	7.25%	(o)	12.64%				06/2026	4,151	3,911	0.2	3,902
Bayside Opco, LLC+(23)	One stop	SF +	7.00%	(o)	6.39%	cash/	6.00%	PIK	06/2026	737	737	—	737
Elite Dental Partners LLC+(7)(23)	One stop	SF +	5.25%	(o)	10.49%	PIK			09/2024	12,652	12,337	0.3	7,971
Elite Dental Partners LLC+(7)(23)	One stop	SF +	12.00%	(o)	17.24%	PIK			09/2024	5,702	5,483	0.2	4,105
Elite Dental Partners LLC+(23)	One stop	SF +	5.25%	(o)	10.49%	PIK			09/2024	1,364	1,364	0.1	1,364
Opening Day Borrower 111 LLC+(7)(23)	One stop	SF +	6.25%	(o)	11.64%				05/2027	13,105	12,217	0.5	12,187
Opening Day Borrower 111 LLC+(7)(23)	One stop	SF +	6.25%	(o)	11.64%				05/2027	5,009	4,782	0.2	4,658
Opening Day Borrower 111 LLC+(5)(7)	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	(114)
										58,614	55,780	2.1	49,796
Software
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK			10/2024	6,577	6,559	0.2	4,339
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK			10/2024	549	547	—	363
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK			10/2024	42	42	—	28
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	13.72%				10/2024	2	2	—	(32)
										7,170	7,150	0.2	4,698

Total non-controlled/affiliate company debt investments										$96,340	$92,439	3.0%	$74,622

Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A				N/A	210	$—	—%	$6

Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred Stock	N/A			N/A				N/A	2,779	2,276	—	553
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	27,241	278	—	15
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	6,321	131	—	3
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	1,056	9	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	1,829	10	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A			N/A				N/A	492	2	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	568	$2	—%	$—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	543	2	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A		N/A	1,490	5	—	—
							2,717	—	571
Healthcare Providers and Services
Bayside Opco, LLC+	LLC units	N/A	N/A		N/A	6	2,592	0.1	2,584
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A		N/A	163	7,238	0.3	7,762
							13,982	0.4	10,346
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	2,321	0.1	2,292
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	487
							3,271	0.1	2,779

Total non-controlled/affiliate equity company investments							$19,970	0.5%	$13,702

Total non-controlled/affiliate company investments							$112,409	3.5%	$88,324

Controlled affiliate company investments(26)
Debt Investments
IT Services
MMan Acquisition Co.+(7)(23)	One stop	N/A	10.00%	PIK	08/2023	$32,624	$19,469	0.4%	$9,787
MMan Acquisition Co.+(23)	One stop	N/A	8.00%	PIK	08/2023	1,716	1,716	0.1	1,716
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2023	952	952	—	952
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2023	275	275	—	275
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
Total controlled affiliate company debt investments						$36,416	$23,261	0.5%	$13,579

Total controlled affiliate company investments							$23,261	0.5%	$13,579

Total investments							$5,605,521	219.6%	$5,525,009

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.0%	(27)			$24,571	1.0%	$24,571
Allspring Treasury Plus Money Market Fund (CUSIP 94975H296)			5.0%	(27)			10,925	0.4	10,925
Morgan Stanley Institutional Liquidity Funds Treasury Securities Portfolio (CUSIP 61747C525)			5.0%	(27)			28,433	1.1	28,433
Total money market funds							$63,929	2.5%	$63,929
Total Investments and Money Market Funds							$5,669,450	222.1%	$5,588,938

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2023, as the loan may have priced or repriced based on an index rate prior to June 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 5.22% as of June 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.55% as of June 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.76% as of June 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.25% as of June 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.40% as of June 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.58% as of June 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.90% as of June 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the Three Month AUD, which was 4.40% as of June 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day CDOR, which was 5.27% as of June 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 5.33% as of June 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.40% as of June 30, 2023.
(l) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.93% as of June 30, 2023.
(m) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.09% as of June 30, 2023.
(n) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.14% as of June 30, 2023.
(o) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.27% as of June 30, 2023.
(p) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.39% as of June 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023.
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
(6)The entire commitment was unfunded as of June 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 14.5% of the Company's total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Australia.
(12)The headquarters of this portfolio company is located in Canada.
(13)The headquarters of this portfolio company is located in Luxembourg.
(14) The headquarters of this portfolio company is located in Netherlands.
(15)The headquarters of this portfolio company is located in Israel.
(16)The headquarters of this portfolio company is located in Finland.
(17)The headquarters of this portfolio company is located in Sweden.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)
(18)The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) The fair value of this investment was valued using Level 1 inputs. See Note 6. Fair Value Measurements.
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2023.
(24)The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2023	Interest, dividend and fee income
Abita Brewing Co. LLC	$8,071	$985	$(596)	$(2,145)	$—	$6,315	$583
Bayside Opco, LLC	—	22,240	(52)	21	—	22,209	180
Benetech, Inc.	1,740	467	(403)	(393)	—	1,411	9
Elite Dental Partners LLC	20,689	3,688	(563)	(10,374)	—	13,440	965
Opening Day Borrower 111 LLC	—	24,854	(615)	254		24,493	(84)
Rubio's Restaurants, Inc	13,174	3,463	(1,109)	(2,549)	—	12,979	1,452
Sloan Company, Inc.	6,318	38	(6,329)	(347)	320	—	344
Switchfly LLC	7,697	176	—	(396)	—	7,477	107
Total Non-Controlled Affiliates	$57,689	$55,911	$(9,667)	$(15,929)	$320	$88,324	$3,556

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
(26)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of June 30, 2023	Interest, dividend and fee income
MMan Acquisition Co.	$14,073	$2,598	$(2,428)	$263	$(927)	$13,579	$216
Total Controlled Affiliates	$14,073	$2,598	$(2,428)	$263	$(927)	$13,579	$216

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(27)The rate shown is the annualized seven-day yield as of June 30, 2023.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
Tronair Parent, Inc.+	Senior secured	L +	6.25%	(b)	8.67%	cash/	0.50%	PIK	09/2023	$672	$670	—%	$618
Tronair Parent, Inc.+	Senior secured	L +	6.25%	(b)	8.67%	cash/	0.50%	PIK	06/2023	100	99	—	88
Whitcraft LLC*#+	One stop	L +	6.00%	(b)	9.67%				04/2023	62,608	62,693	2.4	60,729
Whitcraft LLC+	One stop	P +	5.00%	(d)	11.25%				04/2023	42	38	—	33
										63,422	63,500	2.4	61,468
Airlines
Aurora Lux Finco S.A.R.L. +(8)(13)	One stop	L +	6.00%	(b)	8.78%				12/2026	975	961	—	926

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	4.75%	(l)	7.26%				04/2028	9,638	9,483	0.4	9,542
COP CollisionRight Holdings, Inc.+	One stop	SF +	4.75%	(l)	8.45%				04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2028	—	(2)	—	(3)
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	6.78%				08/2027	4,890	4,850	0.2	4,890
Covercraft Parent III, Inc.+	Senior secured	L +	4.50%	(b)	8.17%				08/2027	994	973	—	994
Covercraft Parent III, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)				08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(c)	8.51%				05/2027	6,099	6,004	0.3	5,855
North Haven Falcon Buyer, LLC+	One stop	L +	6.50%	(c)	8.67%				05/2027	1,021	1,006	—	981
Polk Acquisition Corp.*#+	Senior secured	SF +	6.00%	(k)	9.03%				12/2024	18,007	17,927	0.7	17,777
Polk Acquisition Corp.+	Senior secured	SF +	6.50%	(k)	9.53%				03/2023	695	693	—	695
Polk Acquisition Corp.+	Senior secured	SF +	6.00%	(k)	9.03%				12/2024	106	108	—	104
Polk Acquisition Corp.+	Senior secured	SF +	6.00%	(k)	9.03%				12/2024	106	106	—	105
										41,583	41,173	1.6	40,966
Automobiles
CG Group Holdings, LLC*#+	One stop	L +	7.25%	(b)	8.92%	cash/	2.00%	PIK	07/2027	31,441	31,084	1.1	28,925
CG Group Holdings, LLC+	One stop	L +	7.25%	(a)	8.37%	cash/	2.00%	PIK	07/2026	338	334	—	311
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(k)	9.38%				12/2027	42,864	42,490	1.7	41,579
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	198	196	—	192
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	100	99	—	97
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	80	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	80	79	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.28%				12/2027	66	65	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	9.45%				12/2027	978	949	—	949
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	660	654	—	640
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	120	119	—	116
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	114	113	—	111
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	9.38%				12/2027	82	81	—	80
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(29)	—	(29)
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	9.42%				09/2025	15,314	15,116	0.6	14,855
JHCC Holdings LLC+	One stop	P +	4.75%	(d)	11.00%				09/2025	496	491	—	481
JHCC Holdings LLC+	One stop	L +	5.75%	(b)(d)	9.91%				09/2025	295	292	—	286
JHCC Holdings LLC+	One stop	P +	4.75%	(b)(d)	10.30%				09/2025	57	56	—	54
JHCC Holdings LLC+	One stop	L +	5.75%	(b)	9.42%				09/2025	302	267	—	269

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(m)	9.98%	11/2026	$23,977	$23,768	1.0%	$23,498
MOP GM Holding, LLC+	One stop	L +	5.75%	(c)	7.09%	11/2026	2,629	2,609	0.1	2,576
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	7.62%	11/2026	2,599	2,562	0.1	2,547
MOP GM Holding, LLC+	One stop	L +	5.75%	(c)	6.95%	11/2026	2,578	2,556	0.1	2,527
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	8.58%	11/2026	1,910	1,894	0.1	1,872
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.98%	11/2026	1,571	1,559	0.1	1,539
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	7.62%	11/2026	1,448	1,424	0.1	1,419
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	9.98%	11/2026	527	523	—	517
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	9.50%	11/2026	358	355	—	351
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	9.55%	11/2026	148	146	—	145
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.51%	11/2026	60	59	—	59
MOP GM Holding, LLC+	One stop	SF +	5.75%	(c)(l)(m)	8.91%	11/2026	86	84	—	82
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(21)	—	(47)
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	8.99%	11/2026	180	178	—	176
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	8.94%	11/2026	60	59	—	59
POY Holdings, LLC#	One stop	L +	5.50%	(b)	9.17%	11/2027	9,543	9,379	0.4	9,543
POY Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%	11/2027	36	32	—	36
POY Holdings, LLC+	One stop	L +	5.50%	(b)	9.14%	11/2027	82	79	—	82
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	8.27%	07/2029	3,150	3,120	0.1	3,119
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	8.39%	07/2029	70	68	—	68
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(22)	—	(22)
Quick Quack Car Wash Holdings, LLC*#	One stop	L +	6.50%	(b)	9.31%	10/2024	12,815	12,820	0.5	12,815
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(b)	9.31%	10/2024	9,773	9,750	0.4	9,773
Quick Quack Car Wash Holdings, LLC#+	One stop	L +	6.50%	(b)	9.31%	10/2024	2,313	2,306	0.1	2,313
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	6.50%	(b)	9.31%	10/2024	2,020	2,042	0.1	2,020
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	6.50%	(b)	9.31%	10/2024	1,350	1,364	0.1	1,350
Quick Quack Car Wash Holdings, LLC*+	One stop	L +	6.50%	(b)	9.31%	10/2024	1,099	1,110	—	1,099
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(b)	9.31%	10/2024	95	89	—	95
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(b)	9.32%	10/2024	120	120	—	120
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(a)(b)	9.51%	10/2024	95	93	—	95
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(a)	9.62%	10/2024	345	341	—	345
Quick Quack Car Wash Holdings, LLC+	One stop	L +	6.50%	(a)(b)	9.50%	10/2024	104	99	—	104
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	9.19%	07/2028	8,369	8,207	0.3	8,202
Spotless Brands, LLC+	One stop	SF +	6.50%	(k)	9.44%	07/2028	428	419	—	418
Spotless Brands, LLC+	One stop	SF +	6.50%	(d)(k)	9.92%	07/2028	20	20	—	20
Spotless Brands, LLC+(5)	One stop	SF +	6.50%		N/A(6)	07/2028	—	(7)	—	(7)
TWAS Holdings, LLC#+	One stop	SF +	6.25%	(k)	9.38%	12/2026	40,460	40,118	1.6	40,460
TWAS Holdings, LLC*+	One stop	SF +	6.25%	(k)	9.38%	12/2026	30,566	30,292	1.2	30,566
TWAS Holdings, LLC+	One stop	SF +	6.25%	(k)	9.38%	12/2026	7,934	7,865	0.3	7,934
TWAS Holdings, LLC+	One stop	SF +	6.25%	(k)	9.38%	12/2026	609	604	—	609
TWAS Holdings, LLC+	One stop	SF +	6.25%	(k)	9.38%	12/2026	387	384	—	387
TWAS Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	12/2026	—	(3)	—	—
							263,499	260,975	10.1	257,983
Beverages
Fintech Midco, LLC*#	One stop	L +	5.25%	(b)	8.06%	08/2024	23,863	24,012	0.9	23,624
Fintech Midco, LLC+	One stop	L +	5.25%	(b)	8.06%	08/2024	15,149	15,053	0.6	14,998
Fintech Midco, LLC#+	One stop	L +	5.25%	(b)	8.06%	08/2024	1,105	1,123	0.1	1,094
Fintech Midco, LLC+(5)	One stop	L +	5.25%		N/A(6)	08/2024	—	—	—	(2)
Watermill Express, LLC+	One stop	L +	5.50%	(b)	9.17%	04/2027	2,244	2,227	0.1	2,222

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Watermill Express, LLC+	One stop	L +	5.50%		N/A(6)	04/2027	$—	$—	—%	$—
Watermill Express, LLC+(5)	One stop	L +	5.50%		N/A(6)	04/2027	—	(1)	—	(2)
Winebow Holdings, Inc.+	One stop	L +	6.25%	(a)	9.37%	07/2025	7,799	7,722	0.3	7,799
							50,160	50,136	2.0	49,733

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#+	One stop	L +	5.50%	(b)	9.17%		11/2028	$7,538	$7,472	0.3%	$7,387
BECO Holding Company, Inc.+(5)	One stop	L +	5.50%		N/A(6)		11/2027	—	(4)	—	(9)
BECO Holding Company, Inc.+(5)	One stop	L +	5.50%		N/A(6)		11/2028	—	(17)	—	(39)
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	4,106	4,107	0.2	4,106
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	1,388	1,403	0.1	1,388
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	895	901	—	895
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	844	839	—	844
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	429	436	—	429
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	274	275	—	274
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(b)(c)	7.13%		03/2024	886	877	—	886
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	214	214	—	214
Jensen Hughes, Inc.+	Senior secured	L +	4.50%	(a)(b)	7.31%		03/2024	114	114	—	114
								16,688	16,617	0.6	16,489
Chemicals
Inhance Technologies Holdings LLC#+	One stop	L +	5.25%	(b)	7.53%		07/2024	12,444	12,502	0.5	12,319
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	9,913	9,845	0.4	9,813
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	1,891	1,885	0.1	1,872
Inhance Technologies Holdings LLC+	One stop	L +	5.25%	(b)	7.53%		07/2024	21	22	—	19
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	8.11%		09/2028	31,048	36,136	1.2	30,116
PHM NL SP Bidco B.V.+(8)(14)	One stop	L +	6.25%	(c)	10.42%		09/2028	13,766	13,559	0.5	13,353
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(i)	8.44%		09/2028	6,711	7,914	0.2	6,510
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(f)	6.31%		09/2028	3,282	3,710	0.1	3,161
								79,076	85,573	3.0	77,163
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*+	One stop	L +	5.25%	(b)	8.92%		10/2028	16,063	15,862	0.6	15,741
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)		10/2028	—	(20)	—	(48)
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%	(i)	7.22%		11/2025	9,675	11,066	0.4	9,675
Hydraulic Authority III Limited+(8)(9)(10)	One stop	E +	5.00%	(e)	6.19%		11/2025	1,057	1,122	—	1,057
Hydraulic Authority III Limited+(8)(9)(10)	One stop	N/A			11.00%	PIK	11/2028	217	251	—	217
Hydraulic Authority III Limited+(8)(9)(10)	One stop	SN +	5.00%		N/A(6)		11/2025	—	—	—	—
North Haven Stack Buyer, LLC*+	One stop	SF +	5.50%	(k)	8.63%		07/2027	8,767	8,626	0.4	8,591
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+(5)	One stop	SF +	5.50%		N/A(6)				07/2027	$—	$(22)	—%	$(56)
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	38	37	—	35
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	2,953	2,929	0.1	2,894
North Haven Stack Buyer, LLC+	One stop	SF +	5.50%	(k)	8.63%				07/2027	974	966	—	955
OVG Business Services, LLC+	One stop	L +	6.25%	(a)	9.34%				11/2028	1,800	1,764	0.1	1,764
OVG Business Services, LLC+	One stop	L +	5.50%	(a)	8.14%				11/2026	9	9	—	8
Profile Products LLC+	One stop	L +	5.50%	(b)	8.43%				11/2027	5,466	5,359	0.2	5,466
Profile Products LLC+(8)	One stop	L +	5.50%	(b)	8.42%				11/2027	1,288	1,266	0.1	1,288
Profile Products LLC+	One stop	L +	5.50%	(a)(d)	8.60%				11/2027	18	17	—	18
Profile Products LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(8)	—	—
Profile Products LLC+(5)	One stop	L +	5.25%		N/A(6)				11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	29,523	29,029	1.2	28,932
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	20,873	20,681	0.8	20,456
PT Intermediate Holdings III, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	9,900	9,775	0.4	9,702
Radwell Parent, LLC+	One stop	SF +	5.75%	(l)	9.40%				03/2029	19,076	18,789	0.7	18,313
Radwell Parent, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2028	—	(4)	—	(9)
Radwell Parent, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2029	—	(8)	—	(22)
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	7.08%				06/2027	2,458	2,419	0.1	2,409
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%	(c)	8.60%				06/2027	33	32	—	31
Trinity Air Consultants Holdings Corporation+	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
WRE Holding Corp.*#	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	2,229	2,225	0.1	2,229
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	920	920	—	920
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	675	673	—	675
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	399	398	—	399
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	128	129	—	128
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.95%				01/2025	14	13	—	14
WRE Holding Corp.+	Senior secured	SF +	5.25%	(l)	7.99%				01/2025	16	14	—	16
										134,592	134,328	5.2	131,817
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	L +	5.50%	(b)	8.57%				09/2028	10,349	10,174	0.4	10,142
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(e)	6.25%				09/2028	1,041	1,240	—	1,020
										11,390	11,414	0.4	11,162
Containers and Packaging
AmerCareRoyal LLC+	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	748	739	—	733
AmerCareRoyal LLC+	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	160	158	—	156
AmerCareRoyal LLC+	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	155	153	—	152
AmerCareRoyal LLC+(8)	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	134	133	—	132
Chase Intermediate+	One stop	L +	5.00%	(b)(c)	8.00%				10/2028	9,900	9,819	0.4	9,702
Chase Intermediate+(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(3)	—	(7)
Chase Intermediate+(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(11)	—	(24)
Fortis Solutions Group, LLC*#+	One stop	L +	5.50%	(b)(c)	9.59%				10/2028	33,683	33,177	1.3	33,346
Fortis Solutions Group, LLC+	One stop	L +	5.50%	(c)	9.67%				10/2027	20	15	—	17
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(95)	—	(12)
Fortis Solutions Group, LLC+(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(40)	—	(56)
										44,800	44,045	1.7	44,139

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC+	Senior secured	SF +	4.50%	(l)	7.13%	07/2027	$1,244	$1,231	—%	$1,232
WSC Holdings Midco LLC+	Senior secured	SF +	4.50%	(l)	7.30%	07/2027	1,797	1,782	0.1	1,779
WSC Holdings Midco LLC+	Senior secured	SF +	4.50%	(l)	7.13%	07/2027	2,961	2,931	0.1	2,932
WSC Holdings Midco LLC+(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC+(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
							6,002	5,942	0.2	5,941
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	1,589	1,560	0.1	1,557
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	1,524	1,479	0.1	1,493
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	8.19%	02/2026	1,099	1,099	0.1	1,077
Certus Pest, Inc.#	One stop	SF +	6.25%	(l)(m)	10.04%	02/2026	1,080	1,070	0.1	1,058
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	753	739	—	738
Certus Pest, Inc.#	One stop	SF +	6.25%	(m)	9.08%	02/2026	664	632	—	651
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	647	643	—	634
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	382	374	—	374
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	239	225	—	235
Certus Pest, Inc.+	One stop	SF +	6.25%	(m)	9.08%	02/2026	131	105	—	128
Certus Pest, Inc.+	One stop	SF +	6.25%	(l)	9.95%	02/2026	55	50	—	54
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(13)	—	(99)
CHHJ Midco, LLC#	Senior secured	L +	5.00%	(a)	8.12%	01/2026	2,723	2,705	0.1	2,723
CHHJ Midco, LLC+	Senior secured	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	7.24%	07/2027	1,713	1,699	0.1	1,696
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	6.78%	07/2027	1,669	1,648	0.1	1,652
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	6.87%	07/2027	1,094	1,082	0.1	1,083
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	7.19%	07/2027	773	764	—	765
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%	(b)	6.78%	07/2027	199	196	—	197
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.75%	(b)	7.75%	07/2027	120	118	—	120
COP Hometown Acquisitions, Inc.+	Senior secured	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC+	One stop	SF +	6.50%	(l)	10.00%	09/2028	2,593	2,548	0.1	2,548
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(15)	—	(15)
DP Flores Holdings, LLC+	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(25)	—	—
EMS LINQ, LLC+	One stop	L +	6.25%	(a)	9.37%	12/2027	9,591	9,508	0.4	9,495
EMS LINQ, LLC+(5)	One stop	L +	6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	930	920	0.1	920
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	74	73	—	73
EWC Growth Partners LLC+	One stop	L +	6.00%	(b)	9.67%	03/2026	14	14	—	14
Excelligence Learning Corporation#+	One stop	L +	6.00%	(b)	9.67%	04/2023	10,240	10,204	0.4	10,240
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	9.13%	03/2027	9,098	8,964	0.3	8,756
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(k)	9.13%	03/2027	314	303	—	287
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	03/2027	—	(1)	—	(3)
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(13)	—	(14)
FSS Buyer LLC+	One stop	L +	5.75%	(a)	8.87%	08/2028	5,491	5,399	0.2	5,272
FSS Buyer LLC+(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(m)	7.51%	06/2029	7,782	7,634	0.3	7,627

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2028	$—	$(2)	—%	$(2)
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(c)	8.92%				03/2025	2,497	2,521	0.1	2,297
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	8.42%				03/2025	1,344	1,341	—	1,236
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)(c)	8.30%				03/2025	606	598	—	558
Learn-it Systems, LLC+	Senior secured	L +	4.75%	(b)	7.63%				03/2025	33	32	—	29
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%				11/2026	25,462	25,129	1.0	25,971
Liminex, Inc.+	One stop	SF +	6.25%	(l)	9.95%				11/2026	20,000	19,816	0.8	19,800
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%				11/2026	800	794	—	816
Liminex, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(1)	—	—
Litera Bidco LLC+	One stop	L +	6.00%	(a)	9.12%				05/2026	5,718	5,666	0.2	5,662
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	3,674	3,688	0.1	3,609
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	688	705	—	676
Litera Bidco LLC+	One stop	L +	5.75%	(a)	8.87%				05/2026	688	705	—	676
Litera Bidco LLC+	One stop	L +	6.00%	(a)	9.12%				05/2026	517	513	—	512
Litera Bidco LLC+	One stop	L +	5.75%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	8.88%				04/2029	7,654	7,510	0.3	7,347
Mario Purchaser, LLC+	One stop	SF +	10.75%	(k)	13.88%	PIK			04/2032	1,527	1,487	0.1	1,497
Mario Purchaser, LLC+(5)	One stop	P +	4.75%		N/A(6)				04/2028	—	(1)	—	(3)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	8.88%				04/2029	109	104	—	94
Mathnasium, LLC#	One stop	L +	5.00%	(b)	7.91%				11/2027	9,261	9,182	0.4	9,168
Mathnasium, LLC+	One stop	L +	5.00%	(b)	7.91%				11/2027	13	12	—	12
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	7,874	7,798	0.3	7,874
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	242	239	—	242
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	141	140	—	141
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2029	133	117	—	133
NSG Buyer, Inc. +	One stop	SF +	6.00%	(k)	9.13%				06/2028	12	11	—	12
PADI Holdco, Inc.*#	One stop	L +	7.25%	(b)	8.82%	cash/	1.50%	PIK	04/2024	21,638	21,619	0.8	20,771
PADI Holdco, Inc.+(8)(9)	One stop	E +	7.25%	(e)	6.33%	cash/	1.50%	PIK	04/2024	17,873	20,923	0.7	17,156
PADI Holdco, Inc.+	One stop	L +	7.25%	(b)	9.38%	cash/	1.50%	PIK	04/2024	824	820	—	791
PADI Holdco, Inc.+	One stop	L +	7.25%	(b)	8.90%	cash/	1.50%	PIK	04/2024	170	170	—	163
PADI Holdco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2023	—	(1)	—	(4)
Provenance Buyer LLC#+	One stop	L +	5.00%	(a)	8.12%				06/2027	18,279	17,987	0.7	18,279
Provenance Buyer LLC+	One stop	L +	5.00%	(a)	8.12%				06/2027	9,975	9,881	0.4	9,975
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
Provenance Buyer LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(m)	9.48%				04/2028	17,729	17,565	0.7	17,551
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(2)
										238,062	238,745	9.2	234,367

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
AxiomSL Group, Inc.+	One stop	L +	6.00%	(a)	9.12%	12/2027	$4,016	$3,951	0.2%	$3,976
AxiomSL Group, Inc.+	One stop	L +	6.00%		N/A(6)	12/2027	—	—	—	—
AxiomSL Group, Inc.+	One stop	L +	6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(m)	9.23%	07/2027	8,017	7,938	0.3	7,857
Banker's Toolbox, Inc.+(5)	One stop	L +	5.25%		N/A(6)	07/2027	—	—	—	(2)
Banker's Toolbox, Inc.+	One stop	L +	5.25%	(c)	8.74%	07/2027	990	985	—	921
Flash Topco, Inc.*	One stop	L +	5.75%	(b)	8.56%	10/2028	9,820	9,734	0.4	9,623
Flash Topco, Inc.+(5)	One stop	L +	5.75%		N/A(6)	10/2028	—	(1)	—	(2)
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	8.37%	11/2026	4,577	4,528	0.2	4,531
Higginbotham Insurance Agency, Inc.+	One stop	L +	5.25%	(a)	8.37%	11/2026	26	25	—	24
							27,446	27,160	1.1	26,928

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	L +	5.00%	(b)	8.67%	12/2024	$1,628	$1,609	0.1%	$1,628

Electronic Equipment, Instruments & Components
CST Buyer Company#+	One stop	L +	5.50%	(a)	8.62%	10/2025	20,121	19,964	0.8	20,121
CST Buyer Company#+	One stop	L +	5.50%	(a)	8.62%	10/2025	10,140	10,074	0.4	10,140
CST Buyer Company+	One stop	L +	5.50%		N/A(6)	10/2025	—	—	—	—
Electrical Source Holdings, LLC*#+	One stop	L +	5.00%	(b)	8.07%	11/2025	75,982	75,698	3.0	75,982
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%	11/2025	19,780	19,780	0.8	19,780
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	8.07%	11/2025	1,752	1,752	0.1	1,752
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	648	642	—	648
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	137	136	—	137
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	94	94	—	94
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	89	88	—	89
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	88	86	—	88
Electrical Source Holdings, LLC+(5)	Senior secured	L +	5.00%		N/A(6)	11/2025	—	(2)	—	—
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	46	45	—	46
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.07%	11/2025	41	41	—	41
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	35	35	—	35
Electrical Source Holdings, LLC+	Senior secured	L +	5.00%	(b)	8.67%	11/2025	17	17	—	17
Electrical Source Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)	11/2025	—	(119)	—	—
Electrical Source Holdings, LLC+	One stop	L +	5.00%	(b)	7.77%	11/2025	2,305	2,305	0.1	2,305
							131,275	130,636	5.2	131,275

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(l)	9.20%	09/2028	$18,226	$18,096	0.7%	$18,226
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	3,277	3,241	0.1	3,277
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(l)	9.20%	09/2028	2,203	2,202	0.1	2,203
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(l)	9.20%	09/2028	1,398	1,397	0.1	1,398
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(l)	9.20%	09/2028	1,235	1,234	0.1	1,235
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	110	107	—	110
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	178	176	—	178
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	09/2028	—	(1)	—	—
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(l)	9.20%	09/2028	80	79	—	80
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	931	928	—	922
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	731	730	—	724
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	718	710	—	711
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	353	350	—	350
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	353	349	—	349
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	174	172	—	172
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	9.38%	06/2025	106	104	—	105
Mendocino Farms, LLC+(5)	One stop	SF +	6.25%		N/A(6)	06/2025	—	(20)	—	(21)
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(l)	11.20%	06/2024	2,025	2,019	0.1	2,025
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	11.20%	06/2024	410	411	—	410
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	11.20%	06/2024	292	289	—	292
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	11.20%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%		N/A(6)	06/2024	—	—	—	—
Wetzel's Pretzels, LLC*#+	One stop	L +	6.50%	(b)	10.17%	09/2023	14,768	14,679	0.6	14,768
Wetzel's Pretzels, LLC+	One stop	L +	6.50%	(b)	10.17%	09/2023	—	—	—	—
Wineshipping.com LLC+	One stop	L +	5.75%	(c)	7.58%	10/2027	6,793	6,736	0.3	6,590
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	8.17%	10/2027	186	178	—	180
Wineshipping.com LLC+	One stop	L +	5.75%	(b)	8.83%	10/2027	17	16	—	14
Wood Fired Holding Corp.*#	One stop	L +	6.25%	(b)	8.67%	12/2023	9,679	9,728	0.4	9,679
Wood Fired Holding Corp.+	One stop	L +	6.25%		N/A(6)	12/2023	—	—	—	—
							64,243	63,910	2.5	63,977

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	$13,490	$13,288	0.5%	$13,490
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	1,112	1,094	0.1	1,112
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#+	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2023	5,001	4,962	0.2	4,851
Flavor Producers, LLC+	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2022	2	2	—	2
Kodiak Cakes, LLC*#+	Senior secured	L +	6.00%	(b)	9.67%				06/2027	12,369	12,246	0.4	11,379
Kodiak Cakes, LLC+	Senior secured	L +	6.00%	(b)	9.67%				06/2026	100	99	—	87
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(k)	9.38%				07/2027	9,777	9,698	0.4	8,994
Louisiana Fish Fry Products, Ltd.+	One stop	L +	6.25%	(c)(k)	9.24%				07/2027	73	71	—	65
MAPF Holdings, Inc.*#+	One stop	L +	5.50%	(b)	9.17%				12/2026	37,979	37,709	1.5	37,979
MAPF Holdings, Inc.+	One stop	L +	5.50%	(b)	9.17%				12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.*+	One stop	L +	6.00%	(c)	8.88%				12/2026	17,722	17,551	0.7	17,367
P&P Food Safety Holdings, Inc.+	One stop	L +	6.00%	(b)	9.67%				12/2026	38	37	—	36
P&P Food Safety Holdings, Inc.+(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(5)	—	—
Purfoods, LLC+	One stop	N/A			7.00%	PIK			05/2026	66	69	—	66
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)	9.62%				08/2027	6,671	6,604	0.2	6,004
Ultimate Baked Goods Midco LLC+	One stop	L +	6.50%	(a)(d)	9.92%				08/2027	47	19	—	41
Whitebridge Pet Brands, LLC*#+	One stop	L +	5.00%	(a)	8.12%				07/2027	23,003	22,686	0.9	23,003
Whitebridge Pet Brands, LLC+	One stop	L +	5.00%	(a)	7.98%				07/2027	130	128	—	130
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(i)	6.94%				03/2029	6,067	7,062	0.2	6,067
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	4.75%		N/A(6)				09/2028	—	(1)	—	—
										133,717	133,385	5.1	130,743
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	L +	5.00%	(b)	7.39%				06/2025	$4,115	$4,155	0.2%	$4,074
Aspen Medical Products, LLC+	One stop	L +	5.00%	(b)	7.39%				06/2025	263	262	—	260
Aspen Medical Products, LLC+	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.50%	(j)	9.61%				08/2028	5,415	5,353	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(e)	6.70%				08/2028	2,839	3,389	0.1	2,806
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SF +	6.50%	(i)	8.76%				08/2028	790	940	—	784
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(e)	7.64%				08/2028	677	756	—	669
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SF +	6.50%		N/A(6)				08/2028	—	(17)	—	(8)
Belmont Instrument, LLC+	One stop	SF +	6.25%	(l)	9.69%				08/2028	9,900	9,803	0.4	9,801
Belmont Instrument, LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(1)
Blades Buyer, Inc.#+	Senior secured	SF +	4.75%	(l)(m)	7.43%				03/2028	10,045	9,940	0.4	9,786
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(k)	7.47%				03/2028	33	31	—	27
Blades Buyer, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2028	—	(1)	—	(8)
Blades Buyer, Inc.+	Senior secured	SF +	4.75%		N/A(6)				03/2028	—	—	—	—
Blue River Pet Care, LLC*#+	One stop	L +	5.00%	(a)	8.12%				07/2026	51,197	50,889	2.0	50,686
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				08/2025	—	(2)	—	(4)
Blue River Pet Care, LLC+(5)	One stop	L +	5.00%		N/A(6)				07/2026	—	(10)	—	(11)
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	7.94%				07/2026	180	178	—	178
Blue River Pet Care, LLC+	One stop	L +	5.00%	(a)	8.12%				07/2026	173	172	—	171
CCSL Holdings, LLC*+	One stop	SF +	6.50%	(k)	9.63%				12/2026	15,399	15,261	0.6	15,244
CCSL Holdings, LLC+	One stop	SF +	6.50%	(k)	9.63%				12/2026	4,156	4,123	0.2	4,114
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.50%	(i)	8.79%				12/2026	2,175	2,428	0.1	2,154
CCSL Holdings, LLC+	One stop	SF +	6.50%	(d)(k)	9.73%				12/2026	115	113	—	113
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(15)	—	(14)
CCSL Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2026	—	(24)	—	(26)
CMI Parent Inc.#+	Senior secured	L +	4.25%	(b)	7.26%				08/2025	6,499	6,563	0.3	6,434
CMI Parent Inc.+	Senior secured	L +	4.25%	(b)	7.92%				08/2025	3,220	3,196	0.1	3,188
CMI Parent Inc.+(5)	Senior secured	L +	4.25%		N/A(6)				08/2025	—	(2)	—	(4)
CMI Parent Inc.+	Senior secured	SF +	4.75%	(l)	8.30%				08/2025	2,932	2,903	0.1	2,903
G & H Wire Company, Inc.#+	One stop	L +	8.00%	(c)	11.17%	cash/	1.00%	PIK	09/2023	11,133	11,109	0.4	10,911
G & H Wire Company, Inc.+	One stop	L +	8.00%	(b)	10.24%	cash/	1.00%	PIK	10/2022	72	72	—	68
Joerns Healthcare, LLC*+(7)	One stop	SF +	16.00%	(l)	9.75%	cash/	10.00%	PIK	08/2024	2,084	1,963	—	104
Joerns Healthcare, LLC*+(7)	One stop	SF +	16.00%	(l)	9.75%	cash/	10.00%	PIK	08/2024	2,003	1,889	—	—
Joerns Healthcare, LLC+	One stop	N/A			15.00%	PIK			11/2022	1,290	1,287	—	1,161
										136,705	136,703	5.1	130,975

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	8.58%				12/2027	$8,329	$8,256	0.3%	$8,079
AAH TOPCO, LLC +	Subordinated debt	N/A			11.50%	PIK			12/2031	1,080	1,062	—	1,026
AAH TOPCO, LLC +(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
AAH TOPCO, LLC +	One stop	L +	5.50%	(a)	8.36%				12/2027	193	187	—	175
Active Day, Inc.#+	One stop	SF +	5.25%	(k)	8.38%				02/2025	17,746	17,566	0.7	17,389
Active Day, Inc.#+	One stop	SF +	5.25%	(k)	8.38%				02/2025	1,369	1,356	0.1	1,343
Active Day, Inc.*#	One stop	SF +	5.25%	(k)	8.38%				02/2025	883	874	0.1	865
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	704	696	0.1	689
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	620	615	—	608
Active Day, Inc.*#	One stop	SF +	5.25%	(k)	8.38%				02/2025	610	604	—	597
Active Day, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.25%	(k)	8.38%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.47%				03/2025	16,467	16,342	0.6	16,213
Acuity Eyecare Holdings, LLC+	One stop	N/A			15.00%				06/2027	10,440	10,239	0.4	10,440
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	4,077	4,071	0.2	4,036
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.77%				03/2025	3,632	3,607	0.2	3,596
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(l)	9.95%				03/2025	3,504	3,516	0.2	3,469
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	3,203	3,246	0.1	3,172
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.02%				03/2025	2,047	2,016	0.1	2,016
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	1,868	1,909	0.1	1,849
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	452	455	—	447
Acuity Eyecare Holdings, LLC+	One stop	SF +	13.00%	(l)	9.95%	cash/	6.75%	PIK	03/2025	251	250	—	266
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	167	166	—	165
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.71%				03/2025	61	51	—	45
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(l)	9.04%				03/2025	110	109	—	109
Acuity Eyecare Holdings, LLC+	One stop	SF +	13.00%	(l)	9.76%	cash/	6.75%	PIK	03/2025	96	96	—	102
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				03/2025	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	9.94%				03/2025	145	145	—	143
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	9.06%				03/2025	208	206	—	205
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	P +	3.75%	(d)	10.00%				07/2021	17,456	6,855	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	L +	8.50%	(a)	11.62%				07/2021	6,906	6	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	P +	3.75%	(d)	10.00%				07/2021	1,190	469	—	—
Advanced Pain Management Holdings, Inc.+(7)	Senior secured	P +	3.75%	(d)	10.00%				07/2021	888	544	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	4,708	4,661	0.2	4,505
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	3,936	3,882	0.2	3,766
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	1,900	1,874	0.1	1,900
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	726	719	—	726
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	163	159	—	163
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.25%	(a)	9.37%				03/2027	97	95	—	89
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(3)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	L +	6.25%		N/A(6)				03/2027	—	(1)	—	(3)
Community Care Partners, LLC+	One stop	SF +	5.75%	(k)	8.89%				06/2026	2,349	2,330	0.1	2,325
Community Care Partners, LLC+(5)	One stop	SF +	5.75%		N/A(6)				06/2026	—	(3)	—	(3)
CRH Healthcare Purchaser, Inc.*+	Senior secured	L +	4.50%	(b)	8.17%				12/2024	19,502	19,499	0.8	19,502

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	8.17%				12/2024	$5,197	$5,162	0.2%	$5,197
CRH Healthcare Purchaser, Inc.#+	Senior secured	L +	4.50%	(b)	8.17%				12/2024	4,112	4,098	0.2	4,112
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	8.17%				12/2024	3,521	3,495	0.2	3,521
CRH Healthcare Purchaser, Inc.+	Senior secured	L +	4.50%	(b)	8.10%				12/2024	50	49	—	50
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				04/2025	49,685	59,896	1.9	47,200
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(i)	9.94%				04/2026	17,630	21,227	0.7	16,748
Emerge Intermediate, Inc.*#	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	19,277	19,162	0.8	19,277
Emerge Intermediate, Inc.+	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	1,745	1,734	0.1	1,745
Emerge Intermediate, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				05/2024	—	(2)	—	—
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	985	979	—	965
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	619	615	—	607
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	307	305	—	301
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	294	292	—	288
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	266	264	—	261
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	244	243	—	239
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	163	162	—	160
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	114	113	—	112
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	110	110	—	107
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	68	68	—	67
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	57	56	—	56
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	56	55	—	55
Encorevet Group LLC+	One stop	L +	6.75%	(a)	9.87%				11/2024	32	32	—	32
Encorevet Group LLC+	Senior secured	L +	6.75%	(a)	9.87%				11/2024	10	10	—	10
Encorevet Group LLC+(5)	Senior secured	L +	6.75%		N/A(6)				11/2024	—	—	—	(1)
Encorevet Group LLC+(5)	One stop	L +	6.75%		N/A(6)				11/2024	—	(1)	—	—
ERC Topco Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%				11/2028	9,546	9,471	0.4	9,259
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(3)	—	(7)
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	19,569	19,596	0.5	12,720
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	8,584	8,615	0.2	5,580
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	7,518	7,546	0.2	4,887
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	5,533	5,538	0.1	3,596
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	2,567	2,577	0.1	1,669
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,648	1,654	—	1,070
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,218	1,222	—	792
Eyecare Services Partners Holdings LLC*#	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,073	1,077	—	697
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	1,168	1,159	—	613
Eyecare Services Partners Holdings LLC*+	One stop	L +	9.25%	(a)	4.13%	cash/	8.25%	PIK	05/2023	693	695	—	451
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	428	428	—	278
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	837	832	—	837
Eyecare Services Partners Holdings LLC+	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	837	832	—	544

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	7.26%				03/2027	$11,224	$11,520	0.4%	$11,224
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(9)(12)	One stop	C +	4.50%		N/A(6)				03/2027	—	(2)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	502	542	—	502
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	178	183	—	178
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	L +	4.50%	(b)	8.17%				03/2027	74	74	—	74
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(5)(8)(12)	One stop	SF +	4.50%		N/A(6)				03/2027	—	(1)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	736	777	—	736
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(l)	7.63%				12/2026	844	837	—	827
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(l)	7.63%				12/2026	62	61	—	59
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	L +	4.50%	(b)	8.17%				03/2028	9,997	9,919	0.4	9,997
Klick Inc.+(5)(8)(12)	Senior secured	L +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	2,311	2,305	0.1	2,311
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	1,858	1,846	0.1	1,858
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	1,091	1,113	—	1,091
Krueger-Gilbert Health Physics, LLC+	Senior secured	L +	5.25%	(b)	8.92%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+(5)	Senior secured	L +	5.25%		N/A(6)				05/2025	—	(14)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	17,736	19,985	0.7	17,381
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	4,326	4,275	0.2	4,239
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	2,816	2,791	0.1	2,760
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	1,081	1,188	—	1,060
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	563	586	—	519
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	9.65%				05/2026	103	106	—	100
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2026	60	60	—	59
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	18	18	—	16
Oliver Street Dermatology Holdings, LLC+(7)	One stop	SF +	11.43%	(l)	15.13%				01/2023	22,787	16,786	0.7	17,090
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	13,521	12,666	0.5	12,845
Oliver Street Dermatology Holdings, LLC+	One stop	SF +	6.25%	(l)	9.95%				01/2023	348	329	—	331
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	18,732	18,730	0.7	18,732
Pinnacle Treatment Centers, Inc.*	One stop	L +	5.75%	(b)	8.56%				01/2023	7,553	7,548	0.3	7,553
Pinnacle Treatment Centers, Inc.#+	One stop	L +	5.75%	(b)	8.56%				01/2023	1,539	1,539	0.1	1,539
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	695	695	—	695
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	184	184	—	184
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(a)	8.81%				01/2023	145	145	—	145
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	105	105	—	105
Pinnacle Treatment Centers, Inc.+	One stop	L +	5.75%	(b)	8.56%				01/2023	37	37	—	37
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	25,694	25,514	0.8	19,270
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	312	310	—	234
PPT Management Holdings, LLC+(7)	One stop	L +	10.50%	(b)	8.28%	cash/	4.50%	PIK	12/2022	284	282	—	214
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	184	183	—	138
PPT Management Holdings, LLC+(7)	One stop	L +	8.50%	(b)	8.28%	cash/	2.50%	PIK	12/2022	90	88	—	68
PPT Management Holdings, LLC+	One stop	L +	10.50%		N/A(6)				12/2022	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Suveto Buyer, LLC+	One stop	L +	5.00%	(b)	8.67%	09/2027	$18,330	$18,110	0.7%	$17,528
Suveto Buyer, LLC+	One stop	L +	5.00%	(b)	8.66%	09/2027	64	62	—	58
							470,089	459,629	16.0	405,913

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior secured	L +	8.25%	(b)	10.95%				09/2024	$374	$373	—%	$370
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(k)	8.78%				05/2028	5,248	5,199	0.2	5,143
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(k)	8.78%				05/2028	10	10	—	9
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(8)	—	(31)
Connexin Software, Inc.+	One stop	L +	8.50%	(b)	11.31%				02/2024	8,619	8,644	0.3	8,619
Connexin Software, Inc.+	One stop	L +	8.50%		N/A(6)				02/2024	—	—	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(l)	10.56%				03/2027	7,549	7,493	0.3	7,549
ESO Solution, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	6,186	6,161	0.2	6,025
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	2,949	2,919	0.1	2,872
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	1,943	1,929	0.1	1,892
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.84%				08/2026	1,355	1,336	0.1	1,320
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.83%				08/2026	635	631	—	618
HSI Halo Acquisition, Inc.+	One stop	L +	5.75%	(a)	8.31%				09/2025	13	12	—	11
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	9.86%				08/2026	132	130	—	128
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%				06/2025	3,931	3,970	0.2	3,891
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%				06/2025	1,917	1,909	0.1	1,899
Nextech Holdings, LLC+(5)	One stop	L +	5.50%		N/A(6)				06/2025	—	(1)	—	(6)
Plasma Buyer LLC+	One stop	SF +	5.75%	(l)	9.30%				05/2029	5,403	5,301	0.2	5,295
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(13)	—	(28)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%				06/2025	14,968	14,968	0.6	14,668
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	8.67%				06/2025	12,194	12,120	0.5	11,950
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%				06/2025	1,455	1,449	—	1,425
Qgenda Intermediate Holdings, LLC#	One stop	L +	5.00%	(b)	8.67%				06/2025	973	973	—	953
Qgenda Intermediate Holdings, LLC+(5)	One stop	L +	5.00%		N/A(6)				06/2025	—	—	—	(4)
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	10,386	10,215	0.4	10,386
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	10,110	9,614	0.4	10,110
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	6,661	6,404	0.3	6,661
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,713	1,686	0.1	1,713
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,523	1,482	0.1	1,523
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	1,142	1,124	—	1,142
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	952	937	—	952
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	761	749	—	761
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	152	149	—	152
Tebra Technologies, Inc.+	One stop	SF +	8.00%	(k)	7.63%	cash/	3.50%	PIK	06/2025	80	80	—	80
Transaction Data Systems, Inc.*#+	One stop	L +	4.50%	(b)	8.17%				02/2026	66,280	65,504	2.6	64,955
Transaction Data Systems, Inc.+(5)	One stop	L +	4.50%		N/A(6)				02/2026	—	(4)	—	(6)
Veranex, Inc.+	Senior secured	SF +	4.75%	(m)	7.52%				04/2028	3,178	3,149	0.1	3,146
Veranex, Inc.+(5)	Senior secured	P +	3.75%		N/A(6)				04/2028	—	—	—	(1)
Veranex, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				04/2028	—	(1)	—	(3)
										178,792	176,591	6.9	176,138
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(m)	9.19%				08/2028	$7,679	$7,604	0.3%	$7,602
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(20)	—	(20)
BJH Holdings III Corp.*#+	One stop	L +	4.50%	(a)	7.58%				08/2025	50,571	51,317	2.0	49,561
BJH Holdings III Corp.+	One stop	L +	4.50%	(a)	7.59%				08/2025	70	66	—	54
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	8.37%				07/2024	7,096	7,080	0.3	7,096
Davidson Hotel Company, LLC+	One stop	L +	5.25%	(a)	8.37%				07/2024	1,092	1,090	—	1,092
Davidson Hotel Company, LLC+	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(m)	7.58%				01/2026	9,393	9,401	0.4	9,393
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	896	897	—	896
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	8	8	—	8
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				01/2026	—	(12)	—	—
Freddy's Frozen Custard LLC+	One stop	L +	5.00%	(b)	8.16%				03/2027	9,160	9,093	0.4	9,160
Freddy's Frozen Custard LLC+(5)	One stop	L +	5.00%		N/A(6)				03/2027	—	(1)	—	—
Harri US LLC+	One stop	L +	10.00%	(b)	8.91%	cash/	4.00%	PIK	08/2026	804	720	—	806
Harri US LLC+	One stop	L +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(5)	One stop	L +	10.00%		N/A(6)				08/2026	—	(6)	—	4
Health Buyer, LLC+	Senior secured	SF +	5.25%	(m)	7.98%				04/2029	2,604	2,567	0.1	2,447
Health Buyer, LLC+	Senior secured	SF +	5.25%	(k)	8.03%				04/2028	2	2	—	1
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	8.45%				11/2025	1,000	990	—	1,000
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	8.45%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.25%	(l)	7.98%				09/2026	19,950	19,767	0.8	19,950
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.25%	(k)(l)	8.26%				09/2026	13,695	13,553	0.6	13,695
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)(l)	8.01%				09/2026	5,830	5,773	0.2	5,830
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	4.25%		N/A(6)				09/2026	—	(1)	—	—
										129,870	129,907	5.1	128,594
Household Durables
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	4,615	4,569	0.2	4,615
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	1,805	1,786	0.1	1,805
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	1,203	1,193	—	1,203
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	1,072	1,060	—	1,072
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.08%				01/2026	82	82	—	82
Groundworks LLC+	Senior secured	L +	5.00%	(b)	7.81%				01/2026	56	52	—	56
Groundworks LLC+	Senior secured	L +	5.00%		N/A(6)				01/2026	—	—	—	—
										8,833	8,742	0.3	8,833
Household Products
WU Holdco, Inc.#+	One stop	L +	5.50%	(b)	9.17%				03/2026	3,743	3,790	0.1	3,630
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	9.17%				03/2026	1,318	1,318	0.1	1,279
WU Holdco, Inc.+	One stop	L +	5.50%	(b)	9.17%				03/2026	342	340	—	332
WU Holdco, Inc.+	One stop	L +	5.50%	(b)(c)	8.11%				03/2025	26	25	—	24
										5,429	5,473	0.2	5,265
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	L +	4.75%	(a)	7.87%				04/2026	2,355	2,401	0.1	2,331
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	8.42%				04/2026	135	134	—	134
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%	(b)	8.42%				04/2026	76	75	—	74
Arch Global CCT Holdings Corp.+	Senior secured	L +	4.75%		N/A(6)				04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	L +	6.00%	(b)	9.67%				07/2027	3,922	3,847	0.2	3,844
Dwyer Instruments, Inc.+	One stop	L +	5.50%	(c)	8.38%				07/2027	7	6	—	6

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.+(5)	One stop	L +	6.00%		N/A(6)	07/2027	$—	$(9)	—%	$(10)
Essential Services Holdings Corporation+	One stop	L +	5.75%	(a)(b)	8.07%	11/2026	819	810	—	789
Essential Services Holdings Corporation+(5)	One stop	L +	5.75%		N/A(6)	11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	8.59%	08/2029	7,131	6,989	0.3	7,060
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(e)	6.08%	08/2029	1,155	1,193	—	1,144
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	8.59%	08/2028	92	89	—	89
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(13)	—	(14)
Madison Safety & Flow LLC+	Senior secured	SF +	3.60%	(k)	6.63%	03/2025	443	443	—	443
Madison Safety & Flow LLC+	Senior secured	SF +	3.60%	(k)(l)	6.64%	03/2025	2	2	—	2
Specialty Measurement Bidco Limited+(8)(10)	One stop	L +	5.75%	(b)	8.82%	11/2027	7,961	7,800	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	5.75%	(e)	6.75%	11/2027	6,556	7,833	0.3	6,556
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	11/2027	—	(39)	—	—
							30,654	31,560	1.2	30,407

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.+	One stop	SF +	6.00%	(l)	9.06%	10/2028	$25,370	$25,153	1.0%	$24,297
Alera Group, Inc.+	One stop	SF +	6.00%	(k)(l)	9.06%	10/2028	7,210	7,117	0.3	6,905
Alera Group, Inc.+	One stop	SF +	6.00%	(k)(l)	9.07%	10/2028	463	458	—	437
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	3,188	3,163	0.1	3,157
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(m)	6.43%	07/2027	950	946	—	940
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	790	783	—	782
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	(1)
Captive Resources Midco, LLC+	One stop	SF +	5.50%	(k)	8.53%	07/2029	9,813	9,624	0.4	9,616
Captive Resources Midco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.50%	(c)	7.58%	08/2025	3,046	3,007	0.1	3,020
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%	(c)	7.83%	08/2025	2,421	2,414	0.1	2,415
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.75%	(c)	7.87%	08/2025	1,517	1,497	0.1	1,513
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.75%	(c)	7.40%	08/2025	774	768	—	772
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%	(c)	7.74%	08/2025	468	465	—	467
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.75%	(c)	8.85%	08/2025	244	242	—	244
Integrity Marketing Acquisition, LLC+	Senior secured	L +	5.50%	(b)(c)	8.67%	08/2025	184	183	—	182
Integrity Marketing Acquisition, LLC+	One stop	L +	5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.75%	(l)	8.56%	08/2025	1,117	1,082	—	1,096
J.S. Held Holdings, LLC#+	One stop	L +	5.50%	(b)	9.17%	07/2025	6,422	6,402	0.3	6,380
J.S. Held Holdings, LLC+	One stop	L +	5.50%	(b)	9.17%	07/2025	1,478	1,458	0.1	1,468
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	9.20%	07/2025	1,430	1,406	0.1	1,416
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	9.20%	07/2025	77	72	—	71
J.S. Held Holdings, LLC+	One stop	P +	4.50%	(d)	10.75%	07/2025	48	45	—	46
Keystone Agency Partners LLC+	Senior secured	SF +	6.00%	(l)	9.70%	05/2027	2,850	2,810	0.1	2,793
Keystone Agency Partners LLC+	Senior secured	SF +	6.00%	(l)	9.70%	05/2027	182	180	—	179
Keystone Agency Partners LLC+	Senior secured	SF +	6.00%	(l)	9.35%	05/2027	160	146	—	141
Long Term Care Group, Inc.+	One stop	L +	6.00%	(a)	8.82%	09/2027	2,984	2,935	0.1	2,984
Majesco*#	One stop	L +	7.25%	(b)	10.93%	09/2027	18,751	18,522	0.7	18,751
Majesco+(5)	One stop	L +	7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC+	Senior secured	L +	7.50%	(b)	11.18%	09/2025	32,784	32,498	1.2	30,161
Norvax, LLC+	Senior secured	L +	7.50%	(b)	11.18%	09/2025	9,925	9,765	0.4	9,131
Pareto Health Intermediate Holdings, Inc.+	One stop	L +	4.75%	(c)	7.63%	08/2025	7,225	7,174	0.3	7,081
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(b)	8.65%	10/2028	9,491	9,409	0.4	9,287
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	L +	5.50%	(c)	9.31%	10/2028	617	591	—	584
Patriot Growth Insurance Services, LLC+(5)	One stop	L +	5.75%		N/A(6)	10/2028	—	(22)	—	(22)
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	13,502	14,537	0.5	13,502
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	4,406	4,874	0.2	4,406
People Corporation+(8)(9)(12)	One stop	C +	5.50%	(h)	9.13%	02/2028	3,166	3,354	0.1	2,819
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	9.92%	02/2027	147	158	—	147
RSC Acquisition, Inc.*#+	One stop	SF +	5.50%	(l)	8.31%	10/2026	25,637	25,306	1.0	25,122
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	8.54%	10/2026	6,561	6,293	0.3	6,430
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	9.05%	10/2026	1,519	1,506	0.1	1,488
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.+(5)	One stop	SF +	5.50%	(l)	9.20%	10/2026	90	47	—	(2)
RSC Acquisition, Inc.+	One stop	SF +	5.50%	(l)	8.55%	10/2026	995	986	—	975
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.69%	10/2026	773	764	—	758

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.69%				10/2026	$791	$784	—%	$772
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.69%				10/2026	392	387	—	384
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	9.65%				10/2026	2	2	—	2
TigerRisk, LLC*+	One stop	L +	4.75%	(a)	7.87%				06/2027	22,662	22,485	0.9	22,662
TigerRisk, LLC+(5)	One stop	L +	4.75%		N/A(6)				06/2027	—	(1)	—	—
										232,622	231,767	8.9	225,751
Internet & Catalog Retail
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	15,012	14,899	0.6	14,562
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	8,786	8,720	0.3	8,523
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	4,357	4,324	0.2	4,226
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	2,624	2,605	0.1	2,546
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	1,691	1,677	0.1	1,641
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	397	395	—	385
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2027	228	226	—	222
Revalize, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2027	—	(1)	—	(8)
										33,095	32,845	1.3	32,097
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(a)	9.63%				10/2025	9,578	9,509	0.4	9,578
Acquia, Inc.+	One stop	L +	7.00%	(b)(c)	10.18%				10/2025	23	22	—	23
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%				08/2027	6,174	6,109	0.3	6,112
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%				08/2027	3,646	3,612	0.2	3,610
CivicPlus, LLC+	One stop	L +	6.00%	(b)	9.67%				08/2027	2,894	2,863	0.1	2,865
CivicPlus, LLC+	One stop	SF +	11.75%	(m)	14.38%				06/2034	202	197	—	200
CivicPlus, LLC+(5)	One stop	L +	6.00%		N/A(6)				08/2027	—	(1)	—	(1)
Critical Start, Inc.+	One stop	SF +	5.75%	(k)	5.65%	cash/	3.13%	PIK	05/2028	3,251	3,221	0.1	3,219
Critical Start, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2028	16,581	16,388	0.6	15,420
Delinea Inc.#	One stop	L +	6.00%	(a)	9.12%				03/2028	9,586	9,471	0.4	8,915
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2027	118	116	—	104
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	21,494	21,261	0.8	20,635
Episerver, Inc.+(8)(9)	One stop	E +	6.00%	(e)	7.19%				04/2026	17,564	20,276	0.7	16,976
Episerver, Inc.#+	One stop	L +	5.75%	(b)	9.42%				04/2026	11,937	12,007	0.5	11,460
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	6,601	6,520	0.2	6,337
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(22)
Episerver, Inc.+(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(20)
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	7.07%	(f)	3.57%	cash/	3.82%	PIK	07/2029	7,666	7,736	0.3	7,571
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(2)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(16)	—	(16)
Infinisource, Inc.#+	One stop	L +	5.25%	(c)	8.13%				10/2026	27,812	27,484	1.1	27,534
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	8,403	8,334	0.3	8,319
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	2,026	1,991	0.1	2,006
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	303	301	—	300
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	213	212	—	211
Infinisource, Inc.+	One stop	L +	5.25%	(c)	8.13%				10/2026	105	105	—	104
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	57	47	—	45
Infinisource, Inc.+(5)	One stop	L +	5.25%		N/A(6)				10/2026	—	(1)	—	(2)
Infinisource, Inc.+	One stop	L +	5.25%	(b)	8.92%				10/2026	86	75	—	85
Netwrix Corporation+	One stop	SF +	5.00%	(l)	7.90%				06/2029	3,534	3,503	0.1	3,499
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(2)	—	(2)
Netwrix Corporation+	One stop	SF +	5.00%	(l)	8.44%				06/2029	129	121	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%	01/2026	$14,201	$14,122	0.6%	$14,201
PCS Intermediate II Holdings, LLC+	One stop	L +	5.25%	(c)	8.62%	01/2026	2,050	2,035	0.1	2,050
PCS Intermediate II Holdings, LLC+(5)	One stop	L +	5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#	One stop	L +	5.50%	(b)	9.17%	12/2025	728	724	—	699
Recordxtechnologies, LLC+	One stop	L +	5.50%	(b)	9.17%	12/2025	114	113	—	109
Recordxtechnologies, LLC+	One stop	L +	5.50%	(b)	9.17%	12/2025	59	58	—	55
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(i)	6.69%	11/2025	19,267	23,496	0.7	18,882
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.50%	(c)	8.67%	11/2025	5,542	5,505	0.2	5,431
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.25%	(c)	8.42%	11/2025	737	732	—	717
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.25%	(c)	8.42%	11/2025	131	130	—	127
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)	11/2025	—	(2)	—	(5)
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	L +	4.25%		N/A(6)	11/2025	—	(1)	—	(3)
Red Dawn SEI Buyer, Inc.+	Senior secured	L +	4.50%	(b)(c)	8.67%	11/2025	169	167	—	166
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	14.30%	10/2026	1,098	1,077	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	14.30%	10/2026	50	50	—	50
ReliaQuest Holdings, LLC+(5)	One stop	SF +	10.75%		N/A(6)	10/2026	—	(2)	—	—
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	10.17%	09/2026	19,977	19,572	0.7	18,978
Saturn Borrower Inc.+	One stop	L +	6.50%	(b)	10.17%	09/2026	103	101	—	98
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%	(k)	9.63%	07/2027	4,789	4,789	0.2	4,789
Zarya Holdco, Inc.+	Senior secured	SF +	6.50%		N/A(6)	07/2027	—	—	—	—
							228,998	234,117	8.7	222,614

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	$8,649	$8,679	0.3%	$8,649
WBZ Investment LLC+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	1,239	1,235	0.1	1,239
WBZ Investment LLC+	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	861	875	—	861
WBZ Investment LLC+	One stop	L +	6.25%	(c)	8.13%	cash/	1.00%	PIK	09/2024	444	452	—	444
WBZ Investment LLC+	One stop	L +	6.25%		N/A(6)				09/2024	—	—	—	—
										11,193	11,241	0.4	11,193
Life Sciences Tools & Services
Covaris Intermediate 3, LLC+	One stop	L +	4.75%	(b)	7.56%				01/2028	5,909	5,856	0.2	5,909
Covaris Intermediate 3, LLC+	One stop	L +	5.25%	(a)	8.37%				01/2028	18	18	—	18
Covaris Intermediate 3, LLC+(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(2)	—	—
PAS Parent Inc.*#+	One stop	L +	5.50%	(a)(b)	8.62%				12/2028	33,706	33,102	1.3	32,694
PAS Parent Inc.+	One stop	P +	4.50%	(a)(d)	10.07%				12/2027	161	153	—	151
PAS Parent Inc.+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(8)
Reaction Biology Corporation#	One stop	SF +	5.25%	(m)	9.48%				03/2029	8,023	7,949	0.3	7,783
Reaction Biology Corporation+	One stop	SF +	5.25%	(m)	9.48%				03/2029	60	55	—	45
Reaction Biology Corporation+(5)	One stop	P +	4.25%		N/A(6)				03/2029	—	(1)	—	(5)
Unchained Labs, LLC+	Senior secured	L +	5.50%	(a)	8.62%				08/2027	999	972	0.1	999
Unchained Labs, LLC+	Senior secured	L +	5.50%	(a)	8.62%				08/2027	844	830	—	844
Unchained Labs, LLC+	Senior secured	L +	5.50%		N/A(6)				08/2027	—	—	—	—
										49,720	48,927	1.9	48,430
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior secured	L +	4.25%	(b)	7.38%				03/2028	1,866	1,862	0.1	1,866
Blackbird Purchaser, Inc.*+	Senior secured	L +	4.50%	(a)	7.62%				04/2026	19,084	19,205	0.7	18,893
Blackbird Purchaser, Inc.+	Senior secured	L +	4.50%	(a)	7.62%				10/2025	58	57	—	56
Blackbird Purchaser, Inc.+(5)	Senior secured	L +	4.50%		N/A(6)				04/2026	—	(2)	—	(3)
Chase Industries, Inc.+(7)	Senior secured	L +	7.00%	(c)	9.88%				05/2025	12,059	12,117	0.4	9,853
Chase Industries, Inc.+(7)	Senior secured	L +	7.00%	(b)	10.67%				05/2025	985	1,005	—	805
Chase Industries, Inc.+(7)	Senior secured	L +	7.00%	(c)	9.80%				05/2025	350	350	—	280
										34,402	34,594	1.2	31,750
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	9.55%				04/2029	19,000	18,822	0.7	18,430
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(2)	—	(8)
Project Nike Purchaser, LLC+(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(7)	—	(23)
										19,000	18,813	0.7	18,399
Media
Triple Lift, Inc.+	One stop	SF +	5.50%	(l)(m)	9.36%				05/2028	5,343	5,258	0.3	5,343
Triple Lift, Inc.+	One stop	SF +	5.50%	(m)	9.61%				05/2028	1,133	1,112	0.1	1,133
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	8.74%				05/2028	27	26	—	27
										6,503	6,396	0.4	6,503
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	L +	6.25%	(b)	9.06%				10/2024	45,138	45,090	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	L +	6.75%	(b)	9.70%				05/2025	$20,419	$20,502	0.8%	$20,419
3ES Innovation, Inc.+(8)(12)	One stop	L +	6.75%	(b)	9.92%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior secured	L +	4.25%	(a)	7.37%				07/2025	37,066	37,349	1.4	36,097
Envernus, Inc.+	Senior secured	L +	4.50%	(a)	7.62%				07/2025	16,993	16,739	0.7	16,653
Envernus, Inc.+	Senior secured	L +	4.25%	(a)	7.37%				09/2024	86	85	—	82
Envernus, Inc.+	Senior secured	L +	4.50%	(a)	7.62%				09/2024	69	65	—	67
Project Power Buyer, LLC*#+	One stop	L +	6.00%	(b)	9.68%				05/2026	15,464	15,559	0.6	15,464
Project Power Buyer, LLC+	One stop	L +	6.00%		N/A(6)				05/2025	—	—	—	—
										90,177	90,378	3.5	88,862
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(k)	8.88%				12/2027	10,176	10,086	0.4	10,176
Messenger, LLC+	One stop	SF +	5.75%	(k)	8.50%				12/2027	100	99	—	100
Messenger, LLC+	One stop	SF +	5.75%	(k)	8.88%				12/2027	50	49	—	50
Messenger, LLC+	One stop	P +	4.75%	(d)	11.00%				12/2027	34	33	—	34
										10,360	10,267	0.4	10,360
Personal Products
IMPLUS Footcare, LLC+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	30,464	30,657	1.1	28,332
IMPLUS Footcare, LLC+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	5,203	5,236	0.2	4,839
IMPLUS Footcare, LLC*+	One stop	L +	8.00%	(b)	11.42%	cash/	0.25%	PIK	04/2024	750	761	—	698
										36,417	36,654	1.3	33,869

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#+	One stop	SF +	5.25%	(l)	8.95%				02/2026	$25,488	$25,285	1.0%	$25,106
ACP Ulysses Buyer, Inc.+	One stop	SF +	5.25%	(l)	8.95%				02/2026	1,102	1,081	—	1,086
Amalthea Parent, Inc.*#+(8)(12)	One stop	L +	4.75%	(a)	7.87%				03/2027	57,245	56,732	2.2	56,673
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(24)	—	(17)
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(m)	8.36%				07/2023	2,891	2,921	0.1	2,833
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(l)	8.58%				07/2023	156	156	—	140
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(m)	9.48%				05/2029	17,179	16,853	0.7	16,835
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(25)	—	(52)
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2028	10,627	10,445	0.4	10,096
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2027	36	34	—	32
Cobalt Buyer Sub, Inc.+	One stop	L +	5.25%	(a)	8.37%				10/2028	3,240	3,177	0.1	3,062
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				08/2028	21,890	26,631	0.9	21,890
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				08/2028	2,653	3,004	0.1	2,653
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.50%		N/A(6)				02/2028	—	(2)	—	—
										142,507	146,257	5.5	140,326
Professional Services
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(k)(l)	7.80%				10/2027	2,996	2,945	0.1	2,996
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	8.18%				09/2028	2,273	2,228	0.1	2,227
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	8.18%				09/2028	2	2	—	2
DISA Holdings Corp.+(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(6)	—	(6)
Eliassen Group, LLC+	One stop	SF +	5.75%	(l)	9.30%				04/2028	1,444	1,431	—	1,444
Eliassen Group, LLC+	One stop	SF +	5.75%	(l)	9.13%				04/2028	4	4	—	4
Filevine, Inc.+	One stop	SF +	6.50%	(l)(m)	5.43%	cash/	2.50%	PIK	04/2027	5,265	5,197	0.2	5,270
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	L +	6.00%	(a)(b)	9.47%				09/2028	7,093	6,976	0.3	7,093
IG Investments Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(a)(b)	8.06%				11/2028	7,593	7,543	0.3	7,365
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(14)	—	(66)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	L +	5.25%	(b)	8.10%				11/2028	75	74	—	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(18)	—	(75)
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	8.87%				12/2025	13,235	13,147	0.5	13,103
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	8.87%				12/2025	8,378	8,380	0.3	8,295
Net Health Acquisition Corp.+	One stop	L +	5.75%	(a)	8.87%				12/2025	6,706	6,741	0.3	6,639
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	8.88%				12/2025	4,237	4,198	0.2	4,195
Net Health Acquisition Corp.*#	One stop	L +	5.75%	(a)	8.87%				12/2025	1,171	1,172	—	1,159
Net Health Acquisition Corp.+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(2)	—	(3)
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	11,416	11,465	0.4	11,416
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	1,932	1,920	0.1	1,932
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	139	138	—	139
PlanSource Holdings, Inc.+(5)	One stop	L +	6.25%		N/A(6)				04/2025	—	(1)	—	—
ProcessMAP Corporation+	One stop	L +	6.25%	(b)	6.17%	cash/	3.75%	PIK	12/2027	3,948	3,914	0.2	3,869
ProcessMAP Corporation+(5)	One stop	L +	6.00%		N/A(6)				12/2027	—	—	—	(1)
Procure Acquireco, Inc.#+	One stop	L +	5.25%	(c)	8.00%				12/2028	17,634	17,477	0.7	17,634
Procure Acquireco, Inc.+(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Procure Acquireco, Inc.+(5)	One stop	L +	5.25%		N/A(6)	12/2028	$—	$(3)	—%	$—
Teaching Company, The*#+	One stop	L +	4.75%	(a)	7.69%	07/2023	17,464	17,510	0.7	17,289
Teaching Company, The+(5)	One stop	L +	4.75%		N/A(6)	07/2023	—	—	—	(2)
							113,005	112,416	4.4	111,986
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	21,751	21,595	0.9	21,751
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	19,437	19,478	0.8	19,437
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	13,391	13,280	0.5	13,391
Inhabit IQ Inc.*	One stop	L +	5.75%	(a)	8.87%	07/2025	12,367	12,278	0.5	12,367
Inhabit IQ Inc.*#	One stop	L +	5.75%	(a)	8.87%	07/2025	6,518	6,548	0.3	6,518
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	3,176	3,213	0.1	3,176
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	1,395	1,410	0.1	1,395
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	1,181	1,193	—	1,181
Inhabit IQ Inc.#+	One stop	L +	5.75%	(a)	8.87%	07/2025	1,164	1,178	—	1,164
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	931	927	—	931
Inhabit IQ Inc.+	One stop	L +	5.75%	(a)	8.87%	07/2025	491	497	—	491
Inhabit IQ Inc.+	One stop	L +	5.75%		N/A(6)	07/2025	—	—	—	—
MRI Software LLC*+	One stop	L +	5.50%	(b)	9.17%	02/2026	14,360	14,279	0.6	14,216
MRI Software LLC+	One stop	L +	5.50%	(b)	9.17%	02/2026	4,952	4,905	0.2	4,903
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(2)	—	(3)
MRI Software LLC+(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%	08/2028	16,305	20,039	0.6	15,653
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.75%	(g)	8.21%	08/2028	1,912	2,172	0.1	1,836
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(2)
							119,331	122,989	4.7	118,400
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%	(b)	8.92%	07/2028	4,241	4,154	0.2	4,199
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%	(a)	8.34%	07/2026	5	4	—	5
Channelside Acquisitona Co, Inc.+	One stop	L +	5.25%		N/A(6)	07/2028	—	—	—	—
Internet Truckstop Group LLC*#	One stop	L +	5.50%	(b)	9.18%	04/2025	21,564	21,843	0.8	21,564
Internet Truckstop Group LLC+	One stop	L +	5.50%	(b)	9.18%	04/2025	9,442	9,355	0.4	9,442
Internet Truckstop Group LLC+(5)	One stop	L +	5.50%		N/A(6)	04/2025	—	(2)	—	—
							35,252	35,354	1.4	35,210

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Accela, Inc.*#+	One stop	L +	7.50%	(a)	6.37%	cash/	4.25%	PIK	09/2024	$4,695	$4,678	0.2%	$4,695
Accela, Inc.+	One stop	L +	7.50%	(a)	6.37%	cash/	4.25%	PIK	09/2024	279	277	—	279
Accela, Inc.+	One stop	L +	7.00%	(a)	10.12%				09/2024	20	20	—	20
Anaplan, Inc.+	One stop	SF +	6.50%	(k)	9.53%				06/2029	9,840	9,745	0.4	9,643
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	(3)
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(k)	8.63%				03/2027	36,575	36,151	1.4	36,209
Appfire Technologies, LLC+	One stop	SF +	5.50%	(k)	8.63%				03/2027	19	16	—	17
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(7)	—	(11)
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(39)	—	(55)
Apptio, Inc.+	One stop	L +	6.00%	(b)	8.46%				01/2025	57,010	57,389	2.2	56,440
Apptio, Inc.+	One stop	L +	6.00%	(b)	8.46%				01/2025	76	76	—	76
Aras Corporation+	One stop	L +	7.00%	(b)	5.71%	cash/	3.75%	PIK	04/2027	14,159	14,055	0.6	14,159
Aras Corporation+	One stop	L +	6.50%	(c)	9.50%				04/2027	31	30	—	31
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%				06/2029	3,199	3,407	0.1	3,103
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%				06/2029	550	539	—	500
Auvik Networks Inc.+(8)(12)	One stop	SF +	5.75%	(l)	5.73%	cash/	2.75%	PIK	07/2027	7,033	6,978	0.3	6,829
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.25%	(l)	5.73%	cash/	3.25%	PIK	07/2027	1,251	1,239	—	1,239
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(b)(c)	7.07%				04/2026	5,728	5,753	0.2	5,728
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.75%	(e)(f)	5.85%				04/2026	2,075	2,375	0.1	2,075
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(c)	7.05%				04/2026	272	270	—	272
Axiom Merger Sub Inc.+	One stop	L +	5.50%	(b)(c)	8.87%				04/2026	15	14	—	15
Axiom Merger Sub Inc.+	One stop	L +	5.50%		N/A(6)				10/2025	—	—	—	—
Bayshore Intermediate #2, L.P.+	One stop	L +	7.75%	(a)	10.43%				10/2028	65,064	63,909	2.6	65,064
Bayshore Intermediate #2, L.P.+(5)	One stop	L +	6.75%		N/A(6)				10/2027	—	(3)	—	—
Bonterra LLC+	One stop	L +	6.25%	(b)	9.92%				09/2027	63,832	63,041	2.5	63,194
Bonterra LLC+	One stop	L +	6.25%	(b)	9.92%				09/2027	122	120	—	120
Bonterra LLC+(5)	One stop	L +	6.25%		N/A(6)				09/2027	—	(36)	—	(58)
Bottomline Technologies, Inc.+	One stop	SF +	5.50%	(k)	8.35%				05/2029	28,163	27,631	1.1	27,318
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(4)	—	(6)
Bullhorn, Inc.*#+	One stop	L +	5.75%	(b)	9.42%				09/2026	65,946	65,212	2.6	65,946
Bullhorn, Inc.+(8)(9)	One stop	SN +	6.00%	(i)	8.19%				09/2026	10,681	11,636	0.4	10,681
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(e)	6.94%				09/2026	4,236	4,672	0.2	4,236
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	214	211	—	214
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	96	95	—	96
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	76	76	—	76
Bullhorn, Inc.+	One stop	L +	5.75%	(b)	9.42%				09/2026	110	107	—	110
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	L +	5.00%	(a)	8.12%				06/2028	9,819	9,658	0.4	9,819
Burning Glass Intermediate Holdings Company, Inc.+	One stop	L +	5.00%	(a)	8.12%				06/2026	28	26	—	28
Calabrio, Inc.+	One stop	L +	7.00%	(b)	10.67%				04/2027	53,683	53,073	2.1	53,683
Calabrio, Inc.+(5)	One stop	L +	7.00%		N/A(6)				04/2027	—	(3)	—	—
Community Brands Parentco LLC+	One stop	SF +	5.75%	(k)	8.88%				02/2028	14,194	13,939	0.5	13,911
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(2)
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	8.62%				10/2028	27,710	27,471	1.1	26,879
Daxko Acquisition Corporation+	One stop	L +	5.50%	(a)	8.62%				10/2028	2,337	2,307	0.1	2,267
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2027	—	(2)	—	(5)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation+(5)	One stop	L +	5.50%		N/A(6)				10/2028	$—	$(10)	—%	$(33)
Diligent Corporation*#+	One stop	L +	6.25%	(c)	9.13%				08/2025	86,292	86,221	3.4	85,426
Diligent Corporation+	One stop	L +	5.75%	(c)	8.63%				08/2025	5,964	5,925	0.2	5,832
Diligent Corporation+	One stop	L +	6.25%	(c)	8.49%				08/2025	162	161	—	158
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(i)	8.19%				02/2029	12,937	15,067	0.5	12,161
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	6.00%	(h)	10.20%				02/2029	277	293	—	261
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(6)
FirstUp, Inc.+	One stop	L +	6.75%	(b)	6.92%	cash/	3.50%	PIK	07/2027	8,916	8,848	0.4	8,916
FirstUp, Inc.+(5)	One stop	L +	9.75%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L +	6.75%	(b)	9.56%	PIK			07/2027	9,948	9,815	0.4	9,847
Gainsight, Inc.+(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.*#+	One stop	L +	5.75%	(b)(c)	9.85%				05/2026	84,289	84,506	3.2	82,603
GS Acquisitionco, Inc.+	One stop	L +	5.75%	(c)	9.46%				05/2026	186	184	—	180
GS Acquisitionco, Inc.+(5)	One stop	L +	5.75%		N/A(6)				05/2026	—	(4)	—	(40)
GTIV, LLC+	One stop	SF +	5.25%	(m)	8.36%				02/2029	74,215	73,541	2.9	72,731
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	(5)
GTY Technology Holdings, Inc.+	One stop	SF +	6.88%	(l)	9.81%	cash/	0.63%	PIK	07/2029	3,100	3,041	0.1	3,069
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(23)	—	(24)
ICIMS, Inc.+	One stop	SF +	6.75%	(l)	9.49%				08/2028	7,775	7,640	0.3	7,707
ICIMS, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(1)	—	(1)
ICIMS, Inc.+	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp. #+	One stop	SF +	5.50%	(l)	8.41%				05/2029	14,682	14,544	0.6	14,535
IQN Holding Corp. +(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. +(5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(31)	—	(3)
Island Bidco AB+(8)(9)(17)	One stop	E +	7.25%	(f)	0.23%	cash/	7.25%	PIK	07/2028	5,318	5,603	0.2	5,265
Island Bidco AB+(8)(17)	One stop	SF +	7.00%	(m)	6.09%	cash/	3.50%	PIK	07/2028	2,921	2,893	0.1	2,892
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	(1)
Juvare, LLC*	One stop	L +	6.25%	(b)	9.92%				10/2026	7,526	7,462	0.3	7,451
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				10/2026	1,737	1,722	0.1	1,719
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				10/2026	548	525	—	526
Juvare, LLC+	One stop	L +	6.25%	(b)	9.92%				04/2026	45	45	—	45
Kaseya Inc.+	One stop	SF +	5.75%	(m)	8.29%				06/2029	9,178	9,044	0.4	8,994
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(3)	—	(5)
Kaseya Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(5)	—	(11)
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	50,096	50,522	2.0	50,096
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	5,610	5,570	0.2	5,610
Mindbody, Inc.+	One stop	L +	8.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	L +	5.50%	(b)	9.17%				12/2028	21,981	21,785	0.8	21,322
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(2)	—	(5)
Ministry Brands Holdings LLC+(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(5)	—	(18)
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(e)	6.00%				07/2028	6,408	7,633	0.2	6,216
Neo Bidco GMBH+(8)(13)	One stop	L +	6.00%	(b)	9.29%				01/2028	59	59	—	58
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
Newscycle Solutions, Inc.+	Senior secured	L +	7.00%	(b)	10.67%				12/2022	109	109	—	109

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	$8,409	$8,329	0.3%	$8,241
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	3,424	3,375	0.1	3,424
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)(c)	6.98%	10/2024	1,119	1,114	—	1,096
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	690	685	—	676
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	640	637	—	640
PDI TA Holdings, Inc.+	Second lien	L +	8.50%	(b)	11.49%	10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(i)	6.81%	10/2024	78	94	—	76
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	40	40	—	37
Personify, Inc.*#+	One stop	L +	5.25%	(b)	8.92%	09/2024	13,723	13,851	0.5	13,723
Personify, Inc.#	One stop	L +	5.25%	(b)	8.92%	09/2024	8,173	8,126	0.3	8,173
Personify, Inc.+	One stop	L +	5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L +	8.00%	(a)	10.68%	03/2027	23,748	23,567	0.9	23,748
Pluralsight, LLC+(5)	One stop	L +	8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	9.67%	09/2028	4,221	4,184	0.2	4,221
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(a)	9.11%	09/2028	23	22	—	23
ProcessUnity Holdings, LLC+(5)	One stop	L +	6.00%		N/A(6)	09/2028	—	(7)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	L +	4.75%	(b)(c)	7.56%	05/2027	18,372	18,230	0.7	18,372
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.91%	05/2027	873	866	—	873
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	7.30%	05/2027	539	535	—	539
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	179	178	—	179
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	158	157	—	158
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	8.42%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.82%	05/2027	148	147	—	148
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(a)	7.87%	05/2027	100	68	—	100
Pyramid Healthcare Acquisition Corp.+	One stop	L +	4.75%	(b)	7.56%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	L +	4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.+	One stop	L +	6.00%	(a)	9.12%	11/2027	9,488	9,407	0.4	9,298
QAD, Inc.+(5)	One stop	L +	6.00%		N/A(6)	11/2027	—	(4)	—	(9)
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	8.47%	06/2029	2,491	2,468	0.1	2,405
Quant Buyer, Inc.+	One stop	SF +	5.50%	(l)	8.47%	06/2029	2,957	2,929	0.1	2,855
Quant Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	8.97%	06/2029	2,027	2,007	0.1	2,006
Quant Buyer, Inc.+	One stop	SF +	6.00%		N/A(6)	06/2029	—	—	—	—
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%	07/2029	6,546	6,795	0.3	6,456
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	07/2029	—	(26)	—	(26)
RegEd Aquireco, LLC+	Senior secured	L +	4.25%	(b)	7.06%	12/2024	11,183	11,188	0.4	10,401
RegEd Aquireco, LLC+	Senior secured	L +	4.25%	(b)(d)	7.87%	12/2024	236	235	—	220
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(m)	9.73%	12/2028	10,109	10,020	0.4	10,008
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(7)	—	(8)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	9.37%	05/2027	4,541	4,506	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	L +	6.25%		N/A(6)	05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(k)	9.10%	08/2029	9,827	9,633	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(2)	—	(2)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	6.00%	(e)	6.00%	04/2029	30,114	30,386	1.2	29,813
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%	12/2025	40,459	40,211	1.6	40,459
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%				12/2025	$851	$846	—%	$851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+	One stop	L +	6.25%	(a)	9.37%				12/2026	31,358	31,083	1.2	30,730
Spartan Buyer Acquisition Co.+	One stop	L +	6.25%	(a)	9.37%				12/2026	1,993	1,961	0.1	1,953
Spartan Buyer Acquisition Co.+	One stop	P +	5.25%	(d)	11.50%				12/2026	48	46	—	43
Tahoe Bidco B.V. +	One stop	L +	6.00%	(a)	8.68%				09/2028	12,058	11,955	0.5	12,058
Tahoe Bidco B.V. +(5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC+	One stop	L +	5.75%	(b)(c)	8.61%				12/2025	886	876	—	871
Telesoft Holdings LLC+(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(1)	—	(2)
Telesoft Holdings LLC+	One stop	L +	6.25%	(b)	9.03%				08/2028	65	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%	(m)	9.64%				07/2028	3,171	3,088	0.1	3,082
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(17)	—	(18)
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	3,445	3,470	0.1	3,427
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	910	898	—	906
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	428	422	—	426
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				12/2024	233	227	—	233
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				12/2024	157	156	—	157
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	7.37%				12/2024	17	17	—	17
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	15,245	15,300	0.6	15,245
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	6,893	6,810	0.3	6,893
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	4,181	4,151	0.2	4,181
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,767	1,799	0.1	1,767
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,715	1,743	0.1	1,715
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,671	1,701	0.1	1,671
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,614	1,630	0.1	1,614
Togetherwork Holdings, LLC*+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,555	1,584	0.1	1,555
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	1,450	1,475	0.1	1,450
Togetherwork Holdings, LLC*#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,188	1,196	—	1,188
Togetherwork Holdings, LLC#+	One stop	L +	6.25%	(c)	9.13%				03/2025	654	666	—	654
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	453	449	—	453
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	438	435	—	438
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	250	248	—	250
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	63	64	—	63
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.13%				03/2025	58	59	—	58
Togetherwork Holdings, LLC+(5)	One stop	L +	6.25%		N/A(6)				03/2024	—	(1)	—	—
Togetherwork Holdings, LLC+	One stop	L +	6.25%	(c)	9.55%				03/2025	1,339	1,327	0.1	1,339
Trintech, Inc.*#+	One stop	L +	6.00%	(a)	9.12%				12/2024	22,029	22,121	0.9	21,809
Trintech, Inc.#+	One stop	L +	6.00%	(a)	9.12%				12/2024	9,140	9,218	0.4	9,050
Trintech, Inc.+	One stop	L +	6.00%	(a)	9.12%				12/2024	100	100	—	98
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	7,416	8,529	0.3	6,525
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	122	142	—	106
Vendavo, Inc.*#+	One stop	L +	5.75%	(b)	8.99%				09/2027	19,611	19,468	0.7	18,826
Vendavo, Inc.+	One stop	P +	4.75%	(d)	11.00%				09/2027	40	39	—	34
WebPT, Inc.+	One stop	L +	6.75%	(b)	9.82%				01/2028	626	617	—	620

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	$28,178	$28,542	1.1%	$28,178
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	4,986	4,954	0.2	4,986
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	3,532	3,477	0.1	3,532
Workforce Software, LLC+	One stop	L +	6.50%	(b)	9.57%				07/2025	118	116	—	118
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	69	68	—	69
										1,316,756	1,316,394	51.1	1,300,853

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(l)	9.20%	02/2028	$25,896	$25,427	1.0%	$25,119
Ave Holdings III, Corp+	One stop	P +	4.50%	(d)	10.75%	02/2028	14	12	—	10
Ave Holdings III, Corp+	One stop	SF +	5.50%	(l)	8.71%	02/2028	103	91	—	67
Batteries Plus Holding Corporation*#	One stop	L +	6.75%	(a)	9.87%	06/2023	21,921	21,921	0.9	21,921
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)	9.87%	06/2023	1,420	1,417	0.1	1,420
Batteries Plus Holding Corporation+	One stop	L +	6.75%	(a)(d)	9.93%	06/2023	145	145	—	145
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	11,538	11,351	0.5	11,192
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	9,975	9,880	0.4	9,676
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	7.48%	05/2028	8,342	9,483	0.4	8,271
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	2,158	2,123	0.1	2,093
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	1,435	1,421	0.1	1,392
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	9.45%	05/2028	734	716	0.1	712
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(e)	7.48%	05/2028	35	34	—	33
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%		N/A(6)	05/2028	—	—	—	—
Cycle Gear, Inc.*#+	One stop	SF +	5.50%	(l)	9.20%	01/2026	48,851	48,738	1.9	47,874
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	20,664	20,597	0.8	20,664
Imperial Optical Midco Inc.#	One stop	L +	6.75%	(a)	9.87%	08/2023	4,767	4,746	0.2	4,767
Imperial Optical Midco Inc.#	One stop	L +	6.75%	(a)	9.87%	08/2023	4,149	4,131	0.2	4,149
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	3,590	3,604	0.2	3,590
Imperial Optical Midco Inc.*+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,798	2,792	0.1	2,798
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,763	2,751	0.1	2,763
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,238	2,229	0.1	2,238
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	2,058	2,049	0.1	2,058
Imperial Optical Midco Inc.#+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,903	1,918	0.1	1,903
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,654	1,647	0.1	1,654
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,454	1,448	0.1	1,454
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,435	1,429	0.1	1,435
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,390	1,384	0.1	1,390
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,369	1,363	0.1	1,369
Imperial Optical Midco Inc.#+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,238	1,248	—	1,238
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,145	1,140	0.1	1,145
Imperial Optical Midco Inc.*+	One stop	L +	6.75%	(a)	9.87%	08/2023	1,128	1,137	0.1	1,128
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	967	963	0.1	967
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	879	875	—	879
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	660	657	—	660
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	632	629	—	632
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	625	622	—	625
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	554	552	—	554
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	502	499	—	502
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	499	497	—	499
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	486	484	—	486
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	477	475	—	477
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	459	454	—	459
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	454	452	—	454
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	450	448	—	450
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	446	444	—	446

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	$442	$440	—%	$442
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	416	414	—	416
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	415	413	—	415
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	414	412	—	414
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	410	408	—	410
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	410	408	—	410
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	380	379	—	380
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	358	357	—	358
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	357	356	—	357
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	353	351	—	353
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	327	327	—	327
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	314	312	—	314
Imperial Optical Midco Inc.+(5)	One stop	L +	6.75%		N/A(6)	08/2023	—	(46)	—	—
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	306	304	—	306
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	284	283	—	284
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	277	275	—	277
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	277	276	—	277
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	272	271	—	272
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	269	268	—	269
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	257	256	—	257
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	257	256	—	257
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	239	238	—	239
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	238	238	—	238
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	219	218	—	219
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	218	217	—	218
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	215	214	—	215
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	209	208	—	209
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	195	194	—	195
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	193	192	—	193
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	192	191	—	192
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	188	188	—	188
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	179	178	—	179
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	172	171	—	172
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	167	167	—	167
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	165	164	—	165
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	161	160	—	161
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	160	159	—	160
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	158	158	—	158
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	153	152	—	153
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	152	151	—	152
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	143	143	—	143
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	143	142	—	143
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	138	137	—	138
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	133	132	—	133
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	131	131	—	131
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	131	131	—	131
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	129	128	—	129
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	127	127	—	127

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	$124	$124	—%	$124
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	114	113	—	114
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	114	114	—	114
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	114	114	—	114
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	112	111	—	112
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	109	109	—	109
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	106	106	—	106
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	105	105	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	105	104	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	105	104	—	105
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	99	99	—	99
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	96	95	—	96
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	86	85	—	86
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	82	82	—	82
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	79	79	—	79
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	79	78	—	79
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	75	75	—	75
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	74	74	—	74
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	74	73	—	74
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	71	71	—	71
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	68	68	—	68
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	65	65	—	65
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	64	63	—	64
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	63	62	—	63
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	62	61	—	62
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	60	60	—	60
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	59	59	—	59
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	56	55	—	56
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	55	55	—	55
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	54	54	—	54
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	52	52	—	52
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	47	47	—	47
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	42	42	—	42
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	41	41	—	41
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	40	40	—	40
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	39	38	—	39
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	36	35	—	36
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	34	34	—	34
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	35	34	—	35
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	35	35	—	35
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	34	34	—	34
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	33	32	—	33
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	31	31	—	31
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	29	29	—	29

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	$29	$29	—%	$29
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	29	29	—	29
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	28	27	—	28
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	27	27	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	27	26	—	27
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	25	25	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	25	25	—	25
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	24	24	—	24
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	21	21	—	21
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	19	19	—	19
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	18	18	—	18
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	16	16	—	16
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	15	15	—	15
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	14	14	—	14
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	12	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	12	11	—	12
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	6	6	—	6
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%	08/2023	6	6	—	6
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	$5	$5	—%	$5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	5	5	—	5
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	3	3	—	3
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	386	384	—	386
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	170	169	—	170
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	58	57	—	58
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	38	38	—	38
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	26	26	—	26
Imperial Optical Midco Inc.+	One stop	L +	6.75%	(a)	9.87%				08/2023	17	16	—	17
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	5.75%	(h)	9.92%				11/2024	16,781	17,761	0.6	16,381
Jet Equipment & Tools Ltd.*#(8)(12)	One stop	SF +	5.75%	(l)	9.45%				11/2024	12,113	12,223	0.5	11,824
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	6.00%	(l)	9.70%				11/2024	5,307	5,265	0.2	5,205
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	6.00%	(h)	10.17%				11/2024	4,917	5,120	0.2	4,822
Jet Equipment & Tools Ltd.#+(8)(12)	One stop	SF +	5.75%	(l)	9.45%				11/2024	4,219	4,252	0.2	4,118
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.75%	(l)	9.45%				11/2024	1,550	1,542	0.1	1,513
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.75%	(d)(k)	9.82%				11/2024	310	310	—	302
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	CP +	4.75%	(n)	10.20%				11/2024	39	43	—	38
Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	C +	6.00%	(h)	10.17%				11/2024	2,121	2,269	0.1	2,080
Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	6.50%	(l)	10.20%				11/2024	1,035	1,014	0.1	1,025
PPV Intermediate Holdings, LLC+	One stop	SF +	5.75%	(l)(m)	9.29%				08/2029	7,738	7,590	0.3	7,583
PPV Intermediate Holdings, LLC+	One stop	N/A			13.00%				08/2030	918	896	—	895
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	(8)
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(23)	—	(19)
PPV Intermediate Holdings, LLC+(5)	One stop	N/A			13.00%				08/2030	—	(3)	—	(4)
Salon Lofts Group, LLC+	One stop	SF +	5.75%	(l)	9.30%				08/2028	3,576	3,541	0.1	3,540
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(18)	—	(18)
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	SF +	4.75%	(l)	8.45%				10/2024	11,850	11,821	0.5	11,850
Sola Franchise, LLC and Sola Salon Studios, LLC#+	One stop	SF +	4.75%	(l)	8.45%				10/2024	1,674	1,702	0.1	1,674
Sola Franchise, LLC and Sola Salon Studios, LLC+	One stop	SF +	4.75%		N/A(6)				10/2024	—	—	—	—
Titan Fitness, LLC*#+	One stop	L +	6.75%	(a)(b)	7.56%	cash/	2.00%	PIK	02/2025	30,810	30,991	1.1	28,958
Titan Fitness, LLC+	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	1,918	1,908	0.1	1,803
Titan Fitness, LLC+	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	490	487	—	458
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.50%	(l)	9.20%				03/2028	8,342	8,228	0.3	8,342
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(g)	8.86%				03/2028	7,286	8,376	0.3	7,286
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(l)	9.31%				04/2028	8,308	8,193	0.3	8,225
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	P +	4.50%	(d)	10.75%				04/2028	69	67	—	68
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	L +	5.50%	(b)	9.31%				04/2028	7	2	—	4
										344,146	346,216	13.3	338,066

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L +	6.75%	(b)	9.67%	cash/	0.75%	PIK	06/2023	$22,091	$22,086	0.9%	$21,870
Agility Recovery Solutions Inc.+	One stop	L +	6.75%	(b)(d)	9.91%	cash/	0.75%	PIK	06/2023	581	579	—	571
										22,672	22,665	0.9	22,441
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	1,954	1,932	0.1	1,817
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	974	963	0.1	906
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	855	846	—	796
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	(3)
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	9,963	9,847	0.4	8,470
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	4,005	3,958	0.2	3,404
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	2,061	2,037	0.1	1,751
Elite Sportswear, L.P.+(5)	Senior secured	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	157	144	—	(5)
Elite Sportswear, L.P.*+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	684	676	—	582
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	313	309	—	266
Elite Sportswear, L.P.*+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	300	295	—	255
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	5	5	—	—
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	9,583	9,522	0.4	9,606
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	6,505	6,456	0.3	6,522
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	1,007	997	—	1,009
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	904	898	—	908
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	635	631	—	636
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	2	2	—	2
QF Holdings, Inc.+	One stop	L +	6.25%	(c)	10.43%				12/2027	626	617	—	626
SHO Holding I Corporation+	Senior secured	L +	5.25%	(b)	8.06%				04/2024	3,960	3,962	0.1	3,682
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	8.04%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior secured	L +	5.00%	(b)	8.14%				04/2024	66	66	—	62
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	7.06%				04/2024	35	35	—	35
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	7.09%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	7.95%				04/2024	—	—	—	—
										44,661	44,264	1.7	41,389
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	19,118	18,804	0.7	18,353
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	15,246	14,975	0.6	14,637
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.01%				06/2028	455	447	—	437
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	8.92%				06/2028	188	184	—	170
										35,007	34,410	1.3	33,597
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	17,008	16,874	0.7	16,498
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	80	78	—	77
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	110	108	—	104
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(b)	7.77%				11/2026	584	554	—	532
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				11/2026	208	206	—	204
Vessco Midco Holdings, LLC+	Senior secured	P +	3.50%	(d)	9.75%				10/2026	2	2	—	2
										17,992	17,822	0.7	17,417
Total non-controlled/non-affiliate company debt investments										$5,257,884	$5,258,590	200.7%	$5,107,481

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (19)(20)
Aerospace and Defense
Tronair Parent, Inc.+	LLC units	N/A	N/A	N/A	—	$40	—%	$27
Whitcraft LLC+	Common Stock	N/A	N/A	N/A	11	2,285	0.1	2,870
						2,325	0.1	2,897
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A	N/A	5	314	—	60

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A	N/A	1	730	—	597
Go Car Wash Parent, Corp.+	Preferred stock	N/A	N/A	N/A	—	47	—	50
Go Car Wash Parent, Corp.+	Common Stock	N/A	N/A	N/A	—	29	—	36
MOP GM Holding, LLC+	LP units	N/A	N/A	N/A	—	330	—	481
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A	N/A	1	61	—	61
POY Holdings, LLC+	LLC units	N/A	N/A	N/A	141	141	—	278
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	508	0.1	1,020
						1,846	0.1	2,523
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A	N/A	177	1,769	0.1	1,536

Building Products
BECO Holding Company, Inc.+	Preferred stock	N/A	N/A	N/A	10	951	0.1	1,065
BECO Holding Company, Inc.+	LP interest	N/A	N/A	N/A	2	196	—	216
						1,147	0.1	1,281
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A	N/A	2	1,960	0.1	2,196
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A	N/A	—	124	—	102
						2,084	0.1	2,298
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A	N/A	540	540	—	579
EGD Security Systems, LLC +	Common Stock	N/A	N/A	N/A	855	855	0.1	803
Hydraulic Authority III Limited+(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	384	—	474
Hydraulic Authority III Limited+(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	533
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	359	359	—	374
PT Intermediate Holdings III, LLC+(21)	LLC units	N/A	N/A	N/A	8	767	—	822
Radwell Parent, LLC+	LP units	N/A	N/A	N/A	2	159	—	182
						3,107	0.1	3,767
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A	N/A	49	49	—	59

Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A	N/A	19	193	—	249
DP Flores Holdings, LLC+	LLC units	N/A	N/A	N/A	70	70	—	70
EMS LINQ, LLC+	LP interest	N/A	N/A	N/A	525	525	—	483
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12	—	5
HS Spa Holdings, Inc.+	Common Stock	N/A	N/A	N/A	479	479	—	460
Liminex, Inc.+	Common Stock	N/A	N/A	N/A	12	434	0.1	885
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	—	305

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spear Education, LLC+	LLC interest	N/A	N/A	N/A	—	$7	—%	$35
Spear Education, LLC+	LLC units	N/A	N/A	N/A	1	1	—	37
						2,708	0.1	2,529
Electronic Equipment, Instruments & Components
Electrical Source Holdings, LLC+	LP interest	N/A	N/A	N/A	—	—	—	77
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	106
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	185
Inventus Power, Inc.+	LP interest	N/A	N/A	N/A	—	20	—	50
Inventus Power, Inc.+	Common Stock	N/A	N/A	N/A	—	—	—	—
						480	—	418

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	0.1%	$718
Cafe Rio Holding, Inc.+	Common Stock	N/A	N/A	N/A	5	603	—	758
Feeders Supply Company, LLC+(21)	Preferred stock	N/A	N/A	N/A	4	401	—	592
Feeders Supply Company, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	181
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC+	Common Stock	N/A	N/A	N/A	168	770	0.1	1,738
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	155
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	28
Wetzel's Pretzels, LLC+	Common Stock	N/A	N/A	N/A	—	416	—	884
Wood Fired Holding Corp.+	LLC units	N/A	N/A	N/A	437	444	—	593
Wood Fired Holding Corp.+	Common Stock	N/A	N/A	N/A	437	—	0.1	1,675
						4,020	0.3	7,593
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	114
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	5
Borrower R365 Holdings, LLC+	Common Stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	2
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	—	484
Kodiak Cakes, LLC+	Common Stock	N/A	N/A	N/A	—	281	—	148
Kodiak Cakes, LLC+	LLC units	N/A	N/A	N/A	191	191	—	175
Louisiana Fish Fry Products, Ltd.+	Common Stock	N/A	N/A	N/A	—	483	—	251
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	N/A	—	13	—	13
P&P Food Safety Holdings, Inc.+	Common Stock	N/A	N/A	N/A	4	356	—	208
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	946	0.2	4,657
						2,456	0.2	6,059
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	77	—	101
Blue River Pet Care, LLC+	Common Stock	N/A	N/A	N/A	—	76	—	165
CCSL Holdings, LLC+	LP interest	N/A	N/A	N/A	—	336	—	254
CMI Parent Inc.+(21)	Common Stock	N/A	N/A	N/A	—	132	—	172
CMI Parent Inc.+	Common Stock	N/A	N/A	N/A	3	3	—	279
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	16
Joerns Healthcare, LLC*+	Common Stock	N/A	N/A	N/A	432	4,329	—	—
						5,222	—	987

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	N/A	2	$1,099	—%	$386
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	N/A	1,632	2,235	0.2	3,719
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	N/A	889	1,023	0.1	2,176
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	1,119	0.1	1,402
ADCS Clinics Intermediate Holdings, LLC+	Common Stock	N/A	N/A	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A	N/A	129	132	—	154
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A	N/A	429	327	0.1	1,252
DCA Investment Holding, LLC	LLC interest	N/A	N/A	N/A	13,890	1,025	0.1	1,809
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	0.1	905
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	648	—	841
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	—	61	—	64
Emerge Intermediate, Inc.+	LLC units	N/A	N/A	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A	N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A	N/A	26	52	—	—
Encorevet Group LLC+	Common Stock	N/A	N/A	N/A	—	15	—	21
Encorevet Group LLC+	LLC units	N/A	N/A	N/A	—	11	—	13
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	262	—	—
Eyecare Services Partners Holdings LLC+	LLC units	N/A	N/A	N/A	—	1	—	—
Krueger-Gilbert Health Physics, LLC+	Common Stock	N/A	N/A	N/A	177	199	—	241
Midwest Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	1	1,019	—	1,156
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	6	—	—	459
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A	N/A	—	29	—	39
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A	N/A	412	335	—	526
NDX Parent, LLC+	Common Stock	N/A	N/A	N/A	—	272	—	91
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	304	—	265
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A	N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	—	528	—	739
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A	N/A	4	74	—	781
Radiology Partners, Inc.+	LLC units	N/A	N/A	N/A	11	68	—	67
Radiology Partners, Inc.+	LLC interest	N/A	N/A	N/A	43	55	—	266
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	—	249	—	222
Sage Dental Management, LLC+	LLC units	N/A	N/A	N/A	3	3	—	—
SSH Corporation+	Common Stock	N/A	N/A	N/A	—	40	—	213
Suveto Buyer, LLC+	Common Stock	N/A	N/A	N/A	6	562	—	327
						12,481	0.7	18,134

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A	N/A	N/A	154	$193	—%	$208
HSI Halo Acquisition, Inc.+	LP interest	N/A	N/A	N/A	—	288	—	389
HSI Halo Acquisition, Inc.+	LP interest	N/A	N/A	N/A	—	—	—	45
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	12	11,807	0.5	12,515
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	2,734	0.2	4,015
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,427	0.1	1,661
Symplr Software, Inc.+	Preferred stock	N/A	N/A	N/A	1	880	0.1	971
Symplr Software, Inc.+	LLC units	N/A	N/A	N/A	—	161	—	159
Symplr Software, Inc.+	Common Stock	N/A	N/A	N/A	177	—	—	739
Tebra Technologies, Inc.+	Warrant	N/A	N/A	N/A	169	871	—	686
Tebra Technologies, Inc.+	Warrant	N/A	N/A	N/A	53	162	—	162
Tebra Technologies, Inc.+	LLC interest	N/A	N/A	N/A	348	2,824	0.1	2,958
Tebra Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	1	8	—	12
						21,355	1.0	24,520
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP interest	N/A	N/A	N/A	206	206	—	285
Harri US LLC+	LLC units	N/A	N/A	N/A	83	658	—	658
Harri US LLC+	Preferred stock	N/A	N/A	N/A	71	455	—	512
Harri US LLC+	Warrant	N/A	N/A	N/A	18	106	—	129
LMP TR Holdings, LLC(21)	LLC units	N/A	N/A	N/A	712	712	0.1	2,956
SSRG Holdings, LLC+	LP interest	N/A	N/A	N/A	6	61	—	80
Tropical Smoothie Cafe Holdings, LLC+(21)	LP interest	N/A	N/A	N/A	5	246	0.1	945
						2,444	0.2	5,565

Household Durables
Groundworks LLC+	LLC interest	N/A	N/A	N/A	—	155	—	442

Insurance
Majesco+	LP interest	N/A	N/A	N/A	—	307	—	364
Majesco+	LP interest	N/A	N/A	N/A	69	—	—	43
						307	—	407

Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	17	17,025	0.7	17,564
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	10	10,219	0.4	10,542
Revalize, Inc.+	Preferred stock	N/A	N/A	N/A	1	1,104	—	1,096
						28,348	1.1	29,202

IT Services
Appriss Health Intermediate Holdings, Inc+	Preferred stock	N/A	N/A	N/A	2	1,994	0.1	2,172
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	587	462	0.2	4,684
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	154	423	0.1	1,228
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A	N/A	35	291	—	285
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A	N/A	202	159	0.1	1,481
Critical Start, Inc.+	Common Stock	N/A	N/A	N/A	225	225	—	225
Episerver, Inc.+	Common Stock	N/A	N/A	N/A	75	807	—	655
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A	N/A	192	1,103	—	1,171
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation+	LLC units	N/A	N/A	N/A	9	$18	—%	$20
PCS Intermediate II Holdings, LLC+	LLC interest	N/A	N/A	N/A	37	367	—	504
Red Dawn SEI Buyer, Inc.+	LP interest	N/A	N/A	N/A	13	13	—	19
Saturn Borrower Inc.+	LP units	N/A	N/A	N/A	346	346	—	109
						6,208	0.5	12,553
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A	N/A	749	210	0.1	1,715
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	67	117	—	192
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	46	80	—	131
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	38	65	—	108
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	33	58	—	95
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	15	24	—	40
WBZ Investment LLC+	LLC interest	N/A	N/A	N/A	2	2	—	4
						556	0.1	2,285
Life Sciences Tools & Services
PAS Parent Inc.+	LP interest	N/A	N/A	N/A	9	933	—	781
Reaction Biology Corporation+	LLC units	N/A	N/A	N/A	—	265	—	267
						1,198	—	1,048
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A	N/A	3	1,632	—	1,004
W3 Co.+	Preferred stock	N/A	N/A	N/A	—	224	—	188
						1,856	—	1,192
Paper and Forest Products
Messenger, LLC+	LLC units	N/A	N/A	N/A	3	312	—	280
Messenger, LLC+	LLC units	N/A	N/A	N/A	—	—	—	—
						312	—	280
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A	N/A	502	502	0.1	943
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	8	7,679	0.4	8,840
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A	N/A	—	168	—	154
Cobalt Buyer Sub, Inc.+	Common Stock	N/A	N/A	N/A	2	2	—	—
						8,351	0.5	9,937

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A	N/A	N/A	—	$216	—%	$149
Enboarder, Inc.+(8)(11)	Preferred stock	N/A	N/A	N/A	56	573	—	620
Filevine, Inc.+	Preferred stock	N/A	N/A	N/A	221	1,401	0.1	1,479
Filevine, Inc.+	Warrant	N/A	N/A	N/A	33	49	—	153
Net Health Acquisition Corp.+	LP interest	N/A	N/A	N/A	13	1,509	0.1	1,719
Procure Acquireco, Inc.+	LP interest	N/A	N/A	N/A	—	486	—	516
						4,234	0.2	4,636
Real Estate Management & Development
Inhabit IQ Inc.+	Common Stock	N/A	N/A	N/A	62	434	—	472
SC Landco Parent, LLC+(8)	Common Stock	N/A	N/A	N/A	2	274	—	248
						708	—	720

Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A	N/A	N/A	408	447	—	532

Software
Accela, Inc.+	LLC interest	N/A	N/A	N/A	670	418	—	330
Anaplan, Inc.+	LP interest	N/A	N/A	N/A	385	385	—	385
Aras Corporation+	Preferred stock	N/A	N/A	N/A	1	1,000	0.1	1,165
Aras Corporation+	LP interest	N/A	N/A	N/A	306	306	—	247
Astute Holdings, Inc.+	LP interest	N/A	N/A	N/A	—	304	—	754
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A	N/A	N/A	26	256	—	278
Bayshore Intermediate #2, L.P.+	Common Stock	N/A	N/A	N/A	4,095	4,095	0.2	3,834
Calabrio, Inc.+	LP interest	N/A	N/A	N/A	1	769	—	875
Calabrio, Inc.+	LP interest	N/A	N/A	N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	149	1,663	0.1	1,905
Cloudbees, Inc.+	Warrant	N/A	N/A	N/A	131	247	0.1	1,342
Cloudbees, Inc.+	Preferred stock	N/A	N/A	N/A	71	466	0.1	877
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A	N/A	N/A	143	508	—	508
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	17	16,587	0.7	18,299
Diligent Corporation+	Preferred stock	N/A	N/A	N/A	415	913	0.1	2,088
FirstUp, Inc.+	Common Stock	N/A	N/A	N/A	221	541	—	361
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	26	25,344	1.1	27,141
GS Acquisitionco, Inc.+	Preferred stock	N/A	N/A	N/A	2	1,532	0.1	1,588
GS Acquisitionco, Inc.+	LP interest	N/A	N/A	N/A	1	170	—	1,038
GTY Technology Holdings, Inc.+	LP units	N/A	N/A	N/A	46	46	—	46
Impartner, Inc.+	Preferred stock	N/A	N/A	N/A	28	226	—	249
Kaseya Inc.+	Preferred stock	N/A	N/A	N/A	2	1,658	0.1	1,756
Kaseya Inc.+	LP interest	N/A	N/A	N/A	100	100	—	100
MetricStream, Inc.+	Warrant	N/A	N/A	N/A	168	263	—	147
Ministry Brands Holdings LLC+	LP interest	N/A	N/A	N/A	438	439	—	251
mParticle, Inc.+	Preferred stock	N/A	N/A	N/A	162	1,060	—	1,141
mParticle, Inc.+	Warrant	N/A	N/A	N/A	73	16	—	419
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A	N/A	N/A	4	9	—	19
Personify, Inc.+	LP interest	N/A	N/A	N/A	716	942	0.1	1,565
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	—	964	0.1	1,386

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Project Alpha Intermediate Holding, Inc.+	Common Stock	N/A	N/A	N/A	202	$329	—%	$188
Pyramid Healthcare Acquisition Corp.+	Common Stock	N/A	N/A	N/A	184	184	—	267
QAD, Inc.+	Preferred stock	N/A	N/A	N/A	—	125	—	120
QAD, Inc.+	Common Stock	N/A	N/A	N/A	9	0	—	0
RegEd Aquireco, LLC+	LP interest	N/A	N/A	N/A	—	331	—	66
RegEd Aquireco, LLC+	LP interest	N/A	N/A	N/A	3	21	—	0
Riskonnect Parent, LLC+	Preferred stock	N/A	N/A	N/A	18	18,055	0.7	17,791
Riskonnect Parent, LLC+	LP interest	N/A	N/A	N/A	857	859	—	825
Riskonnect Parent, LLC+	Preferred stock	N/A	N/A	N/A	—	323	—	340
SnapLogic, Inc.+	Preferred stock	N/A	N/A	N/A	278	695	0.1	1,392
SnapLogic, Inc.+	Warrant	N/A	N/A	N/A	106	75	—	361
Spartan Buyer Acquisition Co.+	Common Stock	N/A	N/A	N/A	1	623	—	747
Telesoft Holdings LLC+	LP interest	N/A	N/A	N/A	6	6	—	6
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A	N/A	N/A	—	62	—	62
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	973	—	577
Workforce Software, LLC+	Common Stock	N/A	N/A	N/A	—	36	—	38
						83,924	3.7	92,874

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	Preferred stock	N/A	N/A	N/A	9	$8,508	0.4%	$9,086
Ave Holdings III, Corp+	LP units	N/A	N/A	N/A	1	934	0.1	888
Batteries Plus Holding Corporation+	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,386
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	—	602
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	169
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	62
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,077
Pet Holdings ULC+(8)(12)	LP interest	N/A	N/A	N/A	677	450	0.1	1,732
Salon Lofts Group, LLC+	LP units	N/A	N/A	N/A	—	87	—	87
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,848
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	433
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,682
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	0.1	1,124
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,240
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A	N/A	—	37	—	39
						19,518	1.4	29,455

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	411

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A	N/A	20	239	—	511
Georgica Pine Clothiers, LLC+	Common Stock	N/A	N/A	N/A	—	—	—	1
MakerSights, Inc.+	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	183
						618	—	913

Total non-controlled/non-affiliate company equity investments						$221,151	10.1%	$267,113

Total non-controlled/non-affiliate company investments						$5,479,741	211.3%	$5,374,594

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(22)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%	(a)	9.37%		04/2024	$5,786	$5,791	0.2%	$5,786
Abita Brewing Co., L.L.C.+	Second lien	L +	8.00%	(b)	11.67%		04/2024	3,730	3,723	0.1	2,051
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%		N/A(6)		04/2024	—	—	—	—
								9,516	9,514	0.3	7,837
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	6,502	4,074	0.2	4,733
Sloan Company, Inc., The+	One stop	L +	8.50%	(b)	12.17%		07/2023	1,585	1,585	0.1	1,585
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	431	271	—	—
								8,518	5,930	0.3	6,318
Energy, Equipment & Services
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	3,720	3,623	0.1	1,487
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	1,107	1,077	—	253
								4,827	4,700	0.1	1,740
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior secured	L +	8.00%	(b)	11.60%		12/2024	12,830	12,638	0.4	10,905
Rubio's Restaurants, Inc.+(5)	Senior secured	L +	8.00%		N/A(6)		12/2024	—	(11)	—	(208)
								12,830	12,627	0.4	10,697
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	11,770	11,799	0.4	11,182
Elite Dental Partners LLC+	One stop	SF +	12.00%	(l)	15.55%	PIK	06/2023	2,991	2,991	0.1	2,961
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	1,269	1,269	—	1,269
								16,030	16,059	0.5	15,412
Software
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	6,454	6,397	0.2	4,583
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	539	535	—	382
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	40	40	—	30
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	10.79%		10/2024	2	2	—	(16)
								7,035	6,974	0.2	4,979

Total non-controlled/affiliate company debt investments								$58,756	$55,804	1.8%	$46,983

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	—%	$234

Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common Stock	N/A	N/A	N/A	—	41	—	—

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,059
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	886	182	—	250
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	536	110	—	151
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	6	—	11
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	52	3	—	6
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common Stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	2,477

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.2	4,042
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	—	1,235
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						4,152	0.2	5,277
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	98,370	2,321	0.1	2,231
Switchfly LLC+	LLC units	N/A	N/A	N/A	950	950	—	487
						3,271	0.1	2,718

Total non-controlled/affiliate company equity investments						$10,041	0.4%	$10,706

Total non-controlled/affiliate company investments						$65,845	2.2%	$57,689

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Controlled affiliate company investments(23)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	N/A	10.00%	PIK	08/2023	$30,277	$19,550	0.4%	$10,596
MMan Acquisition Co.+	One stop	N/A	8.00%	PIK	08/2023	1,588	1,588	0.1	1,524
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	255	255	—	255
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
Total controlled affiliate company debt investments						$33,818	$23,091	0.5%	$14,073

Equity Investments (19)(20)
IT Services
MMan Acquisition Co.+	Common Stock	N/A	N/A		N/A	—	$927	—%	$—

Total controlled affiliate company equity investments							$927	—%	$—

Total controlled affiliate company investments							$24,018	0.5%	$14,073

Total investments							$5,569,604	214.0%	$5,446,356

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.8%	(24)			$37,208	1.5%	$37,208
Total money market funds							$37,208	1.5%	$37,208
Total Investments and Money Market Funds							$5,606,812	215.5%	$5,483,564

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to SOFR, EURIBOR, Prime, Canadian Prime (“CP”), SONIA, AUD, CDOR or LIBOR denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 3.14% as of September 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 3.75% as of September 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 4.23% as of September 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 6.25% as of September 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was 1.17% as of September 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 1.81% as of September 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the Three Month AUD, which was 3.11% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 4.20% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 2.98% as of September 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR which was 3.04% as of September 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR which was 3.59% as of September 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR which was 3.99% as of September 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the Canadian Prime, which was 5.45% as of September 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022.
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
(6)The entire commitment was unfunded as of September 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 11.6% of the Company's total assets calculated in accordance with the 1940 Act.
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
(15)The headquarters of this portfolio company is located in Israel.
(16)The headquarters of this portfolio company is located in Finland.
(17)The headquarters of this portfolio company is located in Sweden.
(18)The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22)Transactions related to investments in non-controlled affiliates for the year ended September 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2022	Interest, dividend and fee income
Abita Brewing Co. LLC	$10,050	$413	$(212)	$(2,180)	$—	$8,071	$823
Benetech, Inc.	2,399	2,821	(2,512)	(968)	—	1,740	227
Elite Dental Partners LLC	16,952	4,151	(60)	(354)	—	20,689	1,313
Paradigm DKD Group, LLC	2,627	357	(3,605)	(571)	1,192	—	2,026
Rubio's Restaurants, Inc	17,559	4	(44)	(4,345)	—	13,174	1,379
Sloan Company, Inc.	5,162	1,520	(648)	284	—	6,318	127
Switchfly LLC	6,168	1,321	—	208	—	7,697	603
Uinta Brewing Company	462	22	(498)	1,040	(1,026)	—	6
Total Non-Controlled Affiliates	$61,379	$10,609	$(7,579)	$(6,886)	$166	$57,689	$6,504

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

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(23)Transactions related to investments in controlled affiliates for the year ended September 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized gain (loss)	Net realized gain (loss)	Fair value as of September 30, 2022	Interest, dividend and fee income
MMan Acquisition Co.	$18,237	$4,956	$(2,996)	$(6,124)	$—	$14,073	$102
Total Controlled Affiliates	$18,237	$4,956	$(2,996)	$(6,124)	$—	$14,073	$102

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(24)The rate shown is the annualized seven-day yield as of September 30, 2022.

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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Third Amended and Restated Investment Advisory Agreement dated as of September 16, 2019 (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”); Golub Capital BDC CLO III LLC (“2018 Issuer”); Golub Capital BDC Holdings, LLC (“BDC Holdings”); GCIC Holdings LLC (“GCIC Holdings”); GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”); GCIC CLO II LLC (“GCIC 2018 Issuer”); GCIC Funding LLC (“GCIC Funding”); GBDC Holdings Coinvest, Inc.; GBDC Holdings ED Coinvest, Inc.; GCIC North Haven Stack Buyer Coinvest, Inc.; GCIC Quick Quack Coinvest LLC; GBDC Quick Quack Coinvest LLC; prior to March 23, 2022, the date of each of the following entity’s dissolution, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”), Senior Loan Fund LLC and Senior Loan Fund II LLC; prior to its dissolution on September 16, 2022, Golub Capital BDC Funding II LLC (“Funding II”); and prior to September 27, 2022, the date of each of the following entity’s dissolution, GCIC Funding II LLC (“GCIC Funding II”), Golub Capital BDC Funding LLC (“Funding”) and GC SBIC VI, L.P. (“SBIC VI”).

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

Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2023, interest income included $4,660 and $15,351, respectively, of accretion of discounts. For the three and nine months ended June 30, 2022, interest income included $4,822 and $16,605, respectively, of accretion of discounts. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $2,663 and $14,049, respectively. For the three and nine months ended June 30, 2022, the Company received loan origination fees of $6,857 and $22,958, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2023, interest income included $9,587 and $27,270, respectively, of PIK interest and the Company capitalized PIK interest of $10,405 and $27,660, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2022, interest income included $5,382 and $14,325, respectively, of PIK interest and the Company capitalized PIK interest of $6,095 and $14,692, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended June 30, 2023, there was no fee income from non-recurring prepayments premiums. For the nine months ended June 30, 2023, fee income included $79 from non-recurring prepayment premiums.All other income is recorded into income when earned. For the three and nine months ended June 30, 2022, fee income included $721 and $1,516, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $139,293 and $380,046, respectively. For the three and nine months ended June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $90,876 and $252,899, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $3,723 and $10,767, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the three and nine months ended June 30, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.
Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the three and nine months ended June 30, 2023, the Company recorded dividend income received in cash of $334 and $1,329, respectively, and return of capital cash distributions of $212 and $295, respectively. For the three and nine months ended June 30, 2022, the Company recorded dividend income received in cash of $52 and $372, respectively, and return of capital cash distributions of $420 and $1,146, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $80,362 and $65,125 as of June 30, 2023 and September 30, 2022, respectively.

Purchase accounting: On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “Merger”). The Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and nine months ended June 30, 2023 was $1,570 and $5,357, respectively. Amortization expense of purchase premium for the three and nine months ended June 30, 2022 was $3,036 and $13,071, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, $2,432 was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023. The Company's tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board reapproved the Program in August 2022 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150 million of the Company's common stock. Refer to Note 12 for more information on the share repurchases under the Program.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three and nine months ended June 30, 2023 and 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $17,217 and $17,211, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023 was $1,937 and $5,362, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2022 was $1,798 and $5,241, respectively.

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

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

The Investment Adviser serves as collateral manager under the 2018 Collateral Management Agreement (as defined in Note 7) and the GCIC 2018 Collateral Management Agreement (as defined in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.

During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $52,641 rather than $54,545 for the nine months ended June 30, 2022. There was no base management fee irrevocably waived by the Investment Adviser during the nine months ended June 30, 2023.

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

For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $18,857 and $52,844, respectively. For the three and nine months ended June 30, 2022, the Income Incentive Fee incurred was $718 and $3,647, respectively.

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
The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the 1.375% base management fee annual rate.
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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred debt issuance costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. For the three months ended June 30, 2022, the Company had a reversal of the capital gain incentive fee accrual under GAAP of $4,814 and no capital gain incentive fee accrual under GAAP for the nine months ended June 30, 2022. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both June 30, 2023 and September 30, 2022, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $2,048 and $1,976 as of June 30, 2023 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $3,976 and $7,192, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2022 were $857 and $5,245, respectively.

As of June 30, 2023 and September 30, 2022, included in accounts payable and other liabilities were $969 and $2,049, respectively, for expenses paid on behalf of the Company by the Administrator.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2023 and September 30, 2022 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 4. Investments

Investments as of June 30, 2023 and September 30, 2022 consisted of the following:

	As of June 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$500,907	$505,598	$488,475	$519,188	$518,216	$472,873
One stop	4,865,033	4,807,677	4,719,262	4,801,600	4,786,118	4,668,609
Second lien	28,579	29,422	25,437	25,801	29,337	23,240
Subordinated debt	8,580	7,698	7,672	3,869	3,814	3,815
Equity	N/A	255,126	284,163	N/A	232,119	277,819
Total	$5,403,099	$5,605,521	$5,525,009	$5,350,458	$5,569,604	$5,446,356

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

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$923,911	16.5%	$872,311	15.7%
Midwest	1,049,621	18.7	1,043,468	18.7
West	943,016	16.8	985,463	17.7
Southeast	1,091,506	19.5	1,084,332	19.5
Southwest	502,411	9.0	461,627	8.3
Northeast	454,308	8.1	491,675	8.8
Canada	166,500	3.0	212,701	3.8
United Kingdom	296,980	5.3	263,815	4.7
Australia	17,082	0.3	17,177	0.3
Luxembourg	28,308	0.5	25,476	0.5
Netherlands	80,063	1.4	61,319	1.1
Finland	30,438	0.5	30,386	0.5
Sweden	17,723	0.3	16,213	0.3
Israel	508	0.0 *	508	0.0 *
Denmark	3,146	0.1	3,133	0.1
Total	$5,605,521	100.0%	$5,569,604	100.0%

Fair Value:
United States
Mid-Atlantic	$920,047	16.7%	$843,796	15.5%
Midwest	1,031,068	18.7	1,024,529	18.8
West	929,423	16.8	980,751	18.0
Southeast	1,087,014	19.7	1,082,651	20.0
Southwest	500,126	9.0	459,971	8.4
Northeast	440,997	8.0	479,291	8.8
Canada	161,262	2.9	207,537	3.8
United Kingdom	283,054	5.1	225,308	4.1
Australia	16,371	0.3	16,248	0.3
Luxembourg	27,404	0.5	23,978	0.4
Netherlands	72,484	1.3	53,140	1.0
Finland	33,187	0.6	29,813	0.5
Sweden	18,796	0.3	15,709	0.3
Israel	563	0.0 *	508	0.0 *
Denmark	3,213	0.1	3,126	0.1
Total	$5,525,009	100.0%	$5,446,356	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2023 and September 30, 2022 were as follows:

	As of June 30, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$24,890	0.4%		$65,825	1.2%
Airlines	957	0.0	*	961	0.0	*
Auto Components	41,133	0.7		41,487	0.7
Automobiles	272,289	4.9		262,821	4.7
Beverages	52,899	0.9		59,650	1.1
Biotechnology	1,769	0.0	*	1,769	0.0	*
Building Products	18,020	0.3		17,764	0.3
Chemicals	87,659	1.6		87,657	1.6
Commercial Services and Supplies	151,536	2.7		137,435	2.5
Communications Equipment	11,439	0.2		11,414	0.2
Containers and Packaging	46,129	0.8		44,094	0.8
Distributors	—	—		5,942	0.1
Diversified Consumer Services	269,598	4.8		241,453	4.3
Diversified Financial Services	39,378	0.7		27,160	0.5
Diversified Telecommunication Services	1,603	0.0	*	1,609	0.0	*
Electronic Equipment, Instruments and Components	24,418	0.5		137,087	2.5
Energy Equipment and Services	4,763	0.1		4,700	0.1
Food and Staples Retailing	61,129	1.1		83,134	1.5
Food Products	155,153	2.8		135,841	2.4
Healthcare Equipment and Supplies	218,454	3.9		141,925	2.5
Healthcare Providers and Services	136,712	2.4		492,321	8.8
Health Care Technology	462,710	8.3		197,946	3.6
Hotels, Restaurants and Leisure	127,278	2.3		132,351	2.4
Household Durables	6,353	0.1		8,897	0.2
Household Products	5,425	0.1		5,473	0.1
Industrial Conglomerates	38,705	0.7		31,560	0.6
Insurance	236,732	4.2		232,074	4.2
Internet and Catalog Retail	67,834	1.2		61,193	1.1
IT Services	267,119	4.8		264,343	4.8
Leisure Products	11,562	0.2		11,797	0.2
Life Sciences Tools & Services	72,165	1.3		50,125	0.9
Machinery	34,534	0.6		34,594	0.6
Marine	19,524	0.3		18,813	0.3
Media	6,362	0.1		6,396	0.1
Multiline Retail	45,107	0.8		45,090	0.8
Oil, Gas and Consumable Fuels	116,723	2.1		92,234	1.7
Paper and Forest Products	10,529	0.2		10,579	0.2
Personal Products	36,574	0.7		36,654	0.7
Pharmaceuticals	167,879	3.0		154,608	2.8
Professional Services	126,852	2.3		116,650	2.1
Real Estate Management and Development	131,575	2.3		123,697	2.2
Road and Rail	38,633	0.7		35,801	0.6
Software	1,524,528	27.2		1,410,563	25.3
Specialty Retail	305,592	5.5		365,734	6.6
Technology Hardware, Storage and Peripherals	23,466	0.4		23,269	0.4
Textiles, Apparel and Luxury Goods	44,946	0.8		44,882	0.8
Trading Companies and Distributors	38,468	0.7		34,410	0.6
Water Utilities	18,418	0.3		17,822	0.3
Total	$5,605,521	100.0%		$5,569,604	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$25,694	0.5%		$64,365	1.2%
Airlines	919	0.0	*	926	0.0	*
Auto Components	39,429	0.7		41,026	0.8
Automobiles	267,086	4.8		260,506	4.8
Beverages	49,380	0.9		57,804	1.1
Biotechnology	1,319	0.0	*	1,536	0.0	*
Building Products	17,949	0.3		17,770	0.3
Chemicals	79,002	1.5		79,461	1.5
Commercial Services and Supplies	152,249	2.8		135,584	2.5
Communications Equipment	11,393	0.2		11,162	0.2
Containers and Packaging	45,376	0.8		44,198	0.8
Distributors	—	—		5,941	0.1
Diversified Consumer Services	267,702	4.8		236,896	4.3
Diversified Financial Services	39,185	0.7		26,928	0.5
Diversified Telecommunication Services	1,616	0.0	*	1,628	0.0	*
Electronic Equipment, Instruments and Components	25,071	0.5		138,011	2.5
Energy Equipment and Services	1,411	0.0	*	1,740	0.0	*
Food and Staples Retailing	57,524	1.1		84,744	1.6
Food Products	157,433	2.8		136,802	2.5
Healthcare Equipment and Supplies	133,982	2.4		131,962	2.4
Healthcare Providers and Services	446,715	8.1		444,736	8.2
Health Care Technology	220,301	4.0		200,658	3.7
Hotels, Restaurants and Leisure	129,032	2.4		134,159	2.5
Household Durables	6,559	0.1		9,275	0.2
Household Products	5,119	0.1		5,265	0.1
Industrial Conglomerates	38,638	0.7		30,407	0.6
Insurance	234,707	4.2		226,158	4.2
Internet and Catalog Retail	66,656	1.2		61,299	1.1
IT Services	256,824	4.6		249,240	4.6
Leisure Products	13,256	0.3		13,478	0.2
Life Sciences Tools & Services	72,135	1.3		49,478	0.9
Machinery	35,334	0.7		31,750	0.6
Marine	19,093	0.4		18,399	0.3
Media	6,194	0.1		6,503	0.1
Multiline Retail	45,138	0.8		45,138	0.8
Oil, Gas and Consumable Fuels	117,248	2.1		90,054	1.7
Paper and Forest Products	10,050	0.2		10,640	0.2
Personal Products	33,526	0.6		33,869	0.6
Pharmaceuticals	162,022	2.9		150,263	2.8
Professional Services	127,432	2.3		116,622	2.1
Real Estate Management and Development	129,500	2.4		119,120	2.2
Road and Rail	38,408	0.7		35,742	0.7
Software	1,514,901	27.4		1,401,424	25.7
Specialty Retail	300,438	5.4		367,521	6.7
Technology Hardware, Storage and Peripherals	23,354	0.4		22,852	0.4
Textiles, Apparel and Luxury Goods	43,988	0.8		42,302	0.8
Trading Companies and Distributors	37,218	0.7		33,597	0.6
Water Utilities	17,503	0.3		17,417	0.3
Total	$5,525,009	100.0%		$5,446,356	100.0%
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

The outstanding forward currency contracts as of June 30, 2023 and September 30, 2022 were as follows:

As of June 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	$—	$(67)
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	381	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	609	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	2,579	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	565	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	2,222	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,490	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,541	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	79	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(392)
						$10,466	$(459)

As of September 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$1,226	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	572	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	408	—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	2,778	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	1,287	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	1,459	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	372	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	1,267	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,399	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	6,285	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	1,156	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	5,265	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	4,637	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	3,538	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	236	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	448	—
						$32,333	$—

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2023 and September 30, 2022.

As of June 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$10,466	$(459)	$10,007	$—	$10,007

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$32,333	$—	$32,333	$—	$32,333

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and nine months ended June 30, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Foreign exchange	$2,021	$1,080	$3,192	$1,080

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Foreign exchange	$(5,431)	$11,922	$(22,326)	$14,059

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Forward currency contracts	$204,449	$247,950	$233,538	$252,884

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. All investments as of September 30, 2022 were valued using Level 3 inputs. As of June 30, 2023 and September 30, 2022, all money market funds included in cash, cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and September 30, 2022:

As of June 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,240,846	$5,240,846
Equity investments(1)	109	—	284,054	284,163
Money market funds(1)(2)	63,929	—	—	63,929
Forward currency contracts	—	10,466	—	10,466
Total assets, at fair value:	$64,038	$10,466	$5,524,900	$5,599,404
Liabilities, at fair value:
Forward currency contracts	$—	$(459)	$—	$(459)
Total liabilities, at fair value:	$—	$(459)	$—	$(459)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,168,537	$5,168,537
Equity investments(1)	—	—	277,819	277,819
Money market funds(1)(2)	37,208	—	—	37,208
Forward currency contracts	—	32,333	—	32,333
Total assets, at fair value:	$37,208	$32,333	$5,446,356	$5,515,897

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $9,785 and ($293), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($63,019) and ($35,920), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2023 and 2022:

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	11,678	(16,761)	(5,083)
Net translation of investments in foreign currencies	47,721	103	47,824
Realized gain (loss) on investments	(48,084)	1,529	(46,555)
Realized gain (loss) on translation of investments in foreign currencies	(1,402)	—	(1,402)
Fundings of (proceeds from) revolving loans, net	2,449	—	2,449
Fundings of investments	556,489	27,244	583,733
PIK interest and non-cash dividends	27,660	10,767	38,427
Proceeds from principal payments and sales of portfolio investments	(534,196)	(16,647)	(550,843)
Accretion of discounts and amortization of premiums	9,994	—	9,994
Fair value, end of period	$5,240,846	$284,054	$5,524,900

	For the nine months ended June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	(7,064)	(801)	(7,865)
Net translation of investments in foreign currencies	(33,801)	(61)	(33,862)
Realized gain (loss) on investments	(853)	16,625	15,772
Realized gain (loss) on translation of investments in foreign currencies	676	—	676
Funding of (proceeds from) revolving loans, net	2,865	—	2,865
Fundings of investments	1,567,934	110,516	1,678,450
PIK interest	14,692	—	14,692
Proceeds from principal payments and sales of portfolio investments	(922,865)	(32,319)	(955,184)
Accretion of discounts and amortization of premiums	3,534	—	3,534
Fair value, end of period	$5,334,266	$279,190	$5,613,456

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and September 30, 2022.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$488,475	Market rate approach	Market interest rate	7.8% - 19.8% (10.0%)
		Market comparable companies	EBITDA multiples	4.6x - 26.0x (15.1x)
One stop loans(3)(4)	$4,719,262	Market rate approach	Market interest rate	6.8% - 22.0% (10.5%)
		Market comparable companies	EBITDA multiples	4.0x - 33.0x (16.3x)
			Revenue multiples	1.6x - 20.0x (7.6x)
Subordinated debt and second lien loans	$33,109	Market rate approach	Market interest rate	12.3% - 22.8% (13.7%)
		Market comparable companies	EBITDA multiples	6.7x - 22.0x (18.9x)
Equity(5)	$284,054	Market comparable companies	EBITDA multiples	4.6x - 35.0x (16.7x)
			Revenue multiples	2.5x - 20.0x (9.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$43,603 of loans at fair value were valued using the market comparable companies approach only.
(3) $92,707 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,947,861 and $771,401 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $245,430 and $38,624 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$472,873	Market rate approach	Market interest rate	6.8% - 20.0% (9.6%)
		Market comparable companies	EBITDA multiples	6.5x - 26.2x (14.7x)
	—	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,668,609	Market rate approach	Market interest rate	7.0% - 17.3% (9.6%)
		Market comparable companies	EBITDA multiples	4.5x - 37.3x (16.4x)
			Revenue multiples	2.0x - 22.0x (8.3x)
Subordinated debt and second lien loans(5)	$27,055	Market rate approach	Market interest rate	9.8% - 13.8% (12.2%)
		Market comparable companies	EBITDA multiples	6.5x - 23.0x (21.0x)
Equity(5)	$277,819	Market comparable companies	EBITDA multiples	4.5x - 38.0x (18.0x)
			Revenue multiples	2.0x - 24.4x (12.6x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$25,661 of loans at fair value were valued using the market comparable companies approach only.
(3)$60,948 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $4,009,492 and $659,117 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $237,257 and $40,562 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of June 30, 2023 and September 30, 2022.

	As of June 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,168,906	$3,010,662	$3,093,603	$2,902,210

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of June 30, 2023, the Company’s asset coverage for borrowed amounts was 178.7%.

2018 Debt Securitization: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bear interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bear interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bear interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bear interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bear interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes.

Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. For each of the three and nine months ended June 30, 2023, the Company had repayments on the 2018 Notes of $4,820. For each of the three and nine months ended June 30, 2022, the Company had no repayments on the 2018 Notes. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2023 and September 30, 2022, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of June 30, 2023 and September 30, 2022, there were 67 and 74 portfolio companies, respectively, with a total fair value of $564,291 and $568,310, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2023 based on the last annualized interest rate reset was 5.3%. On June 30, 2023, the Company entered into a supplemental indenture to amend the 2018 Debt Securitization to replace LIBOR as an interest rate benchmark for the 2018 Notes with three-month term SOFR plus 0.26161%, effective as of the start of the first interest accrual period commencing after June 30, 2023.

For the three and nine months ended June 30, 2023 and 2022 the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$6,947	$2,612	$19,207	$6,362
Amortization of debt issuance costs	9	105	152	315
Total interest and other debt financing expenses	$6,956	$2,717	$19,359	$6,677
Cash paid for interest expense	$6,577	$1,930	$17,246	$5,624
Annualized average stated interest rate	6.9%	2.6%	6.3%	2.1%
Average outstanding balance	$404,387	$408,200	$406,929	$408,200

As of June 30, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$322,180	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the June 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2023 and September 30, 2022, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. For each of the three and nine months ended June 30, 2023, the Company had repayments on the GCIC 2018 Notes of $8,628.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For each of the three and nine months ended June 30, 2022, the Company had no repayments on the GCIC 2018 Notes. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of June 30, 2023 and September 30, 2022, there were 89 and 91 portfolio companies, respectively, with a total fair value of $860,115 and $885,171, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2023 based on the last interest rate reset was 5.3%. On June 30, 2023, the Company entered into a supplemental indenture to amend the GCIC 2018 Debt Securitization to replace LIBOR as an interest rate benchmark for the GCIC 2018 Notes with three-month term SOFR plus 0.26161%, effective as of the start of the first interest accrual period commencing after June 30, 2023.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$8,670	$3,326	$24,068	$8,144
Accretion of discounts on notes issued	—	446	544	1,338
Amortization of debt issuance costs	—	17	21	51
Total interest and other debt financing expenses	$8,670	$3,789	$24,633	$9,533
Cash paid for interest expense	$8,261	$2,477	$21,681	$7,216
Annualized average stated interest rate	6.4%	2.4%	5.9%	2.0%
Average outstanding balance	$539,674	$546,500	$544,225	$546,500

As of June 30, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$481,372	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	2.50%	LIBOR + 2.25%

The Investment Adviser serves as the collateral manager to the 2018 Issuer and GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2018 Issuer and the GCIC 2018 Issuer for rendering such collateral management services.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As part of the 2018 Debt Securitization and GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer or the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of June 30, 2023, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

MS Credit Facility II: On February 1, 2019, Funding II entered into a credit facility (as amended, the “MS Credit Facility II”) with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 16, 2022, all amounts outstanding under the MS Credit Facility II were repaid, following which the agreements governing the MS Credit Facility II were terminated. Prior to its termination, the MS Credit Facility II had a borrowing capacity of $75,000 and bore interest at the applicable base rate plus 2.05%. The base rate under the MS Credit Facility II was (i) one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) one-month EURIBOR with respect to any advances denominated in euros, and (iii) one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II was April 12, 2026. The MS Credit Facility II was subject to a non-usage fee of 0.50% per annum.
The MS Credit Facility II was secured by all of the assets held by Funding II. Both the Company and Funding II made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings under the MS Credit Facility II were subject to the leverage restrictions contained in the 1940 Act.
As of both June 30, 2023 and September 30, 2022, the Company did not have any outstanding debt under the MS Credit Facility II.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$—	$232	$—	$236
Facility fees	—	256	—	444
Amortization of debt issuance costs	—	53	—	159
Total interest and other debt financing expenses	$—	$541	$—	$839
Cash paid for interest expense and facility fees	$—	$295	$—	$591
Annualized average stated interest rate	N/A	3.3%	N/A	3.3%
Average outstanding balance	$—	$28,539	$—	$9,513

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of June 30, 2023, allowed the Company to borrow up to $1,487,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on March 17, 2023, the Company amended the JPM Credit Facility, to, among other things, extend the maturity date to March 17, 2028, decrease the adjustment to term SOFR for loans using such rate to 0.10% and increase the accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $512,500 of additional commitments.

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
Borrowings under the JPM Credit Facility bear interest at the applicable base rate plus a margin of either 1.75% or 1.875%, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) one-month EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Effective September 13, 2022, interest under the JPM Facility for loans denominated in LIBOR were converted to reference a benchmark rate of term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor). Effective March 17, 2023, the adjustment to term SOFR was reduced to 0.10%.
The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on March 17, 2028, with the exception of a $37,500 commitment from one non-extending lender that matures on February 11, 2026, and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.

As of June 30, 2023 and September 30, 2022, the Company had outstanding debt of $780,889 and $692,592, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$11,195	$4,347	$29,463	$7,822
Facility fees	1,005	529	2,145	1,855
Amortization of debt issuance costs	836	492	1,948	1,366
Total interest and other debt financing expenses	$13,036	$5,368	$33,556	$11,043
Cash paid for interest expense and facility fees	$11,704	$3,311	$31,491	$6,850
Annualized average stated interest rate	6.4%	2.6%	5.9%	2.3%
Average outstanding balance	$703,448	$663,088	$670,564	$460,080

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of both June 30, 2023 and September 30, 2022, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$4,219	$4,219	$12,657	$12,526
Accretion of discounts and amortization of premiums on notes issued	(345)	(345)	(1,035)	(978)
Amortization of debt issuance costs	495	486	1,485	1,437
Total interest and other debt financing expenses	$4,369	$4,360	$13,107	$12,985
Cash paid for interest expense	$8,438	$8,438	$16,876	$15,188
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$500,000	$500,000	$500,000	$494,872

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both June 30, 2023 and September 30, 2022, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$3,750	$3,750	$11,250	$11,083
Accretion of discounts on notes issued	132	132	397	386
Amortization of debt issuance costs	372	408	1,117	1,202
Total interest and other debt financing expenses	$4,254	$4,290	$12,764	$12,671
Cash paid for interest expense	$—	$—	$7,500	$6,819
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$591,209

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both June 30, 2023 and September 30, 2022, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

At any time or from time to time, the Company may redeem some or all of the 2027 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through January 15, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 25 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after January 15, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$1,794	$1,794	$5,382	$5,382
Accretion of discounts on notes issued	183	182	548	548
Amortization of debt issuance costs	225	237	639	711
Total interest and other debt financing expenses	$2,202	$2,213	$6,569	$6,641
Cash paid for interest expense	$—	$—	$3,587	$3,827
Average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of June 30, 2023 and September 30, 2022, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2023 was 4.4%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of both June 30, 2023 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—

For the three and nine months ended June 30, 2023, the average total debt outstanding was $3,097,509 and $3,071,718, respectively. For the three and nine months ended June 30, 2022, the average total debt outstanding was $3,096,327 and $2,860,373, respectively.

For the three months ended June 30, 2023 and 2022 the effective annualized average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 5.1% and 3.0%, respectively. For the nine months ended June 30, 2023 and 2022 the effective annualized average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.8% and 2.8%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$403,380	$—	$—	$—	$403,380
2018 GCIC Debt Securitization	537,872	—	—	—	537,872
JPM Credit Facility	780,889	—	37,500	743,389	—
2024 Notes(1)	501,096	501,096	—	—	—
2026 Notes(1)	598,327	—	—	598,327	—
2027 Notes(1)	347,342	—	—	347,342	—
Total borrowings	$3,168,906	$501,096	$37,500	$1,689,058	$941,252

(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2023, the Company had outstanding commitments to fund investments totaling $170,567, including $33,129 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $224,581, including $35,643 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of June 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$14.89	$15.19
Net increase in net assets as a result of issuance of DRIP shares	—	—	(2)
Net increase in net assets as a result of repurchases of shares	0.01	—
Distributions declared:
From net investment income	(0.99)	(0.90)
Net investment income	1.21	0.83
Net realized gain (loss) on investment transactions	(0.26)	0.10
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.03)	(0.08)
Net asset value at end of period	$14.83	$15.14
Per share market value at end of period	$13.50	$13.77
Total return based on market value(4)	17.00%	(12.90)%
Number of common shares outstanding	169,599,992	170,895,670

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income to average net assets*	10.89%	7.28%
Ratio of total expenses to average net assets*(5)	11.60%	6.51%
Ratio of management fee waiver to average net assets(6)	—%	(0.07)%
Ratio of incentive fees to average net assets(5)	2.09%	0.14%
Ratio of excise tax to average net assets(5)	0.10%	—%
Ratio of net expenses (without incentive fees) to average net assets*(5)(6)	9.51%	6.30%
Total return based on average net asset value(7)	6.22%	5.57%
Total return based on average net asset value - annualized(7)	8.32%	7.45%
Net assets at end of period	$2,515,918	$2,587,686
Average debt outstanding	$3,071,718	$2,860,373
Average debt outstanding per share	$18.11	$16.74
Portfolio turnover*	13.39%	24.15%
Asset coverage ratio(8)	178.74%	181.50%
Asset coverage ratio per unit(9)	$1,787	$1,815
Average market value per unit:(10)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
MS Credit Facility II	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	$965	$1,004
2026 Notes	$863	$936
2027 Notes	$830	$910
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year, unless otherwise noted.
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
(5)Incentive fees and excise taxes are not annualized in the calculation.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(6)For the nine months ended June 30, 2022, base management fee waiver is not annualized in the calculation.
(7)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(8)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
(9)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(10)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes and the 2027 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, and the 2027 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Earnings available to stockholders	$72,983	$15,406	$157,067	$145,357
Basic and diluted weighted average shares outstanding	169,980,131	170,895,670	170,570,633	170,600,061
Basic and diluted earnings per share	$0.43	$0.09	$0.92	$0.85

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the nine months ended June 30, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(1)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(2)
05/05/2023	06/02/2023	06/29/2023	$0.33	$44,518	—	$11,548	(3)
For the nine months ended June 30, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30	$37,358	29,928	$13,902	(4)(5)
05/06/2022	06/03/2022	06/29/2022	$0.30	$39,336	—	$11,933	(6)

(1)In accordance with the Company's DRIP, 689,422 shares of the Company's stock were purchased in the open market at an average price of $13.27 and were allocated to stockholders of the Company participating in DRIP.
(2)In accordance with the Company's DRIP, 959,844 shares of the Company's stock were purchased in the open market at an average price of $13.39 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company's DRIP, 854,808 shares of the Company's stock were purchased in the open market at an average price of $13.51 and were allocated to stockholders of the Company participating in DRIP.
(4)In accordance with the Company's DRIP, 882,358 shares of the Company's stock were purchased in the open market at an average price of
$15.24 and were allocated to stockholders of the Company participating in DRIP.
(5)In accordance with the Company’s DRIP, the Company issued 29,928 shares for proceeds totaling $457.
(6)In accordance with the Company's DRIP, 917,845 shares of the Company's stock were purchased in the open market at an average price of $13.00 and were allocated to stockholders of the Company participating in DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Common Stock Transactions

On August 5, 2022, the Board reapproved the Program to repurchase $150 million shares of the Company’s common stock. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2023, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of June 30, 2023, Wells Fargo Securities, LLC, as broker, repurchased 1,295,678 shares of the Company’s common stock pursuant to the Program for an aggregate purchase price of approximately $16,791. For the nine months ended June 30, 2023, since its inception, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353
April 1 - 30, 2023	56,130	13.03	731	139,622
May 1 - 31, 2023	188,210	12.95	2,438	137,184
June 1 - 30, 2023	299,794	13.26	3,975	133,209
Total	1,295,678	$12.96	$16,791	$133,209

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

On August 3, 2023, the Company’s Board declared a quarterly distribution of $0.37 per share, which is payable on September 29, 2023 to holders of record as of September 1, 2023, and a supplemental distribution of $0.04 per share, which is payable on September 15, 2023 to holders of record as of August 18, 2023.

On August 3, 2023, the Company’s Board approved, and the Company entered into, an amended and restated investment advisory agreement with the Investment Adviser, effective as of July 1, 2023, pursuant to which the base management fee rate is reduced from 1.375% to 1.0%.

On August 3, 2023, the Company’s Board authorized $150 million of share repurchases pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. The Program is implemented at the discretion of management.

As of August 7, 2023, Wells Fargo Securities, LLC, as broker, has repurchased 1,300,928 shares of the Company’s common stock pursuant to the Program for an aggregate purchase price of approximately $16,861 at an average price of $12.96 per share.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,”

“anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022, in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and in Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of April 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $80.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $80.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of June 30, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of June 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$488,475	8.8%	$472,873	8.7%
One stop	4,719,262	85.4	4,668,609	85.7
Second lien	25,437	0.6	23,240	0.4
Subordinated debt	7,672	0.1	3,815	0.1
Equity	284,163	5.1	277,819	5.1
Total	$5,525,009	100.0%	$5,446,356	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2023 and September 30, 2022, one stop loans included $771.4 million and $659.1 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2023 and September 30, 2022, we had debt and equity investments in 333 and 331 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	For the three months ended		For the nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average income yield (1)*	11.6%	11.1%	10.9%	7.1%
Weighted average investment income yield (2)*	11.9%	11.5%	11.3%	7.5%
Total return based on average net asset value (3)*	11.7%	9.4%	8.3%	7.5%
Total return based on market value (4)	2.0%	5.6%	17.0%	(12.9)%

*     Annualized for periods of less than one year
(1)Represents income from interest, fees, accrued payment-in-kind, or PIK, interest and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

Collateral management fees are paid directly by the 2018 Issuer and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of GCIC (as defined in the “GCIC Acquisition” section below), the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization and GCIC 2018 Debt Securitization and collectively the Debt Securitizations, as applicable.

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

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated.

Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the discontinued publication of LIBOR results in a decrease in our net investment income and distributions we are able to pay to our stockholders.

In anticipation of the discontinuation of LIBOR, we assessed our debt facilities for our exposure to LIBOR. Effective September 2, 2022, the JPM Credit Facility was amended to replace LIBOR with SOFR as an interest rate benchmark. Effective as of the first interest accrual period commencing after June 30, 2023, the indentures governing the notes offered in the 2018 Debt Securitization and GCIC 2018 Debt Securitization were amended to replace LIBOR with SOFR as the applicable reference rate. The 2024 Notes, 2026 Notes and 2027 Notes accrue fixed-rate interest and were not affected by the discontinuation of LIBOR. We expect any new debt facilities will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On August 3, 2023, our board of directors declared a quarterly distribution of $0.37 per share, which is payable on September 29, 2023 to holders of record as of September 1, 2023, and a supplemental distribution of $0.04 per share, which is payable on September 15, 2023 to holders of record as of August 18, 2023. The supplemental distribution is consistent with our expectation that in future quarters our board of directors will consider a variable supplemental distribution if we have excess adjusted net investment income in excess of our quarterly distribution and subject to NAV stability requirements, provided that our board of directors could choose not to declare a supplemental distribution in any quarter in its sole discretion.

On August 3, 2023, our board of directors approved, and we entered into, an amended and restated investment advisory agreement with the Investment Adviser, effective as of July 1, 2023, pursuant to which the base management fee rate is reduced from 1.375% to 1.0%.

On August 3, 2023, our board of directors authorized $150 million of share repurchases pursuant to the Program (as defined in Note 2 of our consolidated financial statements), exclusive of shares repurchased prior to the date of such authorization. The Program is implemented at the discretion of management.

As of August 7, 2023, Wells Fargo Securities, LLC, as broker, has repurchased 1,300,928 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $16.9 million at an average price of $12.96 per share.

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

Consolidated operating results for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs March 31, 2023	June 30, 2023	June 30, 2022	2023 vs. 2022
	(In thousands)
Interest income	$137,690	$129,834	$7,856	$387,327	$247,653	$139,674
Payment-in-kind interest income	9,587	9,164	423	27,270	14,325	12,945
Accretion of discounts and amortization of premiums	4,660	4,663	(3)	15,351	16,605	(1,254)
GCIC acquisition purchase premium amortization	(1,570)	(1,652)	82	(5,357)	(13,071)	7,714
Non-cash dividend income	3,723	3,595	128	10,767	—	10,767
Dividend income	335	311	24	1,330	372	958
Fee income	295	1,038	(743)	1,862	2,270	(408)
Total investment income	154,720	146,953	7,767	438,550	268,154	170,396
Total net expenses	80,942	76,515	4,427	230,471	125,996	104,475
Net investment income before taxes	73,778	70,438	3,340	208,079	142,158	65,921
Income and excise taxes	—	232	(232)	2,432	—	2,432
Net investment income after taxes	73,778	70,206	3,572	205,647	142,158	63,489
Net realized gain (loss) on investment transactions excluding purchase premium	(41,827)	(4,659)	(37,168)	(43,096)	17,686	(60,782)
Net realized gain (loss) on investment transactions due to purchase premium	(96)	(103)	7	(295)	(255)	(40)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	39,384	(8,741)	48,125	(11,210)	(26,488)	15,278
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	1,666	1,755	(89)	5,652	13,326	(7,674)
Net gain (loss) on investment transactions	(873)	(11,748)	10,875	(48,949)	4,269	(53,218)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	—	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	78	45	33	576	(1,070)	1,646
Net increase (decrease) in net assets resulting from operations	$72,983	$58,503	$14,480	$157,067	$145,357	$11,710
Average earning debt investments, at fair value	$5,131,237	$5,114,019	$17,218	$5,106,515	$5,001,376	$105,139
Average earning preferred equity investments, at fair value	$115,808	$119,367	$(3,559)	$115,376	$90,341	$25,035

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
•“Adjusted Net Realized and Unrealized Gain/(Loss)” - excludes the unrealized loss resulting from the purchase premium write-down and the corresponding reversal of the unrealized loss resulting from the amortization of the premium on loans or from the sale of equity investments from the determination of realized and unrealized gain/(loss) determined in accordance with GAAP; and
•“Adjusted Net Income” – calculates net income and earnings per share based on Adjusted Net Investment Income and Adjusted Net Realized and Unrealized Gain/(Loss).

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(In thousands)
Net investment income after taxes	$73,778	$70,206	$205,647	$142,158
Add: GCIC acquisition purchase premium amortization	1,570	1,652	5,357	13,071
Adjusted Net Investment Income	$75,348	$71,858	$211,004	$155,229
Add: Accrual (reversal) for capital gain incentive fee under GAAP	—	—	—	—
Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee	$75,348	$71,858	$211,004	$155,229

Net gain (loss) on investment transactions	$(873)	$(11,748)	$(48,949)	$4,269
Add: Realized loss on investment transactions due to purchase premium	96	103	295	255
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(1,666)	(1,755)	(5,652)	(13,326)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(2,443)	$(13,400)	$(54,306)	$(8,802)

Net increase (decrease) in net assets resulting from operations	$72,983	$58,503	$157,067	$145,357
Add: GCIC acquisition purchase premium amortization	1,570	1,652	5,357	13,071
Add: Realized loss on investment transactions due to purchase premium	96	103	295	255
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(1,666)	(1,755)	(5,652)	(13,326)
Adjusted Net Income	$72,983	$58,503	$157,067	$145,357
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

Investment Income

Investment income increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 by $7.8 million primarily due to an increase in interest income due to rising floating base rates.

Investment income increased from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 by $170.4 million primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $105.1 million, an increase in non-cash dividend income and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Senior secured	10.9%	10.3%	10.3%	5.9%
One stop	11.5%	11.1%	10.9%	7.2%
Second lien	13.3%	12.8%	13.3%	8.9%
Subordinated debt	14.9%	14.7%	14.5%	12.0%

Income yields on senior secured and one stop loans increased for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to rising LIBOR and SOFR rates during the third quarter of the 2023 fiscal year. Income yields on senior secured and one stop loans increased for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 96.8% of the loan portfolio at fair value is subject to an interest rate floor. As of both June 30, 2023 and September 30, 2022, the weighted average base rate floor of our loans was 0.80% and 0.83%, respectively.

As of June 30, 2023, we have second lien investments in three portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs March 31, 2023	June 30, 2023	June 30, 2022	2023 vs. 2022
	(In thousands)
Interest and other debt financing expenses	$37,550	$34,579	$2,971	$104,626	$55,148	$49,478
Amortization of debt issuance costs	1,937	1,677	260	5,362	5,241	121
Base management fee	18,997	18,688	309	56,747	52,641	4,106
Income incentive fee	18,857	17,976	881	52,844	3,647	49,197
Professional fees	1,225	1,320	(95)	3,753	2,667	1,086
Administrative service fee	2,049	1,958	91	6,182	5,438	744
General and administrative expenses	327	317	10	957	1,214	(257)
Net expenses	$80,942	$76,515	$4,427	$230,471	$125,996	$104,475
Average debt outstanding	$3,097,509	$3,073,680	$23,829	$3,071,718	$2,860,373	$211,345

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 by $3.2 million, primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 by $49.6 million, primarily due to an increase in average debt outstanding of $211.3 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three and nine months ended June 30, 2023 and 2022, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2023 and March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 5.1% and 4.8%, respectively. For the nine months ended June 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 4.8% and 2.8%, respectively.

The effective annualized average interest rate increased for both the three months ended June 30, 2023 compared to the three months ended March 31, 2023 and the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 primarily due to rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 due to an increase in average adjusted gross assets from the three months ended March 31, 2023 to the three months ended June 30, 2023.

The base management fee, net of waiver, increased from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 due to an increase in average adjusted gross assets from 2022 to 2023 and the management fee waiver described below.

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

The Income Incentive Fee increased by $0.9 million from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the third quarter of fiscal year 2023. For each of the three months ended June 30, 2023 and March 31, 2023, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee. The Income Incentive Fee increased by $49.2 million from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the nine months ended June 30, 2022, we remained in the Income Incentive Fee catch-up and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% for both the three and nine months ended June 30, 2023. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 2.5% for the nine months ended June 30, 2022. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% for the three months ended March 31, 2023.

As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of June 30, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by less than $0.1 million from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to an increase in the administrative service fee. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.6 million from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended June 30, 2023 and March 31, 2023 were $4.0 million and $1.2 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2023 and 2022 were $7.2 million and $5.2 million, respectively.

As of June 30, 2023 and September 30, 2022, included in accounts payable and other liabilities were $1.0 million and $2.0 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs March 31, 2023	June 30, 2023	June 30, 2022	2023 vs. 2022
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(45,085)	$(5,487)	$(39,598)	$(46,555)	$15,772	$(62,327)
Foreign currency transactions	1,141	17	1,124	(28)	579	(607)
Forward currency contracts	2,021	708	1,313	3,192	1,080	2,112
Net realized gain (loss) on investment transactions	$(41,923)	$(4,762)	$(37,161)	$(43,391)	$17,431	$(60,822)
Unrealized appreciation on investments	68,810	31,961	36,849	82,581	59,122	23,459
Unrealized (depreciation) on investments	(25,728)	(39,061)	13,333	(87,670)	(67,401)	(20,269)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	3,399	2,561	838	21,857	(18,942)	40,799
Unrealized appreciation (depreciation) on forward currency contracts	(5,431)	(2,447)	(2,984)	(22,326)	14,059	(36,385)
Net change in unrealized appreciation (depreciation) on investment transactions	$41,050	$(6,986)	$48,036	$(5,558)	$(13,162)	$7,604

During the three months ended June 30, 2023, we had a net realized loss of $41.9 million primarily attributable to the realized loss recognized on the restructuring of debt investments of two portfolio companies and the disposition of equity and debt investments of multiple portfolio company investments that were partially offset by the gain recognized on the sale of a portfolio company equity investment and the gains on the settlement of forward currency contracts. During the three months ended March 31, 2023, we had a net realized loss of $4.8 million primarily attributable to the realized loss recognized on the disposition of equity and debt investments of a portfolio company investment that was partially offset by realized gains recognized on the sale of equity investments in multiple portfolio companies and the gains on the settlement of forward currency contracts.

During the nine months ended June 30, 2023, we had a net realized loss of $43.4 million primarily attributable to the realized loss recognized on the restructuring of debt investments of multiple portfolio companies and the disposition of equity and debt investments of multiple portfolio company investments that were partially offset by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of forward currency contracts. During the nine months ended June 30, 2022, we had a net realized gain of $17.4 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of a forward currency contract.

For the three months ended June 30, 2023, we had $68.8 million in unrealized appreciation on 184 portfolio company investments, which was offset by $25.7 million in unrealized depreciation on 172 portfolio company investments. For the three months ended March 31, 2023, we had $32.0 million in unrealized appreciation on 161 portfolio company investments, which was offset by $39.1 million in unrealized depreciation on 186 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 primarily resulted from the reversal of unrealized depreciation resulting from the sale, restructuring or disposition of portfolio company investments and improved performance of certain portfolio companies. Unrealized appreciation for the three months ended March 31, 2023 primarily resulted from the reversal of unrealized depreciation resulting from the disposition of equity and debt investments of a portfolio company investment and fair valuing recent originations up to or near par. Unrealized depreciation for both the three months ended June 30, 2023 and March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to isolated deterioration in the credit performance of a small number of portfolio companies.

For the nine months ended June 30, 2023, we had $82.6 million in unrealized appreciation on 173 portfolio company investments, which was offset by $87.7 million in unrealized depreciation on 183 portfolio company investments. For the nine months ended June 30, 2022, we had $59.1 million in unrealized appreciation on 164 portfolio company investments, which was offset by $67.4 million in unrealized depreciation on 210 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2023 primarily resulted from the reversal of unrealized depreciation on the sale, restructuring or disposition of portfolio company investments, loan repayments and improved performance of certain portfolio companies. Unrealized appreciation for the nine months ended June 30, 2022 primarily resulted from better than expected performance of our portfolio companies.

Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the nine months ended June 30, 2022 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments, as well as decreases in the fair value in the majority of our portfolio company investments due to the adverse economic effects of continued market uncertainty related to broader economic and political factors.

Liquidity and Capital Resources

For the nine months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $9.6 million. During the period, cash provided by operating activities was $131.2 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $550.8 million and net investment income after excise tax of $205.6 million, offset by fundings of portfolio investments of $583.8 million. Lastly, cash used in financing activities was $140.9 million, primarily driven by repayments of debt of $463.8 million, distributions paid of $135.3 million and purchases of common stock for the DRIP of $33.5 million, offset by borrowings on debt of $513.9 million.

For the nine months ended June 30, 2022, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $122.9 million. During the period, cash used in operating activities was $575.4 million, primarily driven by fundings of portfolio investments of $1,678.5 million, offset by proceeds from principal payments and sales of portfolio investments of $955.2 million and net investment income of $142.2 million. Lastly, cash provided by financing activities was $452.5 million, primarily driven by borrowings on debt of $1,194.2 million, offset by repayments of debt of $594.9 million, distributions paid of $115.0 million and purchases of common stock under the DRIP of $25.4 million.

As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $85.1 million and $117.3 million, respectively. In addition, we had foreign currencies of $6.6 million and $6.8 million as of June 30, 2023 and September 30, 2022, respectively, restricted cash and cash equivalents of $79.3 million and $56.4 million as of June 30, 2023 and September 30, 2022, respectively, and no restricted foreign currencies of both June 30, 2023 and September 30, 2022. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2023, allowed us to borrow up to $1.49 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2023 and September 30, 2022, we had outstanding debt under the JPM Credit Facility of $780.9 million and $692.6 million, respectively. As of June 30, 2023 and September 30, 2022, subject to leverage and borrowing base restrictions, we had $706.6 million and $544.9 million, respectively, of remaining commitments and $706.6 million and $544.9 million of availability, respectively, on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of June 30, 2023. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both June 30, 2023 and September 30, 2022, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2023 and September 30, 2022 Consolidated Statements of

Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of June 30, 2023 and September 30, 2022, we had outstanding debt under the 2018 Debt Securitization of $403.4 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the June 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of June 30, 2023 and September 30, 2022, we had outstanding debt under the GCIC 2018 Debt Securitization of $537.9 million and $546.4 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of both June 30, 2023 and September 30, 2022, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both June 30, 2023 and September 30, 2022, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both June 30, 2023 and September 30, 2022.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of both June 30, 2023 and September 30, 2022, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of June 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2023, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 178.7% and 1.27x, respectively, and our effective GAAP debt-to-equity ratio, which reduces total debt by cash, cash equivalents and foreign currencies, was 1.22x as of June 30, 2023.

On August 5, 2022, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended June 30, 2023, we repurchased 1,295,678 shares of our common stock. We did not make any repurchases of our common stock during the nine months ended June 30, 2022. On August 3, 2023, our board of directors authorized $150 million of share repurchases pursuant to the Program (as defined in Note 2 of our consolidated financial statements), exclusive of shares repurchased prior to the date of such authorization.

As of June 30, 2023 and September 30, 2022, we had outstanding commitments to fund investments totaling $170.6 million and $224.6 million, respectively. As of June 30, 2023, total commitments of $170.6 million included $33.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2023. As of June 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2023 and September 30, 2022, we had investments in 333 and 331 portfolio companies, respectively, with a total fair value of $5.5 billion and $5.4 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended				Nine months ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$1,189	1.1%	$—	—%	$8,248	1.6%	$52,856	3.2%
One stop	109,511	98.9	153,447	97.5	492,119	95.6	1,481,821	90.3
Second lien	—	—	—	—	—	—	640	0.0 *
Subordinated debt	—	—	—	—	50	0.0 *	988	0.1
Equity	31	0.0 *	3,919	2.5	14,647	2.8	104,181	6.4
Total new investment commitments	$110,731	100.0%	$157,366	100.0%	$515,064	100.0%	$1,640,486	100.0%

* Represents an amount less than 0.1%.

For the nine months ended June 30, 2023, we had approximately $550.8 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2022, we had approximately $955.2 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$487,649	$492,300	$474,289	$479,354	$496,870	$461,935
Non-accrual(3)	13,258	13,298	14,186	39,834	21,346	10,938
One stop:
Performing	4,763,534	4,730,370	4,657,806	4,706,125	4,710,508	4,614,422
Non-accrual(3)	101,499	77,307	61,456	95,475	75,610	54,187
Second lien:
Performing	24,488	25,697	24,087	25,801	29,337	23,240
Non-accrual(3)	4,091	3,725	1,350	—	—	—
Subordinated debt:
Performing	4,420	4,370	4,302	3,869	3,814	3,815
Non-accrual(3)	4,160	3,328	3,370	—	—	—
Equity	N/A	255,126	284,163	N/A	232,119	277,819
Total	$5,403,099	$5,605,521	$5,525,009	$5,350,458	$5,569,604	$5,446,356

(1)As of June 30, 2023, $922.3 million and $879.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of June 30, 2023, $97.7 million and $80.5 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2022, $730.9 million and $666.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2022, $83.5 million and $54.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of June 30, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.8% and 1.5%, respectively. As of September 30, 2022, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.8% and 1.3%, respectively.

As of June 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.0% and 96.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	For the three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average rate of new investment fundings	12.0%	11.8%	11.5%	7.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.6%	7.1%	6.8%	5.8%
Weighted average fees of new investment fundings	1.6%	1.8%	1.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.3%	10.3%	9.6%	6.3%

As of June 30, 2023, 96.5% and 96.8% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2022, 97.9% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $56.0 million and $51.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$86,581	1.6%	$252,572	4.6%
4	4,663,766	84.4	4,725,988	86.8
3	759,337	13.7	398,625	7.3
2	15,325	0.3	69,171	1.3
1	—	—	—	—
Total	$5,525,009	100.0%	$5,446,356	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2023 and September 30, 2022.

	Weighted Average Price[1]
Category	As of September 30, 2022	As of June 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	98.5%
Internal Performance Rating 3 (Performing Below Expectations)	90.8	91.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.9	29.9
Total	96.6%	97.0%

(1)Includes only debt investments held as of September 30, 2022 and June 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

•GC Advisors serves as collateral manager to the 2018 Issuer and the GCIC 2018 Issuer under the 2018 Collateral Management Agreement and the GCIC 2018 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•During the second calendar quarter of 2023, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $5.7 million, or 428,000 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first two calendar quarters of 2023, the Trust purchased approximately $10.5 million, or 784,204 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2022, the Trust purchased approximately $56.7 million, or 4,140,641 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the Merger Agreement.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, and Golub Capital Private Credit Fund, or GCRED, all of which are unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC 3, GDLC, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC 3, GDLC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. All investments as of September 30, 2022 were valued using Level 3 inputs. As of June 30, 2023 and September 30, 2022, all money market funds included in cash, cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of directors of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of directors has determined to continue its determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $80.4 million and $65.1 million as of June 30, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, we did not incur U.S. federal excise tax. For the nine months ended June 30, 2023, $2.4 million was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2022, we did not incur U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the nine months ended June 30, 2023, we recorded a net tax benefit of $0.4 million for taxable subsidiaries. For the nine months ended June 30, 2022, we recorded a net tax expense $1.1 million for taxable subsidiaries. As of June 30, 2023, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.8 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2022, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.4 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.80% and 0.83%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month LIBOR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. On June 30, 2023, we entered into supplemental indentures to amend both the 2018 Debt Securitization and GCIC 2018 Debt Securitization to replace LIBOR as an interest rate benchmark for the notes with three-month term SOFR plus 0.26161%, effective as of the start of the first interest accrual period commencing after June 30, 2023. The JPM Credit Facility has a floating interest rate provision that is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(106,511)	$(33,673)	$(72,838)
Down 150 basis points	(79,883)	(25,255)	(54,628)
Down 100 basis points	(53,256)	(16,836)	(36,420)
Down 50 basis points	(26,627)	(8,418)	(18,209)
Up 50 basis points	26,627	8,418	18,209
Up 100 basis points	53,256	16,836	36,420
Up 150 basis points	79,883	25,255	54,628
Up 200 basis points	106,511	33,673	72,838

(1) Assumes applicable three-month base rate as of June 30, 2023, with the exception of SONIA and Prime that utilize the June 30, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	56,130	$13.03	56,130	$139,622
May 1 - 31, 2023	188,210	$12.95	188,210	$137,184
June 1 - 30, 2023	299,794	$13.26	299,794	$133,209

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC CLO III LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, and consented to by GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 30, 2023).
10.2	Second Supplemental Indenture, dated as of June 30, 2023, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee, and consented to by GC Advisors LLC, as Collateral Manager and The Bank of New York Mellon Trust Company, National Association, as Collateral Administrator. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 30, 2023).
10.3	Fourth Amended and Restated Investment Advisory Agreement, dated as of August 3, 2023, by and between Golub Capital BDC, Inc. and GC Advisors, LLC.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: August 7, 2023	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)