Form 10-K
period 2023-09-30
GOLUB CAPITAL BDC, Inc.
filed 2023-11-20
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2023 was approximately $2,245 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 169,594,742 shares of the registrant’s common stock outstanding as of November 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

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
•“2018 CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GCIC CLO Depositor” refers to GCIC CLO II Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2020 CLO Depositor” refers to Golub Capital BDC CLO 4 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“Funding II” refers to Golub Capital BDC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Funding Subsidiaries” refers, collectively, to Funding II, prior to its termination on September 16, 2022, GCIC Funding II LLC or GCIC Funding II, a Delaware LLC and our direct subsidiary, prior to its termination on February 12, 2021, and GCIC Funding LLC, or GCIC Funding, a Delaware LLC and our direct subsidiary, prior to its termination on October 9, 2020, and each, a “Funding Subsidiary”;
•“2024 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on October 2, 2020. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year. The 2024 Notes mature on April 15, 2024. On October 15, 2021, Golub Capital BDC issued an additional $100.0 million in aggregate principal amount of 2024 Notes, which have the same terms as the original issuance of 2024 Notes;
•“2026 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on February 24, 2021. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year. The 2026 Notes mature on August 24, 2026. On October 13, 2021, Golub Capital BDC issued an additional $200.0 million in aggregate principal amount of 2026 Notes, which have the same terms as the original issuance of 2026 Notes;
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
•“Unsecured Notes” refers, collectively, to the 2024 Notes, 2026 Notes and 2027 Notes;
•“GCIC” refers to Golub Capital Investment Corporation, a Maryland corporation that we acquired on September 16, 2019 pursuant to an agreement and plan of merger by and among us, GCIC, GC Advisors, and for certain limited purposes our Administrator, or, as amended, the Merger Agreement; prior to such acquisition, which we refer to as the Merger, GCIC was an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act, and whose investment adviser was GC Advisors. GCIC’s common stock was converted into the right to receive 0.865 shares of our common stock (with GCIC’s stockholders receiving cash in lieu of fractional shares of our common stock), and we issued an aggregate 71,779,964 shares of our common stock to former stockholders of GCIC;

•“2018 Debt Securitization” refers to the $602.4 million term debt securitization that we completed on November 16, 2018, in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the “2018 Notes,” including $327.0 million of Class A 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.48%, $61.2 million of Class B 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.10%, $20.0 million of Class C-1 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.80%, $38.8 million of Class C-2 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.65%, $42.0 million of Class D 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.95%, and $113.4 million of Subordinated 2018 Notes that do not bear interest;
•“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization initially completed on December 13, 2018 and that we acquired as part of the Merger in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the "GCIC 2018 Notes", including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bore interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.30%, $60.0 million of Class D GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that do not bear interest;
•“2020 Debt Securitization” refers to the $330.4 million term debt securitization, of which $297.4 million was funded at closing, that we completed on August 26, 2020 and redeemed on August 26, 2021, in which the 2020 Issuer issued an aggregate of $330.4 million of notes, or the “2020 Notes,” including $137.5 million of AAA Class A-1 2020 Notes, which bore interest at the three-month LIBOR plus 2.35%, $10.5 million of AAA Class A-2 2020 Notes, which bore interest at the three-month LIBOR plus 2.75%, $21.0 million of AA Class B 2020 Notes, which bore interest at the three-month LIBOR plus 3.20%, up to $33.0 million A Class C 2020 Notes, which remained unfunded upon closing and upon redemption and approximately $108.4 million of Subordinated 2020 Notes, which did not bear interest;
•“Debt Securitizations” refers collectively to the 2018 Debt Securitization, the GCIC 2018 Debt Securitization and the 2020 Debt Securitization and each, a “Debt Securitization;”
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
•“DB Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding II entered into on December 31, 2018 and terminated on October 9, 2020, with GCIC, as equity holder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, that as of the date of its termination, allowed for borrowing up to $250.0 million and bore interest at a rate of the applicable base rate, three-month term LIBOR, Canadian Dollar Offered Rate, EURIBOR, or Bank Bill Swap Rate, as applicable plus 1.90% per annum through the reinvestment period, which would have continued through December 31, 2021;
•“JPM Credit Facility” refers to the senior secured revolving credit facility that we initially entered into on February 11, 2021 with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the bank participants acting as lenders, as amended, that, as of September 30, 2023, permits borrowings of up to $1,488 million in U.S. dollars and certain agreed upon foreign currencies. As of September 30, 2023, the interest rate on the borrowings under the facility ranged from the applicable benchmark plus 1.75% to 1.875%, depending on the gross borrowing base, through the maturity date of March 17, 2028. The applicable benchmark rate as of September 30, 2023 for loans denominated in U.S. dollars is one-month SOFR plus an adjustment of 0.10% and certain other benchmark rates for loans denominated in other foreign currencies;.
•“MS Credit Facility II” refers to our senior secured revolving credit facility that Golub Capital BDC Funding II, LLC, a Delaware LLC and our direct subsidiary, entered into on February 1, 2019 and terminated on September 16, 2022, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as most recently amended on July 30, 2021, that allowed for borrowing up to $75.0 million as of the date of its termination, September 16, 2022, and bore interest at the applicable base rate plus 2.45% per annum through the revolving period, which would have ended April 21, 2024, and that had a stated maturity date of April 12, 2026;
•“Revolving Credit Facilities” refers collectively to, prior to its termination on February 12, 2021, the WF Credit Facility; prior to its termination on October 9, 2020, the DB Credit Facility; the JPM Credit Facility and prior to its termination on September 16, 2022, the MS Credit Facility II, and each a “Revolving Credit Facility”;
•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $100.0 million as of September 30, 2023 and bears interest at the short-term applicable federal rate;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Investment Advisory Agreement” refers to the Fourth Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of August 3, 2023, and effective as of July 1, 2023;
•“Prior Investment Advisory Agreement” refers to the Third Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of September 16, 2019; and
•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business

GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007. We make investments primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.
In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $60.0 billion of capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $10.0 million to $80.0 million of capital, on average, in the securities of middle-market companies. We expect to selectively invest more than $80.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.
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

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2023, Golub Capital had over $60.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors.
Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2023, Golub Capital had more than 170 investment professionals supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends
We have identified the following trends that may affect our business:
Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions, such as the COVID-19 pandemic.

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

Market Environment:  We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 850 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2023, Golub Capital’s more than 170 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC4; (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (v) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle Market Bookrunner each year from 2008 through Q1 2023 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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
We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of economic disruptions, such as the COVID-19 pandemic;
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
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,300 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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
Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle market credits will typically entail:

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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$50,279	0.9	$252,572	4.6
4	4,647,644	84.2	4,725,988	86.8
3	803,724	14.6	398,625	7.3
2	14,966	0.3	69,171	1.3
1	—	—	—	—
Total	$5,516,613	100.0	$5,446,356	100.0
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
Our equity co-investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.
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

Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $80.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $80.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2023, as well as the top ten industries in which we were invested as of September 30, 2023, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$114,036	2.1%
Diligent Corporation	111,911	2.0
Imperial Optical Midco Inc.	84,817	1.5
Inhabit IQ Inc. (PB VB Holdco IV INC)	82,117	1.5
Bullhorn, Inc.	80,908	1.5
TWAS Holdings, LLC	78,351	1.4
Bayshore Intermediate #2, L.P.	77,451	1.4
GTIV, LLC	73,471	1.3
Datix Bidco Limited	72,928	1.3
Revalize, Inc. (fka AQ Holdco)	70,228	1.3
	$846,218	15.3%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$1,455,863	26.4%
Healthcare Providers and Services	451,795	8.2
Specialty Retail	308,126	5.6
Diversified Consumer Services	271,351	4.9
Automobiles	270,598	4.9
IT Services	260,877	4.7
Insurance	246,424	4.5
Health Care Technology	222,984	4.1
Pharmaceuticals	162,335	2.9
Commercial Services and Supplies	159,232	2.9
	$3,809,585	69.1%
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
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
•We are subject to risks associated with the transition away from LIBOR, which will affect our cost of capital and net investment income.
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
•There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.

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
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with the Unsecured Notes, the Debt Securitizations and the Revolving Credit Facilities.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Inflation could adversely affect the business, result of operations and financial condition of our portfolio companies.
•Our investments in debt, leveraged portfolio companies, and private and middle-market portfolio companies are risky and we could lose all or part of our investment.
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
•There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
•The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Unsecured Notes.
•Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

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
On August 3, 2023, our board of directors approved, and we entered into, the Investment Advisory Agreement with the Investment Adviser, effective as of July 1, 2023, pursuant to which the base management fee rate is reduced from 1.375% to 1.0%.
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate equal to 1.0% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian). Under the Prior Investment Advisory Agreement, the base management fee was calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian). Additionally, GC Advisors is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. For services rendered under each of the Investment Advisory Agreement and Prior Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.
Incentive Fee
We pay GC Advisors an incentive fee. Incentive fees are calculated as described below and payable quarterly in arrears or at the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date).

Cap on Fees. We have structured the calculation of the incentive fee to include a fee limitation such that, under each of the Investment Advisory Agreement and Prior Investment Advisory Agreement, an incentive fee for any quarter can only be paid to GC Advisors if, after such payment, the cumulative incentive fees paid to GC Advisors, calculated on a per share basis as described below, since April 13, 2010, the effective date of our election to become a business development company, would be less than or equal to 20.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below).
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
Each of the Investment Advisory Agreement and Prior Investment Advisory Agreement converts the cumulative incentive fee cap from an aggregate basis calculation to a per share calculation. If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between (a) the Incentive Fees accrued and/or payable by us for such relevant period and (b) the Incentive Fee Cap multiplied by the weighted average number of shares of our common stock outstanding during such relevant period will not be paid by us, and will not be received by GC Advisors, as an incentive fee, either at the end of such relevant period or at the end of any future relevant period.

Income and Capital Gains Incentive Fee Calculation
The income and capital gains incentive fee calculation, or the Income and Capital Gains Incentive Fee Calculation, has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, we could have the ability to invest funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian) used to calculate the base management fee, which fee is payable on all of our assets managed by GC Advisors.
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
Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. There was no Capital Gain Incentive Fee payable as calculated under the Prior Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2023, 2022 and 2021. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Investment Advisory Agreement or Prior Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. For the years ended September 30, 2023, 2022 and 2021, we did not accrue a Capital Gain Incentive Fee under GAAP.
The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee”.
Examples of Quarterly Incentive Fee Calculation
Example 1 — Income Related Portion of Incentive Fee(1):
Assumptions
Hurdle rate(2) = 2.00%
Management fee(3) = 0.50%
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
(3)Represents a quarter of the 1.000% annualized management fee on gross assets, assuming 1.0x debt-to-equity.
(4)Excludes offering expenses.
Alternative 1
Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 0.40%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 2
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.25%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 2.40%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	=	100% × “catch-up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.50%))
	=	(100% × (2.40% – 2.00%)) + 0%
	=	100% × 0.40%
	=	0.40%
Alternative 3
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 4.00%
Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 3.15%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	=	100% × “catch-up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.50%))
	=	(100% × (2.50% – 2.00%)) + (20% × (3.15% – 2.50%))
	=	0.50% + (20% × 0.65%)
	=	0.50% + 0.13%
	=	0.63%
Example 2 — Capital Gain Incentive Fee:
Alternative 1
Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million.
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)
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
Approval of the Investment Advisory Agreement
At a meeting of our board of directors held on August 3, 2023, our board of directors, including all of our independent directors, approved the Investment Advisory Agreement.
In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:
•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC 3, GDLC, GDLCU and GBDC 4;
•the fee structure, including the reduced base management fee rate as well as the incentive fees payable and the incentive fee cap;
•the fees paid by other comparable business development companies; and
•various other matters.
Our board of directors noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee, or the incentive fee rates, and that the only change, as compared to the Prior Investment Advisory Agreement was to reduce the base management fee rate from 1.375% to 1.0% .
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2023, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party.

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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to us effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including Holdings, GCIC Holdings, the 2018 Issuer, the GCIC 2018 Issuer, the 2020 Issuer, the 2018 CLO Depositor, the GCIC CLO Depositor, GCIC Funding, GBDC Holdings Coinvest, Inc, GBDC Holdings ED Coinvest, Inc., GCIC North Haven Stack Buyer Coinvest, Inc., GCIC Quick Quack Coinvest LLC, and GBDC Quick Quack Coinvest LLC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis.

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
Proxy Voting Records
You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2023 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions.
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
Small Business Investment Company Regulations
On November 4, 2020, May 4, 2021 and September 21, 2021, SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, respectively, surrendered their licenses to operate as a small business investment company, or SBIC. Prior to the surrender of the licenses of each of SBIC IV, SBIC V, and SBIC VI, or collectively, the SBIC Funds, we operated the SBIC Funds as wholly-owned subsidiaries of the Company.
The SBIC Funds each had investment objectives substantially similar to ours and made similar types of investments in accordance with SBIC regulations.
Prior to their surrender, the licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allowed the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. As of September 30, 2023, all SBA-guaranteed debentures issued by each of the SBIC Funds have been repaid and no SBA-guaranteed debentures were outstanding at any of the SBIC Funds. SBA-guaranteed debentures carried long-term fixed rates that were generally lower than rates on comparable bank and other debt, had a maturity of ten years, required semi-annual payments of interest and did not require any principal payments prior to maturity. Under the regulations applicable to SBICs, each of the SBIC Funds was permitted to have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equated to the amount of its equity capital. SBIC regulations limited the amount that a single SBIC subsidiary could borrow to a maximum of $175.0 million, assuming that it had at least $87.5 million of equity capital. The SBIC Funds were subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.
The original amount committed to SBIC IV, SBIC V, and SBIC VI by the SBA was $150.0 million, $175.0 million, and $175.0 million, respectively. Through September 30, 2023, SBIC IV, SBIC V, and SBIC VI have repaid all outstanding debentures, and these commitments have effectively been terminated.

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

Election to Be Taxed as a RIC
As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.
Taxation as a RIC
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify and have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
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

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
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
Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
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
A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.
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
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.
Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
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
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.

An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
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
Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
We are subject to risks associated with the transition away from LIBOR.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors,

GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
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
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the
Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or the Administrator. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and certain of our officers also serve as directors and officers of GBDC 3, GDLC, GBDC 4, GDLCU and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC 3, GDLC, GBDC 4, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’
allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.

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
Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith.
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
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors could determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.

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
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in Golub Capital BDC. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of Golub Capital BDC and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.

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
We could need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (Golub Capital BDC not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.
Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2023, we had $3.1 billion of outstanding borrowings, including $388.7 million and $513.5 million outstanding under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-28.51%	-17.26%	-6.00%	5.25%	16.50%

(1)Assumes $5.7 billion in total assets, $3.1 billion in debt and secured borrowings outstanding and $2.5 billion in net assets as of September 30, 2023 and an effective annual interest rate of 4.91% as of September 30, 2023.
Based on our outstanding indebtedness of $3.1 billion as of September 30, 2023 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, of 4.91% as of that date, our investment portfolio would have been required to experience an annual return of at least 4.85% to cover annual interest payments on the outstanding debt.
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
As a result of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2018 Debt Securitization and the GCIC 2018 Debt Securitization were the 2018 Issuer and the GCIC 2018 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2018 Issuer and the GCIC 2018 Issuer are wholly-owned subsidiaries of 2018 CLO Depositor and GCIC CLO Depositor, respectively, each a wholly-owned subsidiary of Golub Capital BDC, Inc. (each, a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements.
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
As of September 30, 2023, we held indirectly through the applicable CLO Depositor, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes, and 100% of the membership interests in the 2018 Issuer, the Class C GCIC 2018 Notes, the Class D GCIC 2018 Notes, the Subordinated GCIC 2018 Notes and 100% of the membership interests in the GCIC 2018 Issuer. As a result, we consolidate the financial statements of the 2018 Issuer and the GCIC 2018 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
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
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the applicable Debt Securitization. For example, as long as the Class A 2018 Notes and the Class A GCIC 2018 Notes are outstanding, holders of such class of notes comprise the Controlling Class under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. If such notes or loans are paid in full, then the Class B 2018 Notes and the Class B GCIC 2018 Notes would comprise the Controlling Class under the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. Holders of the Controlling Class under the applicable Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the applicable Debt Securitization.
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
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include, for example, the Class C‑2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes to the extent the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, or Class D 2018 Notes constitute the Controlling Class, the Class B‑2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes to the extent the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes or Class D GCIC 2018 Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each of the Debt Securitizations, there are two asset coverage tests applicable to the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer; and the Class A GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes and Class D GCIC 2018, with respect to the GCIC 2018 Issuer.

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
Our equity interests in each Funding Subsidiary rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the respective Revolving Credit Facility. Consequently, to the extent that the value of a Funding Subsidiary’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in such Funding Subsidiary could be reduced. Accordingly, our investments in each of our Funding Subsidiaries could be subject to up to 100% loss.
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
We can enter, and have in the past entered, into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, GC Advisors and our portfolio companies.

Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and GC Advisors assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, GC Advisors or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, GC Advisors or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, GC Advisors, or our portfolio companies to acquire financing on acceptable terms or at all.

Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
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
See “Business — Regulation — Qualifying Assets.”
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
If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our board of directors’ assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our board of directors could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and, more recently, to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by a global health crisis, such as the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.

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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by other market or economic conditions.
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
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies could have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased in periods of market uncertainty, including as a result of global health crises, such as the COVID-19 pandemic, or periods of elevated inflation and rising interest rates. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
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
We are a non-diversified investment company within the meaning of the 1940 Act and, therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic such as the COVID-19 pandemic or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, an inflationary economic environment or a global health crisis, such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
Under the Investment Advisory Agreement, and the collateral management agreements for each of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization (prior to the 2020 Notes redemption), GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement, and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement, and the collateral management agreements. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2023, we were invested in securities of thirty-eight non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with a lower risk tolerance.
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
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common stock, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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
•general economic trends and other external factors; and

•loss of a major funding source.
The Unsecured Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or could incur in the future.
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the Unsecured Notes or that we or our subsidiaries could incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the Debt Securitizations and Revolving Credit Facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries could assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets could be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2023, we had an aggregate of approximately $1.7 billion of outstanding borrowings under the Debt Securitizations and the Revolving Credit Facilities, all of which are secured and thus effectively senior to the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of Golub Capital BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Unsecured Notes and the Unsecured Notes are not required to be guaranteed by any subsidiaries we could acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes.
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
In addition, our subsidiaries and any additional subsidiaries that we could form could incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.
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
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari-passu, or equal, in right of payment to the Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the value of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore are structurally senior to the Unsecured Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations could be amended or superseded, giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
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
Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the Unsecured Notes and could have important consequences for holders of the Unsecured Notes, including making it more difficult for us to satisfy our obligations with respect to the Unsecured Notes or negatively affecting the trading value of the Unsecured Notes.
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
The Unsecured Notes could or could not have an active trading market. We do not intend to apply for listing of the Unsecured Notes on any securities exchange or for quotation of the Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holders may not be able to resell the Unsecured Notes at their fair market value or at all. If the Unsecured Notes are traded after their initial issuance, they could trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for the Unsecured Notes, that holders will be able to sell the Unsecured Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Unsecured Notes could be harmed. Accordingly, holders could be required to bear the financial risk of an investment in the Unsecured Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we could not be able to make payments on the Unsecured Notes.
Any default under the agreements governing our indebtedness, including the Debt Securitizations, the Revolving Credit Facilities or other indebtedness to which we are a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Unsecured Notes and substantially decrease the market value of the Unsecured Notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facilities or other debt we could incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
If our operating performance declines, we could in the future need to seek to obtain waivers from the required lenders under the Revolving Credit Facilities or the required holders of the Debt Securitizations or other debt that we could incur in the future, to avoid being in default. If we breach our covenants under the Debt Securitizations, the Revolving Credit Facilities or other debt and seek a waiver, we could not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
If we are unable to repay debt, lenders or holders having secured obligations, including the lenders and holders under the Debt Securitizations and the Revolving Credit Facilities could proceed against the collateral securing the debt. Because the Revolving Credit Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we could be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that could be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of the Unsecured Notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Unsecured Notes or other debt securities we could issue. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Unsecured Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and could be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of the Unsecured Notes of any changes in our credit ratings.
An increase in market interest rates could result in a decrease in the market value of the Unsecured Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Unsecured Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if market interest rates increase, the market values of the Unsecured Notes with fixed interest rates could decline. We cannot predict the future level of market interest rates.
The optional redemption provision could materially adversely affect the return on the Unsecured Notes.
The Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We could choose to redeem the Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the Unsecured Notes. In this circumstance, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Unsecured Notes being redeemed.
We could be unable to repurchase the Unsecured Notes upon a Change of Control Repurchase Event.
We could be unable to repurchase the Unsecured Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the Unsecured Notes) if we do not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Unsecured Notes could require us to repurchase for cash some or all of the Unsecured Notes at a repurchase price equal to 100% of the aggregate principal amount of the Unsecured Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Unsecured Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Unsecured Notes and a cross-default under the agreements governing certain of our other indebtedness, which could result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately.

We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we could issue as well as to pay distributions on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries, including any subordinated notes issued as part of our debt securitization transactions, which notes represent the residual claimant on distributions by the applicable securitization subsidiary. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of payments on any subordinated notes, dividends, and other distributions, any of which could be subject to restriction or limitations based on the organizational documents of the subsidiaries and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we could issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we could issue, dividends or other distributions.
Holders of any preferred stock that we could issue will have the right to elect members of the board of directors and have class voting rights on certain matters.
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
Our common stockholders’ interest in us could be diluted if they do not fully exercise subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then common stockholders will experience an immediate dilution of the aggregate net asset value of their shares.
In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares would be purchased as a result of such rights offering.
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
These dilutive effects could be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings could create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our net asset value, without a corresponding change to our net asset value.
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
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (such as us) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2022 and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2023. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
The trading market or market value of our publicly issued debt securities could fluctuate.
Any publicly issued debt securities we issue will not necessarily have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors could materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:
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
Investors should also be aware that there could be a limited number of buyers when they decide to sell our debt securities. This too could materially adversely affect the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption could materially adversely affect the return on any debt securities that we could issue.
If we issue debt securities that are redeemable at our option, we could choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we could be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock could become more volatile.
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
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which could be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt could have different interests than holders of common stock and could at times have disproportionate influence over our affairs.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our board of directors most recently approved our share repurchase program (the “Program”) in August 2023, under which we can repurchase up to $150 million of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below our NAV as reported in our most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.

The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities could have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock could be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Program could affect the price of our common stock and increase its volatility. The existence of the Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock could decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so could negatively impact our reputation and investor confidence in us and could negatively impact our stock price. Although the Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Program’s effectiveness.

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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The continuing impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
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
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
Technological innovations and industry disruptions could negatively impact us.
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
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
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
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital and our portfolio companies. Although Golub Capital takes protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, Golub Capital or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not applicable.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator could, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Period	NAV(1)	Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2023
Fourth quarter	$15.02	$15.02	$13.37	—%	(11.0)%	$0.41
Third quarter	14.83	13.55	13.02	(8.6)	(12.2)	0.33
Second quarter	14.73	14.09	12.38	(4.3)	(16.0)	0.33
First quarter	14.71	14.25	12.46	(3.1)	(15.3)	0.33
Fiscal year ended September 30, 2022
Fourth quarter	$14.89	$14.35	$12.21	(3.6)%	(18.0)%	$0.30
Third quarter	15.14	15.48	12.67	2.2	(16.3)	0.30
Second quarter	15.35	16.10	14.70	4.9	(4.2)	0.30
First quarter	15.26	15.99	14.86	4.8	(2.6)	0.30
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
The last reported price for our common stock on November 16, 2023 was $14.84 per share. As of November 16, 2023, we had 894 stockholders of record.
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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2023
September 1, 2023	September 29, 2023	$0.37
August 18, 2023	September 15, 2023	0.04
June 2, 2023	June 29, 2023	0.33
March 3, 2023	March 29, 2023	0.33
December 9, 2022	December 29, 2022	0.33
Total		$1.40

Fiscal year ended September 30, 2022
September 2, 2022	September 29, 2022	$0.30
June 3, 2022	June 29, 2022	0.30
March 4, 2022	March 29, 2022	0.30
December 10, 2021	December 30, 2021	0.30
Total		$1.20
On November 17, 2023, our board of directors declared a quarterly distribution of $0.37 per share, which is payable on December 29, 2023 to holders of record as of December 8, 2023, and a supplemental distribution of $0.07 per share, which is payable on December 15, 2023 to holders of record as of December 1, 2023.
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
Recent Sales of Unregistered Securities
    None.

Issuer Purchases of Equity Securities
On August 5, 2022, our Board approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We did not make any repurchases of our common stock during the year ended September 30, 2022.

On August 3, 2023, the Board reapproved the Program to repurchase up to $150 million of our common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of September 30, 2023, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of September 30, 2023, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of our common stock pursuant to the Program for an aggregate purchase price of approximately $16.9 million. For the year ended September 30, 2023, repurchases under the Program were as follows:

Day Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
			(In thousands)	(In thousands)
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353
April 1 - 30, 2023	56,130	13.03	731	139,622
May 1 - 31, 2023	188,210	12.95	2,438	137,184
June 1 - 30, 2023	299,794	13.26	3,975	133,209
July 1 - 31, 2023	5,250	13.29	70	133,139
Total	1,300,928	$12.96	$16,861	$150,000(1)

(1)The program was re-approved on August 3, 2023 to purchase $150.0 million of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. No additional shares have been purchased since the re-approval.

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2017 to September 30, 2023 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2016, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
September-17
December-17
March-18
June-18
September-18
December - 18
March - 19
June - 19
September - 19
December - 19
March - 20
June - 20
September - 20
December - 20
March - 21
June - 21
September - 21
December - 21
March - 22
June - 22
September - 22
December - 22
March - 23
June - 23
September - 23
Golub Capital BDC, Inc.
S&P 500 Index
NASDAQ Financial 100

Fees and Expenses
The following table is being provided to update, as of September 30, 2023, certain information in our registration statement on Form N-2 (File No. 333-265509). The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. Actual costs and expenses incurred by investors in shares of our common stock may be greater than the percentage estimates in the table below. The following table excludes one-time fees payable to third parties not affiliated with GC Advisors that were incurred in connection with the Debt Securitizations, but includes all of the applicable ongoing fees and expenses of the Debt Securitizations. Whenever reference to fees or expenses paid by “us” or “Golub Capital BDC,” or that “we” will pay fees or expenses, our common stockholders will indirectly bear such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	0%	(1)
Offering expenses (as a percentage of offering price)	0%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	0%

Annual expenses (as a percentage of net assets attributable to common stock):
Management fees	2.17%	(4)
Incentive fees payable under the Investment Advisory Agreement	3.03%	(5)
Interest payments on borrowed funds	5.91%	(6)
Other expenses	0.72%	(7)
Acquired fund fees and expenses	0%
Total annual expenses	11.83%	(8)

(1)In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The expenses associated with the dividend reinvestment plan are included in “Other expenses.” See “Dividend Reinvestment Plan.”.
(4)Effective as of July 1, 2023, our management fee is calculated at an annual rate equal to 1.0% and is based on the average adjusted gross assets (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) at the end of the two most recently completed calendar quarters and is payable quarterly in arrears. See “Item 1. Business — Management Agreements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”. The management fee referenced in the table above is annualized and based on actual amounts incurred during the year ended September 30, 2023 by GC Advisors in its capacity as investment adviser to us and collateral manager to the 2018 Issuer and the GCIC 2018 Issuer, collectively the Securitization Issuers, adjusted on a retroactive basis for the reduction in our base management fee from 1.375% to 1.0%, effective as of July 1, 2023. The adjusted estimate of our annualized base management fees based on actual expenses for the year ended September 30, 2023 assumes net assets of $2,548 million and leverage of $3,133 million, which reflects our net assets and leverage as of September 30, 2023.
GC Advisors, as collateral manager for the 2018 Issuer, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2018 Issuer to GC Advisors and offset against such management fee. Accordingly, the base management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2018 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the 2018 Issuer. Under the 2018 Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date. This fee may be waived by the collateral manager. The 2018 Collateral Management Agreement does not include any incentive fee payable to GC Advisors.
GC Advisors, as collateral manager for the GCIC 2018 Issuer, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the GCIC 2018 Issuer to GC Advisors and offset against such management fee. Accordingly, the base management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the GCIC 2018 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the GCIC 2018 Issuer. Under the GCIC 2018 Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date. This fee may be waived by the collateral manager. The GCIC 2018 Collateral Management Agreement does not include any incentive fee payable to GC Advisors.
For purposes of this table, the SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stock, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. If the base management fee portion of the “Management fees” percentage were calculated instead as a percentage of our total assets, our base management fee portion of the “Management fees” percentage would be approximately 0.96% of total assets.
(5)The incentive fee referenced in the table above is based on actual amounts of the income component of the incentive fee incurred during the year ended September 30, 2023, adjusted on a retroactive basis for the reduction in our base management fee from 1.375% to 1.0%, effective as of July 1, 2023. As of September 30, 2023, no amount was payable for the capital gains component under the Investment Advisory Agreement. We have structured the calculation of the incentive fee to include a fee limitation such that no incentive fee will be paid to GC Advisors for any quarter if, after such payment, the cumulative incentive fees paid to GC Advisors since the effective date of our election to become a business development company would be greater than 20.0% of our cumulative pre-incentive fee net income per share. For a more detailed discussion of the calculation of the incentive fee, see “Item 1. Business - Management Agreement - Income and Capital Gains Incentive Fee Calculation” as well as any amendments reflected in subsequent filings with the SEC.

(6)Interest payments on borrowed funds is based on our cost of funds on our outstanding indebtedness for the year ended September 30, 2023, which consisted of $784.4 million of indebtedness outstanding under the JPM Revolving Credit Facility, $902.2 million in notes issued through the Debt Securitizations, $500.0 million of 2024 Notes, $600.0 million of 2026 Notes, and $350.0 million of 2027 Notes. For the year ended September 30, 2023, the annualized cost of funds for our total debt outstanding, which includes all interest, accretion of discounts, and amortization of debt issuance costs on the Debt Securitizations, was 4.91%. Debt issuance costs represent fees and other direct incremental costs incurred in connection with our Debt Securitizations. These fees include a structuring and placement fee paid to Morgan Stanley & Co. LLC for its services in connection with the initial structuring of the 2018 Debt Securitization and legal fees, accounting fees, rating agency fees and all other costs associated with the 2018 Debt Securitization.
(7)Includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by the Administrator, and any acquired fund fees and expenses that are not required to be disclosed separately. See “Item 1. Management Agreements - Administration Agreements”, as well as any amendments reflected in subsequent filings with the SEC. “Other expenses” also includes the ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of each of the Debt Securitizations. Additionally, “Other expenses” includes the actual amount incurred for U.S. federal excise tax. “Other expenses” are based on actual amounts incurred for the year ended September 30, 2023. The administrative expenses of each of the Securitization Issuers are paid on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the applicable Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum of the adjusted principal balance of the portfolio loans and other assets held by the applicable Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the applicable Securitization Issuer equal to any amounts that exceed the aforementioned administrative expense cap.
(8)All of our expenses, including all expenses of each of the Debt Securitizations, are disclosed in the appropriate line items under “Annual Expenses (as a percentage of net assets attributable to common stock).” “Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been funded with borrowed monies. The reason for presenting expenses as a percentage of net assets attributable to common stockholders is that our common stockholders bear all of our fees and expenses.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

You would pay the following expenses on a $1,000 investment	1 year	3 years	5 years	10 years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$103	$266	$417	$748
Assuming a 5% annual return (assumes return entirely from realized capital gains and thus subject to the capital gain incentive fee)	$112	$292	$454	$797

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. Under our Investment Advisory Agreement, no incentive fee would be payable if we have a 5% annual return. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes that all dividends and other distributions are reinvested at net asset value. Under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from net asset value. See “Dividend Reinvestment Plan” for more information.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in August 2023. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of September 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$503,985	9.1%	$472,873	8.7%
One stop	4,678,099	84.8	4,668,609	85.7
Second lien	29,154	0.5	23,240	0.4
Subordinated debt	7,945	0.2	3,815	0.1
Equity	297,430	5.4	277,819	5.1
Total	$5,516,613	100.0%	$5,446,356	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2023 and September 30, 2022, one stop loans included $782.6 million and $659.1 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2023 and September 30, 2022, we had debt and equity investments in 342 and 331 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for years ended September 30, 2023 and 2022:

	Year ended
	September 30, 2023	September 30, 2022
Weighted average income yield (1)(2)(3)	11.2%	7.4%
Weighted average investment income yield (4)	11.6%	8.0%
Total return based on average net asset value (5)	10.2%	5.9%
Total return based on market value (6)	30.5%	(14.8)%

(1)Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)The income yield presented for the quarter September 30, 2023 excludes the one-time recognition of $3.7 million of previously deferred interest income resulting from a former non-accrual loan returning to accrual status, which are included in the calculation of the investment income yield for the quarter ended September 30, 2023. The income yield was 12.2% for the quarter ended September 30, 2023 when including the $3.7 million of interest income.
(3)The income yield presented for the year ended September 30, 2022 excludes the one-time recognition of $2.0 million of previously deferred interest income resulting from the repayment and refinancing of former non-accrual loans, which are included in the calculation of the investment income yield for the year ended September 30, 2022. The income yield was 8.6% for the year ended September 30, 2022 when including the $2.0 million of interest income
(4)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

GC Advisors, as collateral manager for the 2018 Issuer under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

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

Prior to the redemption of the 2020 Notes and the termination of the documents governing the 2020 Debt
Securitization on August 26, 2021, GC Advisors served as collateral manager for Golub Capital BDC CLO 4 LLC, or the 2020 Issuer, under a collateral management agreement, or the 2020 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2020 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2020 Collateral Management Agreement, the term “collection period”
generally referred to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

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

On December 21, 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

Although the transition process away from LIBOR has become increasingly well-defined (e.g., the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

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

Recent Developments

On October 6, 2023, we entered into an equity distribution agreement by and among us and various placement agents in connection with the sale by us of shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $250.0 million, in amounts and at times to be determined by us. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions and the market price of our common stock.

On November 17, 2023, our Board declared a quarterly distribution of $0.37 per share, which is payable on December 29, 2023 to holders of record as of December 8, 2023, and a supplemental distribution of $0.07 per share, which is payable on December 15, 2023 to holders of record as of December 1, 2023.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2022 and 2021 can be found in our Form 10-K for the fiscal year ended September 30, 2022 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for years ended September 30, 2023 and 2022 are as follows:

	Year ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Interest income	$531,164	$350,475	$180,689
Payment-in-kind interest income	40,590	23,354	17,236
Accretion of discounts and amortization of premiums	19,951	24,679	(4,728)
GCIC acquisition purchase premium amortization	(7,073)	(15,632)	8,559
Non-cash dividend income	14,901	—	14,901
Dividend income	1,340	684	656
Fee income	2,217	4,242	(2,025)
Total investment income	603,090	387,802	215,288
Total net expenses	310,320	191,611	118,709
Net investment income before taxes	292,770	196,191	96,579
Income and excise taxes	3,682	72	3,610
Net investment income after taxes	289,088	196,119	92,969
Net realized gain (loss) on investment transactions excluding purchase premium	(43,812)	20,642	(64,454)
Net realized gain (loss) on investment transactions due to purchase premium	(301)	(266)	(35)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	6,181	(77,796)	83,977
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	7,374	15,898	(8,524)
Net gain (loss) on investment transactions	(30,558)	(41,522)	10,964
(Provision) benefit for taxes on realized gain on investments	(207)	(302)	95
(Provision) benefit for taxes on unrealized appreciation on investments	308	(855)	1,163
Net increase (decrease) in net assets resulting from operations	$258,631	$153,440	$105,191
Average earning debt investments, at fair value	$5,117,940	$5,061,410	$56,530
Average earning preferred equity investments, at fair value	$119,625	$95,821	$23,804

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

	Year ended
	September 30, 2023	September 30, 2022
	(In thousands)
Net investment income after taxes	$289,088	$196,119
Add: GCIC acquisition purchase premium amortization	7,073	15,632
Adjusted Net Investment Income	$296,161	$211,751

Net gain (loss) on investment transactions	$(30,558)	$(41,522)
Add: Realized loss on investment transactions due to purchase premium	301	266
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,374)	(15,898)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(37,631)	$(57,154)

Net increase (decrease) in net assets resulting from operations	$258,631	$153,440
Add: GCIC acquisition purchase premium amortization	7,073	15,632
Add: Realized loss on investment transactions due to purchase premium	301	266
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(7,374)	(15,898)
Adjusted Net Income	$258,631	$153,440
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

Investment Income

Investment income increased from the year ended September 30, 2022 to the year ended September 30, 2023 by $215.3 million primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $56.5 million, an increase in non-cash dividend income and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for years ended September 30, 2023 and 2022 are as follows:

	Year ended
	September 30, 2023	September 30, 2022
Senior secured	10.1%	6.4%
One stop	11.2%	7.5%
Second lien	13.6%	9.0%
Subordinated debt	14.6%	12.1%

Income yields on senior secured and one stop loans increased for the year ended September 30, 2023 as compared to the year ended September 30, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.6% of the loan portfolio at fair value is subject to an interest rate floor. As of both September 30, 2023 and September 30, 2022, the weighted average base rate floor of our loans was 0.80% and 0.83%, respectively.

As of September 30, 2023, we have second lien investments in five portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2023 and 2022:

	Year ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Interest and other debt financing expenses	$143,230	$82,041	$61,189
Amortization of debt issuance costs	7,380	7,337	43
Base management fee, net of waiver	70,802	71,962	(1,160)
Income incentive fee	74,066	17,756	56,310
Professional fees	5,041	3,607	1,434
Administrative service fee	8,300	7,188	1,112
General and administrative expenses	1,501	1,720	(219)
Net expenses	$310,320	$191,611	$118,709
Average debt outstanding	$3,069,412	$2,935,846	$133,566

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the year ended September 30, 2022 to the year ended September 30, 2023 by $61.2 million, primarily due to an increase in average debt outstanding of $133.6 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the years ended September 30, 2023 and 2022, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 4.9% and 3.0%, respectively.

The effective annualized average interest rate increased for the year ended September 30, 2023 compared to the year ended September 30, 2022 primarily due to rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee, net of waiver, decreased from the year ended September 30, 2022 to the year ended September 30, 2023 primarily due to the base management fee rate reduction to 1.0% from 1.375% effective July 1, 2023 under the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement that was partially offset by increased base management fees incurred due to an increase in average adjusted gross assets from 2022 to 2023 and the management fee waiver from the year ended September 30, 2022 described below.

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

The Income Incentive Fee increased by $56.3 million from the year ended September 30, 2022 to the year ended September 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the year ended September 30, 2023 and for the quarter ended September 30, 2022, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 20% of Pre-Incentive Fee Net Investment Income. For the first three quarters of the year ended September 30, 2022, we remained in the Income Incentive Fee catch-up provision of the calculation and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 20.0% for the year ended September 30, 2023. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 8.3% for the year ended September 30, 2022.

As of September 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of September 30, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $2.3 million from the year ended September 30, 2022 to the year ended September 30, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the years ended September 30, 2023 and 2022 were $8.2 million and $6.2 million, respectively.

As of both September 30, 2023 and September 30, 2022, included in accounts payable and other liabilities were $2.0 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for years ended September 30, 2023 and 2022:

	Year ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Net realized gain (loss) from investments	$(46,496)	$18,925	$(65,421)
Net realized gain (loss) from foreign currency transactions	(328)	371	(699)
Net realized gain (loss) from forward currency contracts	2,711	1,080	1,631
Net realized gain (loss) on investment transactions	$(44,113)	$20,376	$(64,489)
Unrealized appreciation from investments	100,427	53,327	47,100
Unrealized (depreciation) from investments	(86,160)	(110,133)	23,973
Unrealized appreciation (depreciation) from forward currency contracts	(17,392)	32,243	(49,635)
Unrealized appreciation (depreciation) on foreign currency translation	16,680	(37,335)	54,015
Net change in unrealized appreciation (depreciation) on investment transactions	$13,555	$(61,898)	$75,453

During the year ended September 30, 2023, we had a net realized loss of $44.1 million primarily attributable to the realized loss recognized on the restructuring of debt investments of multiple portfolio companies and the disposition of equity and debt investments of multiple portfolio company investments that were partially offset by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of forward currency contracts. During the year ended September 30, 2022, we had a net realized gain of $20.4 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of a forward currency contract, partially offset by recognized realized losses on the restructure, sale, or write-off on multiple portfolio companies and net realized losses recognized due to the repayment of non-U.S. dollar denominated debt.

For the year ended September 30, 2023, we had $100.4 million in unrealized appreciation on 191 portfolio company investments, which was offset by $86.2 million in unrealized depreciation on 179 portfolio company investments. For the year ended September 30, 2022, we had $53.3 million in unrealized appreciation on 159 portfolio company investments, which was offset by $110.1 million in unrealized depreciation on 234 portfolio company investments. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from the reversal of unrealized depreciation on the sale, restructuring or disposition of portfolio company investments, loan repayments and improved performance of certain portfolio companies. Unrealized appreciation for the year ended September 30, 2022 primarily resulted from better than expected performance of our portfolio companies.

Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the year ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last two quarters of the 2022 fiscal year and the reversal of unrealized appreciation recognized in connection with realized gains on the sale of portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $40.2 million. During the period, cash provided by operating activities was $195.4 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $670.2 million and net investment income after excise tax of $289.1 million, offset by fundings of portfolio investments of $675.3 million. Lastly, cash used in financing activities was $235.5 million, primarily driven by repayments of debt of $627.1 million, distributions paid of $191.5 million and purchases of common stock for the DRIP of $46.9 million, offset by borrowings on debt of $652.6 million.

For the year ended September 30, 2022, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $63.3 million. During the period, cash used in operating activities was $416.5 million, primarily driven by fundings of portfolio investments of $1.88 billion, offset by proceeds from principal payments and sales of portfolio investments of $1.26 billion and net investment income of $196.1 million. Lastly, cash provided by financing activities was $353.1 million, primarily driven by borrowings on debt of $1.29 billion, offset by repayments of debt of $741.2 million, distributions paid of $155.2 million and purchases of common stock under the DRIP of $36.4 million.

As of September 30, 2023 and September 30, 2022, we had cash and cash equivalents of $65.6 million and $117.3 million, respectively. In addition, we had foreign currencies of $4.2 million and $6.8 million as of September 30, 2023 and September 30, 2022, respectively, restricted cash and cash equivalents of $70.4 million and $56.4 million as of September 30, 2023 and September 30, 2022, respectively, and no restricted foreign currencies as of both September 30, 2023 and September 30, 2022. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility, which, as of September 30, 2023, allowed us to borrow up to $1.49 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2023 and 2022, we had outstanding debt under the JPM Credit Facility of $784.4 million and $692.6 million, respectively. As of September 30, 2023 and September 30, 2022, subject to leverage and borrowing base restrictions, we had $703.1 million and $544.9 million, respectively, of remaining availability on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of September 30, 2023. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both September 30, 2023 and September 30, 2022, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2023 and September 30, 2022, we had outstanding debt under the 2018 Debt Securitization of $388.7 million and $408.2 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the September 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2023 and

September 30, 2022, we had outstanding debt under the GCIC 2018 Debt Securitization of $513.5 million and $546.5 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of both September 30, 2023 and September 30, 2022, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both September 30, 2023 and September 30, 2022, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both September 30, 2023 and September 30, 2022.

Equity Distribution Agreement

On May 28, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, in connection with the launch of an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of both September 30, 2023 and September 30, 2022, there have been no common stock issuances under the Equity Distribution Agreement.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of September 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2023, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 180.7% and 1.24x, respectively, and our effective GAAP debt-to-equity ratio, which reduces total debt by cash, cash equivalents and foreign currencies, was 1.21x as of September 30, 2023.

On August 5, 2022, our board of directors approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended September 30, 2023, we repurchased 1,300,928 shares of our common stock pursuant to the Program for an aggregate purchase price of approximately $16.9 million. We did not make any repurchases of our common stock during the year ended September 30, 2022. On August 3, 2023, our board of directors reauthorized $150 million of share repurchases pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization.

As of September 30, 2023 and September 30, 2022, we had outstanding commitments to fund investments totaling $189.4 million and $224.6 million, respectively. As of September 30, 2023, total commitments of $189.4 million included $39.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2023. As of September 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit
Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend or refinance our leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2023 and September 30, 2022, we had investments in 342 and 331 portfolio companies, respectively, with a total fair value of $5.5 billion and $5.4 billion, respectively.

The following table shows the asset mix of our new investment commitments for years ended September 30, 2023 and 2022:

	Year ended
	September 30, 2023		September 30, 2022
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$20,700	3.2%	$64,645	3.6%
One stop	596,306	92.5	1,642,741	90.4
Second lien	9,774	1.5	640	0.0 *
Subordinated debt	50	0.0 *	988	0.0 *
Equity	17,784	2.8	108,200	6.0
Total new investment commitments	$644,614	100.0%	$1,817,214	100.0%

* Represents an amount less than 0.1%.

For the year ended September 30, 2023, we had approximately $670.2 million in proceeds from principal payments and sales of portfolio investments.

For the year ended September 30, 2022, we had approximately $1,260.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$517,091	$525,896	$503,594	$479,354	$496,870	$461,935
Non-accrual(3)	1,630	1,553	391	39,834	21,346	10,938
One stop:
Performing	4,708,376	4,685,989	4,620,406	4,706,125	4,710,508	4,614,422
Non-accrual(3)	104,611	77,139	57,693	95,475	75,610	54,187
Second lien:
Performing	27,944	29,789	27,758	25,801	29,337	23,240
Non-accrual(3)	4,229	3,725	1,396	—	—	—
Subordinated debt:
Performing	4,585	4,538	4,488	3,869	3,814	3,815
Non-accrual(3)	4,322	3,328	3,457	—	—	—
Equity	N/A	261,879	297,430	N/A	232,119	277,819
Total	$5,372,788	$5,593,836	$5,516,613	$5,350,458	$5,569,604	$5,446,356

(1)As of September 30, 2023, $934.2 million and $887.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2023, $85.7 million and $63.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of September 30, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.6% and 1.2%, respectively. As of September 30, 2022, we had loans in eight portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.8% and 1.3%, respectively.

As of September 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.1% and 96.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2023 and 2022:

	Year ended
	September 30, 2023	September 30, 2022
Weighted average rate of new investment fundings	11.6%	7.1%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%	5.9%
Weighted average fees of new investment fundings	1.7%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	9.8%	6.6%

As of September 30, 2023, 97.2% and 97.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2022, 97.9% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2023 and 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $58.8 million and $51.6 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and September 30, 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$50,279	0.9%	$252,572	4.6%
4	4,647,644	84.2	4,725,988	86.8
3	803,724	14.6	398,625	7.3
2	14,966	0.3	69,171	1.3
1	—	—	—	—
Total	$5,516,613	100.0%	$5,446,356	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2023 and 2022.

	Weighted Average Price[1]
Category	As of September 30, 2023	As of September 30, 2022
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.9%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	91.3	90.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	27.6	45.9
Total	97.1%	96.6%

(1)Includes only debt investments held as of September 30, 2023 and September 30, 2022. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors. The Board approved the Investment Advisory Agreement on August 3, 2023, pursuant to which the base management fee rate is reduced from 1.375% to 1.0%.

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

•During the third calendar quarter of 2023, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $4.7 million, or 331,104 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first three calendar quarters of 2023, the Trust purchased approximately $15.2 million, or 1,115,308 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2022, the Trust purchased approximately $56.7 million, or 4,140,641 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. All investments as of September 30, 2022 were valued using Level 3 inputs. As of September 30, 2023 and September 30, 2022, all money market funds included in cash, cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $62.9 million and $65.1 million as of September 30, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, $3.7 million was recorded for U.S. federal excise tax. For the years ended September 30, 2022 and 2021, we did not incur U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2023, we recorded a net tax benefit of $0.1 million for taxable subsidiaries. For the years ended September 30, 2022 and 2021, we recorded a net tax expense of $1.2 million and $0.5 million, respectively, for taxable subsidiaries. As of September 30, 2023 and September 30, 2022 we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.1 million and $1.4 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain, or loss are recognized at some time in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.80% and 0.83%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month SOFR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The JPM Credit Facility has a floating interest rate provision that, as of September 30, 2023, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(105,815)	$(32,962)	$(72,853)
Down 150 basis points	(79,361)	(24,721)	(54,640)
Down 100 basis points	(52,907)	(16,481)	(36,426)
Down 50 basis points	(26,453)	(8,240)	(18,213)
Up 50 basis points	26,453	8,240	18,213
Up 100 basis points	52,907	16,481	36,426
Up 150 basis points	79,361	24,721	54,640
Up 200 basis points	105,815	32,962	72,853

(1) Assumes applicable three-month base rate as of September 30, 2023, with the exception of SONIA and Prime that utilize the September 30, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria
Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2023. This report appears on page 122.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2023 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022, by correspondence with the custodians, the underlying investees and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter	At September 30, 2023, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $5,516,513 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

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

Our audit procedures included, among others, evaluating the Company’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments, and testing the mathematical accuracy of the Company’s valuation calculations. For a sample of the Company’s Level 3 investments, and in some cases, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to confirmations sent to the borrowers or agreements or underlying source documents provided to the Company by the borrowers, and available market information from third-party sources, such as market spreads, market multiples, and leverage. In developing our independent fair value estimates, we considered the impact of current economic conditions on trends in borrower financial information and the resulting fair value estimates. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
November 20, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 20, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 20, 2023

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2023	September 30, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,416,739	$5,374,594
Non-controlled affiliate company investments	87,084	57,689
Controlled affiliate company investments	12,790	14,073
Total investments, at fair value (amortized cost of $5,593,836 and $5,569,604, respectively)	5,516,613	5,446,356
Cash and cash equivalents	65,617	117,290
Foreign currencies (cost of $4,540 and $7,021, respectively)	4,208	6,847
Restricted cash and cash equivalents	70,381	56,416
Interest receivable	58,054	20,794
Net unrealized appreciation on forward currency contracts	14,941	32,333
Other assets	3,658	1,188
Total Assets	$5,733,472	$5,681,224
Liabilities
Debt	$3,133,332	$3,093,603
Less unamortized debt issuance costs	(15,613)	(17,211)
Debt less unamortized debt issuance costs	3,117,719	3,076,392
Interest payable	24,749	20,384
Management and incentive fees payable	35,277	33,430
Accrued trustee fees	331	225
Accounts payable and other liabilities	7,518	6,293
Total Liabilities	3,185,594	3,136,724
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 169,594,742 and 170,895,670 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively.	170	171
Paid in capital in excess of par	2,646,912	2,676,674
Distributable earnings (losses)	(99,204)	(132,345)
Total Net Assets	2,547,878	2,544,500
Total Liabilities and Total Net Assets	$5,733,472	$5,681,224
Number of common shares outstanding	169,594,742	170,895,670
Net asset value per common share	$15.02	$14.89

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2023	2022	2021
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$542,780	$355,358	$282,500
Payment-in-kind interest income	36,662	20,922	12,921
Dividend income	16,241	684	1,713
Fee income	2,124	4,232	4,962
Total investment income from non-controlled/non-affiliate company investments	597,807	381,196	302,096
From non-controlled affiliate company investments:
Interest income	1,356	4,275	4,144
Payment-in-kind interest income	3,544	2,223	885
Fee income	76	6	12
Total investment income from non-controlled affiliate company investments	4,976	6,504	5,041
From controlled affiliate company investments:
Interest income(1)	(94)	(111)	(137)
Payment-in-kind interest income	384	209	125
Fee income	17	4	—
Total investment income from controlled affiliate company investments	307	102	(12)
Total investment income	603,090	387,802	307,125
Expenses
Interest and other debt financing expenses	150,610	89,378	65,739
Base management fee	70,802	73,866	61,858
Incentive fee	74,066	17,756	3,214
Professional fees	5,041	3,607	3,992
Administrative service fee	8,300	7,188	7,227
General and administrative expenses	1,501	1,720	1,423
Total expenses	310,320	193,515	143,453
Base management fee waived (Note 3)	—	(1,904)	(4,000)
Net expenses	310,320	191,611	139,453
Net investment income - before tax	292,770	196,191	167,672
Excise tax	3,682	—	—
Income tax	—	72	—
Net investment income - after tax	289,088	196,119	167,672
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(45,889)	18,759	16,927
Non-controlled affiliate company investments	320	166	(3,921)
Controlled affiliate company investments	(927)	—	—
Foreign currency transactions	(328)	371	(5,101)
Forward currency contracts	2,711	1,080	—
Net realized gain (loss) on investment transactions	(44,113)	20,376	7,905
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	33,464	(43,796)	146,823
Non-controlled affiliate company investments	(18,578)	(6,886)	15,543
Controlled affiliate company investments	(619)	(6,124)	(499)
Translation of assets and liabilities in foreign currencies	16,680	(37,335)	2,225
Forward currency contracts	(17,392)	32,243	1,154
Net change in unrealized appreciation (depreciation) on investment transactions	13,555	(61,898)	165,246
Net gain (loss) on investment transactions	(30,558)	(41,522)	173,151
(Provision) benefit for taxes on realized gains on investments	(207)	(302)	—
(Provision) benefit for taxes on unrealized appreciation on investments	308	(855)	(543)
Net increase (decrease) in net assets resulting from operations	$258,631	$153,440	$340,280
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$1.52	$0.90	$2.03
Dividends and distributions declared per common share	$1.40	$1.20	$1.16
Basic and diluted weighted average common shares outstanding (Note 11)	170,324,784	170,674,570	167,994,042
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	167,259,511	$167	$2,624,608	$(228,582)	$2,396,193
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	167,672	167,672
Net realized gain (loss) on investment transactions	—	—	—	7,905	7,905
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	165,246	165,246
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(543)	(543)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,769,073	3	41,068	—	41,071
Distributions from distributable earnings	—	—	—	(194,852)	(194,852)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,425)	1,425	—
Total increase (decrease) for the year ended September 30, 2021	2,769,073	3	39,643	146,853	186,499
Balance at September 30, 2021	170,028,584	170	2,664,251	(81,729)	2,582,692
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	196,119	196,119
Net realized gain (loss) on investment transactions	—	—	—	20,376	20,376
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(61,898)	(61,898)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(302)	(302)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(855)	(855)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(204,806)	(204,806)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(750)	750	—
Total increase (decrease) for the year ended September 30, 2022	867,086	1	12,423	(50,616)	(38,192)
Balance at September 30, 2022	170,895,670	171	2,676,674	(132,345)	2,544,500
Repurchases of common stock, net of commission costs	(1,300,928)	(1)	(16,860)	—	(16,861)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	289,088	289,088
Net realized gain (loss) on investment transactions	—	—	—	(44,113)	(44,113)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	13,555	13,555
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	308	308
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(238,392)	(238,392)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(12,902)	12,902	—
Total increase (decrease) for the year ended September 30, 2023	(1,300,928)	(1)	(29,762)	33,141	3,378
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$258,631	$153,440	$340,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	7,380	7,337	10,203
Accretion of discounts and amortization of premiums on investments	(12,878)	(9,047)	9,394
Accretion of discounts and amortization of premiums on issued debt securities	424	1,715	2,129
Net realized (gain) loss on investments	46,496	(18,925)	(13,006)
Net realized (gain) loss on foreign currency transactions	328	(371)	5,101
Net realized (gain) loss on forward currency contracts	(2,711)	(1,080)	—
Net change in unrealized (appreciation) depreciation on investments	(14,267)	56,806	(161,867)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(16,680)	37,335	(2,225)
Net change in unrealized (appreciation) depreciation on forward currency contracts	17,392	(32,243)	(1,154)
Proceeds from (fundings of) revolving loans, net	(381)	(1,812)	12,170
Fundings of investments	(675,341)	(1,883,080)	(2,082,127)
Proceeds from principal payments and sales of portfolio investments	670,188	1,260,787	1,593,478
Proceeds from settlements of forward currency contracts	2,711	1,080	—
Payment-in-kind interest capitalized	(38,844)	(21,506)	(16,092)
Non-cash dividends capitalized	(14,901)	—	—
Proceeds from non-cash dividends	10	—	—
Changes in operating assets and liabilities:
Interest receivable	(37,260)	(2,533)	(998)
Cash collateral held at broker for forward currency contracts	—	6,960	(3,640)
Receivable from investments sold	—	97	162
Other assets	(2,470)	(910)	524
Interest payable	4,365	7,868	4,641
Management and incentive fees payable	1,847	21,183	(5,100)
Payable for investments purchased	—	(294)	294
Accrued trustee fees	106	225	—
Accounts payable and other liabilities	1,225	505	1,785
Net cash provided by (used in) operating activities	195,370	(416,463)	(306,048)
Cash flows from financing activities
Borrowings on debt	652,583	1,292,672	3,358,842
Repayments of debt	(627,094)	(741,211)	(2,816,054)
Capitalized debt issuance costs	(5,782)	(6,698)	(22,157)
Purchases of common stock (Note 12)	(16,861)	—	—
Distributions paid	(191,465)	(155,208)	(139,122)
Purchases of common stock for dividend reinvestment plan	(46,927)	(36,424)	(14,659)
Net cash provided by (used in) financing activities	(235,546)	353,131	366,850
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents	(40,176)	(63,332)	60,802
Effect of foreign currency exchange rates	(171)	(458)	(889)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, beginning of period	180,553	244,343	184,430
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Year ended September 30,
	2023	2022	2021
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, end of period	$140,206	$180,553	$244,343
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$138,441	$72,458	48,766
Distributions declared for the period	238,392	204,806	194,852
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$13,174	$41,071
Proceeds from issuance of Class A-2-R GCIC 2018 Notes	—	—	38,500
Redemptions of Class A-2 GCIC 2018 Notes	—	—	(38,500)
wor

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2023	September 30, 2022
Cash and cash equivalents	$65,617	$117,290
Foreign currencies (cost of $4,540 and $7,021, respectively)	4,208	6,847
Restricted cash and cash equivalents	70,381	56,416
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$140,206	$180,553
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.+	One stop	SF +	7.00%	(k)(m)	12.33%				02/2029	$24,825	$24,157	1.0%	$24,825
PPW Aero Buyer, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	—
										24,825	24,156	1.0	24,825
Airlines
Accelya Lux Finco S.A.R.L.+(8)(13)	One stop	SF +	6.00%	(l)	11.49%				12/2026	965	955	—	917

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	5.25%	(l)	10.79%				04/2028	9,810	9,680	0.4	9,711
COP CollisionRight Holdings, Inc.+	One stop	SF +	5.25%	(l)	10.79%				04/2028	36	35	—	35
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(l)(m)	10.10%				08/2027	4,840	4,809	0.2	4,647
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(m)	10.09%				08/2027	977	960	—	938
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(m)	10.03%				08/2027	13	12	—	9
North Haven Falcon Buyer, LLC+(23)	One stop	SF +	8.00%	(l)	9.78%	cash/	3.75%	PIK	05/2027	6,243	6,141	0.2	5,493
North Haven Falcon Buyer, LLC+(23)	One stop	SF +	8.00%	(l)	9.82%	cash/	3.75%	PIK	05/2027	1,048	1,037	0.1	922
Polk Acquisition Corp.*#+(23)	Senior secured	SF +	7.00%	(k)	10.67%	cash/	1.75%	PIK	12/2024	18,092	18,078	0.7	17,731
Polk Acquisition Corp.+(23)	Senior secured	SF +	7.00%	(k)	10.67%	cash/	1.75%	PIK	12/2024	60	61	—	57
Polk Acquisition Corp.+(23)	Senior secured	SF +	7.00%	(k)	10.67%	cash/	1.75%	PIK	12/2024	107	107	—	105
										41,226	40,920	1.6	39,648
Automobiles
CG Group Holdings, LLC*#+(23)	One stop	SF +	8.75%	(l)	12.14%	cash/	2.00%	PIK	07/2027	31,764	31,300	1.2	30,493
CG Group Holdings, LLC+(23)	One stop	SF +	8.75%	(k)	12.07%	cash/	2.00%	PIK	07/2026	345	340	—	333
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(k)	11.67%				12/2027	42,433	42,132	1.6	41,583
Denali Midco 2, LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(10)
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	196	194	—	192
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	99	98	—	97
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	79	78	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	79	78	—	77
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	65	65	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	11.92%				12/2027	968	945	—	959
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	653	649	—	640
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	119	118	—	116
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	113	112	—	111
Denali Midco 2, LLC+	One stop	SF +	6.25%	(k)	11.67%				12/2027	81	81	—	80
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(7)	—	(3)
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	11.92%				12/2027	129	126	—	128
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	11.92%				12/2027	65	63	—	64
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	11.92%				12/2027	221	215	—	218
Denali Midco 2, LLC+	One stop	SF +	6.50%	(k)	11.92%				12/2027	261	255	—	258
JHCC Holdings LLC+	One stop	SF +	5.25%	(l)	10.79%				09/2025	15,156	15,026	0.6	14,929
JHCC Holdings LLC+	One stop	SF +	5.25%	(l)	10.79%				09/2025	491	487	—	483
JHCC Holdings LLC+	One stop	SF +	5.25%	(l)	10.79%				09/2025	292	290	—	287
JHCC Holdings LLC+(5)	One stop	SF +	5.25%		N/A(6)				09/2025	—	(1)	—	(2)
JHCC Holdings LLC+	One stop	SF +	5.25%	(l)	10.79%				09/2025	3,309	3,286	0.1	3,259
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC+	One stop	SF +	6.75%	(l)	12.29%	09/2025	$1,109	$1,090	—%	$1,114
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(l)	11.29%	11/2026	23,733	23,574	0.9	22,785
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	11.03%	11/2026	2,602	2,587	0.1	2,498
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.32%	11/2026	2,573	2,545	0.1	2,470
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	11.03%	11/2026	2,552	2,535	0.1	2,450
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.29%	11/2026	1,891	1,879	0.1	1,815
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.27%	11/2026	1,555	1,546	0.1	1,493
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	11.03%	11/2026	1,433	1,416	0.1	1,376
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.29%	11/2026	522	519	—	501
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.29%	11/2026	355	352	—	341
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.29%	11/2026	146	145	—	140
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.29%	11/2026	59	59	—	57
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)(m)	11.34%	11/2026	186	185	—	178
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(16)	—	(93)
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.27%	11/2026	178	177	—	171
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.27%	11/2026	59	59	—	57
POY Holdings, LLC#	One stop	SF +	5.50%	(l)	11.04%	11/2027	9,447	9,316	0.4	9,447
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(1)	—	—
POY Holdings, LLC+	One stop	SF +	5.50%	(l)	11.04%	11/2027	81	80	—	81
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(l)(m)	10.89%	07/2029	4,980	4,939	0.2	4,781
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(m)	10.96%	07/2029	105	103	—	97
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(3)	—	(15)
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	6.50%	(l)	12.02%	10/2026	12,682	12,538	0.5	12,555
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	9,675	9,565	0.4	9,578
Quick Quack Car Wash Holdings, LLC#+	One stop	SF +	6.50%	(l)	12.02%	10/2026	2,289	2,263	0.1	2,266
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(l)	12.02%	10/2026	1,998	1,988	0.1	1,979
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(l)	12.02%	10/2026	1,336	1,328	0.1	1,323
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(l)	12.02%	10/2026	1,089	1,076	—	1,078
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	94	90	—	93
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(2)	—	(2)
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	50	48	—	49
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	342	336	—	338
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	103	99	—	102
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	3,293	3,242	0.1	3,260
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(l)	12.02%	10/2026	94	92	—	93
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.92%	10/2026	1,500	1,485	0.1	1,485
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(35)	—	(35)
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	12.00%	07/2028	8,306	8,173	0.3	8,223
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	12.02%	07/2028	903	896	0.1	894
Spotless Brands, LLC+	One stop	SF +	6.50%		N/A(6)	07/2028	—	—	—	—
Spotless Brands, LLC+	One stop	SF +	6.50%	(l)	11.99%	07/2028	670	665	—	663
TWAS Holdings, LLC#+	One stop	SF +	6.75%	(k)	12.17%	12/2026	40,051	39,793	1.6	39,651
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(k)	12.17%	12/2026	30,255	30,045	1.2	29,953
TWAS Holdings, LLC+	One stop	SF +	6.75%	(k)	12.17%	12/2026	7,854	7,801	0.3	7,775
TWAS Holdings, LLC+	One stop	SF +	6.75%	(k)	12.17%	12/2026	603	599	—	597
TWAS Holdings, LLC+	One stop	SF +	6.75%	(k)	12.17%	12/2026	383	381	—	379
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)	12/2026	—	(2)	—	(4)
							274,054	271,473	10.5	268,470

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC+	One stop	SF +	6.50%	(l)	11.89%		06/2030	$22,623	$22,295	0.9%	$22,396
Financial Information Technologies, LLC+(23)	One stop	N/A			14.00%	PIK	06/2031	11,182	10,869	0.4	10,847
Financial Information Technologies, LLC+(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	(1)
Watermill Express, LLC+	One stop	SF +	5.00%	(l)	10.54%		04/2027	2,221	2,208	0.1	2,221
Watermill Express, LLC+	One stop	SF +	5.00%	(k)	10.42%		04/2027	8	7	—	8
Watermill Express, LLC+	One stop	SF +	5.00%	(l)	10.54%		04/2027	214	214	—	214
Winebow Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.67%		07/2025	7,720	7,671	0.3	7,566
								43,968	43,264	1.7	43,251

Building Products
BECO Holding Company, Inc.#+	One stop	SF +	5.25%	(l)	10.79%	11/2028	7,462	7,407	0.3	7,313
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(k)	10.67%	11/2027	20	17	—	12
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(14)	—	(39)
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	4,063	4,045	0.2	4,063
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	1,374	1,373	0.1	1,374
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	886	883	—	886
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	835	830	—	835
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	425	425	—	425
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	271	270	—	271
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)(m)	11.23%	03/2025	1,450	1,441	0.1	1,450
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	211	211	—	211
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(k)(l)	11.22%	03/2025	113	112	—	113
							17,110	17,000	0.7	16,914
Chemicals
Inhance Technologies Holdings LLC#+	One stop	SF +	6.00%	(l)	11.40%	07/2024	12,314	12,341	0.5	11,637
Inhance Technologies Holdings LLC#	One stop	SF +	6.00%	(l)	11.40%	07/2024	9,813	9,783	0.3	9,273
Inhance Technologies Holdings LLC+	One stop	SF +	6.00%	(l)	11.40%	07/2024	1,871	1,869	0.1	1,768
Inhance Technologies Holdings LLC+	One stop	SF +	6.00%	(k)(l)	11.42%	07/2024	199	200	—	187
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(e)	10.39%	09/2028	33,496	36,220	1.2	29,476
PHM NL SP Bidco B.V.+(8)(14)	One stop	SF +	6.25%	(j)	11.55%	09/2028	13,766	13,593	0.5	12,114
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(i)	11.44%	09/2028	7,335	7,919	0.2	6,455
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(e)	10.01%	09/2028	3,540	3,720	0.1	3,116
							82,334	85,645	2.9	74,026
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC*#+	One stop	SF +	5.25%	(k)(l)	10.79%	10/2028	17,792	17,614	0.7	17,792
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.25%	(k)	10.67%	10/2028	10	8	—	10
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)	10/2028	—	(3)	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	6.25%	(l)	11.66%	09/2030	3,754	3,679	0.2	3,679
Kleinfelder Intermediate, LLC+	One stop	SF +	6.25%	(l)	11.66%	09/2028	59	50	—	50
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2030	—	(7)	—	(8)
North Haven Stack Buyer, LLC*#	Senior secured	SF +	5.50%	(l)	11.02%	07/2027	8,678	8,568	0.3	8,569

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				07/2027	$—	$(18)	—%	$(20)
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(b)(l)	11.40%				07/2027	66	65	—	64
North Haven Stack Buyer, LLC#	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	2,923	2,905	0.1	2,887
North Haven Stack Buyer, LLC#	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	964	958	0.1	952
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	968	962	0.1	956
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	142	141	—	140
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	71	70	—	70
North Haven Stack Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				07/2027	—	(61)	—	(46)
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)				01/2028	—	(35)	—	(35)
Profile Products LLC+	One stop	SF +	5.75%	(l)	11.22%				11/2027	6,293	6,199	0.3	6,167
Profile Products LLC+(8)	One stop	SF +	5.75%	(l)	11.22%				11/2027	1,275	1,258	—	1,250
Profile Products LLC+	One stop	SF +	5.75%	(b)(k)	11.42%				11/2027	42	41	—	41
Profile Products LLC+	One stop	P +	4.75%	(b)	13.25%				11/2027	8	8	—	8
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(l)	11.52%				11/2028	29,225	28,846	1.1	29,225
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(l)	11.52%				11/2028	20,664	20,504	0.8	20,664
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(l)	11.52%				11/2028	9,800	9,696	0.4	9,800
PT Intermediate Holdings III, LLC+	One stop	SF +	6.50%	(l)	11.89%				11/2028	2,243	2,214	0.1	2,260
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8)	—	—
Radwell Parent, LLC+	One stop	SF +	6.53%	(l)	12.02%				03/2029	18,885	18,644	0.7	18,885
Radwell Parent, LLC+	One stop	SF +	6.75%	(l)	12.14%				03/2028	69	64	—	69
Radwell Parent, LLC+(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(7)	—	—
Radwell Parent, LLC#+	One stop	SF +	6.75%	(l)	12.14%				03/2029	24,763	24,118	1.0	24,824
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(l)	11.10%				06/2027	2,458	2,427	0.1	2,458
Trinity Air Consultants Holdings Corporation+(5)	One stop	SF +	5.75%		N/A(6)				06/2027	—	(3)	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(m)	11.27%				06/2027	35	35	—	35
WRE Holding Corp.*#	Senior secured	SF +	5.00%	(k)(m)	10.50%				01/2025	2,204	2,200	0.1	2,204
WRE Holding Corp.+	Senior secured	SF +	5.00%	(k)	10.43%				01/2025	911	908	—	911
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	10.19%				01/2025	668	667	—	668
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	10.19%				01/2025	395	394	—	395
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	10.19%				01/2025	127	127	—	127
WRE Holding Corp.+	Senior secured	SF +	5.00%	(m)	10.19%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.00%	(k)	10.57%				01/2025	353	345	—	353
WRE Holding Corp.+	Senior secured	SF +	5.25%		N/A(6)				01/2025	—	—	—	—
WRE Holding Corp.+	Senior secured	SF +	5.00%	(k)(l)(m)	10.38%				01/2025	150	149	—	150
										156,018	153,745	6.1	155,577
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.75%	(l)	11.13%				09/2028	10,349	10,204	0.4	10,246
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.75%	(d)	9.53%				09/2028	1,123	1,244	—	1,112
										11,472	11,448	0.4	11,358
Containers and Packaging
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(k)	11.98%	cash/	0.50%	PIK	11/2025	743	737	0.1	743
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(k)	11.98%	cash/	0.50%	PIK	11/2025	159	157	—	159
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(k)	11.98%	cash/	0.50%	PIK	11/2025	154	153	—	154
AmerCareRoyal LLC+(8)(23)	Senior secured	SF +	7.00%	(k)(l)	11.98%	cash/	0.50%	PIK	11/2025	133	132	—	133
Chase Intermediate#+	One stop	SF +	5.25%	(k)(l)(m)	10.95%				10/2028	10,818	10,743	0.4	10,601
Chase Intermediate+	One stop	SF +	5.25%	(m)	11.00%				10/2028	120	117	—	113
Chase Intermediate+(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(1)	—	(4)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chase Intermediate+(5)	One stop	SF +	5.75%		N/A(6)	10/2028	$—	$(5)	—%	$(5)
Fortis Solutions Group, LLC*#+	One stop	SF +	5.50%	(l)	10.99%	10/2028	34,402	33,976	1.3	33,370
Fortis Solutions Group, LLC+(5)	One stop	SF +	5.50%		N/A(6)	10/2027	—	(4)	—	(8)
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(l)	10.99%	10/2028	98	17	—	95
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(l)	10.99%	10/2028	358	325	—	190
							46,985	46,347	1.8	45,541
Diversified Consumer Services
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	13.04%	02/2026	1,573	1,547	0.1	1,557
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	13.04%	02/2026	1,508	1,471	0.1	1,493
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	1,088	1,084	0.1	1,077
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	13.04%	02/2026	1,074	1,064	0.1	1,064
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	745	732	—	738
Certus Pest, Inc.#	One stop	SF +	7.50%	(l)	13.04%	02/2026	657	632	—	650
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	640	635	—	634
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	378	371	—	374
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	237	226	—	235
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	129	111	—	128
Certus Pest, Inc.+	One stop	SF +	7.50%	(l)	13.04%	02/2026	54	50	—	54
Certus Pest, Inc.+(5)	One stop	SF +	7.50%		N/A(6)	02/2026	—	(1)	—	(1)
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(k)	10.42%	01/2026	2,695	2,682	0.1	2,695
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Exterminators Acquisitions, Inc.+	Senior secured	SF +	5.50%	(l)	11.02%	07/2029	2,864	2,830	0.1	2,829
COP Exterminators Acquisitions, Inc.+(5)	Senior secured	SF +	5.50%		N/A(6)	07/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.+(5)	Senior secured	SF +	5.50%		N/A(6)	07/2029	—	(26)	—	(20)
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%	(l)	9.90%	07/2027	1,695	1,685	0.1	1,695
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%	(l)	9.90%	07/2027	1,652	1,636	0.1	1,652
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%	(l)	9.92%	07/2027	1,083	1,073	0.1	1,083
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%	(l)	9.98%	07/2027	765	758	—	765
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%	(l)	9.90%	07/2027	197	195	—	197
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.75%	(l)	10.31%	07/2027	119	117	—	119
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(m)	11.59%	09/2028	2,574	2,536	0.1	2,574
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(1)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(12)	—	—
EMS LINQ, LLC+	One stop	SF +	6.25%	(k)	11.67%	12/2027	9,591	9,524	0.4	9,304
EMS LINQ, LLC+(5)	One stop	SF +	6.25%		N/A(6)	12/2027	—	(1)	—	(4)
EWC Growth Partners LLC+	One stop	SF +	6.00%	(l)	11.54%	03/2026	920	914	0.1	920
EWC Growth Partners LLC+	One stop	SF +	6.00%		N/A(6)	03/2026	—	—	—	—
EWC Growth Partners LLC+	One stop	SF +	6.00%	(l)	11.54%	03/2026	14	14	—	14
EWC Growth Partners LLC+	One stop	SF +	6.00%	(l)	11.54%	03/2026	73	73	—	73
Excelligence Learning Corporation#+	One stop	SF +	6.00%	(l)	11.54%	01/2024	10,176	10,157	0.4	10,176
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(l)	11.57%	03/2027	7,668	7,563	0.3	7,592
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(l)	11.57%	03/2027	484	474	—	479
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(b)(l)	12.16%	03/2027	33	32	—	32
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(12)	—	—
FSS Buyer LLC+	One stop	SF +	5.75%	(l)	11.24%	08/2028	5,436	5,360	0.2	5,436
FSS Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)	08/2027	—	(1)	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(m)	11.07%	06/2029	7,704	7,579	0.3	7,627
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(k)(l)	11.07%	06/2028	13	11	—	12

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(l)	8.04%	cash/	2.75%	PIK	09/2026	$2,536	$2,550	0.1%	$2,333
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(l)	8.04%	cash/	2.75%	PIK	09/2026	1,364	1,363	—	1,256
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(l)	8.04%	cash/	2.75%	PIK	09/2026	615	612	—	565
Learn-it Systems, LLC+(5)(23)	Senior secured	L +	4.75%	(a)	10.40%				09/2026	—	—	—	(3)
Liminex, Inc.+	One stop	SF +	7.25%	(l)	12.79%				11/2026	25,462	25,126	1.0	25,462
Liminex, Inc.+	One stop	SF +	7.25%	(l)	12.79%				11/2026	20,000	19,795	0.8	20,000
Liminex, Inc.+	One stop	SF +	7.25%	(l)	12.79%				11/2026	800	793	—	800
Liminex, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(2)	—	—
Liminex, Inc.+	One stop	SF +	7.25%	(l)	12.79%				11/2026	15,837	15,558	0.6	15,837
Litera Bidco LLC+	One stop	SF +	6.00%	(k)	11.42%				05/2026	5,660	5,622	0.2	5,660
Litera Bidco LLC+	One stop	SF +	5.25%	(k)	10.67%				05/2026	3,636	3,647	0.1	3,636
Litera Bidco LLC+	One stop	SF +	5.25%	(k)	10.67%				05/2026	682	694	—	682
Litera Bidco LLC+	One stop	SF +	5.25%	(k)	10.67%				05/2026	682	694	—	682
Litera Bidco LLC+	One stop	SF +	6.00%	(k)	11.42%				05/2026	512	509	—	512
Litera Bidco LLC+	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	11.17%				04/2029	7,577	7,457	0.3	7,274
Mario Purchaser, LLC+(23)	One stop	SF +	10.75%	(k)	16.17%	PIK			04/2032	1,784	1,749	0.1	1,748
Mario Purchaser, LLC+(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(3)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(k)	11.17%				04/2029	169	165	—	154
Mathnasium, LLC#	One stop	SF +	5.00%	(l)	10.51%				11/2027	9,168	9,105	0.4	9,168
Mathnasium, LLC+	One stop	SF +	5.00%	(l)	10.52%				11/2027	11	11	—	11
NSG Buyer, Inc. *#+	One stop	SF +	6.50%	(k)	11.92%				11/2029	20,821	20,423	0.8	20,821
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(35)	—	—
NSG Buyer, Inc. +	One stop	SF +	6.50%		N/A(6)				11/2028	—	—	—	—
PADI Holdco, Inc.*#(23)	One stop	SF +	6.25%	(l)	11.82%				01/2027	21,582	21,242	0.8	21,582
PADI Holdco, Inc.+(8)(9)(23)	One stop	E +	6.25%	(d)	10.03%				01/2027	19,322	20,594	0.8	19,322
PADI Holdco, Inc.+(23)	One stop	SF +	6.25%	(l)	11.79%				01/2027	832	819	—	832
PADI Holdco, Inc.+(23)	One stop	SF +	6.25%	(l)	11.79%				01/2027	172	169	—	172
PADI Holdco, Inc.+	One stop	SF +	6.25%	(l)	11.77%				01/2027	54	50	—	54
Provenance Buyer LLC*#+	One stop	SF +	5.00%	(k)	10.42%				06/2027	18,094	17,864	0.7	18,094
Provenance Buyer LLC#	One stop	SF +	5.00%	(k)	10.42%				06/2027	9,875	9,801	0.4	9,875
Provenance Buyer LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC#+	One stop	SF +	5.25%	(m)	10.82%				04/2028	17,551	17,418	0.7	17,025
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(5)
										268,637	266,870	10.5	266,798
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Adenza Group, Inc. +	One stop	SF +	5.75%	(k)	11.18%	12/2027	$3,975	$3,923	0.1%	$3,975
Adenza Group, Inc. +	One stop	SF +	5.75%		N/A(6)	12/2025	—	—	—	—
Avalara, Inc.+	One stop	SF +	7.25%	(l)	12.64%	10/2028	11,941	11,690	0.5	11,941
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(3)	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(l)	10.72%	07/2027	7,936	7,873	0.3	7,936
Banker's Toolbox, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(l)	10.72%	07/2027	1,478	1,478	—	1,478
Finastra USA, Inc.+(8)	One stop	SF +	7.25%	(m)	12.71%	09/2029	4,950	4,852	0.2	4,851
Finastra USA, Inc.+(8)	One stop	SF +	7.25%	(k)	12.58%	09/2029	11	10	—	10
Flash Topco, Inc.*	One stop	SF +	5.75%	(l)	11.22%	10/2028	9,721	9,649	0.4	9,235
Flash Topco, Inc.+	One stop	SF +	6.50%	(l)	11.87%	10/2028	41	40	—	38
Flash Topco, Inc.+	One stop	SF +	6.50%	(l)	11.87%	12/2024	19	19	—	19
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(k)	10.92%	11/2028	4,530	4,494	0.2	4,507
Higginbotham Insurance Agency, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	11/2028	—	(25)	—	(25)
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(k)	10.92%	11/2028	183	183	—	182
							44,785	44,183	1.7	44,147

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	SF +	4.75%	(l)	10.29%	12/2024	$1,612	$1,601	0.1%	$1,612

Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	6.50%	(k)	11.92%	11/2028	24,533	23,910	1.0	24,533
CST Holding Company+(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1)	—	—
							24,533	23,909	1.0	24,533

Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.25%	(k)	10.67%	09/2028	18,034	18,034	0.7	18,034
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(k)	10.67%	09/2028	3,244	3,224	0.1	3,244
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(k)	10.67%	09/2028	2,179	2,179	0.1	2,179
Cafe Rio Holding, Inc.*#	One stop	SF +	5.25%	(k)	10.67%	09/2028	1,383	1,383	0.1	1,383
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(k)	10.67%	09/2028	1,222	1,222	0.1	1,222
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(k)	10.67%	09/2028	101	101	—	101
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(k)	10.67%	09/2028	176	176	—	176
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(k)	10.67%	09/2028	50	50	—	50
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(k)	10.67%	09/2028	79	79	—	79
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(k)	10.67%	09/2028	100	99	—	100
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	923	918	0.1	923
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	726	722	—	726
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	712	708	—	712
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	351	349	—	351
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	350	347	—	350
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	173	172	—	173
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	105	104	—	105
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	824	817	—	824
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	307	306	—	307
Mendocino Farms, LLC+	One stop	SF +	6.25%	(k)	11.67%	06/2025	514	511	—	514
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(l)	13.04%	06/2024	2,003	2,003	0.1	2,003
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	13.04%	06/2024	406	406	—	406
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	13.04%	06/2024	289	288	—	289
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	13.04%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(l)	13.04%	06/2024	28	28	—	28
Wineshipping.com LLC+	One stop	SF +	5.75%	(l)	11.32%	10/2027	6,725	6,679	0.3	6,456
Wineshipping.com LLC+	One stop	SF +	5.75%	(l)	11.20%	10/2027	184	177	—	177
Wineshipping.com LLC+	One stop	SF +	5.75%	(b)(l)	11.47%	10/2027	63	63	—	60
							41,251	41,145	1.6	40,972

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+(23)	One stop	SF +	6.50%	(l)	12.04%				06/2027	$13,669	$13,510	0.5%	$13,669
Borrower R365 Holdings, LLC+(23)	One stop	SF +	6.50%	(l)	12.04%				06/2027	1,127	1,112	—	1,127
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(23)	One stop	SF +	6.50%	(l)	12.04%				06/2027	43	43	—	43
Flavor Producers, LLC#+(23)	Senior secured	SF +	6.50%	(b)(l)	10.24%	cash/	1.75%	PIK	12/2024	5,035	5,028	0.2	4,682
Flavor Producers, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				09/2024	—	—	—	(2)
Kodiak Cakes, LLC*#+	Senior secured	SF +	8.75%	(l)	14.14%				06/2027	12,338	12,048	0.5	11,998
Kodiak Cakes, LLC+	Senior secured	SF +	8.75%	(l)	14.14%				06/2026	150	146	—	146
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(l)	11.79%				07/2027	9,678	9,616	0.4	9,387
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(b)(k)(l)	12.06%				07/2027	76	75	—	72
MAPF Holdings, Inc.*#+	One stop	SF +	5.00%	(l)	10.54%				12/2026	37,594	37,388	1.5	37,594
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(l)	10.54%				12/2026	120	118	—	120
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(l)	11.54%				12/2026	17,579	17,449	0.7	17,052
P&P Food Safety Holdings, Inc.+	One stop	SF +	6.00%	(l)	11.55%				12/2026	19	18	—	16
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(4)	—	(16)
Purfoods, LLC+(23)	One stop	N/A			7.00%	PIK			05/2026	66	68	—	66
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(k)	11.67%				08/2027	6,604	6,551	0.3	6,604
Ultimate Baked Goods Midco LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(22)	—	—
Whitebridge Pet Brands, LLC*#+	One stop	SF +	4.75%	(k)	10.17%				07/2027	20,777	20,530	0.8	20,777
Whitebridge Pet Brands, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(2)	—	—
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(i)	10.44%				03/2029	6,631	7,077	0.2	6,366
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(i)	10.44%				09/2028	91	90	—	88
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.50%	(l)	11.89%				03/2029	16,243	15,955	0.6	16,283
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.50%	(i)	11.69%				03/2029	5,424	5,389	0.2	5,438
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				03/2029	—	(52)	—	—
										153,264	152,129	5.9	151,510

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	SF +	5.25%	(l)	10.76%				06/2025	$4,115	$4,141	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	SF +	5.25%	(l)	10.76%				06/2025	263	262	—	263
Aspen Medical Products, LLC+	One stop	SF +	5.25%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(j)	11.51%				08/2028	5,415	5,363	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(d)	9.72%				08/2028	3,063	3,396	0.1	3,063
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(i)	11.26%				08/2028	863	947	—	863
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(d)	9.92%				08/2028	731	760	—	731
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)				08/2028	—	(14)	—	—
Belmont Instrument, LLC*#	One stop	SF +	6.25%	(l)	11.64%				08/2028	9,801	9,722	0.4	9,801
Belmont Instrument, LLC+	One stop	SF +	6.25%	(l)	11.64%				08/2028	33	32	—	33
Blades Buyer, Inc.#+	Senior secured	SF +	5.00%	(l)(m)	10.45%				03/2028	9,958	9,880	0.4	9,859
Blades Buyer, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2028	—	(1)	—	(3)
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(k)	10.33%				03/2028	317	316	—	314
Blades Buyer, Inc.+	Senior secured	SF +	5.25%	(k)	10.68%				03/2028	1,301	1,283	0.1	1,301
Blue River Pet Care, LLC*#+	One stop	SF +	5.75%	(l)	11.27%				07/2026	50,675	50,449	2.0	50,167
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(k)(l)	11.24%				08/2025	124	122	—	120
Blue River Pet Care, LLC+(5)	One stop	SF +	5.75%		N/A(6)				07/2026	—	(1)	—	(2)
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(l)	11.27%				07/2026	178	177	—	176
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(l)	11.27%				07/2026	171	170	—	170
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(l)	11.27%				07/2026	764	759	—	757
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(l)	11.27%				07/2026	170	169	—	168
CCSL Holdings, LLC*#(8)	One stop	SF +	6.00%	(k)	11.42%				12/2026	15,241	14,986	0.6	15,089
CCSL Holdings, LLC+(8)	One stop	SF +	6.00%	(k)	11.42%				12/2026	4,114	4,048	0.2	4,073
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.00%	(i)	11.29%				12/2026	2,354	2,385	0.1	2,330
CCSL Holdings, LLC+(5)(8)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(3)	—	(3)
CCSL Holdings, LLC+(5)(8)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(44)	—	(26)
CCSL Holdings, LLC+(5)(8)	One stop	SF +	6.00%		N/A(6)				12/2028	—	(27)	—	(27)
CMI Parent Inc.*#	Senior secured	SF +	4.75%	(k)	10.17%				08/2025	6,432	6,474	0.3	6,432
CMI Parent Inc.*	Senior secured	SF +	4.75%	(k)	10.17%				08/2025	3,094	3,080	0.1	3,094
CMI Parent Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				08/2025	—	(2)	—	—
CMI Parent Inc.*	Senior secured	SF +	4.75%	(k)	10.17%				08/2025	2,903	2,884	0.1	2,903
G & H Wire Company, Inc.+(23)	One stop	SF +	9.00%	(l)	8.07%	cash/	6.50%	PIK	12/2024	11,846	11,798	0.4	9,477
G & H Wire Company, Inc.+(23)	One stop	SF +	9.00%	(l)	8.07%	cash/	6.50%	PIK	12/2024	100	98	—	70
Joerns Healthcare, LLC+(7)(23)	One stop	SF +	18.00%	(l)	23.64%	PIK			01/2024	1,560	1,470	—	515
Joerns Healthcare, LLC+(23)	One stop	SF +	18.00%	(l)	23.64%	PIK			01/2024	310	310	—	310
										135,896	135,389	5.2	131,548

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	SF +	5.50%	(k)	10.92%				12/2027	$8,245	$8,187	0.3%	$7,997
AAH TOPCO, LLC +(23)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,211	1,195	0.1	1,114
AAH TOPCO, LLC +(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AAH TOPCO, LLC +	One stop	SF +	5.50%	(k)	10.92%				12/2027	472	468	—	454
Active Day, Inc.#+	One stop	SF +	5.75%	(l)	11.29%				02/2025	17,566	17,462	0.7	17,216
Active Day, Inc.#+	One stop	SF +	5.75%	(l)	11.29%				02/2025	1,356	1,348	0.1	1,328
Active Day, Inc.*#	One stop	SF +	5.75%	(l)	11.29%				02/2025	874	869	—	856
Active Day, Inc.+	One stop	SF +	5.75%	(l)	11.29%				02/2025	696	692	—	682
Active Day, Inc.+	One stop	SF +	5.75%	(l)	11.29%				02/2025	615	610	—	602
Active Day, Inc.*#	One stop	SF +	5.75%	(l)	11.29%				02/2025	604	600	—	592
Active Day, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				02/2025	—	(2)	—	(4)
Active Day, Inc.+	One stop	SF +	5.75%	(l)	11.29%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	11.55%				03/2026	16,343	16,198	0.6	16,343
Acuity Eyecare Holdings, LLC+(23)	One stop	N/A			16.50%				06/2027	12,165	12,007	0.5	12,165
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.79%				03/2026	4,036	4,012	0.2	4,036
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.80%				03/2026	3,596	3,570	0.2	3,596
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(l)	11.79%				03/2026	3,504	3,484	0.2	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.79%				03/2026	3,171	3,185	0.1	3,171
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	11.53%				03/2026	2,027	1,999	0.1	2,027
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.79%				03/2026	1,849	1,866	0.1	1,849
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.79%				03/2026	447	445	—	447
Acuity Eyecare Holdings, LLC+(23)	One stop	SF +	13.00%	(l)	11.79%	cash/	6.75%	PIK	03/2026	264	263	—	268
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.79%				03/2026	165	164	—	165
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	11.52%				03/2026	30	27	—	30
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(l)	11.79%				03/2026	109	108	—	109
Acuity Eyecare Holdings, LLC+(23)	One stop	SF +	13.00%	(l)	11.79%	cash/	6.75%	PIK	03/2026	102	102	—	102
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(l)	11.79%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2026	—	(2)	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(l)	11.55%				03/2026	1,033	1,024	0.1	1,033
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.13%	(l)	11.65%				03/2027	4,661	4,625	0.2	4,661
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.13%	(l)	11.65%				03/2027	3,896	3,855	0.2	3,896
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	SF +	10.50%	(k)	15.92%				03/2028	2,213	2,192	0.1	2,213
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	SF +	10.50%	(k)	15.92%				03/2028	846	840	—	846
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	SF +	10.50%	(k)	15.92%				03/2028	264	262	—	264
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.25%	(k)	11.67%				03/2027	153	151	—	153
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.25%	(k)(l)	11.68%				03/2027	72	72	—	72
Bamboo US Bidco LLC+	One stop	SF +	6.00%	(k)	11.32%				09/2030	2,424	2,352	0.1	2,352
Bamboo US Bidco LLC+(8)(9)	One stop	E +	6.00%	(c)	9.86%				09/2030	1,595	1,547	0.1	1,547
Bamboo US Bidco LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(15)	—	(15)
Bamboo US Bidco LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2030	—	(6)	—	(6)
Community Care Partners, LLC+	One stop	SF +	6.00%	(k)	11.43%				06/2026	2,325	2,311	0.1	2,186
Community Care Partners, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(2)	—	—
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	19,501	19,500	0.8	19,209
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	5,145	5,126	0.2	5,068

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	$4,070	$4,063	0.2%	$4,008
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	3,485	3,471	0.1	3,433
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	200	199	—	196
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(i)	9.69%				04/2025	54,300	60,233	2.1	53,757
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(i)	12.94%				04/2026	19,268	21,320	0.8	19,171
Emerge Intermediate, Inc.*#(23)	One stop	SF +	7.25%	(k)	11.42%	cash/	1.25%	PIK	05/2024	19,231	19,186	0.8	19,231
Emerge Intermediate, Inc.+(23)	One stop	SF +	7.25%	(k)	11.42%	cash/	1.25%	PIK	05/2024	1,741	1,736	0.1	1,741
Emerge Intermediate, Inc.+(23)	One stop	SF +	7.25%	(k)	11.43%	cash/	1.25%	PIK	05/2024	134	132	—	134
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	975	972	—	945
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	613	611	—	594
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	304	303	—	295
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	291	290	—	282
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	263	262	—	256
Encorevet Group LLC+	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	242	241	—	235
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	161	161	—	156
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	113	113	—	110
Encorevet Group LLC+	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	109	109	—	105
Encorevet Group LLC+	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	68	67	—	66
Encorevet Group LLC+	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	56	56	—	54
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	55	55	—	54
Encorevet Group LLC+	One stop	SF +	6.75%	(l)	12.32%				11/2024	32	32	—	31
Encorevet Group LLC+	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	10	10	—	9
Encorevet Group LLC+	Senior secured	SF +	6.75%	(l)	12.28%				11/2024	47	47	—	45
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(l)	11.15%				11/2028	9,116	9,063	0.3	7,566
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(l)	11.10%				11/2027	60	59	—	37
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%				03/2027	10,516	10,592	0.4	10,516
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%				03/2027	82	80	—	82
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%				03/2027	471	499	—	471
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%				03/2027	166	170	—	166
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(l)	11.27%				03/2027	70	69	—	70
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(l)	11.27%				03/2027	94	93	—	94
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%				03/2027	690	715	—	690
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(k)	10.17%				12/2026	836	830	—	819
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(k)	10.17%				12/2026	161	160	—	158
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(l)	9.99%				03/2028	9,896	9,832	0.4	9,896
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(l)	10.79%				05/2025	2,287	2,283	0.1	2,287
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(l)	10.79%				05/2025	1,840	1,832	0.1	1,840
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(l)	10.79%				05/2025	1,080	1,093	—	1,080
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(l)	10.79%				05/2025	60	60	—	60
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(l)	10.79%				05/2025	1,086	1,077	—	1,086
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%				05/2028	17,876	19,826	0.7	16,983
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(l)	11.04%				05/2028	4,282	4,242	0.2	4,068
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(l)	11.04%				05/2028	2,787	2,768	0.1	2,648
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2028	$1,090	$1,181	—%	$1,035
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2028	568	595	—	539
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2026	182	184	—	177
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	SF +	5.50%	(l)	11.04%	05/2026	80	79	—	77
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)	One stop	SF +	5.50%	(l)	11.04%	05/2028	18	17	—	17
Oliver Street Dermatology Holdings, LLC+(7)(23)	One stop	SF +	11.33%	(l)	16.87%	11/2023	26,731	16,786	0.7	18,178
Oliver Street Dermatology Holdings, LLC+(23)	One stop	SF +	6.25%	(l)	11.79%	11/2023	15,083	15,083	0.6	15,083
Oliver Street Dermatology Holdings, LLC+(23)	One stop	SF +	6.25%	(l)	11.79%	11/2023	388	388	—	388
Pinnacle Treatment Centers, Inc.*#	One stop	SF +	6.75%	(l)	12.32%	01/2026	18,532	18,201	0.7	18,532
Pinnacle Treatment Centers, Inc.*	One stop	SF +	6.75%	(l)	12.32%	01/2026	7,476	7,349	0.3	7,476
Pinnacle Treatment Centers, Inc.#+	One stop	SF +	6.75%	(l)	12.32%	01/2026	1,523	1,497	0.1	1,523
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(l)	12.32%	01/2026	688	676	—	688
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(l)	12.32%	01/2026	182	178	—	182
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(l)	12.32%	01/2026	197	193	—	197
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(l)	12.32%	01/2026	104	102	—	104
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.75%	(l)	12.32%	01/2026	37	36	—	37
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.75%	(l)	12.32%	01/2026	2,181	2,144	0.1	2,181
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.75%	(l)	12.32%	01/2026	1,147	1,127	—	1,147
Suveto Buyer, LLC+	One stop	SF +	4.25%	(k)	9.67%	09/2027	19,672	19,543	0.7	19,082
Suveto Buyer, LLC+	One stop	SF +	4.25%	(k)	9.67%	09/2027	24	23	—	19
							388,703	387,084	14.7	374,314

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(m)	13.36%				09/2024	$374	$373	—%	$374
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(k)	10.82%				05/2028	5,196	5,155	0.2	5,014
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(k)	10.82%				05/2028	14	14	—	12
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(k)	11.57%				05/2028	1,571	1,558	0.1	1,516
Coding Solutions Acquisition, Inc.+	One stop	SF +	6.00%	(l)	11.32%				05/2028	632	616	—	616
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				05/2028	—	(28)	—	(28)
Color Intermediate, LLC+	One stop	SF +	5.50%	(l)	10.99%				10/2029	11,665	11,465	0.4	11,315
Connexin Software, Inc.+	One stop	SF +	8.50%	(l)	13.89%				02/2024	9,465	9,470	0.4	9,465
Connexin Software, Inc.+	One stop	SF +	8.50%	(l)	13.89%				02/2024	20	20	—	20
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(l)	13.12%				01/2029	4,631	4,548	0.2	4,631
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(l)	12.40%				05/2027	7,549	7,495	0.3	7,474
ESO Solution, Inc.+	One stop	SF +	7.00%	(l)	12.33%				03/2027	43	42	—	42
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	11.19%				08/2026	6,122	6,104	0.2	6,046
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	11.19%				08/2026	2,919	2,897	0.1	2,883
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	11.32%				08/2026	1,923	1,913	0.1	1,899
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	11.19%				08/2026	1,341	1,327	0.1	1,325
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	11.19%				08/2026	628	626	—	620
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(b)(m)	11.59%				09/2025	76	76	—	76
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(m)	11.19%				08/2026	131	130	—	129
HSI Halo Acquisition, Inc.+	One stop	SF +	6.25%	(m)	11.82%				08/2026	485	480	—	485
Neptune Holdings, Inc.+	One stop	SF +	6.00%	(m)	11.50%				09/2030	4,950	4,877	0.2	4,888
Neptune Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
Plasma Buyer LLC+	One stop	SF +	5.75%	(l)	11.14%				05/2029	5,349	5,263	0.2	4,921
Plasma Buyer LLC+	One stop	SF +	5.75%	(l)	11.14%				05/2028	11	10	—	7
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(11)	—	—
QF Holdings, Inc.+	One stop	SF +	6.25%	(l)	11.72%				12/2027	626	619	—	626
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(l)	10.49%				06/2025	14,813	14,813	0.6	14,517
Qgenda Intermediate Holdings, LLC#	One stop	SF +	5.00%	(l)	10.49%				06/2025	12,070	12,023	0.5	11,829
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(l)	10.49%				06/2025	1,440	1,436	0.1	1,411
Qgenda Intermediate Holdings, LLC#	One stop	SF +	5.00%	(l)	10.49%				06/2025	962	963	—	943
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(l)	10.49%				06/2025	200	200	—	196
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	10,760	10,687	0.4	10,814
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	10,474	10,159	0.4	10,526
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	6,901	6,854	0.3	6,935
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	1,774	1,762	0.1	1,783
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	1,577	1,567	0.1	1,585
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	1,183	1,175	—	1,189
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	986	979	—	990
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	789	783	—	793
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	157	156	—	158
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(k)	9.92%	cash/	3.50%	PIK	06/2025	84	84	—	84
Transaction Data Systems, Inc.*#+	One stop	SF +	4.50%	(l)	10.04%				02/2026	65,427	64,881	2.6	65,427
Transaction Data Systems, Inc.+	One stop	SF +	4.50%	(k)	9.93%				02/2026	180	178	—	180
Veranex, Inc.+	Senior secured	SF +	5.25%	(m)	10.64%				04/2028	3,146	3,122	0.1	2,674
Veranex, Inc.+	Senior secured	SF +	5.25%	(m)	10.63%				04/2028	50	50	—	43
Veranex, Inc.+	Senior secured	SF +	5.25%	(m)	10.54%				04/2028	25	25	—	21
										198,719	196,934	7.7	196,453

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(l)	11.57%				08/2028	$7,602	$7,540	0.3%	$7,602
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(l)	11.57%				08/2028	510	493	—	510
BJH Holdings III Corp.*#+	One stop	SF +	4.50%	(l)	9.90%				08/2025	50,191	50,681	2.0	49,690
BJH Holdings III Corp.+	One stop	SF +	4.50%	(k)(l)	9.92%				08/2025	280	277	—	272
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(k)	10.67%				07/2025	5,468	5,568	0.2	5,468
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(k)	10.67%				07/2025	844	840	—	844
Davidson Hotel Company, LLC+	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	4.75%	(m)	10.34%				01/2026	9,295	9,298	0.4	9,156
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(m)	10.34%				01/2026	887	887	—	874
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(b)(l)(m)	11.00%				01/2026	104	104	—	104
EOS Fitness Opco Holdings, LLC+	One stop	SF +	4.75%	(l)	10.29%				01/2026	883	875	—	869
ESN Venture Holdings, LLC*	One stop	SF +	6.00%	(l)	11.39%				10/2028	3,625	3,582	0.2	3,625
ESN Venture Holdings, LLC+	One stop	SF +	6.00%	(l)	11.39%				10/2028	16	14	—	16
ESN Venture Holdings, LLC+	One stop	SF +	6.00%	(l)(m)	11.27%				10/2028	168	142	—	168
Harri US LLC+(23)	One stop	SF +	10.00%	(l)	11.57%	cash/	4.00%	PIK	08/2026	840	778	—	845
Harri US LLC+	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC+(23)	One stop	SF +	10.00%	(l)	11.57%	cash/	4.00%	PIK	08/2026	552	549	—	558
Harri US LLC+(23)	One stop	SF +	10.00%	(l)	11.57%	cash/	4.00%	PIK	08/2026	568	567	—	573
Health Buyer, LLC+	Senior secured	SF +	5.25%	(b)(l)	10.80%				04/2029	2,578	2,547	0.1	2,487
Health Buyer, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	(1)
Health Buyer, LLC+	Senior secured	SF +	5.50%	(l)	10.89%				04/2029	1,171	1,143	0.1	1,142
Health Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(7)	—	(7)
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	10.29%				11/2025	990	983	—	990
SSRG Holdings, LLC+	One stop	SF +	4.75%	(l)	10.29%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	4.75%	(l)	10.27%				09/2026	19,466	19,333	0.8	19,466
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	4.75%	(k)(l)	10.30%				09/2026	12,214	12,109	0.5	12,214
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	4.75%	(l)	10.27%				09/2026	5,338	5,298	0.2	5,338
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2026	—	(1)	—	—
YE Brands Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%				10/2027	4,950	4,901	0.2	4,901
YE Brands Holding, LLC+(5)	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	(1)
										128,560	128,520	5.0	127,723
Household Durables
Groundworks LLC+	One stop	SF +	6.50%	(l)	11.81%				03/2030	6,891	6,706	0.3	6,891
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(17)	—	—
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										6,891	6,688	0.3	6,891
Household Products
WU Holdco, Inc.#+	One stop	SF +	5.50%	(l)	11.04%				03/2026	3,703	3,738	0.1	3,592
WU Holdco, Inc.+	One stop	SF +	5.50%	(l)	11.04%				03/2026	1,305	1,305	0.1	1,266
WU Holdco, Inc.+	One stop	SF +	5.50%	(l)	11.04%				03/2026	339	337	—	329
WU Holdco, Inc.+	One stop	SF +	5.50%	(l)	11.04%				03/2025	30	30	—	30
										5,377	5,410	0.2	5,217

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	SF +	4.75%	(l)	10.22%	04/2026	$2,331	$2,364	0.1%	$2,284
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(l)	10.24%	04/2026	134	133	—	131
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(l)	10.23%	04/2026	148	148	—	145
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(b)(l)	11.25%	07/2027	3,883	3,824	0.1	3,883
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(k)(l)	11.23%	07/2027	12	11	—	12
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(7)	—	—
Essential Services Holdings Corporation+	One stop	SF +	5.75%	(l)	11.15%	11/2026	1,485	1,476	0.1	1,455
Essential Services Holdings Corporation+(5)	One stop	SF +	5.75%		N/A(6)	11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	11.21%	08/2029	7,555	7,431	0.3	7,480
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(d)	9.54%	08/2029	1,237	1,187	—	1,224
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(l)	11.27%	08/2028	132	130	—	130
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(12)	—	(9)
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.00%	(j)	11.57%	11/2027	7,961	7,831	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(d)	9.78%	11/2027	7,073	7,859	0.3	7,073
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(d)	9.78%	11/2027	3,479	3,442	0.1	3,479
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.25%	(j)	11.81%	11/2027	2,510	2,466	0.1	2,516
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.03%	11/2027	1,291	1,324	0.1	1,294
Specialty Measurement Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)	11/2027	—	(36)	—	—
							39,231	39,570	1.5	39,056

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2026	$—	$(72)	—%	$(75)
Accession Risk Management Group, Inc.*#+	One stop	SF +	5.50%	(l)	11.02%				10/2026	25,373	25,125	1.0	24,738
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(l)	11.03%				10/2026	6,494	6,293	0.3	6,332
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(l)	11.04%				10/2026	1,503	1,494	0.1	1,465
Accession Risk Management Group, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2026	—	(1)	—	(2)
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(l)	11.07%				10/2026	5,565	5,526	0.2	5,426
Alera Group, Inc.+	One stop	SF +	6.00%	(k)	11.42%				10/2028	25,114	24,934	1.0	24,863
Alera Group, Inc.+	One stop	SF +	6.00%	(k)	11.42%				10/2028	7,137	7,059	0.3	7,066
Alera Group, Inc.+	One stop	SF +	6.00%	(k)	11.42%				10/2028	608	604	—	602
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)	10.74%				07/2027	3,156	3,136	0.1	3,125
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)	10.74%				07/2027	940	937	—	930
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)	10.74%				07/2027	782	776	—	774
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(k)	10.67%				07/2027	4	4	—	4
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC+(23)	One stop	SF +	5.25%	(k)	5.29%	cash/	5.78%	PIK	07/2029	10,130	9,969	0.4	10,130
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.+	One stop	SF +	7.50%	(l)	12.92%				03/2029	4,069	3,976	0.2	3,968
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC+	One stop	SF +	6.00%	(k)(l)(m)	11.38%				07/2030	3,289	3,209	0.1	3,207
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(9)	—	(9)
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(l)	11.57%				08/2026	3,016	2,983	0.1	3,001
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(l)	11.32%				08/2026	2,396	2,379	0.1	2,366
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(l)	11.57%				08/2026	1,502	1,485	0.1	1,494
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	5.80%	(l)	11.32%				08/2026	765	762	—	756
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(l)	11.32%				08/2026	463	461	—	457
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(l)	11.57%				08/2026	242	240	—	240
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.02%	(l)	11.54%				08/2026	182	181	—	181
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(l)	11.53%				08/2026	2,133	2,100	0.1	2,111
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(24)	—	(50)
J.S. Held Holdings, LLC#+	One stop	SF +	5.50%	(l)	11.04%				07/2025	6,355	6,343	0.2	6,292
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	11.04%				07/2025	1,463	1,451	0.1	1,448
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	11.04%				07/2025	1,416	1,400	0.1	1,401
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	11.04%				07/2025	146	144	—	143
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	11.04%				07/2025	96	94	—	92
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(l)	11.04%				07/2025	271	270	—	269
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(l)	11.04%				05/2027	2,821	2,790	0.1	2,821
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(l)	11.04%				05/2027	181	179	—	181
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(l)	11.04%				05/2027	742	732	—	742
Illumifin Corporation+(23)	One stop	SF +	7.00%	(l)	6.58%	cash/	6.00%	PIK	09/2027	3,022	2,983	0.1	2,599
Majesco*#	One stop	SF +	7.38%	(l)	12.77%				09/2027	18,560	18,379	0.7	18,560
Majesco+(5)	One stop	SF +	7.38%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(k)	12.92%				09/2025	31,733	31,547	1.2	31,733
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(k)	12.92%				09/2025	9,607	9,503	0.4	9,607
Paisley Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(d)	10.21%				03/2028	1,404	1,393	0.1	1,404
Paisley Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(52)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(m)	11.97%				05/2030	$14,460	$14,184	0.6%	$14,460
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(m)	11.97%				05/2030	4,820	4,728	0.2	4,820
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(l)	11.28%				10/2028	10,951	10,872	0.4	10,732
Patriot Growth Insurance Services, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	—	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(b)(l)	11.29%				10/2028	1,449	1,431	0.1	1,404
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	11.75%				02/2028	13,608	14,424	0.5	13,608
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(h)	11.75%				02/2028	4,442	4,834	0.2	4,442
People Corporation+(8)(9)(12)	One stop	C +	5.75%	(h)	11.21%				02/2028	11,352	11,485	0.4	11,152
People Corporation+(5)(8)(9)(12)	One stop	C +	6.25%		N/A(6)				02/2027	—	(1)	—	(3)
People Corporation+(8)(9)(12)	One stop	C +	6.00%	(g)	11.44%				02/2028	178	154	—	129
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	11.54%				10/2026	767	760	—	767
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	11.54%				10/2026	914	909	—	914
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(l)	11.54%				10/2026	389	385	—	389
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(k)	11.42%				10/2026	2	2	—	2
										246,012	244,842	9.5	243,204
Internet & Catalog Retail
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	14,860	14,773	0.5	13,969
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	8,698	8,646	0.3	8,176
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	4,313	4,287	0.2	4,054
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	2,598	2,583	0.1	2,442
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	1,674	1,663	0.1	1,574
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	393	391	—	370
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.30%				04/2027	29	27	—	15
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.24%				04/2027	43	41	—	40
										32,608	32,411	1.2	30,640
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(a)	12.34%				10/2025	9,578	9,532	0.4	9,578
Acquia, Inc.+	One stop	SF +	7.00%	(l)(m)	12.67%				10/2025	27	27	—	27
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(l)	9.57%	cash/	2.50%	PIK	08/2027	6,319	6,267	0.3	6,256
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(l)	9.57%	cash/	2.50%	PIK	08/2027	3,732	3,705	0.2	3,695
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(l)	9.57%	cash/	2.50%	PIK	08/2027	2,962	2,938	0.1	2,932
CivicPlus, LLC+(23)	One stop	SF +	11.75%	(m)	17.00%	PIK			06/2034	234	229	—	232
CivicPlus, LLC+	One stop	SF +	6.00%	(k)	11.42%				08/2027	6	6	—	6
Critical Start, Inc.+(23)	One stop	SF +	6.75%	(l)	8.46%	cash/	3.63%	PIK	05/2028	3,343	3,318	0.1	3,310
Critical Start, Inc.+(23)	One stop	SF +	6.75%	(l)	8.46%	cash/	3.63%	PIK	05/2028	1,525	1,498	0.1	1,510
Critical Start, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	SF +	5.75%	(l)	11.29%				03/2028	16,412	16,257	0.6	16,084
Delinea Inc.#	One stop	SF +	5.75%	(l)	11.29%				03/2028	9,488	9,395	0.4	9,299
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	(4)
Optimizely North America, Inc.#+	One stop	SF +	5.50%	(l)	11.04%				04/2026	21,277	21,112	0.8	20,850
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.75%	(d)	9.69%				04/2026	18,752	19,978	0.7	18,377
Optimizely North America, Inc.*#	One stop	SF +	5.50%	(l)	11.04%				04/2026	11,813	11,839	0.5	11,577
Optimizely North America, Inc.*	One stop	SF +	5.50%	(l)	11.04%				04/2026	6,535	6,479	0.3	6,404
Optimizely North America, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(2)	—	(11)
Optimizely North America, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(2)	—	(10)
Goldcup 31018 AB+(8)(9)(17)(23)	One stop	E +	6.50%	(e)	10.43%	PIK			07/2029	8,621	8,132	0.3	8,535
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB+(8)(9)(17)(23)	One stop	E +	6.50%	(e)	10.43%	PIK			07/2029	804	793	—	790
Infinisource, Inc.*#	One stop	SF +	4.50%	(m)	10.09%				10/2026	27,517	27,273	1.1	27,517
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	$8,318	$8,267	0.3%	$8,318
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	2,006	1,979	0.1	2,006
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	301	299	—	301
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	213	212	—	213
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	104	104	—	104
Infinisource, Inc.+	One stop	SF +	4.50%	(l)	10.06%	10/2026	32	29	—	32
Infinisource, Inc.+(5)	One stop	SF +	4.50%		N/A(6)	10/2026	—	(1)	—	—
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	85	77	—	85
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	484	481	—	484
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%	10/2026	285	278	—	285
Netwrix Corporation*+	One stop	SF +	5.00%	(l)(m)	10.37%	06/2029	4,196	4,168	0.2	4,112
Netwrix Corporation+	One stop	SF +	5.00%	(m)	10.47%	06/2029	44	42	—	40
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)	06/2029	—	(6)	—	(24)
PCS Intermediate II Holdings, LLC#	One stop	SF +	5.25%	(l)	10.77%	01/2026	14,056	14,001	0.6	14,056
PCS Intermediate II Holdings, LLC#	One stop	SF +	5.25%	(l)	10.77%	01/2026	2,029	2,019	0.1	2,029
PCS Intermediate II Holdings, LLC+	One stop	SF +	5.25%		N/A(6)	01/2026	—	—	—	—
Recordxtechnologies, LLC#(23)	One stop	SF +	6.50%	(l)	11.89%	12/2025	729	724	—	714
Recordxtechnologies, LLC+(23)	One stop	SF +	6.50%	(l)	11.89%	12/2025	114	113	—	112
Recordxtechnologies, LLC+(23)	One stop	SF +	6.50%	(l)	11.89%	12/2025	62	61	—	60
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(i)	9.69%	11/2025	20,842	23,302	0.8	20,634
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(l)	9.99%	11/2025	5,486	5,461	0.2	5,431
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(l)	9.74%	11/2025	729	726	—	718
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(l)	9.74%	11/2025	130	129	—	128
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	SF +	4.50%		N/A(6)	11/2025	—	—	—	(1)
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(l)	9.74%	11/2025	13	13	—	12
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(l)	9.99%	11/2025	318	317	—	315
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	16.12%	10/2026	1,098	1,083	0.1	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	16.12%	10/2026	266	266	—	266
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(l)	16.12%	10/2026	82	81	—	82
Saturn Borrower Inc.+(23)	One stop	SF +	6.50%	(l)	12.04%	09/2026	19,897	19,596	0.7	19,101
Saturn Borrower Inc.+	One stop	SF +	6.50%	(l)	12.04%	09/2026	103	101	—	99
WPEngine, Inc.+	One stop	SF +	6.50%	(m)	11.92%	08/2029	3,522	3,453	0.1	3,469
WPEngine, Inc.+(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	(1)
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(l)	11.92%	07/2027	4,777	4,777	0.2	4,777
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(l)	11.91%	07/2027	20	20	—	20
							239,286	240,940	9.3	236,027

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+(23)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	$8,425	$8,444	0.3%	$8,425
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	1,240	1,237	0.1	1,240
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	861	868	—	861
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	449	452	—	449
WBZ Investment LLC+	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	—
										10,975	11,001	0.4	10,975
Life Sciences Tools & Services
Celerion Buyer, Inc.*#	One stop	SF +	6.50%	(m)	11.93%				11/2029	21,380	20,918	0.9	21,380
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(73)	—	—
Covaris Intermediate 3, LLC+	One stop	SF +	5.25%	(l)	10.79%				01/2028	5,850	5,807	0.2	5,557
Covaris Intermediate 3, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	(3)
Covaris Intermediate 3, LLC+	One stop	SF +	5.25%	(l)	10.79%				01/2028	39	37	—	25
PAS Parent Inc.*#+	One stop	SF +	5.25%	(k)	10.68%				12/2028	33,571	33,063	1.3	32,898
PAS Parent Inc.+(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(7)	—	(7)
PAS Parent Inc.+(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(4)	—	(2)
Reaction Biology Corporation#	One stop	SF +	5.25%	(l)	10.79%				03/2029	7,943	7,880	0.3	7,546
Reaction Biology Corporation+(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(2)	—	(10)
Reaction Biology Corporation+	One stop	SF +	5.25%	(l)	10.79%				03/2029	75	74	—	68
Reaction Biology Corporation+	One stop	SF +	5.25%	(m)	10.87%				03/2029	182	180	—	173
Reaction Biology Corporation+	One stop	SF +	5.25%	(l)	10.79%				03/2029	121	120	—	115
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(k)	10.87%				08/2027	989	982	—	979
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(k)	10.87%				08/2027	835	824	—	827
Unchained Labs, LLC+	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										70,985	69,798	2.7	69,546
Machinery
Bad Boy Mowers Acquisition, LLC+	Senior secured	SF +	4.25%	(k)	9.68%				03/2028	1,866	1,863	0.1	1,866
Blackbird Purchaser, Inc.*+	Senior secured	SF +	4.25%	(k)	9.67%				04/2026	19,174	19,259	0.8	19,174
Blackbird Purchaser, Inc.+	Senior secured	SF +	4.25%		N/A(6)				10/2025	—	—	—	—
Chase Industries, Inc.+(23)(24)	Senior secured	SF +	7.00%	(l)	11.04%	cash/	1.50%	PIK	05/2025	12,059	12,059	0.4	11,004
Chase Industries, Inc.+(23)(24)	Senior secured	SF +	7.00%	(l)	11.04%	cash/	1.50%	PIK	05/2025	985	985	—	900
Chase Industries, Inc.+(23)(24)	Senior secured	SF +	7.00%	(l)	11.04%	cash/	1.50%	PIK	05/2025	170	170	—	138
										34,254	34,336	1.3	33,082
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	11.39%				04/2029	19,572	19,417	0.7	18,985
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(l)	11.39%				04/2029	75	73	—	68
										19,647	19,490	0.7	19,053
Media
Triple Lift, Inc.+	One stop	SF +	5.75%	(l)	11.30%				05/2028	5,289	5,220	0.2	5,077
Triple Lift, Inc.+	One stop	SF +	5.75%	(l)	11.30%				05/2028	1,122	1,105	—	1,077
Triple Lift, Inc.+	One stop	SF +	5.75%	(l)	11.20%				05/2028	27	26	—	25
										6,438	6,351	0.2	6,179
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	SF +	6.50%	(l)	12.02%				10/2024	45,138	45,113	1.8	45,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.50%	(k)	11.92%				05/2025	$20,210	$20,261	0.8%	$20,210
3ES Innovation, Inc.+(8)(12)	One stop	SF +	6.50%	(k)	11.92%				05/2025	80	79	—	80
Envernus, Inc.*#+	Senior secured	SF +	4.25%	(k)	9.67%				07/2025	38,453	38,575	1.5	38,259
Envernus, Inc.+	Senior secured	SF +	4.50%	(k)	9.92%				07/2025	16,960	16,791	0.7	16,960
Envernus, Inc.+	Senior secured	SF +	4.50%	(k)	9.92%				09/2026	66	61	—	66
Project Power Buyer, LLC*#+	One stop	SF +	7.00%	(l)	12.39%				05/2026	40,066	39,553	1.5	40,066
Project Power Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										115,835	115,319	4.5	115,641
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(l)	11.29%				12/2027	10,074	10,001	0.4	9,670
Messenger, LLC+	One stop	SF +	5.75%	(l)	11.27%				12/2027	99	98	—	95
Messenger, LLC+	One stop	SF +	5.75%	(l)	11.29%				12/2027	49	49	—	47
Messenger, LLC+	One stop	P +	4.75%	(b)	13.25%				12/2027	21	21	—	19
										10,243	10,169	0.4	9,831
Personal Products
IMPLUS Footcare, LLC+(23)	One stop	SF +	8.75%	(l)	13.30%	cash/	1.00%	PIK	07/2024	30,496	30,574	1.2	28,852
IMPLUS Footcare, LLC+(23)	One stop	SF +	8.75%	(l)	13.30%	cash/	1.00%	PIK	07/2024	5,208	5,222	0.2	4,927
IMPLUS Footcare, LLC*+(23)	One stop	SF +	8.75%	(l)	13.30%	cash/	1.00%	PIK	07/2024	751	755	—	710
										36,455	36,551	1.4	34,489

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#	One stop	SF +	5.50%	(l)	11.04%				02/2026	$25,232	$25,089	1.0%	$23,970
ACP Ulysses Buyer, Inc.*	One stop	SF +	5.50%	(l)	11.04%				02/2026	1,091	1,076	—	1,036
Amalthea Parent, Inc.*#+(8)(12)	One stop	SF +	5.00%	(k)	10.43%				03/2027	58,695	58,287	2.1	53,997
Amalthea Parent, Inc.+(5)(8)(12)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(22)
Apothecary Products, LLC+	Senior secured	SF +	6.50%	(m)	12.10%				07/2025	2,632	2,608	0.1	2,632
Apothecary Products, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				07/2025	—	(7)	—	—
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(l)	10.89%				05/2029	17,007	16,733	0.7	16,497
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	11.07%				05/2029	74	69	—	68
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(m)	11.21%				05/2029	1,148	1,117	—	1,096
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(l)	11.14%				05/2029	2,814	2,766	0.1	2,758
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(m)	11.21%				05/2029	182	177	—	174
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(k)	11.43%				10/2028	10,520	10,370	0.4	10,310
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(k)	11.43%				10/2027	12	11	—	10
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(k)	11.43%				10/2028	3,527	3,475	0.1	3,457
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(k)	11.43%				10/2028	2,658	2,570	0.1	2,604
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(i)	9.94%				08/2028	23,923	26,689	0.9	22,129
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(i)	9.94%				08/2028	2,537	2,505	0.1	2,347
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(6)
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(i)	11.19%				08/2028	3,320	3,257	0.1	3,221
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(i)	9.94%				08/2028	2,900	2,689	0.1	2,682
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(l)	11.39%				08/2028	2,613	2,568	0.1	2,535
										160,885	162,045	5.9	151,495
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(k)	11.57%				05/2029	4,444	4,382	0.2	4,389
bswift, LLC+	One stop	SF +	6.63%	(l)	11.91%				11/2028	5,100	4,964	0.2	5,100
Citrin Cooperman Advisors LLC+	One stop	SF +	5.75%	(l)	11.14%				10/2027	4,203	4,160	0.2	4,203
Citrin Cooperman Advisors LLC+(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(9)	—	—
Citrin Cooperman Advisors LLC+	One stop	SF +	6.25%	(m)	11.70%				10/2027	2,329	2,267	0.1	2,334
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	10.83%				09/2028	3,477	3,419	0.1	3,477
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	10.83%				09/2028	7	6	—	7
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(k)	10.83%				09/2028	220	215	—	220
DISA Holdings Corp.+	One stop	SF +	5.50%	(k)	10.83%				09/2028	151	145	—	151
DISA Holdings Corp.+(23)	Subordinated debt	SF +	10.00%	(k)	13.33%	cash/	2.00%	PIK	03/2029	51	49	—	51
Eliassen Group, LLC+	One stop	SF +	5.50%	(m)	10.84%				04/2028	1,430	1,419	0.1	1,430
Eliassen Group, LLC+	One stop	SF +	5.50%	(k)(l)	10.86%				04/2028	9	9	—	9
Filevine, Inc.+(23)	One stop	SF +	6.50%	(l)(m)	9.13%	cash/	2.50%	PIK	04/2027	5,400	5,347	0.2	5,454
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(k)(l)	11.45%				09/2028	6,468	6,380	0.3	6,468
IG Investments Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(l)	11.47%				09/2028	553	545	—	553
NBG Acquisition Corp. and NBG-P Acquisition Corp.#	One stop	SF +	5.25%	(l)	10.77%				11/2028	7,517	7,477	0.3	7,291
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(12)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(l)	10.78%				11/2028	157	156	—	150
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(15)	—	—
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(k)	11.17%				12/2025	13,101	13,041	0.5	12,839
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(k)	11.17%				12/2025	8,290	8,275	0.3	8,124
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(k)	11.17%				12/2025	6,637	6,662	0.3	6,504

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(k)	11.17%	12/2025	$4,194	$4,167	0.2%	$4,110
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(k)	11.17%	12/2025	1,159	1,156	—	1,135
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(k)	11.17%	12/2025	86	86	—	80
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(m)	11.90%	04/2025	11,416	11,446	0.4	11,416
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(m)	11.90%	04/2025	1,932	1,925	0.1	1,932
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(m)	11.90%	04/2025	139	138	—	139
PlanSource Holdings, Inc.+	One stop	SF +	6.25%		N/A(6)	04/2025	—	—	—	—
Procure Acquireco, Inc.#+	One stop	SF +	5.00%	(l)	10.57%	12/2028	17,456	17,326	0.7	17,456
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(2)	—	—
Teaching Company, The+	One stop	SF +	5.75%	(l)	11.27%	01/2026	13,791	13,791	0.5	13,791
Teaching Company, The+	One stop	SF +	5.75%	(b)(l)	11.76%	01/2026	80	80	—	80
							119,797	118,993	4.7	118,893
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	21,533	21,433	0.8	21,533
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(k)	10.92%	07/2025	19,232	19,227	0.8	19,232
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	13,254	13,208	0.5	13,254
Inhabit IQ Inc.*	One stop	SF +	5.50%	(k)	10.92%	07/2025	12,242	12,185	0.5	12,242
Inhabit IQ Inc.*#	One stop	SF +	5.50%	(k)	10.92%	07/2025	6,450	6,453	0.3	6,450
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	3,143	3,167	0.1	3,143
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(k)	10.92%	07/2025	1,381	1,383	0.1	1,381
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(k)	10.92%	07/2025	1,169	1,171	0.1	1,169
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(k)	10.92%	07/2025	1,152	1,154	—	1,152
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	922	920	—	922
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	486	487	—	486
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	130	130	—	130
MRI Software LLC*+	One stop	SF +	5.50%	(l)	10.99%	02/2026	14,211	14,156	0.5	13,927
MRI Software LLC+	One stop	SF +	5.50%	(l)	10.99%	02/2026	5,350	5,317	0.2	5,243
MRI Software LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(i)	10.69%	08/2028	17,820	20,075	0.7	17,152
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(f)	9.63%	08/2028	1,920	2,177	0.1	1,848
RPL Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	(2)
RPL Bidco Limited+(8)(9)(10)	One stop	A +	6.75%	(f)	10.93%	08/2028	7,910	8,138	0.3	7,949
							128,305	130,780	5.0	127,206
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	SF +	6.38%	(k)	11.79%	07/2028	4,229	4,158	0.2	4,229
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(2)	—	—
Channelside Acquisitona Co, Inc.+	One stop	SF +	6.75%	(k)	12.08%	07/2028	3,948	3,847	0.2	3,968
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(2)	—	—
Internet Truckstop Group LLC*#	One stop	SF +	5.00%	(l)	10.54%	04/2025	21,118	21,278	0.8	21,118
Internet Truckstop Group LLC+	One stop	SF +	5.00%	(l)	10.54%	04/2025	9,248	9,196	0.3	9,248
Internet Truckstop Group LLC+(5)	One stop	SF +	5.00%		N/A(6)	04/2025	—	(1)	—	—
							38,543	38,474	1.5	38,563

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.+	One stop	SF +	6.50%	(k)	11.82%				06/2029	$9,840	$9,760	0.4%	$9,840
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(l)	11.06%				03/2027	39,442	39,102	1.5	38,653
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(2)	—	(5)
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(30)	—	(68)
Aras Corporation+(23)	One stop	SF +	6.75%	(l)	8.95%	cash/	3.25%	PIK	04/2027	14,687	14,605	0.6	14,541
Aras Corporation+	One stop	SF +	6.50%	(b)(l)	12.14%				04/2027	67	67	—	66
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(i)	10.19%				06/2029	3,496	3,420	0.1	3,321
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(i)	10.19%				06/2029	1,824	1,734	0.1	1,733
Arrow Buyer, Inc.+	One stop	SF +	6.50%	(l)	11.89%				06/2030	16,360	15,943	0.6	16,155
Arrow Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(23)	—	(47)
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	5.75%	(l)	8.52%	cash/	2.75%	PIK	07/2027	7,232	7,189	0.3	7,124
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	6.25%	(l)	8.52%	cash/	3.25%	PIK	07/2027	1,293	1,283	0.1	1,293
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	—	—	(1)
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(a)	10.60%				04/2026	5,677	5,695	0.2	5,677
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(d)(e)	8.90%				04/2026	2,215	2,347	0.1	2,215
Axiom Merger Sub Inc.+	One stop	L +	5.25%	(a)	10.60%				04/2026	269	267	—	269
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(m)	10.86%				04/2026	39	38	—	39
Axiom Merger Sub Inc.+	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Bayshore Intermediate #2, L.P.+(23)	One stop	SF +	7.50%	(l)	13.00%				10/2028	73,822	72,859	2.9	73,822
Bayshore Intermediate #2, L.P.+	One stop	SF +	6.50%	(l)	11.87%				10/2027	33	31	—	33
Bonterra LLC+	One stop	SF +	7.25%	(l)	12.64%				09/2027	65,427	64,789	2.5	63,465
Bonterra LLC+(5)	One stop	SF +	7.25%		N/A(6)				09/2027	—	(2)	—	(6)
Bonterra LLC+	One stop	SF +	8.00%	(l)	13.39%				09/2027	2,855	2,812	0.1	2,769
Bottomline Technologies, Inc.+	One stop	SF +	5.25%	(k)	10.57%				05/2029	27,881	27,434	1.1	26,696
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(7)
Bullhorn, Inc.*#+	One stop	SF +	5.75%	(l)	11.24%				09/2026	65,269	64,735	2.5	64,616
Bullhorn, Inc.+(8)(9)	One stop	SN +	6.00%	(i)	11.19%				09/2026	11,553	11,556	0.4	11,438
Bullhorn, Inc.+(8)(9)	One stop	E +	5.75%	(d)	9.69%				09/2026	4,523	4,640	0.2	4,478
Bullhorn, Inc.+	One stop	SF +	5.75%	(l)	11.24%				09/2026	212	210	—	209
Bullhorn, Inc.+	One stop	SF +	5.75%	(l)	11.24%				09/2026	95	94	—	94
Bullhorn, Inc.+	One stop	SF +	5.75%	(l)	11.24%				09/2026	76	75	—	75
Bullhorn, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				09/2026	—	(2)	—	(2)
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	SF +	5.00%	(k)	10.42%				06/2028	9,720	9,588	0.4	9,720
Burning Glass Intermediate Holdings Company, Inc.+	One stop	SF +	5.00%	(k)	10.42%				06/2026	21	20	—	21
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(l)	12.60%				01/2029	5,437	5,291	0.2	5,437
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(l)	12.60%				01/2029	1,438	1,399	0.1	1,438
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.+	One stop	SF +	7.13%	(k)	12.44%				04/2027	53,683	53,207	2.1	53,683
Calabrio, Inc.+	One stop	SF +	7.13%	(k)	12.45%				04/2027	135	132	—	135
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(i)	11.44%				08/2030	3,125	3,193	0.1	3,078
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	6.25%	(f)	10.39%				08/2030	204	201	—	201
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(20)	—	(20)
Community Brands Parentco LLC+	One stop	SF +	5.50%	(l)	11.02%				02/2028	14,052	13,846	0.6	13,771
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	$—	$(1)	—%	$(2)
Coupa Holdings, LLC+	One stop	SF +	7.50%	(k)	12.82%				02/2030	22,905	22,382	0.9	22,332
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(23)	—	(51)
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(k)	10.92%				10/2028	27,431	27,233	1.0	26,334
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(k)	10.92%				10/2028	2,313	2,289	0.1	2,221
Daxko Acquisition Corporation+	One stop	P +	4.50%	(b)	13.00%				10/2027	22	21	—	17
Daxko Acquisition Corporation+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(8)	—	(44)
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(i)	11.19%				08/2030	2,917	2,948	0.1	2,844
Denali Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(c)	9.86%				08/2030	732	735	—	714
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(13)	—	(13)
Diligent Corporation*#+	One stop	SF +	6.25%	(l)	11.77%				08/2025	85,408	85,363	3.3	84,553
Diligent Corporation+	One stop	SF +	5.75%	(l)	11.27%				08/2025	5,904	5,879	0.2	5,800
Diligent Corporation+	One stop	SF +	6.25%	(l)	11.77%				08/2025	133	133	—	130
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(i)	10.94%				02/2029	14,139	15,100	0.6	13,715
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	5.75%	(h)	11.26%				02/2029	282	294	—	274
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(3)
Evergreen IX Borrower 2023, LLC+	One stop	SF +	6.00%	(l)	11.39%				09/2030	4,506	4,393	0.2	4,393
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(12)	—	(12)
FirstUp, Inc.+(23)	One stop	SF +	6.75%	(l)	8.64%	cash/	3.50%	PIK	07/2027	9,236	9,160	0.4	9,120
FirstUp, Inc.+(5)(23)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	(1)
FirstUp, Inc.+(23)	One stop	SF +	7.50%	(l)	8.64%	cash/	4.25%	PIK	07/2027	876	863	—	865
Gainsight, Inc.+(23)	One stop	SF +	6.75%	(l)	12.27%	PIK			07/2027	11,106	11,001	0.4	10,995
Gainsight, Inc.+(23)	One stop	SF +	6.75%	(l)	12.27%	PIK			07/2027	56	55	—	55
GS Acquisitionco, Inc.*#+	One stop	SF +	5.75%	(l)	11.29%				05/2026	83,759	83,809	3.3	82,920
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2026	—	—	—	(2)
GTIV, LLC+	One stop	SF +	5.25%	(k)	10.67%				02/2029	73,471	72,908	2.9	73,471
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	—
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.87%	(l)	7.97%	cash/	4.30%	PIK	07/2029	3,237	3,187	0.1	3,205
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(l)	7.97%	cash/	4.30%	PIK	07/2029	2,114	2,076	0.1	2,093
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(l)	7.97%	cash/	4.30%	PIK	07/2029	387	384	—	384
Hyland Software, Inc.+	One stop	SF +	6.00%	(k)	11.32%				09/2030	4,950	4,876	0.2	4,876
Hyland Software, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
ICIMS, Inc.+(23)	One stop	SF +	7.25%	(l)	8.76%	cash/	3.88%	PIK	08/2028	8,009	7,899	0.3	7,849
ICIMS, Inc.+	One stop	SF +	6.75%	(l)	12.14%				08/2028	27	26	—	24
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(37)
IQN Holding Corp. #+	One stop	SF +	5.25%	(l)	10.67%				05/2029	14,613	14,497	0.6	14,321
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(25)	—	(3)
Island Bidco AB+(8)(9)(17)(23)	One stop	E +	7.25%	(e)	3.93%	cash/	7.25%	PIK	07/2028	6,275	6,149	0.2	6,275
Island Bidco AB+(8)(17)(23)	One stop	SF +	7.00%	(m)	8.84%	cash/	3.50%	PIK	07/2028	3,051	3,028	0.1	3,051
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC*	One stop	SF +	6.25%	(l)	11.82%				10/2026	7,526	7,478	0.3	7,150
Juvare, LLC+	One stop	SF +	6.25%	(l)	11.82%				10/2026	1,737	1,726	0.1	1,650
Juvare, LLC+	One stop	SF +	6.25%	(l)	11.82%				10/2026	548	540	—	541
Juvare, LLC+	One stop	SF +	6.25%	(b)(l)	12.01%				04/2026	50	50	—	48
Kaseya Inc.+(23)	One stop	SF +	6.25%	(l)	9.12%	cash/	2.50%	PIK	06/2029	9,197	9,084	0.4	9,105

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kaseya Inc.+(23)	One stop	SF +	6.25%	(k)	9.07%	cash/	2.50%	PIK	06/2029	$68	$65	—%	$65
Kaseya Inc.+(23)	One stop	SF +	6.25%	(l)	9.12%	cash/	2.50%	PIK	06/2029	34	29	—	28
LeadsOnline, LLC+	One stop	SF +	6.25%	(k)	11.58%				02/2028	4,208	4,104	0.2	4,102
LeadsOnline, LLC+	One stop	SF +	6.25%	(k)	11.58%				02/2028	743	724	—	724
LeadsOnline, LLC+(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1)	—	(1)
Mindbody, Inc.+	One stop	SF +	7.00%	(l)	12.52%				02/2025	49,911	50,159	2.0	49,911
Mindbody, Inc.+	One stop	SF +	7.00%	(l)	12.52%				02/2025	3,929	3,906	0.2	3,929
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(k)	10.92%				12/2028	21,760	21,597	0.8	20,890
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(k)	10.92%				12/2027	81	80	—	75
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(k)(l)	10.99%				12/2028	96	91	—	72
Neo Bidco GMBH+(8)(9)(13)(23)	One stop	E +	6.00%	(e)	9.95%				07/2028	6,913	7,640	0.3	6,913
Neo Bidco GMBH+(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(d)(e)	9.95%				01/2028	63	66	—	63
Naviga Inc.+	Senior secured	SF +	7.00%	(l)	12.49%				12/2023	109	108	—	109
Panzura, LLC+(23)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(l)	9.98%				10/2024	8,323	8,282	0.3	8,323
PDI TA Holdings, Inc.+	Second lien	SF +	8.50%	(l)	14.03%				10/2025	3,424	3,391	0.1	3,424
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(l)	9.98%				10/2024	1,107	1,105	—	1,107
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(l)	9.98%				10/2024	683	680	—	683
PDI TA Holdings, Inc.+	Second lien	SF +	8.71%	(l)	14.24%				10/2025	640	638	—	640
PDI TA Holdings, Inc.+	Second lien	SF +	8.53%	(l)	14.06%				10/2025	377	375	—	377
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(i)	9.81%				10/2024	84	93	—	84
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(l)	9.98%				10/2024	148	148	—	148
PDI TA Holdings, Inc.+	Second lien	SF +	8.50%	(l)	14.03%				10/2025	3,333	3,270	0.1	3,333
Personify, Inc.*#+	One stop	SF +	5.25%	(l)	10.64%				09/2024	13,084	13,146	0.5	13,084
Personify, Inc.#	One stop	SF +	5.25%	(l)	10.64%				09/2024	8,083	8,060	0.3	8,083
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.+	One stop	SF +	7.00%	(k)	12.32%				10/2029	9,953	9,824	0.4	9,953
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(l)	13.45%				04/2027	23,748	23,582	0.9	23,511
Pluralsight, LLC+	One stop	SF +	8.00%	(l)	13.47%				04/2027	63	62	—	62
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(k)	12.07%				09/2028	4,221	4,190	0.2	4,221
ProcessUnity Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(l)	12.14%				09/2028	844	838	—	844
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(l)	12.14%				09/2028	1,996	1,968	0.1	1,996
Pyramid Healthcare Acquisition Corp.#+	One stop	SF +	4.75%	(l)	10.27%				05/2027	18,186	18,077	0.7	18,186
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.32%				05/2027	864	859	—	864
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.27%				05/2027	534	531	—	534
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.27%				05/2027	178	176	—	178
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.27%				05/2027	156	155	—	156
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.27%				05/2027	146	145	—	146
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.32%				05/2027	146	145	—	146
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.27%				05/2027	1,880	1,857	0.1	1,880
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.27%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.30%				05/2027	1,571	1,562	0.1	1,571
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(l)	10.28%				05/2027	791	786	—	791
QAD, Inc.+	One stop	SF +	5.38%	(k)	10.69%				11/2027	9,393	9,329	0.4	9,393
QAD, Inc.+(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.+	One stop	SF +	6.00%	(m)	11.30%				06/2029	2,466	2,446	0.1	2,411

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(m)	11.30%				06/2029	$2,928	$2,904	0.1%	$2,862
Quant Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.+	One stop	SF +	6.00%	(m)	11.30%				06/2029	2,006	1,990	0.1	1,961
Quant Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(74)	—	—
Rainforest Bidco Limited+(8)(9)(10)(23)	One stop	SN +	5.50%	(i)	8.69%	cash/	2.00%	PIK	07/2029	7,352	7,015	0.3	7,022
Rainforest Bidco Limited+(8)(9)(10)(23)	One stop	SN +	5.50%	(i)	8.69%	cash/	2.00%	PIK	07/2029	540	516	—	516
Rainforest Bidco Limited+(8)(10)(23)	One stop	SF +	5.50%	(j)	8.80%	cash/	2.00%	PIK	07/2029	1,423	1,407	0.1	1,356
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(64)	—	(64)
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(k)(m)	9.86%				12/2024	11,067	11,071	0.4	10,514
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(l)(m)	9.94%				12/2024	236	236	—	224
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(l)	11.04%				12/2028	10,102	10,027	0.4	9,900
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(l)	11.04%				12/2028	140	138	—	133
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	(13)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(k)	11.67%				05/2027	4,541	4,514	0.2	4,541
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(k)	11.67%				05/2027	27	26	—	27
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.58%				08/2029	9,827	9,661	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(2)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(d)	9.41%				07/2029	32,488	30,455	1.3	32,488
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%		N/A(6)				07/2029	—	—	—	—
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	12.18%				12/2025	40,459	40,288	1.6	40,459
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	12.18%				12/2025	851	847	—	851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+(23)	One stop	SF +	8.50%	(k)	11.82%	cash/	2.00%	PIK	12/2026	31,705	31,376	1.2	30,754
Spartan Buyer Acquisition Co.+(23)	One stop	SF +	8.50%	(k)	11.82%	cash/	2.00%	PIK	12/2026	2,015	1,983	0.1	1,955
Spartan Buyer Acquisition Co.+(5)(23)	One stop	P +	7.50%	(b)	14.00%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Tahoe Bidco B.V. +(8)(14)	One stop	SF +	6.00%	(k)	11.42%				09/2028	12,058	11,972	0.5	11,696
Tahoe Bidco B.V. +(5)(8)(14)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	(2)
Telesoft Holdings LLC+	One stop	SF +	5.75%	(k)	11.17%				12/2025	877	870	—	864
Telesoft Holdings LLC+	One stop	SF +	5.75%	(k)	11.17%				12/2025	8	8	—	7
Telesoft Holdings LLC+	One stop	SF +	6.25%	(k)	11.67%				08/2028	64	64	—	64
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(m)	11.68%				07/2028	3,171	3,103	0.1	3,171
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(14)	—	—
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)	9.87%				12/2024	3,409	3,423	0.1	3,341
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)	9.62%				12/2024	901	894	—	883
TI Intermediate Holdings, LLC+	Senior secured	L +	4.25%	(a)(b)	9.63%				12/2024	425	422	—	416
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)(m)	9.91%				12/2024	565	562	—	554
TI Intermediate Holdings, LLC+	Senior secured	L +	4.50%	(a)	9.87%				12/2024	156	155	—	153
TI Intermediate Holdings, LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				12/2024	—	—	—	(2)
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(k)	11.42%				03/2025	15,085	15,118	0.6	15,085
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	6,823	6,774	0.3	6,823
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	4,139	4,121	0.2	4,139
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,748	1,767	0.1	1,748
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,697	1,714	0.1	1,697
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,654	1,671	0.1	1,654
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,598	1,608	0.1	1,598
Togetherwork Holdings, LLC*+	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,539	1,556	0.1	1,539
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,436	1,450	0.1	1,436
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,175	1,181	—	1,175
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(k)	11.42%				03/2025	647	654	—	647

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	$448	$446	—%	$448
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	434	432	—	434
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	250	249	—	250
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	62	63	—	62
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	57	58	—	57
Togetherwork Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(2)	—	—
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,326	1,318	0.1	1,326
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(k)	11.42%				03/2025	5,954	5,880	0.2	5,954
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	8.38%	PIK	05/2024	8,587	8,980	0.3	7,986
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	8.38%	PIK	05/2024	140	150	—	130
Vendavo, Inc.*#+	One stop	SF +	5.75%	(l)	11.25%				09/2027	19,413	19,300	0.7	18,442
Vendavo, Inc.+	One stop	P +	4.75%	(b)	13.25%				09/2027	85	84	—	78
WebPT, Inc.+	One stop	SF +	6.75%	(l)	12.27%				01/2028	626	619	—	620
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	29,044	29,280	1.1	28,754
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	5,140	5,119	0.2	5,088
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	3,640	3,605	0.1	3,604
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(2)
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	107	106	—	106
Zendesk, Inc.+(23)	One stop	SF +	6.75%	(l)	8.90%	cash/	3.25%	PIK	11/2028	20,311	19,969	0.8	20,311
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(43)	—	—
										1,365,871	1,356,325	52.9	1,347,754

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(l)	11.04%				02/2028	$25,635	$25,256	1.0%	$24,866
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(4)
Ave Holdings III, Corp+	One stop	SF +	5.50%	(l)	11.04%				02/2028	57	49	—	36
Ave Holdings III, Corp+	One stop	SF +	5.50%	(l)	11.04%				02/2028	460	456	—	446
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	11,421	11,268	0.5	11,307
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	9,875	9,799	0.4	9,776
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	8,908	9,416	0.3	8,819
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	2,136	2,108	0.1	2,115
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	1,421	1,409	0.1	1,406
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	726	712	—	719
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	100	99	—	99
Consilio Midco Limited+(5)(8)(9)(10)	One stop	E +	6.25%		N/A(6)				05/2028	—	(2)	—	(1)
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	8	8	—	8
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	7	7	—	7
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	64	64	—	64
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	15	15	—	15
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	28	28	—	28
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	17	18	—	17
Cycle Gear, Inc.*#+	One stop	SF +	5.50%	(l)	11.04%				01/2026	46,953	46,848	1.7	44,135
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	21,847	21,796	0.8	20,827
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	3,796	3,786	0.2	3,618
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	2,889	2,950	0.1	2,754
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	3,156	3,149	0.1	3,009
Imperial Optical Midco Inc.+(23)	One stop	SF +	13.00%	(l)	8.02%	cash/	10.50%	PIK	05/2024	3,851	3,796	0.2	3,845
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	5,593	5,699	0.2	5,332
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	37,604	37,739	1.4	35,849
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	5,079	5,067	0.2	4,842
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	134	133	—	128
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	79	79	—	76
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	2,539	2,533	0.1	2,420
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	42	41	—	40
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	524	523	—	500
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	1,256	1,253	0.1	1,198
Imperial Optical Midco Inc.+	One stop	SF +	13.00%		N/A(6)				05/2024	—	—	—	231
PPV Intermediate Holdings, LLC#+	One stop	SF +	5.75%	(l)	11.17%				08/2029	9,613	9,470	0.4	9,469
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.50%	PIK			08/2030	1,046	1,026	—	983
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(6)
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.50%	PIK			08/2030	44	40	—	41
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.50%	PIK			08/2030	242	239	—	227
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.50%	PIK			08/2030	44	44	—	42
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			14.25%	PIK			08/2030	2,743	2,663	0.1	2,660
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(m)	11.59%				08/2028	3,540	3,511	0.2	3,505
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(m)	11.60%				08/2028	75	73	—	73
Salon Lofts Group, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(8)	—	(10)
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(l)	11.64%				08/2028	58	57	—	57
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(m)	11.59%				08/2028	231	229	—	229
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(l)	11.64%				08/2028	$183	$182	—%	$181
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(l)	11.64%				08/2028	76	76	—	76
Salon Lofts Group, LLC+	Second lien	SF +	9.00%	(m)	14.45%				09/2029	902	830	—	848
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(m)	11.68%				08/2028	239	237	—	236
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(m)	11.63%				08/2028	54	53	—	53
Salon Lofts Group, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(6)	—	(6)
SureWerx Purchaser III, Inc.+(8)	One stop	SF +	6.75%	(l)	12.14%				12/2029	20,594	20,134	0.8	20,594
SureWerx Purchaser III, Inc.+(8)	One stop	SF +	6.75%	(k)(l)	12.07%				12/2028	29	28	—	29
SureWerx Purchaser III, Inc.+(5)(8)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(57)	—	—
Titan Fitness, LLC*#+(23)	One stop	SF +	6.75%	(k)(l)(m)	10.45%	cash/	2.00%	PIK	02/2025	31,131	31,236	1.1	28,639
Titan Fitness, LLC+(23)	One stop	L +	6.75%	(a)	10.00%	cash/	2.00%	PIK	02/2025	1,939	1,932	0.1	1,784
Titan Fitness, LLC+(23)	One stop	L +	6.75%	(a)	10.00%	cash/	2.00%	PIK	02/2025	500	499	—	458
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.50%	(l)	11.04%				03/2028	8,258	8,165	0.3	8,258
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(f)	9.94%				03/2028	7,244	8,312	0.3	7,244
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(m)	11.40%				04/2028	8,225	8,132	0.3	7,896
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(b)(l)	11.34%				04/2028	10	9	—	6
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(m)	11.31%				04/2028	106	102	—	101
										293,346	293,301	11.1	282,194

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+(23)	One stop	SF +	6.75%	(l)	11.54%	cash/	0.75%	PIK	12/2024	$22,200	$22,200	0.9%	$22,375
Agility Recovery Solutions Inc.+(23)	One stop	P +	5.50%	(b)(l)	12.47%	cash/	0.75%	PIK	12/2024	742	742	—	752
										22,942	22,942	0.9	23,127
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(a)	11.90%				03/2028	1,954	1,936	0.1	1,856
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(a)	11.90%				03/2028	974	965	—	925
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(a)	11.90%				03/2028	855	848	—	813
Dollfus Mieg Company, Inc.+(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	—	—	—
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	9,976	9,898	0.4	9,577
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	4,009	3,978	0.2	3,848
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	2,063	2,047	0.1	1,981
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	113	105	—	70
Elite Sportswear, L.P.*+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	684	680	—	657
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	314	311	—	301
Elite Sportswear, L.P.*+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	300	297	—	288
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.75%	(l)	11.90%	cash/	1.50%	PIK	09/2025	4	4	—	2
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(l)	11.04%				11/2023	9,512	9,504	0.4	9,538
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(l)	11.04%				11/2023	6,440	6,434	0.3	6,458
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(l)	11.04%				11/2023	997	996	—	999
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(l)	11.04%				11/2023	895	895	—	898
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(l)	11.04%				11/2023	628	628	—	630
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(l)	11.04%				11/2023	2	2	—	2
SHO Holding I Corporation+	Senior secured	SF +	5.25%	(l)	10.88%				04/2024	3,918	3,920	0.2	3,644
SHO Holding I Corporation+	Senior secured	SF +	5.23%	(l)	10.86%				04/2024	56	56	—	52
SHO Holding I Corporation+	Senior secured	SF +	5.00%	(l)	10.61%				04/2024	84	84	—	78
SHO Holding I Corporation+	Senior secured	SF +	4.00%	(l)	9.63%				04/2024	50	50	—	50
SHO Holding I Corporation+	Senior secured	SF +	4.00%	(l)	9.65%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior secured	SF +	5.23%	(l)	10.83%				04/2024	—	—	—	—
										43,828	43,638	1.7	42,667
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	11.79%				06/2028	18,924	18,668	0.7	17,789
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	11.79%				06/2028	15,093	14,871	0.6	14,187
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	11.81%				06/2028	451	444	—	424
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(l)	11.79%				06/2028	453	447	—	426
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(l)	12.04%				06/2028	4,113	4,009	0.2	3,908
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(36)	—	—
										39,034	38,403	1.5	36,734
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(l)	10.27%				06/2027	16,836	16,732	0.6	15,995
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(l)	10.27%				06/2027	58	57	—	51
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(l)	10.27%				06/2027	79	79	—	75
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(a)(m)	10.04%				11/2026	2,101	2,082	0.1	2,101
Vessco Midco Holdings, LLC+(5)	Senior secured	SF +	4.00%		N/A(6)				11/2026	—	(6)	—	—
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.92%				11/2026	206	204	—	206
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%		N/A(6)				10/2026	—	—	—	—
										19,280	19,148	0.7	18,428
Total non-controlled/non-affiliate company debt investments										5,236,123	5,214,755	201.4	5,132,167

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		N/A	66	$664	—%	$694
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	40	—	38
							704	—	732
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A		N/A	5	314	—	—

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	730	—	487
Go Car Wash Parent, Corp.+(21)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	88	—	92
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		N/A	—	50	—	40
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	330	—	357
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	61	—	70
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	141	141	—	354
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	508	0.1	728
							1,908	0.1	2,128
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		N/A	177	1,769	0.1	1,315

Building Products
BECO Holding Company, Inc.+(21)	Preferred stock	N/A	11.75%	Non-Cash	N/A	10	1,086	0.1	1,163
BECO Holding Company, Inc.+	LP interest	N/A	N/A		N/A	2	196	—	201
							1,282	0.1	1,364
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A		N/A	2	1,960	0.1	1,785
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		N/A	—	124	—	40
							2,084	0.1	1,825
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A		N/A	540	540	—	625
EGD Security Systems, LLC +	Common stock	N/A	N/A		N/A	855	578	0.1	1,224
Franchise Brands plc+(8)(9)(10)(22)	Common stock	N/A	N/A		N/A	51	113	—	100
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	359	360	—	515
PT Intermediate Holdings III, LLC+(21)	LLC units	N/A	N/A		N/A	8	767	—	898
Radwell Parent, LLC+(21)	LP units	N/A	N/A		N/A	2	233	—	293
							2,591	0.1	3,655
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	49	25	—	56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A	N/A	19	$193	—%	$302
DP Flores Holdings, LLC+	LLC units	N/A	N/A	N/A	70	70	—	79
EMS LINQ, LLC+	LP interest	N/A	N/A	N/A	525	525	—	408
EWC Growth Partners LLC+	LLC interest	N/A	N/A	N/A	—	12	—	2
HS Spa Holdings, Inc.+	Common stock	N/A	N/A	N/A	479	479	—	496
Liminex, Inc.+	Common stock	N/A	N/A	N/A	12	434	0.1	699
NSG Buyer, Inc. +(8)	LP units	N/A	N/A	N/A	2	1,860	0.1	1,812
PADI Holdco, Inc.+	LLC interest	N/A	N/A	N/A	1	987	—	755
						4,560	0.2	4,553
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A	N/A	—	372	—	97
Inventus Power, Inc.+	LLC units	N/A	N/A	N/A	—	88	—	276
Inventus Power, Inc.+	LP interest	N/A	N/A	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A	N/A	—	—	—	—
						480	—	434

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$896
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A	N/A	5	604	—	987
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	5
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	1
Mendocino Farms, LLC+	Common stock	N/A	N/A	N/A	168	770	0.1	1,535
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	183
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	33
						2,760	0.1	3,640
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	173
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	7
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	3
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	4	9	—	9
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	N/A	—	1	—	1
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	N/A	—	75	0.1	1,285
Kodiak Cakes, LLC+	Common stock	N/A	N/A	N/A	—	472	—	299
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	N/A	—	483	—	346
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	N/A	—	13	—	25
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	N/A	4	356	—	220
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,430
						2,467	0.3	6,802
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	77	—	88
Blue River Pet Care, LLC+	Common stock	N/A	N/A	N/A	—	76	—	211
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	N/A	—	337	—	315
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	—	132	—	186
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	3	3	—	275
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	54
						894	—	1,129

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$156
Acuity Eyecare Holdings, LLC+(21)	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	4,917
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	2,950
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		N/A	2	1,119	0.1	1,562
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	129	132	—	202
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		N/A	429	327	—	631
DCA Investment Holding, LLC(21)	Preferred stock	N/A	8.00%	Non-Cash	N/A	1,142	558	0.1	1,214
DCA Investment Holding, LLC	Common stock	N/A	N/A		N/A	12	5	—	22
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	648	—	507
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	61	—	76
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A		N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A		N/A	26	52	—	—
Encorevet Group LLC+	Common stock	N/A	N/A		N/A	—	15	—	16
Encorevet Group LLC+	LLC units	N/A	N/A		N/A	—	11	—	9
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		N/A	185	212	—	267
Midwest Veterinary Partners, LLC+(21)	Preferred stock	N/A	12.00%	Non-Cash	N/A	1	1,165	0.1	1,222
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	6	—	—	342
Midwest Veterinary Partners, LLC+(21)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	30	—	43
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	617
NDX Parent, LLC+	Common stock	N/A	N/A		N/A	—	272	—	39
NDX Parent, LLC+	Preferred stock	N/A	N/A		N/A	40	40	—	45
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		N/A	—	321	—	311
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A		N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	0.1	799
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	—	407
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	85
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	338
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	448
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		N/A	6	562	—	378
							11,715	0.7	17,603

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A			N/A		N/A	154	$193	—%	$222
HSI Halo Acquisition, Inc.+(21)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	303	—	435
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		N/A	—	5	—	130
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	12	13,373	0.5	13,369
Symplr Software, Inc.+(21)	Preferred stock	SF +	10.50%	(l)	15.74%	Non-Cash	N/A	2	3,391	0.2	4,605
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	1,635	0.1	1,774
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,002	0.1	1,037
Symplr Software, Inc.+	LLC units	N/A			N/A		N/A	—	161	—	173
Symplr Software, Inc.+	Common stock	N/A			N/A		N/A	177	—	—	801
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	169	871	—	681
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	53	162	—	179
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		N/A	348	2,824	0.1	3,113
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	1	8	—	12
									23,928	1.0	26,531
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+(21)	LP interest	N/A			N/A		N/A	206	188	—	369
Harri US LLC+	LLC units	N/A			N/A		N/A	83	658	—	609
Harri US LLC+	Preferred stock	N/A			N/A		N/A	71	455	—	512
Harri US LLC+	Warrant	N/A			N/A		N/A	24	106	—	162
LMP TR Holdings, LLC(21)	LLC units	N/A			N/A		N/A	712	712	0.1	2,437
SSRG Holdings, LLC+	LP interest	N/A			N/A		N/A	6	61	—	86
Tropical Smoothie Cafe Holdings, LLC+	LP interest	N/A			N/A		N/A	5	246	0.1	1,074
									2,426	0.2	5,249
Insurance
Accession Risk Management Group, Inc.+(21)	Preferred stock	N/A			13.25%	Non-Cash	N/A	3	2,667	0.1	2,619
Majesco+(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	316	—	398
Majesco+	LP interest	N/A			N/A		N/A	69	—	—	203
									2,983	0.1	3,220
Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	17	17,025	0.8	19,463
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	10	10,219	0.5	11,682
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	1	1,104	—	1,218
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	7	7,034	0.3	7,225
									35,382	1.6	39,588
IT Services
Appriss Health Intermediate Holdings, Inc+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	2,272	0.1	2,285
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	587	462	0.2	4,260
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	154	423	0.1	1,117
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	35	291	—	256
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A			N/A		N/A	202	159	0.1	1,361
Critical Start, Inc.+	Common stock	N/A			N/A		N/A	225	225	—	269
Optimizely North America, Inc.+	Common stock	N/A			N/A		N/A	75	807	—	683
Kentik Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	192	1,103	—	1,103
Netwrix Corporation+(21)	LLC units	N/A			N/A		N/A	5	10	—	16
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PCS Intermediate II Holdings, LLC+	LLC interest	N/A			N/A		N/A	37	$367	—%	$574
Red Dawn SEI Buyer, Inc.+	LP interest	N/A			N/A		N/A	13	13	—	22
Saturn Borrower Inc.+	LP units	N/A			N/A		N/A	346	346	—	114
									6,478	0.5	12,060
Leisure Products
Massage Envy, LLC+	LLC interest	N/A			N/A		N/A	749	210	0.1	1,783
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	67	117	—	137
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	46	80	—	93
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	38	65	—	77
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	33	58	—	67
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	15	24	—	28
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	2	2	—	2
									556	0.1	2,187
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	930	930	0.1	930
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	930	—	—	287
PAS Parent Inc.+	LP interest	N/A			N/A		N/A	9	933	—	879
PAS Parent Inc.+	Preferred stock	N/A			N/A		N/A	1	139	—	162
Reaction Biology Corporation+	LLC units	N/A			N/A		N/A	—	265	—	273
									2,267	0.1	2,531
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A			N/A		N/A	3	1,633	0.1	2,002
W3 Co.+	Preferred stock	N/A			N/A		N/A	—	224	—	254
									1,857	0.1	2,256
Paper and Forest Products
Messenger, LLC+	LLC units	N/A			N/A		N/A	3	312	—	160
Messenger, LLC+	LLC units	N/A			N/A		N/A	—	—	—	—
									312	—	160
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A			N/A		N/A	502	502	—	432
Cobalt Buyer Sub, Inc.+(21)	Preferred stock	SF +	10.00%	(l)	15.24%	Non-Cash	N/A	8	9,066	0.4	10,241
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A			N/A		N/A	—	168	—	167
Cobalt Buyer Sub, Inc.+	Common stock	N/A			N/A		N/A	2	2	—	—
									9,738	0.4	10,840

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A			N/A		N/A	—	$216	—%	$233
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		N/A	56	573	—	573
Filevine, Inc.+	Preferred stock	N/A			N/A		N/A	221	1,402	0.1	1,598
Filevine, Inc.+	Warrant	N/A			N/A		N/A	33	49	—	171
Filevine, Inc.+	Warrant	N/A			N/A		N/A	90	90	—	92
Net Health Acquisition Corp.+	LP interest	N/A			N/A		N/A	13	1,509	0.1	1,636
Procure Acquireco, Inc.+	LP interest	N/A			N/A		N/A	—	486	—	611
									4,325	0.2	4,914
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		N/A	62	434	0.1	1,023
SC Landco Parent, LLC+	Common stock	N/A			N/A		N/A	2	274	—	254
									708	0.1	1,277
Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A			N/A		N/A	408	447	—	484

Software
Anaplan, Inc.+	LP interest	N/A			N/A		N/A	385	385	—	547
Aras Corporation+(21)	Preferred stock	N/A			12.00%	Non-Cash	N/A	1	1,155	0.1	1,238
Aras Corporation+	LP interest	N/A			N/A		N/A	306	306	—	409
Astute Holdings, Inc.+	LP interest	N/A			N/A		N/A	—	304	—	731
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	26	256	—	316
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	3	29	—	36
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		N/A	4,095	4,095	0.2	3,596
Calabrio, Inc.+	LP interest	N/A			N/A		N/A	1	769	—	711
Calabrio, Inc.+	LP interest	N/A			N/A		N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	149	1,663	0.1	1,665
Cloudbees, Inc.+	Warrant	N/A			N/A		N/A	131	247	0.1	986
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	71	466	—	688
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		N/A	145	508	—	612
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		N/A	258	335	—	335
Diligent Corporation+(21)	Preferred stock	N/A			10.50%	Non-Cash	N/A	17	18,782	0.8	19,404
Diligent Corporation+	Preferred stock	N/A			N/A		N/A	415	912	0.1	2,024
FirstUp, Inc.+	Common stock	N/A			N/A		N/A	221	541	—	317
GS Acquisitionco, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	26	28,686	1.1	28,365
GS Acquisitionco, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	1,727	0.1	1,660
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		N/A	1	170	0.1	1,044
GS Acquisitionco, Inc.+(21)	Preferred stock	SF +	10.50%	(l)	15.88%	Non-Cash	N/A	—	49	—	49
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		N/A	48	48	—	62
Impartner, Inc.+	Preferred stock	N/A			N/A		N/A	28	226	—	215
Kaseya Inc.+(21)	Preferred stock	N/A			11.75%	Non-Cash	N/A	2	1,877	0.1	1,912
Kaseya Inc.+	LP interest	N/A			N/A		N/A	100	100	—	110
MetricStream, Inc.+	Warrant	N/A			N/A		N/A	168	263	—	163
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		N/A	438	439	—	386
mParticle, Inc.+	Preferred stock	N/A			N/A		N/A	162	1,060	—	911
mParticle, Inc.+	Warrant	N/A			N/A		N/A	75	16	—	286

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		N/A	4	$9	—%	$20
Panzura, LLC+	LLC units	N/A			N/A		N/A	1	4	—	4
PDI TA Holdings, Inc.+	Preferred stock	N/A			N/A		N/A	92	2,846	0.1	3,224
Personify, Inc.+	LP interest	N/A			N/A		N/A	716	942	0.1	1,779
Project Alpha Intermediate Holding, Inc.+(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	999	0.1	1,515
Project Alpha Intermediate Holding, Inc.+	Common stock	N/A			N/A		N/A	202	329	—	396
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A			N/A		N/A	184	184	—	315
QAD, Inc.+(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	227	—	251
QAD, Inc.+	Common stock	N/A			N/A		N/A	15	0	—	20
Onit, Inc.+(21)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	46	—	50
Onit, Inc.+	Warrant	N/A			N/A		N/A	—	6	—	7
RegEd Aquireco, LLC+	LP interest	N/A			N/A		N/A	—	331	—	58
RegEd Aquireco, LLC+	LP interest	N/A			N/A		N/A	3	21	—	0
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		N/A	—	20	—	21
Riskonnect Parent, LLC+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	18	20,254	0.8	19,444
Riskonnect Parent, LLC+	LP interest	N/A			N/A		N/A	857	859	—	1,125
Riskonnect Parent, LLC+(21)	Preferred stock	SF +	10.50%	(l)	15.92%	Non-Cash	N/A	—	378	—	394
SnapLogic, Inc.+	Preferred stock	N/A			N/A		N/A	278	695	0.1	1,349
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	106	75	—	345
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		N/A	1	623	—	328
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		N/A	—	38	—	44
Telesoft Holdings LLC+	LP interest	N/A			N/A		N/A	6	6	—	5
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	62	—	45
Workforce Software, LLC+	Common stock	N/A			N/A		N/A	—	973	—	668
Workforce Software, LLC+	Common stock	N/A			N/A		N/A	—	36	—	41
Zendesk, Inc.+	LP units	N/A			N/A		N/A	45	454	—	629
									95,831	4.0	100,855

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(21)	Preferred stock	N/A	11.50%	Non-Cash	N/A	9	$9,639	0.4%	$9,288
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	1	1,129	—	1,077
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		N/A	10	1,287	0.1	1,415
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	2,002	481	—	—
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		N/A	50	50	—	79
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		N/A	—	122	—	50
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		N/A	—	46	—	18
Imperial Optical Midco Inc.+	Common stock	N/A	N/A		N/A	—	—	—	80
Pet Holdings ULC+(8)(12)(21)	LP interest	N/A	N/A		N/A	677	450	—	1,035
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	87	—	69
Southern Veterinary Partners, LLC+(21)	Preferred stock	N/A	12.00%	Non-Cash	N/A	5	5,629	0.2	6,002
Southern Veterinary Partners, LLC+(21)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	751	0.1	1,237
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	188	0.2	5,558
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	37	—	24
							19,896	1.0	25,932
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	223

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A		N/A	20	239	—	525
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A		N/A	—	161	—	284
							618	—	1,029

Total non-controlled/non-affiliate company equity investments							241,909	11.2	284,572

Total non-controlled/non-affiliate company investments							5,456,664	212.6	5,416,739

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(25)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(23)	One stop	SF +	8.00%	(m)	13.03%				04/2024	$6,410	$6,397	0.2%	$5,128
Abita Brewing Co., L.L.C.+(7)(23)	Second lien	SF +	8.00%	(m)	13.37%				04/2024	4,229	3,725	0.1	1,396
Abita Brewing Co., L.L.C.+	One stop	SF +	8.00%		N/A(6)				04/2024	—	—	—	—
										10,639	10,122	0.3	6,524
Energy, Equipment & Services
Benetech, Inc.+(7)(23)	One stop	SF +	6.00%	(l)	11.54%				08/2024	4,138	3,623	—	1,242
Benetech, Inc.+(7)(23)	One stop	SF +	6.00%	(l)	11.54%				08/2024	1,147	982	—	111
										5,285	4,605	—	1,353
Food and Staples Retailing
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	8.00%	(l)	13.55%				12/2024	13,600	13,494	0.5	10,880
Rubio's Restaurants, Inc.+(7)(23)	Senior secured	SF +	14.00%	(l)	19.56%				12/2024	1,630	1,553	—	391
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	8.00%	(k)	13.42%				12/2024	930	923	—	649
										16,160	15,970	0.5	11,920
Healthcare Providers and Services
Bayside Opco, LLC+(23)	One stop	SF +	7.25%	(l)	12.79%				06/2026	12,108	12,005	0.5	11,866
Bayside Opco, LLC+(7)(23)	Subordinated debt	SF +	10.00%	(l)	15.54%				06/2026	4,322	3,328	0.1	3,457
Bayside Opco, LLC+(23)	One stop	SF +	7.25%	(l)	12.79%				06/2026	4,283	4,064	0.2	4,026
Bayside Opco, LLC+(23)	One stop	SF +	7.00%	(l)	6.54%	cash/	6.00%	PIK	06/2026	350	350	—	350
Elite Dental Partners LLC+(7)(23)	One stop	SF +	5.25%	(l)	10.79%	PIK			09/2024	12,988	12,337	0.3	7,533
Elite Dental Partners LLC+(7)(23)	One stop	SF +	12.00%	(l)	17.54%	PIK			09/2024	5,950	5,483	0.2	4,463
Elite Dental Partners LLC+(23)	One stop	SF +	5.25%	(l)	10.79%	PIK			09/2024	1,400	1,400	—	1,400
Opening Day Borrower 111 LLC+(7)(23)	One stop	SF +	6.25%	(l)	11.79%				05/2027	13,492	12,217	0.5	12,143
Opening Day Borrower 111 LLC+(7)(23)	One stop	SF +	6.25%	(l)	11.79%				05/2027	5,156	4,783	0.2	4,640
Opening Day Borrower 111 LLC+(5)(7)	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	(163)
										60,049	55,967	2.0	49,715
Software
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK			10/2024	6,593	6,590	0.1	4,351
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK			10/2024	550	550	—	363
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK			10/2024	42	42	—	28
Switchfly LLC+(5)	One stop	L +	8.50%	(a)	14.05%				10/2024	2	2	—	(28)
										7,187	7,184	0.1	4,714

Total non-controlled/affiliate company debt investments										99,320	93,848	2.9	74,226

Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A				N/A	210	$—	—%	$12

Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A			N/A				N/A	2,779	2,276	—	143
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	27,241	278	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	6,321	131	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	1,056	9	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	1,829	10	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A				N/A	492	2	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A		N/A	568	$2	—%	$—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A		N/A	543	2	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A		N/A	1,490	5	—	—
							2,717	—	143
Healthcare Providers and Services
Bayside Opco, LLC+	LLC units	N/A	N/A		N/A	6	2,592	0.1	2,345
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A		N/A	163	7,238	0.3	7,818
							13,982	0.4	10,163
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	2,321	0.1	2,088
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	452
							3,271	0.1	2,540

Total non-controlled/affiliate company equity investments							19,970	0.5	12,858

Total non-controlled/affiliate company investments							113,818	3.4	87,084

Controlled affiliate company investments(26)
Debt investments
IT Services
MMan Acquisition Co.+(7)(23)	One stop	N/A	10.00%	PIK	08/2024	$33,449	$19,458	0.4%	$9,031
MMan Acquisition Co.+(23)	One stop	N/A	8.00%	PIK	08/2024	1,716	1,716	0.1	1,579
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	952	952	—	952
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	275	275	—	275
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	953	953	—	953
Total controlled affiliate company debt investments						37,345	23,354	0.5	12,790

Total controlled affiliate company investments							23,354	0.5	12,790

Total investments							5,593,836	216.5	5,516,613

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.23%	(27)			$28,774	1.1%	$28,774
Allspring Treasury Plus Money Market Fund (CUSIP 94975H296)			5.22%	(27)			6,670	0.3	6,670
Morgan Stanley Institutional Liquidity Funds Treasury Securities Portfolio (CUSIP 61747C525)			5.21%	(27)			37,378	1.5	37,378
Total money market funds							72,822	2.9	72,822
Total investments and money market funds							$5,666,658	219.4%	$5,589,435

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was last quoted on June 30, 2023 at 5.76%.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of September 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of September 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.95% as of September 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 4.13% as of September 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.14% as of September 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 5.45% as of September 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.51% as of September 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of September 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.31% as of September 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.32% as of September 30, 2023.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.40% as of September 30, 2023.
(m) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.47% as of September 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless noted otherwise. See “Note 6. Fair Value Measurements”.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 15.2% of the Company's total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation”.
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
September 30, 2023
(Dollar and share amounts in thousands)
(21) The Company holds an equity investment that is income producing.
(22) The fair value of this investment was valued using Level 1 inputs. See “Note 6. Fair Value Measurements”.
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2023.
(24)The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2023	Interest, dividend and fee income
Abita Brewing Co. LLC	$8,071	$1,334	$(728)	$(2,141)	$—	$6,536	$805
Bayside Opco, LLC	—	22,958	(619)	(295)	—	22,044	749
Benetech, Inc.	1,740	618	(710)	(295)	—	1,353	9
Elite Dental Partners LLC	20,689	4,308	(1,147)	(10,454)	—	13,396	1,005
Opening Day Borrower 111 LLC	—	25,387	(1,149)	200	—	24,438	—
Rubio's Restaurants, Inc.	13,174	4,943	(1,460)	(4,594)	—	12,063	1,922
Sloan Company, Inc.	6,318	38	(6,329)	(347)	320	—	344
Switchfly LLC	7,697	209	—	(652)	—	7,254	142
Total Non-Controlled Affiliates	$57,689	$59,795	$(12,142)	$(18,578)	$320	$87,084	$4,976

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
(26)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2023	Interest, dividend and fee income
MMan Acquisition Co.	$14,073	$3,527	$(3,264)	$(619)	$(927)	$12,790	$307
Total Controlled Affiliates	$14,073	$3,527	$(3,264)	$(619)	$(927)	$12,790	$307

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(27)The rate shown is the annualized seven-day yield as of September 30, 2023.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.*#+	One stop	L +	6.75%	(b)	9.67%	cash/	0.75%	PIK	06/2023	$22,091	$22,086	0.9%	$21,870
Agility Recovery Solutions Inc.+	One stop	L +	6.75%	(b)(d)	9.91%	cash/	0.75%	PIK	06/2023	581	579	—	571
										22,672	22,665	0.9	22,441
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	1,954	1,932	0.1	1,817
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	974	963	0.1	906
Dollfus Mieg Company, Inc.+(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	855	846	—	796
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(1)	—	(3)
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	9,963	9,847	0.4	8,470
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	4,005	3,958	0.2	3,404
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	2,061	2,037	0.1	1,751
Elite Sportswear, L.P.+(5)	Senior secured	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	157	144	—	(5)
Elite Sportswear, L.P.*+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	684	676	—	582
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	313	309	—	266
Elite Sportswear, L.P.*+	Senior secured	L +	7.75%	(b)	9.92%	cash/	1.50%	PIK	09/2025	300	295	—	255
Elite Sportswear, L.P.+	Senior secured	L +	7.75%	(b)	9.66%	cash/	1.50%	PIK	09/2025	5	5	—	—
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	9,583	9,522	0.4	9,606
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	6,505	6,456	0.3	6,522
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	1,007	997	—	1,009
Georgica Pine Clothiers, LLC#+	One stop	L +	5.50%	(c)	9.67%				11/2023	904	898	—	908
Georgica Pine Clothiers, LLC*#	One stop	L +	5.50%	(c)	9.67%				11/2023	635	631	—	636
Georgica Pine Clothiers, LLC+	One stop	L +	5.50%	(c)	9.67%				11/2023	2	2	—	2
QF Holdings, Inc.+	One stop	L +	6.25%	(c)	10.43%				12/2027	626	617	—	626
SHO Holding I Corporation+	Senior secured	L +	5.25%	(b)	8.06%				04/2024	3,960	3,962	0.1	3,682
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	8.04%				04/2024	67	67	—	62
SHO Holding I Corporation+	Senior secured	L +	5.00%	(b)	8.14%				04/2024	66	66	—	62
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	7.06%				04/2024	35	35	—	35
SHO Holding I Corporation+	Senior secured	L +	4.00%	(b)	7.09%				04/2024	—	—	—	—
SHO Holding I Corporation+	Senior secured	L +	5.23%	(b)	7.95%				04/2024	—	—	—	—
										44,661	44,264	1.7	41,389
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	19,118	18,804	0.7	18,353
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.17%				06/2028	15,246	14,975	0.6	14,637
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	9.01%				06/2028	455	447	—	437
Marcone Yellowstone Buyer Inc.+	One stop	L +	5.50%	(b)	8.92%				06/2028	188	184	—	170
										35,007	34,410	1.3	33,597
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	17,008	16,874	0.7	16,498
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	80	78	—	77
S.J. Electro Systems, LLC+	Senior secured	L +	4.50%	(a)	7.62%				06/2027	110	108	—	104
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(b)	7.77%				11/2026	584	554	—	532
Vessco Midco Holdings, LLC+	Senior secured	L +	4.50%	(a)	7.62%				11/2026	208	206	—	204
Vessco Midco Holdings, LLC+	Senior secured	P +	3.50%	(d)	9.75%				10/2026	2	2	—	2
										17,992	17,822	0.7	17,417
Total non-controlled/non-affiliate company debt investments										5,257,884	5,258,590	200.7	5,107,481
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+	Preferred stock	N/A	N/A	N/A	9	$8,508	0.4%	$9,086
Ave Holdings III, Corp+	LP units	N/A	N/A	N/A	1	934	0.1	888
Batteries Plus Holding Corporation+	LLC interest	N/A	N/A	N/A	10	1,287	0.1	1,386
Cycle Gear, Inc.+	LLC units	N/A	N/A	N/A	27	462	—	602
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	122	—	169
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A	N/A	—	46	—	62
Jet Equipment & Tools Ltd.+(8)(9)(12)	LLC interest	N/A	N/A	N/A	1	948	0.1	2,077
Pet Holdings ULC+(8)(12)	LP interest	N/A	N/A	N/A	677	450	0.1	1,732
Salon Lofts Group, LLC+	LP units	N/A	N/A	N/A	—	87	—	87
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	6	682	0.1	1,848
Sola Franchise, LLC and Sola Salon Studios, LLC+	LLC interest	N/A	N/A	N/A	1	139	—	433
Southern Veterinary Partners, LLC+	Preferred stock	N/A	N/A	N/A	5	4,911	0.2	5,682
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A	N/A	—	717	0.1	1,124
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A	N/A	148	188	0.2	4,240
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A	N/A	—	37	—	39
						19,518	1.4	29,455

Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A	N/A	97	604	—	411

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A	N/A	20	239	—	511
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A	N/A	—	—	—	1
MakerSights, Inc.+	Preferred stock	N/A	N/A	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A	N/A	—	161	—	183
						618	—	913

Total non-controlled/non-affiliate company equity investments						221,151	10.1	267,113

Total non-controlled/non-affiliate company investments						5,479,741	211.3	$5,374,594

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(22)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%	(a)	9.37%		04/2024	$5,786	$5,791	0.2%	$5,786
Abita Brewing Co., L.L.C.+	Second lien	L +	8.00%	(b)	11.67%		04/2024	3,730	3,723	0.1	2,051
Abita Brewing Co., L.L.C.+	One stop	L +	6.25%		N/A(6)		04/2024	—	—	—	—
								9,516	9,514	0.3	7,837
Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	6,502	4,074	0.2	4,733
Sloan Company, Inc., The+	One stop	L +	8.50%	(b)	12.17%		07/2023	1,585	1,585	0.1	1,585
Sloan Company, Inc., The+(7)	One stop	L +	8.50%	(b)	12.17%		07/2023	431	271	—	—
								8,518	5,930	0.3	6,318
Energy, Equipment & Services
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	3,720	3,623	0.1	1,487
Benetech, Inc.+(7)	One stop	SF +	6.00%	(l)	9.70%		08/2024	1,107	1,077	—	253
								4,827	4,700	0.1	1,740
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Senior secured	L +	8.00%	(b)	11.60%		12/2024	12,830	12,638	0.4	10,905
Rubio's Restaurants, Inc.+(5)	Senior secured	L +	8.00%		N/A(6)		12/2024	—	(11)	—	(208)
								12,830	12,627	0.4	10,697
Healthcare Providers and Services
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	11,770	11,799	0.4	11,182
Elite Dental Partners LLC+	One stop	SF +	12.00%	(l)	15.55%	PIK	06/2023	2,991	2,991	0.1	2,961
Elite Dental Partners LLC+	One stop	SF +	5.25%	(b)(l)	8.80%	PIK	06/2023	1,269	1,269	—	1,269
								16,030	16,059	0.5	15,412
Software
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	6,454	6,397	0.2	4,583
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	539	535	—	382
Switchfly LLC+	One stop	L +	3.00%	(b)	5.28%		10/2024	40	40	—	30
Switchfly LLC+(5)	One stop	L +	8.50%	(b)	10.79%		10/2024	2	2	—	(16)
								7,035	6,974	0.2	4,979

Total non-controlled/affiliate company debt investments								58,756	55,804	1.8	46,983

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	N/A	210	$—	—%	$234

Electronic Equipment, Instruments and Components
Sloan Company, Inc., The+	Common stock	N/A	N/A	N/A	—	41	—	—

Energy, Equipment & Services
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
Benetech, Inc.+	LLC interest	N/A	N/A	N/A	58	—	—	—
						—	—	—
Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	N/A	2,779	2,276	0.1	2,059
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	886	182	—	250
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	536	110	—	151
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	89	6	—	11
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	52	3	—	6
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	21	—	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	42	—	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	18	—	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	N/A	89	—	—	—
						2,577	0.1	2,477

Healthcare Providers and Services
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	2,902	0.2	4,042
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	1,250	—	1,235
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						4,152	0.2	5,277
Software
Switchfly LLC+	LLC interest	N/A	N/A	N/A	98,370	2,321	0.1	2,231
Switchfly LLC+	LLC units	N/A	N/A	N/A	950	950	—	487
						3,271	0.1	2,718

Total non-controlled/affiliate company equity investments						10,041	0.4	10,706

Total non-controlled/affiliate company investments						65,845	2.2	57,689

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Controlled affiliate company investments(23)
Debt Investments
IT Services
MMan Acquisition Co.*+(7)	One stop	N/A	10.00%	PIK	08/2023	$30,277	$19,550	0.4%	$10,596
MMan Acquisition Co.+	One stop	N/A	8.00%	PIK	08/2023	1,588	1,588	0.1	1,524
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	255	255	—	255
MMan Acquisition Co.+	One stop	N/A	12.00%	PIK	08/2023	849	849	—	849
Total controlled affiliate company debt investments						33,818	23,091	0.5	14,073

Equity Investments (19)(20)
IT Services
MMan Acquisition Co.+	Common stock	N/A	N/A		N/A	—	927	—	—

Total controlled affiliate company equity investments							927	—	—

Total controlled affiliate company investments							24,018	0.5	14,073

Total investments							5,569,604	214.0	5,446,356

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.8%	(24)			37,208	1.5	37,208
Total money market funds							37,208	1.5	37,208
Total Investments and Money Market Funds							$5,606,812	215.5%	$5,483,564

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

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
(g) Denotes that all or a portion of the loan was indexed to the Three-Month AUD, which was 3.11% as of September 30, 2022.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22)Transactions related to investments in non-controlled affiliates for the year ended September 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2022	Interest, dividend and fee income
Abita Brewing Co. LLC	$10,050	$413	$(212)	$(2,180)	$—	$8,071	$823
Benetech, Inc.	2,399	2,821	(2,512)	(968)	—	1,740	227
Elite Dental Partners LLC	16,952	4,151	(60)	(354)	—	20,689	1,313
Paradigm DKD Group, LLC	2,627	357	(3,605)	(571)	1,192	—	2,026
Rubio's Restaurants, Inc	17,559	4	(44)	(4,345)	—	13,174	1,379
Sloan Company, Inc.	5,162	1,520	(648)	284	—	6,318	127
Switchfly LLC	6,168	1,321	—	208	—	7,697	603
Uinta Brewing Company	462	22	(498)	1,040	(1,026)	—	6
Total Non-Controlled Affiliates	$61,379	$10,609	$(7,579)	$(6,886)	$166	$57,689	$6,504

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

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(23)Transactions related to investments in controlled affiliates for the year ended September 30, 2022 were as follows:

Portfolio Company	Fair value as of September 30, 2021	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2022	Interest, dividend and fee income
MMan Acquisition Co.	$18,237	$4,956	$(2,996)	$(6,124)	$—	$14,073	$102
Total Controlled Affiliates	$18,237	$4,956	$(2,996)	$(6,124)	$—	$14,073	$102

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Fourth Amended and Restated Investment Advisory Agreement effective as of July 1, 2023 (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company, the Investment Adviser, and, for certain limited purposes, the Administrator.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6 Fair Value Measurements.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”); Golub Capital BDC CLO III LLC (“2018 Issuer”); Golub Capital BDC Holdings, LLC (“Holdings”); GCIC Holdings LLC (“GCIC Holdings”); GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”); GCIC CLO II LLC (“GCIC 2018 Issuer”); GCIC Funding LLC (“GCIC Funding”); GBDC Holdings Coinvest, Inc.; GBDC Holdings ED Coinvest, Inc.; GCIC North Haven Stack Buyer Coinvest, Inc.; GCIC Quick Quack Coinvest LLC; GBDC Quick Quack Coinvest LLC; prior to May 10, 2021, the date of each of the following entity’s dissolution, GC SBIC IV, L.P. (“SBIC IV”) and GC SBIC IV-GP, LLC; prior to March 23, 2022, the date of each of the following entity’s dissolution, Golub Capital BDC CLO 4 Depositor LLC (“2020 CLO Depositor”), GC SBIC V, L.P. (“SBIC V”) and GC SBIC V-GP, LLC, Mountain Open, Mountain Open 2, Senior Loan Fund LLC and Senior Loan Fund II LLC; prior to its dissolution on September 16, 2022, Golub Capital BDC Funding II LLC (“Funding II”); prior to its dissolution on September 12, 2023, BDC CLO 2014 LLC; and prior to September 27, 2022, the date of each of the following entity’s dissolution, GCIC Funding II LLC (“GCIC Funding II”), Golub Capital BDC Funding LLC (“Funding”), GC BDC Holdings 2010-1 LLC, GCIC BDC 2010-1 LLC, GCIC CLO 2016-1 LLC, GC SBIC VI, L.P. (“SBIC VI”) and GC SBIC VI-GP, LLC.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including Holdings, 2018 Issuer, Funding II, GCIC Holdings and the GCIC 2018 Issuer that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2023, 2022 and 2021, interest income included $19,951, $24,679 and $21,399, respectively, of accretion of discounts. For the years ended September 30, 2023, 2022 and 2021, the Company received loan origination fees of $17,692, $27,023 and $34,215, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2023, 2022 and 2021, interest income included $40,590, $23,354 and $13,931, respectively, of PIK interest and the Company capitalized PIK interest of $38,844, $21,506 and $16,092, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the years ended September 30, 2023, 2022 and 2021, fee income included $79, $3,040 and $3,200 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the years ended September 30, 2023, 2022 and 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $496,114, $354,032 and $301,687, respectively.

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
For the year ended September 30, 2023, the Company recognized PIK and non-cash dividend income of $14,901 which were capitalized into the cost basis of certain preferred equity investments. For the years ended September 30, 2022 and 2021, the Company had no capitalized PIK and non-cash dividends. For the year ended September 30, 2023, the Company received $10 of cash payments of accrued and capitalized preferred dividends. For the years ended September 30, 2022 and 2021, the Company received no cash payments of accrued and capitalized preferred dividends in cash.
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

For the years ended September 30, 2023, 2022 and 2021, the Company recorded dividend income received in cash of $1,340, $684 and $1,713, respectively, and return of capital distributions received in cash of $373, $1,146 and $542, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $62,937 and $65,125 as of September 30, 2023 and September 30, 2022, respectively.

Purchase accounting: Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “Merger”). The Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the years ended September 30, 2023, 2022 and 2021 was $7,073, $15,632 and $30,793, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, $3,682 was recorded for U.S. federal excise tax. For the years ended September 30, 2022 and 2021, the Company did not record any U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023. The Company's tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board reapproved the Program in August 2023 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 12 for more information on the share repurchases under the Program.

Equity Distribution Agreement: On May 28, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “Placement Agent”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through the Placement Agent, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the Equity Distribution Agreement, the Placement Agent will receive a commission from the Company of up to 1.25% of the gross sales price of any shares sold through the Placement Agent under the Equity Distribution Agreement. Offering costs for the Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the years ended September 30, 2023, 2022 and 2021, the Company did not issue any shares of common stock under the Equity Distribution Agreement.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $15,613 and $17,211, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2023, 2022 and 2021 was $7,380, $7,337 and $10,203, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently approved the amended and restated Investment Advisory Agreement on August 3, 2023, effective as of July 1, 2023, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.0% (or 1.375% for periods ending on or before June 30, 2023) of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

The base management fee incurred for the year ended September 30, 2023, was $70,802.

During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $71,962 rather than $73,866 for the year ended September 30, 2022.

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

For the years ended September 30, 2023, 2022 and 2021, the Income Incentive Fee incurred was $74,066, $17,756 and $3,214, respectively.

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
The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee annual rate.
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

For the years ended September 30, 2023, 2022 and 2021, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2023, 2022 and 2021, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both September 30, 2023 and September 30, 2022, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $2,118 and $1,976 as of September 30, 2023 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2023, 2022 and 2021, were $8,158, $6,240 and $6,950, respectively.

As of September 30, 2023 and September 30, 2022, included in accounts payable and other liabilities were $2,017 and $2,049, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2023 and September 30, 2022 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7 Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of September 30, 2023 and September 30, 2022 consisted of the following:

	As of September 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$518,721	$527,449	$503,985	$519,188	$518,216	$472,873
One stop	4,812,987	4,763,128	4,678,099	4,801,600	4,786,118	4,668,609
Second lien	32,173	33,514	29,154	25,801	29,337	23,240
Subordinated debt	8,907	7,866	7,945	3,869	3,814	3,815
Equity	N/A	261,879	297,430	N/A	232,119	277,819
Total	$5,372,788	$5,593,836	$5,516,613	$5,350,458	$5,569,604	$5,446,356

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

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$936,563	16.7%	$872,311	15.7%
Midwest	1,061,739	19.0	1,043,468	18.7
West	895,353	16.0	985,463	17.7
Southeast	1,092,833	19.6	1,084,332	19.5
Southwest	487,270	8.7	461,627	8.3
Northeast	461,711	8.3	491,675	8.8
Canada	170,492	3.1	212,701	3.8
United Kingdom	308,977	5.5	263,815	4.7
Australia	17,050	0.3	17,177	0.3
Luxembourg	29,523	0.5	25,476	0.5
Netherlands	80,112	1.4	61,319	1.1
Finland	30,455	0.5	30,386	0.5
Sweden	18,099	0.3	16,213	0.3
Israel	508	0.0 *	508	0.0 *
Denmark	3,151	0.1	3,133	0.1
Total	$5,593,836	100.0%	$5,569,604	100.0%

Fair Value:
United States
Mid-Atlantic	$937,002	17.0%	$843,796	15.5%
Midwest	1,046,284	19.0	1,024,529	18.8
West	887,364	16.1	980,751	18.0
Southeast	1,094,393	19.8	1,082,651	19.9
Southwest	484,949	8.8	459,971	8.4
Northeast	448,383	8.1	479,291	8.8
Canada	161,668	2.9	207,537	3.8
United Kingdom	287,313	5.2	225,308	4.2
Australia	16,075	0.3	16,248	0.3
Luxembourg	28,486	0.5	23,978	0.4
Netherlands	69,730	1.3	53,140	1.0
Finland	32,488	0.6	29,813	0.5
Sweden	18,650	0.3	15,709	0.3
Israel	612	0.0 *	508	0.0 *
Denmark	3,216	0.1	3,126	0.1
Total	$5,516,613	100.0%	$5,446,356	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2023 and September 30, 2022 were as follows:

	As of September 30, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$24,860	0.4%		$65,825	1.2%
Airlines	955	0.0	*	961	0.0	*
Auto Components	41,234	0.7		41,487	0.7
Automobiles	273,381	4.9		262,821	4.7
Beverages	53,386	1.0		59,650	1.1
Biotechnology	1,769	0.0	*	1,769	0.0	*
Building Products	18,282	0.3		17,764	0.3
Chemicals	87,729	1.6		87,657	1.6
Commercial Services and Supplies	156,336	2.8		137,435	2.5
Communications Equipment	11,448	0.2		11,414	0.2
Containers and Packaging	46,372	0.8		44,094	0.8
Distributors	—	—		5,942	0.1
Diversified Consumer Services	271,430	4.9		241,453	4.3
Diversified Financial Services	44,183	0.8		27,160	0.5
Diversified Telecommunication Services	1,601	0.0	*	1,609	0.0	*
Electronic Equipment, Instruments and Components	24,389	0.4		137,087	2.5
Energy Equipment and Services	4,605	0.1		4,700	0.1
Food and Staples Retailing	62,592	1.1		83,134	1.5
Food Products	154,596	2.8		135,841	2.4
Healthcare Equipment and Supplies	136,283	2.4		141,925	2.5
Healthcare Providers and Services	468,748	8.4		492,321	8.8
Health Care Technology	220,862	4.0		197,946	3.6
Hotels, Restaurants and Leisure	130,946	2.3		132,351	2.4
Household Durables	6,688	0.1		8,897	0.2
Household Products	5,410	0.1		5,473	0.1
Industrial Conglomerates	39,570	0.7		31,560	0.6
Insurance	247,825	4.4		232,074	4.2
Internet and Catalog Retail	67,793	1.2		61,193	1.1
IT Services	270,772	4.8		264,343	4.8
Leisure Products	11,557	0.2		11,797	0.2
Life Sciences Tools & Services	72,065	1.3		50,125	0.9
Machinery	34,336	0.6		34,594	0.6
Marine	19,490	0.4		18,813	0.3
Media	6,351	0.1		6,396	0.1
Multiline Retail	45,113	0.8		45,090	0.8
Oil, Gas and Consumable Fuels	117,176	2.1		92,234	1.7
Paper and Forest Products	10,481	0.2		10,579	0.2
Personal Products	36,551	0.7		36,654	0.7
Pharmaceuticals	171,783	3.1		154,608	2.8
Professional Services	123,318	2.2		116,650	2.1
Real Estate Management and Development	131,488	2.4		123,697	2.2
Road and Rail	38,921	0.7		35,801	0.6
Software	1,462,611	26.2		1,410,563	25.3
Specialty Retail	313,197	5.6		365,734	6.6
Technology Hardware, Storage and Peripherals	23,546	0.4		23,269	0.4
Textiles, Apparel and Luxury Goods	44,256	0.8		44,882	0.8
Trading Companies and Distributors	38,403	0.7		34,410	0.6
Water Utilities	19,148	0.3		17,822	0.3
Total	$5,593,836	100.0%		$5,569,604	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$25,557	0.5%		$64,365	1.2%
Airlines	917	0.0	*	926	0.0	*
Auto Components	39,648	0.7		41,026	0.8
Automobiles	270,598	4.9		260,506	4.8
Beverages	49,787	0.9		57,804	1.1
Biotechnology	1,315	0.0	*	1,536	0.0	*
Building Products	18,278	0.3		17,770	0.3
Chemicals	75,851	1.4		79,461	1.5
Commercial Services and Supplies	159,232	2.9		135,584	2.5
Communications Equipment	11,358	0.2		11,162	0.2
Containers and Packaging	45,597	0.8		44,198	0.8
Distributors	—	—		5,941	0.1
Diversified Consumer Services	271,351	4.9		236,896	4.3
Diversified Financial Services	44,147	0.8		26,928	0.5
Diversified Telecommunication Services	1,612	0.0	*	1,628	0.0	*
Electronic Equipment, Instruments and Components	24,967	0.5		138,011	2.5
Energy Equipment and Services	1,353	0.0	*	1,740	0.0	*
Food and Staples Retailing	56,675	1.0		84,744	1.6
Food Products	158,312	2.9		136,802	2.5
Healthcare Equipment and Supplies	132,677	2.4		131,962	2.4
Healthcare Providers and Services	451,795	8.2		444,736	8.2
Health Care Technology	222,984	4.1		200,658	3.7
Hotels, Restaurants and Leisure	132,972	2.4		134,159	2.5
Household Durables	6,891	0.1		9,275	0.2
Household Products	5,217	0.1		5,265	0.1
Industrial Conglomerates	39,056	0.7		30,407	0.6
Insurance	246,424	4.5		226,158	4.2
Internet and Catalog Retail	70,228	1.3		61,299	1.1
IT Services	260,877	4.7		249,240	4.6
Leisure Products	13,162	0.3		13,478	0.2
Life Sciences Tools & Services	72,077	1.3		49,478	0.9
Machinery	33,082	0.6		31,750	0.6
Marine	19,053	0.4		18,399	0.3
Media	6,179	0.1		6,503	0.1
Multiline Retail	45,138	0.8		45,138	0.8
Oil, Gas and Consumable Fuels	117,897	2.2		90,054	1.7
Paper and Forest Products	9,991	0.2		10,640	0.2
Personal Products	34,489	0.6		33,869	0.6
Pharmaceuticals	162,335	2.9		150,263	2.8
Professional Services	123,807	2.2		116,622	2.1
Real Estate Management and Development	128,483	2.3		119,120	2.2
Road and Rail	39,047	0.7		35,742	0.7
Software	1,455,863	26.4		1,401,424	25.7
Specialty Retail	308,126	5.6		367,521	6.7
Technology Hardware, Storage and Peripherals	23,350	0.4		22,852	0.4
Textiles, Apparel and Luxury Goods	43,696	0.8		42,302	0.8
Trading Companies and Distributors	36,734	0.7		33,597	0.6
Water Utilities	18,428	0.3		17,417	0.3
Total	$5,516,613	100.0%		$5,446,356	100.0%
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

The outstanding forward currency contracts as of September 30, 2023 and September 30, 2022 were as follows:

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	676	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,174	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	3,570	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	991	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	3,032	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	3,397	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,968	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	203	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025		(70)
						$15,011	$(70)

As of September 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	2/28/2023	$1,226	$—
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	572	—
Macquarie Bank Limited	£2,228	GBP	$2,903	USD	4/28/2023	408	—
Macquarie Bank Limited	€13,960	EUR	$16,735	USD	4/28/2023	2,778	—
Macquarie Bank Limited	€6,760	EUR	$8,044	USD	4/28/2023	1,287	—
Macquarie Bank Limited	£10,058	GBP	$12,706	USD	7/17/2023	1,459	—
Macquarie Bank Limited	$18,425	CAD	$13,783	USD	10/30/2023	372	—
Macquarie Bank Limited	$25,000	CAD	$19,609	USD	8/27/2024	1,267	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,399	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	6,285	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	1,156	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	5,265	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	4,637	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	3,538	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	236	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	448	—
						$32,333	$—

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2023 and September 30, 2022.

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$15,011	$(70)	$14,941	$—	$14,941

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$32,333	$—	$32,333	$—	$32,333

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the years ended September 30, 2023, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2023	2022	2021
Foreign exchange	$2,711	$1,080	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2023	2022	2021
Foreign exchange	$(17,392)	$32,243	$1,154

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2023, 2022 and 2021:

Average U.S. Dollar notional outstanding	Year ended September 30,
	2023	2022	2021
Forward currency contracts	$221,448	$254,118	$94,304

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. All investments as of September 30, 2022 were valued using Level 3 inputs. As of September 30, 2023 and September 30, 2022, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and September 30, 2022:

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,219,183	$5,219,183
Equity investments(1)	100	—	297,330	297,430
Money market funds(1)(2)	72,822	—	—	72,822
Forward currency contracts	—	15,011	—	15,011
Total assets, at fair value:	$72,922	$15,011	$5,516,513	$5,604,446
Liabilities, at fair value:
Forward currency contracts	$—	$(70)	$—	$(70)
Total liabilities, at fair value:	$—	$(70)	$—	$(70)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,168,537	$5,168,537
Equity investments(1)	—	—	277,819	277,819
Money market funds(1)(2)	37,208	—	—	37,208
Forward currency contracts	—	32,333	—	32,333
Total assets, at fair value:	$37,208	$32,333	$5,446,356	$5,515,897

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2023, 2022 and 2021, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was $1,324, $(119,448) and $68,612, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2023 and 2022:

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	24,509	(10,231)	14,278
Net translation of investments in foreign currencies	31,666	94	31,760
Realized gain (loss) on investments	(48,084)	1,588	(46,496)
Realized gain (loss) on translation of investments in foreign currencies	(1,419)	—	(1,419)
Fundings of (proceeds from) revolving loans, net	381	—	381
Fundings of investments	644,630	30,598	675,228
PIK interest and non-cash dividends	38,844	14,901	53,745
Proceeds from non-cash dividends	—	(10)	(10)
Proceeds from principal payments and sales of portfolio investments	(652,759)	(17,429)	(670,188)
Accretion of discounts and amortization of premiums	12,878	—	12,878
Fair value, end of period	$5,219,183	$297,330	$5,516,513

	For the year ended September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$4,709,148	$185,230	$4,894,378
Net change in unrealized appreciation (depreciation) on investments	(53,378)	(3,365)	(56,743)
Net translation of investments in foreign currencies	(65,751)	(179)	(65,930)
Realized gain (loss) on investments	(852)	20,122	19,270
Realized gain (loss) on translation of investments in foreign currencies	624	—	624
Funding of (proceeds from) revolving loans, net	1,812	—	1,812
Fundings of investments	1,766,974	116,106	1,883,080
PIK interest	21,506	—	21,506
Proceeds from principal payments and sales of portfolio investments	(1,220,593)	(40,095)	(1,260,688)
Accretion of discounts and amortization of premiums	9,047	—	9,047
Fair value, end of period	$5,168,537	$277,819	$5,446,356

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and September 30, 2022.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$503,985	Yield analysis	Market interest rate	8.0% - 17.8% (10.6%)
		Market comparable companies	EBITDA multiples	5.2x - 24.0x (14.7x)
One stop loans(3)(4)	$4,678,099	Yield analysis	Market interest rate	7.3% - 26.3% (10.9%)
		Market comparable companies	EBITDA multiples	4.0x - 34.0x (16.3x)
			Revenue multiples	1.5x - 27.0x (7.7x)
Subordinated debt and second lien loans	$37,099	Yield analysis	Market interest rate	10.3% - 24.5% (14.6%)
		Market comparable companies	EBITDA multiples	8.3x - 22.0x (19.5x)
Equity(5)	$297,330	Market comparable companies	EBITDA multiples	5.2x - 35.0x (16.9x)
			Revenue multiples	1.5x - 18.0x (9.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$44,510 of loans at fair value were valued using the market comparable companies approach only.
(3) $123,841 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,895,527 and $782,572 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $258,046 and $39,284 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$472,873	Yield analysis	Market interest rate	6.8% - 20.0% (9.6%)
		Market comparable companies	EBITDA multiples	6.5x - 26.2x (14.7x)
	—	Collateral analysis	Recovery rate	N/A
One stop loans(3)(4)	$4,668,609	Yield analysis	Market interest rate	7.0% - 17.3% (9.6%)
		Market comparable companies	EBITDA multiples	4.5x - 37.3x (16.4x)
			Revenue multiples	2.0x - 22.0x (8.3x)
Subordinated debt and second lien loans(5)	$27,055	Yield analysis	Market interest rate	9.8% - 13.8% (12.2%)
		Market comparable companies	EBITDA multiples	6.5x - 23.0x (21.0x)
Equity(5)	$277,819	Market comparable companies	EBITDA multiples	4.5x - 38.0x (18.0x)
			Revenue multiples	2.0x - 24.4x (12.6x)
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of September 30, 2023 and September 30, 2022.

	As of September 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,133,332	$2,990,685	$3,093,603	$2,902,210

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of September 30, 2023, the Company’s asset coverage for borrowed amounts was 180.7%.

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

Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. For the year ended September 30, 2023, the Company had repayments on the 2018 Notes of $19,503. For each of the years ended September 30, 2022 and 2021, the Company had no repayments on the 2018 Notes. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2023 and September 30, 2022, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of September 30, 2023 and September 30, 2022, there were 65 and 74 portfolio companies, respectively, with a total fair value of $555,699 and $568,310, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of September 30, 2023 based on the last interest rate reset was 5.3%.

For the years ended September 30, 2023, 2022 and 2021 the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$26,375	$10,542	$7,598
Amortization of debt issuance costs	161	421	421
Total interest and other debt financing expenses	$26,536	$10,963	$8,019
Cash paid for interest expense	$24,271	$8,410	$7,712
Average stated interest rate	6.5%	2.6%	1.9%
Average outstanding balance	$403,098	$408,200	$408,200

As of September 30, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$307,497	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate(1)	SOFR + 1.48%	SOFR + 2.10%	SOFR + 2.80%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.
GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the September 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2023 and September 30, 2022, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. For the year ended September 30, 2023, the Company had repayments on the GCIC 2018 Notes of $32,973. For the years ended September 30, 2022 and 2021, the Company had no repayments on the GCIC 2018 Notes. The GCIC 2018 Notes are scheduled to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of September 30, 2023 and September 30, 2022, there were 87 and 91 portfolio companies, respectively, with a total fair value of $841,241 and $885,171, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of September 30, 2023 based on the last interest rate reset was 5.3%.

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$32,923	$13,422	$9,889
Accretion of discounts on notes issued	544	1,789	1,789
Amortization of debt issuance costs	21	68	47
Total interest and other debt financing expenses	$33,488	$15,279	$11,725
Cash paid for interest expense	$30,453	$10,757	$10,238
Average stated interest rate	6.1%	2.5%	1.8%
Average outstanding balance	$537,754	$546,500	$546,500

As of September 30, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$457,027	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate(1)	SOFR + 1.48%	2.50%	SOFR + 2.25%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.
2020 Debt Securitization: On August 26, 2020, the Company completed a $330,355 term debt securitization, of which $297,355 was funded at closing (the “2020 Debt Securitization”). The notes offered in the 2020 Debt Securitization (the “2020 Notes”) were issued by the 2020 Issuer, a subsidiary of 2020 CLO Depositor, and were backed by a diversified portfolio of senior secured and second lien loans. The 2020 Notes consisted of approximately $137,500 of AAA Class A-1 2020 Notes, which bore interest at three-month LIBOR plus 2.35%; $10,500 of AAA Class A-2 2020 Notes, which bore interest at three-month LIBOR plus 2.75%; $21,000 of AA Class B 2020 Notes which bore interest at the three-month LIBOR plus 3.20%; up to $33,000 A Class C 2020 Notes, which remained unfunded upon closing of the transactions and bore interest at three-month LIBOR plus a spread set in connection with the funding date but which in no event was to be greater than 3.65%; and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
approximately $108,355 of Subordinated 2020 Notes, which did not bear interest. The Company was permitted, subject to certain conditions, to request a one-time funding of the Class C 2020 Notes, which would not be deemed an additional issuance of notes, but would have caused the Class C 2020 Notes to be additional debt of the Company. As a part of the 2020 Debt Securitization, the Company also entered into a credit agreement (the “Credit Agreement”) upon closing of the transactions pursuant to which various financial institutions and other persons which were, or could have become, parties thereto as lenders (the “Lenders”) committed to make $20,000 of AAA Class A-1-L loans to the Company (the “2020 Loans”). The 2020 Loans bore interest at three-month LIBOR plus 2.35% and were fully drawn upon closing of the transactions. Any Lender could have elected to convert all or a portion of the Class A-1-L Loans held by such Lender into Class A-1 2020 Notes upon written notice to the Company in accordance to the Credit Agreement. The Class A-1 2020 Notes, the Class A-2 2020 Notes and the Class B 2020 Notes were issued through a private placement. The Class C 2020 Notes and the Subordinated 2020 Notes were retained by the Company and the Company was the sole owner of the equity of the 2020 Issuer.

Through November 5, 2022, all principal collections received on the underlying collateral could have been used by the 2020 Issuer to purchase new collateral under the direction of GC Advisors, in its capacity as collateral manager of the 2020 Issuer and in accordance with the Company's investment strategy, allowing the Company to maintain the initial leverage in the 2020 Debt Securitization.

On August 26, 2021, the 2020 Issuer redeemed the outstanding 2020 Notes pursuant to the terms of the indenture governing such 2020 Notes. Following such redemption, the agreements that governed the 2020 Debt Securitization were terminated. The 2020 Notes would have otherwise matured on November 5, 2032. The pool of loans in the 2020 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2020 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2020 Debt Securitization were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$—	$—	$4,596
Amortization of debt issuance costs	—	—	1,580
Total interest and other debt financing expenses	$—	$—	$6,176
Cash paid for interest expense and facility fees	$—	$—	$5,101
Average stated interest rate	N/A	N/A	2.7%
Average outstanding balance	$—	$—	$170,359

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

As part of each of the 2018 Debt Securitization, GCIC 2018 Debt Securitization and 2020 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer, GCIC 2018 Issuer or the 2020 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes, the GCIC Subordinated 2018 Notes and the Subordinated 2020 Notes, as applicable. As of September 30, 2023, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

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

As of September 30, 2023 and September 30, 2022, each of SBIC IV, SBIC V and SBIC VI had no outstanding SBA-guaranteed debentures. The original amount of debentures committed to SBIC IV, SBIC V and SBIC VI by the SBA were $150,000, $175,000 and $175,000, respectively. Through September 30, 2021, SBIC IV, SBIC V and SBIC VI repaid all outstanding debentures and the corresponding debenture commitments were terminated.

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$—	$—	$3,851
Amortization of debt issuance costs	—	—	4,621
Total interest and other debt financing expenses	$—	$—	$8,472
Cash paid for interest expense and facility fees	$—	$—	$4,396
Average stated interest rate	N/A	N/A	2.7%
Average outstanding balance	$—	$—	$143,179

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
As of both September 30, 2023 and September 30, 2022, the Company did not have any outstanding debt under the MS Credit Facility II.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$—	$702	$3,000
Facility fees	—	529	262
Amortization of debt issuance costs	—	535	493
Total interest and other debt financing expenses	$—	$1,766	$3,755
Cash paid for interest expense and facility fees	$—	$1,421	$5,034
Average stated interest rate	N/A	4.0%	2.7%
Average outstanding balance	$—	$17,452	$112,375

WF Credit Facility: Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent. On February 12, 2021, all outstanding borrowings under the WF Credit Facility were repaid following which the WF Credit Facility was terminated. Prior to its termination, the WF Credit Facility allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The stated maturity on the WF Credit Facility was March 21, 2024, with a reinvestment period that would have expired on March 20, 2021. The WF Credit Facility bore interest at one-month LIBOR plus 2.00%. A non-usage fee rate between 0.50% and 1.75% per annum was payable depending on the size of the unused portion of the WF Credit Facility.

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

As of September 30, 2023 and September 30, 2022, the Company had no outstanding debt or commitments under the WF Credit Facility.

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$—	$—	$996
Facility fees	—	—	323
Total interest and other debt financing expenses	$—	$—	$1,319
Cash paid for interest expense and facility fees	$—	$—	$1,614
Average stated interest rate	N/A	N/A	2.2%
Average outstanding balance	$—	$—	$45,050

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
DB Credit Facility: Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian. On October 9, 2020, all outstanding borrowings under the DB Credit Facility were repaid following which the DB Credit Facility was terminated. Prior to its termination, the DB Credit Facility allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

As of September 30, 2023 and September 30, 2022, the Company had no outstanding debt or commitments under the DB Credit Facility.

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$—	$—	$73
Facility fees	—	—	14
Total interest and other debt financing expenses	$—	$—	$87
Cash paid for interest expense and facility fees	$—	$—	$840
Average stated interest rate	N/A	N/A	2.2%
Average outstanding balance	$—	$—	$3,256

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of September 30, 2023, allowed the Company to borrow up to $1,487,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on March 17, 2023, the Company amended the JPM Credit Facility, to, among other things, extend the maturity date to March 17, 2028, decrease the adjustment to term SOFR for loans using such rate to 0.10% and increase the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $512,500 of additional commitments.

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
Borrowings under the JPM Credit Facility bear interest at the applicable base rate plus a margin of either 1.75% or 1.875%, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) one-month EURIBOR with respect to any advances denominated in euros, and (iv) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Effective September 13, 2022, interest under the JPM Facility for loans denominated in SOFR were converted to reference a benchmark rate of term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor). Effective March 17, 2023, the adjustment to term SOFR was reduced to 0.10%.
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

As of September 30, 2023 and September 30, 2022, the Company had outstanding debt of $784,374 and $692,592, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$41,821	$13,876	$1,200
Facility fees	2,635	2,501	958
Amortization of debt issuance costs	2,793	1,865	710
Total interest and other debt financing expenses	$47,249	$18,242	$2,868
Cash paid for interest expense and facility fees	$44,667	$14,948	$1,593
Average stated interest rate	6.2%	2.6%	2.0%
Average outstanding balance	$678,560	$524,105	$59,612

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of both September 30, 2023 and September 30, 2022, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$16,876	$16,745	$13,463
Accretion of discounts and amortization of premiums on notes issued	(1,384)	(1,327)	90
Amortization of debt issuance costs	1,986	1,932	1,583
Total interest and other debt financing expenses	$17,478	$17,350	$15,136
Cash paid for interest expense	$16,876	$15,188	$7,238
Average stated interest rate	3.4%	3.4%	3.4%
Average outstanding balance	$500,000	$496,164	$398,904

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both September 30, 2023 and September 30, 2022, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$15,000	$14,833	$6,028
Accretion of discounts on notes issued	531	520	132
Amortization of debt issuance costs	1,493	1,588	595
Total interest and other debt financing expenses	$17,024	$16,941	$6,755
Cash paid for interest expense	$15,000	$14,319	$5,000
Average stated interest rate	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$593,425	$240,000

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both September 30, 2023 and September 30, 2022, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Year ended September 30,
	2023	2022	2021
Stated interest expense	$7,176	$7,176	$1,156
Accretion of discounts on notes issued	733	733	118
Amortization of debt issuance costs	926	928	153
Total interest and other debt financing expenses	$8,835	$8,837	$1,427
Cash paid for interest expense	$7,174	$7,415	$—
Average stated interest rate	2.1%	2.1%	2.0%
Average outstanding balance	$350,000	$350,000	$56,575

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of September 30, 2023 and September 30, 2022, the Company was permitted to borrow up to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
$100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2023 was 5.0%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of both September 30, 2023 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Adviser Revolver were as follows:

Year ended September 30,
	2023	2022	2021
Stated interest expense	$—	$—	$—
Cash paid for interest expense	—	—	—
Average stated interest rate	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—

For the years ended September 30, 2023, 2022 and 2021, the average total debt outstanding was $3,069,412, $2,935,846 and $2,184,010, respectively.

For the years ended September 30, 2023, 2022 and 2021, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.9%, 3.0% and 3.0%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$388,697	$—	$—		$—	$388,697
2018 GCIC Debt Securitization	513,528	—	—		—	513,528
JPM Credit Facility	784,373	—	20,838	(1)	763,535	—
2024 Notes(2)	500,747	500,747	—		—	—
2026 Notes(2)	598,461	—	598,461		—	—
2027 Notes(2)	347,526	—	—		347,526	—
Total borrowings	$3,133,332	$500,747	$619,299		$1,111,061	$902,225

(1) Represents principal outstanding on $37,500 commitment from one non-extending lender that matures on February 11, 2026.
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
The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2023, 2022 and 2021:

	Years ended September 30,
	2023	2022	2021
Increase (decrease) in Paid in Capital in Excess of Par	$(12,902)	$(750)	$(1,425)
Increase (decrease) in Distributable Earnings (Losses)	12,902	750	1,425
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2023, 2022 and 2021:

	Years ended September 30,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$258,631	$153,440	$340,280
Net change in unrealized (appreciation) depreciation on investment transactions	(13,555)	61,898	(165,246)
Other income not currently taxable	(22,437)	(7,574)	(13,466)
Expenses not currently deductible	11,198	18,652	33,125
Other income for tax but not book	3,773	5,846	8,215
Other deductions/losses for tax not book	(39,639)	(519)	(5,295)
Other realized gain/loss differences	29,175	41,313	(2,762)
Taxable income before deductions for distributions	$227,146	$273,056	$194,851

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2023, 2022 and 2021 was as follows:

	Years ended September 30,
	2023	2022	2021
Ordinary Income	$209,607	$204,806	$189,204
Long-Term Capital Gains	28,785	—	5,648
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2023, 2022 and 2021 were as follows:

	As of September 30,
	2023	2022	2021
Undistributed ordinary income – tax basis	$56,886	$39,466	$—
Undistributed realized gains – tax basis	—	28,784	—
Net unrealized appreciation (depreciation) on investments	(160,673)	(204,442)	(82,787)
Other temporary differences	4,583	3,847	1,058
Total accumulated earnings (deficit) – book basis	$(99,204)	$(132,345)	$(81,729)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2023, the Company estimates that it will have $757 of capital loss carryforward available for use in subsequent tax years.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2023, September 30, 2022 and September 30, 2021, the Company did not elect to defer ordinary losses, short-term capital losses or long-term capital losses.

For the tax year ended September 30, 2023, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in the tax year ended September 30, 2024. The amount carried forward to the tax year ended September 30, 2024 is estimated to be approximately $56,886 of ordinary income, although these amounts will not be finalized until the September 30, 2023 tax returns are filed in 2024.

As of September 30, 2023, the federal tax cost of investments was $5,695,036 resulting in estimated gross unrealized gains and losses of $104,381 and $282,804, respectively.

The Company has consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2023, the Company recorded a tax benefit for taxable subsidiaries of $101. For the years ended September 30, 2022 and 2021, the Company recorded a tax expense for taxable subsidiaries of $1,229 and $543, respectively. As of September 30, 2023, the Company recorded a net deferred tax liability of $1,090 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2022, the Company recorded a net deferred tax liability of $1,398 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 9. Commitments and Contingencies

Commitments: As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $189,378, including $39,650 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $224,581, including $35,643 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of September 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2023	2022		2021		2020	2019
Net asset value at beginning of period	$14.89	$15.19		$14.33		$16.76	$16.10
Net increase in net assets as a result of issuance of DRIP shares	—	0.00	(2)	0.00	(2)	0.01	0.01
Net increase (decrease) in net assets as a result of issuance of shares	—	—		—		(1.13)	3.17
Net increase in net assets as a result of repurchases of shares	0.01	—		—		—	—
Distributions declared:
From net investment income - after tax	(1.23)	(1.20)		(1.13)		(1.29)	(1.27)
From capital gains	(0.17)	—		(0.03)		(0.04)	(0.13)
From return of capital	—	—		—		(0.04)	—
Net investment income - after tax	1.70	1.15		0.99		0.94	1.36
Net realized gain (loss) on investment transactions	(0.26)	0.12		0.05		(0.12)	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.08	(0.37)		0.98		(0.76)	(2.41)
Net asset value at end of period	$15.02	$14.89		$15.19		$14.33	$16.76
Per share market value at end of period	$14.67	$12.39		$15.81		$13.24	$18.84
Total return based on market value(4)	30.50%	(14.80)%		28.90%		(22.81)%	8.80%
Number of common shares outstanding	169,594,742	170,895,670		170,028,584		167,259,511	132,658,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022	2021	2020	2019
Ratio of net investment income - after tax to average net assets	11.46%	7.53%	6.73%	6.22%	8.41%
Ratio of total expenses (without waiver) to average net assets	12.45%	7.43%	5.78%	7.15%	8.42%
Ratio of management fee waiver to average net assets	—%	(0.07)%	(0.16)%	—%	—%
Ratio of incentive fees to average net assets	2.94%	0.68%	0.13%	0.62%	0.87%
Ratio of excise tax to average net assets	0.15%	—%	—%	—%	—%
Ratio of net expenses (without incentive fees) to average net assets	9.51%	6.68%	5.49%	6.53%	7.55%
Total return based on average net asset value(5)	10.25%	5.89%	13.70%	2.45%	(1.81)%
Net assets at end of period	$2,547,878	$2,544,500	$2,582,692	$2,396,193	$2,222,854
Average debt outstanding	$3,069,412	$2,935,846	$2,184,010	$2,200,950	$1,050,155
Average debt outstanding per share	$18.10	$17.18	$12.84	$13.16	$7.92
Portfolio turnover	12.19%	23.56%	35.58%	14.87%	17.47%
Asset coverage ratio(6)	180.68%	181.70%	200.04%	232.15%	220.31%
Asset coverage ratio per unit(7)	$1,807	$1,817	$2,000	$2,321	$2,203
Average market value per unit:(8)
2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2020 Debt Securitization	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
MS Credit Facility II	N/A	N/A	N/A	N/A	N/A
WF Credit Facility	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
JPM Credit Facility	N/A	N/A	N/A	N/A	N/A
2024 Notes	$969	$996	$1,034	N/A	N/A
2026 Notes	$867	$917	$1,004	N/A	N/A
2027 Notes	$834	$888	$990	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2023, 2022 and 2021:

	Year ended September 30,
	2023	2022	2021
Earnings available to stockholders	$258,631	$153,440	$340,280
Basic and diluted weighted average shares outstanding	170,324,784	170,674,570	167,994,042
Basic and diluted earnings per share	$1.52	$0.90	$2.03

Note 12. Common Stock Transactions

On August 3, 2023, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of September 30, 2023, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of September 30, 2023, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of the Company’s common stock pursuant to the Program for an aggregate purchase price of approximately $16,861. For the year ended September 30, 2023, repurchases under the Program were as follows:

Day Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353
April 1 - 30, 2023	56,130	13.03	731	139,622
May 1 - 31, 2023	188,210	12.95	2,438	137,184
June 1 - 30, 2023	299,794	13.26	3,975	133,209
July 1 - 31, 2023	5,250	13.29	70	133,139
Total	1,300,928	$12.96	$16,861	$150,000(1)

(1)The program was reapproved on August 3, 2023 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. No additional shares have been purchased since the re-approval.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2023, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the year ended September 30, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(1)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(2)
05/05/2023	06/02/2023	06/29/2023	$0.33	$44,518	—	$11,548	(3)
08/03/2023	08/18/2023	09/15/2023	$0.04	$5,495	—	$1,289	(4)
08/03/2023	09/01/2023	09/29/2023	$0.37	$50,659	—	$12,091	(5)
For the year ended September 30, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30	$37,358	29,928	$13,902	(6)(7)
05/06/2022	06/03/2022	06/29/2022	$0.30	$39,336	—	$11,933	(8)
08/05/2022	09/02/2022	09/29/2022	$0.30	$40,223	—	$11,046	(9)
For the year ended September 30, 2021
11/20/2020	12/11/2020	12/30/2020	$0.29	$33,846	—	$14,659	(10)
02/05/2021	03/05/2021	03/30/2021	$0.29	$34,311	972,196	$14,194
05/07/2021	06/11/2021	06/29/2021	$0.29	$35,113	920,150	$13,674
08/06/2021	09/08/2021	09/29/2021	$0.29	$35,852	876,727	$13,203

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
(4)In accordance with the Company's DRIP, 90,264 shares of the Company's stock were purchased in the open market at an average price of $14.28 and were allocated to stockholders of the Company participating in DRIP.
(5)In accordance with the Company's DRIP, 824,353 shares of the Company's stock were purchased in the open market at an average price of $14.67 and were allocated to stockholders of the Company participating in DRIP.
(6)In accordance with the Company's DRIP, 882,358 shares of the Company's stock were purchased in the open market at an average price of
$15.24 and were allocated to stockholders of the Company participating in DRIP.
(7)In accordance with the Company’s DRIP, the Company issued 29,928 shares for proceeds totaling $457.
(8)In accordance with the Company's DRIP, 917,845 shares of the Company's stock were purchased in the open market at an average price of $13.00 and were allocated to stockholders of the Company participating in DRIP.
(9)In accordance with the Company's DRIP, 903,318 shares of the Company's stock were purchased in the open market at an average price of $12.23 and were allocated to stockholders of the Company participating in DRIP.
(10)In accordance with the Company's DRIP, 1,034,149 shares of the Company's stock were purchased in the open market at an average price of $14.18 and were allocated to stockholders of the Company participating in DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 6, 2023, the Company entered into an equity distribution agreement by and among the Company and various placement agents in connection with the sale by the Company of shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $250,000, in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock.

On November 17, 2023, the Company’s Board declared a quarterly distribution of $0.37 per share, which is payable on December 29, 2023 to holders of record as of December 8, 2023, and a supplemental distribution of $0.07 per share, which is payable on December 15, 2023 to holders of record as of December 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 118
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 4, 2019).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K (File No. 814-00794), filed November 21, 2022.)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.6	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.7	Description of securities	*
4.8	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.9	First Supplemental Indenture, dated as of October 2, 2020, relating to the 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.10	Form of 3.375% Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.11	Second Supplemental Indenture, dated as of February 24, 2021, related to the 2.500% Notes due 2026, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
814-00794), filed on February 24, 2021).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

4.12	Form of 2.500% Notes due 2026. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. File No. 814-00794), filed on February 24, 2021).
4.13	Third Supplemental Indenture, dated as of August 3, 2021, relating to the 2.050% Notes due 2027, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
4.14	Form of 2.050% Notes due 2027. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
10.1	Fourth Amended and Restated Investment Advisory Agreement, dated as of August 3, 2023, by and between Golub Capital BDC, Inc. and GC Advisors, LLC.
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.7	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC CLO III LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, and consented to by GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on June 30, 2023).
10.8	Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.9	Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.10	First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).
10.11	Second Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 16, 2022).
10.12	Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.13	Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.14	Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.15	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.16	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.5 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.17	First Supplemental Indenture, dated as of December 21, 2020, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee to the Indenture, dated as of December 13, 2018, among the Issuer and Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 8, 2021).
10.18	Second Supplemental Indenture, dated as of June 30, 2023, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee, and consented to by GC Advisors LLC, as Collateral Manager and The Bank of New York Mellon Trust Company, National Association, as Collateral Administrator. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 30, 2023).
10.19	Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 12, 2021).
10.20	Commitment Increase Agreement, dated as of October 14, 2021, by Signature Bank, as Increasing Lender, Wells Fargo Bank, National Association and Regions Bank, each as an Assuming Lender, in favor of the Company, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Facility. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on October 18, 2021).
10.21	Commitment Increase Agreement, dated as of November 23, 2021, by First National Bank of Pennsylvania, as Assuming Lender, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, each as an Increasing Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 24, 2021).
10.22	Amendment No. 1, dated as of November 19, 2021, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K/A (File No. 814-00794), filed on December 14, 2021).
10.23	Commitment Increase Agreement, dated as of December 17, 2021, by Comerica Bank, and Capital One, National Association, each as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 21, 2021).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.24	Amendment No. 2, dated as of September 2, 2022, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, as amended, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 8, 2022).
10.25	Commitment Increase Agreement, dated as of September 16, 2022, by Santander Bank, N.A., as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 20, 2022).
10.26	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on March 20, 2023).

10.27	Equity Distribution Agreement, dated as of October 6, 2023, by and among Golub Capital BDC, Inc. GC Advisors LLC, Golub Capital LLC, Keefe Bruyette & Woods, Inc. and Regions Securities LLC.
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
21.1	List of Subsidiaries.	*
23.1	Consent of Ernst & Young LLP	*
24.1	Power of attorney (included on the signature page hereto).
25.1	Statement of Eligibility of Trustee on From T-1. (Incorporated by reference to Exhibit 25.1 to the Registrant's Form 10-Q (File No. 814-00794), filed February 7, 2020.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Clawback Policy	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 20, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 20, 2023
David B. Golub	(Principal Executive Officer)

/s/ Christopher C. Ericson	Chief Financial Officer	November 20, 2023
Christopher C. Ericson	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 20, 2023
Lawrence E. Golub

/s/ John T. Baily	Director	November 20, 2023
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 20, 2023
Kenneth F. Bernstein

/s/ Lofton P. Holder	Director	November 20, 2023
Lofton P. Holder

/s/ Anita J. Rival	Director	November 20, 2023
Anita J. Rival

/s/ William M. Webster IV	Director	November 20, 2023
William M. Webster IV