Form 10-Q
period 2023-12-31
GOLUB CAPITAL BDC, Inc.
filed 2024-02-05
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 5, 2024, the Registrant had 170,585,795 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,351,550	$5,416,739
Non-controlled affiliate company investments	79,073	87,084
Controlled affiliate company investments	12,804	12,790
Total investments, at fair value (amortized cost of $5,510,452 and $5,593,836, respectively)	5,443,427	5,516,613
Cash and cash equivalents	70,691	65,617
Foreign currencies (cost of $5,873 and $4,540, respectively)	5,967	4,208
Restricted cash and cash equivalents	96,761	70,381
Interest receivable	54,494	58,054
Net unrealized appreciation on forward currency contracts	9,226	14,941
Other assets	19,314	3,658
Total Assets	$5,699,880	$5,733,472
Liabilities
Debt	$3,084,102	$3,133,332
Less unamortized debt issuance costs	(18,818)	(15,613)
Debt less unamortized debt issuance costs	3,065,284	3,117,719
Interest payable	26,583	24,749
Management and incentive fees payable	35,241	35,277
Accrued trustee fees	231	331
Accounts payable and other liabilities	8,623	7,518
Total Liabilities	3,135,962	3,185,594
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 170,585,795 and 169,594,742 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	171	170
Paid in capital in excess of par	2,661,797	2,646,912
Distributable earnings (losses)	(98,050)	(99,204)
Total Net Assets	2,563,918	2,547,878
Total Liabilities and Total Net Assets	$5,699,880	$5,733,472
Number of common shares outstanding	170,585,795	169,594,742
Net asset value per common share	$15.03	$15.02

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2023	2022
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$147,532	$123,678
Payment-in-kind interest income	10,909	7,083
Dividend income	4,375	4,133
Fee income	365	487
Total investment income from non-controlled/non-affiliate company investments	163,181	135,381
From non-controlled affiliate company investments:
Interest income	647	46
Payment-in-kind interest income	788	1,343
Fee income	48	38
Total investment income from non-controlled affiliate company investments	1,483	1,427
From controlled affiliate company investments:
Interest income(1)	—	(28)
Payment-in-kind interest income	102	93
Fee income	4	4
Total investment income from controlled affiliate company investments	106	69
Total investment income	164,770	136,877
Expenses
Interest and other debt financing expenses	41,560	34,245
Base management fee	13,956	19,062
Incentive fee	21,285	16,011
Professional fees	1,308	1,208
Administrative service fee	2,245	2,175
General and administrative expenses	381	313
Total expenses	80,735	73,014
Net investment income - before tax	84,035	63,863
Excise tax	500	2,200
Net investment income - after tax	83,535	61,663
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	909	3,697
Non-controlled affiliate company investments	—	320
Foreign currency transactions	187	(1,186)
Forward currency contracts	—	463
Net realized gain (loss) on investment transactions	1,096	3,294
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	3,047	(33,397)
Non-controlled affiliate company investments	(12,225)	(7,981)
Controlled affiliate company investments	(126)	307
Translation of assets and liabilities in foreign currencies	6,187	15,897
Forward currency contracts	(5,715)	(14,448)
Net change in unrealized appreciation (depreciation) on investment transactions	(8,832)	(39,622)
Net gain (loss) on investment transactions	(7,736)	(36,328)
(Provision) benefit for taxes on realized gains on investments	—	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	(23)	453
Net increase (decrease) in net assets resulting from operations	$75,776	$25,581
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.45	$0.15
Dividends and distributions declared per common share	$0.44	$0.33
Basic and diluted weighted average common shares outstanding (Note 10)	169,650,233	170,895,670
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	170,895,670	$171	$2,676,674	$(132,345)	$2,544,500
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	61,663	61,663
Net realized gain (loss) on investment transactions	—	—	—	3,294	3,294
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(39,622)	(39,622)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	453	453
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(56,396)	(56,396)
Total increase (decrease) for the three months ended December 31, 2022	—	—	—	(30,815)	(30,815)
Balance at December 31, 2022	170,895,670	$171	$2,676,674	$(163,160)	$2,513,685
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	83,535	83,535
Net realized gain (loss) on investment transactions	—	—	—	1,096	1,096
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(8,832)	(8,832)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(23)	(23)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	991,053	1	14,885	—	14,886
Distributions from distributable earnings	—	—	—	(74,622)	(74,622)
Total increase (decrease) for the three months ended December 31, 2023	991,053	1	14,885	1,154	16,040
Balance at December 31, 2023	170,585,795	$171	$2,661,797	$(98,050)	$2,563,918

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$75,776	$25,581
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,109	1,748
Accretion of discounts and amortization of premiums on investments	(3,673)	(3,893)
Accretion of discounts and amortization of premiums on issued debt securities	41	421
Net realized (gain) loss on investments	(909)	(4,017)
Net realized (gain) loss on foreign currency transactions	(187)	1,186
Net realized (gain) loss on forward currency contracts	—	(463)
Net change in unrealized (appreciation) depreciation on investments	9,304	41,071
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6,187)	(15,897)
Net change in unrealized (appreciation) depreciation on interest rate swap	(301)	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	5,715	14,448
Proceeds from (fundings of) revolving loans, net	(235)	(868)
Fundings of investments	(73,242)	(248,882)
Proceeds from principal payments and sales of portfolio investments	179,411	253,833
Proceeds from settlements of forward currency contracts	—	463
Payment-in-kind interest capitalized	(13,715)	(7,777)
Non-cash dividends capitalized	(4,251)	(3,449)
Changes in operating assets and liabilities:
Interest receivable	3,560	(7,540)
Receivable from investments sold	—	(463)
Other assets	(12,390)	98
Interest payable	1,834	4,558
Management and incentive fees payable	(36)	1,651
Accrued trustee fees	(100)	(199)
Accounts payable and other liabilities	1,105	1,308
Net cash provided by (used in) operating activities	163,629	52,918
Cash flows from financing activities
Borrowings on debt	563,746	77,080
Repayments of debt	(629,508)	(88,000)
Capitalized debt issuance costs	(5,314)	(178)
Distributions paid	(59,736)	(47,245)
Purchases of common stock for dividend reinvestment plan	—	(9,151)
Net cash provided by (used in) financing activities	(130,812)	(67,494)
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	32,817	(14,576)
Effect of foreign currency exchange rates	396	56
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	140,206	180,553
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$173,419	$166,033
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,576	$27,518
Distributions declared for the period	74,622	56,396
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$14,886	$—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2023	September 30, 2023
Cash and cash equivalents	$70,691	$65,617
Foreign currencies (cost of $5,873 and $4,540, respectively)	5,967	4,208
Restricted cash and cash equivalents	96,761	70,381
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$173,419	$140,206
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.+	One stop	SF +	7.00%	(i)(j)	12.35%				02/2029	$24,763	$24,127	1.0%	$24,763
PPW Aero Buyer, Inc.+	One stop	SF +	7.00%	(j)	12.35%				02/2029	3	2	—	3
										24,766	24,129	1.0	24,766
Airlines
Accelya Lux Finco S.A.R.L.+(8)(13)(23)	One stop	SF +	7.00%	(j)	8.45%	cash/	4.00%	PIK	12/2026	977	968	—	928

Auto Components
COP CollisionRight Holdings, Inc.#+	One stop	SF +	5.00%	(j)	10.50%				04/2028	9,779	9,657	0.4	9,779
COP CollisionRight Holdings, Inc.+	One stop	SF +	5.00%	(j)	10.50%				04/2028	51	51	—	51
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(k)	10.10%				08/2027	4,828	4,799	0.2	4,635
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(j)	10.00%				08/2027	977	966	0.1	938
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(j)	10.03%				08/2027	13	12	—	9
North Haven Falcon Buyer, LLC+(23)	One stop	SF +	8.00%	(j)	9.77%	cash/	3.75%	PIK	05/2027	6,287	6,193	0.2	5,407
North Haven Falcon Buyer, LLC+(23)	One stop	SF +	8.00%	(j)	9.78%	cash/	3.75%	PIK	05/2027	1,053	1,043	—	905
Polk Acquisition Corp.*#+(23)	Senior secured	SF +	7.50%	(i)	10.71%	cash/	2.25%	PIK	12/2024	18,420	18,177	0.7	18,052
Polk Acquisition Corp.+(23)	Senior secured	SF +	7.50%	(i)	10.71%	cash/	2.25%	PIK	12/2024	109	108	—	107
Polk Acquisition Corp.+(23)	Senior secured	SF +	7.50%	(i)	10.71%	cash/	2.25%	PIK	12/2024	63	61	—	60
										41,580	41,067	1.6	39,943
Automobiles
CG Group Holdings, LLC*#+(23)	One stop	SF +	8.75%	(j)	12.10%	cash/	2.00%	PIK	07/2027	31,845	31,414	1.2	31,210
CG Group Holdings, LLC+(23)	One stop	SF +	8.75%	(i)	12.11%	cash/	2.00%	PIK	07/2026	347	342	—	342
Denali Midco 2, LLC*#+	One stop	SF +	6.25%	(i)	11.71%				12/2027	42,325	42,042	1.7	42,325
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.96%				12/2027	966	944	—	968
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	652	647	—	652
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.96%				12/2027	260	254	—	261
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.96%				12/2027	220	215	—	221
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	195	194	—	195
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.96%				12/2027	129	126	—	129
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	119	118	—	119
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	113	112	—	113
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	98	98	—	98
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	81	80	—	81
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	79	78	—	79
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	79	78	—	79
Denali Midco 2, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	65	64	—	65
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.96%				12/2027	65	63	—	65
Denali Midco 2, LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(3)	—	—
Denali Midco 2, LLC+(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(7)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.75%	(i)	11.21%				12/2027	7	2	—	2
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	273	268	—	268
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	57	56	—	56
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	3	2	—	2
High Bar Brands Operating, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(1)	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.75%	09/2026	$15,119	$14,934	0.6%	$14,854
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.75%	09/2026	3,301	3,265	0.1	3,243
JHCC Holdings LLC+	One stop	SF +	6.75%	(j)	12.25%	09/2026	1,106	1,085	—	1,109
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.75%	09/2026	489	484	—	481
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.75%	09/2026	291	288	—	286
JHCC Holdings LLC+(5)	One stop	SF +	5.25%		N/A(6)	09/2026	—	(1)	—	(2)
JHCC Holdings LLC+	One stop	SF +	5.75%	(j)	11.10%	09/2026	100	99	—	99
JHCC Holdings LLC+(5)	One stop	SF +	5.75%		N/A(6)	09/2026	—	(4)	—	(4)
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(k)	11.18%	11/2026	23,672	23,526	0.9	22,962
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	2,596	2,582	0.1	2,518
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.29%	11/2026	2,566	2,541	0.1	2,489
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	2,545	2,530	0.1	2,469
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%	11/2026	1,886	1,875	0.1	1,830
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	1,551	1,543	0.1	1,505
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	1,430	1,413	0.1	1,387
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%	11/2026	520	518	—	505
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%	11/2026	354	352	—	343
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)(k)	11.20%	11/2026	186	185	—	180
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	177	176	—	172
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%	11/2026	146	145	—	141
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%	11/2026	59	59	—	57
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	59	59	—	57
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(15)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(j)(k)	10.86%	07/2029	5,340	5,298	0.2	5,180
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(2)	—	(6)
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(5)	—	(5)
POY Holdings, LLC#+	One stop	SF +	5.50%	(j)	11.00%	11/2027	9,533	9,408	0.4	9,437
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%	11/2027	86	85	—	85
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	11.02%	11/2027	69	66	—	66
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%	11/2027	332	325	—	329
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(1)	—	(1)
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	6.50%	(j)	12.03%	10/2026	12,649	12,519	0.5	12,522
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	9,650	9,552	0.4	9,554
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	3,285	3,241	0.1	3,252
Quick Quack Car Wash Holdings, LLC#+	One stop	SF +	6.50%	(j)	12.03%	10/2026	2,283	2,260	0.1	2,260
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,994	1,982	0.1	1,974
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,496	1,483	0.1	1,481
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,333	1,325	0.1	1,319
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,085	1,075	0.1	1,075
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	341	336	—	337
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	103	100	—	102
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	94	91	—	93
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	12.03%	10/2026	94	93	—	93
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(i)(j)	11.99%	10/2026	111	109	—	110
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(2)	—	(2)
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(32)	—	(35)
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(i)	11.96%	10/2026	119	118	—	118
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	—	—	(4)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spotless Brands, LLC+	One stop	SF +	6.50%	(j)	12.03%		07/2028	$8,285	$8,159	0.3%	$8,285
Spotless Brands, LLC+	One stop	SF +	6.50%	(j)	12.03%		07/2028	898	891	0.1	898
Spotless Brands, LLC+	One stop	SF +	6.50%	(j)	12.04%		07/2028	668	663	—	668
Spotless Brands, LLC+	One stop	SF +	6.50%	(i)	11.96%		07/2028	6	6	—	6
TWAS Holdings, LLC#+	One stop	SF +	6.75%	(i)	12.21%		12/2026	39,950	39,712	1.5	39,150
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(i)	12.21%		12/2026	30,178	29,984	1.2	29,574
TWAS Holdings, LLC+	One stop	SF +	6.75%	(i)	12.21%		12/2026	7,834	7,785	0.3	7,677
TWAS Holdings, LLC+	One stop	SF +	6.75%	(i)	12.21%		12/2026	601	598	—	589
TWAS Holdings, LLC+	One stop	SF +	6.75%	(i)	12.21%		12/2026	382	380	—	374
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(2)	—	(7)
Yorkshire Parent, Inc.+	One stop	SF +	6.00%	(j)	11.39%		12/2029	287	284	—	284
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(1)	—	(1)
Yorkshire Parent, Inc.+	One stop	SF +	6.00%	(i)	N/A		12/2029	—	—	—	—
								275,217	272,708	10.6	270,841
Banks
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.50%	(j)	10.87%		12/2029	240	237	—	237
OSP Hamilton Purchaser, LLC+(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(2)	—	(2)
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.50%		N/A(6)		12/2029	—	—	—	—
								240	235	—	235
Beverages
Financial Information Technologies, LLC+	One stop	SF +	6.50%	(j)	11.85%		06/2030	22,566	22,251	0.9	23,130
Financial Information Technologies, LLC+(23)	One stop	N/A			14.00%	PIK	06/2031	11,578	11,274	0.4	11,346
Financial Information Technologies, LLC+	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	—
Financial Information Technologies, LLC+	One stop	SF +	5.50%	(j)	10.85%		06/2030	157	156	—	156
Financial Information Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(3)	—	(3)
Watermill Express, LLC+	One stop	SF +	5.00%	(j)	10.50%		04/2027	2,216	2,204	0.1	2,194
Watermill Express, LLC+	One stop	SF +	5.00%	(j)	10.50%		04/2027	214	213	—	212
Watermill Express, LLC+	One stop	SF +	5.00%	(i)	10.46%		04/2027	9	9	—	9
Winebow Holdings, Inc.+	One stop	SF +	6.25%	(i)	11.71%		07/2025	7,701	7,658	0.3	7,547
								44,441	43,762	1.7	44,591

Building Products
BECO Holding Company, Inc.#+	One stop	SF +	5.25%	(j)	10.75%	11/2028	7,745	7,691	0.3	7,590
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	11/2027	—	(3)	—	(8)
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	4,053	4,037	0.2	4,053
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)(k)	11.22%	03/2025	1,447	1,440	0.1	1,447
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	1,371	1,368	0.1	1,371
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	883	881	—	883
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	833	829	—	833
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	424	423	—	424
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	270	269	—	270
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	211	210	—	211
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.20%	03/2025	113	112	—	113
							17,350	17,257	0.7	17,187
Chemicals
Inhance Technologies Holdings LLC#+	One stop	SF +	6.00%	(j)	11.54%	07/2024	12,282	12,301	0.4	10,317
Inhance Technologies Holdings LLC#	One stop	SF +	6.00%	(j)	11.54%	07/2024	9,788	9,768	0.3	8,222
Inhance Technologies Holdings LLC+	One stop	SF +	6.00%	(j)	11.54%	07/2024	1,867	1,865	0.1	1,568
Inhance Technologies Holdings LLC+	One stop	SF +	6.00%	(j)	11.54%	07/2024	199	199	—	165
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(d)	10.39%	09/2028	34,962	36,250	1.2	30,766

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.+(8)(14)	One stop	SF +	6.25%	(h)	11.57%	09/2028	$13,766	$13,602	0.5%	$12,114
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(g)	11.44%	09/2028	7,652	7,920	0.3	6,734
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(d)	10.21%	09/2028	3,695	3,728	0.1	3,252
							84,211	85,633	2.9	73,138
Commercial Services & Supplies
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(j)	11.38%	10/2029	419	411	—	410
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(j)	11.37%	10/2029	11	11	—	10
BradyIFS Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(1)	—	(1)
CI (Quercus) Intermediate Holdings, LLC*#+	One stop	SF +	5.25%	(j)	10.75%	10/2028	18,227	18,057	0.7	18,227
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.25%	(i)	10.71%	10/2028	12	10	—	12
Encore Holdings, LLC+	One stop	SF +	5.00%	(j)	10.45%	11/2028	1,937	1,879	0.1	1,854
Encore Holdings, LLC+	One stop	SF +	5.00%	(j)	10.45%	11/2028	831	815	—	815
Kleinfelder Intermediate, LLC+	One stop	SF +	6.25%	(j)	11.63%	09/2030	3,744	3,673	0.2	3,669
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(9)	—	(10)
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)	09/2030	—	(7)	—	(8)
North Haven Stack Buyer, LLC*#	Senior secured	SF +	5.50%	(j)	11.03%	07/2027	8,656	8,553	0.4	8,656
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC#	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	$2,916	$2,899	0.1%	$2,916
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	966	960	0.1	966
North Haven Stack Buyer, LLC#	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	962	956	—	962
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	141	140	—	141
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	70	70	—	70
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(a)(j)	11.11%				07/2027	78	77	—	78
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(j)	11.00%				07/2027	1,607	1,591	0.1	1,607
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.50%	(j)	11.01%				07/2027	1,040	983	0.1	1,040
North Haven Stack Buyer, LLC+(23)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,448	1,415	0.1	1,448
Profile Products LLC+	One stop	SF +	5.50%	(j)	10.99%				11/2027	6,277	6,189	0.2	6,151
Profile Products LLC+(8)	One stop	SF +	5.50%	(j)	10.99%				11/2027	1,272	1,256	—	1,247
Profile Products LLC+(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(1)	—	(1)
Profile Products LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(j)	11.47%				11/2028	29,151	28,800	1.1	29,151
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(j)	11.47%				11/2028	20,611	20,460	0.8	20,611
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(j)	11.47%				11/2028	9,775	9,677	0.4	9,775
PT Intermediate Holdings III, LLC+	One stop	SF +	6.50%	(j)	11.85%				11/2028	2,288	2,259	0.1	2,305
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(7)	—	—
Radwell Parent, LLC#+	One stop	SF +	6.75%	(j)	12.10%				03/2029	24,701	24,087	1.0	24,762
Radwell Parent, LLC+	One stop	SF +	6.53%	(j)	11.97%				03/2029	18,837	18,608	0.7	18,837
Radwell Parent, LLC+	One stop	SF +	6.75%	(j)	12.10%				03/2028	69	65	—	69
Radwell Parent, LLC+	One stop	SF +	6.53%	(j)	11.91%				03/2029	32	26	—	32
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(k)	11.29%				06/2027	2,458	2,429	0.1	2,458
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(k)	11.20%				06/2027	35	35	—	35
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(k)	11.15%				06/2027	142	139	—	142
WRE Holding Corp.*#	Senior secured	SF +	5.00%	(i)	10.39%				01/2025	2,199	2,196	0.1	2,199
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.39%				01/2025	908	907	—	908
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)(k)	10.39%				01/2025	667	666	—	667
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)(k)	10.39%				01/2025	394	394	—	394
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.57%				01/2025	353	346	—	353
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)(k)	10.41%				01/2025	149	149	—	149
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)(k)	10.39%				01/2025	127	127	—	127
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)(k)	10.39%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.25%		N/A(6)				01/2025	—	—	—	—
										163,533	161,313	6.4	163,255
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.50%	(h)	11.25%				09/2028	10,349	10,211	0.4	10,349
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(d)	9.39%				09/2028	1,172	1,245	—	1,172
										11,521	11,456	0.4	11,521
Containers and Packaging
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	741	736	0.1	741
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	158	157	—	158
AmerCareRoyal LLC+(23)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	154	153	—	154
AmerCareRoyal LLC+(8)(23)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	134	133	—	134
Chase Intermediate#+	One stop	SF +	5.25%	(i)(j)(k)	10.92%				10/2028	10,976	10,905	0.4	10,867
Chase Intermediate+(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(3)	—	(4)
Chase Intermediate+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(5)	—	(5)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Fortis Solutions Group, LLC*#+	One stop	SF +	5.50%	(j)	10.95%				10/2028	$34,672	$34,267	1.3%	$33,632
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	10.96%				10/2028	159	129	—	1
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	10.95%				10/2028	98	21	—	95
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	10.95%				10/2027	15	11	—	8
										47,107	46,504	1.8	45,781
Diversified Consumer Services
Apex Service Partners, LLC+(23)	One stop	SF +	7.00%	(j)	10.40%	cash/	2.00%	PIK	10/2030	379	374	—	374
Apex Service Partners, LLC+(23)	One stop	SF +	7.00%	(j)	10.38%	cash/	2.00%	PIK	10/2030	20	19	—	19
Apex Service Partners, LLC+	One stop	SF +	6.50%	(a)(j)	12.76%				10/2029	2	2	—	2
Certus Pest, Inc.#	One stop	SF +	7.50%	(j)	13.00%				02/2026	1,569	1,545	0.1	1,553
Certus Pest, Inc.#	One stop	SF +	7.50%	(j)	13.00%				02/2026	1,504	1,471	0.1	1,489
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	1,085	1,082	0.1	1,075
Certus Pest, Inc.#	One stop	SF +	7.50%	(j)	13.00%				02/2026	1,072	1,062	0.1	1,061
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	743	732	—	736
Certus Pest, Inc.#	One stop	SF +	7.50%	(j)	13.00%				02/2026	655	633	—	649
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	639	634	—	632
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	377	371	—	373
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	236	226	—	234
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	129	112	—	128
Certus Pest, Inc.+	One stop	SF +	7.50%	(j)	13.00%				02/2026	54	51	—	53
Certus Pest, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				02/2026	—	—	—	(1)
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(i)	10.46%				01/2026	2,688	2,677	0.1	2,688
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	1,691	1,681	0.1	1,645
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	1,648	1,633	0.1	1,602
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	1,080	1,071	—	1,050
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	10.78%				07/2027	763	757	—	742
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	196	195	—	191
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	10.78%				07/2027	118	117	—	115
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	(4)
COP Hometown Acquisitions, Inc.+	Senior secured	P +	4.50%	(a)(j)	12.21%				07/2027	122	119	—	118
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	10.97%				07/2027	119	116	—	116
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(a)(j)	11.62%				07/2027	105	103	—	103
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(j)	11.60%				09/2028	2,567	2,532	0.1	2,567
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(6)	—	—
DP Flores Holdings, LLC+	One stop	SF +	6.25%	(j)	11.60%				09/2028	399	393	—	399
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	11.71%				12/2027	9,591	9,528	0.4	9,400
EMS LINQ, LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(1)	—	(3)
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	11.00%				07/2029	2,857	2,824	0.1	2,857
Entomo Brands Acquisitions, Inc.+(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	—
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.94%				07/2029	238	212	—	238
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	11.50%				03/2026	918	912	—	918
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	11.50%				03/2026	73	73	—	73
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	11.50%				03/2026	14	14	—	14
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	11.52%				03/2026	7	7	—	7
Excelligence Learning Corporation#+	One stop	SF +	6.00%	(j)	11.50%				01/2024	10,176	10,173	0.4	10,176

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(j)	11.54%				03/2027	$7,631	$7,534	0.3%	$7,402
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(j)	11.54%				03/2027	481	474	—	467
FPG Intermediate Holdco, LLC+	One stop	SF +	6.00%	(j)	11.53%				03/2027	62	61	—	60
FPG Intermediate Holdco, LLC+(5)	One stop	SF +	6.50%		N/A(6)				03/2027	—	(11)	—	—
FSS Buyer LLC+	One stop	SF +	5.75%	(i)	11.21%				08/2028	5,422	5,350	0.2	5,422
FSS Buyer LLC+	One stop	SF +	5.75%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(j)	11.12%				06/2029	7,685	7,566	0.3	7,608
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(i)	11.11%				06/2028	8	6	—	7
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(j)	8.00%	cash/	2.75%	PIK	09/2026	2,553	2,566	0.1	2,426
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(k)	7.93%	cash/	2.75%	PIK	09/2026	1,374	1,373	0.1	1,305
Learn-it Systems, LLC+(23)	Senior secured	SF +	5.25%	(k)	7.93%	cash/	2.75%	PIK	09/2026	619	617	—	588
Learn-it Systems, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	(3)
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.75%				11/2026	25,462	25,153	1.0	25,462
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.75%				11/2026	20,000	19,811	0.8	20,000
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.75%				11/2026	15,837	15,580	0.6	15,837
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.75%				11/2026	800	793	—	800
Liminex, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(2)	—	—
Litera Bidco LLC+	One stop	SF +	6.00%	(i)	11.46%				05/2026	5,646	5,611	0.2	5,646
Litera Bidco LLC+	One stop	SF +	5.25%	(i)	10.71%				05/2026	3,627	3,636	0.1	3,627
Litera Bidco LLC+	One stop	SF +	5.25%	(i)	10.71%				05/2026	680	690	—	680
Litera Bidco LLC+	One stop	SF +	5.25%	(i)	10.71%				05/2026	680	691	—	680
Litera Bidco LLC+	One stop	SF +	6.00%	(i)	11.46%				05/2026	511	508	—	511
Litera Bidco LLC+	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(i)	11.21%				04/2029	7,558	7,443	0.3	7,256
Mario Purchaser, LLC+(23)	One stop	SF +	10.75%	(j)	16.21%	PIK			04/2032	1,857	1,825	0.1	1,783
Mario Purchaser, LLC+	One stop	SF +	5.75%	(i)	11.21%				04/2029	169	164	—	154
Mario Purchaser, LLC+	One stop	SF +	5.75%	(i)	11.21%				04/2028	22	21	—	20
Mathnasium, LLC#	One stop	SF +	5.00%	(j)	10.53%				11/2027	9,144	9,085	0.4	9,144
Mathnasium, LLC+	One stop	SF +	5.00%	(j)	10.53%				11/2027	18	17	—	18
NSG Buyer, Inc. *#+	One stop	SF +	6.50%	(i)	11.96%				11/2029	24,730	24,317	1.0	24,978
NSG Buyer, Inc. +(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(4)	—	(4)
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	(1)
PADI Holdco, Inc.*#	One stop	SF +	6.25%	(j)	11.79%				01/2027	21,517	21,214	0.8	21,517
PADI Holdco, Inc.+(8)(9)	One stop	E +	6.25%	(c)	10.21%				01/2027	20,107	20,533	0.8	20,107
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)(j)	11.71%				01/2027	829	817	—	829
PADI Holdco, Inc.+	One stop	SF +	6.25%	(j)	11.79%				01/2027	171	169	—	171
PADI Holdco, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				01/2027	—	(4)	—	—
Provenance Buyer LLC*#+	One stop	SF +	5.00%	(i)	10.46%				06/2027	18,047	17,833	0.7	17,867
Provenance Buyer LLC#	One stop	SF +	5.00%	(i)	10.46%				06/2027	9,850	9,781	0.4	9,752
Provenance Buyer LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2027	—	(1)	—	(1)
RW AM Holdco LLC#+	One stop	SF +	5.25%	(k)	10.82%				04/2028	17,506	17,381	0.7	16,807
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(6)
Virginia Green Acquisition, LLC+	One stop	SF +	5.50%	(k)	10.75%				12/2030	321	317	—	317
Virginia Green Acquisition, LLC+	One stop	SF +	5.50%	(k)	10.75%				12/2029	6	6	—	6
Virginia Green Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(1)	—	(1)
										274,764	272,358	10.6	272,627

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.+	One stop	SF +	7.25%	(j)	12.60%	10/2028	$11,941	$11,702	0.5%	$11,941
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(2)	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(j)	10.73%	07/2027	7,916	7,857	0.3	7,916
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(j)	10.73%	07/2027	1,474	1,474	0.1	1,474
Banker's Toolbox, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
Finastra USA, Inc.+	One stop	SF +	7.25%	(k)	12.71%	09/2029	4,950	4,856	0.2	4,851
Finastra USA, Inc.+	One stop	SF +	7.25%	(i)	12.61%	09/2029	13	12	—	12
Flash Topco, Inc.*	One stop	SF +	5.75%	(k)	11.44%	10/2028	9,696	9,628	0.3	9,211
Flash Topco, Inc.+	One stop	SF +	6.50%	(k)	11.94%	10/2028	45	44	—	42
Flash Topco, Inc.+	One stop	SF +	6.50%	(k)	11.94%	12/2024	25	25	—	25
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(i)	10.96%	11/2028	4,519	4,485	0.2	4,519
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(i)	10.96%	11/2028	183	182	—	183
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(i)	10.96%	11/2028	3,322	3,293	0.1	3,322
							44,084	43,556	1.7	43,496

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	SF +	5.50%	(j)	11.00%	02/2026	$1,608	$1,588	0.1%	$1,608

Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(j)	10.14%	12/2030	406	398	—	398
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(j)	10.12%	12/2030	5	3	—	3
							411	401	—	401
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	6.50%	(i)	11.96%	11/2028	24,472	23,880	1.0	24,472
CST Holding Company+	One stop	SF +	6.50%	(i)	11.96%	11/2028	5	4	—	5
							24,477	23,884	1.0	24,477

Food & Staples Retailing
Cafe Rio Holding, Inc.*#	One stop	SF +	5.25%	(i)	10.71%	09/2028	17,986	17,986	0.7	17,986
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(i)	10.71%	09/2028	3,235	3,217	0.1	3,235
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(i)	10.71%	09/2028	2,174	2,174	0.1	2,174
Cafe Rio Holding, Inc.*#	One stop	SF +	5.25%	(i)	10.71%	09/2028	1,380	1,380	0.1	1,380
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(i)	10.71%	09/2028	1,219	1,219	0.1	1,219
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(i)	10.71%	09/2028	175	175	—	175
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(i)	10.71%	09/2028	187	187	—	187
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(i)	10.71%	09/2028	99	99	—	99
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(i)	10.71%	09/2028	79	78	—	79
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(i)	10.71%	09/2028	50	50	—	50
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	922	917	0.1	922
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	413	411	—	413
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	724	721	—	724
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	711	707	—	711
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	512	510	—	512
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	350	347	—	350
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	349	346	—	349
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	307	305	—	307
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	172	171	—	172
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	105	104	—	105
Mendocino Farms, LLC+	One stop	SF +	6.25%	(i)	11.71%	06/2025	822	818	—	822
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(j)	13.00%	06/2024	1,998	1,998	0.1	1,998
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	13.00%	06/2024	405	405	—	405
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	13.00%	06/2024	288	287	—	288
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	13.00%	06/2024	41	41	—	41
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	13.00%	06/2024	—	—	—	—
Wineshipping.com LLC+	One stop	SF +	5.75%	(j)	11.29%	10/2027	6,708	6,665	0.3	6,171
Wineshipping.com LLC+	One stop	SF +	5.75%	(j)	11.33%	10/2027	183	182	—	169
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(j)	11.46%	10/2027	73	73	—	67
							41,667	41,573	1.6	41,110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.+	One stop	SF +	6.00%	(j)	11.35%				10/2030	$4,479	$4,414	0.2%	$4,435
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(8)	—	(5)
Borrower R365 Holdings, LLC+	One stop	SF +	6.50%	(j)	12.00%				06/2027	13,637	13,489	0.5	13,637
Borrower R365 Holdings, LLC+	One stop	SF +	6.50%	(j)	12.00%				06/2027	1,124	1,111	—	1,124
Borrower R365 Holdings, LLC+	One stop	SF +	6.50%	(j)	12.00%				06/2027	43	42	—	43
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#+(23)	Senior secured	SF +	6.50%	(a)(j)	10.20%	cash/	1.75%	PIK	12/2024	5,044	5,044	0.2	4,843
Flavor Producers, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				09/2024	—	—	—	(2)
Kodiak Cakes, LLC*#+	Senior secured	SF +	6.75%	(i)	12.11%				06/2027	12,308	12,036	0.5	12,308
Kodiak Cakes, LLC+	Senior secured	SF +	6.75%	(i)	12.11%				06/2026	125	122	—	125
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(j)	11.75%				07/2027	9,654	9,595	0.4	9,557
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(i)(j)	11.74%				07/2027	105	104	—	104
MAPF Holdings, Inc.*#+	One stop	SF +	5.00%	(j)	10.50%				12/2026	37,499	37,309	1.5	37,499
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(j)	10.51%				12/2026	300	299	—	300
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(j)	10.50%				12/2026	500	496	—	500
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(i)(j)	11.50%				12/2026	17,597	17,478	0.7	17,069
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(3)
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(3)	—	(14)
Purfoods, LLC+(23)	One stop	N/A			7.00%	PIK			05/2026	66	68	—	66
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(i)	11.71%				08/2027	6,587	6,538	0.2	6,521
Ultimate Baked Goods Midco LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(21)	—	(1)
Whitebridge Pet Brands, LLC*#+	One stop	SF +	4.75%	(i)	10.21%				07/2027	20,777	20,546	0.8	20,777
Whitebridge Pet Brands, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(2)	—	—
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.00%	(j)	11.35%				03/2029	16,243	15,968	0.6	16,283
Wizard Bidco Limited+(8)(9)(10)(23)	One stop	SN +	5.00%	(g)	8.69%	cash/	1.50%	PIK	03/2029	6,943	7,107	0.3	6,666
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.50%	(g)	11.69%				03/2029	5,658	5,393	0.2	5,673
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(g)	9.94%				09/2028	95	91	—	92
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				03/2029	—	(50)	—	—
										158,784	157,163	6.1	157,597
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	SF +	5.25%	(j)	10.78%				06/2025	$4,115	$4,137	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	SF +	5.25%	(j)	10.78%				06/2025	263	262	—	263
Aspen Medical Products, LLC+	One stop	SF +	5.25%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(h)	11.53%				08/2028	5,415	5,366	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	9.92%				08/2028	3,197	3,398	0.1	3,197
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(g)	11.26%				08/2028	900	949	—	900
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	9.88%				08/2028	763	762	—	763
Baduhenna Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)				08/2028	—	(13)	—	—
Belmont Instrument, LLC*#	One stop	SF +	6.25%	(j)	11.60%				08/2028	9,777	9,700	0.4	9,777
Belmont Instrument, LLC+	One stop	SF +	6.25%	(j)	11.60%				08/2028	33	32	—	33
Blades Buyer, Inc.#+	Senior secured	SF +	5.00%	(j)(k)	10.45%				03/2028	9,932	9,862	0.4	9,859
Blades Buyer, Inc.+	Senior secured	SF +	5.25%	(i)	10.69%				03/2028	1,297	1,281	0.1	1,297
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(i)	10.44%				03/2028	316	315	—	314
Blades Buyer, Inc.+	Senior secured	P +	3.75%	(a)	12.25%				03/2028	17	17	—	15
Blue River Pet Care, LLC*#+	One stop	SF +	5.75%	(i)	11.21%				07/2026	50,545	50,339	2.0	50,039
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	11.21%				07/2026	762	758	—	755
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	11.21%				07/2026	178	177	—	176
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	11.21%				07/2026	171	170	—	169
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	11.21%				07/2026	169	168	—	167
Blue River Pet Care, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2025	—	(2)	—	(4)
Blue River Pet Care, LLC+(5)	One stop	SF +	5.75%		N/A(6)				07/2026	—	—	—	(1)
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	11.21%				07/2026	130	129	—	129
CCSL Holdings, LLC*#(8)	One stop	SF +	6.00%	(i)	11.36%				12/2028	15,202	14,966	0.6	15,202
CCSL Holdings, LLC+(8)	One stop	SF +	6.00%	(i)	11.36%				12/2028	4,104	4,043	0.2	4,104
CCSL Holdings, LLC+(8)(9)	One stop	SN +	6.00%	(g)	11.19%				12/2028	2,449	2,382	0.1	2,449
CCSL Holdings, LLC+(5)(8)	One stop	SF +	6.00%		N/A(6)				12/2028	—	(3)	—	—
CCSL Holdings, LLC+(8)	One stop	SF +	6.00%	(i)	11.36%				12/2028	521	480	—	521
CCSL Holdings, LLC+(5)(8)	One stop	SF +	6.00%		N/A(6)				12/2028	—	(25)	—	—
CMI Parent Inc.*#	Senior secured	SF +	4.75%	(i)	10.21%				08/2025	6,291	6,328	0.3	6,291
CMI Parent Inc.*	Senior secured	SF +	4.75%	(i)	10.21%				08/2025	3,086	3,074	0.1	3,086
CMI Parent Inc.*	Senior secured	SF +	4.75%	(i)	10.21%				08/2025	2,895	2,879	0.1	2,895
CMI Parent Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				08/2025	—	(2)	—	—
G & H Wire Company, Inc.+(23)	One stop	SF +	9.00%	(j)	8.04%	cash/	6.50%	PIK	12/2024	12,004	11,965	0.4	9,363
G & H Wire Company, Inc.+(23)	One stop	SF +	9.00%	(j)	8.04%	cash/	6.50%	PIK	12/2024	102	100	—	70
Joerns Healthcare, LLC+(7)(23)	One stop	SF +	18.00%	(j)	23.63%	PIK			01/2024	1,654	1,470	—	298
Joerns Healthcare, LLC+(23)	One stop	SF +	18.00%	(j)	23.63%	PIK			01/2024	329	329	—	329
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%	(i)	10.86%				12/2029	345	341	—	341
TIDI Legacy Products, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				06/2025	—	—	—	—
YI, LLC+	One stop	SF +	5.75%	(j)	11.09%				12/2029	367	363	—	359
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	(1)
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	(1)
										137,329	136,494	5.2	132,683

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC +	One stop	SF +	5.50%	(i)	10.96%				12/2027	$8,224	$8,169	0.3%	$8,018
AAH TOPCO, LLC +(23)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,246	1,230	—	1,097
AAH TOPCO, LLC +	One stop	SF +	5.50%	(i)	10.96%				12/2027	519	516	—	506
AAH TOPCO, LLC +(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AAH TOPCO, LLC +(5)	One stop	SF +	6.00%		N/A(6)				12/2027	—	(5)	—	(5)
Active Day, Inc.#+	One stop	SF +	5.25%	(j)	10.75%				02/2025	17,522	17,437	0.7	17,522
Active Day, Inc.#+	One stop	SF +	5.25%	(j)	10.75%				02/2025	1,352	1,346	0.1	1,352
Active Day, Inc.*#	One stop	SF +	5.25%	(j)	10.75%				02/2025	872	867	—	872
Active Day, Inc.+	One stop	SF +	5.25%	(j)	10.75%				02/2025	695	692	—	695
Active Day, Inc.+	One stop	SF +	5.25%	(j)	10.75%				02/2025	613	609	—	613
Active Day, Inc.*#	One stop	SF +	5.25%	(j)	10.75%				02/2025	602	599	—	602
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)				02/2025	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.25%	(j)	10.75%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.51%				03/2026	16,302	16,176	0.6	16,302
Acuity Eyecare Holdings, LLC+(23)	One stop	N/A			16.50%				06/2027	12,665	12,518	0.5	12,728
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.75%				03/2026	4,026	4,005	0.2	4,026
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.76%				03/2026	3,586	3,566	0.2	3,586
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(j)	11.75%				03/2026	3,504	3,487	0.2	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.75%				03/2026	3,163	3,174	0.1	3,163
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.53%				03/2026	2,021	1,998	0.1	2,021
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.75%				03/2026	1,844	1,857	0.1	1,844
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.53%				03/2026	1,031	1,023	0.1	1,031
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.75%				03/2026	446	444	—	446
Acuity Eyecare Holdings, LLC+(23)	One stop	SF +	13.00%	(j)	11.75%	cash/	6.75%	PIK	03/2026	268	267	—	268
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.75%				03/2026	165	164	—	165
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(j)	11.79%				03/2026	108	108	—	108
Acuity Eyecare Holdings, LLC+(23)	One stop	SF +	13.00%	(j)	11.75%	cash/	6.75%	PIK	03/2026	104	103	—	104
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.53%				03/2026	30	28	—	30
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.75%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2026	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.49%				03/2027	4,649	4,615	0.2	4,649
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.49%				03/2027	3,886	3,848	0.2	3,886
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	N/A			13.75%				03/2028	2,266	2,246	0.1	2,221
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	N/A			13.75%				03/2028	866	860	—	849
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(23)	Subordinated debt	N/A			13.75%				03/2028	275	272	—	269
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.48%				03/2027	153	151	—	153
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.48%				03/2027	72	72	—	72
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC+	One stop	SF +	6.00%	(j)	11.38%				09/2030	2,424	2,354	0.1	2,352
Bamboo US Bidco LLC+(8)(9)	One stop	E +	6.00%	(c)	9.95%				09/2030	1,665	1,549	0.1	1,615
Bamboo US Bidco LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(14)	—	(15)
Bamboo US Bidco LLC+	One stop	SF +	6.00%	(i)	11.36%				09/2030	26	21	—	20
Community Care Partners, LLC+	One stop	SF +	6.00%	(i)	11.47%				06/2026	2,319	2,307	0.1	2,180
Community Care Partners, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	$19,501	$19,438	0.8%	$19,501
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	5,132	5,100	0.2	5,132
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	4,059	4,040	0.2	4,059
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	3,476	3,454	0.2	3,476
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	100	98	—	100
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(g)	9.69%				04/2025	56,646	60,318	2.2	56,646
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(g)	12.94%				04/2026	20,100	21,344	0.8	20,100
Emerge Intermediate, Inc.*#(23)	One stop	SF +	6.50%	(j)	11.50%	cash/	0.50%	PIK	05/2024	19,233	19,206	0.8	19,233
Emerge Intermediate, Inc.+(23)	One stop	SF +	6.50%	(j)	11.50%	cash/	0.50%	PIK	05/2024	1,741	1,738	0.1	1,741
Emerge Intermediate, Inc.+(23)	One stop	SF +	6.50%	(j)	11.50%	cash/	0.50%	PIK	05/2024	134	134	—	134
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	983	981	—	949
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	618	617	—	596
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	307	306	—	296
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	294	293	—	283
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	266	265	—	256
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	244	244	—	235
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	162	162	—	157
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	114	114	—	110
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	110	110	—	106
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	68	68	—	66
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	57	57	—	55
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	56	55	—	54
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.26%				02/2027	47	47	—	45
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	32	32	—	31
Encorevet Group LLC+(23)	One stop	SF +	6.75%	(j)	12.29%				02/2027	10	10	—	9
Encorevet Group LLC+(5)	One stop	SF +	8.75%		N/A(6)				02/2027	—	—	—	(3)
ERC Topco Holdings, LLC+(23)	One stop	SF +	6.25%	(j)	8.61%	cash/	3.25%	PIK	11/2028	9,116	9,069	0.3	7,111
ERC Topco Holdings, LLC+(23)	One stop	SF +	6.25%	(j)	8.67%	cash/	3.25%	PIK	11/2027	65	64	—	37
ERC Topco Holdings, LLC+(23)	One stop	SF +	6.25%	(j)	11.86%	PIK			11/2028	73	73	—	57
ERC Topco Holdings, LLC+(23)	One stop	SF +	6.25%	(j)	11.60%	PIK			11/2028	1	1	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	10,777	10,597	0.4	10,777
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	707	715	—	707
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	482	499	—	482
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	171	170	—	171
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(j)	11.28%				03/2027	94	93	—	94
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	84	80	—	84
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(j)	11.28%				03/2027	70	69	—	70
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(i)	10.21%				12/2026	834	829	—	825
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(i)	10.21%				12/2026	161	160	—	159
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(j)	9.95%				03/2028	9,871	9,811	0.4	9,871
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	2,281	2,267	0.1	2,281
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	1,835	1,819	0.1	1,835
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	1,084	1,071	—	1,084
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	1,077	1,083	—	1,077
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	60	60	—	60

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	$153	$151	—%	$153
Krueger-Gilbert Health Physics, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				05/2026	—	(3)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)(23)	One stop	C +	6.00%	(f)	9.43%	cash/	2.00%	PIK	05/2028	19,122	20,552	0.7	18,166
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(j)	11.00%				05/2028	4,271	4,234	0.2	4,058
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#+(8)(12)	One stop	SF +	5.50%	(j)	11.00%				05/2028	2,997	2,964	0.1	2,848
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(f)	10.93%				05/2028	1,215	1,265	—	1,154
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(f)	10.93%				05/2028	633	644	—	601
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(9)(12)	One stop	C +	5.50%		N/A(6)				05/2026	—	(18)	—	(12)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(1)	—	(2)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)(23)	One stop	SF +	6.00%	(j)	9.50%	cash/	2.00%	PIK	05/2028	42	40	—	40
Oliver Street Dermatology Holdings, LLC+(7)(23)	One stop	SF +	11.31%	(j)	16.81%				01/2024	27,872	16,786	0.6	15,329
Oliver Street Dermatology Holdings, LLC+(23)	One stop	SF +	6.25%	(j)	11.75%				01/2024	15,533	15,533	0.6	15,533
Oliver Street Dermatology Holdings, LLC+(23)	One stop	SF +	6.25%	(j)	11.75%				01/2024	400	400	—	400
Pinnacle Treatment Centers, Inc.*#	One stop	SF +	6.50%	(i)	11.95%				01/2026	18,482	18,179	0.7	18,482
Pinnacle Treatment Centers, Inc.*	One stop	SF +	6.50%	(i)	11.95%				01/2026	7,457	7,344	0.3	7,457
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.50%	(i)	11.95%				01/2026	2,176	2,143	0.1	2,176
Pinnacle Treatment Centers, Inc.#+	One stop	SF +	6.50%	(i)	11.95%				01/2026	1,519	1,497	0.1	1,519
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.50%	(i)	11.95%				01/2026	1,144	1,127	—	1,144
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(i)	11.95%				01/2026	686	675	—	686
Pinnacle Treatment Centers, Inc.+	One stop	P +	5.25%	(a)	13.75%				01/2026	174	171	—	174
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(i)	11.95%				01/2026	180	178	—	180
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(i)	11.95%				01/2026	104	102	—	104
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(i)	11.95%				01/2026	36	36	—	36
Suveto Buyer, LLC+	One stop	SF +	4.25%	(i)	9.71%				09/2027	19,622	19,502	0.8	19,230
Suveto Buyer, LLC+	One stop	SF +	4.25%	(i)	9.71%				09/2027	51	50	—	48
										395,712	388,967	14.8	378,501

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(k)	13.75%				09/2024	$374	$373	—%	$374
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(i)	11.11%				05/2028	5,182	5,144	0.2	5,144
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(i)	11.11%				05/2028	1,570	1,558	0.1	1,559
Coding Solutions Acquisition, Inc.+	One stop	SF +	6.00%	(i)	11.36%				05/2028	630	615	—	630
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(i)	11.11%				05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(27)	—	—
Color Intermediate, LLC+	One stop	SF +	5.50%	(j)	10.95%				10/2029	11,636	11,444	0.5	11,636
Connexin Software, Inc.+	One stop	SF +	8.50%	(j)	13.85%				02/2024	9,465	9,466	0.4	9,465
Connexin Software, Inc.+	One stop	SF +	8.50%	(j)	13.85%				02/2024	20	20	—	20
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(j)	13.13%				01/2029	4,631	4,552	0.2	4,631
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(i)	12.36%				05/2027	7,549	7,500	0.3	7,549
ESO Solution, Inc.+	One stop	SF +	7.00%	(i)	12.36%				03/2027	43	42	—	43
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.20%				08/2026	6,106	6,089	0.2	6,106
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.20%				08/2026	2,912	2,891	0.1	2,912
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.20%				08/2026	1,918	1,909	0.1	1,918
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.20%				08/2026	1,338	1,325	0.1	1,338
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.20%				08/2026	627	624	—	627
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.20%				08/2026	130	129	—	130
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(a)(k)	11.59%				09/2025	76	76	—	76
Neptune Holdings, Inc.+	One stop	SF +	6.00%	(k)	11.50%				09/2030	4,950	4,879	0.2	4,888
Neptune Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
Plasma Buyer LLC+	One stop	SF +	5.75%	(j)	11.10%				05/2029	5,336	5,254	0.2	5,069
Plasma Buyer LLC+	One stop	SF +	5.75%	(j)	11.10%				05/2028	18	18	—	16
Plasma Buyer LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(11)	—	—
QF Holdings, Inc.+	One stop	SF +	6.25%	(j)	11.73%				12/2027	626	619	—	626
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(j)	10.20%				06/2025	14,774	14,774	0.6	14,626
Qgenda Intermediate Holdings, LLC#	One stop	SF +	4.75%	(j)	10.20%				06/2025	12,039	11,999	0.5	11,919
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(j)	10.20%				06/2025	1,436	1,433	0.1	1,422
Qgenda Intermediate Holdings, LLC#	One stop	SF +	4.75%	(j)	10.20%				06/2025	960	960	—	950
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(j)	10.20%				06/2025	150	150	—	148
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	10,855	10,793	0.4	10,910
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	10,567	10,298	0.4	10,620
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	6,962	6,922	0.3	6,997
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	1,790	1,780	0.1	1,799
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	1,591	1,582	0.1	1,599
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	1,193	1,187	—	1,199
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	995	988	—	999
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	796	791	—	800
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	159	158	—	159
Tebra Technologies, Inc.+(23)	One stop	SF +	8.00%	(i)	9.96%	cash/	3.50%	PIK	06/2025	84	84	—	84
Transaction Data Systems, Inc.*#+	One stop	SF +	4.25%	(j)	9.75%				02/2026	65,213	64,726	2.5	65,213
Transaction Data Systems, Inc.+	One stop	SF +	4.25%	(i)	9.71%				02/2026	180	178	—	180
Veranex, Inc.+(23)	Senior secured	SF +	6.25%	(k)	10.64%	cash/	1.00%	PIK	04/2028	3,140	3,117	0.1	2,417
Veranex, Inc.+(23)	Senior secured	SF +	6.25%	(k)	10.56%	cash/	1.00%	PIK	04/2028	50	50	—	39
Veranex, Inc.+(23)	Senior secured	SF +	6.25%	(k)	10.59%	cash/	1.00%	PIK	04/2028	25	25	—	19
										198,120	196,506	7.7	196,879
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#+	One stop	SF +	6.00%	(j)	11.53%				08/2028	$8,500	$8,435	0.3%	$8,500
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	11.51%				08/2028	665	657	—	665
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
BJH Holdings III Corp.*#+	One stop	SF +	4.50%	(j)	10.05%				08/2025	50,065	50,489	1.9	49,564
BJH Holdings III Corp.+	One stop	SF +	4.50%	(i)(j)	10.03%				08/2025	450	448	—	442
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(i)	10.71%				07/2025	5,447	5,514	0.2	5,447
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(i)	10.71%				07/2025	840	838	—	840
Davidson Hotel Company, LLC+	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	5.25%	(j)	10.75%				01/2027	9,272	9,250	0.4	9,109
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(j)	10.75%				01/2027	884	883	—	869
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(j)	10.75%				01/2027	880	871	—	865
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2027	—	—	—	(2)
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(j)	11.10%				01/2027	1,348	1,339	0.1	1,338
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(j)	11.10%				01/2027	721	699	—	697
ESN Venture Holdings, LLC*	One stop	SF +	6.50%	(j)	11.85%				10/2028	3,616	3,575	0.2	3,616
ESN Venture Holdings, LLC+(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(19)	—	—
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(j)	11.86%				10/2028	32	31	—	32
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(j)(k)	11.87%				10/2028	547	542	—	547
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(j)	11.62%				11/2027	155	152	—	152
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(3)	—	(7)
Harri US LLC+(23)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	849	792	0.1	857
Harri US LLC+(23)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	574	573	—	581
Harri US LLC+(23)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	557	556	—	564
Harri US LLC+	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Health Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.75%				04/2029	2,571	2,542	0.1	2,558
Health Buyer, LLC+	Senior secured	SF +	5.50%	(j)	10.85%				04/2029	1,168	1,141	0.1	1,168
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(7)	—	—
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	10.25%				11/2025	988	981	0.1	988
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	10.25%				11/2025	20	20	—	20
SSRG Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%				11/2025	118	117	—	118
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.50%	(j)	11.03%				09/2026	19,299	19,178	0.7	19,106
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.50%	(i)(j)	11.02%				09/2026	12,110	12,013	0.5	11,988
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.50%	(j)	11.03%				09/2026	5,292	5,256	0.2	5,239
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				09/2026	—	(1)	—	(1)
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.75%	(j)	11.12%				09/2026	500	495	—	495
YE Brands Holding, LLC+	One stop	SF +	5.75%	(j)	11.20%				10/2027	4,938	4,892	0.2	4,938
YE Brands Holding, LLC+	One stop	SF +	5.50%	(i)	10.96%				10/2027	26	26	—	26
										132,432	132,274	5.1	131,319

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC+	One stop	SF +	6.50%	(j)	11.90%	03/2030	$7,209	$7,027	0.3%	$7,209
Groundworks LLC+	One stop	SF +	6.50%	(i)(j)	11.86%	03/2030	174	155	—	174
Groundworks LLC+(5)	One stop	SF +	6.50%		N/A(6)	03/2029	—	(1)	—	—
							7,383	7,181	0.3	7,383
Household Products
WU Holdco, Inc.#+	One stop	SF +	5.50%	(j)	11.00%	03/2026	3,694	3,724	0.1	3,582
WU Holdco, Inc.+	One stop	SF +	5.50%	(j)	11.00%	03/2026	1,302	1,302	0.1	1,262
WU Holdco, Inc.+	One stop	SF +	5.50%	(j)	11.00%	03/2026	338	336	—	328
WU Holdco, Inc.+	One stop	SF +	5.50%	(j)	11.00%	03/2025	26	26	—	26
							5,360	5,388	0.2	5,198
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	SF +	4.75%	(j)	10.24%	04/2026	2,325	2,354	0.1	2,278
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	10.22%	04/2026	148	148	—	145
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	10.20%	04/2026	133	133	—	131
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(j)	11.20%	07/2027	3,873	3,818	0.2	3,795
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(1)	—	(1)
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(i)(j)	11.20%	07/2027	982	966	—	962
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(k)	11.09%	07/2027	231	227	—	227
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(3)	—	(3)
Essential Services Holdings Corporation+	One stop	SF +	5.75%	(j)	11.29%	11/2026	1,481	1,473	0.1	1,451
Essential Services Holdings Corporation+	One stop	SF +	5.75%	(j)	11.28%	11/2025	40	40	—	39
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(j)	11.23%	08/2029	7,536	7,417	0.3	7,461
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(c)	9.75%	08/2029	1,288	1,185	—	1,275
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(a)(j)	11.29%	08/2028	136	134	—	134
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(j)	11.22%	08/2029	665	647	—	656
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.00%	(h)	11.58%	11/2027	7,961	7,839	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(c)	9.96%	11/2027	7,383	7,866	0.3	7,383
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(c)	9.96%	11/2027	3,631	3,444	0.2	3,631
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.50%	(h)	12.25%	11/2027	500	490	—	503
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.25%	(h)	11.83%	11/2027	2,510	2,468	0.1	2,516
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.22%	11/2027	3,000	2,921	0.1	3,007
							43,823	43,566	1.7	43,551

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.*#+	One stop	SF +	5.50%	(j)	11.03%				11/2029	$25,307	$24,984	1.0%	$24,927
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(j)	11.02%				11/2029	6,478	6,270	0.2	6,380
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(j)	11.02%				11/2029	5,551	5,495	0.2	5,468
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(j)	11.01%				11/2029	1,499	1,485	0.1	1,477
Accession Risk Management Group, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(1)	—	(1)
Accession Risk Management Group, Inc.+	One stop	SF +	6.00%	(j)	11.35%				11/2029	279	204	—	279
Accession Risk Management Group, Inc.+	One stop	SF +	6.00%	(j)	11.41%				11/2029	625	615	—	625
Alera Group, Inc.+	One stop	SF +	6.00%	(i)	11.46%				10/2028	25,050	24,880	1.0	25,050
Alera Group, Inc.+	One stop	SF +	6.00%	(i)	11.46%				10/2028	7,119	7,045	0.3	7,119
Alera Group, Inc.+	One stop	SF +	6.00%	(i)	11.46%				10/2028	606	602	—	606
Alera Group, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(2)	—	(3)
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)(k)	10.53%				07/2027	3,148	3,129	0.1	3,117
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)(k)	10.53%				07/2027	938	935	—	928
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)(k)	10.53%				07/2027	780	775	—	772
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	10.70%				07/2027	10	10	—	10
AMBA Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC+(23)	One stop	SF +	5.25%	(i)	5.31%	cash/	5.80%	PIK	07/2029	10,252	10,099	0.4	10,252
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.+	One stop	SF +	7.50%	(j)	12.89%				03/2029	4,069	3,980	0.2	4,069
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%	(j)	10.87%				12/2030	231	229	—	229
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Doxa Insurance Holdings LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(2)	—	(2)
Illumifin Corporation+(23)	One stop	SF +	7.00%	(j)	6.66%	cash/	6.00%	PIK	09/2027	3,068	3,032	0.1	2,608
Integrated Specialty Coverages, LLC+	One stop	SF +	6.00%	(i)(j)(k)	11.40%				07/2030	3,289	3,212	0.1	3,289
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(9)	—	—
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(j)	11.54%				08/2026	3,008	2,979	0.1	2,986
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(j)	11.29%				08/2026	2,390	2,375	0.1	2,360
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(j)	11.41%				08/2026	2,127	2,099	0.1	2,106
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(j)	11.54%				08/2026	1,498	1,484	0.1	1,487
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	5.80%	(j)	11.29%				08/2026	764	761	—	754
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(j)	11.29%				08/2026	461	460	—	456
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(j)	11.54%				08/2026	241	240	—	239
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.02%	(j)	11.51%				08/2026	182	181	—	180
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.00%	(j)	11.39%				08/2026	348	326	—	298
J.S. Held Holdings, LLC#+	One stop	SF +	5.50%	(j)	11.00%				07/2025	6,339	6,328	0.2	6,276
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%				07/2025	1,459	1,449	0.1	1,445
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%				07/2025	1,412	1,399	0.1	1,398
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%				07/2025	420	418	—	416
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%				07/2025	96	93	—	95
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	11.00%				07/2025	144	142	—	140
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	2,814	2,782	0.1	2,758
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	923	912	0.1	904
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	180	178	—	176
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(i)	10.96%				05/2027	89	87	—	87
Keystone Agency Partners LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				05/2027	—	(4)	—	(4)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Majesco*#	One stop	SF +	7.25%	(j)	12.60%				09/2027	$18,512	$18,342	0.7%	$18,512
Majesco+(5)	One stop	SF +	7.25%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(j)	13.03%				09/2025	31,733	31,571	1.3	31,733
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(j)	13.03%				09/2025	9,607	9,516	0.4	9,607
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(i)	11.09%				11/2029	307	304	—	304
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%		N/A(6)				11/2029	—	—	—	—
Oakbridge Insurance Agency LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(1)	—	(1)
Paisley Bidco Limited+(8)(9)(10)	One stop	E +	6.75%	(c)	10.70%				03/2028	1,465	1,395	0.1	1,451
Paisley Bidco Limited+(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(33)	—	(29)
Paisley Bidco Limited+(8)(9)(10)	One stop	E +	6.75%	(c)	10.70%				03/2028	1,385	1,309	0.1	1,371
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(k)	11.97%				05/2030	14,424	14,159	0.6	14,424
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(k)	11.97%				05/2030	4,808	4,720	0.2	4,808
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.50%	(i)(j)	11.00%				10/2028	10,923	10,849	0.4	10,705
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(j)	11.25%				10/2028	2,228	2,211	0.1	2,206
Patriot Growth Insurance Services, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(1)	—	(2)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(j)	11.10%				10/2028	33	28	—	26
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(f)	11.75%				02/2028	13,910	14,396	0.5	13,736
People Corporation+(8)(9)(12)	One stop	C +	5.75%	(f)	11.25%				02/2028	11,604	11,465	0.4	11,285
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(f)	11.75%				02/2028	4,541	4,824	0.2	4,484
People Corporation+(8)(9)(12)	One stop	C +	6.00%	(f)	11.50%				02/2028	361	330	—	261
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(f)	11.74%				02/2027	148	144	—	147
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(j)	11.50%				10/2026	911	907	—	911
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(j)	11.50%				10/2026	766	759	—	766
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(j)	11.50%				10/2026	388	384	—	388
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(a)(i)	12.27%				10/2026	4	4	—	4
										251,252	249,230	9.7	248,852
Internet & Catalog Retail
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	14,822	14,741	0.6	14,229
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	8,675	8,628	0.3	8,328
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	4,301	4,278	0.1	4,129
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	2,591	2,577	0.1	2,488
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	1,670	1,660	0.1	1,603
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	392	391	—	377
Revalize, Inc.+	One stop	SF +	5.75%	(j)	11.25%				04/2027	43	41	—	41
Revalize, Inc.+	One stop	SF +	5.75%	(j)	11.23%				04/2027	57	56	—	48
										32,551	32,372	1.2	31,243
IT Services
Acquia, Inc.+	One stop	SF +	7.00%	(k)	12.74%				10/2025	9,578	9,537	0.4	9,482
Acquia, Inc.+	One stop	SF +	7.00%	(k)	12.60%				10/2025	27	27	—	27
Acquia, Inc.+(5)	One stop	SF +	7.00%		N/A(6)				10/2025	—	—	—	(5)
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	6,359	6,310	0.2	6,295
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	3,746	3,721	0.1	3,709
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	2,981	2,958	0.1	2,951
CivicPlus, LLC+(23)	One stop	SF +	11.75%	(k)	17.00%	PIK			06/2034	254	249	—	249
CivicPlus, LLC+	One stop	SF +	6.00%	(i)	11.46%				08/2027	27	27	—	26
Critical Start, Inc.+(23)	One stop	SF +	6.75%	(j)	8.54%	cash/	3.63%	PIK	05/2028	3,374	3,351	0.1	3,341
Critical Start, Inc.+(23)	One stop	SF +	6.75%	(j)	8.54%	cash/	3.63%	PIK	05/2028	1,540	1,514	0.1	1,524
Critical Start, Inc.+	One stop	SF +	6.25%	(h)	11.57%				05/2028	27	26	—	26
Delinea Inc.+	One stop	SF +	5.75%	(j)	11.25%				03/2028	16,370	16,224	0.6	16,370

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Delinea Inc.#	One stop	SF +	5.75%	(j)	11.25%		03/2028	$9,464	$9,376	0.4%	$9,464
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)		03/2027	—	(2)	—	—
Goldcup 31018 AB+(8)(9)(17)(23)	One stop	E +	6.50%	(d)	10.43%	PIK	07/2029	8,998	8,135	0.3	8,908
Goldcup 31018 AB+(8)(9)(17)(23)	One stop	E +	6.50%	(d)	10.43%	PIK	07/2029	839	793	—	825
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)		01/2029	—	(1)	—	(1)
Netwrix Corporation*+	One stop	SF +	5.00%	(j)(k)	10.39%		06/2029	4,212	4,185	0.2	4,128
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)		06/2029	—	(1)	—	(4)
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)		06/2029	—	(6)	—	(23)
Netwrix Corporation+(5)	One stop	SF +	5.25%		N/A(6)		06/2029	—	(4)	—	(4)
Optimizely North America, Inc.#+	One stop	SF +	5.25%	(j)	10.75%		04/2026	21,221	21,075	0.8	21,009
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.50%	(c)	9.43%		04/2026	19,521	19,902	0.8	19,326
Optimizely North America, Inc.*#	One stop	SF +	5.25%	(j)	10.75%		04/2026	11,783	11,797	0.5	11,665
Optimizely North America, Inc.*	One stop	SF +	5.25%	(j)	10.75%		04/2026	6,518	6,468	0.3	6,453
Optimizely North America, Inc.+(5)	One stop	SF +	5.25%		N/A(6)		04/2026	—	(2)	—	(5)
PCS Intermediate II Holdings, LLC#	One stop	SF +	5.25%	(i)	10.71%		01/2026	14,019	13,970	0.5	14,019
PCS Intermediate II Holdings, LLC#	One stop	SF +	5.25%	(i)	10.71%		01/2026	2,024	2,015	0.1	2,024
PCS Intermediate II Holdings, LLC+	One stop	SF +	5.25%		N/A(6)		01/2026	—	—	—	—
PDQ Intermediate, Inc.+(23)	Subordinated debt	N/A			13.75%	PIK	10/2031	50	49	—	49
Recordxtechnologies, LLC#	One stop	SF +	6.50%	(j)	11.85%		12/2025	727	723	—	727
Recordxtechnologies, LLC+	One stop	SF +	6.50%	(j)	11.85%		12/2025	114	113	—	114
Recordxtechnologies, LLC+	One stop	SF +	6.50%	(j)	11.85%		12/2025	61	60	—	61
Recordxtechnologies, LLC+	One stop	SF +	6.50%	(j)	11.85%		12/2025	40	39	—	40
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(g)	9.69%		11/2025	21,687	23,254	0.9	21,470
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(j)	9.95%		11/2025	5,472	5,450	0.2	5,417
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(j)	9.70%		11/2025	727	724	—	716
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(j)	9.95%		11/2025	334	332	—	330
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(j)	9.70%		11/2025	129	129	—	127
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	SF +	4.25%		N/A(6)		11/2025	—	—	—	(2)
Red Dawn SEI Buyer, Inc.+(5)	Senior secured	SF +	4.50%		N/A(6)		11/2025	—	—	—	(1)
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(j)	16.13%		10/2026	1,098	1,084	—	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(j)	16.13%		10/2026	347	347	—	347
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(j)	16.13%		10/2026	123	122	—	123
Saturn Borrower Inc.+	One stop	SF +	6.50%	(j)	12.00%		09/2026	19,846	19,571	0.8	19,250
Saturn Borrower Inc.+	One stop	SF +	6.50%	(j)	12.00%		09/2026	103	102	—	100
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%		N/A(6)		06/2030	—	—	—	—
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%		N/A(6)		12/2030	—	—	—	—
WPEngine, Inc.+	One stop	SF +	6.50%	(k)	11.92%		08/2029	3,522	3,456	0.2	3,522
WPEngine, Inc.+(5)	One stop	SF +	6.50%		N/A(6)		08/2029	—	(1)	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	11.89%		07/2027	4,789	4,789	0.2	4,789
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	11.87%		07/2027	40	40	—	40
								202,091	202,027	7.8	200,096
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#+(23)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	$8,425	$8,439	0.3%	$8,341
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	1,240	1,238	0.1	1,227
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	861	866	—	853
WBZ Investment LLC+(23)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	450	452	—	445
WBZ Investment LLC+(5)	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	(2)
										10,976	10,995	0.4	10,864
Life Sciences Tools & Services
Celerion Buyer, Inc.*#	One stop	SF +	6.50%	(k)	11.93%				11/2029	21,326	20,886	0.8	21,326
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(70)	—	—
PAS Parent Inc.*#+	One stop	SF +	5.00%	(i)	10.47%				12/2028	33,484	33,003	1.3	32,648
PAS Parent Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/2027	—	(7)	—	(4)
PAS Parent Inc.+	One stop	SF +	5.00%	(i)	10.47%				12/2028	79	75	—	77
PAS Parent Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	(5)
Reaction Biology Corporation#	One stop	SF +	5.25%	(j)	10.75%				03/2029	7,922	7,863	0.3	7,130
Reaction Biology Corporation+	One stop	SF +	5.25%	(j)	10.75%				03/2029	181	180	—	163
Reaction Biology Corporation+	One stop	SF +	5.25%	(j)	10.75%				03/2029	120	120	—	108
Reaction Biology Corporation+	One stop	SF +	5.25%	(j)	10.75%				03/2029	105	104	—	90
Reaction Biology Corporation+(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(1)	—	—
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(i)	10.91%				08/2027	986	980	0.1	976
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(i)	10.91%				08/2027	833	823	—	825
Unchained Labs, LLC+	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										65,036	63,950	2.5	63,334
Machinery
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(j)	10.86%				12/2030	376	373	—	373
Blackbird Purchaser, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(1)	—	(1)
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2030	—	—	—	—
Chase Industries, Inc.+(23)(24)	Senior secured	SF +	7.00%	(j)	11.00%	cash/	1.50%	PIK	05/2025	12,029	12,029	0.5	11,427
Chase Industries, Inc.+(23)(24)	Senior secured	SF +	7.00%	(j)	11.00%	cash/	1.50%	PIK	05/2025	983	983	—	934
Chase Industries, Inc.+(23)(24)	Senior secured	SF +	7.00%	(j)	11.00%	cash/	1.50%	PIK	05/2025	142	142	—	124
										13,530	13,526	0.5	12,857
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(j)	11.35%				04/2029	19,523	19,375	0.8	18,937
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(j)	11.35%				04/2029	430	426	—	417
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(j)	11.35%				04/2029	75	73	—	68
										20,028	19,874	0.8	19,422
Media
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	11.27%				05/2028	5,275	5,210	0.2	5,064
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	11.27%				05/2028	1,119	1,103	—	1,074
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	11.31%				05/2028	27	26	—	25
										6,421	6,339	0.2	6,163
Multiline Retail
Mills Fleet Farm Group LLC*#+	One stop	SF +	7.00%	(j)	12.52%				12/2026	43,652	43,353	1.7	43,652

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.75%	(j)	12.24%				05/2025	$20,157	$20,201	0.8%	$20,157
3ES Innovation, Inc.+(8)(12)	One stop	SF +	6.75%	(i)	12.21%				05/2025	120	120	—	120
Envernus, Inc.+	One stop	SF +	5.50%	(i)	10.86%				12/2029	442	436	—	436
Envernus, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Project Power Buyer, LLC*#+	One stop	SF +	7.00%	(j)	12.35%				05/2026	39,963	39,500	1.6	39,963
Project Power Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										60,682	60,255	2.4	60,675
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(j)	11.25%				12/2027	10,048	9,979	0.4	9,746
Messenger, LLC+	One stop	SF +	5.75%	(j)	11.28%				12/2027	98	98	—	95
Messenger, LLC+	One stop	SF +	5.75%	(j)	11.25%				12/2027	49	49	—	48
Messenger, LLC+	One stop	P +	4.75%	(a)	13.25%				12/2027	8	8	—	6
										10,203	10,134	0.4	9,895
Personal Products
IMPLUS Footcare, LLC+(23)	One stop	SF +	8.75%	(j)	13.25%	cash/	1.00%	PIK	07/2024	30,496	30,542	1.2	29,469
IMPLUS Footcare, LLC+(23)	One stop	SF +	8.75%	(j)	13.25%	cash/	1.00%	PIK	07/2024	5,208	5,216	0.2	5,033
IMPLUS Footcare, LLC*+(23)	One stop	SF +	8.75%	(j)	13.25%	cash/	1.00%	PIK	07/2024	751	753	—	725
										36,455	36,511	1.4	35,227

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#	One stop	SF +	6.00%	(j)	11.50%				02/2029	$21,462	$21,035	0.8%	$21,033
ACP Ulysses Buyer, Inc.*	One stop	SF +	6.00%	(j)	11.50%				02/2029	928	904	0.1	910
Amalthea Parent, Inc.*#+(8)	One stop	SF +	5.00%	(j)(k)	10.82%				03/2027	58,543	58,167	2.1	52,690
Amalthea Parent, Inc.+(5)(8)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(27)
Apothecary Products, LLC+	Senior secured	SF +	6.25%	(k)	11.85%				07/2025	2,476	2,456	0.1	2,476
Apothecary Products, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				07/2025	—	(6)	—	—
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(j)	10.85%				05/2029	16,964	16,702	0.7	16,455
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(j)	11.10%				05/2029	2,807	2,761	0.1	2,751
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	11.21%				05/2029	1,145	1,116	—	1,094
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	11.21%				05/2029	181	176	—	173
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(i)	11.11%				05/2029	210	206	—	204
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(i)	11.47%				10/2028	10,493	10,351	0.4	10,283
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(i)	11.47%				10/2028	3,518	3,469	0.1	3,448
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(i)	11.47%				10/2028	2,651	2,568	0.1	2,598
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(i)	11.47%				10/2027	38	37	—	37
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	24,957	26,703	0.9	23,584
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(g)	11.19%				08/2028	3,464	3,260	0.1	3,429
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	3,025	2,689	0.1	2,859
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(j)	11.35%				08/2028	2,613	2,571	0.1	2,587
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	2,647	2,506	0.1	2,501
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
										158,122	157,667	5.8	149,080
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(i)	11.61%				05/2029	4,433	4,373	0.2	4,433
bswift, LLC+	One stop	SF +	6.38%	(j)	11.78%				11/2028	5,087	4,958	0.2	5,087
Citrin Cooperman Advisors LLC+	One stop	SF +	5.75%	(j)(k)	11.26%				10/2027	5,357	5,316	0.2	5,344
Citrin Cooperman Advisors LLC+	One stop	SF +	6.25%	(k)	11.82%				10/2027	2,323	2,264	0.1	2,323
Citrin Cooperman Advisors LLC+	One stop	SF +	6.25%	(k)	11.78%				10/2027	527	515	—	527
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(i)	10.68%				10/2027	63	61	—	61
Citrin Cooperman Advisors LLC+(5)	One stop	SF +	5.25%		N/A(6)				10/2027	—	(4)	—	(4)
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(i)	10.84%				09/2028	3,468	3,413	0.1	3,468
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(i)	10.84%				09/2028	250	245	—	250
DISA Holdings Corp.+	One stop	SF +	5.50%	(i)	10.84%				09/2028	201	196	—	201
DISA Holdings Corp.+(23)	Subordinated debt	SF +	10.00%	(i)	13.36%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.+	Senior secured	SF +	5.50%	(i)	10.85%				09/2028	9	9	—	9
Eliassen Group, LLC+	One stop	SF +	5.50%	(j)	10.85%				04/2028	1,426	1,416	0.1	1,412
Eliassen Group, LLC+	One stop	SF +	5.50%	(j)	10.87%				04/2028	9	9	—	8
Filevine, Inc.+(23)	One stop	SF +	6.50%	(j)(k)	9.71%	cash/	2.50%	PIK	04/2027	5,435	5,386	0.2	5,489
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(j)	11.48%				09/2028	6,452	6,368	0.3	6,452
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(j)	11.48%				09/2028	552	544	—	552
IG Investments Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#	One stop	SF +	5.25%	(j)	10.78%				11/2028	7,498	7,460	0.3	7,198
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(i)(j)	10.77%				11/2028	151	149	—	141
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(i)	11.21%				12/2025	13,067	13,014	0.5	12,937
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(i)	11.21%				12/2025	8,268	8,250	0.3	8,185
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(i)	11.21%				12/2025	6,620	6,642	0.3	6,554
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(i)	11.21%				12/2025	4,183	4,159	0.2	4,141

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(i)	11.21%	12/2025	$1,155	$1,153	—%	$1,144
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(i)	11.21%	12/2025	153	153	—	150
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.90%	04/2025	11,416	11,441	0.4	11,416
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.90%	04/2025	1,932	1,926	0.1	1,932
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.90%	04/2025	139	138	—	139
PlanSource Holdings, Inc.+	One stop	SF +	6.25%		N/A(6)	04/2025	—	—	—	—
Procure Acquireco, Inc.#+	One stop	SF +	5.00%	(j)	10.54%	12/2028	17,411	17,288	0.7	17,411
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+	One stop	SF +	5.00%	(j)	10.50%	12/2028	73	72	—	73
Teaching Company, The+	One stop	SF +	5.75%	(j)	11.28%	01/2026	13,747	13,747	0.5	13,747
Teaching Company, The+	One stop	SF +	5.75%		N/A(6)	01/2026	—	—	—	—
							121,456	120,709	4.7	120,831
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	21,478	21,392	0.8	21,478
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(i)	10.96%	07/2025	19,182	19,166	0.7	19,182
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	13,219	13,190	0.5	13,219
Inhabit IQ Inc.*	One stop	SF +	5.50%	(i)	10.96%	07/2025	12,211	12,161	0.5	12,211
Inhabit IQ Inc.*#	One stop	SF +	5.50%	(i)	10.96%	07/2025	6,433	6,428	0.3	6,433
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	3,135	3,155	0.1	3,135
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(i)	10.96%	07/2025	1,377	1,377	0.1	1,377
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(i)	10.96%	07/2025	1,165	1,165	0.1	1,165
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(i)	10.96%	07/2025	1,149	1,149	0.1	1,149
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	919	918	—	919
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	485	485	—	485
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	130	130	—	130
MRI Software LLC*+	One stop	SF +	5.50%	(j)	10.95%	02/2026	14,175	14,104	0.5	13,891
MRI Software LLC+	One stop	SF +	5.50%	(j)	10.95%	02/2026	5,336	5,298	0.2	5,230
MRI Software LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(6)
MRI Software LLC+(5)	One stop	SF +	5.75%		N/A(6)	02/2026	—	(2)	—	(9)
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	11.19%	08/2028	524	514	—	520
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	10.44%	08/2028	18,590	20,084	0.7	18,451
RPL Bidco Limited+(8)(9)(10)	One stop	A +	6.75%	(e)	11.12%	08/2028	8,376	8,146	0.3	8,313
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.25%	(e)	9.67%	08/2028	2,033	2,178	0.1	2,018
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							129,917	131,037	5.0	129,291
Road & Rail
Channelside Acquisitona Co, Inc.+	One stop	SF +	6.38%	(i)	11.83%	07/2028	4,218	4,151	0.2	4,218
Channelside Acquisitona Co, Inc.+	One stop	SF +	6.75%	(i)	12.11%	07/2028	3,980	3,883	0.2	4,069
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(1)	—	—
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(1)	—	—
Channelside Acquisitona Co, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(2)	—	—
Internet Truckstop Group LLC*#	One stop	SF +	5.00%	(j)	10.50%	04/2025	21,118	21,248	0.8	21,118
Internet Truckstop Group LLC+	One stop	SF +	5.00%	(j)	10.50%	04/2025	9,248	9,205	0.3	9,248
Internet Truckstop Group LLC+(5)	One stop	SF +	5.00%		N/A(6)	04/2025	—	(1)	—	—
							38,564	38,482	1.5	38,653

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.+	One stop	SF +	6.50%	(j)	11.85%				06/2029	$9,840	$9,763	0.4%	$9,840
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(i)(j)	11.02%				03/2027	39,550	39,236	1.5	38,759
Appfire Technologies, LLC+	One stop	P +	4.50%	(a)	13.00%				03/2027	53	51	—	48
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(27)	—	(64)
Aras Corporation+(23)	One stop	SF +	6.75%	(j)	9.04%	cash/	3.25%	PIK	04/2027	14,809	14,734	0.6	14,661
Aras Corporation+	One stop	SF +	6.50%	(a)(j)	12.34%				04/2027	79	79	—	78
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	10.44%				06/2029	3,647	3,423	0.2	3,501
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	10.44%				06/2029	1,903	1,736	0.1	1,826
Arrow Buyer, Inc.+	One stop	SF +	6.50%	(j)	11.85%				06/2030	16,360	15,959	0.6	16,360
Arrow Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(22)	—	—
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	5.75%	(j)	8.53%	cash/	2.75%	PIK	07/2027	7,283	7,243	0.3	7,174
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	6.25%	(j)	8.53%	cash/	3.25%	PIK	07/2027	1,303	1,294	0.1	1,303
Auvik Networks Inc.+(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	—	—	(1)
Avetta, LLC+	One stop	SF +	5.75%	(j)	11.15%				10/2030	4,568	4,468	0.2	4,465
Avetta, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(9)	—	(10)
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(j)	10.79%				04/2026	5,655	5,671	0.2	5,655
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(c)(d)	9.60%				04/2026	2,307	2,339	0.1	2,307
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(j)	10.79%				04/2026	268	267	—	268
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(k)	10.88%				04/2026	39	38	—	39
Axiom Merger Sub Inc.+	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Bayshore Intermediate #2, L.P.+(23)	One stop	SF +	7.50%	(i)	12.96%				10/2028	76,248	75,333	3.0	76,248
Bayshore Intermediate #2, L.P.+	One stop	SF +	6.50%	(j)	12.01%				10/2027	33	31	—	33
Bloomerang, LLC+	One stop	SF +	6.00%	(k)	11.19%				12/2029	334	330	—	330
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	(1)
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	(1)
Bonterra LLC+	One stop	SF +	7.25%	(j)	12.60%				09/2027	65,427	64,830	2.5	63,465
Bonterra LLC+(23)	One stop	SF +	8.00%	(j)	13.35%				09/2027	2,952	2,912	0.1	2,864
Bonterra LLC+	One stop	SF +	7.25%	(j)	12.60%				09/2027	60	58	—	54
Bottomline Technologies, Inc.+	One stop	SF +	5.25%	(i)	10.61%				05/2029	27,811	27,385	1.0	26,698
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(9)
Bottomline Technologies, Inc.+	One stop	SF +	5.75%	(i)	11.11%				05/2029	4,624	4,536	0.2	4,532
Bullhorn, Inc.*#+	One stop	SF +	5.50%	(i)	10.96%				09/2026	65,099	64,616	2.6	65,099
Bullhorn, Inc.+(8)(9)	One stop	SN +	5.75%	(g)	10.94%				09/2026	12,021	11,536	0.5	12,021
Bullhorn, Inc.+(8)(9)	One stop	E +	5.50%	(b)	9.34%				09/2026	4,709	4,632	0.2	4,709
Bullhorn, Inc.+	One stop	SF +	5.50%	(i)	10.96%				09/2026	211	210	—	211
Bullhorn, Inc.+	One stop	SF +	5.50%	(i)	10.96%				09/2026	95	94	—	95
Bullhorn, Inc.+	One stop	SF +	5.50%	(i)	10.96%				09/2026	75	75	—	75
Bullhorn, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				09/2026	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	SF +	5.00%	(i)	10.46%				06/2028	9,695	9,569	0.4	9,695
Burning Glass Intermediate Holdings Company, Inc.+	One stop	SF +	5.00%	(i)	10.46%				06/2026	21	20	—	21
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(j)	12.63%				01/2029	5,437	5,297	0.2	5,437
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(j)	12.63%				01/2029	1,438	1,401	0.1	1,438
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Calabrio, Inc.+	One stop	SF +	7.13%	(i)	12.48%				04/2027	$53,683	$53,241	2.1%	$53,683
Calabrio, Inc.+	One stop	SF +	7.13%	(i)	12.48%				04/2027	135	132	—	135
Calabrio, Inc.+	One stop	SF +	7.13%		N/A(6)				04/2027	—	—	—	—
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(g)	11.44%				08/2030	3,260	3,195	0.1	3,211
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	6.25%	(e)	10.57%				08/2030	216	201	—	213
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(20)	—	(21)
Community Brands Parentco LLC+	One stop	SF +	5.50%	(i)	10.96%				02/2028	14,016	13,822	0.5	13,736
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(2)
Coupa Holdings, LLC+	One stop	SF +	7.50%	(i)	12.86%				02/2030	22,905	22,403	0.9	22,676
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(22)	—	(20)
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(j)	12.10%				11/2030	453	446	—	447
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	(1)
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(i)	10.96%				10/2028	27,361	27,174	1.0	26,540
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(i)	10.96%				10/2028	2,307	2,284	0.1	2,238
Daxko Acquisition Corporation+	One stop	P +	4.50%	(a)	13.00%				10/2027	12	11	—	7
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(i)	10.96%				10/2028	138	130	—	105
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	11.19%				08/2030	3,043	2,951	0.1	3,012
Denali Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(b)	9.84%				08/2030	764	736	—	757
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(12)	—	(11)
Diligent Corporation*#+	One stop	SF +	6.25%	(j)	11.78%				08/2025	85,188	85,149	3.3	85,188
Diligent Corporation+	One stop	SF +	5.75%	(j)	11.28%				08/2025	5,889	5,867	0.2	5,844
Diligent Corporation+	One stop	SF +	6.25%	(i)(j)	11.76%				08/2025	175	174	—	175
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(g)	10.94%				02/2029	14,750	15,108	0.6	14,307
Dragon UK Bidco Limited+(8)(9)(10)	One stop	C +	5.75%	(f)	11.19%				02/2029	289	294	—	281
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(3)
Evergreen IX Borrower 2023, LLC+	One stop	SF +	6.00%	(j)	11.35%				09/2030	4,506	4,397	0.2	4,393
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(12)	—	(12)
FirstUp, Inc.+(23)	One stop	SF +	7.50%	(j)	8.60%	cash/	4.25%	PIK	07/2027	9,334	9,264	0.4	9,334
FirstUp, Inc.+(23)	One stop	SF +	7.50%	(j)	8.60%	cash/	4.25%	PIK	07/2027	885	874	—	885
FirstUp, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+(23)	One stop	SF +	6.75%	(j)	12.28%	PIK			07/2027	11,455	11,356	0.4	11,340
Gainsight, Inc.+(23)	One stop	SF +	6.75%	(j)	12.28%	PIK			07/2027	58	57	—	57
GS Acquisitionco, Inc.*#+	One stop	SF +	5.50%	(j)	11.00%				05/2026	83,542	83,550	3.3	83,542
GS Acquisitionco, Inc.+	One stop	SF +	5.50%		N/A(6)				05/2026	—	—	—	—
GTIV, LLC+	One stop	SF +	5.25%	(j)	10.70%				02/2029	73,285	72,750	2.9	73,285
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	—
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	3,273	3,224	0.1	3,207
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(j)	7.95%	cash/	4.30%	PIK	07/2029	2,137	2,101	0.1	2,094
GTY Technology Holdings, Inc.+(23)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	392	389	—	384
GTY Technology Holdings, Inc.+	One stop	P +	5.25%	(a)	13.75%				07/2029	11	9	—	9
GTY Technology Holdings, Inc.+(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(5)	—	(5)
Hyland Software, Inc.+	One stop	SF +	6.00%	(i)	11.36%				09/2030	4,950	4,879	0.2	4,876
Hyland Software, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
ICIMS, Inc.+(23)	One stop	SF +	7.25%	(j)	8.74%	cash/	3.88%	PIK	08/2028	8,088	7,984	0.3	7,927
ICIMS, Inc.+	One stop	SF +	6.75%	(j)	12.10%				08/2028	27	26	—	24
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(33)
IQN Holding Corp. #+	One stop	SF +	5.25%	(j)	10.64%				05/2029	14,577	14,466	0.6	14,285
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2029	$—	$(24)	—%	$(3)
Island Bidco AB+(8)(9)(17)(23)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	6,668	6,270	0.3	6,668
Island Bidco AB+(8)(17)(23)	One stop	SF +	7.00%	(k)	8.68%	cash/	3.50%	PIK	07/2028	3,078	3,056	0.1	3,078
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(k)	11.83%				07/2028	30	30	—	30
Juvare, LLC*	One stop	SF +	5.75%	(j)	11.29%				10/2026	7,526	7,482	0.3	7,376
Juvare, LLC+	One stop	SF +	5.75%	(j)	11.29%				10/2026	1,737	1,727	0.1	1,702
Juvare, LLC+	One stop	SF +	5.75%	(j)	11.29%				10/2026	548	540	—	537
Juvare, LLC+	One stop	SF +	5.75%	(a)(j)	11.48%				04/2026	50	50	—	49
Kaseya Inc.+(23)	One stop	SF +	6.00%	(j)	8.88%	cash/	2.50%	PIK	06/2029	9,256	9,147	0.4	9,164
Kaseya Inc.+(23)	One stop	SF +	5.50%	(i)	10.86%				06/2029	68	66	—	65
Kaseya Inc.+(23)	One stop	SF +	6.00%	(j)	8.88%	cash/	2.50%	PIK	06/2029	34	30	—	29
LeadsOnline, LLC+	One stop	SF +	6.00%	(j)	11.49%				02/2028	4,197	4,100	0.2	4,197
LeadsOnline, LLC+	One stop	SF +	6.00%	(j)	11.49%				02/2028	741	724	—	741
LeadsOnline, LLC+	One stop	SF +	6.00%	(i)	11.46%				02/2028	8	7	—	8
Mindbody, Inc.+	One stop	SF +	7.00%	(j)	12.53%				02/2025	49,911	50,113	1.9	49,911
Mindbody, Inc.+	One stop	SF +	7.00%	(j)	12.53%				02/2025	3,929	3,910	0.2	3,929
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	10.96%				12/2028	21,705	21,550	0.8	20,837
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	10.96%				12/2028	186	182	—	162
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(a)(i)	11.28%				12/2027	96	95	—	90
Navex TopCo, Inc.+	One stop	SF +	5.75%	(i)	11.11%				11/2030	460	451	—	450
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	(1)
Naviga Inc.+	Senior secured	SF +	7.00%	(j)	12.45%				02/2024	108	108	—	108
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(d)	9.95%				07/2028	7,216	7,644	0.3	7,216
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.00%	(d)	9.92%				01/2028	22	22	—	22
Neo Bidco GMBH+(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Neo Bidco GMBH+(8)(9)(13)	One stop	E +	6.25%	(c)	10.08%				07/2028	520	510	—	522
Panzura, LLC+(23)	One stop	N/A			2.00%	cash/	15.00%	PIK	08/2027	52	47	—	47
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(j)	10.07%				10/2024	8,302	8,270	0.3	8,302
PDI TA Holdings, Inc.+	Second lien	SF +	8.50%	(j)	14.02%				10/2025	3,424	3,395	0.1	3,424
PDI TA Holdings, Inc.+	Second lien	SF +	8.50%	(j)	14.02%				10/2025	3,333	3,278	0.1	3,333
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(j)	10.07%				10/2024	1,105	1,103	—	1,105
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(j)	10.07%				10/2024	681	679	—	681
PDI TA Holdings, Inc.+	Second lien	SF +	8.71%	(j)	14.23%				10/2025	640	638	—	640
PDI TA Holdings, Inc.+	Second lien	SF +	8.53%	(j)	14.05%				10/2025	377	375	—	377
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(j)	10.07%				10/2024	148	147	—	148
PDI TA Holdings, Inc.+(8)(9)	One stop	SN +	4.50%	(g)	9.81%				10/2024	88	93	—	88
Personify, Inc.*#+	One stop	SF +	5.25%	(j)	10.60%				09/2024	13,045	13,089	0.5	13,045
Personify, Inc.#	One stop	SF +	5.25%	(j)	10.60%				09/2024	8,060	8,043	0.3	8,060
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.+	One stop	SF +	7.00%	(i)	12.36%				10/2029	9,953	9,829	0.4	9,953
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(j)	13.56%				04/2027	23,748	23,594	0.9	23,511
Pluralsight, LLC+	One stop	SF +	8.00%	(i)(j)	13.52%				04/2027	78	77	—	77
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(i)	12.11%				09/2028	4,221	4,192	0.2	4,221
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(j)	12.10%				09/2028	1,996	1,969	0.1	1,996
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(j)	12.10%				09/2028	844	838	—	844
ProcessUnity Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	SF +	4.75%	(j)	10.28%				05/2027	18,139	18,038	0.7	18,139
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	1,875	1,854	0.1	1,875

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.29%				05/2027	$1,567	$1,559	0.1%	$1,567
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.29%				05/2027	862	857	—	862
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	789	784	—	789
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	533	530	—	533
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	177	176	—	177
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	156	155	—	156
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	146	145	—	146
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.29%				05/2027	146	145	—	146
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.28%				05/2027	57	57	—	57
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
QAD, Inc.+	One stop	SF +	5.38%	(i)	10.73%				11/2027	9,369	9,309	0.4	9,369
QAD, Inc.+(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.+	One stop	SF +	6.00%	(k)	11.39%				06/2029	2,920	2,898	0.1	2,833
Quant Buyer, Inc.+	One stop	SF +	6.00%	(k)	11.39%				06/2029	2,460	2,441	0.1	2,386
Quant Buyer, Inc.+	One stop	SF +	6.00%	(k)	11.39%				06/2029	2,001	1,986	0.1	1,941
Quant Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(5)
Quant Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(71)	—	—
Rainforest Bidco Limited+(8)(9)(10)(23)	One stop	SN +	5.43%	(g)	8.68%	cash/	1.93%	PIK	07/2029	7,708	7,057	0.3	7,439
Rainforest Bidco Limited+(8)(10)(23)	One stop	SF +	5.43%	(h)	8.82%	cash/	1.93%	PIK	07/2029	1,430	1,415	0.1	1,380
Rainforest Bidco Limited+(8)(9)(10)(23)	One stop	SN +	5.43%	(g)	8.68%	cash/	1.93%	PIK	07/2029	566	520	—	547
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(61)	—	—
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(i)(j)(k)	9.79%				12/2024	11,038	11,042	0.4	10,707
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(j)(k)	9.94%				12/2024	210	210	—	202
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(j)	11.00%				12/2028	10,076	10,005	0.4	9,875
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(j)	11.00%				12/2028	201	198	—	194
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	(13)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(i)	11.71%				05/2027	5,041	4,994	0.2	4,991
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2027	—	(1)	—	(1)
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.00%	(i)	11.36%				08/2029	9,827	9,668	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(2)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	9.49%				07/2029	33,910	30,472	1.3	33,910
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	9.49%				07/2029	2,771	2,617	0.1	2,771
Sonatype, Inc.+	One stop	SF +	6.75%	(i)	12.21%				12/2025	40,459	40,308	1.6	40,459
Sonatype, Inc.+	One stop	SF +	6.75%	(i)	12.21%				12/2025	851	848	—	851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+(23)	One stop	SF +	8.50%	(i)	11.86%	cash/	2.00%	PIK	12/2026	31,785	31,482	1.2	30,832
Spartan Buyer Acquisition Co.+(23)	One stop	SF +	8.50%	(i)	11.86%	cash/	2.00%	PIK	12/2026	2,020	1,991	0.1	1,960
Spartan Buyer Acquisition Co.+(5)(23)	One stop	P +	7.50%	(a)	14.00%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Telesoft Holdings LLC+	One stop	SF +	5.75%	(i)	11.21%				12/2025	875	869	—	864
Telesoft Holdings LLC+	One stop	SF +	6.25%	(i)	11.71%				08/2028	64	64	—	64
Telesoft Holdings LLC+	One stop	SF +	5.75%	(i)	11.14%				12/2025	13	12	—	12
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(k)	11.68%				07/2028	3,171	3,106	0.1	3,171
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(14)	—	—
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	3,409	3,420	0.1	3,273
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	901	896	—	865
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)(k)	9.99%				12/2024	565	562	—	542
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	424	421	—	407
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	156	155	—	149

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(k)	10.00%				12/2024	$57	$57	—%	$54
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(i)	11.46%				03/2025	15,045	15,072	0.6	15,045
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	6,806	6,765	0.3	6,806
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	5,939	5,878	0.2	5,939
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	4,128	4,114	0.2	4,128
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,744	1,759	0.1	1,744
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,693	1,707	0.1	1,693
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,650	1,664	0.1	1,650
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,594	1,601	0.1	1,594
Togetherwork Holdings, LLC*+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,535	1,550	0.1	1,535
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,432	1,444	0.1	1,432
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,322	1,316	0.1	1,322
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,173	1,177	—	1,173
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(i)	11.46%				03/2025	646	651	—	646
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	447	445	—	447
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	432	431	—	432
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	250	249	—	250
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	62	63	—	62
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	57	58	—	57
Togetherwork Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(2)	—	—
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	8.12%	PIK	05/2024	9,150	9,154	0.3	8,235
Vector CS Midco Limited & Cloudsense Ltd.+(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	8.12%	PIK	05/2024	150	154	—	134
Vendavo, Inc.*#+	One stop	SF +	5.75%	(j)	11.23%				09/2027	19,363	19,256	0.7	18,201
Vendavo, Inc.+	One stop	P +	4.75%	(a)	13.25%				09/2027	104	103	—	95
WebPT, Inc.+	One stop	SF +	6.75%	(j)	12.24%				01/2028	626	619	—	620
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	29,265	29,469	1.1	28,972
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	5,179	5,160	0.2	5,127
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	3,668	3,637	0.1	3,631
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	108	107	—	107
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(2)
Zendesk, Inc.+(23)	One stop	SF +	6.75%	(j)	8.86%	cash/	3.25%	PIK	11/2028	20,480	20,154	0.8	20,480
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(41)	—	—
										1,376,021	1,361,980	53.1	1,361,803

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(j)	11.00%				02/2028	$22,171	$21,837	0.9%	$22,171
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	11.00%				02/2028	398	395	—	398
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	11.00%				02/2028	52	52	—	52
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	—
Cavender Stores L.P.+	Senior secured	SF +	5.00%	(j)	10.35%				10/2029	5,000	4,952	0.2	4,950
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	11,392	11,247	0.4	11,278
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	9,850	9,779	0.4	9,752
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	9,275	9,399	0.4	9,182
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	2,131	2,104	0.1	2,110
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	1,417	1,406	0.1	1,403
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	724	711	—	717
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	45	44	—	44
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	67	64	—	66
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	30	28	—	29
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	17	18	—	17
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	15	15	—	15
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	11	11	—	11
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	32	32	—	32
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	4	3	—	4
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	17	16	—	17
Cycle Gear, Inc.*#+	One stop	SF +	6.75%	(j)	12.25%				01/2026	46,953	46,848	1.8	45,074
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	38,349	38,431	1.3	33,938
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	22,279	22,249	0.8	19,717
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	5,704	5,768	0.2	5,048
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	5,180	5,173	0.2	4,584
Imperial Optical Midco Inc.+(23)	One stop	SF +	13.00%	(j)	8.03%	cash/	10.50%	PIK	05/2024	3,954	3,921	0.1	3,598
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	3,870	3,866	0.1	3,425
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	3,219	3,214	0.1	2,848
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	2,946	2,983	0.1	2,607
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	2,589	2,585	0.1	2,291
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	1,281	1,280	—	1,134
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	535	534	—	473
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	137	136	—	121
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	81	81	—	72
Imperial Optical Midco Inc.+(23)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	43	42	—	38
Imperial Optical Midco Inc.+(23)	One stop	SF +	13.00%	(j)	8.03%	cash/	10.50%	PIK	05/2024	1,575	1,575	0.1	1,700
Imperial Optical Midco Inc.+(23)	One stop	SF +	13.00%	(i)	7.96%	cash/	10.50%	PIK	05/2024	984	984	0.1	1,293
PetVet Care Centers LLC+	One stop	SF +	6.00%	(i)	11.36%				11/2030	397	389	—	389
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(1)	—	(1)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(1)	—	(1)
PPV Intermediate Holdings, LLC#+	One stop	SF +	5.75%	(j)	11.14%				08/2029	9,613	9,475	0.4	9,420
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			14.75%	PIK			08/2030	2,844	2,767	0.1	2,758
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.75%	PIK			08/2030	1,082	1,063	—	1,006
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.75%	PIK			08/2030	250	248	—	233
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.75%	PIK			08/2030	45	41	—	42
PPV Intermediate Holdings, LLC+(23)	One stop	N/A			13.75%	PIK			08/2030	46	45	—	43

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	$—	$(6)	—%	$(8)
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	3,531	3,504	0.1	3,496
Salon Lofts Group, LLC+(5)	Second lien	SF +	17.00%		N/A(6)				09/2029	—	(44)	—	(38)
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	233	231	—	230
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	231	229	—	228
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	183	181	—	181
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	76	76	—	75
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	75	73	—	73
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	58	57	—	57
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	53	53	—	53
Salon Lofts Group, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(8)	—	(10)
Salon Lofts Group, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(5)	—	(6)
Salon Lofts Group, LLC+(23)	Second lien	SF +	9.00%	(j)	14.43%				09/2029	1,758	1,734	0.1	1,723
SureWerx Purchaser III, Inc.+(8)	One stop	SF +	6.75%	(j)	12.10%				12/2029	20,542	20,101	0.8	20,542
SureWerx Purchaser III, Inc.+(8)	One stop	SF +	6.75%	(i)	12.11%				12/2028	27	26	—	27
SureWerx Purchaser III, Inc.+(5)(8)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(55)	—	—
Titan Fitness, LLC*#+(23)	One stop	SF +	7.25%	(i)(k)	10.45%	cash/	2.50%	PIK	10/2026	31,523	31,302	1.2	29,632
Titan Fitness, LLC+(23)	One stop	SF +	7.25%	(k)	10.47%	cash/	2.50%	PIK	10/2026	1,963	1,939	0.1	1,845
Titan Fitness, LLC+(23)	One stop	SF +	7.25%	(k)	10.47%	cash/	2.50%	PIK	10/2026	508	502	—	476
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.65%	(j)	11.00%				03/2028	8,237	8,150	0.3	8,237
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.16%				03/2028	7,651	8,296	0.3	7,651
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(k)	11.11%				04/2028	8,204	8,116	0.3	7,876
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(j)(k)	11.11%				04/2028	105	102	—	101
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(j)	11.11%				04/2028	15	14	—	11
										301,577	300,375	11.2	286,550
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+(23)	One stop	SF +	6.75%	(k)	11.43%	cash/	0.75%	PIK	12/2024	$5,428	$5,428	0.2%	$5,570
Agility Recovery Solutions Inc.+(23)	One stop	SF +	6.75%	(k)	11.43%	cash/	0.75%	PIK	12/2024	744	744	—	773
										6,172	6,172	0.2	6,343
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(k)	11.47%				03/2028	1,954	1,937	0.1	1,856
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(k)	11.47%				03/2028	974	965	0.1	925
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(k)	11.47%				03/2028	855	848	—	813
Dollfus Mieg Company, Inc.+(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	—	—	—
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	9,982	9,914	0.4	9,783
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	4,012	3,984	0.2	3,932
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	2,065	2,051	0.1	2,024
Elite Sportswear, L.P.*+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	686	680	—	671
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	314	311	—	308
Elite Sportswear, L.P.*+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	300	298	—	294
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	113	106	—	92
Elite Sportswear, L.P.+(23)	Senior secured	SF +	7.00%	(j)	11.86%	cash/	0.75%	PIK	09/2025	4	4	—	3
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	11.02%				05/2024	9,484	9,468	0.4	9,510
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	11.02%				05/2024	6,424	6,413	0.3	6,441
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	11.02%				05/2024	994	993	—	997
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	11.02%				05/2024	893	891	—	895
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	11.02%				05/2024	627	626	—	628
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	11.02%				05/2024	2	2	—	2
SHO Holding I Corporation+(23)	Senior secured	SF +	5.25%	(j)	10.89%				04/2024	3,917	3,910	0.1	3,604
SHO Holding I Corporation+(23)	Senior secured	SF +	5.00%	(j)	10.64%				04/2024	98	96	—	90
SHO Holding I Corporation+(23)	Senior secured	SF +	5.23%	(j)	10.87%				04/2024	67	67	—	61
SHO Holding I Corporation+(23)	Senior secured	SF +	4.00%	(j)	9.64%				04/2024	50	50	—	50
SHO Holding I Corporation+(23)	Senior secured	SF +	4.00%	(j)	9.61%				04/2024	—	—	—	—
SHO Holding I Corporation+(23)	Senior secured	SF +	5.23%	(j)	10.87%				04/2024	—	—	—	—
										43,815	43,614	1.7	42,979
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(j)	11.75%				06/2028	18,876	18,634	0.7	17,790
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(j)	11.75%				06/2028	15,054	14,845	0.6	14,189
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(j)	12.00%				06/2028	4,103	4,005	0.1	3,898
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(j)	11.76%				06/2028	452	446	—	426
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(j)	11.75%				06/2028	450	443	—	424
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(34)	—	—
										38,935	38,339	1.4	36,727
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	10.28%				06/2027	16,794	16,697	0.6	16,290
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	10.28%				06/2027	79	79	—	76
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)(j)	10.21%				06/2027	48	47	—	42
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(k)	10.07%				11/2026	2,098	2,080	0.1	2,030
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(i)	9.96%				11/2026	206	204	—	199
Vessco Midco Holdings, LLC+	Senior secured	SF +	5.25%	(k)	10.73%				11/2026	8	—	—	—
Vessco Midco Holdings, LLC+	Senior secured	P +	3.50%	(a)	12.00%				10/2026	1	1	—	—
Vessco Midco Holdings, LLC+	Senior secured	SF +	5.00%	(k)	10.40%				11/2026	122	116	—	111
										19,356	19,224	0.7	18,748
Total non-controlled/non-affiliate company debt investments										5,163,709	5,122,096	197.5	5,062,301

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		N/A	66	$664	—%	$704
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	40	—	42
							704	—	746
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A		N/A	5	314	—	—

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	730	—	503
Go Car Wash Parent, Corp.+(21)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	92	—	94
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		N/A	—	50	—	17
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	330	—	324
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	61	—	82
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	141	69	—	294
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	508	0.1	866
Yorkshire Parent, Inc.+	LP units	N/A	N/A		N/A	—	345	—	345
							2,185	0.1	2,525
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP units	N/A	N/A		N/A	3	32	—	31
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A		N/A	177	1,769	—	925
							1,801	—	956
Building Products
BECO Holding Company, Inc.+(21)	Preferred stock	N/A	11.75%	Non-Cash	N/A	10	1,123	0.1	1,180
BECO Holding Company, Inc.+	LP Interest	N/A	N/A		N/A	2	196	—	232
							1,319	0.1	1,412
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A		N/A	2	1,960	—	1,015
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		N/A	—	124	—	—
							2,084	—	1,015
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A		N/A	540	540	—	650
EGD Security Systems, LLC +	Common stock	N/A	N/A		N/A	855	405	0.1	1,260
Franchise Brands plc+(8)(9)(10)(21)(22)	Common stock	N/A	N/A		N/A	51	114	—	105
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	359	359	—	532
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		N/A	8	767	—	914
Radwell Parent, LLC+	LP units	N/A	N/A		N/A	2	233	—	312
							2,418	0.1	3,773

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	49	$25	—%	$54
Diversified Consumer Services
CHHJ Midco, LLC+	LLC units	N/A	N/A		N/A	19	193	—	301
DP Flores Holdings, LLC+	LLC units	N/A	N/A		N/A	70	70	—	86
EMS LINQ, LLC+	LP Interest	N/A	N/A		N/A	525	525	—	419
EWC Growth Partners LLC+	LLC interest	N/A	N/A		N/A	—	12	—	2
HS Spa Holdings, Inc.+	Common stock	N/A	N/A		N/A	479	479	—	484
Liminex, Inc.+	Common stock	N/A	N/A		N/A	12	434	—	616
NSG Buyer, Inc. +(8)	LP units	N/A	N/A		N/A	2	1,985	0.1	2,074
PADI Holdco, Inc.+	LLC interest	N/A	N/A		N/A	1	987	0.1	795
Project Alpha Intermediate Holdings, Inc.+(21)	Preferred stock	N/A	9.00%	Non-Cash	N/A	—	1,035	0.1	1,562
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A		N/A	202	329	—	752
Virginia Green Acquisition, LLC+	LP units	N/A	N/A		N/A	257	257	—	257
							6,306	0.3	7,348
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A		N/A	—	372	—	33
Inventus Power, Inc.+	LLC units	N/A	N/A		N/A	—	88	—	276
Inventus Power, Inc.+	LP Interest	N/A	N/A		N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A		N/A	—	—	—	—
							480	—	370

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$897
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A	N/A	5	604	0.1	1,010
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	1
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	—
Mendocino Farms, LLC+	Common stock	N/A	N/A	N/A	168	770	—	1,147
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	160
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	35
						2,760	0.1	3,250
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	157
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	4	9	—	9
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	6
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	3
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	N/A	—	1	—	1
Kodiak Cakes, LLC+	Common stock	N/A	N/A	N/A	—	472	—	319
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	N/A	—	483	—	366
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	N/A	—	13	—	25
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	N/A	4	356	—	192
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,285
						2,392	0.2	5,367
Health Care Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	92
Blue River Pet Care, LLC+	Common stock	N/A	N/A	N/A	—	76	—	210
CCSL Holdings, LLC+(8)	LP Interest	N/A	N/A	N/A	—	337	—	341
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	—	132	—	189
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	3	3	—	233
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	7
						894	—	1,072

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$342
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	4,868
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	2,956
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		N/A	2	1,119	0.1	1,530
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	129	132	—	202
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A		N/A	429	327	—	504
DCA Investment Holding, LLC(21)	Preferred stock	N/A	8.00%	Non-Cash	N/A	1,142	582	0.1	1,238
DCA Investment Holding, LLC	Common stock	N/A	N/A		N/A	12	5	—	80
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	648	—	591
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	61	—	79
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	9	4	—	—
Encorevet Group LLC+	Common stock	N/A	N/A		N/A	—	15	—	—
Encorevet Group LLC+	LLC units	N/A	N/A		N/A	—	11	—	—
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		N/A	185	212	—	338
Midwest Veterinary Partners, LLC+(21)	Preferred stock	N/A	12.00%	Non-Cash	N/A	1	1,205	0.1	1,241
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	6	—	—	351
Midwest Veterinary Partners, LLC+(21)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	31	—	44
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	552
NDX Parent, LLC+	Common stock	N/A	N/A		N/A	—	272	—	40
NDX Parent, LLC+	Preferred stock	N/A	N/A		N/A	40	40	—	47
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		N/A	—	321	—	269
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A		N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	0.1	816
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	0.1	736
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	81
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	319
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	483
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		N/A	6	562	—	370
							11,456	0.8	18,077

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.+	LLC interest	N/A			N/A		N/A	154	$193	—%	$185
HSI Halo Acquisition, Inc.+(21)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	40	—	171
HSI Halo Acquisition, Inc.+	LP Interest	N/A			N/A		N/A	—	5	—	136
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	12	13,796	0.6	13,545
Symplr Software, Inc.+(21)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	2	3,580	0.2	4,784
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	1,691	0.1	1,798
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,034	—	1,051
Symplr Software, Inc.+	LLC units	N/A			N/A		N/A	—	161	—	181
Symplr Software, Inc.+	Common stock	N/A			N/A		N/A	177	—	—	841
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		N/A	348	2,824	0.1	3,157
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	169	871	—	626
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	53	162	—	130
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	1	8	—	11
									24,365	1.0	26,616
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A			N/A		N/A	206	188	—	373
Harri US LLC+	LLC units	N/A			N/A		N/A	83	658	—	582
Harri US LLC+	Preferred stock	N/A			N/A		N/A	71	456	—	489
Harri US LLC+	Warrant	N/A			N/A		N/A	24	106	—	155
Harri US LLC+	Preferred stock	N/A			N/A		N/A	67	759	—	763
LMP TR Holdings, LLC	LLC units	N/A			N/A		N/A	712	712	0.1	2,451
SSRG Holdings, LLC+	LP Interest	N/A			N/A		N/A	6	61	—	88
Tropical Smoothie Cafe Holdings, LLC+	LP Interest	N/A			N/A		N/A	5	69	0.1	986
									3,009	0.2	5,887
Insurance
Accession Risk Management Group, Inc.+(21)	Preferred stock	N/A			13.25%	Non-Cash	N/A	3	2,760	0.1	2,773
Majesco+(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	325	—	407
Majesco+	LP Interest	N/A			N/A		N/A	69	—	—	198
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		N/A	13	259	—	259
									3,344	0.1	3,637
Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	17	17,025	0.8	20,179
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	10	10,219	0.5	12,112
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	7	7,034	0.3	7,491
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	1	1,104	—	1,262
									35,382	1.6	41,044
IT Services
Appriss Health Intermediate Holdings, Inc+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	2,347	0.1	2,348
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	587	462	0.2	4,589
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	154	423	0.1	1,203
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	35	291	—	276
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A			N/A		N/A	202	159	0.1	1,468
Critical Start, Inc.+	Common stock	N/A			N/A		N/A	225	225	—	256
Kentik Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	192	1,103	—	1,103

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation+	LLC units	N/A			N/A		N/A	5	$10	—%	$16
Optimizely North America, Inc.+	Common stock	N/A			N/A		N/A	75	807	—	871
PCS Intermediate II Holdings, LLC+	LLC interest	N/A			N/A		N/A	37	367	—	793
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A			N/A		N/A	13	13	—	24
Saturn Borrower Inc.+	LP units	N/A			N/A		N/A	346	346	—	110
									6,553	0.5	13,057
Leisure Products
Massage Envy, LLC+	LLC interest	N/A			N/A		N/A	749	210	0.1	1,784
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	67	117	—	124
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	46	80	—	85
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	38	65	—	69
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	33	58	—	61
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	15	24	—	26
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	2	2	—	2
									556	0.1	2,151
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	930	930	—	930
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	930	—	—	328
PAS Parent Inc.+	LP Interest	N/A			N/A		N/A	9	933	0.1	921
PAS Parent Inc.+	Preferred stock	N/A			N/A		N/A	1	139	—	174
Reaction Biology Corporation+	LLC units	N/A			N/A		N/A	—	265	—	197
									2,267	0.1	2,550
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A			N/A		N/A	3	1,632	0.1	2,046
W3 Co.+	Preferred stock	N/A			N/A		N/A	—	224	—	260
									1,856	0.1	2,306
Paper and Forest Products
Messenger, LLC+	LLC units	N/A			N/A		N/A	3	312	—	177
Messenger, LLC+	LLC units	N/A			N/A		N/A	—	—	—	—
									312	—	177
Pharmaceuticals
Amalthea Parent, Inc.+(8)	LP Interest	N/A			N/A		N/A	502	502	—	255
Cobalt Buyer Sub, Inc.+(21)	Preferred stock	SF +	10.00%	(j)	15.35%	Non-Cash	N/A	8	9,465	0.4	10,489
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A			N/A		N/A	—	168	—	139
Cobalt Buyer Sub, Inc.+	Common stock	N/A			N/A		N/A	2	2	—	—
									10,137	0.4	10,883
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A			N/A		N/A	—	$216	—%	$244
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		N/A	56	573	—	573
Filevine, Inc.+	Preferred stock	N/A			N/A		N/A	221	1,401	0.1	1,794
Filevine, Inc.+	Warrant	N/A			N/A		N/A	90	90	—	103
Filevine, Inc.+	Warrant	N/A			N/A		N/A	33	49	—	200
Net Health Acquisition Corp.+	LP Interest	N/A			N/A		N/A	13	1,509	0.1	1,613
Procure Acquireco, Inc.+	LP Interest	N/A			N/A		N/A	—	486	—	633
									4,324	0.2	5,160
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		N/A	62	434	—	872
SC Landco Parent, LLC+	Common stock	N/A			N/A		N/A	2	274	—	260
									708	—	1,132
Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A			N/A		N/A	408	447	—	425

Software
Anaplan, Inc.+	LP Interest	N/A			N/A		N/A	385	385	—	570
Aras Corporation+(21)	Preferred stock	N/A			12.00%	Non-Cash	N/A	1	1,197	0.1	1,323
Aras Corporation+	LP Interest	N/A			N/A		N/A	306	306	—	410
Astute Holdings, Inc.+	LP Interest	N/A			N/A		N/A	—	304	—	712
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	26	256	—	300
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	3	29	—	34
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		N/A	4,095	4,095	0.2	3,747
Calabrio, Inc.+	LP Interest	N/A			N/A		N/A	1	769	—	741
Calabrio, Inc.+	LP Interest	N/A			N/A		N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	149	1,663	0.1	1,743
Cloudbees, Inc.+	Warrant	N/A			N/A		N/A	131	247	—	1,042
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	71	466	—	720
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		N/A	145	508	—	627
Denali Bidco Limited+(8)(10)	LP Interest	N/A			N/A		N/A	258	335	—	381
Diligent Corporation+(21)	Preferred stock	N/A			10.50%	Non-Cash	N/A	17	19,377	0.8	20,573
Diligent Corporation+	Preferred stock	N/A			N/A		N/A	415	912	0.1	2,320
FirstUp, Inc.+	Common stock	N/A			N/A		N/A	221	541	—	312
GS Acquisitionco, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	26	29,592	1.2	29,669
GS Acquisitionco, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	1,780	0.1	1,736
GS Acquisitionco, Inc.+	LP Interest	N/A			N/A		N/A	1	170	0.1	975
GS Acquisitionco, Inc.+(21)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	—	52	—	53
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		N/A	48	48	—	69
Impartner, Inc.+	Preferred stock	N/A			N/A		N/A	28	226	—	215
Kaseya Inc.+(21)	Preferred stock	SF +	11.75%	(j)	17.10%	Non-Cash	N/A	2	1,936	0.1	2,028
Kaseya Inc.+	LP Interest	N/A			N/A		N/A	100	100	—	102
MetricStream, Inc.+	Warrant	N/A			N/A		N/A	168	263	—	158
Ministry Brands Holdings LLC+	LP Interest	N/A			N/A		N/A	438	439	—	431
mParticle, Inc.+	Preferred stock	N/A			N/A		N/A	162	1,060	0.1	966
mParticle, Inc.+	Warrant	N/A			N/A		N/A	80	16	—	330

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		N/A	4	$9	—%	$10
Onit, Inc.+(21)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	48	—	53
Onit, Inc.+	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC+	LLC units	N/A			N/A		N/A	1	4	—	3
PDI TA Holdings, Inc.+	Preferred stock	N/A			N/A		N/A	92	2,846	0.1	3,393
Personify, Inc.+	LP Interest	N/A			N/A		N/A	716	942	0.1	1,777
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A			N/A		N/A	184	184	—	368
QAD, Inc.+(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	233	—	256
QAD, Inc.+	Common stock	N/A			N/A		N/A	15	0	—	34
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	—	331	—	71
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	3	21	—	0
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		N/A	—	20	—	24
Riskonnect Parent, LLC+(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	18	20,858	0.8	19,489
Riskonnect Parent, LLC+	LP Interest	N/A			N/A		N/A	857	859	0.1	973
Riskonnect Parent, LLC+(21)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	—	394	—	409
SnapLogic, Inc.+	Preferred stock	N/A			N/A		N/A	278	695	0.1	1,426
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	106	75	—	365
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		N/A	1	623	—	339
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		N/A	—	38	—	47
Telesoft Holdings LLC+	LP Interest	N/A			N/A		N/A	6	6	—	5
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	45	—	58
Workforce Software, LLC+(21)	Common stock	N/A			N/A		N/A	—	973	—	489
Workforce Software, LLC+	Common stock	N/A			N/A		N/A	—	36	—	42
Zendesk, Inc.+	LP units	N/A			N/A		N/A	45	454	—	629
									96,772	4.1	102,554

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(21)	Preferred stock	N/A	11.50%	Non-Cash	N/A	9	$9,948	0.3%	$8,263
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	1	1,129	0.1	1,060
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A		N/A	10	1,287	0.1	1,209
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	2,002	482	—	54
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		N/A	50	50	—	101
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		N/A	—	122	—	—
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		N/A	—	46	—	—
Imperial Optical Midco Inc.+	Common stock	N/A	N/A		N/A	—	—	—	—
Pet Holdings ULC+(8)(12)	LP Interest	N/A	N/A		N/A	677	450	0.1	1,092
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	87	—	77
Southern Veterinary Partners, LLC+(21)	Preferred stock	N/A	12.00%	Non-Cash	N/A	5	5,826	0.3	6,096
Southern Veterinary Partners, LLC+(21)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	786	—	1,265
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	188	0.2	5,364
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	37	—	22
							20,438	1.1	24,603
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	179

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A		N/A	20	239	—	478
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		N/A	40	218	—	138
R.G. Barry Corporation+	Preferred stock	N/A	N/A		N/A	—	161	—	305
							618	—	923

Total non-controlled/non-affiliate company equity investments							246,830	11.2	289,249

Total non-controlled/non-affiliate company investments							5,368,926	208.7	5,351,550

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(25)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(23)	One stop	SF +	8.00%	(j)	13.35%		04/2024	$6,769	$6,761	0.2%	$5,279
Abita Brewing Co., L.L.C.+(7)(23)	Second lien	SF +	8.00%	(j)	13.35%		04/2024	4,372	3,724	0.1	1,442
Abita Brewing Co., L.L.C.+	One stop	SF +	8.00%	(j)	13.37%		04/2024	315	315	—	315
								11,456	10,800	0.3	7,036
Energy, Equipment & Services
Benetech, Inc.+(7)(23)	One stop	SF +	6.00%	(j)	11.50%		08/2024	4,259	3,623	0.1	1,278
Benetech, Inc.+(7)(23)	One stop	SF +	6.00%	(j)	11.50%		08/2024	1,076	878	—	16
								5,335	4,501	0.1	1,294
Food and Staples Retailing
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	10.00%	(j)	15.50%		12/2024	14,071	13,987	0.3	5,628
Rubio's Restaurants, Inc.+	Senior secured	SF +	10.00%	(i)	15.46%		12/2024	834	834	—	834
Rubio's Restaurants, Inc.+(7)(23)	Senior secured	SF +	16.00%	(j)	21.53%		12/2024	2,406	2,248	—	—
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	10.00%	(i)	15.46%		12/2024	1,378	1,373	—	518
								18,689	18,442	0.3	6,980
Healthcare Providers and Services
Bayside Opco, LLC+(23)	One stop	SF +	7.25%	(j)	12.75%		06/2026	12,500	12,406	0.5	12,375
Bayside Opco, LLC+(7)(23)	Subordinated debt	SF +	10.00%	(j)	15.50%		06/2026	4,492	3,328	0.1	3,908
Bayside Opco, LLC+(23)	One stop	SF +	7.25%	(j)	12.75%		06/2026	4,421	4,224	0.1	4,201
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)		06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(23)	One stop	SF +	5.25%	(j)	10.70%	PIK	09/2024	13,342	12,337	0.2	4,937
Elite Dental Partners LLC+(7)(23)	One stop	SF +	12.00%	(j)	17.45%	PIK	09/2024	7,047	6,288	0.1	3,242
Elite Dental Partners LLC+(23)	One stop	SF +	5.25%	(j)	10.70%	PIK	09/2024	1,438	1,438	—	1,438
Opening Day Borrower 111 LLC+(7)(23)	One stop	SF +	6.25%	(j)	11.75%		05/2027	13,894	12,284	0.5	12,504
Opening Day Borrower 111 LLC+(7)(23)	One stop	SF +	6.25%	(j)	11.75%		05/2027	5,309	4,808	0.2	4,778
Opening Day Borrower 111 LLC+(5)(7)	One stop	SF +	6.25%		N/A(6)		05/2027	—	—	—	(163)
								62,443	57,113	1.7	47,220
Software
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK	10/2024	6,610	6,610	0.2	4,363
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK	10/2024	552	552	—	364
Switchfly LLC+(23)	One stop	N/A			1.00%	PIK	10/2024	42	42	—	28
Switchfly LLC+(5)	One stop	SF +	8.50%	(j)	14.18%		10/2024	2	2	—	(24)
								7,206	7,206	0.2	4,731

Total non-controlled/affiliate company debt investments								105,129	98,062	2.6	67,261

Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A		N/A	210	$—	—%	$—

Food and Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A			N/A		N/A	2,779	2,276	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	27,241	278	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	6,321	131	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	1,829	10	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	1,056	9	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	1,490	5	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	492	2	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A			N/A		N/A	568	2	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A		N/A	543	$2	—%	$—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A		N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A		N/A	246	1	—	—
							2,717	—	—
Healthcare Providers and Services
Bayside Opco, LLC+	LLC units	N/A	N/A		N/A	6	2,592	0.1	2,832
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A		N/A	163	7,238	0.3	7,126
							13,982	0.4	9,958
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	2,321	0.1	1,344
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	510
							3,271	0.1	1,854

Total non-controlled/affiliate company equity investments							19,970	0.5	11,812

Total non-controlled/affiliate company investments							118,032	3.1	79,073

Controlled affiliate company investments(26)
Debt investments
IT Services
MMan Acquisition Co.+(7)(23)	One stop	N/A	10.00%	PIK	08/2024	$34,294	$19,457	0.4%	$8,916
MMan Acquisition Co.+(23)	One stop	N/A	8.00%	PIK	08/2024	1,857	1,857	0.1	1,708
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	952	953	—	953
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	952	952	—	952
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	275	275	—	275
Total controlled affiliate company debt investments						38,330	23,494	0.5	12,804

Total controlled affiliate company investments							23,494	0.5	12,804

Total investments							5,510,452	212.3	5,443,427

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.25%	(27)			$50,823	2.0%	$50,823
Allspring Treasury Plus Money Market Fund (CUSIP 94975H296)			5.23%	(27)			26,124	1.0	26,124
Morgan Stanley Institutional Liquidity Funds Treasury Securities Portfolio (CUSIP 61747C525)			5.21%	(27)			43,036	1.7	43,036
Total money market funds							119,983	4.7	119,983
Total investments and money market funds							$5,630,435	217.0%	$5,563,410

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Bankers Acceptance Rate (”CDOR” or "C”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2023, as the loan may have priced or repriced based on an index rate prior to December 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of December 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of December 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.91% as of December 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.86% as of December 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.36% as of December 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.45% as of December 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of December 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.38% as of December 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.35% as of December 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.33% as of December 31, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.16% as of December 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023.
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
(6)The entire commitment was unfunded as of December 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of December 31, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 16.4% of the Company's total assets calculated in accordance with the 1940 Act.
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
(22) The fair value of this investment was valued using Level 1 inputs. See “Note 6. Fair Value Measurements”.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2023.
(24)The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of December 31, 2023	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,536	$821	$(143)	$(178)	$—	$7,036	$233
Bayside Opco, LLC	22,044	736	(524)	1,060	—	23,316	583
Benetech, Inc.	1,353	154	(259)	46	—	1,294	9
Elite Dental Partners LLC	13,396	1,489	(646)	(4,622)	—	9,617	42
Opening Day Borrower 111 LLC	24,438	555	(463)	(285)	—	24,245	4
Rubio's Restaurants, Inc.	12,063	2,553	(82)	(7,554)	—	6,980	572
Switchfly LLC	7,254	23	—	(692)	—	6,585	40
Total Non-Controlled Affiliates	$87,084	$6,331	$(2,117)	$(12,225)	$—	$79,073	$1,483

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
(26)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2023 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of December 31, 2023	Interest, dividend and fee income
MMan Acquisition Co.	$12,790	$986	$(846)	$(126)	$—	$12,804	$106
Total Controlled Affiliates	$12,790	$986	$(846)	$(126)	$—	$12,804	$106

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(27)The rate shown is the annualized seven-day yield as of December 31, 2023.

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

On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “GCIC Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company, the Investment Adviser, and, for certain limited purposes, the Administrator.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”); Golub Capital BDC CLO III LLC (“2018 Issuer”); Golub Capital BDC Holdings, LLC (“BDC Holdings”); GCIC Holdings LLC (“GCIC Holdings”); GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”); GCIC CLO II LLC (“GCIC 2018 Issuer”); GCIC Funding LLC (“GCIC Funding”); GBDC Holdings Coinvest, Inc.; GBDC Holdings ED Coinvest, Inc.; GCIC North Haven Stack Buyer Coinvest, Inc.; GCIC Quick Quack Coinvest LLC; GBDC Quick Quack Coinvest LLC, in its consolidated financial statements.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

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

Derivative Instruments:

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments

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

Interest rate swaps: The Company designated an interest rate swap as the hedging instrument in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of “interest expense” in the Company’s Consolidated Statement of Operations. The fair value of the interest rate swap is included as a component of “other assets” on the Company's Consolidated Statements of Financial Condition. Refer to Note 5 for more information regarding the interest rate swap.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2023 and 2022, interest income included $5,301 and $6,028, respectively, of accretion of discounts. For the three months ended December 31, 2023 and 2022, the Company received loan origination fees of $2,878 and $6,624, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2023 and 2022, investment income included $11,799 and $8,519, respectively, of PIK interest and the Company capitalized PIK interest of $13,715 and $7,777, respectively, into the principal balance of certain debt investments.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended December 31, 2023 and 2022, fee income included $35 and $79 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three months ended December 31, 2023 and 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $148,481 and $113,533, respectively.

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
For the three months ended December 31, 2023 and 2022, the Company recognized PIK and non-cash dividend income of $4,251 and $3,449, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends.
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

For the three months ended December 31, 2023, the Company recorded dividend income received in cash of $124 and return of capital distributions received in cash of $693. For three months ended December 31, 2022 the Company recorded dividend income received in cash of $684 and no return of capital distributions received in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $56,485 and $62,937 as of December 31, 2023 and September 30, 2023, respectively.

Purchase accounting: Pursuant to the GCIC Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “GCIC Merger”). The GCIC Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2023 and 2022 was $1,628 and $2,135, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, $500 and $2,200, respectively, was recorded for U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023. The Company's tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board reapproved the Program in August 2023 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 11 for more information on the share repurchases under the Program.

Equity Distribution Agreement: On October 6, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through, or to, the Placement Agents, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents will receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2023, the Company terminated the equity distribution agreement entered into on May 28, 2021 by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “2021 Equity Distribution Agreement”). During the three months ended December 31, 2023 and 2022, the Company did not issue any shares of common stock under the 2021 or 2023 Equity Distribution Agreements.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and September 30, 2023, the Company had deferred debt issuance costs of $18,818 and $15,613, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2023 and 2022 was $2,109 and $1,748, respectively.

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

The base management fee incurred for the three months ended December 31, 2023 and 2022 was $13,956 and $19,062, respectively.

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

For the three months ended December 31, 2023 and 2022, the Income Incentive Fee incurred was $21,285 and $16,011, respectively.

The Investment Advisory Agreement excludes the impact of purchase accounting resulting from a merger, including the GCIC Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC common stock in the GCIC Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2023 and 2022, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both December 31, 2023 and September 30, 2023, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $2,245 and $2,118 as of December 31, 2023 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 and 2022 were $2,018 and $2,050, respectively.

As of December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $2,018 and $2,017, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2023 and September 30, 2023 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7 Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of December 31, 2023 and September 30, 2023 consisted of the following:

	As of December 31, 2023			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$457,493	$461,296	$438,837	$518,721	$527,449	$503,985
One stop	4,804,977	4,738,462	4,662,636	4,812,987	4,763,128	4,678,099
Second lien	35,452	35,859	32,449	32,173	33,514	29,154
Subordinated debt	9,246	8,035	8,444	8,907	7,866	7,945
Equity	N/A	266,800	301,061	N/A	261,879	297,430
Total	$5,307,168	$5,510,452	$5,443,427	$5,372,788	$5,593,836	$5,516,613

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

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$1,003,348	18.2%	$936,563	16.7%
Midwest	1,051,450	19.1	1,061,739	19.0
West	905,146	16.4	895,353	16.0
Southeast	1,047,339	19.0	1,092,833	19.6
Southwest	441,088	8.0	487,270	8.7
Northeast	465,594	8.5	461,711	8.3
Canada	112,786	2.1	170,492	3.1
United Kingdom	313,364	5.7	308,977	5.5
Australia	17,019	0.3	17,050	0.3
Luxembourg	30,105	0.5	29,523	0.5
Netherlands	68,197	1.2	80,112	1.4
Finland	33,089	0.6	30,455	0.5
Sweden	18,282	0.3	18,099	0.3
Israel	508	0.0 *	508	0.0 *
Denmark	3,137	0.1	3,151	0.1
Total	$5,510,452	100.0%	$5,593,836	100.0%

Fair Value:
United States
Mid-Atlantic	$1,005,000	18.5%	$937,002	17.0%
Midwest	1,026,424	18.9	1,046,284	19.0
West	894,996	16.4	887,364	16.1
Southeast	1,051,813	19.3	1,094,393	19.8
Southwest	433,444	8.0	484,949	8.8
Northeast	453,796	8.3	448,383	8.1
Canada	109,470	2.0	161,668	2.9
United Kingdom	302,872	5.5	287,313	5.2
Australia	16,461	0.3	16,075	0.3
Luxembourg	29,365	0.5	28,486	0.5
Netherlands	59,741	1.1	69,730	1.3
Finland	36,681	0.7	32,488	0.6
Sweden	19,508	0.4	18,650	0.3
Israel	627	0.0 *	612	0.0 *
Denmark	3,229	0.1	3,216	0.1
Total	$5,443,427	100.0%	$5,516,613	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31, 2023			As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$24,833	0.5%		$24,860	0.4%
Airlines	968	0.0	*	955	0.0	*
Auto Components	41,381	0.8		41,234	0.7
Automobiles	274,893	5.0		273,381	4.9
Banks	235	0.0	*	—	—
Beverages	54,562	1.0		53,386	1.0
Biotechnology	1,801	0.0	*	1,769	0.0	*
Building Products	18,576	0.3		18,282	0.3
Chemicals	87,717	1.6		87,729	1.6
Commercial Services and Supplies	163,731	3.0		156,336	2.8
Communications Equipment	11,456	0.2		11,448	0.2
Containers and Packaging	46,529	0.8		46,372	0.8
Diversified Consumer Services	278,664	5.1		271,430	4.9
Diversified Financial Services	43,556	0.8		44,183	0.8
Diversified Telecommunication Services	1,588	0.0	*	1,601	0.0	*
Electrical Equipment	401	0.0	*	—	—
Electronic Equipment, Instruments and Components	24,364	0.4		24,389	0.4
Energy Equipment and Services	4,501	0.1		4,605	0.1
Food and Staples Retailing	65,492	1.2		62,592	1.1
Food Products	159,555	2.9		154,596	2.8
Healthcare Equipment and Supplies	137,388	2.5		136,283	2.4
Healthcare Providers and Services	471,518	8.6		468,748	8.4
Health Care Technology	220,871	4.0		220,862	4.0
Hotels, Restaurants and Leisure	135,283	2.5		130,946	2.3
Household Durables	7,181	0.1		6,688	0.1
Household Products	5,388	0.1		5,410	0.1
Industrial Conglomerates	43,566	0.8		39,570	0.7
Insurance	252,574	4.6		247,825	4.4
Internet and Catalog Retail	67,754	1.2		67,793	1.2
IT Services	232,074	4.2		270,772	4.8
Leisure Products	11,551	0.2		11,557	0.2
Life Sciences Tools & Services	66,217	1.2		72,065	1.3
Machinery	13,526	0.2		34,336	0.6
Marine	19,874	0.4		19,490	0.4
Media	6,339	0.1		6,351	0.1
Multiline Retail	43,353	0.8		45,113	0.8
Oil, Gas and Consumable Fuels	62,111	1.1		117,176	2.1
Paper and Forest Products	10,446	0.2		10,481	0.2
Personal Products	36,511	0.7		36,551	0.7
Pharmaceuticals	167,804	3.0		171,783	3.1
Professional Services	125,033	2.3		123,318	2.2
Real Estate Management and Development	131,745	2.4		131,488	2.4
Road and Rail	38,929	0.7		38,921	0.7
Software	1,469,229	26.7		1,462,611	26.2
Specialty Retail	320,813	5.8		313,197	5.6
Technology Hardware, Storage and Peripherals	6,776	0.1		23,546	0.4
Textiles, Apparel and Luxury Goods	44,232	0.8		44,256	0.8
Trading Companies and Distributors	38,339	0.7		38,403	0.7
Water Utilities	19,224	0.3		19,148	0.3
Total	$5,510,452	100.0%		$5,593,836	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023			As of September 30, 2023
Fair Value:
Aerospace and Defense	$25,512	0.5%		$25,557	0.5%
Airlines	928	0.0	*	917	0.0	*
Auto Components	39,943	0.7		39,648	0.7
Automobiles	273,366	5.0		270,598	4.9
Banks	235	0.0	*	—	—
Beverages	51,627	1.0		49,787	0.9
Biotechnology	956	0.0	*	1,315	0.0	*
Building Products	18,599	0.4		18,278	0.3
Chemicals	74,153	1.4		75,851	1.4
Commercial Services and Supplies	167,028	3.1		159,232	2.9
Communications Equipment	11,521	0.2		11,358	0.2
Containers and Packaging	45,835	0.9		45,597	0.8
Diversified Consumer Services	279,975	5.2		271,351	4.9
Diversified Financial Services	43,496	0.8		44,147	0.8
Diversified Telecommunication Services	1,608	0.0	*	1,612	0.0	*
Electrical Equipment	401	0.0	*	—	—
Electronic Equipment, Instruments and Components	24,847	0.5		24,967	0.5
Energy Equipment and Services	1,294	0.0	*	1,353	0.0	*
Food and Staples Retailing	51,340	0.9		56,675	1.0
Food Products	162,964	3.0		158,312	2.9
Healthcare Equipment and Supplies	133,755	2.5		132,677	2.4
Healthcare Providers and Services	453,756	8.3		451,795	8.2
Health Care Technology	223,495	4.1		222,984	4.1
Hotels, Restaurants and Leisure	137,206	2.5		132,972	2.4
Household Durables	7,383	0.1		6,891	0.1
Household Products	5,198	0.1		5,217	0.1
Industrial Conglomerates	43,551	0.8		39,056	0.7
Insurance	252,489	4.6		246,424	4.5
Internet and Catalog Retail	72,287	1.3		70,228	1.3
IT Services	225,957	4.2		260,877	4.7
Leisure Products	13,015	0.2		13,162	0.3
Life Sciences Tools & Services	65,884	1.2		72,077	1.3
Machinery	12,857	0.2		33,082	0.6
Marine	19,422	0.4		19,053	0.4
Media	6,163	0.1		6,179	0.1
Multiline Retail	43,652	0.8		45,138	0.8
Oil, Gas and Consumable Fuels	62,981	1.2		117,897	2.2
Paper and Forest Products	10,072	0.2		9,991	0.2
Personal Products	35,227	0.7		34,489	0.6
Pharmaceuticals	159,963	2.9		162,335	2.9
Professional Services	125,991	2.3		123,807	2.2
Real Estate Management and Development	130,423	2.4		128,483	2.3
Road and Rail	39,078	0.7		39,047	0.7
Software	1,470,942	27.0		1,455,863	26.4
Specialty Retail	311,153	5.7		308,126	5.6
Technology Hardware, Storage and Peripherals	6,522	0.1		23,350	0.4
Textiles, Apparel and Luxury Goods	43,902	0.8		43,696	0.8
Trading Companies and Distributors	36,727	0.7		36,734	0.7
Water Utilities	18,748	0.3		18,428	0.3
Total	$5,443,427	100.0%		$5,516,613	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.

Forward Currency Contracts

The outstanding forward currency contracts as of December 31, 2023 and September 30, 2023 were as follows:

As of December 31, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	$405	$—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	651	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	2,328	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	598	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	2,013	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,394	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,265	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	66	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(494)
						$9,720	$(494)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	$676	$—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,174	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	3,570	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	991	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	3,032	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	3,397	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,968	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	203	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(70)
						$15,011	$(70)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2023 and September 30, 2023.

As of December 31, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$9,720	$(494)	$9,226	$—	$9,226

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$15,011	$(70)	$14,941	$—	$14,941

(1) The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions not designated as an effective hedge accounting relationship for the three months ended December 31, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2023	2022
Foreign exchange	$—	$463

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2023	2022
Foreign exchange	$(5,715)	$(14,448)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2023	2022
Forward currency contracts	$183,226	$260,333

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Interest Rate Swap

In connection with the 2028 Notes (as defined in Note 7), the Company entered into an interest rate swap agreement to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 3.327% on the first $225,000 of the 2028 Notes. The Company designated this interest rate swap and the 2028 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 Notes.

As of December 31, 2023, the counterparty to the Company’s interest rate swap agreement was SMBC Capital Markets, Inc. (“SMBC”).

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedge was $25 for the three months ended December 31, 2023, which is included in “interest expense” in the Company’s Consolidated Statement of Operations. The Statement of Financial Condition impact of fair valuing the interest rate swap as of December 31, 2023 is presented below:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement of Financial Condition Location of Amounts
Interest rate swap	$225,000	11/5/2028	$3,266	$—	Other assets

The table below presents the carrying value of the portion of the 2028 Notes as of December 31, 2023 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

Description	Carrying Value	Hedging Adjustment
2028 Notes	$225,586	$2,965

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2023 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and the interest rate swap were valued using Level 2 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and September 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,142,366	$5,142,366
Equity investments(1)	105	—	300,956	301,061
Money market funds(1)(2)	119,983	—	—	119,983
Forward currency contracts	—	9,720	—	9,720
Interest rate swap	—	3,266	—	3,266
Total assets, at fair value:	$120,088	$12,986	$5,443,322	$5,576,396
Liabilities, at fair value:
Forward currency contracts	$—	$(494)	$—	$(494)
Total liabilities, at fair value:	$—	$(494)	$—	$(494)

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,219,183	$5,219,183
Equity investments(1)	100	—	297,330	297,430
Money market funds(1)(2)	72,822	—	—	72,822
Forward currency contracts	—	15,011		15,011
Total assets, at fair value:	$72,922	$15,011	$5,516,513	$5,604,446
Liabilities at fair value:
Forward currency contracts	$—	$(70)	$—	$(70)
Total liabilities, at fair value:	$—	$(70)	$—	$(70)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2023 and 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2023 and 2022 was $11,373 and $(13,420), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	(8,002)	(1,302)	(9,304)
Net translation of investments in foreign currencies	19,491	7	19,498
Realized gain (loss) on investments	58	851	909
Realized gain (loss) on translation of investments in foreign currencies	1	—	1
Fundings of (proceeds from) revolving loans, net	235	—	235
Fundings of investments	70,461	2,781	73,242
PIK interest and non-cash dividends	13,715	4,251	17,966
Proceeds from principal payments and sales of portfolio investments	(176,449)	(2,962)	(179,411)
Accretion of discounts and amortization of premiums	3,673	—	3,673
Fair value, end of period	$5,142,366	$300,956	$5,443,322

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	(26,226)	(14,845)	(41,071)
Net translation of investments in foreign currencies	32,770	80	32,850
Realized gain (loss) on investments	408	3,609	4,017
Realized gain (loss) on translation of investments in foreign currencies	(1,242)	—	(1,242)
Funding of (proceeds from) revolving loans, net	868	—	868
Fundings of investments	237,616	11,266	248,882
PIK interest and non-cash dividends	7,777	3,449	11,226
Proceeds from principal payments and sales of portfolio investments	(246,719)	(7,114)	(253,833)
Accretion of discounts and amortization of premiums	3,893	—	3,893
Fair value, end of period	$5,177,682	$274,264	$5,451,946

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and September 30, 2023.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$438,837	Yield analysis	Market interest rate	8.5% - 16.3% (10.7%)
		Market comparable companies	EBITDA multiples	6.0x - 24.0x (13.9x)
One stop loans(3)(4)	$4,662,636	Yield analysis	Market interest rate	7.8% - 20.3% (10.9%)
		Market comparable companies	EBITDA multiples	4.0x - 34.0x (16.2x)
			Revenue multiples	1.2x - 27.0x (7.6x)
Subordinated debt and second lien loans	$40,893	Yield analysis	Market interest rate	11.0% - 24.5% (13.6%)
		Market comparable companies	EBITDA multiples	9.2x - 23.8x (19.3x)
Equity(5)	$300,956	Market comparable companies	EBITDA multiples	4.3x - 32.0x (17.1x)
			Revenue multiples	1.2x - 18.0x (9.8x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$40,377 of loans at fair value were valued using the market comparable companies approach only.
(3) $210,162 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,877,103 and $785,533 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $260,458 and $40,498 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$503,985	Yield analysis	Market interest rate	8.0% - 17.8% (10.6%)
		Market comparable companies	EBITDA multiples	5.2x - 24.0x (14.7x)
One stop loans(3)(4)	$4,678,099	Yield analysis	Market interest rate	7.3% - 26.3% (10.9%)
		Market comparable companies	EBITDA multiples	4.0x - 34.0x (16.3x)
			Revenue multiples	1.5x - 27.0x (7.7x)
Subordinated debt and second lien loans(5)	$37,099	Yield analysis	Market interest rate	10.3% - 24.5% (14.6%)
		Market comparable companies	EBITDA multiples	8.3x - 22.0x (19.5x)
Equity(5)	$297,330	Market comparable companies	EBITDA multiples	5.2x - 35.0x (16.9x)
			Revenue multiples	1.5x - 18.0x (9.6x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$44,510 of loans at fair value were valued using the market comparable companies approach only.
(3)$123,841 of loans at fair value were valued using the market comparable companies approach only.
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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2023 and September 30, 2023.

	As of December 31, 2023		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,084,102	$3,007,788	$3,133,332	$2,990,685

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 182.4%.

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

Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. For the three months ended December 31, 2023, the Company had repayments on the 2018 Notes of $10,994. For the three months ended December 31, 2022 the Company had no repayments on the 2018 Notes. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2023 and September 30, 2023, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of December 31, 2023 and September 30, 2023, there were 62 and 65 portfolio companies, respectively, with a total fair value of $528,116 and $555,699, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of December 31, 2023 based on the last interest rate reset was 5.4%.

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$7,096	$5,804
Amortization of debt issuance costs	2	113
Total interest and other debt financing expenses	$7,098	$5,917
Cash paid for interest expense	$7,185	$4,535
Annualized average stated interest rate	7.4%	5.6%
Average outstanding balance	$379,974	$408,200

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$296,503	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate(1)	SOFR + 1.48%	SOFR + 2.10%	SOFR + 2.80%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.
GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the GCIC Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2023 and September 30, 2023, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. For the three months ended December 31, 2023, the Company had repayments on the GCIC 2018 Notes of $21,714. For the three months ended December 31, 2022, the Company had no repayments on the GCIC 2018 Notes. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of December 31, 2023 and September 30, 2023, there were 85 and 87 portfolio companies, respectively, with a total fair value of $815,766 and $841,241, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of December 31, 2023 based on the last interest rate reset was 5.4%.

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$8,627	$7,295
Accretion of discounts on notes issued	—	451
Amortization of debt issuance costs	—	17
Total interest and other debt financing expenses	$8,627	$7,763
Cash paid for interest expense	$8,855	$5,715
Annualized average stated interest rate	6.9%	5.3%
Average outstanding balance	$496,297	$546,500

As of December 31, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$435,313	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate(1)	SOFR + 1.48%	2.50%	SOFR + 2.25%

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

As part of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the GCIC Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of December 31, 2023, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of December 31, 2023, allowed the Company to borrow up to $1,487,500 in U.S. dollars and certain agreed upon foreign currencies, subject to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
leverage and borrowing base restrictions. Through a series of amendments, most recently on March 17, 2023, the Company amended the JPM Credit Facility, to, among other things, extend the maturity date to March 17, 2028, decrease the adjustment to term SOFR for loans using such rate to 0.10% and increase the accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $512,500 of additional commitments.

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

As of December 31, 2023 and September 30, 2023, the Company had outstanding debt of $319,674 and $784,374, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$10,836	$8,487
Facility fees	822	727
Amortization of debt issuance costs	822	536
Total interest and other debt financing expenses	$12,480	$9,750
Cash paid for interest expense and facility fees	$13,098	$8,830
Annualized average stated interest rate	7.0%	5.0%
Average outstanding balance	$619,850	$676,566

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of both December 31, 2023 and September 30, 2023, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$4,219	$4,219
Accretion of discounts and amortization of premiums on notes issued	(349)	(349)
Amortization of debt issuance costs	534	500
Total interest and other debt financing expenses	$4,404	$4,370
Cash paid for interest expense	$8,438	$8,438
Annualized average stated interest rate	3.4%	3.4%
Average outstanding balance	$500,000	$500,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both December 31, 2023 and September 30, 2023, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$3,750	$3,750
Accretion of discounts on notes issued	134	134
Amortization of debt issuance costs	416	377
Total interest and other debt financing expenses	$4,300	$4,261
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.5%	2.5%
Average outstanding balance	$600,000	$600,000

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both December 31, 2023 and September 30, 2023, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$1,794	$1,794
Accretion of discounts on notes issued	185	185
Amortization of debt issuance costs	229	205
Total interest and other debt financing expenses	$2,208	$2,184
Cash paid for interest expense	$—	$—
Average stated interest rate	2.1%	2.1%
Average outstanding balance	$350,000	$350,000

2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of December 31, 2023, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.

The 2028 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2028 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2028 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2028 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 45 basis points less interest accrued to the date of redemption. If the Company redeems any 2028 Notes on or after November 5, 2028 (the date falling one month prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.

On December 5, 2023, the Company entered into an interest rate swap on the 2028 Notes with SMBC as the counterparty. Under the terms of the agreement, the Company agreed to receive a fixed rate of 7.310% and pay SMBC a rate of one-month Term SOFR + 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225,000 and terminates on November 5, 2028. The

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

For the three months ended December 31, 2023, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the 2028 Notes were as follows:

Three months ended December 31,
2023
Stated interest expense(1)	$2,266
Accretion of discounts on notes issued	71
Amortization of debt issuance costs	106
Total interest and other debt financing expenses	$2,443
Cash paid for interest expense	$—
Average stated interest rate(1)	6.8%
Average outstanding balance	$132,065
(1) Includes the net interest expense related to the interest rate swap for the three months ended December 31, 2023.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of December 31, 2023 and September 30, 2023, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2023 was 5.2%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of both December 31, 2023 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31,
	2023	2022
Stated interest expense	$—	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

For the three months ended December 31, 2023 and 2022, the average total debt outstanding was $3,078,186 and $3,081,266, respectively.

For the three months ended December 31, 2023 and 2022, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the impact of the associated interest rate swap on the 2028 Notes, on the Company's total debt was 5.4% and 4.4%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of December 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$377,703	$—	$—		$—	$377,703
2018 GCIC Debt Securitization	491,813	—	—		—	491,813
JPM Credit Facility	319,674	—	7,264	(1)	312,410	—
2024 Notes(2)	500,398	500,398	—		—	—
2026 Notes(2)	598,595	—	598,595		—	—
2027 Notes(2)	347,711	—	—		347,711	—
2028 Notes(2)(3)	448,208	—	—		448,208	—
Total borrowings	$3,084,102	$500,398	$605,859		$1,108,329	$869,516

(1) Represents principal outstanding on $37,500 commitment from one non-extending lender that matures on February 11, 2026.
(2) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(3) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2023, the Company had outstanding commitments to fund investments totaling $163,915, including $35,971 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $189,378, including $39,650 of commitments on undrawn revolvers.

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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2023 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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
(In thousands, except shares and per share data)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2023		2022
Net asset value at beginning of period	$15.02		$14.89
Net increase in net assets as a result of issuance of DRIP shares	—	(2)	—	(2)
Distributions declared:
From net investment income - after tax	(0.44)		(0.33)
Net investment income - after tax	0.49		0.36
Net realized gain (loss) on investment transactions	0.01		0.02
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.05)		(0.23)
Net asset value at end of period	$15.03		$14.71
Per share market value at end of period	$15.10		$13.49
Total return based on market value(4)	5.90%		8.90%
Number of common shares outstanding	170,585,795		170,895,670

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income - after tax to average net assets*	13.00%	9.61%
Ratio of total expenses to average net assets*(5)	10.10%	9.52%
Ratio of incentive fees to average net assets(5)	0.83%	0.63%
Ratio of excise tax to average net assets(5)	0.02%	0.09%
Ratio of net expenses (without incentive fees) to average net assets*(5)	9.27%	8.89%
Total return based on average net asset value(6)	2.96%	1.01%
Total return based on average net asset value - annualized(6)	11.80%	3.99%
Net assets at end of period	$2,563,918	$2,513,685
Average debt outstanding	$3,078,186	$3,081,266
Average debt outstanding per share	$18.04	$18.03
Portfolio Turnover	5.31%	17.97%
Asset coverage ratio(7)	182.44%	180.44%
Asset coverage ratio per unit(8)	$1,825	$1,804
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	$989	$959
2026 Notes	$892	$853
2027 Notes	$864	$819
2028 Notes	$819	N/A
Adviser Revolver	N/A	N/A

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
(9)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Earnings available to stockholders	$75,776	$25,581
Basic and diluted weighted average shares outstanding	169,650,233	170,895,670
Basic and diluted earnings per share	$0.45	$0.15

Note 11. Common Stock Transactions

On August 3, 2023, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2023, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of December 31, 2023, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of the Company’s common stock pursuant to the Program at an average price of $12.96 per share for an aggregate purchase price of approximately $16,861. There were no repurchases under the Program for the three months ended December 31, 2023 and 2022, respectively.

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the three months ended December 31, 2023
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
For the three months ended December 31, 2022
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(1)

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

Merger Agreement with Golub Capital BDC 3, Inc. (the “Proposed Merger”)

On January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “GBDC 3 Merger Agreement”) with Golub Capital BDC 3, Inc., a Maryland corporation (“GBDC 3”), Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Advisor, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into GBDC 3, with GBDC 3 continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, GBDC 3 will merge with and into the Company, with the Company continuing as the surviving company. The parties to the GBDC 3 Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the Proposed Merger, each share of GBDC 3 common stock issued and outstanding immediately prior to the effective time of the Merger, except for shares, if any, owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares), will be converted into the right to receive a number of the Company’s common stock equal to the Exchange Ratio (as defined below) in connection with the closing of the Merger.

Under the terms of the GBDC 3 Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the merger and based on (i) the net asset value (“NAV”) per share of GBDC and GBDC 3 (the “GBDC Per Share NAV” and the “GBDC 3 Per Share NAV,” respectively) and (ii) the closing price per share of GBDC’s common stock on the Nasdaq on either the Determination Date or, if the Nasdaq is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “GBDC Common Stock Price”). The Exchange Ratio will be calculated as follows:

(i) if the GBDC Common Stock Price is greater than the GBDC Per Share NAV, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of: (A) the amount equal to (x) GBDC 3 Per Share NAV multiplied by (y) the sum of (a) one (1) and (b) the GBDC 3 Share of GBDC Premium (as defined below); divided by (B) the GBDC Common Stock Price; provided, that, the amount set forth in sub-clause (y) for the purposes of the calculation shall not be greater than, and shall be subject to a cap of, 1.03. “GBDC 3 Share of GBDC Premium” means fifty percent (50%) multiplied by the difference between (A) the quotient of (x) GBDC Common Stock Price; divided by (y) GBDC Per Share NAV and (B) one (1); or

(ii) if the GBDC Common Stock Price is equal to or lesser than GBDC Per Share NAV, then the Exchange Ratio will be the quotient (rounded to the fourth nearest decimal) of: (A) the GBDC 3 Per Share NAV, divided by (B) the GBDC Per Share NAV.

Consummation of the Merger, which is currently anticipated to occur during the first half of calendar year 2024, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GBDC 3’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the GBDC 3 Merger Agreement, and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Waiver Letter and Post-Merger Investment Advisory Agreement

In connection with the closing of the Merger, GC Advisors has agreed to amend and restate the Company’s investment advisory agreement with GC Advisors to reduce the rates for the Company’s income incentive fee and capital gain incentive fee from 20% to 15% and make a corresponding reduction to the incentive fee cap (the “Post-Merger Advisory Agreement”).

In addition, on January 16, 2024, GC Advisors agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “Waiver”) to the Investment Advisory Agreement. During the Waiver Period, as a result of the Waiver, fees payable to the Investment Adviser under the Investment Advisory Agreement, net of the Waiver, will equal those that would be payable under the Post-Merger Advisory Agreement.

Unsecured Bond Issuance

On February 1, 2024, the Company issued $600,000 of 2029 Unsecured Notes (the “2029 Notes”), which bear a fixed interest rate of 6.000% and mature on July 15, 2029. In connection with the 2029 Notes, the Company entered into an interest rate swap agreement on the full principal amount of the 2029 Notes where the Company receives a fixed interest rate of 6.248% and pays a floating interest rate of one-month SOFR plus 2.444%

Distributions

On January 16, 2024 the Company’s Board declared a quarterly distribution of $0.39 per share payable on March 29, 2024 to holders of record as of March 1, 2024.

On February 2, 2024, the Company’s Board declared a supplemental distribution of $0.07 per share payable on March 15, 2024 to holders of record as of February 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc. and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,”

“anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $65.0 billion in capital under management as of January 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2023 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of December 31, 2023		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$438,837	8.1%	$503,985	9.1%
One stop	4,662,636	85.7	4,678,099	84.8
Second lien	32,449	0.6	29,154	0.5
Subordinated debt	8,444	0.2	7,945	0.2
Equity	301,061	5.4	297,430	5.4
Total	$5,443,427	100.0%	$5,516,613	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2023 and September 30, 2023, one stop loans included $785.5 million and $782.6 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2023 and September 30, 2023, we had debt and equity investments in 357 and 342 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	For the three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average income yield (1)(2)	12.2%	11.9%	10.0%
Weighted average investment income yield (3)	12.6%	12.5%	10.5%
Total return based on average net asset value (4)	11.8%	16.0%	4.0%
Total return based on market value (5)	5.9%	11.7%	8.9%

(1)Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)The income yield presented for the three months ended September 30, 2023 excludes the one-time recognition of $3.7 million of previously deferred interest income resulting from a former non-accrual loan returning to accrual status, which is included in the calculation of the investment income yield for the quarter ended September 30, 2023. The income yield was 12.2% for the quarter ended September 30, 2023 when including the $3.7 million of interest income.
(3)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

Recent Developments

Merger Agreement with Golub Capital BDC 3, Inc. (the “Proposed Merger”)

On January 16, 2024, we entered into an Agreement and Plan of Merger, or the GBDC 3 Merger Agreement, with Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3, Park Avenue Subsidiary Inc., a Maryland corporation and our wholly owned subsidiary, or the Merger Sub, GC Advisors LLC, or GC Advisors, and, for certain limited purposes, Golub Capital LLC, or the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into GBDC 3, with GBDC 3 continuing as the surviving company and as a wholly-owned subsidiary of us and, immediately thereafter, GBDC 3 will merge with and into us, with us continuing as the surviving company. See “Note 13. Subsequent Events—Merger Agreement with Golub Capital BDC 3, Inc.” for a description of the terms of the GBDC 3 Merger Agreement and the transactions contemplated by the GBDC 3 Merger Agreement.

Waiver Letter Agreement

On January 16, 2024, GC Advisors agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024 for periods for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement. See “Note 13. Subsequent Events—Merger Agreement with Golub Capital BDC 3, Inc.” for a description of the terms of the Waiver.

Unsecured Bond Issuance

On February 1, 2024, we issued $600 million of 2029 Unsecured Notes (the “2029 Notes”), which bear a fixed interest rate of 6.000% and mature on July 15, 2029. In connection with the 2029 Notes, we entered into an interest rate swap agreement on the full principal amount of the 2029 Notes where we receive a fixed interest rate of 6.248% and pay a floating interest rate of one-month SOFR plus 2.444%

Distributions

On January 16, 2024, our Board declared a quarterly distribution of $0.39 per share payable on March 29, 2024 to holders of record as of March 1, 2024.

On February 2, 2024, our Board declared a supplemental distribution of $0.07 per share payable on March 15, 2024 to holders of record as of February 15, 2024.

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

Consolidated operating results for three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs September 30, 2023	December 31, 2023 vs December 31, 2022
	(In thousands)
Interest income	$144,506	$143,837	$119,803	$669	$24,703
Payment-in-kind interest income	11,799	13,320	8,519	(1,521)	3,280
Accretion of discounts and amortization of premiums	5,301	4,600	6,028	701	(727)
GCIC acquisition purchase premium amortization	(1,628)	(1,716)	(2,135)	88	507
Non-cash dividend income	4,251	4,134	3,449	117	802
Dividend income	124	10	684	114	(560)
Fee income	417	355	529	62	(112)
Total investment income	164,770	164,540	136,877	230	27,893
Total expenses	80,735	79,849	73,014	886	7,721
Net investment income before taxes	84,035	84,691	63,863	(656)	20,172
Income and excise taxes	500	1,250	2,200	(750)	(1,700)
Net investment income after taxes	83,535	83,441	61,663	94	21,872
Net realized gain (loss) on investment transactions excluding purchase premium	1,102	(716)	3,390	1,818	(2,288)
Net realized gain (loss) on investment transactions due to purchase premium	(6)	(6)	(96)	—	90
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(10,466)	17,391	(41,853)	(27,857)	31,387
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	1,634	1,722	2,231	(88)	(597)
Net gain (loss) on investment transactions	(7,736)	18,391	(36,328)	(26,127)	28,592
(Provision) benefit for taxes on realized gain on investments	—	—	(207)	—	207
(Provision) benefit for taxes on unrealized appreciation on investments	(23)	(268)	453	245	(476)
Net increase (decrease) in net assets resulting from operations	$75,776	$101,564	$25,581	$(25,788)	$50,195
Average earning debt investments, at fair value	$5,135,210	$5,143,106	$5,123,458	$(7,896)	$11,752
Average earning preferred equity investments, at fair value	$131,305	$125,068	$115,545	$6,237	$15,760

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

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
	(In thousands)
Net investment income after taxes	$83,535	$83,441	$61,663
Add: GCIC acquisition purchase premium amortization	1,628	1,716	2,135
Adjusted Net Investment Income	$85,163	$85,157	$63,798

Net gain (loss) on investment transactions	$(7,736)	$18,391	$(36,328)
Add: Realized loss on investment transactions due to purchase premium	6	6	96
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(1,634)	(1,722)	(2,231)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(9,364)	$16,675	$(38,463)

Net increase (decrease) in net assets resulting from operations	$75,776	$101,564	$25,581
Add: GCIC acquisition purchase premium amortization	1,628	1,716	2,135
Add: Realized loss on investment transactions due to purchase premium	6	6	96
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(1,634)	(1,722)	(2,231)
Adjusted Net Income	$75,776	$101,564	$25,581
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

Investment Income

Investment income increased from the three months ended September 30, 2023 to the three months ended December 31, 2023 by $0.2 million primarily due to an increase in accretion income resulting from increased payoffs of portfolio company investments coupled with an increase in cash and non-cash dividend income, partially offset by a decrease in PIK interest income that was the result of a one-time recognition of previously deferred interest income resulting from a former non-accrual loan returning to accrual status during the three months ended September 30, 2023.

Investment income increased from the three months ended December 31, 2022 to the three months ended December 31, 2023 by $27.9 million primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $11.8 million, an increase in non-cash dividend income and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Senior secured	11.5%	10.7%	9.2%
One stop	12.1%	11.9%	10.0%
Second lien	13.6%	13.0%	11.6%
Subordinated debt	14.5%	15.3%	14.1%

Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023, primarily due to rising SOFR rates. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.9% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2023 and September 30, 2023, the weighted average base rate floor of our loans was 0.82% and 0.80%, respectively.

As of December 31, 2023, we have second lien investments in five portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest and other debt financing expenses	$39,451	$38,604	$32,497	$847	$6,954
Amortization of debt issuance costs	2,109	2,018	1,748	91	361
Base management fee	13,956	14,055	19,062	(99)	(5,106)
Income incentive fee	21,285	21,222	16,011	63	5,274
Professional fees	1,308	1,288	1,208	20	100
Administrative service fee	2,245	2,118	2,175	127	70
General and administrative expenses	381	544	313	(163)	68
Total expenses	$80,735	$79,849	$73,014	$886	$7,721
Average debt outstanding	$3,078,186	$3,087,257	$3,081,266	$(9,071)	$(3,080)

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended September 30, 2023 to the three months ended December 31, 2023 by $0.9 million, primarily due to the December 2023 issuance of the 2028 Notes with a yield to maturity of 7.310% and additional debt issuance costs recognized in connection with the 2028 Notes, that were partially offset by a decrease in average debt outstanding of $9.1 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended December 31, 2022 to the three months ended December 31, 2023 by $7.3 million, primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities, partially offset by a decrease in average debt outstanding of $3.1 million. For more information about our outstanding borrowings for the three months ended December 31, 2023 and 2022, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2023, September 30, 2023 and December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 5.4%, 5.2% and 4.4%, respectively.

The effective annualized average interest rate increased for the three months ended December 31, 2023 compared to the three months ended September 30, 2023 due to the 2028 Notes issuance and rising interest rates on our borrowings from floating rate debt facilities. The effective annualized average interest rate increased for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee decreased from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily due to a decrease in average adjusted gross assets from the three months ended September 30, 2023 to the three months ended December 31, 2023.

The base management fee decreased from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to the base management fee rate reduction to 1.0% from 1.375% effective July 1, 2023 under the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement that was partially offset by increased base management fees incurred due to an increase in average adjusted gross assets from the three months ended December 31, 2022 to the three months ended December 31, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended September 30, 2023 to the three months ended December 31, 2023 as a result of an increase in Pre-Incentive Fee Net Investment Income primarily due to an accrual for excise tax expense $0.8 million lower for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. The Income Incentive Fee increased by $5.3 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during the first fiscal quarter of fiscal year 2024. For each of the three months ended December 31, 2023, September 30, 2023 and December 31, 2022, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 20% of Pre-Incentive Fee Net Investment Income.

As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended September 30, 2023 to the three months ended December 31, 2023.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 were $2.0 million, $1.0 million and $2.1 million, respectively.

As of both December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $2.0 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs September 30, 2023	December 31, 2023 vs December 31, 2022
	(in thousands)
Net realized gain (loss) from investments	$909	$59	$4,017	$850	$(3,108)
Net realized gain (loss) from foreign currency transactions	187	(300)	(1,186)	487	1,373
Net realized gain (loss) from forward currency contracts	—	(481)	463	481	(463)
Net realized gain (loss) on investment transactions	$1,096	$(722)	$3,294	$1,818	$(2,198)
Unrealized appreciation from investments	$32,793	$38,522	$25,440	$(5,729)	$7,353
Unrealized (depreciation) from investments	(42,097)	(19,166)	(66,511)	(22,931)	24,414
Unrealized appreciation (depreciation) from forward currency contracts	(5,715)	4,934	(14,448)	(10,649)	8,733
Unrealized appreciation (depreciation) on foreign currency translation	6,187	(5,177)	15,897	11,364	(9,710)
Net change in unrealized appreciation (depreciation) on investment transactions	$(8,832)	$19,113	$(39,622)	$(27,945)	$30,790

During the three months ended December 31, 2023, we had a net realized gain of $1.1 million primarily attributable to the realized gain recognized on the sale of an equity investment and the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by realized losses on the disposition of an equity investment of a portfolio company. During the three months ended September 30, 2023, we had a net realized loss of $0.7 million primarily attributable to the realized loss on foreign currency transactions and the loss on the settlement of forward currency contracts. During the three months ended December 31, 2022, we had a net realized gain of $3.3 million primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts.

For the three months ended December 31, 2023, we had $32.8 million in unrealized appreciation on 153 portfolio company investments, which was offset by $42.1 million in unrealized depreciation on 213 portfolio company investments. For the three months ended September 30, 2023, we had $38.5 million in unrealized appreciation on 187 portfolio company investments, which was offset by $19.2 million in unrealized depreciation on 183 portfolio company investments. For the three months ended December 31, 2022, we had $25.4 million in unrealized appreciation on 125 portfolio company investments, which was offset by $66.5 million in unrealized depreciation on 215 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies.

Unrealized depreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of a small number of portfolio companies.

Liquidity and Capital Resources

For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $32.8 million. During the period, cash provided by operating activities was $163.6 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $179.4 million and net investment income after tax of $83.5 million, offset by fundings of portfolio investments of $73.2 million. Lastly, cash used in financing activities was $130.8 million, primarily driven by repayments of debt of $629.5 million and distributions paid of $59.7 million, offset by borrowings on debt of $563.7 million.

For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $14.6 million. During the period, cash provided by operating activities was $52.9 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $253.8 million and net investment income after excise tax of $61.7 million, offset by fundings of portfolio investments of $248.9 million. Lastly, cash used by financing activities was $67.5 million, primarily driven by repayments of debt of $88.0 million, distributions paid of $47.2 million and purchases of common stock under the DRIP of $9.2 million, offset by borrowings on debt of $77.1 million.

As of December 31, 2023 and September 30, 2023, we had cash and cash equivalents of $70.7 million and $65.6 million, respectively. In addition, we had foreign currencies of $6.0 million and $4.2 million as of December 31, 2023 and September 30, 2023, respectively, restricted cash and cash equivalents of $96.8 million and $70.4 million as of December 31, 2023 and September 30, 2023, respectively, and no restricted foreign currencies as of both December 31, 2023 and September 30, 2023. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of December 31, 2023, allowed us to borrow up to $1.49 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2023 and September 30, 2023, we had outstanding debt under the JPM Credit Facility of $319.7 million and $784.4 million, respectively. As of December 31, 2023 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $1,167.8 million and $703.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of December 31, 2023. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both December 31, 2023 and September 30, 2023, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of December 31, 2023 and September 30, 2023, we had outstanding debt under the 2018 Debt Securitization of $377.7 million and $388.7 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the GCIC Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of December 31, 2023 and September 30, 2023, we had outstanding debt under the GCIC 2018 Debt Securitization of $491.8 million and $513.5 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of both December 31, 2023 and September 30, 2023, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both December 31, 2023 and September 30, 2023, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both December 31, 2023 and September 30, 2023.

2028 Notes

On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of December 31, 2023.

On December 5, 2023, we entered into an interest rate swap on the 2028 Notes with SMBC as the counterparty. Under the terms of the agreement, we agreed to receive a fixed rate of 7.310% and pay SMBC a rate of one-month Term SOFR + 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Equity Distribution Agreement

On October 6, 2023, we entered into a new equity distribution agreement, or the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the three months ended December 31, 2023, we terminated the equity distribution agreement entered into on May 28, 2021, or the 2021 Equity Distribution Agreement. As of both December 31, 2023 and September 30, 2023, there have been no common stock issuances under the 2021 or 2023 Equity Distribution Agreements.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of December 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2023, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 182.4% and 1.21x, respectively, and our effective GAAP debt-to-equity ratio, which reduces total debt by cash and cash equivalents and foreign currencies, was 1.18x as of December 31, 2023.

On August 3, 2023, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended December 31, 2023 and 2022, we did not make any repurchases of our common stock.

As of December 31, 2023 and September 30, 2023, we had outstanding commitments to fund investments totaling $163.9 million and $189.4 million, respectively. As of December 31, 2023, total commitments of $163.9 million included $36.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2023. As of December 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2023 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2023 and September 30, 2023, we had investments in 357 and 342 portfolio companies, respectively, with a total fair value of $5.4 billion and $5.5 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023		September 30, 2023		December 31, 2022
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$7,500	12.8%	$12,452	9.6%	$7,059	2.9%
One stop	49,317	84.1	104,187	80.4	229,161	92.8
Second lien	—	—	9,774	7.6	—	—
Subordinated debt	50	0.1	—	—	50	0.0 *
Equity	1,777	3.0	3,137	2.4	10,697	4.3
Total new investment commitments	$58,644	100.0%	$129,550	100.0%	$246,967	100.0%

* Represents an amount less than 0.1%.

For the three months ended December 31, 2023, we had approximately $179.4 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2022, we had approximately $253.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2023(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$455,087	$459,048	$438,837	$517,091	$525,896	$503,594
Non-accrual(3)	2,406	2,248	—	1,630	1,553	391
One stop:
Performing	4,696,230	4,660,531	4,611,501	4,708,376	4,685,989	4,620,406
Non-accrual(3)	108,747	77,931	51,135	104,611	77,139	57,693
Second lien:
Performing	31,080	32,135	31,007	27,944	29,789	27,758
Non-accrual(3)	4,372	3,724	1,442	4,229	3,725	1,396
Subordinated debt:
Performing	4,754	4,707	4,536	4,585	4,538	4,488
Non-accrual(3)	4,492	3,328	3,908	4,322	3,328	3,457
Equity	N/A	266,800	301,061	N/A	261,879	297,430
Total	$5,307,168	$5,510,452	$5,443,427	$5,372,788	$5,593,836	$5,516,613

(1)As of December 31, 2023, $901.7 million and $834.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of December 31, 2023, $87.2 million and $56.6 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2023, $934.2 million and $887.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2023, $85.7 million and $63.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.7% and 1.1%, respectively. As of September 30, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.6% and 1.2%, respectively.

As of December 31, 2023 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 96.9% and 97.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended,
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average rate of new investment fundings	11.0%	11.8%	11.1%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.7%	6.1%	6.7%
Weighted average fees of new investment fundings	1.1%	1.6%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	10.4%	10.7%	9.0%

As of December 31, 2023, 97.6% and 97.9% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.2% and 97.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2023 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $61.3 million and $58.8 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$139,758	2.6%	$50,279	0.9%
4	4,537,009	83.3	4,647,644	84.2
3	744,508	13.7	803,724	14.6
2	22,152	0.4	14,966	0.3
1	—	—	—	—
Total	$5,443,427	100.0%	$5,516,613	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of December 31, 2023 and September 30, 2023.

	Weighted Average Price[1]
Category	As of December 31, 2023	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.2%	98.9%
Internal Performance Rating 3 (Performing Below Expectations)	89.6	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	29.4	27.6
Total	96.9%	97.1%

(1)Includes only debt investments held as of December 31, 2023 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

•GC Advisors has agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “Waiver”) to the Investment Advisory Agreement. During the Waiver Period, as a result of the Waiver, fees payable to the Investment Adviser under the Investment Advisory Agreement, net of the Waiver, will equal those that would be payable under the Post-Merger Advisory Agreement.

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

•During the fourth calendar quarter of 2023, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $2.8 million, or 191,547 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2023, the Trust purchased approximately $18.0 million, or 1,306,855 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2022, the Trust purchased approximately $56.7 million, or 4,140,641 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the GCIC Merger Agreement.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2023 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and the interest rate swap were valued using Level 2 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of the 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $56.5 million and $62.9 million as of December 31, 2023 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, $0.5 million and $2.2 million, respectively, was recorded for U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three months ended December 31, 2023, we recorded a net tax expense of an amount less than $0.1 million for taxable subsidiaries. For the three months ended December 31, 2022, we recorded a net tax expense of $0.2 million for taxable subsidiaries. As of December 31, 2023 and September 30, 2023, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.4 million and $1.1 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2023 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.82% and 0.80%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month SOFR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The JPM Credit Facility has a floating interest rate provision that, as of December 31, 2023, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We entered into an interest rate swap on the 2028 Notes that has a floating rate provision based on one-month SOFR plus a spread of 3.327%. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(104,351)	$(27,514)	$(76,837)
Down 150 basis points	(78,263)	(20,635)	(57,628)
Down 100 basis points	(52,176)	(13,757)	(38,419)
Down 50 basis points	(26,088)	(6,878)	(19,210)
Up 50 basis points	26,088	6,878	19,210
Up 100 basis points	52,176	13,757	38,419
Up 150 basis points	78,263	20,635	57,628
Up 200 basis points	104,351	27,514	76,837

(1) Assumes applicable three-month base rate as of December 31, 2023, with the exception of SONIA and Prime that utilize the December 31, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We have and, in the future, could hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of December 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the year ended September 30, 2023 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to the Proposed Merger

Sales of shares of our common stock after the completion of the Proposed Merger may cause the market price of our common stock to decline.

At the effective time of the Proposed Merger, each share of GBDC 3 common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries, which are referred to as the Cancelled Shares), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on (a) September 30, 2023 net asset values and excluding transaction costs and other tax-related distributions but adjusted, in the case of GBDC 3 for the $0.30 per share special distribution declared on November 17, 2023 and paid on December 8, 2023, and (b) an assumed trading price for our common stock that is below our net asset value, we would issue approximately 93.1 million shares of our common stock in the aggregate pursuant to the GBDC 3 Merger Agreement based on the GBDC 3 shares of common stock outstanding as of November 30, 2023, resulting in pro forma ownership of 64.5% for our current stockholders and 35.5% for current GBDC 3 stockholders. Former GBDC 3 stockholders may decide not to hold the shares of our common stock that they will receive pursuant to the GBDC 3 Merger Agreement. Certain of GBDC 3’s stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive pursuant to the GBDC 3 Merger Agreement. In addition, our stockholders may decide not to hold their shares of our common stock after completion of the Proposed Merger. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the completion of the Proposed Merger.

GBDC 3’s stockholders and our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Proposed Merger.

Our stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in us prior to the Proposed Merger. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Proposed Merger than they currently exercise over the management and policies of us. GBDC 3’s stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in GBDC 3 prior to the Proposed Merger. Consequently, GBDC 3’s stockholders should expect to exercise less influence over the management and policies of the combined company following the Proposed Merger than they currently exercise over the management and policies of GBDC 3.

For illustrative purposes, based on (a) September 30, 2023 net asset values and excluding transaction costs and other tax-related distributions but adjusted, in the case of GBDC 3 for the $0.30 per share special distribution declared on November 17, 2023 and paid on December 8, 2023, and (b) an assumed trading price for our common stock that is below our net asset value, we would issue approximately 93.1 million shares of our common stock in the aggregate pursuant to the GBDC 3 Merger Agreement based on the GBDC 3 shares of common stock outstanding as of November 30, 2023, resulting in pro forma ownership of 64.5% for our current stockholders and 35.5% for current GBDC 3 stockholders. Prior to completion of the Proposed Merger, subject to certain restrictions in the GBDC 3 Merger Agreement, we and GBDC 3 may each issue additional shares of common stock, which would further reduce the percentage ownership of the combined company held by our current stockholders or to be held by GBDC 3’s stockholders, as applicable. After completion of the Proposed Merger, we may issue additional shares of our common stock, including, subject to certain restrictions under the 1940 Act, including stockholder approval of such issuance, at prices below the then-current NAV per share of our common stock. The issuance or sale by us of shares of our common stock at a discount to NAV poses a risk of dilution to our stockholders and former GBDC 3 stockholders.

We may be unable to realize the benefits anticipated by the Proposed Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Proposed Merger will depend in part on the integration of GBDC 3’s investment portfolio with ours and the integration of GBDC 3’s business with our business. There can be no assurance that GBDC 3’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of GBDC 3’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Proposed Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of us and GBDC 3 in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine GBDC 3’s investment portfolio or business with our operations successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Proposed Merger may trigger certain “change of control” provisions and other restrictions in contracts of ours, GBDC 3 or their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of ours and GBDC 3 or their affiliates, which may include agreements governing indebtedness of us or GBDC 3, will or may require the consent or waiver of one or more counterparties in connection with the Proposed Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our or GBDC 3’s obligations under, any such agreement because the Proposed Merger or other transactions contemplated by the GBDC 3 Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing indebtedness of us or GBDC 3, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. See “Risks Relating to Our Business and Structure – We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us” in our Annual Report on Form 10-K for the year ended September 30, 2023.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Proposed Merger, including preventing us from operating a material part of GBDC 3’s business.

In addition, the consummation of the Proposed Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us or GBDC 3. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Proposed Merger.

If the Proposed Merger does not close, we will not benefit from the expenses incurred in its pursuit.

The Proposed Merger may not be completed. If the Proposed Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Proposed Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Proposed Merger is not completed.

The termination of the GBDC 3 Merger Agreement could negatively impact us.

If the GBDC 3 Merger Agreement is terminated, there may be various consequences, including:

•our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Proposed Merger, without realizing any of the anticipated benefits of completing the Proposed Merger;
•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Proposed Merger will be completed; and

The GBDC 3 Merger Agreement limits the ability of the Company to pursue alternatives to the Proposed Merger.

The GBDC 3 Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, and include a $76.0 million termination fee payable by a third-party acquiror of us under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Proposed Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Proposed Merger not being completed, which may result in material adverse consequences to our business and operations.

The Proposed Merger is subject to closing conditions, including certain approvals of GBDC 3’s and our respective stockholders that, if not satisfied, will prevent the Proposed Merger from being completed. The closing condition that GBDC 3’s stockholders approve the Proposed Merger may not be waived under applicable law and must be satisfied for the Proposed Merger to be completed. GBDC 3 currently expects that all directors and executive officers of GBDC 3 will vote their shares of GBDC 3 common stock in favor of the proposals presented at the GBDC 3 special meeting of stockholders. If GBDC 3’s stockholders do not approve the Proposed Merger and the Proposed Merger is not completed, the resulting failure of the Proposed Merger could have a material adverse impact on GBDC 3’s business and operations. The closing condition that our stockholders approve the issuance of the shares of the Company’s common stock pursuant to the GBDC 3 Merger Agreement, which proposal is referred to as the Merger Stock Issuance Proposal, may not be waived under applicable law and must be satisfied for the Proposed Merger to be completed. The Company currently expects that all directors and executive officers of the Company will vote their shares of the Company’s common stock in favor of the proposal to be presented at the Company’s special meeting of stockholders. If the Company’s stockholders do not approve the Merger Stock Issuance Proposal and the Proposed Merger is not completed, the resulting failure of the Proposed Merger could have a material adverse impact on our business and operations. In addition to the required approvals of GBDC 3’s and our stockholders, the Proposed Merger is subject to a number of other conditions beyond GBDC 3’s and our control that may prevent, delay or otherwise materially adversely affect its completion. Neither GBDC 3 nor we can predict whether and when these other conditions will be satisfied.

We and GBDC 3 are subject to operational uncertainties and contractual restrictions while the Proposed Merger is pending.

Uncertainty about the effect of the Proposed Merger may have an adverse effect on us and GBDC 3 and, consequently, on the combined company following completion of the Proposed Merger. These uncertainties may cause those that deal with us and GBDC 3 to seek to change their existing business relationships with us and GBDC 3, respectively. In addition, the GBDC 3 Merger Agreement restricts us and GBDC 3 from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent us and GBDC 3 from pursuing certain business opportunities that may arise prior to the completion of the Proposed Merger.

We and GBDC 3 may waive one or more conditions to the Proposed Merger without resoliciting stockholder approval.

Certain conditions to our and GBDC 3’s obligations to complete the Proposed Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and GBDC 3. In the event that any such waiver does not require re-solicitation of stockholders, the parties to the GBDC 3 Merger Agreement will have the discretion to complete the Proposed Merger without seeking further stockholder approval. The conditions requiring the approval of each of the Merger Stock Issuance Proposal by our stockholders and the Proposed Merger by GBDC 3’s stockholders, however, cannot be waived.

The market price of our common stock after the Proposed Merger may be affected by factors different from those affecting our common stock currently.

The businesses of us and GBDC 3 differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Proposed Merger may be affected by factors different from those currently affecting the independent results of operations of each of us and GBDC 3. These factors include a larger stockholder base and a different capital structure.

Accordingly, the historical trading prices and financial results of us may not be indicative of these matters for the combined company following the Proposed Merger.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of January 16, 2024. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on January 17, 2024).
10.1	Equity Distribution Agreement, dated October 6, 2023, by and among Golub Capital BDC, Inc., GC Advisors LLC, Golub Capital LLC, Keefe, Bruyette & Woods, Inc. and Regions Securities LLC. (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 10, 2023).
10.2	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank
National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
10.3	Fourth Supplemental Indenture, dated as of December 5, 2023, relating to the 7.050% Notes due 2028, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on December 5, 2023).
10.4	Form of Global Note with respect to 7.050% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on December 5, 2023).
10.5	Waiver Agreement to the Fourth Amended and Restated Investment Advisory Agreement by and between Golub Capital BDC, Inc. and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on January 17, 2024).
10.6	Fifth Supplemental Indenture, dated as of February 1, 2024, relating to the 6.000% Notes due 2029, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 1, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: February 5, 2024	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)