Form 10-Q
period 2024-03-31
GOLUB CAPITAL BDC, Inc.
filed 2024-05-06
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 6, 2024, the Registrant had 171,517,307 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$5,277,008	$5,416,739
Non-controlled affiliate company investments	105,956	87,084
Controlled affiliate company investments	11,773	12,790
Total investments, at fair value (amortized cost of $5,443,610 and $5,593,836, respectively)	5,394,737	5,516,613
Cash and cash equivalents	292,844	65,617
Foreign currencies (cost of $7,920 and $4,540, respectively)	7,904	4,208
Restricted cash and cash equivalents	159,600	70,381
Cash collateral held at broker for forward currency contracts	4,800	—
Interest receivable	62,081	58,054
Receivable from investments sold	3,727	—
Net unrealized appreciation on forward currency contracts	13,558	14,941
Other assets	3,375	3,658
Total Assets	$5,942,626	$5,733,472
Liabilities
Debt	$3,291,293	$3,133,332
Less unamortized debt issuance costs	(24,301)	(15,613)
Debt less unamortized debt issuance costs	3,266,992	3,117,719
Interest payable	36,589	24,749
Management and incentive fees payable	29,171	35,277
Accrued trustee fees	237	331
Accounts payable and other liabilities	15,997	7,518
Total Liabilities	3,348,986	3,185,594
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 171,517,307 and 169,594,742 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	172	170
Paid in capital in excess of par	2,676,430	2,646,912
Distributable earnings (losses)	(82,962)	(99,204)
Total Net Assets	2,593,640	2,547,878
Total Liabilities and Total Net Assets	$5,942,626	$5,733,472
Number of common shares outstanding	171,517,307	169,594,742
Net asset value per common share	$15.12	$15.02

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$145,838	$132,390	$293,910	$256,068
Payment-in-kind interest income	10,691	8,323	21,060	15,406
Dividend income	4,365	3,906	8,740	8,039
Fee income	452	1,028	817	1,515
Total investment income from non-controlled/non-affiliate company investments	161,346	145,647	324,527	281,028
From non-controlled affiliate company investments:
Interest income	1,723	482	1,830	528
Payment-in-kind interest income	1,031	746	2,359	2,089
Fee income	18	5	66	43
Total investment income from non-controlled affiliate company investments	2,772	1,233	4,255	2,660
From controlled affiliate company investments:
Interest income(1)	—	(27)	—	(55)
Payment-in-kind interest income	107	95	209	188
Fee income	5	5	9	9
Total investment income from controlled affiliate company investments	112	73	218	142
Total investment income	164,230	146,953	329,000	283,830
Expenses
Interest and other debt financing expenses	44,125	36,256	85,685	70,501
Base management fee	13,662	18,688	27,618	37,750
Incentive fee	20,626	17,976	41,911	33,987
Professional fees	1,342	1,320	2,650	2,528
Administrative service fee	2,145	1,958	4,390	4,133
General and administrative expenses	384	317	765	630
Total expenses	82,284	76,515	163,019	149,529
Incentive fee waived (Note 3)	(5,157)	—	(5,157)	—
Net expenses	77,127	76,515	157,862	149,529
Net investment income - before tax	87,103	70,438	171,138	134,301
Excise and income tax	570	232	1,070	2,432
Net investment income - after tax	86,533	70,206	170,068	131,869
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	240	(5,487)	1,149	(1,790)
Non-controlled affiliate company investments	(18,517)	—	(18,517)	320
Foreign currency transactions	4,459	17	4,646	(1,169)
Forward currency contracts	—	708	—	1,171
Net realized gain (loss) on investment transactions	(13,818)	(4,762)	(12,722)	(1,468)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	15,644	(723)	18,691	(34,120)
Non-controlled affiliate company investments	11,854	(5,491)	(371)	(13,472)
Controlled affiliate company investments	(1,181)	(886)	(1,307)	(579)
Translation of assets and liabilities in foreign currencies	(10,156)	2,561	(3,969)	18,458
Forward currency contracts	4,332	(2,447)	(1,383)	(16,895)
Net change in unrealized appreciation (depreciation) on investment transactions	20,493	(6,986)	11,661	(46,608)
Net gain (loss) on investment transactions	6,675	(11,748)	(1,061)	(48,076)
(Provision) benefit for taxes on realized gains on investments	—	—	—	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	350	45	327	498
Net increase (decrease) in net assets resulting from operations	$93,558	$58,503	$169,334	$84,084
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.55	$0.34	$1.00	$0.49
Dividends and distributions declared per common share	$0.46	$0.33	$0.90	$0.66
Basic and diluted weighted average common shares outstanding (Note 10)	170,637,140	170,835,435	170,140,990	170,865,883
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	170,895,670	$171	$2,676,674	$(132,345)	$2,544,500
Repurchases of common stock, net of commission costs	(751,544)	(1)	(9,646)	—	(9,647)
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	131,869	131,869
Net realized gain (loss) on investment transactions	—	—	—	(1,468)	(1,468)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(46,608)	(46,608)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	498	498
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(112,792)	(112,792)
Total increase (decrease) for the six months ended March 31, 2023	(751,544)	(1)	(9,646)	(28,708)	(38,355)
Balance at March 31, 2023	170,144,126	$170	$2,667,028	$(161,053)	$2,506,145
Balance at December 31, 2022	170,895,670	$171	$2,676,674	$(163,160)	$2,513,685
Repurchases of common stock, net of commission costs	(751,544)	(1)	(9,646)	—	(9,647)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	70,206	70,206
Net realized gain (loss) on investment transactions	—	—	—	(4,762)	(4,762)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(6,986)	(6,986)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	45	45
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(56,396)	(56,396)
Total increase (decrease) for the three months ended March 31, 2023	(751,544)	(1)	(9,646)	2,107	(7,540)
Balance at March 31, 2023	170,144,126	$170	$2,667,028	$(161,053)	$2,506,145
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	170,068	170,068
Net realized gain (loss) on investment transactions	—	—	—	(12,722)	(12,722)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	11,661	11,661
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	327	327
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,922,565	2	29,518	—	29,520
Distributions from distributable earnings	—	—	—	(153,092)	(153,092)
Total increase (decrease) for the six months ended March 31, 2024	1,922,565	2	29,518	16,242	45,762
Balance at March 31, 2024	171,517,307	$172	$2,676,430	$(82,962)	$2,593,640
Balance at December 31, 2023	170,585,795	$171	$2,661,797	$(98,050)	$2,563,918
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	86,533	86,533
Net realized gain (loss) on investment transactions	—	—	—	(13,818)	(13,818)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	20,493	20,493
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	350	350
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	931,512	1	14,633	—	14,634
Distributions from distributable earnings	—	—	—	(78,470)	(78,470)
Total increase (decrease) for the three months ended March 31, 2024	931,512	1	14,633	15,088	29,722
Balance at March 31, 2024	171,517,307	$172	$2,676,430	$(82,962)	$2,593,640
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$169,334	$84,084
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	4,655	3,425
Accretion of discounts and amortization of premiums on investments	(7,450)	(6,904)
Accretion of discounts and amortization of premiums on issued debt securities	455	484
Net realized (gain) loss on investments	17,368	1,470
Net realized (gain) loss on foreign currency transactions	(4,646)	1,169
Net realized (gain) loss on forward currency contracts	—	(1,171)
Net change in unrealized (appreciation) depreciation on investments	(17,013)	48,171
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,969	(18,458)
Net change in unrealized (appreciation) depreciation on interest rate swap	2,772	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	1,383	16,895
Proceeds from (fundings of) revolving loans, net	(1,658)	(1,970)
Fundings of investments	(146,955)	(412,649)
Proceeds from principal payments and sales of portfolio investments	322,861	393,997
Proceeds from settlements of forward currency contracts	—	1,171
Payment-in-kind interest capitalized	(25,306)	(17,255)
Non-cash dividends capitalized	(8,603)	(7,044)
Changes in operating assets and liabilities:
Interest receivable	(4,027)	(10,446)
Cash collateral held at broker for forward currency contracts	(4,800)	—
Receivable from investments sold	(3,727)	—
Other assets	283	164
Interest payable	11,840	3,190
Management and incentive fees payable	(6,106)	3,223
Accrued trustee fees	(94)	(187)
Accounts payable and other liabilities	8,479	1,344
Net cash provided by (used in) operating activities	313,014	82,703
Cash flows from financing activities
Borrowings on debt	1,145,606	312,251
Repayments of debt	(999,698)	(310,100)
Capitalized debt issuance costs	(13,343)	(5,368)
Purchases of common stock (Note 11)	—	(9,647)
Distributions paid	(123,572)	(90,793)
Purchases of common stock for dividend reinvestment plan	—	(21,999)
Net cash provided by (used in) financing activities	8,993	(125,656)
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	322,007	(42,953)
Effect of foreign currency exchange rates	(1,865)	96
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	140,206	180,553
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$460,348	$137,696
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71,205	$63,401
Distributions declared for the period	153,092	112,792
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$29,520	$—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2024	September 30, 2023
Cash and cash equivalents	$292,844	$65,617
Foreign currencies (cost of $7,920 and $4,540, respectively)	7,904	4,208
Restricted cash and cash equivalents	159,600	70,381
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$460,348	$140,206
See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.+	One stop	SF +	7.00%	(j)(k)	12.32%				02/2029	$24,701	$24,096	1.0%	$24,701
PPW Aero Buyer, Inc.+	One stop	P +	6.00%	(a)(j)	13.59%				02/2029	24	23	—	24
										24,725	24,119	1.0	24,725
Airlines
Accelya Lux Finco S.A.R.L.+(8)(13)(24)	One stop	SF +	7.00%	(k)	8.41%	cash/	4.00%	PIK	12/2026	987	978	—	947

Auto Components
Collision SP Subco, LLC+	One stop	SF +	5.50%	(k)	10.82%				01/2030	287	281	—	281
Collision SP Subco, LLC+	One stop	SF +	5.50%	(l)	10.74%				01/2030	8	6	—	5
Collision SP Subco, LLC+	One stop	SF +	5.50%	(k)	10.82%				01/2030	7	6	—	6
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(k)	9.98%				08/2027	4,816	4,789	0.2	4,671
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(k)	9.95%				08/2027	974	964	—	945
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(k)	9.96%				08/2027	30	29	—	27
North Haven Falcon Buyer, LLC+(24)	One stop	SF +	8.00%	(k)	8.48%	cash/	5.00%	PIK	05/2027	6,400	6,282	0.2	4,800
North Haven Falcon Buyer, LLC+(24)	One stop	SF +	8.00%	(k)	8.47%	cash/	5.00%	PIK	05/2027	1,071	1,057	—	804
Polk Acquisition Corp.*#+(24)	Senior secured	SF +	7.50%	(j)	10.68%	cash/	2.25%	PIK	12/2024	18,478	18,297	0.7	18,109
Polk Acquisition Corp.+(24)	Senior secured	SF +	7.50%	(j)	10.68%	cash/	2.25%	PIK	12/2024	109	108	—	107
Polk Acquisition Corp.+(24)	Senior secured	SF +	7.50%	(j)	10.68%	cash/	2.25%	PIK	12/2024	63	62	—	60
										32,243	31,881	1.1	29,815
Automobiles
CG Group Holdings, LLC*#+(24)	One stop	SF +	8.75%	(k)	12.05%	cash/	2.00%	PIK	07/2027	31,929	31,527	1.2	31,609
CG Group Holdings, LLC+(24)	One stop	SF +	8.75%	(j)	12.08%	cash/	2.00%	PIK	07/2026	349	344	—	345
Denali Midco 2, LLC*#+	One stop	SF +	5.75%	(j)	11.18%				12/2027	42,216	41,953	1.6	42,216
Denali Midco 2, LLC+	One stop	SF +	6.50%	(j)	11.93%				12/2027	963	943	0.1	966
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	650	646	—	650
Denali Midco 2, LLC+	One stop	SF +	6.50%	(j)	11.93%				12/2027	259	254	—	260
Denali Midco 2, LLC+	One stop	SF +	6.50%	(j)	11.93%				12/2027	219	215	—	220
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	195	193	—	195
Denali Midco 2, LLC+	One stop	SF +	6.50%	(j)	11.93%				12/2027	129	126	—	129
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	118	117	—	118
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	112	112	—	112
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	98	97	—	98
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	81	80	—	81
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	78	78	—	78
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	78	78	—	78
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	65	64	—	65
Denali Midco 2, LLC+	One stop	SF +	6.50%	(j)	11.93%				12/2027	64	63	—	65
Denali Midco 2, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	(3)	—	—
Denali Midco 2, LLC+	One stop	SF +	6.50%	(j)	11.93%				12/2027	300	293	—	301
Denali Midco 2, LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2027	7	2	—	7
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(k)	10.55%				12/2029	272	267	—	272
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(k)	10.55%				12/2029	57	56	—	57
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(k)	10.55%				12/2029	7	6	—	7

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
High Bar Brands Operating, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	$—	$(1)	—%	$—
JHCC Holdings LLC+	One stop	SF +	5.25%	(k)	10.55%	09/2026	15,081	14,919	0.6	14,968
JHCC Holdings LLC+	One stop	SF +	5.25%	(k)	10.70%	09/2026	3,292	3,261	0.1	3,268
JHCC Holdings LLC+	One stop	SF +	6.75%	(k)	12.20%	09/2026	1,103	1,085	0.1	1,103
JHCC Holdings LLC+	One stop	SF +	5.25%	(k)	10.70%	09/2026	488	484	—	484
JHCC Holdings LLC+	One stop	SF +	5.25%	(k)	10.70%	09/2026	290	288	—	288
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.68%	09/2026	40	39	—	39
JHCC Holdings LLC+	One stop	SF +	5.75%	(k)	11.05%	09/2026	100	99	—	100
JHCC Holdings LLC+	One stop	SF +	5.75%	(k)	11.20%	09/2026	94	91	—	94
MOP GM Holding, LLC*#+	One stop	SF +	5.75%	(l)	11.18%	11/2026	23,611	23,477	0.9	23,139
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	2,589	2,576	0.1	2,537
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.24%	11/2026	2,560	2,537	0.1	2,509
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	2,539	2,525	0.1	2,488
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.18%	11/2026	1,881	1,871	0.1	1,844
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	1,547	1,539	0.1	1,516
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	1,426	1,411	0.1	1,398
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.18%	11/2026	519	517	—	509
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.18%	11/2026	353	351	—	346
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)(l)	11.18%	11/2026	200	199	—	196
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	177	176	—	173
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.18%	11/2026	145	145	—	142
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.18%	11/2026	59	59	—	58
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	59	59	—	58
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(14)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(j)(l)	10.84%	07/2029	5,327	5,286	0.2	5,167
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(l)	10.73%	07/2029	105	103	—	99
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(5)	—	(5)
POY Holdings, LLC#+	One stop	SF +	5.50%	(k)	10.95%	11/2027	9,509	9,392	0.4	9,509
POY Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%	11/2027	86	85	—	86
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%	11/2027	331	325	—	331
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(1)	—	—
POY Holdings, LLC+	One stop	SF +	5.50%	(k)	10.97%	11/2027	46	45	—	46
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	6.50%	(k)	11.96%	10/2026	12,615	12,501	0.5	12,615
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	9,626	9,538	0.4	9,626
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	3,277	3,240	0.1	3,277
Quick Quack Car Wash Holdings, LLC#+	One stop	SF +	6.50%	(k)	11.96%	10/2026	2,277	2,257	0.1	2,277
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,989	1,976	0.1	1,989
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,493	1,480	0.1	1,493
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,329	1,321	0.1	1,329
Quick Quack Car Wash Holdings, LLC*+	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,083	1,073	0.1	1,083
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	340	336	—	340
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	103	100	—	103
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	94	91	—	94
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	94	93	—	94
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	111	110	—	111
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)	11.93%	10/2026	90	89	—	90
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(j)(k)	11.96%	10/2026	450	421	—	450
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%	10/2026	119	118	—	119

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	6.50%	(k)	11.96%		10/2026	$381	$377	—%	$381
Spotless Brands, LLC+	One stop	SF +	6.50%	(k)	11.97%		07/2028	8,264	8,125	0.3	8,264
Spotless Brands, LLC+	One stop	SF +	6.50%	(k)	11.96%		07/2028	898	890	—	898
Spotless Brands, LLC+	One stop	SF +	6.50%	(k)	11.96%		07/2028	667	660	—	667
Spotless Brands, LLC+	One stop	SF +	6.50%		N/A(6)		07/2028	—	—	—	—
TWAS Holdings, LLC#+	One stop	SF +	6.75%	(j)	12.18%		12/2026	39,848	39,631	1.5	39,449
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(j)	12.18%		12/2026	30,100	29,922	1.2	29,799
TWAS Holdings, LLC+	One stop	SF +	6.75%	(j)	12.18%		12/2026	7,814	7,769	0.3	7,736
TWAS Holdings, LLC+	One stop	SF +	6.75%	(j)	12.18%		12/2026	600	597	—	594
TWAS Holdings, LLC+	One stop	SF +	6.75%	(j)	12.18%		12/2026	381	379	—	377
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(2)	—	(4)
Yorkshire Parent, Inc.+	One stop	SF +	6.00%	(k)	11.30%		12/2029	286	283	—	286
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(1)	—	—
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(1)	—	—
								276,132	273,804	10.6	273,956
Banks
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.50%	(j)	10.92%		12/2029	239	237	—	239
OSP Hamilton Purchaser, LLC+(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(2)	—	—
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.50%		N/A(6)		12/2029	—	—	—	—
								239	235	—	239
Beverages
Financial Information Technologies, LLC+	One stop	SF +	6.50%	(k)	11.80%		06/2030	22,509	22,207	0.9	22,960
Financial Information Technologies, LLC+(24)	One stop	N/A			14.00%	PIK	06/2031	11,988	11,694	0.5	11,988
Financial Information Technologies, LLC+	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	—
Financial Information Technologies, LLC+	One stop	SF +	5.50%	(k)	10.80%		06/2030	156	155	—	156
Financial Information Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(2)	—	—
Watermill Express, LLC+	One stop	SF +	5.75%	(k)	11.21%		07/2029	2,210	2,188	0.1	2,210
Watermill Express, LLC+	One stop	SF +	5.75%	(k)	11.21%		07/2029	213	213	—	213
Watermill Express, LLC+	One stop	SF +	5.75%	(j)(k)	11.19%		07/2029	13	12	—	13
Watermill Express, LLC+	One stop	SF +	5.75%	(k)	11.21%		07/2029	313	307	—	313
Watermill Express, LLC+	One stop	SF +	5.75%	(j)	11.18%		07/2029	22	20	—	22
Winebow Holdings, Inc.+	One stop	SF +	6.25%	(j)	11.68%		07/2025	7,681	7,646	0.3	7,527
								45,105	44,440	1.8	45,402

Building Products
BECO Holding Company, Inc.#+	One stop	SF +	5.25%	(k)	10.70%	11/2028	7,725	7,674	0.3	7,725
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	11/2027	—	(3)	—	—
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	4,042	4,030	0.2	4,042
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	1,443	1,439	0.1	1,443
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	1,368	1,363	0.1	1,368
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	881	878	—	881
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	831	828	—	831
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	423	421	—	423
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	269	269	—	269
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	210	210	—	210
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(j)	11.17%	03/2025	112	112	—	112
							17,304	17,221	0.7	17,304

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%	(k)	10.55%				01/2031	$334	$331	—%	$331
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2031	—	—	—	—
BlueMatrix Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(1)	—	(1)
										334	330	—	330
Chemicals
Inhance Technologies Holdings LLC#+(24)	One stop	SF +	6.00%	(k)	11.48%				07/2024	12,408	12,417	0.4	10,547
Inhance Technologies Holdings LLC#(24)	One stop	SF +	6.00%	(k)	11.48%				07/2024	9,888	9,877	0.3	8,405
Inhance Technologies Holdings LLC+(24)	One stop	SF +	6.00%	(k)	11.48%				07/2024	1,886	1,885	0.1	1,603
Inhance Technologies Holdings LLC+(24)	One stop	SF +	6.00%	(k)	11.48%				07/2024	201	202	—	168
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(d)	10.11%				09/2028	34,189	36,273	1.2	30,086
PHM NL SP Bidco B.V.+(8)(14)	One stop	SF +	6.25%	(i)	11.81%				09/2028	13,766	13,611	0.5	12,114
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	6.25%	(h)	11.44%				09/2028	7,592	7,921	0.2	6,676
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	E +	6.25%	(d)	10.21%				09/2028	3,614	3,731	0.1	3,180
										83,544	85,917	2.8	72,779
Commercial Services & Supplies
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(k)	11.31%				10/2029	418	410	—	418
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(k)	11.31%				10/2029	11	11	—	11
BradyIFS Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	—
CI (Quercus) Intermediate Holdings, LLC*#+	One stop	SF +	5.25%	(k)	10.70%				10/2028	18,180	18,020	0.7	18,180
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(2)	—	—
Encore Holdings, LLC+	One stop	SF +	5.25%	(j)(k)	10.65%				11/2028	3,906	3,832	0.2	3,885
Encore Holdings, LLC+	One stop	SF +	5.25%	(k)	10.65%				11/2028	829	814	—	825
Encore Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(4)	—	(9)
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(k)	10.81%				01/2031	356	353	—	356
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(k)	10.82%				01/2031	30	29	—	30
FR Vision Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	6.25%	(j)	11.58%				09/2030	3,735	3,666	0.2	3,735
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(9)	—	—
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(7)	—	—
North Haven Stack Buyer, LLC*#	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	8,634	8,538	0.3	8,634
North Haven Stack Buyer, LLC+(24)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,457	1,441	0.1	1,457
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	1,037	1,026	0.1	1,037
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	993	983	0.1	993

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC#	Senior secured	SF +	5.25%	(k)	10.71%	07/2027	$2,908	$2,893	0.1%	$2,908
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.71%	07/2027	963	958	0.1	963
North Haven Stack Buyer, LLC#	Senior secured	SF +	5.25%	(k)	10.71%	07/2027	959	954	0.1	959
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.73%	07/2027	141	140	—	141
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.71%	07/2027	70	70	—	70
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.72%	07/2027	25	24	—	25
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.70%	07/2027	1,603	1,588	0.1	1,603
North Haven Stack Buyer, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)	07/2027	—	(31)	—	—
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)	01/2028	—	(15)	—	—
Profile Products LLC+	One stop	SF +	5.50%	(k)	10.93%	11/2027	6,261	6,179	0.2	6,136
Profile Products LLC+(8)	One stop	SF +	5.50%	(k)	10.93%	11/2027	1,269	1,254	—	1,244
Profile Products LLC+	One stop	P +	4.50%	(a)	13.00%	11/2027	15	15	—	14
Profile Products LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2027	—	—	—	(1)
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(k)	11.43%	11/2028	29,077	28,753	1.1	29,077
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(k)	11.43%	11/2028	20,559	20,416	0.8	20,559
PT Intermediate Holdings III, LLC+	One stop	SF +	5.98%	(k)	11.43%	11/2028	9,750	9,657	0.4	9,750
PT Intermediate Holdings III, LLC+	One stop	SF +	6.50%	(k)	11.80%	11/2028	2,412	2,384	0.1	2,412
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(6)	—	—
Radwell Parent, LLC#+	One stop	SF +	6.75%	(k)	12.05%	03/2029	24,638	24,054	0.9	24,638
Radwell Parent, LLC+	One stop	SF +	6.53%	(k)	11.93%	03/2029	19,001	18,781	0.7	19,001
Radwell Parent, LLC+	One stop	SF +	6.75%	(k)	12.05%	03/2029	169	115	—	169
Radwell Parent, LLC+(5)	One stop	SF +	6.53%		N/A(6)	03/2029	—	(4)	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(l)	11.29%	06/2027	2,458	2,431	0.1	2,458
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(l)	11.06%	06/2027	35	35	—	35
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%		N/A(6)	06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.75%	(l)	11.13%	06/2027	175	172	—	175
WRE Holding Corp.*#	Senior secured	SF +	5.00%	(j)(k)	10.42%	01/2025	2,194	2,190	0.1	2,194
WRE Holding Corp.+	Senior secured	SF +	5.00%	(j)(k)	10.43%	01/2025	906	905	—	906
WRE Holding Corp.+	Senior secured	SF +	5.00%	(j)(l)	10.60%	01/2025	665	664	—	665
WRE Holding Corp.+	Senior secured	SF +	5.00%	(j)(l)	10.60%	01/2025	393	393	—	393
WRE Holding Corp.+	Senior secured	SF +	5.00%	(j)(k)(l)	10.37%	01/2025	1,222	1,217	—	1,222
WRE Holding Corp.+	Senior secured	SF +	5.00%	(j)(k)(l)	10.43%	01/2025	149	148	—	149
WRE Holding Corp.+	Senior secured	SF +	5.00%	(k)(l)	10.60%	01/2025	126	126	—	126
WRE Holding Corp.+	Senior secured	SF +	5.00%	(j)	10.60%	01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.25%		N/A(6)	01/2025	—	—	—	—
							167,752	165,583	6.5	167,566
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.50%	(i)	11.25%	09/2028	10,349	10,218	0.4	10,349
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(d)	9.39%	09/2028	1,146	1,246	—	1,146
							11,495	11,464	0.4	11,495
Containers and Packaging
AmerCareRoyal LLC+(24)	Senior secured	SF +	6.50%	(j)	11.98%	11/2025	740	735	—	740
AmerCareRoyal LLC+(24)	Senior secured	SF +	6.50%	(j)	11.98%	11/2025	158	157	—	158
AmerCareRoyal LLC+(24)	Senior secured	SF +	6.50%	(j)	11.98%	11/2025	154	153	—	154
AmerCareRoyal LLC+(8)(24)	Senior secured	SF +	6.50%	(j)	11.98%	11/2025	133	132	—	133
Chase Intermediate#+	One stop	SF +	5.00%	(k)	10.46%	10/2028	10,949	10,881	0.4	10,812
Chase Intermediate+(5)	One stop	SF +	5.00%		N/A(6)	10/2028	—	(2)	—	(5)
Chase Intermediate+(5)	One stop	SF +	5.50%		N/A(6)	10/2028	—	(5)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Fortis Solutions Group, LLC*#+	One stop	SF +	5.50%	(k)	10.90%				10/2028	$34,584	$34,199	1.3%	$33,546
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(k)	10.90%				10/2028	849	821	0.1	692
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(k)	10.90%				10/2028	98	25	—	95
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(k)	10.90%				10/2027	15	11	—	8
										47,680	47,107	1.8	46,333
Diversified Consumer Services
Apex Service Partners, LLC+(24)	One stop	SF +	7.00%	(k)	10.32%	cash/	2.00%	PIK	10/2030	382	376	—	382
Apex Service Partners, LLC+(24)	One stop	SF +	7.00%	(k)	12.33%				10/2030	50	49	—	50
Apex Service Partners, LLC+	One stop	SF +	6.50%	(k)	11.82%				10/2029	11	11	—	11
Certus Pest, Inc.#	One stop	SF +	6.75%	(k)	12.20%				02/2026	1,565	1,544	0.1	1,565
Certus Pest, Inc.#	One stop	SF +	6.75%	(k)	12.20%				02/2026	1,500	1,471	0.1	1,500
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	1,083	1,080	0.1	1,083
Certus Pest, Inc.#	One stop	SF +	6.75%	(k)	12.20%				02/2026	1,069	1,060	0.1	1,069
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	741	731	—	741
Certus Pest, Inc.#	One stop	SF +	6.75%	(k)	12.20%				02/2026	654	634	—	654
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	637	633	—	637
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	376	370	—	376
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	236	227	—	236
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	129	114	—	129
Certus Pest, Inc.+	One stop	SF +	6.75%	(k)	12.20%				02/2026	54	51	—	54
Certus Pest, Inc.+	One stop	SF +	6.75%		N/A(6)				02/2026	—	—	—	—
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(k)	10.46%				01/2026	2,682	2,671	0.1	2,682
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	1,687	1,678	0.1	1,674
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	1,644	1,629	0.1	1,631
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	1,077	1,069	—	1,069
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	761	755	—	756
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	196	194	—	195
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	118	117	—	117
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	(1)
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(a)(k)	11.98%				07/2027	146	143	—	146
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(k)	10.97%				07/2027	119	117	—	119
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(a)(k)	11.59%				07/2027	105	103	—	105
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(k)	11.55%				09/2028	2,561	2,527	0.1	2,561
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(6)	—	—
DP Flores Holdings, LLC+	One stop	SF +	6.25%	(k)	11.55%				09/2028	398	393	—	398
EMS LINQ, LLC+	One stop	SF +	6.25%	(j)	11.68%				12/2027	9,591	9,532	0.4	9,495
EMS LINQ, LLC+	One stop	SF +	6.25%	(j)	11.68%				12/2027	40	39	—	39
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(k)	10.95%				07/2029	2,850	2,818	0.1	2,850
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(k)	10.95%				07/2029	685	660	—	685
EWC Growth Partners LLC+	One stop	SF +	6.00%	(k)	11.45%				03/2026	916	911	—	916
EWC Growth Partners LLC+	One stop	SF +	6.00%	(k)	11.45%				03/2026	73	72	—	73
EWC Growth Partners LLC+	One stop	SF +	6.00%	(k)	11.45%				03/2026	14	14	—	14
EWC Growth Partners LLC+	One stop	SF +	6.00%	(k)	11.45%				03/2026	7	7	—	7
FPG Intermediate Holdco, LLC+(24)	One stop	SF +	6.75%	(j)	8.18%	cash/	4.00%	PIK	03/2027	7,733	7,643	0.3	7,346
FPG Intermediate Holdco, LLC+(24)	One stop	SF +	6.75%	(j)	8.18%	cash/	4.00%	PIK	03/2027	488	481	—	463
FPG Intermediate Holdco, LLC+(24)	One stop	SF +	6.75%	(j)	8.18%	cash/	4.00%	PIK	03/2027	22	21	—	22

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FSS Buyer LLC+	One stop	SF +	5.75%	(j)	11.18%				08/2028	$5,408	$5,340	0.2%	$5,408
FSS Buyer LLC+	One stop	SF +	5.75%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(k)	11.09%				06/2029	7,665	7,552	0.3	7,665
HS Spa Holdings, Inc.+	One stop	SF +	5.75%	(j)	11.08%				06/2028	16	15	—	16
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(2)	—	—
Learn-it Systems, LLC+(24)	Senior secured	SF +	5.25%	(k)	7.96%	cash/	2.75%	PIK	09/2026	2,571	2,581	0.1	2,494
Learn-it Systems, LLC+(24)	Senior secured	SF +	5.25%	(l)	7.93%	cash/	2.75%	PIK	09/2026	1,374	1,373	0.1	1,333
Learn-it Systems, LLC+(24)	Senior secured	SF +	5.25%	(l)	7.93%	cash/	2.75%	PIK	09/2026	619	617	—	600
Learn-it Systems, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	(2)
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.68%				11/2026	25,462	25,179	1.0	25,462
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.68%				11/2026	20,000	19,827	0.8	20,000
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.68%				11/2026	15,837	15,603	0.6	15,837
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.68%				11/2026	800	794	—	800
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.68%				11/2026	105	102	—	105
Litera Bidco LLC+	One stop	SF +	6.00%	(j)	11.43%				05/2026	5,631	5,601	0.2	5,631
Litera Bidco LLC+	One stop	SF +	5.25%	(j)	10.68%				05/2026	3,617	3,626	0.1	3,617
Litera Bidco LLC+	One stop	SF +	5.25%	(j)	10.68%				05/2026	679	687	—	679
Litera Bidco LLC+	One stop	SF +	5.25%	(j)	10.68%				05/2026	679	688	—	679
Litera Bidco LLC+	One stop	SF +	6.00%	(j)	11.43%				05/2026	509	507	—	509
Litera Bidco LLC+	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	11.18%				04/2029	7,539	7,430	0.3	7,313
Mario Purchaser, LLC+(24)	One stop	SF +	10.75%	(j)	16.18%	PIK			04/2032	1,934	1,902	0.1	1,876
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	11.18%				04/2029	316	310	—	305
Mario Purchaser, LLC+(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(2)
Mathnasium, LLC#	One stop	SF +	5.00%	(k)	10.46%				11/2027	9,121	9,066	0.4	9,121
Mathnasium, LLC+	One stop	SF +	5.00%	(k)	10.46%				11/2027	32	32	—	32
NSG Buyer, Inc. *#+	One stop	SF +	6.50%	(j)	11.93%				11/2029	24,668	24,272	1.0	24,976
NSG Buyer, Inc. +(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(3)	—	(3)
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. +	One stop	SF +	5.75%	(j)	11.08%				11/2029	69	65	—	69
PADI Holdco, Inc.*#	One stop	SF +	6.25%	(k)	11.74%				01/2027	21,463	21,195	0.8	21,463
PADI Holdco, Inc.+(8)(9)	One stop	E +	6.25%	(c)	10.20%				01/2027	19,612	20,484	0.8	19,612
PADI Holdco, Inc.+	One stop	SF +	6.25%	(k)	11.72%				01/2027	827	817	—	827
PADI Holdco, Inc.+	One stop	SF +	6.25%	(k)	11.73%				01/2027	171	169	—	171
PADI Holdco, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				01/2027	—	(3)	—	—
Provenance Buyer LLC*#+	One stop	SF +	5.00%	(j)	10.43%				06/2027	18,001	17,803	0.7	17,821
Provenance Buyer LLC#	One stop	SF +	5.00%	(j)	10.43%				06/2027	9,825	9,761	0.4	9,727
Provenance Buyer LLC+	One stop	SF +	5.00%	(j)	10.43%				06/2027	63	61	—	61
RW AM Holdco LLC#+	One stop	SF +	5.25%	(k)	10.65%				04/2028	17,463	17,345	0.6	16,764
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(6)
Virginia Green Acquisition, LLC+	One stop	SF +	5.50%	(l)	10.75%				12/2030	321	318	—	321
Virginia Green Acquisition, LLC+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Virginia Green Acquisition, LLC+	One stop	SF +	5.50%	(l)	10.72%				12/2030	7	6	—	7
										264,804	263,053	10.1	263,137

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.+	One stop	SF +	7.25%	(k)	12.56%	10/2028	$11,941	$11,715	0.5%	$11,941
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(2)	—	—
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(l)	10.50%	07/2027	7,896	7,841	0.3	7,896
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(l)	10.50%	07/2027	1,471	1,471	—	1,471
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(k)	10.66%	07/2027	43	43	—	43
Finastra USA, Inc.+	One stop	SF +	7.25%	(l)	12.46%	09/2029	4,950	4,860	0.2	4,950
Finastra USA, Inc.+	One stop	SF +	7.25%	(j)	12.57%	09/2029	9	8	—	9
Flash Topco, Inc.*	One stop	SF +	5.75%	(l)	11.44%	10/2028	9,671	9,607	0.3	9,188
Flash Topco, Inc.+	One stop	SF +	6.50%	(k)(l)	11.86%	10/2028	73	73	—	70
Flash Topco, Inc.+	One stop	SF +	6.50%	(k)(l)	11.87%	12/2024	38	38	—	38
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(j)	10.93%	11/2028	4,507	4,477	0.2	4,519
Higginbotham Insurance Agency, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	11/2028	—	(2)	—	(3)
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(j)	10.93%	11/2028	182	182	—	183
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(j)	10.93%	11/2028	4,979	4,947	0.2	4,992
							45,760	45,258	1.7	45,297
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC+	Senior secured	SF +	5.50%	(k)	10.95%	01/2026	$1,603	$1,588	0.1%	$1,603

Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(k)	10.09%	12/2030	406	399	—	398
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(j)	10.08%	12/2030	2	1	—	—
							408	400	—	398

Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	6.75%	(j)	12.18%	11/2028	24,410	23,850	0.9	24,410
CST Holding Company+	One stop	SF +	6.75%	(j)	12.18%	11/2028	5	4	—	5
							24,415	23,854	0.9	24,415

Food & Staples Retailing
Cafe Rio Holding, Inc.*#+	One stop	SF +	5.25%	(j)	10.68%	09/2028	18,103	18,102	0.7	18,103
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(j)	10.68%	09/2028	3,227	3,209	0.1	3,227
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(j)	10.68%	09/2028	2,168	2,168	0.1	2,168
Cafe Rio Holding, Inc.*#	One stop	SF +	5.25%	(j)	10.68%	09/2028	1,376	1,376	0.1	1,376
Cafe Rio Holding, Inc.#+	One stop	SF +	5.25%	(j)	10.68%	09/2028	1,216	1,216	0.1	1,216
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(j)	10.68%	09/2028	175	175	—	175
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(j)	10.68%	09/2028	130	130	—	130
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(j)	10.68%	09/2028	99	99	—	99
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(j)	10.68%	09/2028	79	78	—	79
Cafe Rio Holding, Inc.+	One stop	SF +	5.25%	(j)	10.68%	09/2028	50	50	—	50
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	09/2028	—	(3)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(j)	10.83%	03/2030	322	318	—	318
Mendocino Farms, LLC+	One stop	SF +	5.50%	(j)	10.83%	03/2030	18	17	—	17
Mendocino Farms, LLC+(5)	One stop	SF +	5.50%		N/A(6)	03/2030	—	(1)	—	(1)
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(k)	12.95%	06/2024	1,993	1,993	0.1	1,993
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(k)	12.95%	06/2024	404	404	—	404
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(k)	12.95%	06/2024	287	287	—	287
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(k)	12.95%	06/2024	46	46	—	46
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(k)	12.95%	06/2024	8	8	—	8
Wineshipping.com LLC+	One stop	SF +	5.75%	(k)	11.24%	10/2027	6,691	6,651	0.2	6,156
Wineshipping.com LLC+	One stop	SF +	5.75%	(k)	11.23%	10/2027	183	182	—	168
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(k)	11.41%	10/2027	73	73	—	67
							36,648	36,578	1.4	36,086

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.+	One stop	SF +	6.00%	(k)	11.30%				10/2030	$4,479	$4,417	0.2%	$4,435
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(7)	—	(5)
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(k)	11.45%				06/2027	13,604	13,467	0.5	13,604
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(k)	11.45%				06/2027	1,122	1,109	—	1,122
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(k)	11.45%				06/2027	43	42	—	43
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#+(24)	Senior secured	SF +	6.50%	(a)(k)	10.15%	cash/	1.75%	PIK	12/2025	5,053	5,053	0.2	4,902
Flavor Producers, LLC+	Senior secured	SF +	4.75%	(k)	10.15%				09/2025	16	16	—	14
Kodiak Cakes, LLC*#+	Senior secured	SF +	6.75%	(j)	12.08%				06/2027	12,276	12,024	0.5	12,276
Kodiak Cakes, LLC+	Senior secured	SF +	6.75%	(j)	12.08%				06/2026	15	12	—	15
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(k)	11.70%				07/2027	9,629	9,574	0.4	9,532
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(j)(k)	11.70%				07/2027	83	83	—	82
MAPF Holdings, Inc.*#+	One stop	SF +	5.00%	(k)	10.45%				12/2026	37,401	37,230	1.4	37,401
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(k)	10.46%				12/2026	300	299	—	300
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(k)	10.45%				12/2026	500	497	—	500
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(k)	11.45%				12/2026	17,552	17,443	0.7	17,201
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(2)
Purfoods, LLC+(24)	One stop	N/A			7.00%	PIK			05/2026	66	68	—	66
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(j)	11.68%				08/2027	6,570	6,525	0.2	6,570
Ultimate Baked Goods Midco LLC+(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(20)	—	—
Whitebridge Pet Brands, LLC*#+	One stop	SF +	4.75%	(j)	10.18%				07/2027	19,565	19,352	0.8	19,565
Whitebridge Pet Brands, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.00%	(k)	11.31%				03/2029	16,243	15,981	0.6	16,243
Wizard Bidco Limited+(8)(9)(10)(24)	One stop	SN +	6.25%	(h)	9.94%	cash/	1.50%	PIK	03/2029	6,915	7,137	0.3	6,565
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(h)	11.19%				03/2029	5,615	5,398	0.2	5,610
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(h)	9.94%				09/2028	95	91	—	90
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(47)	—	—
										157,142	155,741	6.0	156,129

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Aspen Medical Products, LLC#+	One stop	SF +	5.00%	(k)	10.46%				06/2025	$4,115	$4,134	0.2%	$4,115
Aspen Medical Products, LLC+	One stop	SF +	5.00%	(k)	10.46%				06/2025	263	262	—	263
Aspen Medical Products, LLC+	One stop	SF +	5.00%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(i)	11.52%				08/2028	5,415	5,368	0.2	5,415
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	9.85%				08/2028	3,126	3,399	0.1	3,126
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(h)	11.26%				08/2028	893	951	—	893
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	9.84%				08/2028	746	763	—	746
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.00%	(i)	11.38%				08/2028	1,337	1,337	0.1	1,337
Belmont Instrument, LLC*#	One stop	SF +	6.25%	(k)	11.55%				08/2028	9,752	9,680	0.4	9,752
Belmont Instrument, LLC+	One stop	SF +	6.25%	(k)	11.55%				08/2028	33	32	—	33
Blades Buyer, Inc.#+	Senior secured	SF +	5.00%	(j)(l)	10.43%				03/2028	9,895	9,830	0.4	9,820
Blades Buyer, Inc.+	Senior secured	SF +	5.25%	(j)	10.68%				03/2028	1,294	1,279	—	1,294
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(j)	10.43%				03/2028	315	314	—	313
Blades Buyer, Inc.+	Senior secured	P +	3.75%	(a)(j)	11.42%				03/2028	44	43	—	41
Blue River Pet Care, LLC*#+	One stop	SF +	5.00%	(j)	10.43%				08/2026	50,413	50,230	2.0	50,413
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	760	756	—	760
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	177	176	—	177
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	170	170	—	170
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	169	168	—	169
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	60	58	—	60
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	77	76	—	77
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	130	129	—	130
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	10.43%				08/2026	53	49	—	53
CCSL Holdings, LLC*#(8)	One stop	SF +	5.75%	(j)	11.08%				12/2028	15,164	14,947	0.6	15,164
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(j)	11.08%				12/2028	4,093	4,072	0.2	4,093
CCSL Holdings, LLC+(8)(9)	One stop	SN +	5.75%	(h)	10.94%				12/2028	2,424	2,379	0.1	2,422
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(j)	11.08%				12/2028	30	27	—	30
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(j)	11.08%				12/2028	2,083	2,049	0.1	2,083
CCSL Holdings, LLC+(5)(8)	One stop	SF +	5.75%		N/A(6)				12/2028	—	(21)	—	—
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(j)	11.08%				12/2028	841	822	—	841
CMI Parent Inc.*#	Senior secured	SF +	4.75%	(j)	10.18%				08/2025	6,274	6,305	0.3	6,235
CMI Parent Inc.*	Senior secured	SF +	4.75%	(j)	10.18%				08/2025	3,078	3,068	0.1	3,059
CMI Parent Inc.*	Senior secured	SF +	4.75%	(j)	10.18%				08/2025	2,888	2,875	0.1	2,870
CMI Parent Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				08/2025	—	—	—	(2)
G & H Wire Company, Inc.+(24)	One stop	SF +	9.00%	(k)	7.99%	cash/	6.50%	PIK	12/2024	12,201	12,172	0.3	8,907
G & H Wire Company, Inc.+(24)	One stop	SF +	9.00%	(k)	7.99%	cash/	6.50%	PIK	12/2024	102	102	—	64
JHC Investment Intermediate Holdings, LLC+(24)	One stop	SF +	8.75%	(k)	8.15%	cash/	6.00%	PIK	03/2029	1,311	1,311	0.1	1,311
JHC Investment Intermediate Holdings, LLC+(7)(24)	One stop	SF +	8.75%	(k)	14.15%	PIK			03/2029	797	542	—	542
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%	(j)	10.83%				12/2029	344	341	—	340
TIDI Legacy Products, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC+	One stop	SF +	5.75%	(j)	11.07%				12/2029	365	357	—	358
YI, LLC+	One stop	SF +	5.75%	(j)	11.08%				12/2029	1	1	—	—
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	(1)
										141,233	140,551	5.3	137,472

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC +	One stop	SF +	5.50%	(j)	10.93%				12/2027	$8,203	$8,152	0.3%	$8,080
AAH TOPCO, LLC +(24)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,282	1,267	0.1	1,173
AAH TOPCO, LLC +	One stop	SF +	5.50%	(j)	10.93%				12/2027	518	514	—	510
AAH TOPCO, LLC +(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(1)
AAH TOPCO, LLC +	One stop	SF +	6.00%	(j)	11.43%				12/2027	88	83	—	88
Active Day, Inc.#+	One stop	SF +	5.00%	(j)	10.43%				02/2025	17,477	17,411	0.7	17,477
Active Day, Inc.#+	One stop	SF +	5.00%	(j)	10.43%				02/2025	1,349	1,344	0.1	1,349
Active Day, Inc.*#	One stop	SF +	5.00%	(j)	10.43%				02/2025	870	867	—	870
Active Day, Inc.+	One stop	SF +	5.00%	(j)	10.43%				02/2025	693	691	—	693
Active Day, Inc.+	One stop	SF +	5.00%	(j)	10.43%				02/2025	611	609	—	611
Active Day, Inc.*#	One stop	SF +	5.00%	(j)	10.43%				02/2025	601	599	—	601
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)				02/2025	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(j)	10.43%				02/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(k)	11.46%				03/2026	16,260	16,155	0.6	16,260
Acuity Eyecare Holdings, LLC+(24)	One stop	N/A			16.50%				06/2027	13,182	13,045	0.5	13,478
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.70%				03/2026	4,016	3,999	0.2	4,016
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.71%				03/2026	3,577	3,562	0.2	3,577
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(k)	11.70%				03/2026	3,504	3,489	0.2	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.70%				03/2026	3,155	3,164	0.1	3,155
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(k)	11.46%				03/2026	2,016	1,997	0.1	2,016
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.70%				03/2026	1,838	1,850	0.1	1,838
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(k)	11.47%				03/2026	1,028	1,021	—	1,028
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.70%				03/2026	445	443	—	445
Acuity Eyecare Holdings, LLC+(24)	One stop	SF +	13.00%	(k)	11.70%	cash/	6.75%	PIK	03/2026	271	270	—	271
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.70%				03/2026	164	163	—	164
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(k)	11.72%				03/2026	108	108	—	108
Acuity Eyecare Holdings, LLC+(24)	One stop	SF +	13.00%	(k)	11.70%	cash/	6.75%	PIK	03/2026	105	105	—	105
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(k)	11.44%				03/2026	213	211	—	213
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(k)	11.70%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2026	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(k)	11.44%				03/2027	4,637	4,606	0.2	4,637
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(k)	11.44%				03/2027	3,876	3,841	0.2	3,876
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(24)	Subordinated debt	N/A			13.75%				03/2028	2,377	2,359	0.1	2,359
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(24)	Subordinated debt	N/A			13.75%				03/2028	909	903	—	902
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(24)	Subordinated debt	N/A			13.75%				03/2028	284	281	—	282
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(k)	11.41%				03/2027	152	150	—	152
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(k)	11.41%				03/2027	72	72	—	72
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC+(24)	One stop	SF +	6.75%	(k)	8.69%	cash/	3.38%	PIK	09/2030	2,445	2,378	0.1	2,445
Bamboo US Bidco LLC+(8)(9)(24)	One stop	E +	6.75%	(c)	7.29%	cash/	3.38%	PIK	09/2030	1,642	1,565	0.1	1,642
Bamboo US Bidco LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(14)	—	—
Bamboo US Bidco LLC+(24)	One stop	SF +	6.75%	(k)	8.70%	cash/	3.38%	PIK	09/2030	41	35	—	41
Community Care Partners, LLC+	One stop	SF +	6.00%	(j)	11.44%				06/2026	2,313	2,302	0.1	2,175
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	19,501	19,448	0.8	19,501

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	$5,119	$5,094	0.2%	$5,119
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	4,048	4,034	0.2	4,048
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	3,467	3,450	0.1	3,467
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	120	118	—	120
Datix Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.50%	(h)	9.69%				04/2025	56,206	60,402	2.2	56,163
Datix Bidco Limited+(8)(9)(10)	Second lien	SN +	7.75%	(h)	12.94%				04/2026	19,944	21,367	0.8	19,929
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	983	982	0.1	949
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	618	617	—	596
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	307	306	—	296
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	294	293	—	283
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	266	265	—	256
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	244	244	—	235
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	163	162	—	157
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	114	114	—	110
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	110	109	—	106
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	68	68	—	66
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	57	56	—	55
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	56	56	—	54
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.21%				02/2027	47	47	—	45
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	32	32	—	31
Encorevet Group LLC+(24)	One stop	SF +	6.75%	(k)	12.24%				02/2027	10	10	—	9
Encorevet Group LLC+	One stop	SF +	8.75%	(k)	14.20%				02/2027	4	4	—	5
ERC Topco Holdings, LLC+(24)	One stop	SF +	6.25%	(k)	8.56%	cash/	3.25%	PIK	11/2028	9,191	9,149	0.3	7,169
ERC Topco Holdings, LLC+(24)	One stop	SF +	6.25%	(k)	8.58%	cash/	3.25%	PIK	11/2027	114	113	—	81
ERC Topco Holdings, LLC+(24)	One stop	SF +	6.25%	(k)	11.86%	PIK			11/2028	75	75	—	59
ERC Topco Holdings, LLC+(24)	One stop	SF +	6.25%	(k)	11.86%	PIK			11/2028	1	1	—	1
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	10,546	10,603	0.4	10,545
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	692	716	—	692
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	472	499	—	472
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	167	170	—	167
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(k)	11.21%				03/2027	94	93	—	94
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	82	80	—	82
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(k)	11.21%				03/2027	70	69	—	70
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(j)	10.18%				12/2026	831	827	—	823
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(j)	10.18%				12/2026	160	160	—	159
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(k)	9.90%				03/2028	9,845	9,789	0.4	9,845
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	2,276	2,262	0.1	2,276
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	1,830	1,817	0.1	1,830
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	1,082	1,071	—	1,082
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	1,074	1,079	—	1,074
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	60	60	—	60
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	152	151	—	152
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(k)	11.23%				05/2026	26	23	—	26
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)(24)	One stop	C +	6.00%	(g)	9.30%	cash/	2.00%	PIK	05/2028	18,760	20,608	0.7	18,006

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(k)	10.95%				05/2028	$4,260	$4,226	0.2%	$4,090
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#+(8)(12)	One stop	SF +	5.50%	(k)	10.95%				05/2028	2,990	2,958	0.1	2,870
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(g)	10.80%				05/2028	1,186	1,262	—	1,138
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(g)	10.80%				05/2028	618	642	—	593
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	C +	5.50%	(g)	10.80%				05/2026	32	15	—	23
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(1)	—	(2)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)(24)	One stop	SF +	6.00%	(k)	9.45%	cash/	2.00%	PIK	05/2028	42	40	—	41
Pinnacle Treatment Centers, Inc.*#	One stop	SF +	6.50%	(k)	11.99%				01/2026	18,432	18,158	0.7	18,432
Pinnacle Treatment Centers, Inc.*	One stop	SF +	6.50%	(k)	11.99%				01/2026	7,437	7,339	0.3	7,437
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.50%	(k)	11.99%				01/2026	2,170	2,142	0.1	2,170
Pinnacle Treatment Centers, Inc.#+	One stop	SF +	6.50%	(k)	11.99%				01/2026	1,515	1,495	0.1	1,515
Pinnacle Treatment Centers, Inc.#	One stop	SF +	6.50%	(k)	11.99%				01/2026	1,141	1,126	—	1,141
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(k)	11.99%				01/2026	684	675	—	684
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(j)	11.93%				01/2026	174	171	—	174
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(k)	11.99%				01/2026	180	178	—	180
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(k)	11.99%				01/2026	103	102	—	103
Pinnacle Treatment Centers, Inc.+	One stop	SF +	6.50%	(k)	11.99%				01/2026	36	36	—	36
Premise Health Holding Corp.+	One stop	SF +	5.50%	(k)	10.84%				03/2031	448	442	—	441
Premise Health Holding Corp.+(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(1)	—	(1)
Suveto Buyer, LLC+	One stop	SF +	4.25%	(j)	9.68%				09/2027	19,573	19,461	0.7	19,377
Suveto Buyer, LLC+	One stop	SF +	4.25%	(a)(j)	10.18%				09/2027	56	55	—	54
										330,778	336,809	12.6	327,074

Healthcare Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(l)	13.75%	09/2026	374	370	—	374
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(j)	10.83%	05/2028	5,169	5,133	0.2	5,131
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(j)	10.83%	05/2028	1,566	1,555	0.1	1,555
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.75%	(j)	11.08%	05/2028	628	614	—	628
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(j)	10.83%	05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(25)	—	—
Color Intermediate, LLC+	One stop	SF +	5.50%	(k)	10.91%	10/2029	11,606	11,424	0.4	11,606
Connexin Software, Inc.+	One stop	SF +	8.50%	(k)	13.95%	03/2027	9,965	9,891	0.4	9,965
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)	03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(k)	13.06%	01/2029	3,936	3,870	0.2	3,936
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	—
ESO Solution, Inc.+	One stop	SF +	7.00%	(k)	12.35%	05/2027	7,549	7,503	0.3	7,549
ESO Solution, Inc.+	One stop	SF +	7.00%	(k)	12.35%	03/2027	43	42	—	43
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(k)	11.15%	08/2026	6,090	6,075	0.2	6,090
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(k)	11.15%	08/2026	2,904	2,886	0.1	2,904
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(k)	11.15%	08/2026	1,913	1,905	0.1	1,913
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(k)	11.15%	08/2026	1,335	1,323	0.1	1,335
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(k)	11.15%	08/2026	625	622	—	625
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(k)	11.15%	08/2026	130	129	—	130
HSI Halo Acquisition, Inc.+	One stop	SF +	5.75%	(a)(k)	11.53%	09/2025	76	76	—	76

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(h)	10.44%				02/2031	$194	$191	—%	$192
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(3)	—	(3)
Neptune Holdings, Inc.+	One stop	SF +	6.00%	(l)	11.29%				09/2030	4,938	4,881	0.2	4,938
Neptune Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC+	One stop	SF +	5.75%	(k)	11.06%				05/2029	5,322	5,236	0.2	5,162
Plasma Buyer LLC+	One stop	SF +	5.75%	(k)	11.06%				05/2028	33	32	—	32
Plasma Buyer LLC+	One stop	SF +	6.25%	(k)	11.56%				05/2029	40	39	—	38
QF Holdings, Inc.+	One stop	SF +	5.75%	(k)	11.16%				12/2027	626	620	—	626
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(k)	10.15%				06/2027	14,736	14,664	0.6	14,736
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(k)	10.15%				06/2027	12,008	11,916	0.5	12,008
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(k)	10.15%				06/2027	1,433	1,423	0.1	1,433
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(k)	10.15%				06/2027	958	953	—	958
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(k)	10.15%				06/2027	150	150	—	150
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	10,952	10,900	0.4	11,034
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	10,661	10,436	0.4	10,741
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	7,024	6,990	0.3	7,076
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	1,806	1,797	0.1	1,820
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	1,605	1,598	0.1	1,617
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	1,204	1,198	—	1,213
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	1,004	999	—	1,011
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	803	799	—	809
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	160	159	—	161
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(k)	9.95%	cash/	3.50%	PIK	06/2025	86	84	—	86
Transaction Data Systems, Inc.*#+	One stop	SF +	4.25%	(k)	9.70%				02/2026	65,000	64,570	2.5	65,000
Transaction Data Systems, Inc.+(5)	One stop	SF +	4.25%		N/A(6)				02/2026	—	(2)	—	—
Veranex, Inc.+(24)	Senior secured	SF +	6.25%	(l)	10.40%	cash/	1.00%	PIK	04/2028	3,140	3,119	0.1	2,355
Veranex, Inc.+(24)	Senior secured	SF +	6.25%	(l)	10.47%	cash/	1.00%	PIK	04/2028	50	50	—	38
Veranex, Inc.+(24)	Senior secured	SF +	6.25%	(l)	10.59%	cash/	1.00%	PIK	04/2028	25	25	—	19
										197,891	196,239	7.6	197,134

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#+	One stop	SF +	6.00%	(k)	11.49%				08/2028	$9,143	$9,074	0.4%	$9,143
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(k)	11.47%				08/2028	307	304	—	307
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(k)	11.48%				08/2028	20	19	—	20
BJH Holdings III Corp.*#+	One stop	SF +	4.50%	(k)	9.98%				08/2025	49,938	50,297	1.9	49,438
BJH Holdings III Corp.+	One stop	SF +	4.50%	(k)	9.98%				08/2025	430	428	—	422
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(j)	10.68%				07/2025	5,426	5,459	0.2	5,426
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(j)	10.68%				07/2025	838	836	—	838
Davidson Hotel Company, LLC+	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC*#+	One stop	SF +	5.25%	(k)	10.70%				01/2027	9,247	9,226	0.4	9,177
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(k)	10.70%				01/2027	882	881	—	876
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(k)	10.70%				01/2027	878	870	—	872
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2027	—	—	—	—
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(k)	11.20%				01/2027	1,345	1,336	0.1	1,345
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(k)	11.21%				01/2027	450	437	—	450
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(k)	11.20%				01/2027	988	988	—	988
ESN Venture Holdings, LLC*	One stop	SF +	6.50%	(k)	11.80%				10/2028	3,606	3,568	0.2	3,606
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(k)	11.81%				10/2028	117	99	—	117
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(k)	11.80%				10/2028	32	31	—	32
ESN Venture Holdings, LLC+	One stop	SF +	6.50%	(k)	11.80%				10/2028	545	540	—	545
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(k)	10.33%				03/2027	454	450	—	452
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(j)	10.33%				03/2027	11	11	—	11
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(k)	11.31%				11/2027	155	152	—	155
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(3)	—	—
Harri US LLC+(24)	One stop	SF +	10.00%	(k)	11.49%	cash/	4.00%	PIK	08/2026	857	806	—	795
Harri US LLC+(24)	One stop	SF +	10.00%	(k)	11.49%	cash/	4.00%	PIK	08/2026	580	579	—	538
Harri US LLC+(24)	One stop	SF +	10.00%	(k)	11.49%	cash/	4.00%	PIK	08/2026	563	562	—	522
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	(1)
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(2)	—	(36)
Health Buyer, LLC+	Senior secured	SF +	5.25%	(k)	10.70%				04/2029	2,565	2,536	0.1	2,565
Health Buyer, LLC+	Senior secured	SF +	5.50%	(k)	10.80%				04/2029	1,165	1,140	0.1	1,165
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(6)	—	—
SSRG Holdings, LLC+	One stop	SF +	4.75%	(k)	10.20%				11/2025	985	980	0.1	985
SSRG Holdings, LLC+	One stop	SF +	4.75%	(k)	10.21%				11/2025	75	75	—	75
SSRG Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%				11/2025	118	117	—	118
Super REGO, LLC+(24)	Subordinated debt	N/A			15.00%	PIK			03/2030	50	49	—	49
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.25%	(k)	10.71%				09/2026	19,299	19,189	0.7	19,299
Tropical Smoothie Cafe Holdings, LLC*#	One stop	SF +	5.25%	(j)(k)	10.73%				09/2026	12,110	12,022	0.5	12,110
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)	10.71%				09/2026	5,292	5,259	0.2	5,292
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				09/2026	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC+	One stop	SF +	5.75%	(j)	11.08%				09/2026	499	494	—	499
YE Brands Holding, LLC+	One stop	SF +	5.75%	(k)	11.16%				10/2027	62	58	—	62
YE Brands Holding, LLC+	One stop	SF +	5.75%	(k)	11.16%				10/2027	4,925	4,883	0.2	4,925
YE Brands Holding, LLC+	One stop	SF +	5.50%	(j)	10.93%				10/2027	29	29	—	29
										133,986	133,772	5.1	133,211

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.+	One stop	SF +	5.50%	(k)	10.95%	03/2027	$3,684	$3,713	0.1%	$3,573
WU Holdco, Inc.+	One stop	SF +	5.50%	(k)	10.95%	03/2027	1,298	1,298	0.1	1,259
WU Holdco, Inc.+	One stop	SF +	5.50%	(k)	10.95%	03/2027	337	336	—	327
WU Holdco, Inc.+	One stop	SF +	5.50%	(k)	10.96%	03/2027	36	36	—	36
							5,355	5,383	0.2	5,195
Industrial Conglomerates
Arch Global CCT Holdings Corp.#+	Senior secured	SF +	4.75%	(k)	10.15%	04/2026	2,319	2,345	0.1	2,272
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(k)	10.15%	04/2026	148	147	—	145
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(k)	10.15%	04/2026	133	133	—	130
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)(k)	10.10%	04/2025	38	38	—	36
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(k)	11.15%	07/2027	3,863	3,812	0.2	3,863
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(1)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(k)	11.15%	07/2027	979	965	0.1	979
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(k)	11.15%	07/2027	231	226	—	231
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(2)	—	—
Essential Services Holdings Corporation+	One stop	SF +	5.75%	(k)	11.23%	11/2026	1,472	1,464	0.1	1,457
Essential Services Holdings Corporation+	One stop	SF +	5.75%	(k)	11.22%	11/2025	40	40	—	39
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(k)	11.16%	08/2029	8,179	8,060	0.3	8,097
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.75%	(c)	9.65%	08/2029	1,256	1,183	—	1,244
Excelitas Technologies Corp.+	One stop	SF +	5.75%	(k)	11.16%	08/2028	164	162	—	162
Excelitas Technologies Corp.+(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(2)	—	(2)
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.25%	(i)	11.82%	11/2027	7,961	7,847	0.3	7,961
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.20%	11/2027	7,219	7,873	0.3	7,219
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.20%	11/2027	3,551	3,446	0.1	3,551
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	12.07%	11/2027	500	491	—	501
Specialty Measurement Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	12.07%	11/2027	2,510	2,471	0.1	2,516
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(c)	10.45%	11/2027	2,934	2,921	0.1	2,941
							43,497	43,619	1.7	43,342

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.*#+	One stop	SF +	5.50%	(k)	10.96%				11/2029	$25,240	$24,943	1.0%	$24,862
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(k)	10.96%				11/2029	6,461	6,270	0.2	6,364
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(k)	10.97%				11/2029	5,537	5,485	0.2	5,454
Accession Risk Management Group, Inc.+	One stop	SF +	5.50%	(k)	10.96%				11/2029	1,495	1,482	0.1	1,473
Accession Risk Management Group, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(1)	—	(1)
Accession Risk Management Group, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(50)	—	—
Accession Risk Management Group, Inc.+	One stop	SF +	6.00%	(k)	11.31%				11/2029	2,199	2,171	0.1	2,199
Alera Group, Inc.+	One stop	SF +	6.00%	(j)	11.43%				10/2028	24,986	24,825	1.0	24,986
Alera Group, Inc.+	One stop	SF +	6.00%	(j)	11.43%				10/2028	7,101	7,031	0.3	7,101
Alera Group, Inc.+	One stop	SF +	6.00%	(j)	11.43%				10/2028	605	601	—	605
Alera Group, Inc.+	One stop	SF +	5.75%	(j)	11.18%				10/2028	25	23	—	29
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)	10.53%				07/2027	3,140	3,123	0.1	3,140
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(l)	10.53%				07/2027	935	933	—	935
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(k)(l)	10.53%				07/2027	780	775	—	780
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(k)	10.66%				07/2027	16	16	—	16
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.00%	(k)	10.31%				03/2028	187	183	—	183
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.00%	(k)	10.31%				03/2028	126	126	—	126
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.00%	(k)	10.31%				03/2028	17	17	—	17
Ben Nevis Midco Limited+(5)(8)(10)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(2)	—	(3)
Captive Resources Midco, LLC+(24)	One stop	SF +	5.25%	(j)	5.29%	cash/	5.79%	PIK	07/2029	10,376	10,230	0.4	10,376
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.+	One stop	SF +	7.50%	(k)	12.84%				03/2029	4,069	3,985	0.2	4,069
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%	(k)	10.83%				12/2030	231	229	—	229
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%	(k)	10.82%				12/2030	91	88	—	88
Illumifin Corporation+(24)	One stop	SF +	7.00%	(k)	12.57%	PIK			09/2027	3,115	3,081	0.1	2,648
Integrated Specialty Coverages, LLC+	One stop	SF +	6.00%	(j)(k)(l)	11.27%				07/2030	3,281	3,207	0.1	3,281
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(9)	—	—
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(k)	11.49%				08/2026	3,001	2,976	0.1	3,001
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(k)	11.24%				08/2026	2,384	2,371	0.1	2,378
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(k)	11.36%				08/2026	2,122	2,097	0.1	2,122
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(k)	11.49%				08/2026	1,494	1,482	0.1	1,494
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	5.80%	(k)	11.24%				08/2026	762	759	—	760
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(k)	11.24%				08/2026	460	459	—	459
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.05%	(k)	11.49%				08/2026	240	239	—	240
Integrity Marketing Acquisition, LLC+	Senior secured	SF +	6.02%	(k)	11.46%				08/2026	181	180	—	181
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.00%	(k)	11.34%				08/2026	347	327	—	347
J.S. Held Holdings, LLC#+	One stop	SF +	5.50%	(k)	10.95%				07/2025	6,322	6,314	0.2	6,260
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%				07/2025	1,456	1,447	0.1	1,441
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%				07/2025	1,408	1,397	0.1	1,394
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%				07/2025	546	544	—	541
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%				07/2025	17	17	—	17
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(k)	10.95%				07/2025	392	391	—	388
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	2,807	2,777	0.1	2,807

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	$947	$937	—%	$947
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	180	178	—	180
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	89	87	—	89
Keystone Agency Partners LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				05/2027	—	(4)	—	—
Majesco+	One stop	SF +	4.75%	(k)	10.05%				09/2028	19,431	19,267	0.8	19,431
Majesco+(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				02/2029	—	(3)	—	(6)
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(j)	12.93%				09/2025	31,733	31,594	1.2	31,099
Norvax, LLC+(8)	Senior secured	SF +	7.50%	(j)	12.93%				09/2025	9,607	9,530	0.4	9,415
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(j)	11.07%				11/2029	307	304	—	307
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%		N/A(6)				11/2029	—	—	—	—
Oakbridge Insurance Agency LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(1)	—	—
Paisley Bidco Limited+(8)(9)(10)	One stop	E +	6.75%	(c)	10.66%				03/2028	2,787	2,748	0.1	2,787
Paisley Bidco Limited+(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(31)	—	—
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.55%				05/2030	14,387	14,134	0.6	14,387
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.55%				05/2030	4,796	4,711	0.2	4,796
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.50%	(k)	10.95%				10/2028	10,896	10,825	0.4	10,759
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(k)	11.20%				10/2028	2,220	2,204	0.1	2,209
Patriot Growth Insurance Services, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(k)	11.06%				10/2028	75	70	—	70
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(g)	11.61%				02/2028	13,577	14,368	0.5	13,575
People Corporation+(8)(9)(12)	One stop	C +	5.75%	(g)	11.11%				02/2028	11,327	11,441	0.4	11,155
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(g)	11.61%				02/2028	4,432	4,813	0.2	4,432
People Corporation+(8)(9)(12)	One stop	C +	6.00%	(f)(g)	11.35%				02/2028	1,880	1,858	0.1	1,843
People Corporation+(5)(8)(9)(12)	One stop	C +	6.25%		N/A(6)				02/2027	—	(1)	—	—
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(k)	11.45%				10/2026	909	905	—	909
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(k)	11.45%				10/2026	763	758	—	763
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(k)	11.45%				10/2026	387	384	—	387
Sunstar Insurance Group, LLC+	Senior secured	SF +	6.00%	(j)	11.43%				10/2026	4	4	—	4
										254,686	253,611	9.7	252,324
Internet & Catalog Retail
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	14,784	14,709	0.5	13,897
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	8,653	8,609	0.3	8,134
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	4,290	4,269	0.2	4,033
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	2,585	2,572	0.1	2,430
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	1,666	1,656	0.1	1,566
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	391	390	—	368
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	43	41	—	40
Revalize, Inc.+	One stop	SF +	5.75%	(j)(k)	11.20%				04/2027	57	56	—	43
										32,469	32,302	1.2	30,511
IT Services
Acquia, Inc.+	One stop	SF +	7.00%	(l)	12.74%				10/2025	9,578	9,532	0.4	9,578
Acquia, Inc.+	One stop	SF +	7.00%	(l)	12.45%				10/2025	19	18	—	19
Acquia, Inc.+	One stop	SF +	7.00%	(k)	12.48%				10/2025	500	496	—	500
CivicPlus, LLC+(24)	One stop	SF +	6.50%	(k)	9.49%	cash/	2.50%	PIK	08/2027	6,399	6,354	0.3	6,399
CivicPlus, LLC+(24)	One stop	SF +	6.50%	(k)	9.49%	cash/	2.50%	PIK	08/2027	3,779	3,755	0.2	3,779
CivicPlus, LLC+(24)	One stop	SF +	6.50%	(k)	9.49%	cash/	2.50%	PIK	08/2027	2,999	2,978	0.1	2,999
CivicPlus, LLC+(24)	One stop	SF +	11.75%	(l)	17.00%	PIK			06/2034	254	249	—	254
CivicPlus, LLC+(5)	One stop	SF +	8.50%		N/A(6)				08/2027	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Critical Start, Inc.+(24)	One stop	SF +	6.75%	(k)	8.45%	cash/	3.63%	PIK	05/2028	$3,406	$3,384	0.1	$3,372
Critical Start, Inc.+(24)	One stop	SF +	6.75%	(k)	8.45%	cash/	3.63%	PIK	05/2028	1,554	1,530	0.1	1,539
Critical Start, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Delinea Inc.+	One stop	SF +	5.75%	(k)	11.20%				03/2028	16,328	16,191	0.6	16,165
Delinea Inc.#	One stop	SF +	5.75%	(k)	11.20%				03/2028	9,440	9,357	0.4	9,346
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	(2)
Goldcup 31018 AB+(8)(9)(17)(24)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	9,034	8,415	0.4	8,943
Goldcup 31018 AB+(8)(9)(17)(24)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	843	817	—	828
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation*+	One stop	SF +	5.00%	(k)	10.38%				06/2029	5,336	5,306	0.2	5,256
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(3)
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	—	—	(1)
Netwrix Corporation+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(4)	—	(3)
Optimizely North America, Inc.#+	One stop	SF +	5.25%	(k)	10.70%				04/2026	21,167	21,037	0.8	21,167
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.50%	(c)	9.40%				04/2026	19,039	19,814	0.7	19,039
Optimizely North America, Inc.*#	One stop	SF +	5.25%	(k)	10.70%				04/2026	11,751	11,755	0.5	11,751
Optimizely North America, Inc.*	One stop	SF +	5.25%	(k)	10.70%				04/2026	6,502	6,457	0.3	6,502
Optimizely North America, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				04/2026	—	(1)	—	—
PDQ Intermediate, Inc.+(24)	Subordinated debt	N/A			13.75%	PIK			10/2031	53	52	—	53
Recordxtechnologies, LLC#	One stop	SF +	6.50%	(j)	11.83%				12/2025	725	722	—	725
Recordxtechnologies, LLC+	One stop	SF +	6.50%	(j)	11.83%				12/2025	113	113	—	113
Recordxtechnologies, LLC+	One stop	SF +	6.50%	(j)	11.83%				12/2025	57	57	—	57
Recordxtechnologies, LLC+	One stop	SF +	6.50%	(j)	11.83%				12/2025	39	39	—	39
Red Dawn SEI Buyer, Inc.+(8)(9)	Senior secured	SN +	4.50%	(h)	9.69%				11/2025	21,463	23,209	0.8	21,446
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(k)	9.90%				11/2025	5,458	5,439	0.2	5,458
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(k)	9.65%				11/2025	725	723	—	725
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%	(k)	9.90%				11/2025	333	331	—	333
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%	(k)	9.65%				11/2025	129	129	—	129
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%		N/A(6)				11/2025	—	—	—	—
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%		N/A(6)				11/2025	—	—	—	—
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(k)	16.06%				10/2026	1,098	1,085	0.1	1,098
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(k)	16.06%				10/2026	347	347	—	347
ReliaQuest Holdings, LLC+	One stop	SF +	10.75%	(k)	16.06%				10/2026	123	122	—	123
Saturn Borrower Inc.+	One stop	SF +	6.50%	(k)	11.96%				09/2026	19,795	19,545	0.7	19,399
Saturn Borrower Inc.+	One stop	SF +	6.50%	(k)	11.96%				09/2026	103	102	—	101
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(1)	—	—
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%	(k)	12.33%				12/2030	455	448	—	455
WPEngine, Inc.+	One stop	SF +	6.50%	(k)	11.81%				08/2029	3,522	3,459	0.1	3,522
WPEngine, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(k)	11.84%				07/2027	500	490	—	500
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(k)	11.84%				07/2027	4,789	4,789	0.2	4,789
Zarya Holdco, Inc.+	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										187,755	188,634	7.2	186,837

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC+	One stop	SF +	5.25%	(j)	10.58%				03/2030	$273	$270	—%	$270
Movement Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(2)	—	(2)
WBZ Investment LLC#+(24)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	8,425	8,434	0.3	8,341
WBZ Investment LLC+(24)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	1,240	1,238	0.1	1,227
WBZ Investment LLC+(24)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	861	864	—	853
WBZ Investment LLC+(24)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	451	452	—	447
WBZ Investment LLC+(5)	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	(2)
										11,250	11,256	0.4	11,134
Life Sciences Tools & Services
Celerion Buyer, Inc.*#	One stop	SF +	6.50%	(k)	11.77%				11/2029	21,272	20,853	0.8	21,272
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(67)	—	—
PAS Parent Inc.*#+	One stop	SF +	5.00%	(j)	10.44%				12/2028	33,481	33,019	1.3	32,978
PAS Parent Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/2027	—	(6)	—	(5)
PAS Parent Inc.+	One stop	SF +	5.50%	(j)	10.93%				12/2028	241	234	—	241
Reaction Biology Corporation#	One stop	SF +	5.25%	(k)	10.70%				03/2029	7,902	7,845	0.3	6,954
Reaction Biology Corporation+	One stop	SF +	5.25%	(k)	10.70%				03/2029	181	179	—	159
Reaction Biology Corporation+	One stop	SF +	5.25%	(k)	10.70%				03/2029	120	119	—	106
Reaction Biology Corporation+	One stop	SF +	5.25%	(k)	10.70%				03/2029	150	149	—	132
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(j)	10.88%				08/2027	984	978	0.1	964
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(j)	10.88%				08/2027	831	821	—	814
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										65,162	64,123	2.5	63,614
Machinery
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(k)	10.83%				12/2030	375	372	—	375
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(k)	10.81%				12/2030	15	14	—	15
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(j)	10.83%				12/2029	6	5	—	6
Chase Industries, Inc.+(24)(25)	Senior secured	SF +	7.00%	(k)	10.95%	cash/	1.50%	PIK	05/2025	11,998	11,998	0.5	11,548
Chase Industries, Inc.+(24)(25)	Senior secured	SF +	7.00%	(k)	10.95%	cash/	1.50%	PIK	05/2025	981	981	—	944
Chase Industries, Inc.+(24)(25)	Senior secured	SF +	7.00%	(k)	10.95%	cash/	1.50%	PIK	05/2025	196	196	—	182
										13,571	13,566	0.5	13,070
Marine
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(k)	11.30%				04/2029	19,474	19,333	0.7	18,890
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(k)	11.30%				04/2029	430	426	—	417
Project Nike Purchaser, LLC+	One stop	SF +	6.00%	(k)	11.30%				04/2029	95	93	—	88
										19,999	19,852	0.7	19,395
Media
Triple Lift, Inc.+	One stop	SF +	5.75%	(k)	11.23%				05/2028	5,262	5,200	0.2	5,051
Triple Lift, Inc.+	One stop	SF +	5.75%	(k)	11.23%				05/2028	1,116	1,101	—	1,071
Triple Lift, Inc.+	One stop	SF +	5.75%	(k)	11.22%				05/2028	27	27	—	25
										6,405	6,328	0.2	6,147
Multiline Retail
Fleet Farm Group LLC*#+	One stop	SF +	7.00%	(k)	12.46%				12/2026	43,652	43,377	1.7	43,652

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.75%	(k)	12.16%				05/2025	$20,105	$20,140	0.8%	$20,105
3ES Innovation, Inc.+(8)(12)	One stop	SF +	6.75%	(j)	12.18%				05/2025	80	80	—	80
Envernus, Inc.+	One stop	SF +	5.50%	(j)	10.83%				12/2029	442	436	—	438
Envernus, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Project Power Buyer, LLC*#+	One stop	SF +	7.00%	(k)	12.30%				05/2026	39,861	39,447	1.5	39,861
Project Power Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										60,488	60,101	2.3	60,484
Paper & Forest Products
Messenger, LLC#+	One stop	SF +	5.75%	(k)	11.20%				12/2027	10,022	9,958	0.4	9,922
Messenger, LLC+	One stop	SF +	5.75%	(k)	11.21%				12/2027	98	97	—	97
Messenger, LLC+	One stop	SF +	5.75%	(k)	11.20%				12/2027	49	49	—	49
Messenger, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	(1)
										10,169	10,104	0.4	10,067
Personal Products
IMPLUS Footcare, LLC+(24)	One stop	SF +	8.75%	(k)	13.21%	cash/	1.00%	PIK	07/2025	30,496	30,509	1.1	28,819
IMPLUS Footcare, LLC+(24)	One stop	SF +	8.75%	(k)	13.21%	cash/	1.00%	PIK	07/2025	5,208	5,211	0.2	4,922
IMPLUS Footcare, LLC*+(24)	One stop	SF +	8.75%	(k)	13.21%	cash/	1.00%	PIK	07/2025	751	751	—	710
										36,455	36,471	1.3	34,451

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#	One stop	SF +	6.00%	(k)	11.30%				02/2029	$21,462	$21,063	0.8%	$21,462
ACP Ulysses Buyer, Inc.*	One stop	SF +	6.00%	(k)	11.30%				02/2029	928	906	—	928
Amalthea Parent, Inc.*#+(8)	One stop	SF +	5.00%	(l)	10.82%				03/2027	58,394	58,048	2.0	52,555
Amalthea Parent, Inc.+(5)(8)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(27)
Apothecary Products, LLC+	Senior secured	SF +	6.00%	(l)	11.39%				07/2025	2,437	2,420	0.1	2,437
Apothecary Products, LLC+(5)	Senior secured	SF +	6.00%		N/A(6)				07/2025	—	(5)	—	—
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.50%	(k)	10.81%				05/2029	16,921	16,672	0.6	16,583
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	11.06%				05/2029	2,800	2,756	0.1	2,772
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	11.06%				05/2029	1,142	1,115	0.1	1,117
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.75%	(k)	11.06%				05/2029	181	176	—	177
Caerus Midco 3 S.A.R.L.+(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(4)	—	(3)
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(j)	11.44%				10/2028	10,467	10,332	0.4	10,467
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(j)	11.44%				10/2028	3,509	3,463	0.2	3,509
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(j)	11.44%				10/2028	2,644	2,565	0.1	2,644
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(j)	11.44%				10/2027	46	45	—	46
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(h)	9.94%				08/2028	24,763	26,718	0.9	23,198
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(h)	11.19%				08/2028	3,437	3,262	0.1	3,374
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(h)	9.94%				08/2028	3,002	2,689	0.1	2,812
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(k)	11.30%				08/2028	2,613	2,573	0.1	2,568
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	4.75%	(h)	9.94%				08/2028	2,626	2,508	0.1	2,460
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
										157,372	157,298	5.7	149,074
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(j)	11.58%				05/2029	4,422	4,365	0.2	4,444
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(j)	10.83%				05/2029	489	479	—	479
bswift, LLC+	One stop	SF +	6.38%	(k)	11.70%				11/2028	5,074	4,952	0.2	5,163
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(k)(l)	10.45%				10/2027	5,338	5,299	0.2	5,338
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(l)	10.57%				10/2027	2,317	2,261	0.1	2,317
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(k)(l)	10.52%				10/2027	688	677	—	688
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(k)	10.68%				10/2027	63	61	—	63
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(k)	10.66%				10/2027	93	89	—	94
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(k)	10.34%				09/2028	3,459	3,407	0.1	3,407
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(k)	10.34%				09/2028	403	399	—	397
DISA Holdings Corp.+	One stop	SF +	5.00%	(k)	10.34%				09/2028	454	448	—	447
DISA Holdings Corp.+(24)	Subordinated debt	SF +	8.50%	(k)	11.83%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.+(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	(2)
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(k)	10.34%				09/2028	250	247	—	247
DISA Holdings Corp.+(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(1)	—	(1)
Eliassen Group, LLC+	One stop	SF +	5.50%	(k)	10.81%				04/2028	1,423	1,413	0.1	1,409
Eliassen Group, LLC+	One stop	SF +	5.50%	(k)	10.82%				04/2028	9	9	—	8
Filevine, Inc.+(24)	One stop	SF +	6.50%	(k)(l)	9.71%	cash/	2.50%	PIK	04/2027	5,470	5,424	0.2	5,524
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(k)	11.41%				09/2028	6,435	6,356	0.3	6,435
IG Investments Holdings, LLC+	One stop	SF +	6.00%	(k)	11.41%				09/2028	550	543	—	550
IG Investments Holdings, LLC+	One stop	SF +	6.00%		N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#	One stop	SF +	5.25%	(k)	10.71%				11/2028	7,479	7,444	0.3	7,254
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(k)	10.71%				11/2028	164	163	—	157
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(j)	11.18%				12/2025	13,034	12,987	0.5	12,903
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(j)	11.18%				12/2025	8,246	8,231	0.3	8,164

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.*	One stop	SF +	5.75%	(j)	11.18%	12/2025	$6,602	$6,622	0.3%	$6,536
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(j)	11.18%	12/2025	4,172	4,152	0.2	4,130
Net Health Acquisition Corp.*#	One stop	SF +	5.75%	(j)	11.18%	12/2025	1,152	1,150	—	1,141
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(j)	11.18%	12/2025	187	187	—	184
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(l)	11.66%	06/2025	11,416	11,436	0.4	11,416
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(l)	11.66%	06/2025	1,932	1,927	0.1	1,932
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(l)	11.66%	06/2025	139	139	—	139
PlanSource Holdings, Inc.+	One stop	SF +	6.25%		N/A(6)	06/2025	—	—	—	—
Procure Acquireco, Inc.#+	One stop	SF +	5.00%	(k)	10.49%	12/2028	17,367	17,250	0.7	17,367
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+	One stop	SF +	5.00%	(k)	10.45%	12/2028	73	72	—	73
Teaching Company, The+	One stop	SF +	5.75%	(k)	11.21%	01/2026	13,703	13,703	0.5	13,703
Teaching Company, The+	One stop	SF +	5.75%		N/A(6)	01/2026	—	—	—	—
							122,654	121,938	4.7	122,157
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	21,424	21,352	0.8	21,424
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(j)	10.93%	07/2025	19,131	19,114	0.8	19,131
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	13,185	13,163	0.5	13,185
Inhabit IQ Inc.*	One stop	SF +	5.50%	(j)	10.93%	07/2025	12,180	12,138	0.5	12,180
Inhabit IQ Inc.*#	One stop	SF +	5.50%	(j)	10.93%	07/2025	6,416	6,410	0.3	6,416
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	3,126	3,144	0.1	3,126
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(j)	10.93%	07/2025	1,374	1,373	0.1	1,374
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(j)	10.93%	07/2025	1,162	1,162	0.1	1,162
Inhabit IQ Inc.#+	One stop	SF +	5.50%	(j)	10.93%	07/2025	1,146	1,145	—	1,146
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	917	916	—	917
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	484	483	—	484
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	60	60	—	60
MRI Software LLC*+	One stop	SF +	5.50%	(k)	10.90%	02/2027	14,139	14,076	0.5	14,068
MRI Software LLC+	One stop	SF +	5.50%	(k)	10.90%	02/2027	5,322	5,290	0.2	5,296
MRI Software LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2027	—	(1)	—	(1)
MRI Software LLC+(5)	One stop	SF +	5.75%		N/A(6)	02/2027	—	(2)	—	—
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(h)	10.69%	08/2028	520	514	—	515
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(h)	10.69%	08/2028	18,446	20,093	0.7	18,293
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.89%	08/2028	8,019	8,153	0.3	7,952
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.89%	08/2028	1,947	2,179	0.1	1,930
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							128,998	130,762	5.0	128,658
Road & Rail
Channelside AcquisitionCo, Inc.+	One stop	SF +	6.38%	(j)	11.81%	07/2028	4,208	4,144	0.2	4,208
Channelside AcquisitionCo, Inc.+	One stop	SF +	6.75%	(j)	12.07%	07/2028	4,004	3,912	0.2	4,084
Channelside AcquisitionCo, Inc.+	One stop	P +	5.75%	(a)	14.25%	07/2026	22	20	—	22
Channelside AcquisitionCo, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(1)	—	—
Channelside AcquisitionCo, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(2)	—	—
Internet Truckstop Group LLC*#	One stop	SF +	5.00%	(k)	10.45%	04/2025	21,118	21,219	0.8	21,118
Internet Truckstop Group LLC+	One stop	SF +	5.00%	(k)	10.45%	04/2025	9,248	9,213	0.4	9,248
Internet Truckstop Group LLC+(5)	One stop	SF +	5.00%		N/A(6)	04/2025	—	(1)	—	—
							38,600	38,504	1.6	38,680

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.+	One stop	SF +	6.50%	(k)	11.81%				06/2029	$9,840	$9,767	0.4%	$9,840
Anaplan, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC#+	One stop	SF +	5.50%	(k)	10.95%				03/2027	39,601	39,311	1.5	39,204
Appfire Technologies, LLC+	One stop	P +	4.50%	(a)	13.00%				03/2027	53	52	—	51
Appfire Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(24)	—	(30)
Aras Corporation+(24)	One stop	SF +	6.75%	(k)	8.98%	cash/	3.25%	PIK	04/2027	14,931	14,861	0.6	14,931
Aras Corporation+	One stop	SF +	6.50%	(k)	11.98%				04/2027	92	91	—	92
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(h)	10.44%				06/2029	3,618	3,426	0.1	3,543
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(h)	10.44%				06/2029	1,888	1,737	0.1	1,849
Arrow Buyer, Inc.+	One stop	SF +	6.50%	(k)	11.80%				07/2030	16,319	15,934	0.6	16,319
Arrow Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				07/2030	—	(27)	—	—
Arrow Buyer, Inc.+	One stop	SF +	6.50%	(l)	11.70%				07/2030	1,070	1,064	—	1,070
Auvik Networks Inc.+(8)(12)(24)	One stop	SF +	6.25%	(k)	8.31%	cash/	3.25%	PIK	07/2027	500	495	—	500
Auvik Networks Inc.+(8)(12)(24)	One stop	SF +	6.25%	(k)	8.31%	cash/	3.25%	PIK	07/2027	7,334	7,297	0.3	7,334
Auvik Networks Inc.+(8)(12)(24)	One stop	SF +	6.25%	(k)	8.31%	cash/	3.25%	PIK	07/2027	1,314	1,306	0.1	1,314
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Avetta, LLC+	One stop	SF +	5.75%	(j)	11.08%				10/2030	4,568	4,472	0.2	4,568
Avetta, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(9)	—	—
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(k)	10.79%				04/2026	5,639	5,654	0.2	5,639
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(c)(d)	9.60%				04/2026	2,249	2,330	0.1	2,249
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(k)	10.79%				04/2026	267	266	—	267
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(l)	10.80%				04/2026	38	38	—	38
Axiom Merger Sub Inc.+	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(j)	11.83%				03/2031	138	135	—	136
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(2)	—	(2)
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(1)	—	(1)
Bayshore Intermediate #2, L.P.+(24)	One stop	SF +	7.50%	(k)	12.92%				10/2028	77,153	76,287	3.0	77,153
Bayshore Intermediate #2, L.P.+	One stop	SF +	6.75%	(j)	12.17%				10/2027	22	20	—	22
Bloomerang, LLC+	One stop	SF +	6.00%	(k)	11.30%				12/2029	334	330	—	330
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	(1)
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	(1)
Bonterra LLC+	One stop	SF +	7.25%	(k)	12.55%				09/2027	65,427	64,870	2.5	64,119
Bonterra LLC+(24)	One stop	SF +	8.00%	(k)	13.30%				09/2027	3,052	3,015	0.1	2,991
Bonterra LLC+	One stop	SF +	7.25%	(k)	12.56%				09/2027	104	102	—	100
Bottomline Technologies, Inc.+	One stop	SF +	5.25%	(j)	10.58%				05/2029	27,740	27,335	1.0	27,186
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(5)
Bottomline Technologies, Inc.+	One stop	SF +	5.75%	(j)	11.08%				05/2029	4,624	4,540	0.2	4,624
Bullhorn, Inc.*#+	One stop	SF +	5.50%	(j)	10.93%				09/2026	64,930	64,496	2.5	64,930
Bullhorn, Inc.+(8)(9)	One stop	SN +	5.75%	(h)	10.94%				09/2026	11,896	11,515	0.5	11,887
Bullhorn, Inc.+(8)(9)	One stop	E +	5.50%	(b)	9.33%				09/2026	4,593	4,624	0.2	4,593
Bullhorn, Inc.+	One stop	SF +	5.50%	(j)	10.93%				09/2026	210	209	—	210
Bullhorn, Inc.+	One stop	SF +	5.50%	(j)	10.93%				09/2026	94	94	—	94
Bullhorn, Inc.+	One stop	SF +	5.50%	(j)	10.93%				09/2026	75	75	—	75
Bullhorn, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				09/2026	—	(1)	—	—
Bullhorn, Inc.+(8)(9)	One stop	E +	5.50%	(b)	9.33%				09/2026	51	51	—	51
Bullhorn, Inc.+(8)(9)	One stop	E +	5.50%	(b)	9.33%				09/2026	51	51	—	51
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Burning Glass Intermediate Holdings Company, Inc.#+	One stop	SF +	5.00%	(j)	10.43%				06/2028	$9,671	$9,551	0.4%	$9,671
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2026	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(k)	12.57%				01/2029	5,437	5,303	0.2	5,437
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%	(k)	12.57%				01/2029	1,438	1,402	0.1	1,438
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.+	One stop	SF +	7.13%	(j)	12.45%				04/2027	53,683	53,275	2.1	53,683
Calabrio, Inc.+(5)	One stop	SF +	7.13%		N/A(6)				04/2027	—	(2)	—	—
Calabrio, Inc.+	One stop	SF +	7.13%	(j)	12.45%				04/2027	500	491	—	500
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(h)	11.44%				08/2030	3,235	3,197	0.1	3,232
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	6.25%	(e)	10.60%				08/2030	207	202	—	206
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(19)	—	—
Community Brands Parentco LLC+	One stop	SF +	5.50%	(j)	10.93%				02/2028	13,980	13,799	0.5	13,980
Community Brands Parentco LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	—
Coupa Holdings, LLC+	One stop	SF +	7.50%	(k)	12.81%				02/2030	22,905	22,423	0.9	22,905
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(22)	—	—
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(k)	12.06%				11/2030	452	445	—	447
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	—
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(j)	10.93%				10/2028	27,291	27,114	1.0	26,746
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(j)	10.93%				10/2028	2,302	2,279	0.1	2,255
Daxko Acquisition Corporation+	One stop	P +	4.50%	(a)	13.00%				10/2027	10	9	—	7
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(j)	10.93%				10/2028	138	130	—	115
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(h)	11.19%				08/2030	3,019	2,953	0.1	3,032
Denali Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(b)	9.83%				08/2030	747	736	—	751
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.50%		N/A(6)				08/2030	—	—	—	—
Denali Bidco Limited+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				08/2030	—	(12)	—	5
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	—	—	—
Diligent Corporation*#+	One stop	SF +	6.25%	(k)	11.71%				08/2025	84,968	84,934	3.3	84,968
Diligent Corporation+	One stop	SF +	5.75%	(k)	11.21%				08/2025	5,874	5,855	0.2	5,874
Diligent Corporation+	One stop	SF +	6.25%	(k)	11.71%				08/2025	143	143	—	143
Dragon UK Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(h)	11.19%				02/2029	14,636	15,116	0.5	14,186
Dragon UK Bidco Limited+(8)(9)(10)	One stop	CA +	6.00%	(m)	11.02%				02/2029	283	294	—	274
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(3)
Evergreen IX Borrower 2023, LLC+	One stop	SF +	6.00%	(k)	11.31%				09/2030	4,495	4,390	0.2	4,495
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(11)	—	—
FirstUp, Inc.+(24)	One stop	SF +	7.50%	(k)	8.55%	cash/	4.25%	PIK	07/2027	9,435	9,369	0.4	9,435
FirstUp, Inc.+(24)	One stop	SF +	7.50%	(k)	8.55%	cash/	4.25%	PIK	07/2027	895	884	—	895
FirstUp, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+(24)	One stop	SF +	6.75%	(k)	12.21%	PIK			07/2027	11,814	11,722	0.5	11,814
Gainsight, Inc.+(24)	One stop	SF +	6.75%	(k)	12.21%	PIK			07/2027	60	59	—	60
GS Acquisitionco, Inc.+	One stop	SF +	5.00%	(k)	10.30%				05/2028	83,325	83,046	3.2	82,908
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(2)
GS Acquisitionco, Inc.+	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTIV, LLC+	One stop	SF +	5.25%	(k)	10.65%				02/2029	$73,099	$72,592	2.8%	$73,099
GTIV, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(2)	—	—
GTY Technology Holdings, Inc.+(24)	One stop	SF +	7.13%	(k)	7.95%	cash/	4.45%	PIK	07/2029	145	144	—	145
GTY Technology Holdings, Inc.+(24)	One stop	SF +	6.88%	(k)	7.88%	cash/	4.30%	PIK	07/2029	3,308	3,262	0.1	3,275
GTY Technology Holdings, Inc.+(24)	One stop	SF +	6.88%	(k)	7.90%	cash/	4.30%	PIK	07/2029	2,160	2,125	0.1	2,138
GTY Technology Holdings, Inc.+(24)	One stop	SF +	6.88%	(k)	7.88%	cash/	4.30%	PIK	07/2029	396	393	—	392
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(5)	—	—
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	238	235	—	235
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	158	157	—	157
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	(1)	—	—
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(1)	—	(1)
Hyland Software, Inc.+	One stop	SF +	6.00%	(j)	11.33%				09/2030	4,938	4,869	0.2	4,888
Hyland Software, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.+	One stop	SF +	6.50%	(k)	11.80%				01/2030	457	448	—	448
Icefall Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(1)	—	(1)
ICIMS, Inc.+(24)	One stop	SF +	7.25%	(k)	8.71%	cash/	3.88%	PIK	08/2028	8,169	8,071	0.3	8,087
ICIMS, Inc.+	One stop	SF +	6.75%	(k)	12.05%				08/2028	11	10	—	9
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(16)
IQN Holding Corp. #+	One stop	SF +	5.25%	(k)	10.59%				05/2029	14,539	14,434	0.6	14,394
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. +(5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(22)	—	(1)
Island Bidco AB+(8)(9)(17)(24)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	6,638	6,390	0.3	6,638
Island Bidco AB+(8)(17)(24)	One stop	SF +	7.00%	(l)	8.68%	cash/	3.50%	PIK	07/2028	3,104	3,084	0.1	3,104
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%	(d)	10.38%				07/2028	30	30	—	30
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(l)	11.83%				07/2028	30	30	—	30
Juvare, LLC*	One stop	SF +	6.25%	(k)	11.74%				10/2026	7,526	7,486	0.3	7,375
Juvare, LLC+	One stop	SF +	6.25%	(k)	11.74%				10/2026	1,737	1,727	0.1	1,702
Juvare, LLC+	One stop	SF +	6.25%	(k)	11.74%				10/2026	548	541	—	537
Juvare, LLC+	One stop	SF +	6.25%	(k)	11.74%				04/2026	50	50	—	49
Kaseya Inc.+(24)	One stop	SF +	6.00%	(k)	8.81%	cash/	2.50%	PIK	06/2029	9,315	9,211	0.4	9,315
Kaseya Inc.+(24)	One stop	SF +	5.50%	(j)	10.83%				06/2029	68	66	—	68
Kaseya Inc.+(5)(24)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(5)	—	—
Kaseya Inc.+	One stop	SF +	5.50%	(k)	10.81%				06/2029	34	30	—	34
LeadsOnline, LLC+	One stop	SF +	6.00%	(k)	11.43%				02/2028	4,186	4,096	0.2	4,249
LeadsOnline, LLC+	One stop	SF +	6.00%	(k)	11.43%				02/2028	739	723	—	750
LeadsOnline, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Mindbody, Inc.+	One stop	SF +	7.00%	(k)	12.46%				09/2025	49,900	50,001	1.9	49,900
Mindbody, Inc.+	One stop	SF +	7.00%	(k)	12.46%				09/2025	1,717	1,715	0.1	1,717
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				09/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(j)	10.93%				12/2028	21,650	21,503	0.8	21,217
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(j)	10.93%				12/2028	186	185	—	182
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(j)	10.93%				12/2027	18	17	—	15
Navex TopCo, Inc.+	One stop	SF +	5.75%	(j)	11.07%				11/2030	460	451	—	450
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	(1)
Naviga Inc.+(7)	Senior secured	SF +	7.00%	(k)	12.40%				04/2024	108	108	—	83

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Matrix42 Holding GMBH+(8)(9)(13)	One stop	E +	6.00%	(c)	9.93%				07/2028	$7,057	$7,648	0.3%	$6,968
Matrix42 Holding GMBH+(5)(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	(1)
Matrix42 Holding GMBH+(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Matrix42 Holding GMBH+(8)(9)(13)	One stop	E +	6.25%	(c)	10.18%				07/2028	508	510	—	502
Matrix42 Holding GMBH+(8)(9)(13)	One stop	E +	6.25%		N/A(6)				12/2029	—	—	—	—
Panzura, LLC+(24)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	54	49	—	48
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(j)	10.83%				02/2031	335	330	—	330
PDI TA Holdings, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2031	—	(1)	—	(1)
PDI TA Holdings, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2031	—	(1)	—	(1)
Personify, Inc.*#+	One stop	SF +	5.25%	(k)	10.70%				09/2025	13,005	13,004	0.5	13,005
Personify, Inc.#	One stop	SF +	5.25%	(k)	10.70%				09/2025	8,037	8,008	0.3	8,037
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2025	—	—	—	—
Pineapple German Bidco GMBH+(8)(9)(19)(24)	One stop	E +	7.00%	(b)	10.83%	PIK			01/2031	311	308	—	307
Pineapple German Bidco GMBH+(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	—	—	—
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	(2)	—	(2)
PING Identity Holding Corp.+	One stop	SF +	7.00%	(j)	12.33%				10/2029	9,953	9,834	0.4	9,953
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(k)	13.47%				04/2027	23,748	23,606	0.9	23,036
Pluralsight, LLC+	One stop	SF +	8.00%	(k)	13.50%				04/2027	100	99	—	97
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(k)	12.05%				09/2028	4,221	4,193	0.2	4,221
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(k)	12.05%				09/2028	1,996	1,970	0.1	1,996
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(k)	12.05%				09/2028	844	839	—	844
ProcessUnity Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#+	One stop	SF +	4.75%	(k)	10.21%				05/2027	18,092	17,999	0.7	18,092
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.21%				05/2027	1,870	1,851	0.1	1,870
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.23%				05/2027	1,563	1,555	0.1	1,563
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.24%				05/2027	860	855	—	860
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.22%				05/2027	787	783	—	787
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.21%				05/2027	531	529	—	531
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.21%				05/2027	177	176	—	177
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.21%				05/2027	155	155	—	155
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.21%				05/2027	145	145	—	145
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.24%				05/2027	145	145	—	145
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(k)	10.21%				05/2027	57	57	—	57
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
QAD, Inc.+	One stop	SF +	5.38%	(j)	10.70%				11/2027	9,345	9,289	0.4	9,345
QAD, Inc.+(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	11.39%				06/2029	2,913	2,891	0.1	2,855
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	11.39%				06/2029	2,454	2,436	0.1	2,405
Quant Buyer, Inc.+	One stop	SF +	6.00%	(l)	11.39%				06/2029	1,996	1,981	0.1	1,956
Quant Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(68)	—	—
Rainforest Bidco Limited+(8)(9)(10)(24)	One stop	SN +	6.05%	(h)	8.69%	cash/	2.55%	PIK	07/2029	7,686	7,100	0.3	7,431
Rainforest Bidco Limited+(8)(10)(24)	One stop	SF +	6.05%	(i)	8.81%	cash/	2.55%	PIK	07/2029	1,437	1,423	0.1	1,391
Rainforest Bidco Limited+(8)(9)(10)(24)	One stop	SN +	6.05%	(h)	8.69%	cash/	2.55%	PIK	07/2029	565	524	—	546
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	4.00%	(h)	9.19%				07/2029	734	670	—	734
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(j)(l)	9.67%				12/2024	11,009	11,012	0.4	10,899
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(a)(l)	10.07%				12/2024	230	230	—	226

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC*+	One stop	SF +	5.50%	(k)	10.95%				12/2028	$10,050	$9,983	0.4%	$10,000
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(2)
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(k)	10.95%				12/2028	663	658	—	660
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(k)	10.80%				12/2028	266	263	—	263
Riskonnect Parent, LLC+	One stop	SF +	5.50%		N/A(6)				12/2028	—	—	—	—
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(j)	11.68%				05/2027	5,041	4,997	0.2	5,041
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.00%	(k)	11.31%				08/2029	9,827	9,675	0.4	9,729
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	9.44%				04/2029	33,161	30,489	1.3	33,160
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	9.68%				04/2029	2,710	2,618	0.1	2,716
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%		N/A(6)				04/2029	—	—	—	—
Sonatype, Inc.+	One stop	SF +	6.75%	(j)	12.17%				12/2025	40,459	40,327	1.6	40,459
Sonatype, Inc.+	One stop	SF +	6.75%	(j)	12.17%				12/2025	851	848	—	851
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#+(24)	One stop	SF +	8.50%	(j)	11.83%	cash/	2.00%	PIK	06/2027	31,866	31,511	1.2	30,910
Spartan Buyer Acquisition Co.+(24)	One stop	SF +	8.50%	(j)	11.83%	cash/	2.00%	PIK	06/2027	2,025	1,994	0.1	1,965
Spartan Buyer Acquisition Co.+(5)(24)	One stop	P +	7.50%	(a)	14.00%	cash/	2.00%	PIK	06/2027	1	(1)	—	(4)
Telesoft Holdings LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2025	873	867	—	873
Telesoft Holdings LLC+	One stop	SF +	6.25%	(j)	11.68%				12/2025	64	63	—	64
Telesoft Holdings LLC+	One stop	SF +	5.75%	(j)	11.18%				12/2025	5	4	—	5
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(k)	11.57%				07/2028	3,171	3,110	0.1	3,171
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(13)	—	—
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	3,400	3,409	0.1	3,196
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	899	895	—	845
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	563	561	—	530
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	423	421	—	397
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	155	155	—	146
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(l)	10.00%				12/2024	57	57	—	53
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(j)	11.43%				03/2025	15,005	15,026	0.6	15,005
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	6,788	6,756	0.3	6,788
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	5,924	5,876	0.2	5,924
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	4,118	4,106	0.2	4,118
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,739	1,751	0.1	1,739
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,688	1,700	0.1	1,688
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,645	1,656	0.1	1,645
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,590	1,596	0.1	1,590
Togetherwork Holdings, LLC*+	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,532	1,542	0.1	1,532
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,428	1,438	0.1	1,428
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,319	1,314	0.1	1,319
Togetherwork Holdings, LLC*#	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,170	1,173	—	1,170
Togetherwork Holdings, LLC#+	One stop	SF +	6.00%	(j)	11.43%				03/2025	644	649	—	644
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	446	445	—	446
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	431	430	—	431
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	250	249	—	250
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	62	63	—	62
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2025	57	57	—	57
Togetherwork Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(24)	One stop	N/A			4.50%	cash/	7.97%	PIK	05/2024	$9,267	$9,333	0.3%	$7,223
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(24)	One stop	N/A			4.50%	cash/	7.97%	PIK	05/2024	152	156	—	118
Vendavo, Inc.*#+	One stop	SF +	5.75%	(k)	11.17%				09/2027	19,314	19,215	0.7	18,154
Vendavo, Inc.+	One stop	P +	4.75%	(a)	13.25%				09/2027	84	83	—	75
WebPT, Inc.+	One stop	SF +	6.75%	(k)	12.19%				01/2028	626	620	—	620
Workforce Software, LLC+(24)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	29,486	29,658	1.1	29,191
Workforce Software, LLC+(24)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	5,218	5,203	0.2	5,166
Workforce Software, LLC+(24)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	3,696	3,670	0.1	3,659
Workforce Software, LLC+(24)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	108	108	—	107
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	—	—	(2)
Zendesk, Inc.+(24)	One stop	SF +	6.25%	(k)	11.57%				11/2028	20,480	20,171	0.8	20,480
Zendesk, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(39)	—	—
										1,360,137	1,347,978	52.1	1,348,624
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.25%	(k)	10.70%				02/2028	$22,115	$21,801	0.9%	$22,115
Ave Holdings III, Corp+	One stop	SF +	5.25%	(k)	10.70%				02/2028	397	394	—	397
Ave Holdings III, Corp+	One stop	SF +	5.25%	(k)	10.70%				02/2028	52	52	—	52
Ave Holdings III, Corp+(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(2)	—	—
Biscuit Parent, LLC+	One stop	SF +	4.75%	(k)	10.05%				02/2031	385	382	—	382
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	(1)
Cavender Stores L.P.+	Senior secured	SF +	5.00%	(k)	10.30%				10/2029	4,988	4,942	0.2	4,988
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	11,363	11,226	0.4	11,249
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	9,825	9,758	0.4	9,727
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	9,047	9,382	0.4	8,956
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	2,125	2,100	0.1	2,104
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	1,413	1,403	0.1	1,399
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	723	710	—	715
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	100	99	—	99
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	65	63	—	65
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	29	28	—	29
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	17	18	—	17
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	15	15	—	15
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	9	9	—	9
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	29	30	—	29
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	8	6	—	7
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	16	16	—	16
Cycle Gear, Inc.*#+	One stop	SF +	6.75%	(j)	12.18%				01/2026	46,529	46,438	1.7	43,271
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	39,108	39,138	1.3	33,437
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	22,721	22,710	0.8	19,426
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	5,817	5,840	0.2	4,973
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	5,282	5,280	0.2	4,516
Imperial Optical Midco Inc.+(24)	One stop	SF +	13.00%	(k)	7.96%	cash/	10.50%	PIK	05/2024	4,060	4,049	0.1	3,593
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	3,948	3,945	0.1	3,375
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	3,282	3,281	0.1	2,806
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	3,004	3,018	0.1	2,569
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	2,640	2,639	0.1	2,257
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	1,307	1,306	—	1,117
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	545	545	—	466
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	139	139	—	119
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	83	83	—	71
Imperial Optical Midco Inc.+(24)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	43	43	—	37
Imperial Optical Midco Inc.+(24)	One stop	SF +	13.00%	(k)	7.96%	cash/	10.50%	PIK	05/2024	1,617	1,617	0.1	1,666
Imperial Optical Midco Inc.+(24)	One stop	SF +	13.00%	(k)	7.96%	cash/	10.50%	PIK	05/2024	1,980	1,980	0.1	2,180
Imperial Optical Midco Inc.+	One stop	SF +	2.50%	(j)	7.93%				05/2024	1,313	1,313	0.1	1,647
PetVet Care Centers LLC+	One stop	SF +	6.00%	(j)	11.33%				11/2030	396	388	—	392
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(1)	—	(1)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	—	—	(1)
PPV Intermediate Holdings, LLC#+	One stop	SF +	5.75%	(k)	11.09%				08/2029	9,613	9,482	0.4	9,516
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			14.75%	PIK			08/2030	2,950	2,876	0.1	2,950
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	1,120	1,101	—	1,075
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	259	256	—	248

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	$47	$43	—%	$45
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	47	47	—	46
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	3,522	3,496	0.1	3,522
Salon Lofts Group, LLC+(5)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(28)	—	—
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	233	231	—	233
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	230	229	—	230
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	182	181	—	182
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	76	75	—	76
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	75	74	—	75
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	58	57	—	58
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	53	53	—	53
Salon Lofts Group, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(6)	—	—
Salon Lofts Group, LLC+(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(5)	—	—
Salon Lofts Group, LLC+(24)	Second lien	SF +	9.00%	(l)	14.25%				09/2029	1,820	1,797	0.1	1,820
Salon Lofts Group, LLC+	Second lien	SF +	9.00%	(l)	14.12%				09/2029	947	934	—	947
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(l)	11.37%				08/2028	104	103	—	104
Salon Lofts Group, LLC+	Second lien	SF +	9.00%	(k)	14.31%				09/2029	90	89	—	90
Salon Lofts Group, LLC+	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	70	70	—	70
SureWerx Purchaser III, Inc.+(8)	One stop	SF +	6.75%	(k)	12.05%				12/2029	20,490	20,068	0.8	20,490
SureWerx Purchaser III, Inc.+(8)	One stop	SF +	6.75%	(j)	12.08%				12/2028	21	20	—	21
SureWerx Purchaser III, Inc.+(5)(8)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(52)	—	—
Titan Fitness, LLC*#+(24)	One stop	SF +	7.25%	(j)(k)	10.24%	cash/	2.50%	PIK	10/2026	31,640	31,427	1.1	29,425
Titan Fitness, LLC+(24)	One stop	SF +	7.25%	(l)	10.47%	cash/	2.50%	PIK	10/2026	1,969	1,948	0.1	1,831
Titan Fitness, LLC+(24)	One stop	SF +	7.25%	(a)(j)(l)	10.60%	cash/	2.50%	PIK	10/2026	338	333	—	300
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.65%	(k)	10.96%				03/2028	8,216	8,134	0.3	8,216
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.15%				03/2028	7,306	8,280	0.3	7,300
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(k)	11.10%				04/2028	8,183	8,101	0.3	7,774
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(k)(l)	11.11%				04/2028	105	101	—	100
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(k)	11.07%				04/2028	15	14	—	10
										306,314	305,705	11.1	287,088

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+(24)	One stop	SF +	6.75%	(l)	11.43%	cash/	0.75%	PIK	12/2024	$5,438	$5,438	0.2%	$5,552
Agility Recovery Solutions Inc.+(24)	One stop	SF +	6.75%	(a)(l)	11.63%	cash/	0.75%	PIK	12/2024	838	838	—	861
										6,276	6,276	0.2	6,413
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(l)	11.22%				03/2028	1,954	1,938	0.1	1,915
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(l)	11.22%				03/2028	974	966	—	954
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(l)	11.22%				03/2028	855	848	—	838
Dollfus Mieg Company, Inc.+(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	—	—	(1)
Elite Sportswear, L.P.+(24)	Senior secured	SF +	6.25%	(k)	11.81%				09/2025	9,970	9,913	0.4	9,970
Elite Sportswear, L.P.+(24)	Senior secured	SF +	6.25%	(k)	11.81%				09/2025	4,007	3,984	0.2	4,007
Elite Sportswear, L.P.+(24)	Senior secured	SF +	6.25%	(k)	11.81%				09/2025	2,063	2,050	0.1	2,063
Elite Sportswear, L.P.*+(24)	Senior secured	SF +	6.25%	(k)	11.81%				09/2025	684	680	—	684
Elite Sportswear, L.P.+(24)	Senior secured	SF +	6.25%	(k)	11.81%				09/2025	314	311	—	314
Elite Sportswear, L.P.*+(24)	Senior secured	SF +	6.25%	(k)	11.81%				09/2025	300	298	—	300
Elite Sportswear, L.P.+(24)	Senior secured	SF +	6.25%	(k)	11.82%				09/2025	598	591	—	598
Elite Sportswear, L.P.+(24)	Senior secured	SF +	6.25%	(k)	11.82%				09/2025	21	20	—	21
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(k)	10.95%				05/2024	9,458	9,452	0.4	9,482
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(k)	10.95%				05/2024	6,408	6,404	0.3	6,424
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(k)	10.95%				05/2024	992	991	0.1	994
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(k)	10.95%				05/2024	891	891	—	893
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(k)	10.95%				05/2024	625	625	—	627
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(k)	10.95%				05/2024	2	2	—	2
SHO Holding I Corporation+(7)(24)	Senior secured	SF +	5.25%	(a)(j)(k)	10.83%				04/2024	3,957	3,913	0.1	3,284
SHO Holding I Corporation+(7)(24)	Senior secured	SF +	5.00%	(k)	10.52%				04/2024	96	96	—	80
SHO Holding I Corporation+(7)(24)	Senior secured	SF +	5.23%	(a)(j)(k)	10.81%				04/2024	67	67	—	56
SHO Holding I Corporation+(24)	Senior secured	P +	3.00%	(a)	11.50%				04/2024	—	—	—	—
SHO Holding I Corporation+(7)(24)	Senior secured	SF +	5.23%	(a)(j)(k)	11.52%				04/2024	2	—	—	2
										44,238	44,040	1.7	43,507
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(k)	11.70%				06/2028	18,827	18,600	0.7	17,745
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(k)	11.70%				06/2028	15,016	14,819	0.6	14,153
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(k)	11.95%				06/2028	4,093	4,000	0.1	3,888
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(k)	11.70%				06/2028	451	445	—	425
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(k)	11.70%				06/2028	448	443	—	423
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(33)	—	—
										38,835	38,274	1.4	36,634
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(k)	10.21%				06/2027	16,751	16,661	0.7	16,583
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(k)	10.21%				06/2027	79	78	—	78
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)(k)	10.24%				06/2027	33	32	—	31
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(l)	9.86%				11/2026	2,093	2,076	0.1	2,067
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.93%				11/2026	205	204	—	202
Vessco Midco Holdings, LLC+	Senior secured	SF +	5.25%	(l)	10.62%				11/2026	62	55	—	62
Vessco Midco Holdings, LLC+	Senior secured	P +	3.50%	(a)	12.00%				10/2026	—	—	—	—
Vessco Midco Holdings, LLC+	Senior secured	SF +	5.00%	(l)	10.36%				11/2026	519	514	—	519
										19,742	19,620	0.8	19,542
Total non-controlled/non-affiliate company debt investments										5,056,287	5,036,044	191.8	4,973,447

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (20)(21)
Aerospace and Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		N/A	66	$664	—%	$641
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	40	—	65
							704	—	706
Auto Components
Polk Acquisition Corp.+	LP Interest	N/A	N/A		N/A	5	314	—	—

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	730	—	550
Go Car Wash Parent, Corp.+(22)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	96	—	97
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		N/A	—	50	—	7
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	330	—	398
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	61	—	82
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	141	69	—	352
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	508	0.1	978
Yorkshire Parent, Inc.+	LP units	N/A	N/A		N/A	—	345	—	356
							2,189	0.1	2,820
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP units	N/A	N/A		N/A	3	32	—	32
Cobepa BlueSky Aggregator, SCSp+	LP Interest	N/A	N/A		N/A	177	1,769	—	745
							1,801	—	777
Building Products
BECO Holding Company, Inc.+(22)	Preferred stock	N/A	11.75%	Non-Cash	N/A	10	1,160	0.1	1,238
BECO Holding Company, Inc.+	LP Interest	N/A	N/A		N/A	2	196	—	250
							1,356	0.1	1,488
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A		N/A	2	1,960	—	1,019
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		N/A	—	124	—	—
							2,084	—	1,019
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP Interest	N/A	N/A		N/A	540	540	—	706
EGD Security Systems, LLC +	Common stock	N/A	N/A		N/A	855	405	0.1	2,513
FR Vision Holdings, Inc.+	LP units	N/A	N/A		N/A	—	286	—	319
Franchise Brands plc+(8)(9)(10)(22)(23)	Common stock	N/A	N/A		N/A	51	114	—	111
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	359	359	—	584
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		N/A	8	767	0.1	920
Radwell Parent, LLC+	LP units	N/A	N/A		N/A	2	233	—	318
							2,704	0.2	5,471

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	49	$25	—%	$66
Diversified Consumer Services
CHHJ Midco, LLC+(22)	LLC units	N/A	N/A		N/A	19	193	—	300
DP Flores Holdings, LLC+	LLC units	N/A	N/A		N/A	70	70	—	91
EMS LINQ, LLC+	LP Interest	N/A	N/A		N/A	525	525	—	497
EWC Growth Partners LLC+	LLC interest	N/A	N/A		N/A	—	12	—	2
HS Spa Holdings, Inc.+	Common stock	N/A	N/A		N/A	479	479	—	496
Liminex, Inc.+	Common stock	N/A	N/A		N/A	12	434	—	620
NSG Buyer, Inc. +(8)	LP units	N/A	N/A		N/A	2	1,985	0.1	2,269
PADI Holdco, Inc.+	LLC interest	N/A	N/A		N/A	1	987	0.1	895
Project Alpha Intermediate Holdings, Inc.+(22)	Preferred stock	N/A	9.00%	Non-Cash	N/A	—	1,072	0.1	1,597
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A		N/A	202	329	—	879
Virginia Green Acquisition, LLC+	LP units	N/A	N/A		N/A	257	257	—	271
							6,343	0.3	7,917
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A		N/A	—	372	—	51
Inventus Power, Inc.+	LLC units	N/A	N/A		N/A	—	88	—	276
Inventus Power, Inc.+	LP Interest	N/A	N/A		N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A		N/A	—	—	—	—
							480	—	388

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	N/A	43	$699	—%	$732
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A	N/A	5	603	0.1	1,066
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	40
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	9
Mendocino Farms, LLC+(22)	Common stock	N/A	N/A	N/A	168	646	—	1,022
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	32	389	—	142
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	20	—	35
						2,635	0.1	3,046
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	77	102	—	171
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	4	9	—	9
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	3	5	—	6
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	3
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	N/A	—	1	—	1
Kodiak Cakes, LLC+	Common stock	N/A	N/A	N/A	—	472	—	423
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	N/A	—	483	—	284
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	N/A	—	13	—	25
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	N/A	—	21	—	23
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	N/A	4	356	—	220
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.2	4,276
						2,413	0.2	5,445
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP Interest	N/A	N/A	N/A	—	77	—	92
Blue River Pet Care, LLC+	Common stock	N/A	N/A	N/A	—	76	—	225
CCSL Holdings, LLC+(8)	LP Interest	N/A	N/A	N/A	—	336	—	378
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	—	132	—	193
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	3	3	—	271
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	—
JHC Investment Intermediate Holdings, LLC+	LLC units	N/A	N/A	N/A	5,293	—	—	54
						893	—	1,213
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$704
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	5,057
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	3,091
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		N/A	2	1,119	0.1	1,526
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	129	132	—	175
CRH Healthcare Purchaser, Inc.+	LP Interest	N/A	N/A		N/A	429	327	—	475
DCA Investment Holding, LLC(22)	Preferred stock	N/A	8.00%	Non-Cash	N/A	1,142	607	0.1	1,263
DCA Investment Holding, LLC	Common stock	N/A	N/A		N/A	12	5	—	41
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	648	—	687
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	61	—	83
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	9	4	—	—
Encorevet Group LLC+	Common stock	N/A	N/A		N/A	—	15	—	14
Encorevet Group LLC+	LLC units	N/A	N/A		N/A	—	11	—	7
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		N/A	185	212	—	354
Midwest Veterinary Partners, LLC+(22)	Preferred stock	N/A	12.00%	Non-Cash	N/A	1	1,246	0.1	1,331
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	6	—	—	321
Midwest Veterinary Partners, LLC+(22)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	33	—	45
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	567
NDX Parent, LLC+	Common stock	N/A	N/A		N/A	—	272	—	39
NDX Parent, LLC+	Preferred stock	N/A	N/A		N/A	40	40	—	49
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		N/A	—	321	—	264
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	—	828
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	0.1	1,143
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	85
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	338
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	530
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		N/A	6	562	—	373
							11,290	0.7	19,390

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Connexin Software, Inc.+	LLC interest	N/A			N/A		N/A	154	$193	—%	$207
Connexin Software, Inc.+	LLC units	N/A			N/A		N/A	10	13	—	17
HSI Halo Acquisition, Inc.+(22)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	44	—	176
HSI Halo Acquisition, Inc.+	LP Interest	N/A			N/A		N/A	—	5	—	72
Symplr Software, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	12	14,225	0.6	14,656
Symplr Software, Inc.+(22)	Preferred stock	SF +	10.50%	(k)	15.80%	Non-Cash	N/A	2	3,774	0.2	5,055
Symplr Software, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	1,748	0.1	1,946
Symplr Software, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,068	0.1	1,137
Symplr Software, Inc.+	LLC units	N/A			N/A		N/A	—	161	—	210
Symplr Software, Inc.+	Common stock	N/A			N/A		N/A	177	—	—	977
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		N/A	348	2,824	0.1	3,267
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	169	871	—	620
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	53	162	—	58
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	1	8	—	12
									25,096	1.1	28,410
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP Interest	N/A			N/A		N/A	206	188	—	468
Harri US LLC+	LLC units	N/A			N/A		N/A	83	658	—	496
Harri US LLC+	Preferred stock	N/A			N/A		N/A	71	456	—	412
Harri US LLC+	Warrant	N/A			N/A		N/A	24	106	—	138
Harri US LLC+	Preferred stock	N/A			N/A		N/A	67	759	—	814
Harri US LLC+	Warrant	N/A			N/A		N/A	4	—	—	52
LMP TR Holdings, LLC	LLC units	N/A			N/A		N/A	712	712	0.1	2,282
SSRG Holdings, LLC+	LP Interest	N/A			N/A		N/A	6	61	—	91
Tropical Smoothie Cafe Holdings, LLC+	LP Interest	N/A			N/A		N/A	5	69	0.1	1,101
									3,009	0.2	5,854
Insurance
Accession Risk Management Group, Inc.+(22)	Preferred stock	N/A			13.25%	Non-Cash	N/A	3	2,855	0.1	2,892
Majesco+(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	334	—	417
Majesco+	LP Interest	N/A			N/A		N/A	69	—	—	211
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		N/A	13	259	—	265
									3,448	0.1	3,785
Internet and Catalog Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	17	17,025	0.8	19,865
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	10	10,219	0.5	11,923
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	7	7,034	0.3	7,375
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	1	1,104	—	1,243
									35,382	1.6	40,406

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Appriss Health Intermediate Holdings, Inc+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	$2,423	0.1%	$2,484
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	587	462	0.2	4,838
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	154	423	0.1	1,269
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	35	291	—	291
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A			N/A		N/A	202	159	0.1	1,547
Critical Start, Inc.+	Common stock	N/A			N/A		N/A	225	225	—	304
Kentik Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	192	1,103	0.1	1,103
Netwrix Corporation+	LLC units	N/A			N/A		N/A	5	10	—	18
Optimizely North America, Inc.+	Common stock	N/A			N/A		N/A	75	807	—	1,162
Red Dawn SEI Buyer, Inc.+	LP Interest	N/A			N/A		N/A	13	13	—	26
Saturn Borrower Inc.+	LP units	N/A			N/A		N/A	346	346	—	182
									6,262	0.6	13,224
Leisure Products
Massage Envy, LLC+	LLC interest	N/A			N/A		N/A	749	210	0.1	1,784
Movement Holdings, LLC+	LLC units	N/A			N/A		N/A	—	50	—	50
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	67	117	—	121
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	46	80	—	82
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	38	65	—	67
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	33	58	—	60
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	15	24	—	26
WBZ Investment LLC+	LLC interest	N/A			N/A		N/A	2	2	—	2
									606	0.1	2,192
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	930	930	0.1	930
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	930	—	—	552
PAS Parent Inc.+	LP Interest	N/A			N/A		N/A	9	933	0.1	996
PAS Parent Inc.+	Preferred stock	N/A			N/A		N/A	1	139	—	180
Reaction Biology Corporation+	LLC units	N/A			N/A		N/A	—	265	—	152
									2,267	0.2	2,810
Oil, Gas and Consumable Fuels
W3 Co.+	LLC interest	N/A			N/A		N/A	3	1,632	0.1	2,205
W3 Co.+	Preferred stock	N/A			N/A		N/A	—	224	—	273
									1,856	0.1	2,478
Paper and Forest Products
Messenger, LLC+	LLC units	N/A			N/A		N/A	3	312	—	226
Messenger, LLC+	LLC units	N/A			N/A		N/A	—	—	—	—
									312	—	226
Pharmaceuticals
Amalthea Parent, Inc.+(8)	LP Interest	N/A			N/A		N/A	502	502	—	256
Cobalt Buyer Sub, Inc.+(22)	Preferred stock	SF +	10.00%	(k)	15.30%	Non-Cash	N/A	8	9,877	0.4	11,064
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A			N/A		N/A	—	168	—	196
Cobalt Buyer Sub, Inc.+	Common stock	N/A			N/A		N/A	2	2	—	—
									10,549	0.4	11,516

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A			N/A		N/A	—	$216	—%	$234
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		N/A	56	574	—	574
Filevine, Inc.+	Preferred stock	N/A			N/A		N/A	221	1,401	0.1	2,052
Filevine, Inc.+	Warrant	N/A			N/A		N/A	90	90	—	118
Filevine, Inc.+	Warrant	N/A			N/A		N/A	33	49	—	239
Net Health Acquisition Corp.+	LP Interest	N/A			N/A		N/A	13	1,509	0.1	1,642
Procure Acquireco, Inc.+	LP Interest	N/A			N/A		N/A	—	486	—	615
									4,325	0.2	5,474
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		N/A	62	434	—	996
SC Landco Parent, LLC+	Common stock	N/A			N/A		N/A	2	274	—	254
									708	—	1,250
Road & Rail
Internet Truckstop Group LLC+	LP Interest	N/A			N/A		N/A	408	447	—	406

Software
Anaplan, Inc.+	LP Interest	N/A			N/A		N/A	385	385	—	564
Aras Corporation+(22)	Preferred stock	N/A			12.00%	Non-Cash	N/A	1	1,240	0.1	1,387
Aras Corporation+	LP Interest	N/A			N/A		N/A	306	306	—	418
Astute Holdings, Inc.+	LP Interest	N/A			N/A		N/A	—	304	—	723
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	26	256	—	347
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	3	29	—	39
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		N/A	4,095	4,095	0.2	4,129
Calabrio, Inc.+	LP Interest	N/A			N/A		N/A	1	769	0.1	958
Calabrio, Inc.+	LP Interest	N/A			N/A		N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	149	1,663	0.1	1,762
Cloudbees, Inc.+	Warrant	N/A			N/A		N/A	131	247	—	1,040
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	71	466	—	721
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		N/A	145	509	—	657
Denali Bidco Limited+(8)(10)	LP Interest	N/A			N/A		N/A	258	335	—	408
Diligent Corporation+(22)	Preferred stock	N/A			10.50%	Non-Cash	N/A	17	19,980	0.8	21,542
Diligent Corporation+	Preferred stock	N/A			N/A		N/A	415	912	0.1	2,702
FirstUp, Inc.+	Common stock	N/A			N/A		N/A	221	541	—	365
GS Acquisitionco, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	26	30,512	1.2	31,631
GS Acquisitionco, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	1,834	0.1	1,851
GS Acquisitionco, Inc.+	LP Interest	N/A			N/A		N/A	1	170	0.1	1,115
GS Acquisitionco, Inc.+(22)	Preferred stock	SF +	10.50%	(k)	15.80%	Non-Cash	N/A	—	54	—	55
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		N/A	48	48	—	78
Impartner, Inc.+	Preferred stock	N/A			N/A		N/A	28	226	—	211
Kaseya Inc.+(22)	Preferred stock	SF +	10.75%	(k)	16.05%	Non-Cash	N/A	2	2,019	0.1	2,111
Kaseya Inc.+	LP Interest	N/A			N/A		N/A	100	100	—	110
MetricStream, Inc.+	Warrant	N/A			N/A		N/A	168	263	—	167
Ministry Brands Holdings LLC+	LP Interest	N/A			N/A		N/A	438	439	—	400

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
mParticle, Inc.+	Preferred stock	N/A			N/A		N/A	162	$1,060	0.1%	$960
mParticle, Inc.+	Warrant	N/A			N/A		N/A	80	16	—	326
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		N/A	4	9	—	11
Onit, Inc.+(22)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	51	—	57
Onit, Inc.+	Warrant	N/A			N/A		N/A	—	6	—	8
Panzura, LLC+	LLC units	N/A			N/A		N/A	1	4	—	2
PDI TA Holdings, Inc.+	Preferred stock	N/A			N/A		N/A	92	2,846	0.2	3,523
Personify, Inc.+	LP Interest	N/A			N/A		N/A	716	942	0.1	1,973
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A			N/A		N/A	184	184	—	360
QAD, Inc.+(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	239	—	262
QAD, Inc.+	Common stock	N/A			N/A		N/A	15	0	—	29
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	—	331	—	100
RegEd Aquireco, LLC+	LP Interest	N/A			N/A		N/A	3	21	—	0
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		N/A	—	20	—	26
Riskonnect Parent, LLC+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	18	21,473	0.8	20,178
Riskonnect Parent, LLC+	LP Interest	N/A			N/A		N/A	857	859	0.1	1,030
Riskonnect Parent, LLC+(22)	Preferred stock	SF +	10.50%	(k)	15.80%	Non-Cash	N/A	—	411	—	428
SnapLogic, Inc.+	Preferred stock	N/A			N/A		N/A	278	695	0.1	1,508
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	106	75	—	385
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		N/A	1	623	—	368
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		N/A	—	71	—	84
Telesoft Holdings LLC+	LP Interest	N/A			N/A		N/A	6	6	—	6
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	45	—	62
Workforce Software, LLC+(22)	Common stock	N/A			N/A		N/A	—	973	—	652
Workforce Software, LLC+	Common stock	N/A			N/A		N/A	—	36	—	43
Zendesk, Inc.+	LP units	N/A			N/A		N/A	45	454	—	632
									99,152	4.3	108,504

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(22)	Preferred stock	N/A	11.50%	Non-Cash	N/A	9	$10,263	0.4%	$9,294
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	1	1,129	—	921
Batteries Plus Holding Corporation+	LP Interest	N/A	N/A		N/A	10	1,287	0.1	1,424
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	2,002	481	—	20
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		N/A	50	50	—	100
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		N/A	—	122	—	—
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		N/A	—	46	—	—
Imperial Optical Midco Inc.+	Common stock	N/A	N/A		N/A	—	—	—	—
Pet Holdings ULC+(8)(12)(22)	LP Interest	N/A	N/A		N/A	677	450	—	1,081
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	87	—	84
Southern Veterinary Partners, LLC+(22)	Preferred stock	N/A	12.00%	Non-Cash	N/A	5	6,026	0.3	6,540
Southern Veterinary Partners, LLC+(22)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	823	0.1	1,297
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	188	0.2	5,386
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	37	—	19
							20,989	1.1	26,166
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	197

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(22)	LLC interest	N/A	N/A		N/A	20	239	—	480
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		N/A	40	218	—	118
R.G. Barry Corporation+	Preferred stock	N/A	N/A		N/A	—	161	—	317
							618	—	917

Total non-controlled/non-affiliate company equity investments							250,861	11.7	303,561

Total non-controlled/non-affiliate company investments							5,286,905	203.5	5,277,008

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(26)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(24)	One stop	SF +	1.00%	(k)	6.30%				06/2026	$6,960	$6,958	0.2%	$5,081
Abita Brewing Co., L.L.C.+(7)(24)	Second lien	SF +	8.00%	(k)	13.30%				06/2026	4,519	3,724	0.1	1,243
Abita Brewing Co., L.L.C.+(24)	One stop	SF +	1.00%	(k)	6.33%				06/2026	535	535	—	372
										12,014	11,217	0.3	6,696
Energy, Equipment & Services
Benetech, Inc.+(7)(24)	One stop	SF +	6.00%	(k)	11.45%				08/2026	4,383	3,623	—	1,315
Benetech, Inc.+(5)(7)(24)	One stop	SF +	6.00%	(k)	11.45%				08/2026	1,000	773	—	(79)
										5,383	4,396	—	1,236
Healthcare Providers and Services
Bayside Opco, LLC+(24)	One stop	SF +	7.25%	(k)	12.70%				06/2026	12,903	12,819	0.5	12,903
Bayside Opco, LLC+(24)	Subordinated debt	SF +	10.00%	(k)	15.45%				06/2026	4,668	4,105	0.1	4,155
Bayside Opco, LLC+(24)	One stop	SF +	7.25%	(k)	12.70%				06/2026	4,564	4,387	0.2	4,427
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(24)	One stop	SF +	5.25%	(k)	10.70%	PIK			09/2024	13,703	12,337	0.2	5,207
Elite Dental Partners LLC+(7)(24)	One stop	SF +	12.00%	(k)	17.45%	PIK			09/2024	7,358	6,288	0.1	3,532
Elite Dental Partners LLC+(24)	One stop	SF +	5.25%	(k)	10.70%	PIK			09/2024	1,477	1,477	0.1	1,477
Opening Day Borrower 111 LLC+(7)(24)	One stop	SF +	6.25%	(k)	11.70%				05/2027	14,307	12,284	0.5	12,017
Opening Day Borrower 111 LLC+(7)(24)	One stop	SF +	6.25%	(k)	11.70%				05/2027	5,467	4,808	0.2	4,593
Opening Day Borrower 111 LLC+(7)	One stop	SF +	6.25%	(k)	11.71%				05/2027	978	978	—	717
SPF Borrower LLC+(24)	One stop	SF +	6.25%	(k)	9.70%	cash/	2.00%	PIK	02/2028	16,110	16,110	0.6	16,110
SPF Borrower LLC+	One stop	SF +	9.50%	(k)	14.95%				02/2028	8,030	8,030	0.3	8,030
SPF Borrower LLC+	One stop	SF +	6.25%		N/A(6)				02/2028	—	—	—	—
										89,565	83,623	2.8	73,168
Software
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2024	6,627	6,627	0.2	5,169
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2024	554	554	—	431
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2024	42	42	—	32
Switchfly LLC+(5)	One stop	SF +	8.50%	(k)	14.09%				10/2024	2	2	—	(47)
										7,225	7,225	0.2	5,585

Total non-controlled/affiliate company debt investments										114,187	106,461	3.3	86,685

Equity investments(20)(21)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A				N/A	210	$—	—%	$—

Healthcare Providers and Services
Bayside Opco, LLC+	LLC units	N/A			N/A				N/A	6	2,592	0.1	3,012
Elite Dental Partners LLC	LLC interest	N/A			N/A				N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A			N/A				N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A			N/A				N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LLC units	N/A			N/A				N/A	163	7,239	0.2	5,962
SPF Borrower LLC+	LLC units	N/A			N/A				N/A	—	9,347	0.4	9,347
											23,330	0.7	18,321
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	$2,320	—%	$409
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	541
							3,270	—	950

Total non-controlled/affiliate company equity investments							26,600	0.7	19,271

Total non-controlled/affiliate company investments							133,061	4.0	105,956

Controlled affiliate company investments(27)
Debt investments
IT Services
MMan Acquisition Co.+(7)(24)	One stop	N/A	10.00%	PIK	08/2024	$35,161	$19,457	0.3%	$7,735
MMan Acquisition Co.+(24)	One stop	N/A	8.00%	PIK	08/2024	1,857	1,857	0.1	1,708
MMan Acquisition Co.+(24)	One stop	N/A	12.00%	PIK	08/2024	952	953	—	953
MMan Acquisition Co.+(24)	One stop	N/A	12.00%	PIK	08/2024	1,068	1,068	0.1	1,068
MMan Acquisition Co.+(24)	One stop	N/A	12.00%	PIK	08/2024	309	309	—	309
Total controlled affiliate company debt investments						39,347	23,644	0.5	11,773

Total controlled affiliate equity investments							23,644	0.5	11,773

Total controlled affiliate company investments							23,644	0.5	11,773

Total investments							5,443,610	208.0	5,394,737

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.19%	(28)			$96,631	3.7%	$96,631
Allspring Treasury Government Money Market Fund (CUSIP 949921126)			5.25%	(28)			246,047	9.5	246,047
Morgan Stanley Institutional Liquidity Funds Treasury Securities Portfolio (CUSIP 61747C525)			5.16%	(28)			95,126	3.7	95,126
Total money market funds							437,804	16.9	437,804
Total investments and money market funds							$5,881,414	224.9%	$5,832,541

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2024, as the loan may have priced or repriced based on an index rate prior to March 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of March 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.86% as of March 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.89% as of March 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.85% as of March 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.34% as of March 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 5.29% as of March 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.30% as of March 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of March 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of March 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.33% as of March 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.30% as of March 31, 2024.
(l) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.22% as of March 31, 2024.
(m) Denotes that all or a portion of the contract was indexed to CORRA, which was 5.02% as of March 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024.
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
(6)The entire commitment was unfunded as of March 31, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 13.7% of the Company's total assets calculated in accordance with the 1940 Act.
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
(19)The headquarters of this portfolio company is located in Germany.
(20) Equity investments are non-income producing securities unless otherwise noted.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)
(21) Ownership of certain equity investments occurs through a holding company or partnership.
(22) The Company holds an equity investment that is income producing.
(23) The fair value of this investment was valued using Level 1 inputs. See “Note 6. Fair Value Measurements”.
(24)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2024.
(25)The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(26)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of March 31, 2024	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,536	$1,386	$(290)	$(936)	$—	$6,696	$440
Bayside Opco, LLC	22,044	1,919	(354)	888	—	24,497	1,949
Benetech, Inc.	1,353	308	(518)	93	—	1,236	9
Elite Dental Partners LLC	13,396	2,200	(1,318)	(4,062)	—	10,216	84
Opening Day Borrower 111 LLC	24,438	2,104	(1,034)	(2,219)	—	23,289	8
Rubio's Restaurants, Inc.	12,063	3,759	(3,929)	6,624	(18,517)	—	1,187
SPF Borrower LLC	—	33,538	(51)	—	—	33,487	519
Switchfly LLC	7,254	40	—	(759)	—	6,535	59
Total Non-Controlled Affiliates	$87,084	$45,254	$(7,494)	$(371)	$(18,517)	$105,956	$4,255

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
(27)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of March 31, 2024	Interest, dividend and fee income
MMan Acquisition Co.	$12,790	$2,002	$(1,712)	$(1,307)	$—	$11,773	$218
Total Controlled Affiliates	$12,790	$2,002	$(1,712)	$(1,307)	$—	$11,773	$218

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(28)The rate shown is the annualized seven-day yield as of March 31, 2024.

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
Healthcare Technology
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
Healthcare Equipment & Supplies
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
Healthcare Technology
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

On January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “GBDC 3 Merger Agreement”) with Golub Capital BDC 3, Inc., a Maryland corporation (“GBDC 3”), Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. The GBDC 3 Merger agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into GBDC 3, with GBDC 3 continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial GBDC 3 Merger”) and, immediately thereafter, GBDC 3 will merge with and into the Company, with the Company continuing as the surviving company (together with the Initial GBDC 3 Merger, the “Proposed Merger”). Refer to Note 13. Pending Merger with Golub Capital BDC 3, Inc. for discussion of the Proposed Merger.

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

Use of estimates:  The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest expense” in the Company’s Consolidated Statement of Operations. The fair value of the interest rate swaps is included as a component of “Accounts payable and other liabilities” on the Company's Consolidated Statements of Financial Condition. Refer to Note 5 for more information regarding the interest rate swaps.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2024, interest income included $4,556 and $9,857, respectively, of accretion of discounts. For the three and six months ended March 31, 2023, interest income included $4,663 and $10,691, respectively, of accretion of discounts. For the three and six months ended March 31, 2024, the Company received loan origination fees of

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
$1,120 and $3,998, respectively. For the three and six months ended March 31, 2023, the Company received loan origination fees of $4,762 and $11,386, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2024, investment income included $11,829 and $23,628, respectively, of PIK interest and the Company capitalized PIK interest of $11,591 and $25,306, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2023, investment income included $9,164 and $17,683, respectively, of PIK interest and the Company capitalized PIK interest of $9,478 and $17,255, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and six months ended March 31, 2024, fee income included $141 and $176 from non-recurring prepayment premiums, respectively. For the three months ended March 31, 2023, there was no fee income from non-recurring prepayment premiums. For the six months ended March 31, 2023, fee income included $79 from non-recurring prepayment premiums. Other income is recorded into income when earned.

For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $136,676 and $285,157, respectively. For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $127,648 and $241,181, respectively.

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
For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $4,352 and $8,603, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $3,595 and $7,044, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.
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

For the three and six months ended March 31, 2024, the Company recorded dividend income received in cash of $13 and $137, respectively, and return of capital distributions received in cash of $125 and $818, respectively. For the three and six months ended March 31, 2023 the Company recorded dividend income received in cash of $311 and $995, respectively and return of capital distributions received in cash of $83 and $83, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $47,668 and $62,937 as of March 31, 2024 and September 30, 2023, respectively.

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

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2024 was $779 and $2,407, respectively. Amortization expense of purchase premium for the three and six months ended March 31, 2023 was $1,652 and $3,787, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, $499 and $999, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2023, $232 and $2,432, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024. The Company's tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, $71 was recorded for U.S. income taxes. For the three and six months ended March 31, 2023, the Company did not record any U.S. income taxes.

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

Equity Distribution Agreement: On October 6, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
$250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through, or to, the Placement Agents, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents will receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2023, the Company terminated the equity distribution agreement entered into on May 28, 2021 by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “2021 Equity Distribution Agreement”). During the three and six months ended March 31, 2024 and 2023, the Company did not issue any shares of common stock under the 2021 or 2023 Equity Distribution Agreements.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $24,301 and $15,613, respectively.

These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024 was $2,546 and $4,655, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023 was $1,677 and $3,425, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently approved the Investment Advisory Agreement on May 3, 2024. On August 3, 2023, effective as of July 1, 2023, the Board approved an amended and restated Investment Advisory Agreement, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The base management fee incurred for the three and six months ended March 31, 2024 was $13,662 and $27,618, respectively. The base management fee incurred for the three and six months ended March 31, 2023 was $18,688 and $37,750, respectively.

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

For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $20,626 and $41,911, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $17,976 and $33,987, respectively.

In connection with the closing of the Proposed Merger, the Investment Adviser has agreed to amend and restate the Investment Advisory Agreement to reduce the rates for the Company’s income incentive fee and capital gain incentive fee from 20% to 15% and make a corresponding reduction to the incentive fee cap (the “Post-Merger Advisory Agreement”).

In addition, on January 16, 2024, the Investment Adviser agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024, for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “GBDC 3 Merger Waiver”) to the Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees payable to the Investment Adviser under the Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, will equal those that would be payable under the Post-Merger Advisory Agreement. For the three and six months ended March 31, 2024, the Investment Adviser irrevocably waived $5,157 of income incentive fees under the GBDC 3 Merger Waiver. For the three and six months ended March 31, 2023, there was no Income Incentive Fee irrevocably waived.

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

For the three and six months ended March 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2024 and 2023, the Company did not accrue a capital gain incentive fee under GAAP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both March 31, 2024 and September 30, 2023, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $2,144 and $2,118 as of March 31, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $2,018 and $4,036, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023 were $1,166 and $3,216, respectively.

As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $5,716 and $2,017, respectively, for expenses paid on behalf of the Company by the Administrator.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2024 and September 30, 2023 permits the Company to borrow a maximum of $100,000 and expires on June 15, 2025. Refer to Note 7 Borrowings for discussion of the Adviser Revolver.

On January 16, 2024, the Company entered into the GBDC 3 Merger Agreement. Refer to Note 13. Pending Merger with Golub Capital BDC 3, Inc. for discussion of the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Investments
Investments as of March 31, 2024 and September 30, 2023 consisted of the following:

	As of March 31, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$441,276	$446,527	$434,472	$518,721	$527,449	$503,985
One stop	4,730,094	4,681,247	4,602,923	4,812,987	4,763,128	4,678,099
Second lien	28,777	29,309	25,486	32,173	33,514	29,154
Subordinated debt	9,674	9,066	9,024	8,907	7,866	7,945
Equity	N/A	277,461	322,832	N/A	261,879	297,430
Total	$5,209,821	$5,443,610	$5,394,737	$5,372,788	$5,593,836	$5,516,613

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

	As of March 31, 2024			As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$990,341	18.2%		$936,563	16.7%
Midwest	1,051,037	19.3		1,061,739	19.0
West	870,074	16.0		895,353	16.0
Southeast	1,025,215	18.8		1,092,833	19.6
Southwest	432,848	8.0		487,270	8.7
Northeast	471,256	8.7		461,711	8.3
Canada	114,621	2.1		170,492	3.1
United Kingdom	316,923	5.8		308,977	5.5
Australia	16,988	0.3		17,050	0.3
Luxembourg	29,851	0.5		29,523	0.5
Netherlands	68,240	1.3		80,112	1.4
Finland	33,107	0.6		30,455	0.5
Sweden	18,765	0.3		18,099	0.3
Israel	509	0.0	*	508	0.0 *
Denmark	3,142	0.1		3,151	0.1
Germany	693	0.0	*	—	—
Total	$5,443,610	100.0%		$5,593,836	100.0%

Fair Value:
United States
Mid-Atlantic	$994,968	18.4%		$937,002	17.0%
Midwest	1,026,248	19.0		1,046,284	19.0
West	873,361	16.2		887,364	16.1
Southeast	1,034,196	19.2		1,094,393	19.8
Southwest	428,321	7.9		484,949	8.8
Northeast	460,406	8.5		448,383	8.1
Canada	110,795	2.1		161,668	2.9
United Kingdom	302,331	5.6		287,313	5.2
Australia	16,090	0.3		16,075	0.3
Luxembourg	29,062	0.5		28,486	0.5
Netherlands	58,931	1.1		69,730	1.3
Finland	35,876	0.7		32,488	0.6
Sweden	19,572	0.4		18,650	0.3
Israel	657	0.0	*	612	0.0 *
Denmark	3,233	0.1		3,216	0.1
Germany	690	0.0	*	—	—
Total	$5,394,737	100.0%		$5,516,613	100.0%
* Represents an amount less than 0.1%

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and September 30, 2023 were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024			As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$24,823	0.5%		$24,860	0.4%
Airlines	978	0.0	*	955	0.0	*
Auto Components	32,195	0.6		41,234	0.7
Automobiles	275,993	5.1		273,381	4.9
Banks	235	0.0	*	—	—
Beverages	55,657	1.0		53,386	1.0
Biotechnology	1,801	0.0	*	1,769	0.0	*
Building Products	18,577	0.3		18,282	0.3
Capital Markets	330	0.0	*	—	—
Chemicals	88,001	1.6		87,729	1.6
Commercial Services and Supplies	168,287	3.1		156,336	2.8
Communications Equipment	11,464	0.2		11,448	0.2
Containers and Packaging	47,132	0.9		46,372	0.8
Diversified Consumer Services	269,396	5.0		271,430	4.9
Diversified Financial Services	45,258	0.8		44,183	0.8
Diversified Telecommunication Services	1,588	0.0	*	1,601	0.0	*
Electrical Equipment	400	0.0	*	—	—
Electronic Equipment, Instruments and Components	24,334	0.5		24,389	0.4
Energy Equipment and Services	4,396	0.1		4,605	0.1
Food and Staples Retailing	39,213	0.7		62,592	1.1
Food Products	158,154	2.9		154,596	2.8
Healthcare Equipment and Supplies	141,444	2.6		136,283	2.4
Healthcare Providers and Services	455,052	8.4		468,748	8.4
Healthcare Technology	221,335	4.1		220,862	4.0
Hotels, Restaurants and Leisure	136,781	2.5		130,946	2.3
Household Durables	—	—		6,688	0.1
Household Products	5,383	0.1		5,410	0.1
Industrial Conglomerates	43,619	0.8		39,570	0.7
Insurance	257,059	4.7		247,825	4.4
Internet and Catalog Retail	67,684	1.3		67,793	1.2
IT Services	218,540	4.0		270,772	4.8
Leisure Products	11,862	0.2		11,557	0.2
Life Sciences Tools & Services	66,390	1.2		72,065	1.3
Machinery	13,566	0.2		34,336	0.6
Marine	19,852	0.4		19,490	0.4
Media	6,328	0.1		6,351	0.1
Multiline Retail	43,377	0.8		45,113	0.8
Oil, Gas and Consumable Fuels	61,957	1.1		117,176	2.1
Paper and Forest Products	10,416	0.2		10,481	0.2
Personal Products	36,471	0.7		36,551	0.7
Pharmaceuticals	167,847	3.1		171,783	3.1
Professional Services	126,263	2.3		123,318	2.2
Real Estate Management and Development	131,470	2.4		131,488	2.4
Road and Rail	38,951	0.7		38,921	0.7
Software	1,457,625	26.8		1,462,611	26.2
Specialty Retail	326,694	6.0		313,197	5.6
Technology Hardware, Storage and Peripherals	6,880	0.1		23,546	0.4
Textiles, Apparel and Luxury Goods	44,658	0.8		44,256	0.8
Trading Companies and Distributors	38,274	0.7		38,403	0.7
Water Utilities	19,620	0.4		19,148	0.3
Total	$5,443,610	100.0%		$5,593,836	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024			As of September 30, 2023
Fair Value:
Aerospace and Defense	$25,431	0.5%		$25,557	0.5%
Airlines	947	0.0	*	917	0.0	*
Auto Components	29,815	0.6		39,648	0.7
Automobiles	276,776	5.1		270,598	4.9
Banks	239	0.0	*	—	—
Beverages	52,098	1.0		49,787	0.9
Biotechnology	777	0.0	*	1,315	0.0	*
Building Products	18,792	0.4		18,278	0.3
Capital Markets	330	0.0	*	—	—
Chemicals	73,798	1.4		75,851	1.4
Commercial Services and Supplies	173,037	3.2		159,232	2.9
Communications Equipment	11,495	0.2		11,358	0.2
Containers and Packaging	46,399	0.9		45,597	0.8
Diversified Consumer Services	271,054	5.0		271,351	4.9
Diversified Financial Services	45,297	0.8		44,147	0.8
Diversified Telecommunication Services	1,603	0.0	*	1,612	0.0	*
Electrical Equipment	398	0.0	*	—	—
Electronic Equipment, Instruments and Components	24,803	0.5		24,967	0.5
Energy Equipment and Services	1,236	0.0	*	1,353	0.0	*
Food and Staples Retailing	39,132	0.7		56,675	1.0
Food Products	161,574	3.0		158,312	2.9
Healthcare Equipment and Supplies	138,685	2.6		132,677	2.4
Healthcare Providers and Services	437,953	8.1		451,795	8.2
Healthcare Technology	225,544	4.2		222,984	4.1
Hotels, Restaurants and Leisure	139,065	2.6		132,972	2.4
Household Durables	—	—		6,891	0.1
Household Products	5,195	0.1		5,217	0.1
Industrial Conglomerates	43,342	0.8		39,056	0.7
Insurance	256,109	4.8		246,424	4.5
Internet and Catalog Retail	70,917	1.3		70,228	1.3
IT Services	211,834	3.9		260,877	4.7
Leisure Products	13,326	0.2		13,162	0.3
Life Sciences Tools & Services	66,424	1.2		72,077	1.3
Machinery	13,070	0.2		33,082	0.6
Marine	19,395	0.4		19,053	0.4
Media	6,147	0.1		6,179	0.1
Multiline Retail	43,652	0.8		45,138	0.8
Oil, Gas and Consumable Fuels	62,962	1.2		117,897	2.2
Paper and Forest Products	10,293	0.2		9,991	0.2
Personal Products	34,451	0.6		34,489	0.6
Pharmaceuticals	160,590	3.0		162,335	2.9
Professional Services	127,631	2.4		123,807	2.2
Real Estate Management and Development	129,908	2.4		128,483	2.3
Road and Rail	39,086	0.7		39,047	0.7
Software	1,463,663	27.1		1,455,863	26.4
Specialty Retail	313,254	5.8		308,126	5.6
Technology Hardware, Storage and Peripherals	6,610	0.1		23,350	0.4
Textiles, Apparel and Luxury Goods	44,424	0.8		43,696	0.8
Trading Companies and Distributors	36,634	0.7		36,734	0.7
Water Utilities	19,542	0.4		18,428	0.3
Total	$5,394,737	100.0%		$5,516,613	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.

Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2024 and September 30, 2023 were as follows:

As of March 31, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$30,100	GBP	$38,286	USD	4/2/2024	$57	$—
SMBC Capital Markets, Inc.	€10,500	EUR	$11,418	USD	4/2/2024	63	—
SMBC Capital Markets, Inc.	£16,500	GBP	$20,987	USD	4/2/2024	123	—
SMBC Capital Markets, Inc.	£30,100	GBP	$38,159	USD	4/5/2024	135	—
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	680	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,179	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	2,669	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	997	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	2,293	—
SMBC Capital Markets, Inc.	€9,300	EUR	$10,203	USD	9/30/2024	83	—
Macquarie Bank Limited	€7,900	EUR	$8,682	USD	2/5/2025	35	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	3,173	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,441	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	173	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(205)
Macquarie Bank Limited	€16,100	EUR	$17,902	USD	7/30/2025	133	—
SMBC Capital Markets, Inc.	€22,000	EUR	$24,594	USD	1/20/2026	110	—
SMBC Capital Markets, Inc.	€23,750	EUR	$26,543	USD	1/20/2026	112	—
Macquarie Bank Limited	€3,900	EUR	$4,371	USD	1/30/2026	30	—
Macquarie Bank Limited	£21,900	GBP	$27,811	USD	2/2/2026	265	—
SMBC Capital Markets, Inc.	$7,400	CAD	$5,533	USD	2/3/2026	18	—
Macquarie Bank Limited	€35,000	EUR	$39,008	USD	2/5/2026	57	—
Macquarie Bank Limited	$26,100	AUD	$17,179	USD	2/5/2026	—	(26)
SMBC Capital Markets, Inc.	£21,900	GBP	$27,746	USD	2/5/2026	—	(37)
						$13,826	$(268)

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

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held at broker for forward currency contracts or cash collateral received from broker for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2024 and September 30, 2023.

As of March 31, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$13,182	$(231)	$12,951	$—	$12,951
SMBC Capital Markets, Inc.	Foreign exchange	644	(37)	607	—	607
		$13,826	$(268)	$13,558		$13,558

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
The impact of derivative transactions not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Foreign exchange	$—	$708	$—	$1,171

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Foreign exchange	$4,332	$(2,447)	$(1,383)	$(16,895)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Forward currency contracts	$404,826	$235,559	$293,420	$248,082

Interest Rate Swaps

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

In connection with the 2029 Notes (as defined in Note 7), the Company entered into an interest rate swap agreement to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.248% and pays a floating interest rate of one-month SOFR plus 2.444% on $600,000 of the 2029 Notes. The Company designated this interest rate swap and the 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2029 Notes.

As of March 31, 2024, the counterparty to the Company’s interest rate swap agreements was SMBC.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedge was $140 and $165 for the three and six months ended March 31, 2024, which is included in “interest expense” in the Company’s Consolidated Statement of Operations. The Statement of Financial Condition impact of fair valuing the interest rate swaps as of March 31, 2024 is presented below:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement of Financial Condition Location of Amounts
Interest rate swaps	$225,000	11/5/2028	$2,514	$—	Accounts payable and other liabilities
Interest rate swap	$600,000	6/15/2029	$—	$8,342	Accounts payable and other liabilities

The table below presents the carrying value of the portion of the 2028 and 2029 Notes as of March 31, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

Description	Carrying Value	Hedging Adjustment
2028 Notes	$221,071	$(1,670)
2029 Notes	$586,507	$(6,929)

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2024 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and September 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,071,905	$5,071,905
Equity investments(1)	111	—	322,721	322,832
Money market funds(1)(2)	437,804	—	—	437,804
Forward currency contracts	—	13,826	—	13,826
Interest rate swaps	—	2,514	—	2,514
Total assets, at fair value:	$437,915	$16,340	$5,394,626	$5,848,881
Liabilities, at fair value:
Forward currency contracts	$—	$(268)	$—	$(268)
Interest rate swaps	—	(8,342)	—	(8,342)
Total liabilities, at fair value:	$—	$(8,610)	$—	$(8,610)

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,219,183	$5,219,183
Equity investments(1)	100	—	297,330	297,430
Money market funds(1)(2)	72,822	—	—	72,822
Forward currency contracts	—	15,011	—	15,011
Total assets, at fair value:	$72,922	$15,011	$5,516,513	$5,604,446
Liabilities at fair value:
Forward currency contracts	$—	$(70)	$—	$(70)
Total liabilities, at fair value:	$—	$(70)	$—	$(70)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $2,150 and $23,326, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 and was $(10,572) and $(20,887), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three and six months ended March 31, 2024 and 2023:

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	7,198	9,809	17,007
Net translation of investments in foreign currencies	11,332	1	11,333
Realized gain (loss) on investments	(15,784)	(1,584)	(17,368)
Realized gain (loss) on translation of investments in foreign currencies	30	—	30
Fundings of (proceeds from) revolving loans, net	1,658	—	1,658
Fundings of investments	133,809	13,146	146,955
PIK interest and non-cash dividends	25,306	8,603	33,909
Proceeds from principal payments and sales of portfolio investments	(318,277)	(4,584)	(322,861)
Accretion of discounts and amortization of premiums	7,450	—	7,450
Fair value, end of period	$5,071,905	$322,721	$5,394,626

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	(28,249)	(19,922)	(48,171)
Net translation of investments in foreign currencies	38,988	88	39,076
Realized gain (loss) on investments	(3,465)	1,995	(1,470)
Realized gain (loss) on translation of investments in foreign currencies	(1,264)	—	(1,264)
Funding of (proceeds from) revolving loans, net	1,970	—	1,970
Fundings of investments	396,692	15,957	412,649
PIK interest and non-cash dividends	17,255	7,044	24,299
Proceeds from principal payments and sales of portfolio investments	(379,988)	(14,009)	(393,997)
Accretion of discounts and amortization of premiums	6,904	—	6,904
Fair value, end of period	$5,217,380	$268,972	$5,486,352

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and September 30, 2023.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$434,472	Yield analysis	Market interest rate	7.8% - 18.8% (10.9%)
		Market comparable companies	EBITDA multiples	3.3x - 27.0x (14.3x)
One stop loans(3)(4)	$4,602,923	Yield analysis	Market interest rate	6.3% - 20.0% (11.0%)
		Market comparable companies	EBITDA multiples	4.0x - 40.3x (16.2x)
			Revenue multiples	1.3x - 28.0x (7.8x)
Subordinated debt and second lien loans	$34,510	Yield analysis	Market interest rate	10.0% - 15.8% (12.4%)
		Market comparable companies	EBITDA multiples	5.0x - 24.0x (19.1x)
Equity(5)	$322,721	Market comparable companies	EBITDA multiples	5.0x - 35.8x (16.7x)
			Revenue multiples	1.3x - 18.0x (9.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$16,179 of loans at fair value were valued using the market comparable companies approach only.
(3) $129,443 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $3,814,063 and $788,860 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $281,021 and $41,700 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (as defined in Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2024 and September 30, 2023.

	As of March 31, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$3,291,293	$3,230,201	$3,133,332	$2,990,685

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of March 31, 2024, the Company’s asset coverage for borrowed amounts was 177.9%.

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

Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. For the three and six months ended March 31, 2024, the Company had repayments on the 2018 Notes of $30,720 and $41,714, respectively. For the three and six months ended March 31, 2023 the Company had no repayments on the 2018 Notes. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2024 and September 30, 2023, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of March 31, 2024 and September 30, 2023, there were 59 and 65 portfolio companies, respectively, with a total fair value of $490,320 and $555,699, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of March 31, 2024 based on the last interest rate reset was 5.3%.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$6,503	$6,456	$13,599	$12,260
Amortization of debt issuance costs	—	30	2	143
Total interest and other debt financing expenses	$6,503	$6,486	$13,601	$12,403
Cash paid for interest expense	$7,227	$6,134	$14,412	$10,669
Annualized average stated interest rate	7.4%	6.4%	7.4%	6.0%
Average outstanding balance	$354,072	$408,200	$367,094	$408,200
As of March 31, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$265,783	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate(1)	SOFR + 1.48%	SOFR + 2.10%	SOFR + 2.80%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.
GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the GCIC Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2024 and September 30, 2023, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. For the three and six months ended March 31, 2024, the Company had repayments on the GCIC 2018 Notes of $24,497 and $46,211, respectively. For the three and six months ended March 31, 2023, the Company had no repayments on the GCIC

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2018 Notes. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of March 31, 2024 and September 30, 2023, there were 77 and 87 portfolio companies, respectively, with a total fair value of $733,367 and $841,241, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of March 31, 2024 based on the last interest rate reset was 5.3%.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$8,049	$8,103	$16,676	$15,398
Accretion of discounts on notes issued	—	93	—	544
Amortization of debt issuance costs	—	4	—	21
Total interest and other debt financing expenses	$8,049	$8,200	$16,676	$15,963
Cash paid for interest expense	$8,749	$7,705	$17,604	$13,420
Annualized average stated interest rate	6.8%	6.0%	6.9%	5.7%
Average outstanding balance	$472,970	$546,500	$484,697	$546,500

As of March 31, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$410,816	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate(1)	SOFR + 1.48%	2.50%	SOFR + 2.25%

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

As part of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the GCIC Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of March 31, 2024, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of March 31, 2024, allowed the Company to borrow up to $1,487,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on March 17, 2023, the Company amended the JPM Credit Facility, to, among other things, extend the maturity date to March 17, 2028, decrease the adjustment to term SOFR for loans using such rate to 0.10% and increase the accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $512,500 of additional commitments.

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
The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on March 17, 2028 and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.

As of March 31, 2024 and September 30, 2023, the Company had outstanding debt of $0 and $784,374, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$1,648	$9,781	$12,484	$18,268
Facility fees	1,411	413	2,233	1,140
Amortization of debt issuance costs	843	576	1,665	1,112
Total interest and other debt financing expenses	$3,902	$10,770	$16,382	$20,520
Cash paid for interest expense and facility fees	$1,637	$10,957	$14,735	$19,787
Annualized average stated interest rate¹	6.2%	5.9%	7.0%	5.5%
Average outstanding balance	$106,957	$668,980	$358,079	$664,431
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. As of both March 31, 2024 and September 30, 2023, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bear interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes mature on April 15, 2024.

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

Pursuant to notice issued to holders of the 2024 Notes on March 8, 2024, the Company redeemed, in whole, the issued and outstanding 2024 Notes on April 8, 2024. See “Note 13. Subsequent Events”.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$4,219	$4,219	$8,438	$8,438
Accretion of discounts and amortization of premiums on notes issued	(345)	(341)	(694)	(690)
Amortization of debt issuance costs	556	490	1,056	990
Total interest and other debt financing expenses	$4,430	$4,368	$8,800	$8,738
Cash paid for interest expense	$—	$—	$8,438	$8,438
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$500,000	$500,000	$500,000	$500,000

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both March 31, 2024 and September 30, 2023, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$3,750	$3,750	$7,500	$7,500
Accretion of discounts on notes issued	132	131	266	265
Amortization of debt issuance costs	420	368	797	745
Total interest and other debt financing expenses	$4,302	$4,249	$8,563	$8,510
Cash paid for interest expense	$7,500	$7,500	$7,500	$7,500
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$600,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both March 31, 2024 and September 30, 2023, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$1,794	$1,794	$3,588	$3,588
Accretion of discounts on notes issued	183	180	368	365
Amortization of debt issuance costs	231	209	563	414
Total interest and other debt financing expenses	$2,208	$2,183	$4,519	$4,367
Cash paid for interest expense	$3,588	$3,587	$3,588	$3,587
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000

2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of March 31, 2024, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.

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

For the three and six months ended March 31, 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended March 31,	Six months ended March 31,
	2024	2024
Stated interest expense	$7,931	$10,222
Net interest rate swap expense	(3,071)	(3,096)
Accretion of discounts on notes issued	240	311
Amortization of debt issuance costs	286	362
Total interest and other debt financing expenses	$5,386	$7,799
Cash paid for interest expense	$4,929	$4,929
Annualized average stated interest rate	7.1%	7.1%
Average outstanding balance	$450,000	$290,164

2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of March 31, 2024, the outstanding aggregate principal amount of the 2029 Notes was $600,000. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.

The 2029 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2029 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

At any time or from time to time, the Company may redeem some or all of the 2029 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2029 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points less interest accrued to the date of redemption. If the Company redeems any 2029 Notes on or after June 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2029 Notes.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On February 1, 2024, the Company entered into an interest rate swap on the 2029 Notes with SMBC as the counterparty. Under the terms of the agreement, the Company agreed to receive a fixed rate of 6.248% and pay SMBC a rate of one-month Term SOFR + 2.444%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $600,000 and terminates on June 15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

For the three and six months ended March 31, 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended March 31,	Six months ended March 31,
	2024	2024
Stated interest expense	$6,000	$6,000
Net interest rate swap expense	2,931	2,931
Accretion of discounts on notes issued	204	204
Amortization of debt issuance costs	210	210
Total interest and other debt financing expenses	$9,345	$9,345
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	6.0%	6.0%
Average outstanding balance	$395,604	$196,721

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of each of March 31, 2024 and September 30, 2023, the Company was permitted to borrow up to $100,000 and which had a maturity date of June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2024 was 4.6%. On June 15, 2022, the Company amended the revolving loan agreement to extend the maturity date to June 15, 2025. As of both March 31, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—

For the three and six months ended March 31, 2024, the average total debt outstanding was $3,229,603 and $3,146,755, respectively. For the three and six months ended March 31, 2023, the average total debt outstanding was $3,073,680 and $3,069,131, respectively.

For the three and six months ended March 31, 2024, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the impact of the associated interest rate swaps on the 2028 Notes and 2029 Notes, on the Company's total debt was 5.5% and 5.4%, respectively. For the three and six months ended March 31, 2023, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.8% and 4.6%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of March 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$346,983	$—	$—	$—	$346,983
2018 GCIC Debt Securitization	467,316	—	—	—	467,316
2024 Notes(1)	500,053	500,053	—	—	—
2026 Notes(1)	598,727	—	598,727	—	—
2027 Notes(1)	347,894	—	347,894	—	—
2028 Notes(1)(2)	443,813	—	—	443,813	—
2029 Notes(1)(2)	586,507	—	—	—	586,507
Total borrowings	$3,291,293	$500,053	$946,621	$443,813	$1,400,806

(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2024, the Company had outstanding commitments to fund investments totaling $144,086, including $36,362 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $189,378, including $39,650 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	15.02	14.89
Net increase in net assets as a result of repurchases of shares	—	0.01
Distributions declared:
From net investment income - after tax	(0.90)	(0.66)
Net investment income - after tax	1.00	0.77
Net realized gain (loss) on investment transactions	(0.07)	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.07	(0.27)
Net asset value at end of period	$15.12	$14.73
Per share market value at end of period	$16.63	$13.56
Total return based on market value(4)	19.98%	14.90%
Number of common shares outstanding	171,517,307	170,144,126

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	13.29%	10.45%
Ratio of total expenses to average net assets*(5)	11.14%	10.60%
Ratio of incentive fee waiver to average net assets	(0.20)%	—%
Ratio of incentive fees to average net assets(5)	1.64%	1.34%
Ratio of income and excise taxes to average net assets(5)	0.04%	0.10%
Ratio of net expenses (without incentive fees) to average net assets*(5)	9.50%	9.26%
Total return based on average net asset value(6)	6.61%	3.32%
Total return based on average net asset value - annualized(6)	13.23%	6.67%
Net assets at end of period	$2,593,640	$2,506,145
Average debt outstanding	$3,146,755	$3,069,131
Average debt outstanding per share	$18.35	$18.04
Portfolio Turnover*	5.39%	14.38%
Asset coverage ratio(7)	177.94%	179.80%
Asset coverage ratio per unit(8)	$1,779	$1,798
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	$993	$963
2026 Notes	$904	$862
2027 Notes	$876	$829
2028 Notes	$1,033	N/A
2029 Notes	$988	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year, unless otherwise noted.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Represents an amount less than $0.01.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(4)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5)Incentive fees, income tax and excise tax are not annualized in the calculation.
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
(9)Not applicable since such senior securities are not registered for public trading, with the exception of the 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes. The average market value per unit calculated for the 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Earnings available to stockholders	$93,558	$58,503	$169,334	$84,084
Basic and diluted weighted average shares outstanding	170,637,140	170,835,435	170,140,990	170,865,883
Basic and diluted earnings per share	$0.55	$0.34	$1.00	$0.49

Note 11. Common Stock Transactions

On August 3, 2023, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2024, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of March 31, 2024, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of the Company’s common stock pursuant to the Program at an average price of $12.96 per share for an aggregate purchase price of approximately $16,861. There were no repurchases under the Program for the three and six months ended March 31, 2024. For the three and six months ended March 31, 2023, repurchases under the Program were as follows:

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the six months ended March 31, 2024
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
02/02/2024	02/15/2024	03/15/2024	$0.07	$9,906	134,135	$2,035
01/16/2024	03/01/2024	03/29/2024	$0.39	$53,930	797,377	$12,599
For the six months ended March 31, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(1)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(2)

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
Note 13. Pending Merger with Golub Capital BDC 3, Inc.

Merger Agreement with Golub Capital BDC 3, Inc. (the “Proposed Merger”)

On January 16, 2024, the Company entered into the GBDC 3 Merger Agreement with GBDC 3, Merger Sub, the Investment Advisor, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into GBDC 3, with GBDC 3 continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, GBDC 3 will merge with and into the Company, with the Company continuing as the surviving company. The parties to the GBDC 3 Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the Proposed Merger, each share of GBDC 3 common stock issued and outstanding immediately prior to the effective time of the Merger, except for shares, if any, owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares), will be converted into the right to receive a number of the Company’s common stock equal to the Exchange Ratio (as defined below) in connection with the closing of the Proposed Merger.

Under the terms of the GBDC 3 Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Merger and based on (i) the NAV per share of GBDC and GBDC 3 (the “GBDC Per Share NAV” and the “GBDC 3 Per Share NAV,” respectively) and (ii) the closing price per share of GBDC’s common stock on the Nasdaq on either the Determination Date or, if the Nasdaq is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “GBDC Common Stock Price”). The Exchange Ratio will be calculated as follows:

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

The consummation of the Proposed Merger, which is currently anticipated to occur during the first half of calendar year 2024, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GBDC 3’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the GBDC 3 Merger Agreement, and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

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

On April 8, 2024, the Company redeemed $500,000 in aggregate principal amount of the 2024 Notes. The 2024 Notes were redeemed at 100% of the principal amount, plus the accrued and unpaid interest thereon.

On April 11, 2024, the Company entered into an interest rate swap on the 2028 Notes pursuant to which the Company agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225,000 and terminates on November 5, 2028.

On April 19, 2024, the Company’s Board declared a quarterly distribution of $0.39 per share payable on June 21, 2024 to holders of record as of May 2, 2024.

On May 3, 2024, the Company’s Board declared a supplemental distribution of $0.06 per share payable on June 14, 2024 to holders of record as of May 16, 2024.

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
•the anticipated closing of the Proposed Merger (as defined in Note 1 of our consolidated financial statements).

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023, our quarterly report on Form 10-Q for the quarter ended December 31, 2023 and in Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

As of March 31, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of March 31, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$434,472	8.0%	$503,985	9.1%
One stop	4,602,923	85.3	4,678,099	84.8
Second lien	25,486	0.5	29,154	0.5
Subordinated debt	9,024	0.2	7,945	0.2
Equity	322,832	6.0	297,430	5.4
Total	$5,394,737	100.0%	$5,516,613	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2024 and September 30, 2023, one stop loans included $788.9 million and $782.6 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2024 and September 30, 2023, we had debt and equity investments in 366 and 342 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	For the three months ended		For the six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average income yield (1)*	12.4%	12.2%	12.3%	10.6%
Weighted average investment income yield (2)*	12.8%	12.6%	12.7%	11.0%
Total return based on average net asset value (3)*	14.7%	11.8%	13.2%	6.7%
Total return based on market value (4)*	13.3%	5.9%	20.0%	14.9%

* Annualized for periods less than one year
(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average fair value of earning portfolio investments, and does not represent a return to any investor in us.
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

Collateral management fees are paid directly by the 2018 Issuer and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of Golub Capital Investment Corporation, a Maryland corporation, or GCIC, on September 6, 2019, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization and GCIC 2018 Debt Securitization and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Pending Merger with Golub Capital BDC 3, Inc. (the “Proposed Merger”): On January 16, 2024, we entered into an Agreement and Plan of Merger (the “GBDC 3 Merger Agreement”) with Golub Capital BDC 3, Inc., a Maryland corporation (“GBDC 3”), Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of us (“Merger Sub”), GC Advisors, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into GBDC 3, with GBDC 3 continuing as the surviving company and as a wholly-owned subsidiary of us, and, immediately thereafter, GBDC 3 will merge with and into us, with us continuing as the surviving company. The parties to the GBDC 3 Merger Agreement intend the Proposed Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

On April 12, 2024, we filed an amended registration statement on Form N-14, which included a joint proxy statement of us and GBDC 3 and a prospectus of us. The registration statement on Form N-14 was declared effective by the SEC on April 15, 2024. Special meetings for each of our and GBDC 3’s stockholders are scheduled for May 29, 2024 to vote on the matters described in the joint proxy statement as required by the GBDC 3 Merger Agreement.

Recent Developments

On April 8, 2024, we redeemed $500.0 million in aggregate principal amount of the 2024 Notes (as defined in Note 7 of our consolidated financial statements). The 2024 Notes were redeemed at 100% of the principal amount, plus the accrued and unpaid interest thereon.

On April 11, 2024, we entered into an interest rate swap on the 2028 Notes (as defined in Note 7 of our consolidated financial statements) pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.

On April 19, 2024, our Board declared a quarterly distribution of $0.39 per share payable on June 21, 2024 to holders of record as of May 2, 2024.

On May 3, 2024, our Board declared a supplemental distribution of $0.06 per share payable on June 14, 2024 to holders of record as of May 16, 2024.

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

Consolidated operating results for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Interest income	$143,784	$144,506	$(722)	$288,290	$249,637	$38,653
Payment-in-kind interest income	11,829	11,799	30	23,628	17,683	5,945
Accretion of discounts and amortization of premiums	4,556	5,301	(745)	9,857	10,691	(834)
GCIC acquisition purchase premium amortization	(779)	(1,628)	849	(2,407)	(3,787)	1,380
Non-cash dividend income	4,352	4,251	101	8,603	7,044	1,559
Dividend income	13	124	(111)	137	995	(858)
Fee income	475	417	58	892	1,567	(675)
Total investment income	164,230	164,770	(540)	329,000	283,830	45,170
Total net expenses	77,127	80,735	(3,608)	157,862	149,529	8,333
Net investment income before taxes	87,103	84,035	3,068	171,138	134,301	36,837
Income and excise taxes	570	500	70	1,070	2,432	(1,362)
Net investment income after taxes	86,533	83,535	2,998	170,068	131,869	38,199
Net realized gain (loss) on investment transactions excluding purchase premium	(13,818)	1,102	(14,920)	(12,716)	(1,269)	(11,447)
Net realized gain (loss) on investment transactions due to purchase premium	—	(6)	6	(6)	(199)	193
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	19,714	(10,466)	30,180	9,248	(50,594)	59,842
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	779	1,634	(855)	2,413	3,986	(1,573)
Net gain (loss) on investment transactions	6,675	(7,736)	14,411	(1,061)	(48,076)	47,015
(Provision) benefit for taxes on realized gain on investments	—	—	—	—	(207)	207
(Provision) benefit for taxes on unrealized appreciation on investments	350	(23)	373	327	498	(171)
Net increase (decrease) in net assets resulting from operations	$93,558	$75,776	$17,782	$169,334	$84,084	$85,250
Average earning debt investments, at fair value	$5,054,115	$5,135,210	$(81,095)	$5,080,337	$5,116,075	$(35,738)
Average earning preferred equity investments, at fair value	$137,555	$131,305	$6,250	$135,495	$118,947	$16,548

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

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

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
	(In thousands)
Net investment income after taxes	$86,533	$83,535	$170,068	$131,869
Add: GCIC acquisition purchase premium amortization	779	1,628	2,407	3,787
Adjusted Net Investment Income	$87,312	$85,163	$172,475	$135,656

Net gain (loss) on investment transactions	$6,675	$(7,736)	$(1,061)	$(48,076)
Add: Realized loss on investment transactions due to purchase premium	—	6	6	199
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(779)	(1,634)	(2,413)	(3,986)
Adjusted Net Realized and Unrealized Gain/(Loss)	$5,896	$(9,364)	$(3,468)	$(51,863)

Net increase (decrease) in net assets resulting from operations	$93,558	$75,776	$169,334	$84,084
Add: GCIC acquisition purchase premium amortization	779	1,628	2,407	3,787
Add: Realized loss on investment transactions due to purchase premium	—	6	6	199
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(779)	(1,634)	(2,413)	(3,986)
Adjusted Net Income	$93,558	$75,776	$169,334	$84,084
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

Investment Income

Investment income decreased from the three months ended December 31, 2023 to the three months ended March 31, 2024 by $0.5 million, primarily due to a decrease in accretion income resulting from decreased payoffs of portfolio company investments coupled with a slight decrease in interest income as a result of a decrease in the average earning debt investments balance of $81.1 million. The decrease in interest income resulting from the decrease in the average earning debt investments was partially offset by $4.8 million of interest earned on cash during the three months ended March 31, 2024, an increase of $3.9 million as compared to $0.9 million of interest earned on cash for the three months ended December 31, 2023 that was primarily due to increased cash temporarily held following the issuance of the 2029 Notes and prior to the redemption of the 2024 Notes.

Investment income increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 by $45.2 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to rising interest base rates coupled with an increase in non-cash dividend income and a decrease of the GCIC acquisition purchase price premium amortization.

The annualized income yield by debt security type for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 are as follows:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Senior secured	11.6%	11.5%	11.6%	9.8%
One stop	12.0%	12.1%	12.1%	10.6%
Second lien	14.3%	13.6%	14.2%	12.6%
Subordinated debt	24.0%	14.5%	16.5%	14.3%

Income yields on senior secured and one stop loans remained relatively flat for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. Income yields on senior secured and one stop loans increased for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.82% and 0.80%, respectively.

As of March 31, 2024, we have second lien investments in four portfolio companies and subordinated debt investments in six portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The income yield for subordinated debt loans increased for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 due to the one-time recognition of $0.2 million of previously deferred interest income resulting from the change in accrual status of a former non-accrual loan. The income yield for subordinated debt loans was 15.2% for the three months ended March 31, 2024 when excluding the $0.2 million of previously deferred interest income.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Interest and other debt financing expenses	$41,579	$39,451	$2,128	$81,030	$67,076	$13,954
Amortization of debt issuance costs	2,546	2,109	437	4,655	3,425	1,230
Base management fee	13,662	13,956	(294)	27,618	37,750	(10,132)
Income Incentive fee, net of waiver	15,469	21,285	(5,816)	36,754	33,987	2,767
Professional fees	1,342	1,308	34	2,650	2,528	122
Administrative service fee	2,145	2,245	(100)	4,390	4,133	257
General and administrative expenses	384	381	3	765	630	135
Net expenses	$77,127	$80,735	$(3,608)	$157,862	$149,529	$8,333
Average debt outstanding	$3,229,603	$3,078,186	$151,417	$3,146,755	$3,069,131	$77,624

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended December 31, 2023 to the three months ended March 31, 2024 by $2.6 million, primarily due to the February 2024 issuance of the 2029 Notes with a yield to maturity of 6.248%, additional debt issuance costs recognized in connection with the 2028 and 2029 Notes and an increase in average debt outstanding of $151.4 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 by $15.2 million, primarily due to the issuance of the 2028 Notes and 2029 Notes, rising interest base rates on borrowings from our floating rate debt facilities and an increase in average debt outstanding of $77.6 million. For more information about our outstanding borrowings for the three and six months ended March 31, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 5.5%, 5.4%, 5.4% and 4.6%, respectively.

The effective annualized average interest rate increased for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 primarily due to the 2029 Notes issuance. The effective annualized average interest rate increased for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 primarily due to the 2028 Notes and 2029 Notes issuances and rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee decreased from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to a decrease in average adjusted gross assets from the three months ended December 31, 2023 to the three months ended March 31, 2024.

The base management fee decreased from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to the base management fee rate reduction to 1.0% from 1.375% effective July 1, 2023 under the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement and a decrease in average adjusted gross assets from the six months ended March 31, 2023 to the six months ended March 31, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee decreased by $5.8 million from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to a $5.2 million income incentive fee waiver unilaterally provided by GC Advisors to waive incentive fees in excess of 15% in support of the Proposed Merger for periods during the pendency of the Proposed Merger (the “GBDC 3 Merger Waiver”). GC Advisors has agreed to permanently reduce the income incentive fee and capital gain incentive fee rate from 20% to 15% upon the close of the Proposed Merger.

The Income Incentive Fee increased by $2.8 million from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in non-cash dividend income during fiscal year 2024 that was partially offset by the GBDC 3 Merger Waiver. For each of the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income, net of the GBDC 3 Merger Waiver, for the three months ended March 31, 2024 and 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of March 31, 2024 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the three months ended December 31, 2023 to the three months ended March 31, 2024.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.5 million from the six months ended March 31, 2023 to the six months ended March 31, 2024, primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 were $2.0 million, $2.0 million, $4.0 million and $3.2 million, respectively.

As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $5.7 million and $2.0 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(in thousands)			(In thousands)
Net realized gain (loss) from investments	$(18,277)	$909	$(19,186)	$(17,368)	$(1,470)	$(15,898)
Net realized gain (loss) from foreign currency transactions	4,459	187	4,272	4,646	(1,169)	5,815
Net realized gain (loss) from forward currency contracts	—	—	—	—	1,171	(1,171)
Net realized gain (loss) on investment transactions	$(13,818)	$1,096	$(14,914)	$(12,722)	$(1,468)	$(11,254)
Unrealized appreciation from investments	$46,457	$32,793	$13,664	58,239	40,355	17,884
Unrealized (depreciation) from investments	(20,140)	(42,097)	21,957	(41,226)	(88,526)	47,300
Unrealized appreciation (depreciation) from forward currency contracts	4,332	(5,715)	10,047	(1,383)	(16,895)	15,512
Unrealized appreciation (depreciation) on foreign currency translation	(10,156)	6,187	(16,343)	(3,969)	18,458	(22,427)
Net change in unrealized appreciation (depreciation) on investment transactions	$20,493	$(8,832)	$29,325	$11,661	$(46,608)	$58,269
During the three months ended March 31, 2024, we had a net realized loss of $13.8 million, primarily attributable to the realized loss recognized on the disposition of equity and debt investments of a portfolio company that were partially offset by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain on the sale of an equity investment. During the three months ended December 31, 2023, we had a net realized gain of $1.1 million, primarily attributable to the realized gain recognized on the sale of an equity investment and the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by realized losses on the disposition of an equity investment of a portfolio company.

During the six months ended March 31, 2024, we had a net realized loss of $12.7 million, primarily attributable to the realized losses on the disposition of equity and debt investments of a portfolio company in the second quarter of the 2024 fiscal year that was partially offset by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars and realized gains recognized on the sale of equity investments in multiple portfolio companies. During the six months ended March 31, 2023, we had a net realized loss of $1.5 million primarily attributable to the realized loss recognized on the disposition of equity and debt investments of a portfolio company investment that was partially offset by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of forward currency contracts.

For the three months ended March 31, 2024, we had $46.5 million in unrealized appreciation on 209 portfolio company investments, which was offset by $20.1 million in unrealized depreciation on 174 portfolio company investments. For the three months ended December 31, 2023, we had $32.8 million in unrealized appreciation on 153 portfolio company investments, which was offset by $42.1 million in unrealized depreciation on 213 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2024 primarily resulted from strong credit performance in our portfolio and the reversal of unrealized depreciation on the disposition of equity and debt investments of a portfolio company. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023. Unrealized depreciation for the three months ended March 31, 2024 and December 31, 2023 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies.

For the six months ended March 31, 2024, we had $58.2 million in unrealized appreciation on 224 portfolio company investments, which was offset by $41.2 million in unrealized depreciation on 159 portfolio company investments. For the six months ended March 31, 2023, we had $40.4 million in unrealized appreciation on 145 portfolio company investments, which was offset by $88.5 million in unrealized depreciation on 202 portfolio company investments.

Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from the reversal of unrealized depreciation on the disposition of equity and debt investments of a portfolio company, loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies.

Liquidity and Capital Resources

For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $322.0 million. During the period, cash provided by operating activities was $313.0 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $322.9 million and net investment income after tax of $170.1 million, offset by fundings of portfolio investments of $147.0 million. Lastly, cash provided by financing activities was $9.0 million, primarily driven by borrowings on debt of $1,145.6 million, offset by repayments of debt of $999.7 million and distributions paid of $123.6 million.

For the six months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $43.0 million. During the period, cash provided by operating activities was $82.7 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $394.0 million and net investment income after excise tax of $131.9 million, offset by fundings of portfolio investments of $412.6 million. Lastly, cash used by financing activities was $125.7 million, primarily driven by repayments of debt of $310.1 million, distributions paid of $90.8 million and purchases of common stock under the DRIP of $22.0 million, offset by borrowings on debt of $312.3 million.

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $292.8 million and $65.6 million, respectively. In addition, we had foreign currencies of $7.9 million and $4.2 million as of March 31, 2024 and September 30, 2023, respectively, restricted cash and cash equivalents of $159.6 million and $70.4 million as of March 31, 2024 and September 30, 2023, respectively, and no restricted foreign currencies as of both March 31, 2024 and September 30, 2023. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2024, allowed us to borrow up to $1.49 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2024, we had no amount outstanding under the JPM Credit Facility. As of September 30, 2023, we had outstanding debt under the JPM Credit Facility of $784.4 million. As of March 31, 2024 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $1.49 billion and $703.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $100.0 million at any one time outstanding as of March 31, 2024. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both March 31, 2024 and September 30, 2023, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of March 31, 2024 and September 30, 2023, we had outstanding debt under the 2018 Debt Securitization of $347.0 million and $388.7 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the GCIC Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of March 31, 2024 and September 30, 2023, we had outstanding debt under the GCIC 2018 Debt Securitization of $467.3 million and $513.5 million, respectively.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2024 Notes

On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes. On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. As of both March 31, 2024 and September 30, 2023, we had $500.0 million of outstanding aggregate principal amount of the 2024 Notes. On April 8, 2024, we redeemed $500.0 million in aggregate principal amount of the 2024 Notes, or 100% of the principal amount, plus the accrued and unpaid interest thereon.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both March 31, 2024 and September 30, 2023, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both March 31, 2024 and September 30, 2023.

2028 Notes

On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of March 31, 2024.

On December 5, 2023, we entered into an interest rate swap on the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month Term SOFR + 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

On April 11, 2024, we entered into an interest rate swap on the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.

2029 Notes

On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of March 31, 2024.

On February 1, 2024, we entered into an interest rate swap on the 2029 Notes pursuant to which we agreed to receive a fixed rate of 6.248% and pay a rate of one-month Term SOFR + 2.444%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $600.0 million and terminates on July 15, 2029.

The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

Equity Distribution Agreement

On October 6, 2023, we entered into an equity distribution agreement, or the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the three months ended December 31, 2023, we terminated the equity distribution agreement entered into on May 28, 2021, or the 2021 Equity Distribution Agreement. As of both March 31, 2024 and September 30, 2023, there had been no common stock issuances under either the 2021 or 2023 Equity Distribution Agreements.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of March 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 177.9% and 1.28x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents and foreign currencies, was 1.15x as of March 31, 2024.

On August 3, 2023, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended March 31, 2024, we did not make any repurchases of our common stock. During the six months ended March 31, 2023, we repurchased 751,544 shares of our common stock for an aggregate repurchase price of approximately $9.6 million.

As of March 31, 2024 and September 30, 2023, we had outstanding commitments to fund investments totaling $144.1 million and $189.4 million, respectively. As of March 31, 2024, total commitments of $144.1 million included $36.4 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2024 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2024. As of March 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2024 and September 30, 2023, we had investments in 366 and 342 portfolio companies, respectively, with a total fair value of $5.4 billion and $5.5 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended				Six months ended
	March 31, 2024		December 31, 2023		March 31, 2024		March 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$500	2.3%	$7,500	12.8%	$8,000	9.9%	$7,059	1.7%
One stop	21,168	95.7	49,317	84.1	70,485	87.3	382,608	94.7
Subordinated debt	50	0.2	50	0.1	100	0.1	50	0.0 *
Equity	404	1.8	1,777	3.0	2,181	2.7	14,616	3.6
Total new investment commitments	$22,122	100.0%	$58,644	100.0%	$80,766	100.0%	$404,333	100.0%

* Represents an amount less than 0.1%.

For the six months ended March 31, 2024, we had approximately $322.9 million in proceeds from principal payments and sales of portfolio investments.

For the six months ended March 31, 2023, we had approximately $394.0 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$437,046	$442,343	$430,967	$517,091	$525,896	$503,594
Non-accrual(3)	4,230	4,184	3,505	1,630	1,553	391
One stop:
Performing	4,637,521	4,610,668	4,560,003	4,708,376	4,685,989	4,620,406
Non-accrual(3)	92,573	70,579	42,920	104,611	77,139	57,693
Second lien:
Performing	24,258	25,585	24,243	27,944	29,789	27,758
Non-accrual(3)	4,519	3,724	1,243	4,229	3,725	1,396
Subordinated debt:
Performing	9,674	9,066	9,024	4,585	4,538	4,488
Non-accrual(3)	—	—	—	4,322	3,328	3,457
Equity	N/A	277,461	322,832	N/A	261,879	297,430
Total	$5,209,821	$5,443,610	$5,394,737	$5,372,788	$5,593,836	$5,516,613

(1)As of March 31, 2024, $895.4 million and $831.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of March 31, 2024, $77.4 million and $46.9 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2023, $934.2 million and $887.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2023, $85.7 million and $62.9 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of March 31, 2024, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.5% and 0.9%, respectively. As of September 30, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.6% and 1.2%, respectively.

As of March 31, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 97.4% and 97.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended,		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average rate of new investment fundings	11.0%	11.0%	11.0%	11.4%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%	5.7%	5.8%	6.8%
Weighted average fees of new investment fundings	0.9%	1.1%	1.0%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	12.0%	10.4%	11.7%	9.4%

As of March 31, 2024, 97.7% and 98.0% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.2% and 97.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $63.4 million and $58.8 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$125,443	2.3%	$50,279	0.9%
4	4,576,979	84.9	4,647,644	84.2
3	664,560	12.3	803,724	14.6
2	27,755	0.5	14,966	0.3
1	—	—	—	—
Total	$5,394,737	100.0%	$5,516,613	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2024 and September 30, 2023.

	Weighted Average Price[1]
Category	March 31, 2024	September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.4%	98.9%
Internal Performance Rating 3 (Performing Below Expectations)	90.6	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	34.8	27.6
Total	97.4%	97.1%

(1)Includes only debt investments held as of March 31, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors. The Board approved the Investment Advisory Agreement on May 3, 2024 and on August 3, 2023, the Board approved an amended and restated Investment Advisory Agreement, pursuant to which the base management fee rate is reduced from 1.375% to 1.0%.

•GC Advisors has agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “ GBDC 3 Merger Waiver”) to the Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees payable to the Investment Adviser under the Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, will equal those that would be payable under the investment advisory agreement that would be entered into and effective upon closing of the transactions contemplated by the GBDC 3 Merger Agreement.

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

•During the first calendar quarter of 2024, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $0.1 million, or 5,000 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2023, the Trust purchased approximately $18.0 million, or 1,306,855 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the GCIC Merger Agreement.

•On January 16, 2024, we entered into the GBDC 3 Merger Agreement with GBDC 3, Merger Sub, GC Advisors, and, for certain limited purposes, the Administrator. See Note 13 in the notes to our consolidated financial statements for further information.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2024 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of the 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $47.7 million and $62.9 million as of March 31, 2024 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, $0.5 million and $1.0 million, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2023, $0.2 million and $2.4 million, respectively, was recorded for U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended March 31, 2024, $0.1 million was recorded for U.S. income taxes and we recorded a net tax benefit of $0.3 million. For the three and six months ended March 31, 2023, we did not record any U.S. income taxes and we recorded a net tax benefit of $0.5 million for taxable subsidiaries. As of March 31, 2024 and September 30, 2023, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $1.1 million and $1.1 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.82% and 0.80%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month SOFR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The JPM Credit Facility has a floating interest rate provision that, as of March 31, 2024, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We have entered into one interest rate swap on the 2028 Notes and one interest rate swap on the 2029 Notes, these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327% and one-month SOFR plus a spread of 2.444%, respectively. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(102,354)	$(32,016)	$(70,338)
Down 150 basis points	(76,765)	(24,012)	(52,753)
Down 100 basis points	(51,177)	(16,008)	(35,169)
Down 50 basis points	(25,588)	(8,004)	(17,584)
Up 50 basis points	25,588	8,004	17,584
Up 100 basis points	51,177	16,008	35,169
Up 150 basis points	76,765	24,012	52,753
Up 200 basis points	102,354	32,016	70,338

(1) Assumes applicable three-month base rate as of March 31, 2024, with the exception of SONIA and Prime that utilize the March 31, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2023 and our quarterly report on Form 10-Q for the quarter ended December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of January 16, 2024. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on January 17, 2024).
4.1	Fifth Supplemental Indenture, dated as of February 1, 2024, relating to the 6.000% Notes due 2029, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 1, 2024).
4.2	Notice of Redemption of 3.375% Notes due 2024, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on March 8, 2024).
10.1	Waiver Agreement to the Fourth Amended and Restated Investment Advisory Agreement by and between Golub Capital BDC, Inc. and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on January 17, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: May 6, 2024	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)