Form 10-Q
period 2024-06-30
GOLUB CAPITAL BDC, Inc.
filed 2024-08-05
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 5, 2024, the Registrant had 264,609,056 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$7,648,143	$5,416,739
Non-controlled affiliate company investments	207,402	87,084
Controlled affiliate company investments	11,969	12,790
Total investments, at fair value (amortized cost of $7,965,888 and $5,593,836, respectively)	7,867,514	5,516,613
Cash and cash equivalents	141,186	65,617
Foreign currencies (cost of $6,381 and $4,540, respectively)	6,327	4,208
Restricted cash and cash equivalents	316,484	70,381
Restricted foreign currencies (cost of $717 and $0, respectively)	717	—
Cash collateral held at broker for forward currency contracts	11,670	—
Interest receivable	81,884	58,054
Net unrealized appreciation on forward currency contracts	22,365	14,941
Receivable for investments sold	8,922	—
Other assets	20,136	3,658
Total Assets	$8,477,205	$5,733,472
Liabilities
Debt	$4,337,697	$3,133,332
Less unamortized debt issuance costs	(22,232)	(15,613)
Debt less unamortized debt issuance costs	4,315,465	3,117,719
Interest payable	61,170	24,749
Management and incentive fees payable	14,345	35,277
Accrued trustee fees	494	331
Accounts payable and other liabilities	32,088	7,518
Total Liabilities	4,423,562	3,185,594
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 264,609,056 and 169,594,742 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	265	170
Paid in capital in excess of par	4,217,451	2,646,912
Distributable earnings (losses)	(164,073)	(99,204)
Total Net Assets	4,053,643	2,547,878
Total Liabilities and Total Net Assets	$8,477,205	$5,733,472
Number of common shares outstanding	264,609,056	169,594,742
Net asset value per common share	$15.32	$15.02

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$153,899	$140,169	$447,809	$396,237
Payment-in-kind interest income	9,036	9,248	30,096	24,654
Dividend income	5,705	4,058	14,445	12,097
Fee income	665	275	1,482	1,790
Total investment income from non-controlled/non-affiliate company investments	169,305	153,750	493,832	434,778
From non-controlled affiliate company investments:
Interest income	795	639	2,625	1,167
Payment-in-kind interest income	1,033	241	3,392	2,330
Fee income	26	16	92	59
Total investment income from non-controlled affiliate company investments	1,854	896	6,109	3,556
From controlled affiliate company investments:
Interest income(1)	—	(28)	—	(83)
Payment-in-kind interest income	108	98	317	286
Fee income	4	4	13	13
Total investment income from controlled affiliate company investments	112	74	330	216
Total investment income	171,271	154,720	500,271	438,550
Expenses
Interest and other debt financing expenses	60,116	39,487	145,801	109,988
Base management fee	14,362	18,997	41,980	56,747
Incentive fee	14,400	18,857	56,311	52,844
Professional fees	1,486	1,225	4,136	3,753
Administrative service fee	2,090	2,049	6,480	6,182
General and administrative expenses	370	327	1,135	957
Total expenses	92,824	80,942	255,843	230,471
Incentive fee waived (Note 3)	(14,400)	—	(19,557)	—
Net expenses	78,424	80,942	236,286	230,471
Net investment income - before tax	92,847	73,778	263,985	208,079
Excise and income tax	125	—	1,195	2,432
Net investment income - after tax	92,722	73,778	262,790	205,647
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(32,137)	(44,158)	(30,988)	(45,948)
Non-controlled affiliate company investments	—	—	(18,517)	320
Controlled affiliate company investments	—	(927)	—	(927)
Foreign currency transactions	(6,206)	1,141	(1,560)	(28)
Forward currency contracts	624	2,021	624	3,192
Net realized gain (loss) on investment transactions	(37,719)	(41,923)	(50,441)	(43,391)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(53,214)	44,697	(34,523)	10,577
Non-controlled affiliate company investments	396	(2,457)	25	(15,929)
Controlled affiliate company investments	196	842	(1,111)	263
Translation of assets and liabilities in foreign currencies	3,709	3,399	(260)	21,857
Forward currency contracts	2,972	(5,431)	1,589	(22,326)
Net change in unrealized appreciation (depreciation) on investment transactions	(45,941)	41,050	(34,280)	(5,558)
Net gain (loss) on investment transactions	(83,660)	(873)	(84,721)	(48,949)
(Provision) benefit for taxes on realized gains on investments	—	—	—	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	190	78	517	576
Net increase (decrease) in net assets resulting from operations	$9,252	$72,983	$178,586	$157,067
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.05	$0.43	$0.99	$0.92
Dividends and distributions declared per common share	$0.50	$0.33	$1.40	$0.99
Basic and diluted weighted average common shares outstanding (Note 10)	199,969,889	169,980,131	180,047,668	170,570,633
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	170,895,670	$171	$2,676,674	$(132,345)	$2,544,500
Repurchases of common stock, net of commission costs	(1,295,678)	(1)	(16,790)	—	(16,791)
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	205,647	205,647
Net realized gain (loss) on investment transactions	—	—	—	(43,391)	(43,391)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(5,558)	(5,558)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	576	576
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(168,858)	(168,858)
Total increase (decrease) for the nine months ended June 30, 2023	(1,295,678)	(1)	(16,790)	(11,791)	(28,582)
Balance at June 30, 2023	169,599,992	$170	$2,659,884	$(144,136)	$2,515,918
Balance at March 31, 2023	170,144,126	$170	$2,667,028	$(161,053)	$2,506,145
Repurchases of common stock, net of commission costs	(544,134)	—	(7,144)	—	(7,144)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	73,778	73,778
Net realized gain (loss) on investment transactions	—	—	—	(41,923)	(41,923)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	41,050	41,050
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	78	78
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(56,066)	(56,066)
Total increase (decrease) for the three months ended June 30, 2023	(544,134)	—	(7,144)	16,917	9,773
Balance at June 30, 2023	169,599,992	$170	$2,659,884	$(144,136)	$2,515,918
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878
Issuance of common stock - GBDC 3 Merger	92,115,308	92	1,526,259	—	1,526,351
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	262,790	262,790
Net realized gain (loss) on investment transactions	—	—	—	(50,441)	(50,441)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(34,280)	(34,280)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	517	517
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,899,006	3	44,280	—	44,283
Distributions from distributable earnings	—	—	—	(243,455)	(243,455)
Total increase (decrease) for the nine months ended June 30, 2024	95,014,314	95	1,570,539	(64,869)	1,505,765
Balance at June 30, 2024	264,609,056	$265	$4,217,451	$(164,073)	$4,053,643
Balance at March 31, 2024	171,517,307	$172	$2,676,430	$(82,962)	$2,593,640
Issuance of common stock - GBDC 3 Merger	92,115,308	92	1,526,259	—	1,526,351
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	92,722	92,722
Net realized gain (loss) on investment transactions	—	—	—	(37,719)	(37,719)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(45,941)	(45,941)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	190	190
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	976,441	1	14,762	—	14,763
Distributions from distributable earnings	—	—	—	(90,363)	(90,363)
Total increase (decrease) for the three months ended June 30, 2024	93,091,749	93	1,541,021	(81,111)	1,460,003
Balance at June 30, 2024	264,609,056	$265	$4,217,451	$(164,073)	$4,053,643
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$178,586	$157,067
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	6,869	5,362
Accretion of discounts and amortization of premiums on investments	1,267	454
Accretion of discounts and amortization of premiums on issued debt securities	(10,996)	(9,994)
Net realized (gain) loss on investments	49,505	46,555
Net realized (gain) loss on foreign currency transactions	1,560	28
Net realized (gain) loss on forward currency contracts	(624)	(3,192)
Net change in unrealized (appreciation) depreciation on investments	35,609	5,089
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	260	(21,857)
Net change in unrealized (appreciation) depreciation on interest rate swap	2,992	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	(1,589)	22,326
Proceeds from (fundings of) revolving loans, net	(4,658)	(2,449)
Fundings of investments	(554,521)	(583,847)
Proceeds from principal payments and sales of portfolio investments	867,233	550,843
Proceeds from settlements of forward currency contracts	1,123	3,192
Payment-in-kind interest capitalized	(36,551)	(27,660)
Non-cash dividends capitalized	(13,890)	(10,767)
Proceeds from non-cash dividends	47	—
Cash acquired in GBDC 3 Merger	53,885	—
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(11,670)	—
Interest receivable	8,374	(9,139)
Receivable for investments sold	—	—
Other assets	(20,191)	340
Interest payable	23,750	5,791
Management and incentive fees payable	(29,853)	4,424
Accrued trustee fees	155	(72)
Payable for investments purchased	—	250
Accounts payable and other liabilities(1)	(2,730)	(1,497)
Net cash provided by (used in) operating activities	543,942	131,247
Cash flows from financing activities
Borrowings on debt	1,966,609	513,927
Repayments of debt	(1,971,861)	(463,765)
Capitalized debt issuance costs	(13,488)	(5,368)
Purchases of common stock (Note 11)	—	(16,791)
Distributions paid	(199,173)	(135,311)
Purchases of common stock for dividend reinvestment plan	—	(33,547)
Net cash provided by (used in) financing activities	(217,913)	(140,855)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	326,029	(9,608)
Effect of foreign currency exchange rates	(1,521)	93
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	140,206	180,553
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$464,714	$171,038
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$110,623	$98,381
Distributions declared for the period	243,455	168,858
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands)

	Nine months ended June 30,
	2024	2023
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$44,282	$—
Acquisition of subsidiaries(2)
Noncash assets acquired:
Investments, at cost	$2,623,381	$—
Interest receivable	32,204	—
Unrealized appreciation on forward currency contracts	6,334	—
Receivable for investments sold	8,922	—
Other assets	154	—
Total noncash assets purchased	2,670,995	—
Liabilities assumed:
Debt	1,211,174	—
Interest payable	12,671	—
Distributions payable	9,516	—
Management and incentive fees payable	8,921	—
Accrued trustee fees	8	—
Accounts payable and other liabilities	4,040	—
Total liabilities assumed	1,246,330	—
Issuance of common stock	$1,526,351	$—
Merger costs capitalized into purchase price	$3,867	$—

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2024	September 30, 2023
Cash and cash equivalents	$141,186	$65,617
Foreign currencies (cost of $6,381 and $4,540, respectively)	6,327	4,208
Restricted cash and cash equivalents	316,484	70,381
Restricted foreign currencies (cost of $717 and $0, respectively)	717	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(3)	$464,714	$140,206
(1) Includes payment of $9,516 distribution payable to GBDC 3 shareholders that was assumed in the GBDC 3 Merger (defined in Note 2).
(2) Refer to Note 13 for more information related to our acquisition of GBDC 3.
(3) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.~+	One stop	SF +	6.50%	(i)(j)	11.84%				02/2029	$34,464	$34,202	0.9%	$34,809
PPW Aero Buyer, Inc.+	One stop	SF +	5.50%	(j)	10.83%				02/2029	1,727	1,635	—	1,542
PPW Aero Buyer, Inc.+	One stop	SF +	6.50%	(i)	11.84%				02/2029	16	15	—	16
										36,207	35,852	0.9	36,367
Airlines
Accelya Lux Finco S.A.R.L.<+(8)(13)(24)	One stop	SF +	7.00%	(j)	8.43%	cash/	4.00%	PIK	12/2026	8,812	8,738	0.2	8,547

Auto Components
Collision SP Subco, LLC<+	One stop	SF +	5.50%	(j)	10.83%				01/2030	888	877	—	888
Collision SP Subco, LLC+	One stop	SF +	5.50%	(k)	10.76%				01/2030	41	36	—	41
Collision SP Subco, LLC+	One stop	SF +	5.50%	(j)	10.83%				01/2030	14	13	—	14
Covercraft Parent III, Inc.&+	Senior secured	SF +	4.50%	(j)	9.95%				08/2027	6,843	6,801	0.1	6,638
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(j)	9.98%				08/2027	1,385	1,364	—	1,343
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(j)	9.98%				08/2027	60	56	—	54
North Haven Falcon Buyer, LLC<+(24)	One stop	SF +	8.00%	(j)	8.33%	cash/	5.00%	PIK	05/2027	8,991	8,295	0.2	6,744
North Haven Falcon Buyer, LLC+(24)	One stop	SF +	8.00%	(j)	13.35%				05/2027	1,506	1,387	—	1,129
OEConnection, LLC<+	One stop	SF +	5.25%	(i)	10.59%				04/2031	10,315	10,267	0.3	10,211
OEConnection, LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(9)	—	(9)
OEConnection, LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(8)	—	(9)
Polk Acquisition Corp.*#+(24)	Senior secured	SF +	7.50%	(i)	10.69%	cash/	2.25%	PIK	12/2024	18,535	18,419	0.5	18,351
Polk Acquisition Corp.+(24)	Senior secured	SF +	7.50%	(i)	10.69%	cash/	2.25%	PIK	12/2024	110	109	—	109
Polk Acquisition Corp.+(24)	Senior secured	SF +	7.50%	(i)	10.69%	cash/	2.25%	PIK	12/2024	65	63	—	62
										48,753	47,670	1.1	45,566
Automobiles
CG Group Holdings, LLC*#~<+(24)	One stop	SF +	8.75%	(j)	12.08%	cash/	2.00%	PIK	07/2027	45,784	45,569	1.1	45,326
CG Group Holdings, LLC+(24)	One stop	SF +	8.75%	(i)	12.09%	cash/	2.00%	PIK	07/2026	700	694	—	694
Denali Midco 2, LLC*#~+	One stop	SF +	6.00%	(i)	11.44%				12/2027	44,740	44,553	1.1	44,741
Denali Midco 2, LLC<+	One stop	SF +	6.50%	(i)	11.94%				12/2027	1,512	1,495	—	1,516
Denali Midco 2, LLC&<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	10,427	10,633	0.3	10,427
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.94%				12/2027	407	403	—	408
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.94%				12/2027	345	341	—	345
Denali Midco 2, LLC&+	One stop	SF +	6.00%	(i)	11.44%				12/2027	3,120	3,182	0.1	3,120
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.94%				12/2027	202	200	—	203
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,896	1,933	0.1	1,896
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,801	1,836	—	1,801
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,572	1,603	—	1,572
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,296	1,295	—	1,296
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,257	1,257	—	1,257
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,257	1,257	—	1,257
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,038	1,037	—	1,038
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.94%				12/2027	101	100	—	101
Denali Midco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2027	—	(3)	—	—
Denali Midco 2, LLC+	One stop	SF +	6.50%	(i)	11.94%				12/2027	471	465	—	472
Denali Midco 2, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	(4)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.75%	(i)(j)	11.19%				12/2027	396	395	—	396
High Bar Brands Operating, LLC<+	Senior secured	SF +	5.25%	(j)	10.58%				12/2029	1,441	1,436	0.1	1,441
High Bar Brands Operating, LLC<+	Senior secured	SF +	5.25%	(j)	10.58%				12/2029	300	299	—	300

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
High Bar Brands Operating, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	$—	$(1)	—%	$—
High Bar Brands Operating, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	—	(1)	—	—
JHCC Holdings LLC~+	One stop	SF +	5.25%	(j)	10.58%	09/2027	17,935	17,815	0.5	17,889
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.58%	09/2027	4,963	4,960	0.1	4,951
JHCC Holdings LLC<+	One stop	SF +	5.25%	(j)	10.58%	09/2026	1,663	1,643	—	1,659
JHCC Holdings LLC<+	One stop	SF +	5.25%	(j)	10.58%	09/2027	736	730	—	734
JHCC Holdings LLC<+	One stop	SF +	5.25%	(j)	10.58%	09/2027	5,192	5,282	0.1	5,179
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	10.59%	09/2027	46	44	—	44
JHCC Holdings LLC<+	One stop	SF +	5.25%	(j)	10.58%	09/2027	697	695	—	695
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	10.58%	09/2027	2,163	2,186	0.2	2,156
JHCC Holdings LLC+(5)	One stop	SF +	5.25%		N/A(6)	09/2027	—	(27)	—	(17)
MOP GM Holding, LLC*#~^+	One stop	SF +	5.75%	(j)	11.23%	11/2026	32,974	32,959	0.8	32,645
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(k)	11.15%	11/2026	3,627	3,605	0.1	3,591
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(k)	11.33%	11/2026	3,875	3,869	0.1	3,837
MOP GM Holding, LLC^+	One stop	SF +	5.75%	(k)	11.15%	11/2026	3,545	3,524	0.1	3,510
MOP GM Holding, LLC^+	One stop	SF +	5.75%	(j)	11.23%	11/2026	2,628	2,611	0.1	2,601
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(k)	11.15%	11/2026	2,167	2,154	0.2	2,146
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(k)	11.15%	11/2026	1,998	1,978	0.1	1,977
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.23%	11/2026	727	723	—	720
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.23%	11/2026	534	531	—	530
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)(k)	11.23%	11/2026	400	397	—	396
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.15%	11/2026	268	267	—	266
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.23%	11/2026	204	202	—	202
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.23%	11/2026	89	88	—	88
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.15%	11/2026	89	89	—	88
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(38)	—	—
National Express Wash Parent Holdco, LLC&+	One stop	SF +	5.50%	(k)	10.76%	07/2029	7,965	7,907	0.2	7,806
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(k)	10.79%	07/2029	280	274	—	272
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(4)	—	—
POY Holdings, LLC#^&<+	One stop	SF +	5.50%	(j)	10.98%	11/2027	28,563	28,863	0.7	28,563
POY Holdings, LLC<+	One stop	SF +	5.50%	(j)	10.98%	11/2027	1,314	1,314	—	1,314
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	10.99%	11/2027	188	185	—	188
POY Holdings, LLC<+	One stop	SF +	5.50%	(j)	10.98%	11/2027	3,711	3,779	0.1	3,711
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(1)	—	—
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	10.98%	11/2027	653	652	—	653
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(i)	10.09%	06/2031	3,500	3,470	0.1	3,474
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(3)	—	(4)
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(12)	—	(12)
Spotless Brands, LLC<+	One stop	SF +	6.50%	(j)	11.97%	07/2028	12,353	12,311	0.3	12,353
Spotless Brands, LLC+	One stop	SF +	6.50%	(j)	11.98%	07/2028	1,343	1,335	—	1,343
Spotless Brands, LLC+	One stop	SF +	6.50%	(j)	11.97%	07/2028	996	991	—	997
Spotless Brands, LLC+	One stop	SF +	6.50%	(i)	11.93%	07/2028	22	22	—	22
TWAS Holdings, LLC#&<	One stop	SF +	6.75%	(i)	12.19%	12/2026	46,924	46,808	1.1	46,456
TWAS Holdings, LLC*~&+	One stop	SF +	6.75%	(i)	12.19%	12/2026	41,916	41,890	1.0	41,498
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(i)	12.19%	12/2026	10,882	10,877	0.3	10,773
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(i)	12.19%	12/2026	8,309	8,393	0.2	8,226
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(i)	12.19%	12/2026	5,277	5,331	0.1	5,224
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)	12/2026	—	(5)	—	(8)
Yorkshire Parent, Inc.<+	One stop	SF +	6.00%	(j)	11.33%	12/2029	2,247	2,287	0.1	2,247
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)	12/2029	—	(1)	—	—
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)	12/2029	—	(1)	—	—
							383,026	382,923	9.4	380,590

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Banks
OSP Hamilton Purchaser, LLC<+	One stop	SF +	5.50%	(j)	10.93%		12/2029	$1,749	$1,775	—%	$1,749
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	10.44%		12/2029	285	279	—	285
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.50%		N/A(6)		12/2029	—	—	—	—
								2,034	2,054	—	2,034
Beverages
Financial Information Technologies, LLC~<+	One stop	SF +	5.50%	(j)	10.83%		06/2030	34,713	34,639	0.9	34,713
Financial Information Technologies, LLC+(24)	One stop	N/A			14.00%	PIK	06/2031	19,193	19,051	0.5	19,193
Financial Information Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC<+	One stop	SF +	5.50%	(j)	10.83%		06/2030	2,226	2,223	—	2,226
Financial Information Technologies, LLC+(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(1)	—	—
Watermill Express, LLC^+	One stop	SF +	5.75%	(j)	11.23%		07/2029	3,072	3,053	0.1	3,073
Watermill Express, LLC+	One stop	SF +	5.75%	(j)	11.23%		07/2029	297	296	—	297
Watermill Express, LLC+	One stop	SF +	5.75%	(i)(j)	11.22%		07/2029	30	29	—	30
Watermill Express, LLC<+	One stop	SF +	5.75%	(j)	11.23%		07/2029	742	736	—	742
Watermill Express, LLC+	One stop	SF +	5.75%	(j)	11.23%		07/2029	371	370	—	371
Winebow Holdings, Inc.~<	One stop	SF +	6.25%	(i)	11.69%		07/2025	10,660	10,624	0.3	10,447
								71,304	71,019	1.8	71,092

Building Products
BECO Holding Company, Inc.#~&<+	One stop	SF +	5.25%	(j)	10.73%				11/2028	41,104	41,773	1.0	41,105
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(3)	—	—
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	4,031	4,022	0.1	4,031
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	1,440	1,436	0.1	1,440
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	1,364	1,360	—	1,364
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	879	877	—	879
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	829	827	—	829
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	421	420	—	421
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	269	268	—	269
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	210	209	—	210
Jensen Hughes, Inc.+	Senior secured	SF +	5.75%	(i)	11.18%				03/2025	112	112	—	112
										50,659	51,301	1.2	50,660
Capital Markets
BlueMatrix Holdings, LLC<+	One stop	SF +	5.25%	(j)	10.58%				01/2031	2,546	2,572	0.1	2,547
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2031	—	—	—	—
BlueMatrix Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(7)	—	—
										2,546	2,565	0.1	2,547
Chemicals
Inhance Technologies Holdings, LLC#<+(24)	One stop	SF +	6.00%	(j)	11.45%				12/2024	14,958	14,611	0.3	12,715
Inhance Technologies Holdings, LLC#&(24)	One stop	SF +	6.00%	(j)	11.45%				12/2024	13,570	13,053	0.3	11,534
Inhance Technologies Holdings, LLC<+(24)	One stop	SF +	6.00%	(j)	11.45%				12/2024	2,639	2,529	0.1	2,243
Inhance Technologies Holdings, LLC+(24)	One stop	SF +	6.00%	(j)	11.45%				12/2024	310	293	—	259
PHM NL SP Bidco B.V.+(8)(9)(14)(24)	One stop	E +	6.75%	(d)	7.61%	cash/	3.00%	PIK	09/2028	48,535	49,576	1.1	42,711
PHM NL SP Bidco B.V.+(8)(14)(24)	One stop	SF +	6.75%	(h)	9.31%	cash/	3.00%	PIK	09/2028	19,688	18,942	0.4	17,326
PHM NL SP Bidco B.V.+(8)(9)(14)	One stop	SN +	3.75%	(g)	8.95%				09/2028	10,870	10,882	0.2	9,565
PHM NL SP Bidco B.V.+(8)(9)(14)(24)	One stop	E +	6.75%	(d)	7.50%	cash/	3.00%	PIK	09/2028	5,130	5,141	0.1	4,514
										115,700	115,027	2.5	100,867
Commercial Services & Supplies
BradyIFS Holdings, LLC^+	One stop	SF +	6.00%	(j)	11.33%				10/2029	4,854	4,941	0.1	4,854
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(j)	11.33%				10/2029	333	332	—	333
BradyIFS Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CI (Quercus) Intermediate Holdings, LLC*#~<+	One stop	SF +	5.00%	(j)	10.34%				06/2031	$26,272	$25,962	0.7%	$26,141
CI (Quercus) Intermediate Holdings, LLC+	One stop	P +	4.00%	(a)(j)	11.47%				06/2031	154	134	—	144
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(61)	—	(123)
Encore Holdings, LLC+	One stop	SF +	5.25%	(j)	10.67%				11/2028	4,575	4,508	0.1	4,598
Encore Holdings, LLC<+	One stop	SF +	5.25%	(j)	10.68%				11/2028	910	896	—	914
Encore Holdings, LLC+	One stop	SF +	5.00%	(i)(j)	10.34%				11/2028	855	849	—	855
FR Vision Holdings, Inc.<+	One stop	SF +	5.50%	(j)	10.83%				01/2031	1,072	1,068	—	1,072
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(j)	10.83%				01/2031	90	89	—	90
FR Vision Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC<+	One stop	SF +	6.25%	(i)	11.59%				09/2030	4,098	4,035	0.1	4,139
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(8)	—	—
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(6)	—	—
North Haven Stack Buyer, LLC+	Second lien	SF +	5.25%	(j)	10.58%				07/2027	1,568	1,552	0.1	1,568
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(j)	10.35%				07/2027	691	650	—	649
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.57%				07/2027	285	282	—	285
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)				01/2028	—	(16)	—	(17)
North Haven Stack Buyer, LLC*#~<	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	12,317	12,301	0.3	12,317
North Haven Stack Buyer, LLC+(24)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	2,263	2,242	0.1	2,263
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	1,485	1,475	0.1	1,485
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.57%				07/2027	1,422	1,412	—	1,422

North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	4,149	4,135	0.1	4,149
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	1,374	1,369	—	1,374
North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	1,369	1,364	—	1,369
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.57%				07/2027	201	200	—	201
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	100	100	—	100
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	221	213	—	211
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.58%				07/2027	2,287	2,273	0.1	2,287
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(j)	10.67%				07/2027	485	482	—	485
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)				01/2028	—	(21)	—	—
Profile Products LLC<+	One stop	SF +	5.50%	(j)	10.93%				11/2027	9,076	8,991	0.2	8,893
Profile Products LLC<+(8)	One stop	SF +	5.50%	(j)	10.93%				11/2027	1,840	1,814	0.1	1,802
Profile Products LLC+	One stop	P +	4.50%	(a)	13.00%				11/2027	24	22	—	22
Profile Products LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	(1)	—	(2)
PSC Parent, Inc.<+	One stop	SF +	5.25%	(i)	10.58%				04/2031	5,505	5,495	0.1	5,451
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	10.58%				04/2030	84	78	—	78
PSC Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(6)	—	(6)
PSC Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(5)	—	(5)
PT Intermediate Holdings III, LLC<+(24)	One stop	SF +	5.00%	(j)	8.58%	cash/	1.75%	PIK	04/2030	12,076	12,105	0.3	12,076
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2030	—	(2)	—	—
Radwell Parent, LLC#^+	One stop	SF +	5.50%	(j)	10.83%				03/2029	34,376	34,035	0.9	34,377
Radwell Parent, LLC&<+	One stop	SF +	5.50%	(j)	10.83%				03/2029	31,218	31,273	0.8	31,218
Radwell Parent, LLC+	One stop	SF +	5.50%	(j)	10.83%				03/2029	289	237	—	289
Radwell Parent, LLC+	One stop	SF +	5.50%	(j)	10.85%				03/2029	1,271	1,266	—	1,271
Trinity Air Consultants Holdings Corporation<+	One stop	SF +	5.25%	(k)	10.66%				06/2028	2,632	2,607	0.1	2,632
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(k)	10.58%				06/2028	530	530	—	530
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%		N/A(6)				06/2028	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(k)	10.61%				06/2028	432	429	—	432
WRE Holding Corp.*#	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	2,188	2,186	0.1	2,188
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	904	903	—	904
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	664	663	—	664

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	$392	$392	—%	$392
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)(k)	10.35%				01/2025	1,221	1,218	—	1,221
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	148	148	—	148
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	126	126	—	126
WRE Holding Corp.+	Senior secured	SF +	5.00%	(i)	10.38%				01/2025	23	23	—	23
WRE Holding Corp.+	Senior secured	SF +	5.25%		N/A(6)				01/2025	—	—	—	—
										178,449	177,278	4.4	177,889
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.50%	(h)	11.24%				09/2028	14,802	14,774	0.4	14,802
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(d)	9.17%				09/2028	1,628	1,743	—	1,628
										16,430	16,517	0.4	16,430
Construction & Engineering
Consor Intermediate II, LLC<+	One stop	SF +	4.75%	(j)	10.08%				05/2031	4,050	4,063	0.1	4,030
Consor Intermediate II, LLC+(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(18)	—	(19)
Consor Intermediate II, LLC+(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(3)	—	(3)
										4,050	4,042	0.1	4,008
Containers & Packaging
AmerCareRoyal LLC<+(24)	Senior secured	SF +	6.50%	(i)	11.98%				11/2025	3,266	3,316	0.1	3,266
AmerCareRoyal LLC<+(24)	Senior secured	SF +	6.50%	(i)	11.98%				11/2025	699	698	—	699
AmerCareRoyal LLC+(24)	Senior secured	SF +	6.50%	(i)	11.98%				11/2025	679	678	—	679
AmerCareRoyal LLC<+(8)(24)	Senior secured	SF +	6.50%	(i)	11.98%				11/2025	587	587	—	588
Chase Intermediate#~&<+	One stop	SF +	4.75%	(j)	10.23%				10/2028	49,457	50,221	1.3	49,457
Chase Intermediate+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	—
Chase Intermediate+	One stop	SF +	4.75%	(j)	10.08%				10/2028	35	29	—	35
Fortis Solutions Group, LLC*#~^&+	One stop	SF +	5.50%	(j)	10.93%				10/2028	50,153	49,807	1.2	49,150
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	10.92%				10/2028	1,512	1,397	—	1,353
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	10.93%				10/2028	142	72	—	139
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	10.93%				10/2027	121	113	—	112
										106,651	106,916	2.6	105,478
Diversified Consumer Services
Any Hour, LLC<+	One stop	SF +	5.00%	(j)	10.33%				05/2030	9,089	9,021	0.2	8,952
Any Hour, LLC+	One stop	N/A			13.00%				05/2031	2,746	2,692	0.1	2,692
Any Hour, LLC+	One stop	SF +	5.00%	(j)	10.33%				05/2030	124	110	—	109
Any Hour, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(20)	—	(20)
Apex Service Partners, LLC<+(24)	One stop	SF +	7.00%	(j)	10.33%	cash/	2.00%	PIK	10/2030	4,415	4,497	0.1	4,415
Apex Service Partners, LLC+(24)	One stop	SF +	7.00%	(j)	12.33%				10/2030	941	940	—	941
Apex Service Partners, LLC+	One stop	SF +	6.50%	(j)(k)	11.83%				10/2029	35	35	—	35
Certus Pest, Inc.#~	One stop	SF +	7.00%	(j)	12.48%				02/2026	1,730	1,712	0.1	1,730
Certus Pest, Inc.#~	One stop	SF +	7.00%	(j)	12.48%				02/2026	1,659	1,634	0.1	1,659
Certus Pest, Inc.+	One stop	SF +	7.00%	(j)	12.48%				02/2026	1,197	1,197	—	1,197
Certus Pest, Inc.#~	One stop	SF +	7.00%	(j)	12.48%				02/2026	1,182	1,175	—	1,182
Certus Pest, Inc.~+	One stop	SF +	7.00%	(j)	12.48%				02/2026	820	813	—	820
Certus Pest, Inc.#~	One stop	SF +	7.00%	(j)	12.48%				02/2026	722	706	—	722
Certus Pest, Inc.+	One stop	SF +	7.00%	(j)	12.48%				02/2026	704	701	—	704
Certus Pest, Inc.~+	One stop	SF +	7.00%	(j)	12.48%				02/2026	416	412	—	416
Certus Pest, Inc.+	One stop	SF +	7.00%	(j)	12.48%				02/2026	260	254	—	260
Certus Pest, Inc.+	One stop	SF +	7.00%	(j)	12.48%				02/2026	142	132	—	142
Certus Pest, Inc.+	One stop	SF +	7.00%	(j)	12.48%				02/2026	60	58	—	60
Certus Pest, Inc.+	One stop	SF +	7.00%		N/A(6)				02/2026	—	—	—	—
CHHJ Midco, LLC#<	Senior secured	SF +	5.00%	(k)	10.51%				01/2026	3,741	3,732	0.1	3,741
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
CHVAC Services Investment, LLC<+	One stop	SF +	5.00%	(j)	10.33%				05/2030	2,945	2,920	0.1	2,920
CHVAC Services Investment, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(44)	—	(45)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CHVAC Services Investment, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	$—	$(3)	—%	$(3)
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	2,407	2,393	0.1	2,388
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	2,344	2,326	0.1	2,327
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	1,536	1,526	0.1	1,525
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(j)	10.72%				07/2027	1,086	1,078	—	1,078
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	1,157	1,148	—	1,148
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(j)	10.73%				07/2027	698	692	—	692
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	(1)
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	10.96%				07/2027	1,387	1,384	—	1,387
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.50%	(j)	10.98%				07/2027	1,045	1,043	—	1,045
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	10.98%				07/2027	924	922	—	924
DP Flores Holdings, LLC#<	One stop	SF +	6.25%	(j)	11.58%				09/2028	3,854	3,851	0.1	3,854
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(6)	—	—
DP Flores Holdings, LLC+	One stop	SF +	6.25%	(j)	11.58%				09/2028	599	594	—	599
EMS LINQ, LLC^+	One stop	SF +	6.25%	(i)	11.69%				12/2027	13,835	13,871	0.4	13,835
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	11.69%				12/2027	156	154	—	156
Entomo Brands Acquisitions, Inc.<+	Senior secured	SF +	5.50%	(j)	10.98%				07/2029	4,400	4,403	0.1	4,400
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	10.98%				07/2029	1,060	1,036	—	1,060
EWC Growth Partners LLC<+	One stop	SF +	6.00%	(j)	11.48%				03/2026	976	971	—	976
EWC Growth Partners LLC&+	One stop	SF +	6.00%	(j)	11.48%				03/2026	1,144	1,144	—	1,144
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	11.48%				03/2026	38	38	—	38
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	11.48%				03/2026	109	109	—	109
FPG Intermediate Holdco, LLC&+(24)	One stop	SF +	6.75%	(i)	8.19%	cash/	4.00%	PIK	03/2027	14,055	13,734	0.3	13,213
FPG Intermediate Holdco, LLC+(24)	One stop	SF +	6.75%	(i)	8.24%	cash/	4.00%	PIK	03/2027	7,780	7,495	0.2	7,313
FPG Intermediate Holdco, LLC+(24)	One stop	SF +	6.75%	(i)	8.19%	cash/	4.00%	PIK	03/2027	94	94	—	94
FSS Buyer LLC&+	One stop	SF +	5.00%	(i)	10.34%				08/2028	7,685	7,671	0.2	7,685
FSS Buyer LLC+	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.<+	One stop	SF +	5.25%	(j)	10.60%				06/2029	11,580	11,557	0.3	11,581
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(i)	11.29%				06/2028	48	47	—	48
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(2)	—	—
Learn-it Systems, LLC<+(24)	Senior secured	SF +	5.25%	(j)	7.98%	cash/	2.75%	PIK	09/2026	3,360	3,360	0.1	3,328
Learn-it Systems, LLC+(24)	Senior secured	SF +	5.25%	(k)	8.01%	cash/	2.75%	PIK	09/2026	1,979	1,972	0.1	1,959
Learn-it Systems, LLC+(24)	Senior secured	SF +	5.25%	(k)	8.01%	cash/	2.75%	PIK	09/2026	842	839	—	834
Learn-it Systems, LLC+	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	—
Liminex, Inc.<+	One stop	SF +	7.25%	(j)	12.73%				11/2026	35,650	35,610	0.9	35,650
Liminex, Inc.<+	One stop	SF +	7.25%	(j)	12.73%				11/2026	23,516	23,434	0.6	23,516
Liminex, Inc.<+	One stop	SF +	7.25%	(j)	12.73%				11/2026	15,953	15,741	0.4	15,953
Liminex, Inc.^<+	One stop	SF +	7.25%	(j)	12.73%				11/2026	20,321	20,728	0.5	20,321
Litera Bidco, LLC<+	One stop	SF +	4.75%	(i)	10.09%				05/2028	5,214	5,227	0.1	5,188
Litera Bidco, LLC+	One stop	SF +	4.75%	(i)	10.09%				05/2028	476	469	—	465
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(2)
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(i)	11.19%				04/2029	457	414	—	412
Mario Purchaser, LLC<+	One stop	SF +	5.75%	(i)	11.19%				04/2029	11,413	11,354	0.3	11,298
Mario Purchaser, LLC+(24)	One stop	SF +	10.75%	(i)	16.19%	PIK			04/2032	4,247	4,265	0.1	4,247
Mario Purchaser, LLC+	One stop	SF +	5.75%	(i)	11.19%				04/2029	5,254	5,283	0.1	5,202
Mario Purchaser, LLC+	One stop	SF +	5.75%	(i)	11.19%				04/2028	10	8	—	8
Mathnasium, LLC#^	One stop	SF +	5.00%	(j)	10.50%				11/2027	13,221	13,259	0.3	13,221
Mathnasium, LLC+	One stop	SF +	5.00%	(j)	10.49%				11/2027	102	102	—	102
NSG Buyer, Inc. *#&+	One stop	SF +	6.50%	(i)	11.94%				11/2029	34,419	34,352	0.9	34,764
NSG Buyer, Inc. +(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NSG Buyer, Inc. +(5)	One stop	SF +	6.25%		N/A(6)	11/2028	$—	$(1)	—%	$—
NSG Buyer, Inc. +	One stop	SF +	5.75%	(i)	11.09%	11/2029	1,314	1,308	—	1,314
PADI Holdco, Inc.*#	One stop	SF +	6.25%	(j)	11.75%	01/2027	21,407	21,167	0.5	21,408
PADI Holdco, Inc.+(8)(9)	One stop	E +	6.25%	(c)	10.04%	01/2027	19,416	20,446	0.5	19,416
PADI Holdco, Inc.+	One stop	SF +	6.25%	(j)	11.72%	01/2027	825	816	—	825
PADI Holdco, Inc.+	One stop	SF +	6.25%	(j)	11.74%	01/2027	170	169	—	170
PADI Holdco, Inc.+	One stop	SF +	6.25%	(j)	11.71%	01/2027	155	153	—	155
Provenance Buyer LLC*#~<+	One stop	SF +	5.00%	(i)	10.44%	06/2027	20,851	20,659	0.5	20,433
Provenance Buyer LLC#&	One stop	SF +	5.00%	(i)	10.44%	06/2027	14,046	13,993	0.4	13,765
Provenance Buyer LLC+	One stop	SF +	5.00%	(i)	10.44%	06/2027	88	83	—	82
RW AM Holdco LLC#&+	One stop	SF +	5.25%	(j)	10.68%	04/2028	26,435	25,795	0.6	24,321
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)	04/2028	—	(13)	—	(24)
Virginia Green Acquisition, LLC<+	One stop	SF +	5.25%	(k)	10.51%	12/2030	2,422	2,464	0.1	2,422
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%		N/A(6)	12/2029	—	—	—	—
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(k)	10.51%	12/2030	100	99	—	100
							396,588	395,494	9.7	392,100
Diversified Financial Services
Avalara, Inc.<+	One stop	SF +	7.25%	(j)	12.58%	10/2028	18,170	18,090	0.4	18,170
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP+	One stop	SF +	5.00%	(i)	10.34%	06/2031	3,165	3,118	0.1	3,117
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)	06/2030	—	(10)	—	(10)
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)	06/2031	—	(5)	—	(9)
Banker's Toolbox, Inc.&+	One stop	SF +	5.25%	(k)	10.50%	07/2027	11,264	11,286	0.3	11,264
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(k)	10.50%	07/2027	2,098	2,098	0.1	2,098
Banker's Toolbox, Inc.+	One stop	SF +	5.25%	(k)	10.62%	07/2027	86	86	—	86
Finastra USA, Inc.<+	One stop	SF +	7.25%	(k)	12.46%	09/2029	5,387	5,301	0.1	5,413
Finastra USA, Inc.+	One stop	SF +	7.25%	(i)	12.58%	09/2029	10	9	—	10
Flash Topco, Inc.*&	One stop	SF +	5.75%	(j)	11.18%	10/2028	17,139	16,938	0.4	16,453
Flash Topco, Inc.+	One stop	SF +	6.50%	(j)(k)	11.81%	10/2028	132	130	—	128
Flash Topco, Inc.+	One stop	SF +	6.50%	(j)(k)	11.81%	12/2024	70	70	—	70
Higginbotham Insurance Agency, Inc.<+	One stop	SF +	5.50%	(i)	10.94%	11/2028	6,295	6,302	0.2	6,295
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(i)	10.09%	11/2028	141	138	—	141
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(i)	10.94%	11/2028	1,126	1,128	—	1,126
Higginbotham Insurance Agency, Inc.+	One stop	SF +	5.50%	(i)	10.94%	11/2028	7,848	7,886	0.2	7,848
							72,931	72,563	1.8	72,200
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC<+	Senior secured	SF +	5.50%	(i)	10.94%	01/2026	$2,225	$2,213	0.1%	$2,225

Electrical Equipment
Power Grid Holdings, Inc.<+	One stop	SF +	4.75%	(i)	10.09%	12/2030	1,429	1,411	—	1,429
Power Grid Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)	12/2030	—	(2)	—	—
							1,429	1,409	—	1,429

Electronic Equipment, Instruments & Components
CST Holding Company&<+	One stop	SF +	5.00%	(i)	10.44%	11/2028	34,148	33,151	0.8	34,148
CST Holding Company+	One stop	SF +	5.00%	(i)	10.44%	11/2028	10	7	—	10
							34,158	33,158	0.8	34,158

Food & Staples Retailing
Cafe Rio Holding, Inc.*#+	One stop	SF +	5.50%	(i)	10.94%	09/2028	18,055	18,053	0.5	18,055
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(i)	10.94%	09/2028	3,218	3,202	0.1	3,218
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(i)	10.94%	09/2028	2,162	2,162	0.1	2,162
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(i)	10.94%	09/2028	1,372	1,372	—	1,372
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(i)	10.94%	09/2028	1,212	1,212	—	1,212
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(i)	10.94%	09/2028	175	175	—	175
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(i)	10.94%	09/2028	180	180	—	180
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(i)	10.94%	09/2028	99	98	—	99
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(i)	10.94%	09/2028	79	78	—	79
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(i)	10.94%	09/2028	50	50	—	50
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	09/2028	—	(2)	—	—
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(i)	10.94%	09/2028	97	96	—	97
Mendocino Farms, LLC<+	One stop	SF +	5.50%	(i)	10.84%	03/2030	1,003	1,000	—	1,003
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	10.84%	03/2030	56	55	—	56
Mendocino Farms, LLC+(5)	One stop	SF +	5.50%		N/A(6)	03/2030	—	(1)	—	—
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(j)	12.98%	07/2025	2,310	2,300	0.1	2,310
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	12.98%	07/2025	517	514	—	517
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	12.98%	07/2025	340	339	—	340
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	12.98%	07/2025	192	190	—	192
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(j)	12.98%	07/2025	—	—	—	—
Wineshipping.com LLC&+	One stop	SF +	5.75%	(j)	11.25%	10/2027	9,699	9,575	0.2	9,213
Wineshipping.com LLC+	One stop	SF +	5.75%	(j)	11.20%	10/2027	266	261	—	252
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(j)	11.41%	10/2027	146	142	—	138
							41,228	41,051	1.0	40,720

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.<+	One stop	SF +	6.00%	(j)	11.33%				10/2030	$4,917	$4,852	0.1%	$4,917
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(7)	—	—
Borrower R365 Holdings, LLC^+	One stop	SF +	6.00%	(j)	11.48%				06/2027	18,868	18,855	0.5	18,868
Borrower R365 Holdings, LLC<+	One stop	SF +	6.00%	(j)	11.48%				06/2027	1,560	1,548	0.1	1,560
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	11.48%				06/2027	232	231	—	232
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Kodiak Cakes, LLC^+	Senior secured	SF +	5.25%	(j)	10.58%				06/2028	46,495	46,060	1.2	46,146
Kodiak Cakes, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				06/2028	—	(5)	—	(4)
Louisiana Fish Fry Products, Ltd.*~<+	One stop	SF +	6.25%	(j)	11.73%				07/2027	13,736	13,707	0.3	13,598
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(j)	11.73%				07/2027	196	193	—	192
MAPF Holdings, Inc.*#~^&+	One stop	SF +	5.00%	(j)	10.48%				12/2026	52,109	51,974	1.3	50,547
MAPF Holdings, Inc.+	One stop	SF +	5.00%	(j)	10.48%				12/2026	600	593	—	582
MAPF Holdings, Inc.<+	One stop	SF +	5.00%	(j)	10.48%				12/2026	1,670	1,644	—	1,620
P&P Food Safety Holdings, Inc.*~&+	One stop	SF +	6.00%	(j)	11.48%				12/2026	24,876	24,851	0.6	24,627
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(2)	—	(2)
Purfoods, LLC+(24)	One stop	N/A			7.00%	PIK			05/2026	66	67	—	66
Ultimate Baked Goods Midco LLC<+	One stop	SF +	6.25%	(i)	11.69%				08/2027	9,338	9,354	0.2	9,338
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(i)	11.69%				08/2027	26	8	—	26
Ultimate Baked Goods Midco LLC+	One stop	SF +	5.50%	(i)	10.94%				08/2027	1,931	1,921	—	1,921
Whitebridge Pet Brands, LLC*#&+	One stop	SF +	4.75%	(i)	10.19%				07/2027	26,963	26,941	0.7	26,963
Whitebridge Pet Brands, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited<+(8)(10)	One stop	SF +	6.00%	(j)	11.33%				03/2029	22,740	22,631	0.6	22,740
Wizard Bidco Limited<+(8)(9)(10)(24)	One stop	SN +	5.00%	(g)	8.70%	cash/	1.50%	PIK	03/2029	10,338	10,526	0.2	9,950
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	11.20%				03/2029	7,868	7,716	0.2	7,868
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(g)	9.95%				09/2028	190	183	—	182
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(45)	—	—
										244,719	243,794	6.0	241,937

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Aspen Medical Products, LLC#~+	One stop	SF +	4.75%	(i)	10.18%				06/2025	$5,013	$5,027	0.1%	$5,013
Aspen Medical Products, LLC<+	One stop	SF +	4.75%	(i)	10.18%				06/2025	321	320	—	321
Aspen Medical Products, LLC+	One stop	SF +	4.75%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(h)	11.52%				08/2028	7,745	7,750	0.2	7,745
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	9.76%				08/2028	4,438	4,782	0.1	4,438
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(g)	11.27%				08/2028	1,279	1,341	—	1,279
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	9.65%				08/2028	1,059	1,087	—	1,059
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(h)	11.54%				08/2028	1,912	1,912	0.1	1,912
Belmont Instrument, LLC*#&	One stop	SF +	6.25%	(j)	11.58%				08/2028	14,541	14,578	0.4	14,541
Belmont Instrument, LLC+	One stop	SF +	6.25%	(j)	11.58%				08/2028	66	64	—	65
Blades Buyer, Inc.#~<+	Senior secured	SF +	5.00%	(i)	10.43%				03/2028	12,317	12,270	0.3	12,317
Blades Buyer, Inc.<+	Senior secured	SF +	5.25%	(i)	10.68%				03/2028	1,747	1,732	—	1,747
Blades Buyer, Inc.<+	Senior secured	SF +	5.00%	(i)	10.43%				03/2028	1,412	1,404	—	1,412
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	10.18%				03/2028	75	73	—	73
Blue River Pet Care, LLC*#~&+	One stop	SF +	5.00%	(i)	10.44%				08/2026	63,106	63,213	1.6	63,106
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(i)	10.44%				08/2026	12,492	12,737	0.3	12,492
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(i)	10.44%				08/2026	2,913	2,970	0.1	2,913
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(i)	10.44%				08/2026	2,800	2,854	0.1	2,800
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	10.44%				08/2026	2,772	2,827	0.1	2,772
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	10.45%				08/2026	204	202	—	204
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	10.44%				08/2026	1,262	1,261	—	1,262
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	10.45%				08/2026	2,130	2,173	0.1	2,130
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	10.44%				08/2026	159	155	—	159
CCSL Holdings, LLC*#~(8)	One stop	SF +	6.00%	(i)	11.34%				12/2028	21,116	21,048	0.5	21,116
CCSL Holdings, LLC<+(8)	One stop	SF +	6.00%	(i)	11.34%				12/2028	5,700	5,715	0.1	5,700
CCSL Holdings, LLC<+(8)(9)	One stop	SN +	6.00%	(g)	11.20%				12/2028	3,393	3,356	0.1	3,393
CCSL Holdings, LLC+(8)	One stop	SF +	6.00%	(i)	11.34%				12/2028	60	57	—	60
CCSL Holdings, LLC+(8)	One stop	SF +	6.00%	(i)	11.34%				12/2028	2,913	2,882	0.1	2,913
CCSL Holdings, LLC+(5)(8)	One stop	SF +	6.00%		N/A(6)				12/2028	—	(6)	—	—
CCSL Holdings, LLC+(8)	One stop	SF +	6.00%	(i)	11.34%				12/2028	3,507	3,474	0.1	3,507
CMI Parent Inc.*#~^	Senior secured	SF +	4.75%	(i)	10.19%				08/2025	19,939	20,164	0.5	19,940
CMI Parent Inc.*^	Senior secured	SF +	4.75%	(i)	10.19%				08/2025	9,557	9,643	0.2	9,557
CMI Parent Inc.*<	Senior secured	SF +	4.75%	(i)	10.19%				08/2025	8,967	9,044	0.2	8,967
CMI Parent Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				08/2025	—	(1)	—	—
G & H Wire Company, Inc.+(7)(24)	One stop	SF +	9.00%	(j)	8.00%	cash/	6.50%	PIK	12/2024	12,404	11,929	0.2	6,574
G & H Wire Company, Inc.+(7)(24)	One stop	SF +	9.00%	(j)	8.00%	cash/	6.50%	PIK	12/2024	104	100	—	34
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	10.85%				06/2031	7,951	7,872	0.2	7,871
HuFriedy Group Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(9)	—	(9)
HuFriedy Group Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(17)	—	(17)
JHC Investment Intermediate Holdings, LLC+(24)	One stop	SF +	8.75%	(j)	8.18%	cash/	6.00%	PIK	03/2029	1,330	1,330	—	1,330
JHC Investment Intermediate Holdings, LLC+(7)(24)	One stop	SF +	8.75%	(j)	14.18%	PIK			03/2029	825	542	—	619
TIDI Legacy Products, Inc.<+	One stop	SF +	5.50%	(i)	10.84%				12/2029	3,529	3,596	0.1	3,529
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC<+	One stop	SF +	5.75%	(i)	11.08%				12/2029	4,441	4,439	0.1	4,441
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(2)	—	—
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(9)	—	—
										245,499	245,879	5.9	239,285

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC <+	One stop	SF +	5.50%	(i)	10.94%				12/2027	$8,694	$8,639	0.2%	$8,563
AAH TOPCO, LLC +	One stop	SF +	5.50%	(i)	10.94%				12/2027	8,173	8,218	0.2	8,050
AAH TOPCO, LLC +(24)	Subordinated debt	N/A			11.50%	PIK			12/2031	2,651	2,530	0.1	2,432
AAH TOPCO, LLC +	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,486	1,509	0.1	1,486
AAH TOPCO, LLC +(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
Active Day, Inc.#+	One stop	SF +	5.00%	(i)	10.44%				08/2025	17,432	17,365	0.4	17,432
Active Day, Inc.#+	One stop	SF +	5.00%	(i)	10.44%				08/2025	1,345	1,341	—	1,345
Active Day, Inc.*#	One stop	SF +	5.00%	(i)	10.44%				08/2025	867	863	—	867
Active Day, Inc.+	One stop	SF +	5.00%	(i)	10.44%				08/2025	691	688	—	691
Active Day, Inc.+	One stop	SF +	5.00%	(i)	10.44%				08/2025	609	607	—	609
Active Day, Inc.*#	One stop	SF +	5.00%	(i)	10.44%				08/2025	599	597	—	599
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)				08/2025	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(i)	10.44%				08/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.49%				03/2026	16,219	16,133	0.4	16,057
Acuity Eyecare Holdings, LLC+(24)	One stop	N/A			16.50%				06/2027	13,722	13,597	0.4	14,134
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.73%				03/2026	4,006	3,991	0.1	3,976
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.74%				03/2026	3,568	3,555	0.1	3,541
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(j)	11.73%				03/2026	3,504	3,491	0.1	3,478
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.73%				03/2026	3,147	3,152	0.1	3,123
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.48%				03/2026	2,011	1,996	0.1	1,991
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.73%				03/2026	1,834	1,841	0.1	1,821
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.49%				03/2026	1,026	1,020	—	1,015
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.73%				03/2026	444	443	—	441
Acuity Eyecare Holdings, LLC+(24)	One stop	SF +	13.00%	(j)	11.73%	cash/	6.75%	PIK	03/2026	275	274	—	275
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	11.48%				03/2026	213	211	—	210
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.73%				03/2026	164	163	—	162
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(j)	11.74%				03/2026	108	108	—	107
Acuity Eyecare Holdings, LLC+(24)	One stop	SF +	13.00%	(j)	11.73%	cash/	6.75%	PIK	03/2026	107	106	—	107
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	11.73%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2026	—	(1)	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(24)	Subordinated debt	N/A			13.75%				03/2028	15,145	15,349	0.4	15,032
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~+	One stop	SF +	6.00%	(j)	11.45%				03/2027	6,435	6,446	0.2	6,435
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^+	One stop	SF +	6.00%	(j)	11.45%				03/2027	5,379	5,380	0.2	5,379
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(24)	Subordinated debt	N/A			13.75%				03/2028	3,308	3,284	0.1	3,283
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(24)	Subordinated debt	N/A			13.75%				03/2028	1,265	1,257	—	1,255
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2027	840	839	—	840
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.43%				03/2027	398	398	—	398
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC<+(24)	One stop	SF +	6.75%	(j)	8.70%	cash/	3.38%	PIK	09/2030	2,699	2,634	0.1	2,699
Bamboo US Bidco LLC<+(8)(9)(24)	One stop	E +	6.75%	(c)	7.24%	cash/	3.38%	PIK	09/2030	1,800	1,738	0.1	1,800
Bamboo US Bidco LLC+(24)	One stop	SF +	6.75%	(j)	8.70%	cash/	3.38%	PIK	09/2030	79	74	—	79
Bamboo US Bidco LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(13)	—	—
Community Care Partners, LLC<+	One stop	SF +	6.00%	(i)	11.46%				06/2026	3,499	3,455	0.1	3,393
CRH Healthcare Purchaser, Inc.<+	Senior secured	SF +	6.25%	(j)	11.73%				06/2025	23,427	23,465	0.6	23,427
CRH Healthcare Purchaser, Inc.~<	Senior secured	SF +	6.25%	(j)	11.73%				06/2025	6,335	6,316	0.2	6,335
CRH Healthcare Purchaser, Inc.~+	Senior secured	SF +	6.25%	(j)	11.73%				06/2025	5,683	5,703	0.1	5,683
CRH Healthcare Purchaser, Inc.<+	Senior secured	SF +	6.25%	(j)	11.73%				06/2025	4,292	4,279	0.1	4,292

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(i)	11.59%				06/2025	$30	$29	—%	$30
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.50%	(k)	10.81%				04/2031	771	757	—	756
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.50%	(g)	10.70%				04/2031	452	445	—	443
Datix Bidco Limited and RL Datix Holdings, Inc.(8)(10)	Senior secured	SF +	5.50%		N/A(6)				09/2024	—	—	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(2)	—	(2)
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(2)	—	(2)
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	15,593	15,394	0.4	15,047
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	8,137	8,035	0.2	7,852
Encorevet Group LLC~+	One stop	SF +	6.75%	(j)	12.25%				02/2027	4,209	4,155	0.1	4,061
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	2,140	2,113	0.1	2,065
Encorevet Group LLC~+	One stop	SF +	6.75%	(j)	12.25%				02/2027	1,888	1,865	—	1,823
Encorevet Group LLC~+	One stop	SF +	6.75%	(j)	12.25%				02/2027	1,176	1,138	—	1,135
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	977	946	—	943
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	962	939	—	928
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	921	899	—	888
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	834	813	—	804
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	423	409	—	408
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	358	349	—	345
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	175	171	—	169
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.25%				02/2027	168	163	—	162
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	12.23%				02/2027	94	92	—	90
Encorevet Group LLC+(24)	One stop	N/A			13.00%	PIK			05/2027	93	87	—	87
Encorevet Group LLC+	One stop	SF +	8.75%	(j)	14.23%				02/2027	5	5	—	5
ERC Topco Holdings, LLC&<+(24)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	11/2028	26,953	23,350	0.5	18,867
ERC Topco Holdings, LLC+(24)	One stop	SF +	6.25%	(j)	8.58%	cash/	3.25%	PIK	11/2027	230	196	—	140
ERC Topco Holdings, LLC&<+(24)	One stop	SF +	6.25%	(j)	5.33%	cash/	6.25%	PIK	11/2028	220	189	—	154
ERC Topco Holdings, LLC+(24)	One stop	SF +	6.25%	(j)	5.33%	cash/	6.25%	PIK	11/2028	2	2	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.<+(8)(9)(12)	One stop	CA +	5.75%	(l)	10.85%				03/2027	11,145	11,317	0.3	11,145
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(l)	10.85%				03/2027	4,029	4,144	0.1	4,029
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(l)	10.85%				03/2027	2,743	2,834	0.1	2,743
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(l)	10.85%				03/2027	2,612	2,678	0.1	2,612
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^+(8)(12)	One stop	SF +	5.75%	(j)	11.23%				03/2027	1,105	1,104	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.<+(8)(12)	One stop	SF +	5.75%	(j)	11.23%				03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(l)	10.85%				03/2027	476	477	—	476
Heartland Veterinary Partners LLC<+	Senior secured	SF +	4.75%	(i)	10.19%				12/2026	2,539	2,565	0.1	2,513
Heartland Veterinary Partners LLC<+	Senior secured	SF +	4.75%	(i)	10.19%				12/2026	1,205	1,197	—	1,193
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.&+(8)(12)	Senior secured	SF +	4.50%	(j)	9.93%				03/2028	13,664	13,693	0.3	13,664
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(i)	9.94%				03/2026	106	106	—	106

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(j)	11.23%				05/2026	$2,605	$2,595	0.1%	$2,605
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(j)	11.23%				05/2026	2,394	2,382	0.1	2,394
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(j)	11.23%				05/2026	1,529	1,532	—	1,529
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.23%				05/2026	1,397	1,388	—	1,397
Krueger-Gilbert Health Physics, LLC<+	Senior secured	SF +	5.75%	(j)	11.23%				05/2026	616	615	—	616
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.24%				05/2026	436	433	—	436
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(j)	11.23%				05/2026	90	90	—	90
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.<+(8)(9)(12)(24)	One stop	CA +	6.00%	(m)	9.03%	cash/	2.00%	PIK	05/2028	25,851	27,785	0.6	24,817
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#<(8)(12)	One stop	SF +	5.50%	(j)	10.98%				05/2028	5,897	5,833	0.1	5,661
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#<+(8)(12)	One stop	SF +	5.50%	(j)	10.98%				05/2028	4,160	4,084	0.1	3,995
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(m)	10.53%				05/2028	1,627	1,700	—	1,562
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(m)	10.53%				05/2028	848	870	—	814
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)(24)	One stop	SF +	6.00%	(j)	9.48%	cash/	2.00%	PIK	05/2028	130	125	—	125
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(m)	10.53%				05/2026	32	13	—	19
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(2)	—	(4)
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	18,383	18,139	0.4	18,199
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	12,308	12,175	0.3	12,185
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	2,474	2,446	0.1	2,449
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.84%				01/2027	2,389	2,366	0.1	2,366
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	1,511	1,494	—	1,496
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	1,372	1,356	—	1,358
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	682	674	—	675
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	535	529	—	529
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	180	178	—	178
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(j)	10.85%				01/2026	103	102	—	102
Pinnacle Treatment Centers, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				01/2026	—	(20)	—	(20)
Premise Health Holding Corp.<+	One stop	SF +	5.50%	(k)	10.76%				03/2031	1,395	1,389	—	1,395
Premise Health Holding Corp.+(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#&+	One stop	SF +	4.75%	(j)	10.23%				05/2027	25,164	25,229	0.6	25,164
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.23%				05/2027	2,601	2,584	0.1	2,601
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.24%				05/2027	2,174	2,167	0.1	2,174
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.25%				05/2027	1,195	1,191	—	1,195
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	10.23%				05/2027	1,094	1,091	—	1,095
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.23%				05/2027	739	736	—	739
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.23%				05/2027	245	244	—	245
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.23%				05/2027	216	215	—	216
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.23%				05/2027	202	201	—	202
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.25%				05/2027	202	201	—	202
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(j)	10.23%				05/2027	80	80	—	80
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Suveto Buyer, LLC+	One stop	SF +	4.25%	(i)	9.69%				09/2027	27,815	27,805	0.7	27,711
Suveto Buyer, LLC+	One stop	SF +	4.25%	(a)(i)	9.89%				09/2027	190	188	—	190
										431,330	428,447	10.3	418,959
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Healthcare Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(j)	13.67%				09/2026	$549	$546	—%	$549
Amberfield Acquisition Co.<+	One stop	SF +	5.00%	(j)	10.33%				05/2030	4,866	4,856	0.1	4,818
Amberfield Acquisition Co.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(31)	—	(32)
Amberfield Acquisition Co.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(3)	—	(3)
Coding Solutions Acquisition, Inc.<+	One stop	SF +	5.50%	(i)	10.84%				05/2028	7,825	7,849	0.2	7,825
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(i)	10.84%				05/2028	2,372	2,361	0.1	2,372
Coding Solutions Acquisition, Inc.<+	One stop	SF +	5.75%	(i)	11.09%				05/2028	2,580	2,551	0.1	2,586
Coding Solutions Acquisition, Inc.+	One stop	SF +	5.50%	(i)	10.84%				05/2028	48	48	—	48
Coding Solutions Acquisition, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(7)	—	—
Color Intermediate, LLC<+	One stop	SF +	5.50%	(j)	10.93%				10/2029	17,609	17,565	0.4	17,609
Connexin Software, Inc.<+	One stop	SF +	8.50%	(j)	13.98%				03/2027	11,759	11,729	0.3	11,759
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.<+	One stop	SF +	7.75%	(j)	13.08%				01/2029	6,032	6,014	0.1	6,032
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
ESO Solution, Inc.^<+	One stop	SF +	7.00%	(j)	12.35%				05/2027	11,360	11,389	0.3	11,360
ESO Solution, Inc.+	One stop	SF +	7.00%	(j)(k)	12.34%				03/2027	114	114	—	114
ESO Solution, Inc.+	One stop	SF +	7.00%	(j)	12.34%				05/2027	3,803	3,727	0.1	3,803
Lacker Bidco Limited<+(8)(9)(10)	One stop	SN +	5.25%	(g)	10.45%				02/2031	599	599	—	599
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(3)	—	—
Neptune Holdings, Inc.~+	One stop	SF +	5.75%	(k)	11.04%				09/2030	16,220	16,411	0.4	16,220
Neptune Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC<+	One stop	SF +	5.75%	(j)	11.08%				05/2029	8,057	7,896	0.2	7,654
Plasma Buyer LLC+	One stop	SF +	5.75%	(j)	11.09%				05/2028	62	59	—	58
Plasma Buyer LLC+	One stop	SF +	6.25%	(j)	11.59%				05/2029	121	117	—	106
QF Holdings, Inc.+	One stop	SF +	5.75%	(j)	11.18%				12/2027	931	925	—	931
Qgenda Intermediate Holdings, LLC~+	One stop	SF +	4.75%	(j)	10.18%				06/2027	19,593	19,632	0.5	19,593
Qgenda Intermediate Holdings, LLC<	One stop	SF +	4.75%	(j)	10.18%				06/2027	17,542	17,575	0.4	17,542
Qgenda Intermediate Holdings, LLC<+	One stop	SF +	4.75%	(j)	10.18%				06/2027	2,093	2,084	0.1	2,093
Qgenda Intermediate Holdings, LLC~+	One stop	SF +	4.75%	(j)	10.18%				06/2027	3,324	3,371	0.1	3,324
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(j)	10.18%				06/2027	225	225	—	225
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	11,049	11,007	0.3	11,132
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	10,755	10,576	0.3	10,836
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	7,086	7,059	0.2	7,139
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	1,822	1,815	—	1,836
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	1,620	1,613	—	1,632
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	1,215	1,210	—	1,224
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	1,013	1,008	—	1,020
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	810	807	—	816
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	161	161	—	163
Tebra Technologies, Inc.+(24)	One stop	SF +	8.00%	(j)	9.98%	cash/	3.50%	PIK	06/2025	86	86	—	86
Transaction Data Systems, Inc.*#~^+	One stop	SF +	4.25%	(j)	9.73%				02/2026	75,737	75,593	1.9	75,737
Transaction Data Systems, Inc.+(5)	One stop	SF +	4.25%		N/A(6)				02/2026	—	(2)	—	—
Veranex, Inc.<+(24)	Senior secured	SF +	6.75%	(k)	7.65%	cash/	4.25%	PIK	04/2028	3,329	3,259	0.1	2,496
Veranex, Inc.+(24)	Senior secured	SF +	6.75%	(k)	7.77%	cash/	4.25%	PIK	04/2028	72	60	—	48
Veranex, Inc.+(24)	Senior secured	SF +	6.75%	(k)	7.81%	cash/	4.25%	PIK	04/2028	398	305	—	299
										252,837	252,154	6.2	251,649

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#<+	One stop	SF +	6.00%	(j)	11.50%				08/2028	$13,714	$13,685	0.3%	$13,577
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	11.48%				08/2028	692	686	—	684
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	11.48%				08/2028	40	38	—	38
Barteca Restaurants, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(42)	—	(43)
BJH Holdings III Corp.*#~&<+	One stop	SF +	4.50%	(j)	9.95%				08/2025	70,648	71,169	1.7	69,941
BJH Holdings III Corp.+	One stop	SF +	4.50%	(j)	9.95%				08/2025	570	564	—	558
Davidson Hotel Company, LLC&+	One stop	SF +	5.25%	(i)	10.69%				07/2025	6,742	6,769	0.2	6,742
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(i)	10.69%				07/2025	1,163	1,162	—	1,163
Davidson Hotel Company, LLC+	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC*#<+	One stop	SF +	5.25%	(j)	10.73%				01/2027	11,090	11,109	0.3	11,090
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.75%	(j)	11.23%				01/2027	1,778	1,771	0.1	1,787
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(j)	11.23%				01/2027	1,701	1,690	0.1	1,708
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.75%	(j)	11.23%				01/2027	1,490	1,482	0.1	1,494
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(j)	10.73%				01/2027	1,238	1,236	—	1,238
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.75%	(j)	11.23%				01/2027	1,095	1,096	—	1,098
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(j)	10.73%				01/2027	1,072	1,065	—	1,072
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2027	—	—	—	—
ESN Venture Holdings, LLC*&<	One stop	SF +	6.25%	(j)	11.58%				10/2028	5,422	5,386	0.1	5,381
ESN Venture Holdings, LLC+	One stop	SF +	6.25%	(j)	11.58%				10/2028	819	814	—	813
ESN Venture Holdings, LLC+	One stop	SF +	6.25%	(j)	11.58%				10/2028	377	374	—	374
ESN Venture Holdings, LLC+	One stop	SF +	6.25%	(j)	11.58%				10/2028	64	63	—	62
ESN Venture Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				10/2028	—	(15)	—	(12)
Freddy's Frozen Custard LLC<+	One stop	SF +	5.00%	(j)	10.34%				03/2027	1,401	1,397	—	1,401
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(i)	10.33%				03/2027	10	9	—	10
GFP Atlantic Holdco 2, LLC<+	One stop	SF +	6.00%	(j)	11.33%				11/2027	1,080	1,078	—	1,080
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(3)	—	—
Harri US LLC^+(24)	One stop	SF +	10.00%	(j)	11.50%	cash/	4.00%	PIK	08/2026	1,239	1,173	—	1,171
Harri US LLC+(24)	One stop	SF +	10.00%	(j)	11.50%	cash/	4.00%	PIK	08/2026	838	825	—	796
Harri US LLC+(24)	One stop	SF +	10.00%	(j)	11.50%	cash/	4.00%	PIK	08/2026	814	801	—	772
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(1)	—	(2)
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(44)	—	(68)
Health Buyer, LLC<+	Senior secured	SF +	5.25%	(j)	10.73%				04/2029	3,889	3,878	0.1	3,850
Health Buyer, LLC<+	Senior secured	SF +	5.50%	(j)	10.83%				04/2029	1,776	1,752	0.1	1,776
Health Buyer, LLC+	Senior secured	SF +	5.50%	(j)	10.83%				04/2029	713	703	—	714
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(1)	—	—
SDC Holdco, LLC+	One stop	SF +	5.00%	(j)	10.33%				06/2031	21,737	21,628	0.6	21,628
SDC Holdco, LLC+(24)	Second lien	SF +	8.50%	(j)	13.83%	PIK			06/2032	3,224	3,200	0.1	3,200
SDC Holdco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(10)	—	(10)
SSRG Holdings, LLC~&+	One stop	SF +	4.75%	(j)	10.23%				11/2025	7,803	7,941	0.2	7,803
SSRG Holdings, LLC<+	One stop	SF +	5.50%	(j)	10.98%				11/2025	615	614	—	615
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	10.23%				11/2025	150	150	—	150
Super REGO, LLC+(24)	Subordinated debt	N/A			15.00%	PIK			03/2030	104	102	—	102
Tropical Smoothie Cafe Holdings, LLC&<+	One stop	SF +	5.00%	(j)	10.48%				09/2026	27,592	27,687	0.7	27,592
Tropical Smoothie Cafe Holdings, LLC*#~	One stop	SF +	5.00%	(i)(j)	10.49%				09/2026	16,417	16,438	0.4	16,417
Tropical Smoothie Cafe Holdings, LLC#<	One stop	SF +	5.00%	(j)	10.48%				09/2026	7,193	7,208	0.2	7,193
Tropical Smoothie Cafe Holdings, LLC~+	One stop	SF +	5.50%	(i)	10.84%				09/2026	5,473	5,573	0.1	5,472
Tropical Smoothie Cafe Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2026	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
YE Brands Holding, LLC~<+	One stop	SF +	5.75%	(j)	11.18%	10/2027	$17,677	$17,911	0.5%	$17,677
YE Brands Holding, LLC+	One stop	SF +	5.75%	(j)	11.18%	10/2027	841	837	—	841
YE Brands Holding, LLC+	One stop	SF +	5.50%		N/A(6)	10/2027	—	—	—	—
							240,301	240,947	5.9	238,945
Household Products
WU Holdco, Inc.~+	One stop	SF +	5.25%	(j)	10.73%	03/2027	4,861	4,879	0.1	4,861
WU Holdco, Inc.<+	One stop	SF +	5.50%	(j)	10.98%	03/2027	1,718	1,714	0.1	1,718
WU Holdco, Inc.+	One stop	SF +	5.50%	(j)	10.98%	03/2027	446	444	—	446
WU Holdco, Inc.+	One stop	SF +	5.25%	(j)	10.74%	03/2027	54	54	—	54
							7,079	7,091	0.2	7,079
Industrial Conglomerates
Arch Global CCT Holdings Corp.#<+	Senior secured	SF +	4.75%	(j)	10.18%	04/2026	3,201	3,206	0.1	3,138
Arch Global CCT Holdings Corp.<+	Senior secured	SF +	4.75%	(j)	10.18%	04/2026	643	634	—	630
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	10.18%	04/2026	599	589	—	586
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	10.15%	04/2025	72	72	—	72
Dwyer Instruments, Inc.<+	One stop	SF +	5.75%	(j)	11.18%	07/2027	5,842	5,838	0.2	5,842
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(1)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(j)	11.18%	07/2027	1,481	1,467	0.1	1,481
Dwyer Instruments, Inc.<+	One stop	SF +	5.75%	(j)	11.18%	07/2027	474	470	—	474
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(2)	—	—
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	10.33%	06/2031	11,514	11,399	0.3	11,399
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)	06/2030	—	(14)	—	(14)
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)	06/2031	—	(11)	—	(11)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)	08/2029	—	(61)	—	(63)
Excelitas Technologies Corp.<+	One stop	SF +	5.25%	(j)	10.58%	08/2029	10,022	9,955	0.3	9,945
Excelitas Technologies Corp.<+(8)(9)	One stop	E +	5.25%	(c)	8.97%	08/2029	1,852	1,792	—	1,837
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)	08/2028	—	(4)	—	(4)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)	08/2029	—	(3)	—	(3)
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.25%	(h)	11.82%	11/2027	11,146	11,107	0.3	11,146
Specialty Measurement Bidco Limited<+(8)(9)(10)	One stop	E +	6.25%	(c)	10.04%	11/2027	10,033	10,845	0.2	10,033
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	10.04%	11/2027	4,934	4,906	0.1	4,934
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.50%	(h)	12.07%	11/2027	2,019	2,048	—	2,024
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.50%	(h)	12.07%	11/2027	3,767	3,734	0.1	3,776
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(c)	10.29%	11/2027	4,370	4,433	0.1	4,381
							71,969	72,399	1.8	71,603

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.*#~^+	One stop	SF +	5.50%	(j)	10.98%				11/2029	$37,168	$37,153	0.9%	$37,168
Accession Risk Management Group, Inc.~^+	One stop	SF +	5.50%	(j)	10.98%				11/2029	9,524	9,407	0.2	9,525
Accession Risk Management Group, Inc.&+	One stop	SF +	5.50%	(j)	10.99%				11/2029	8,383	8,372	0.2	8,383
Accession Risk Management Group, Inc.&<+	One stop	SF +	5.50%	(j)	10.98%				11/2029	5,263	5,324	0.1	5,263
Accession Risk Management Group, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(1)	—	—
Accession Risk Management Group, Inc.+	One stop	SF +	6.00%	(j)	11.35%				11/2029	722	709	—	722
Accession Risk Management Group, Inc.+	One stop	SF +	6.00%	(j)	11.34%				11/2029	6,017	6,021	0.2	6,017
Alera Group, Inc.^<+	One stop	SF +	5.25%	(i)	10.59%				10/2028	35,509	35,571	0.9	35,509
Alera Group, Inc.&+	One stop	SF +	5.25%	(i)	10.59%				10/2028	10,091	10,089	0.3	10,091
Alera Group, Inc.&+	One stop	SF +	5.25%	(i)	10.59%				10/2028	4,028	4,098	0.1	4,028
Alera Group, Inc.+	One stop	SF +	5.75%	(i)	11.09%				10/2028	570	590	—	596
AMBA Buyer, Inc.&+	One stop	SF +	5.25%	(j)	10.68%				07/2027	4,480	4,492	0.1	4,480
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	10.68%				07/2027	1,334	1,331	—	1,334
AMBA Buyer, Inc.<+	One stop	SF +	5.25%	(j)(k)	10.68%				07/2027	1,125	1,121	—	1,125
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	10.65%				07/2027	162	162	—	162
Ben Nevis Midco Limited<+(8)(10)	One stop	SF +	5.50%	(j)	10.83%				03/2028	561	551	—	561
Ben Nevis Midco Limited<+(8)(10)	One stop	SF +	5.50%	(j)	10.85%				03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	10.83%				03/2028	50	50	—	50
Ben Nevis Midco Limited+(5)(8)(10)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(7)	—	—
Captive Resources Midco, LLC<+(24)	One stop	SF +	5.25%	(i)	10.59%				07/2029	15,507	15,478	0.4	15,507
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.<+	One stop	SF +	7.50%	(j)	12.85%				03/2029	6,246	6,213	0.2	6,246
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC<+	One stop	SF +	5.50%	(j)	10.84%				12/2030	1,739	1,777	0.1	1,748
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%	(j)	10.84%				12/2030	1,315	1,320	—	1,323
Doxa Insurance Holdings LLC+(5)	One stop	SF +	5.00%		N/A(6)				12/2030	—	(28)	—	(28)
Gimlet Bidco GMBH+(8)(9)(10)	One stop	E +	5.75%	(c)	9.64%				04/2031	1,048	1,030	—	1,022
Gimlet Bidco GMBH+(8)(9)(10)	One stop	E +	5.75%	(c)	9.64%				04/2031	78	69	—	67
Illumifin Corporation<+(24)	One stop	SF +	7.00%	(j)	10.21%	cash/	2.38%	PIK	09/2027	4,498	4,306	0.1	3,958
Integrated Specialty Coverages, LLC<+	One stop	SF +	6.00%	(i)(j)(k)	11.33%				07/2030	5,064	5,032	0.1	5,064
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(8)	—	—
Integrity Marketing Acquisition, LLC&+	One stop	SF +	6.05%	(j)	11.50%				08/2026	4,350	4,357	0.1	4,350
Integrity Marketing Acquisition, LLC~+	One stop	SF +	5.80%	(j)	11.25%				08/2026	2,728	2,716	0.1	2,721
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(j)	11.37%				08/2026	3,223	3,203	0.1	3,223
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.05%	(j)	11.50%				08/2026	2,166	2,156	0.1	2,166
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(j)	11.25%				08/2026	1,066	1,064	—	1,064
Integrity Marketing Acquisition, LLC+	One stop	SF +	5.80%	(j)	11.25%				08/2026	644	643	—	643
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.05%	(j)	11.50%				08/2026	1,137	1,136	—	1,137
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.02%	(j)	11.47%				08/2026	857	856	—	857
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC+	One stop	SF +	6.00%	(j)	11.35%				08/2026	2,783	2,765	0.1	2,783
J.S. Held Holdings, LLC~^<+	One stop	SF +	5.50%	(j)	10.98%				12/2026	24,842	24,831	0.6	24,345
J.S. Held Holdings, LLC&+	One stop	SF +	5.50%	(j)	10.98%				12/2026	5,414	5,407	0.1	5,306
J.S. Held Holdings, LLC<+	One stop	SF +	5.50%	(j)	10.98%				12/2026	5,237	5,228	0.1	5,132
J.S. Held Holdings, LLC<+	One stop	SF +	5.50%	(j)	10.98%				12/2026	5,068	5,071	0.1	4,967

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	10.98%				12/2026	$161	$158	—%	$158
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(j)	10.99%				12/2026	581	573	—	568
Keystone Agency Partners LLC<+	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	3,568	3,540	0.1	3,568
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	2,044	2,034	0.1	2,044
Keystone Agency Partners LLC&+	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	2,882	2,938	0.1	2,882
Keystone Agency Partners LLC<+	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	620	618	—	620
Keystone Agency Partners LLC+	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	146	142	—	146
Majesco~^<	One stop	SF +	4.75%	(j)	10.08%				09/2028	28,321	28,359	0.7	28,321
Majesco+(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	9.96%				02/2029	324	323	—	324
Norvax, LLC^<+(8)	Senior secured	SF +	7.50%	(i)	12.94%				09/2025	39,654	39,292	1.0	39,654
Norvax, LLC<+(8)	Senior secured	SF +	7.50%	(i)	12.94%				09/2025	12,271	12,140	0.3	12,271
Oakbridge Insurance Agency LLC<+	One stop	SF +	5.50%	(i)	10.83%				11/2029	2,287	2,327	0.1	2,287
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%		N/A(6)				11/2029	—	—	—	—
Oakbridge Insurance Agency LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.&+	One stop	SF +	6.25%	(j)	11.58%				05/2030	22,171	22,097	0.5	22,171
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.25%	(j)	11.58%				05/2030	7,391	7,366	0.2	7,391
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC&<+	One stop	SF +	5.50%	(j)	10.98%				10/2028	15,484	15,517	0.4	15,484
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(j)	11.23%				10/2028	3,165	3,150	0.1	3,165
Patriot Growth Insurance Services, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(1)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(j)	11.08%				10/2028	1,045	1,041	—	1,045
People Corporation<+(8)(9)(12)	One stop	C +	6.25%	(f)	11.52%				02/2028	18,659	19,727	0.5	18,659
People Corporation+(8)(9)(12)	One stop	C +	5.75%	(f)	11.02%				02/2028	15,611	15,956	0.4	15,611
People Corporation+(8)(9)(12)	One stop	C +	6.25%	(f)	11.52%				02/2028	6,092	6,561	0.2	6,092
People Corporation+(8)(9)(12)	One stop	C +	6.00%	(f)	11.21%				02/2028	4,784	4,820	0.1	4,784
People Corporation+(5)(8)(9)(12)	One stop	C +	6.25%		N/A(6)				02/2027	—	(1)	—	—
Sunstar Insurance Group, LLC+	One stop	SF +	6.25%	(i)	11.69%				10/2026	1,276	1,272	—	1,269
Sunstar Insurance Group, LLC<+	One stop	SF +	6.25%	(i)	11.69%				10/2026	1,068	1,062	—	1,062
Sunstar Insurance Group, LLC+	One stop	SF +	6.25%	(i)	11.69%				10/2026	540	537	—	538
Sunstar Insurance Group, LLC+	One stop	SF +	6.25%	(i)	11.69%				10/2026	8	8	—	8
										410,528	411,582	10.1	409,115
Internet and Direct Marketing Retail
Revalize, Inc.~^+	One stop	SF +	5.75%	(j)	11.23%				04/2027	20,562	20,252	0.5	19,328
Revalize, Inc.^+	One stop	SF +	5.75%	(j)	11.23%				04/2027	12,035	11,865	0.3	11,313
Revalize, Inc.^+	One stop	SF +	5.75%	(j)	11.23%				04/2027	5,967	5,883	0.1	5,610
Revalize, Inc.^+	One stop	SF +	5.75%	(j)	11.23%				04/2027	3,595	3,523	0.1	3,379
Revalize, Inc.<+	One stop	SF +	5.75%	(j)	11.23%				04/2027	2,447	2,393	—	2,300
Revalize, Inc.<+	One stop	SF +	5.75%	(j)	11.23%				04/2027	2,403	2,324	0.1	2,259
Revalize, Inc.+	One stop	SF +	5.75%	(j)	11.23%				04/2027	234	221	—	219
Revalize, Inc.+	One stop	SF +	5.75%	(j)	11.23%				04/2027	172	156	—	144
										47,415	46,617	1.1	44,552
IT Services
Acquia, Inc.^+	One stop	SF +	7.00%	(j)	12.45%				10/2025	12,020	12,031	0.3	12,020
Acquia, Inc.+	One stop	SF +	7.00%	(j)	12.46%				10/2025	44	44	—	44
Acquia, Inc.+	One stop	SF +	7.00%	(j)	12.45%				10/2025	1,083	1,079	—	1,083
CivicPlus, LLC^+(24)	One stop	SF +	8.25%	(j)	11.25%	cash/	2.50%	PIK	08/2027	9,175	9,192	0.3	9,175
CivicPlus, LLC<+(24)	One stop	SF +	8.25%	(j)	11.25%	cash/	2.50%	PIK	08/2027	5,430	5,443	0.2	5,430
CivicPlus, LLC<+(24)	One stop	SF +	8.25%	(j)	11.25%	cash/	2.50%	PIK	08/2027	4,301	4,309	0.1	4,301
CivicPlus, LLC+	One stop	SF +	11.75%	(j)	17.00%				06/2034	508	503	—	508
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CivicPlus, LLC+(5)	One stop	SF +	8.50%		N/A(6)				08/2027	$—	$(1)	—%	$—
Critical Start, Inc.<+(24)	One stop	SF +	6.75%	(j)	8.44%	cash/	3.63%	PIK	05/2028	5,207	5,206	0.1	5,154
Critical Start, Inc.<+(24)	One stop	SF +	6.75%	(j)	8.44%	cash/	3.63%	PIK	05/2028	2,390	2,360	0.1	2,367
Critical Start, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	(1)	—	(2)
Delinea Inc.^+	One stop	SF +	5.75%	(j)	11.23%				03/2028	22,668	22,676	0.6	22,668
Delinea Inc.#^	One stop	SF +	5.75%	(j)	11.23%				03/2028	13,160	13,163	0.3	13,160
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	—
Delinea Inc.<	One stop	SF +	6.00%	(j)	11.48%				03/2028	11,529	11,514	0.3	11,529
Goldcup 31018 AB<+(8)(9)(17)(24)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	13,389	12,993	0.3	13,389
Goldcup 31018 AB+(8)(9)(17)(24)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	1,249	1,236	—	1,249
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation*&+	One stop	SF +	5.00%	(j)	10.35%				06/2029	7,996	8,001	0.2	7,996
Netwrix Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation+	One stop	SF +	5.25%	(j)	10.59%				06/2029	56	52	—	56
Optimizely North America, Inc.#^<	One stop	SF +	5.25%	(j)	10.73%				04/2026	25,926	25,914	0.6	25,926
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.50%	(c)	9.20%				04/2026	23,086	24,135	0.6	23,086
Optimizely North America, Inc.*#^	One stop	SF +	5.25%	(j)	10.73%				04/2026	14,356	14,403	0.4	14,356
Optimizely North America, Inc.*<	One stop	SF +	5.25%	(j)	10.73%				04/2026	7,977	7,970	0.2	7,977
Optimizely North America, Inc.+	One stop	SF +	5.25%		N/A(6)				04/2026	—	—	—	—
PDQ Intermediate, Inc.+(24)	Subordinated debt	N/A			13.75%	PIK			10/2031	110	109	—	110
Recordxtechnologies, LLC#~<	One stop	SF +	5.25%	(j)	10.58%				12/2027	18,923	19,127	0.5	18,734
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(j)	10.58%				12/2027	1,773	1,791	—	1,756
Recordxtechnologies, LLC+(5)	One stop	SF +	5.25%	(j)	10.58%				12/2027	2	(1)	—	(1)
Recordxtechnologies, LLC<+	One stop	SF +	5.25%	(j)	10.58%				12/2027	896	888	—	887
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(j)	10.58%				12/2027	12,584	12,462	0.3	12,458
Red Dawn SEI Buyer, Inc.<+(8)(9)	Senior secured	SN +	4.50%	(g)	9.70%				11/2025	30,036	32,017	0.7	30,036
Red Dawn SEI Buyer, Inc.<+	Senior secured	SF +	4.50%	(j)	9.93%				11/2025	7,610	7,639	0.2	7,610
Red Dawn SEI Buyer, Inc.~&+	Senior secured	SF +	4.25%	(j)	9.68%				11/2025	13,786	14,055	0.3	13,786
Red Dawn SEI Buyer, Inc.<+	Senior secured	SF +	4.50%	(j)	9.93%				11/2025	2,942	2,992	0.1	2,942
Red Dawn SEI Buyer, Inc.<+	Senior secured	SF +	4.25%	(j)	9.68%				11/2025	2,452	2,499	0.1	2,452
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.25%		N/A(6)				11/2025	—	—	—	—
Red Dawn SEI Buyer, Inc.+	Senior secured	SF +	4.50%		N/A(6)				11/2025	—	—	—	—
ReliaQuest Holdings, LLC<+(24)	One stop	SF +	6.75%	(j)	8.45%	cash/	3.63%	PIK	04/2031	11,603	11,603	0.3	11,544
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(5)	—	(5)
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(2)	—	(2)
Saturn Borrower Inc.~<+	One stop	SF +	6.50%	(j)	11.98%				09/2026	27,605	27,381	0.7	27,054
Saturn Borrower Inc.+	One stop	SF +	6.50%	(i)(j)	11.98%				09/2026	428	421	—	419
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(1)	—	—
Transform Bidco Limited<+(8)(10)	One stop	SF +	7.00%	(j)	12.31%				12/2030	5,405	5,506	0.1	5,405
WPEngine, Inc.<+	One stop	SF +	6.50%	(j)	11.82%				08/2029	5,437	5,418	0.1	5,438
WPEngine, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.<+	One stop	SF +	6.50%	(j)	11.85%				07/2027	1,417	1,408	—	1,417
Zarya Holdco, Inc.<+	One stop	SF +	6.50%	(j)	11.85%				07/2027	7,266	7,319	0.2	7,266
Zarya Holdco, Inc.+	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										331,825	334,843	8.2	330,778

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC<+	One stop	SF +	5.25%	(i)	10.59%				03/2030	$843	$840	—%	$843
Movement Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(2)	—	—
WBZ Investment, LLC#&+(24)	One stop	SF +	6.75%	(j)	12.23%				03/2027	7,829	7,859	0.2	7,829
WBZ Investment, LLC&+(24)	One stop	SF +	6.75%	(j)	12.23%				03/2027	1,723	1,723	0.1	1,723
WBZ Investment, LLC&+(24)	One stop	SF +	6.75%	(j)	12.23%				03/2027	1,196	1,197	—	1,196
WBZ Investment, LLC&+(24)	One stop	SF +	6.75%	(j)	12.23%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop	SF +	6.75%		N/A(6)				03/2027	—	—	—	—
										12,219	12,245	0.3	12,219
Life Sciences Tools & Services
Celerion Buyer, Inc.*#~	One stop	SF +	5.50%	(j)	10.84%				11/2029	29,680	29,412	0.7	29,680
Celerion Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(72)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(j)	10.08%				06/2031	8,869	8,825	0.2	8,825
Graphpad Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(4)	—	(4)
Graphpad Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(11)	—	(11)
PAS Parent Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(20)	—	(20)
PAS Parent Inc.*#~&<+	One stop	SF +	5.25%	(i)	10.71%				12/2028	55,655	55,672	1.4	55,375
PAS Parent Inc.+	One stop	SF +	5.25%	(i)	10.71%				12/2027	164	158	—	160
PAS Parent Inc.+	One stop	SF +	5.50%	(i)	10.84%				12/2028	2,095	2,118	0.1	2,079
Reaction Biology Corporation#<(24)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	8,502	8,372	0.2	7,227
Reaction Biology Corporation<+(24)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	2,829	2,484	0.1	2,404
Reaction Biology Corporation<+(24)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	1,881	1,653	—	1,599
Reaction Biology Corporation+(24)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	304	280	—	258
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(i)	10.89%				08/2027	1,403	1,390	—	1,376
Unchained Labs, LLC<+	Senior secured	SF +	5.50%	(i)	10.89%				08/2027	1,185	1,170	—	1,161
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	(1)	—	(2)
										112,567	111,425	2.7	110,107
Machinery
Blackbird Purchaser, Inc.<+	One stop	SF +	5.50%	(i)(j)	10.83%				12/2030	4,487	4,573	0.1	4,487
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)(j)	10.84%				12/2030	266	266	—	266
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Chase Industries, Inc.+(24)(25)	Senior secured	SF +	7.00%	(j)	10.98%	cash/	1.50%	PIK	05/2025	13,873	13,866	0.4	13,526
Chase Industries, Inc.+(24)(25)	Senior secured	SF +	7.00%	(j)	10.98%	cash/	1.50%	PIK	05/2025	1,314	1,306	—	1,282
Chase Industries, Inc.+(24)(25)	Senior secured	SF +	7.00%	(j)	10.98%	cash/	1.50%	PIK	05/2025	255	251	—	240
										20,195	20,262	0.5	19,801
Marine
Project Nike Purchaser, LLC&+	One stop	SF +	5.25%	(j)	10.58%				04/2029	33,953	34,133	0.9	33,953
Project Nike Purchaser, LLC<+	One stop	SF +	5.25%	(j)	10.58%				04/2029	751	747	—	751
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(j)	10.58%				04/2029	170	168	—	170
										34,874	35,048	0.9	34,874
Media
Lotus Topco, Inc.+	One stop	SF +	4.75%	(j)	10.08%				06/2030	5,177	5,138	0.1	5,138
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(8)	—	(8)
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(19)	—	(19)
Triple Lift, Inc.^+	One stop	SF +	5.75%	(j)	11.24%				05/2028	7,318	7,223	0.2	7,026
Triple Lift, Inc.<+	One stop	SF +	5.75%	(j)	11.24%				05/2028	1,561	1,529	—	1,498
Triple Lift, Inc.+	One stop	SF +	5.75%	(j)	11.21%				05/2028	54	52	—	50
										14,110	13,915	0.3	13,685

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Multiline Retail
Fleet Farm Group, LLC*#+	One stop	SF +	7.00%	(k)	12.56%				12/2026	$43,652	$43,402	1.1%	$42,780

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.50%	(j)	11.93%				05/2025	25,518	25,655	0.7	25,518
3ES Innovation, Inc.+(8)(12)	One stop	SF +	6.50%		N/A(6)				05/2025	—	—	—	—
Envernus, Inc.<+	One stop	SF +	5.50%	(i)	10.84%				12/2029	5,142	5,239	0.1	5,143
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Project Power Buyer, LLC*#~<+	One stop	SF +	7.00%	(j)	12.33%				05/2026	53,308	53,230	1.3	53,308
Project Power Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										83,968	84,123	2.1	83,969
Paper & Forest Products
Messenger, LLC#~<+	One stop	SF +	5.75%	(j)	11.23%				12/2027	14,755	14,777	0.4	14,755
Messenger, LLC+(8)(9)	One stop	SN +	5.75%	(g)	11.05%				12/2027	897	897	—	897
Messenger, LLC+	One stop	SF +	5.75%	(j)	11.23%				12/2027	533	531	—	533
Messenger, LLC+(8)(9)	One stop	SN +	5.75%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC~+	One stop	SF +	5.75%	(j)	11.23%				12/2027	1,546	1,576	0.1	1,546
Messenger, LLC<+	One stop	SF +	5.75%	(j)	11.23%				12/2027	775	775	—	775
Messenger, LLC+	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	—
										18,506	18,556	0.5	18,506
Personal Products
IMPLUS Footcare, LLC+(24)	One stop	SF +	8.75%	(i)	13.24%	cash/	1.00%	PIK	07/2025	30,497	30,497	0.8	28,972
IMPLUS Footcare, LLC+(24)	One stop	SF +	8.75%	(i)	13.24%	cash/	1.00%	PIK	07/2025	5,209	5,209	0.1	4,948
IMPLUS Footcare, LLC*+(24)	One stop	SF +	8.75%	(i)	13.24%	cash/	1.00%	PIK	07/2025	751	751	—	713
										36,457	36,457	0.9	34,633

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#~&	One stop	SF +	5.50%	(j)	10.83%				02/2029	$30,143	$29,959	0.8%	$30,143
ACP Ulysses Buyer, Inc.*<	One stop	SF +	5.50%	(j)	10.83%				02/2029	1,303	1,283	—	1,303
Amalthea Parent, Inc.*#~^&<+(8)	One stop	SF +	5.00%	(j)(k)	10.75%				03/2027	87,870	85,828	2.0	80,841
Amalthea Parent, Inc.+(8)	One stop	SF +	5.00%	(j)	10.60%				03/2027	360	338	—	318
Apothecary Products, LLC+	Senior secured	SF +	6.00%	(k)	11.39%				07/2025	2,386	2,371	0.1	2,386
Apothecary Products, LLC+(5)	Senior secured	SF +	6.00%		N/A(6)				07/2025	—	(4)	—	—
Caerus Midco 3 S.A.R.L.<+(8)(13)	One stop	SF +	5.00%	(j)	10.33%				05/2029	29,486	29,522	0.7	29,486
Caerus Midco 3 S.A.R.L.<+(8)(13)	One stop	SF +	5.00%	(j)	10.33%				05/2029	4,888	4,892	0.1	4,888
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(j)	10.33%				05/2029	1,991	1,965	0.1	1,991
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(j)	10.33%				05/2029	315	311	—	315
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	10.35%				05/2029	112	108	—	112
Cobalt Buyer Sub, Inc.&+	One stop	SF +	6.00%	(i)	11.46%				10/2028	14,875	14,843	0.4	14,875
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(i)	11.46%				10/2028	4,988	4,975	0.1	4,988
Cobalt Buyer Sub, Inc.<+	One stop	SF +	6.00%	(i)	11.46%				10/2028	3,768	3,693	0.1	3,768
Cobalt Buyer Sub, Inc.+	One stop	SF +	6.00%	(i)	11.46%				10/2027	116	115	—	116
Spark Bidco Limited<+(8)(9)(10)(24)	Senior secured	SN +	4.88%	(g)	8.95%	cash/	1.13%	PIK	08/2028	35,550	37,346	0.8	34,040
Spark Bidco Limited<+(8)(9)(10)	Senior secured	SN +	6.00%	(g)	11.20%				08/2028	5,254	5,132	0.1	5,254
Spark Bidco Limited+(8)(9)(10)(24)	Senior secured	SN +	4.88%	(g)	8.95%	cash/	1.13%	PIK	08/2028	4,309	3,949	0.1	4,126
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(j)	11.33%				08/2028	3,991	3,982	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(24)	Senior secured	SN +	4.88%	(g)	8.95%	cash/	1.13%	PIK	08/2028	3,770	3,611	0.1	3,610
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(5)	—	(8)
										235,475	234,214	5.6	226,543
Professional Services
ALKU Intermediate Holdings, LLC<+	One stop	SF +	6.25%	(i)	11.59%				05/2029	6,815	6,843	0.2	6,900
ALKU Intermediate Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.84%				05/2029	754	745	—	754
bswift, LLC<+	One stop	SF +	6.38%	(j)	11.67%				11/2028	7,701	7,683	0.2	7,817
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	10.40%				10/2027	8,081	8,103	0.2	8,081
Citrin Cooperman Advisors LLC&+	One stop	SF +	5.00%	(j)	10.40%				10/2027	3,507	3,454	0.1	3,507
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	10.40%				10/2027	1,041	1,031	—	1,041
Citrin Cooperman Advisors LLC<+	One stop	SF +	5.25%	(j)	10.65%				10/2027	254	253	—	254
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(j)	10.66%				10/2027	514	513	—	518
DISA Holdings Corp.<+	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	5,255	5,218	0.1	5,255
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	613	605	—	613
DISA Holdings Corp.+	One stop	SF +	5.00%	(j)	10.35%				09/2028	693	683	—	693
DISA Holdings Corp.+(24)	Subordinated debt	SF +	8.50%	(j)	11.84%	cash/	2.00%	PIK	03/2029	102	101	—	102
DISA Holdings Corp.+(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.<+	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	810	798	—	810
DISA Holdings Corp.+(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(4)	—	—
Eliassen Group, LLC<+	One stop	SF +	5.75%	(j)	11.08%				04/2028	2,154	2,137	0.1	2,132
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	11.08%				04/2028	145	144	—	144
Filevine, Inc.^+(24)	One stop	SF +	6.50%	(j)	9.45%	cash/	2.50%	PIK	04/2027	8,189	8,231	0.2	8,271
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC&+	One stop	SF +	6.00%	(j)	11.43%				09/2028	9,146	9,129	0.2	9,146
IG Investments Holdings, LLC&+	One stop	SF +	6.00%	(j)	11.43%				09/2028	784	777	—	784
IG Investments Holdings, LLC+	One stop	SF +	6.00%		N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^&<	One stop	SF +	5.25%	(j)	10.73%				11/2028	34,111	33,850	0.8	33,088
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(j)	10.73%				11/2028	346	338	—	332
Net Health Acquisition Corp.<+	One stop	SF +	5.75%	(i)	11.19%				12/2025	14,425	14,414	0.4	14,425
Net Health Acquisition Corp.*#~	One stop	SF +	5.75%	(i)	11.19%				12/2025	8,941	8,928	0.2	8,941

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Net Health Acquisition Corp.*~	One stop	SF +	5.75%	(i)	11.19%	12/2025	$7,419	$7,436	0.2%	$7,419
Net Health Acquisition Corp.#~	One stop	SF +	5.75%	(i)	11.19%	12/2025	4,612	4,595	0.1	4,612
Net Health Acquisition Corp.*#~	One stop	SF +	5.75%	(i)	11.19%	12/2025	1,257	1,255	—	1,257
Net Health Acquisition Corp.+	One stop	SF +	5.75%	(i)	11.19%	12/2025	313	313	—	313
PlanSource Holdings, Inc.<+	One stop	SF +	6.25%	(k)	11.66%	06/2025	14,234	14,308	0.4	14,234
PlanSource Holdings, Inc.<+	One stop	SF +	6.25%	(k)	11.66%	06/2025	2,416	2,412	0.1	2,416
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.66%	06/2025	695	695	—	695
PlanSource Holdings, Inc.+	One stop	SF +	6.25%		N/A(6)	06/2025	—	—	—	—
Procure Acquireco, Inc.#~&+	One stop	SF +	5.00%	(j)	10.50%	12/2028	24,987	25,042	0.6	24,987
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.+	One stop	SF +	5.00%	(j)	10.48%	12/2028	1,149	1,148	—	1,149
Teaching Company, The+	One stop	SF +	5.75%	(j)	11.23%	01/2026	13,658	13,658	0.4	13,658
Teaching Company, The+	One stop	SF +	5.75%		N/A(6)	01/2026	—	—	—	—
							185,121	184,833	4.5	184,348
%

Real Estate Management & Development
Inhabit IQ Inc.&<	One stop	SF +	5.50%	(i)	10.94%	07/2025	37,679	37,954	0.9	37,679
Inhabit IQ Inc.#~+	One stop	SF +	5.50%	(i)	10.94%	07/2025	21,751	21,793	0.6	21,751
Inhabit IQ Inc.~+	One stop	SF +	5.50%	(i)	10.94%	07/2025	15,648	15,682	0.4	15,648
Inhabit IQ Inc.*^	One stop	SF +	5.50%	(i)	10.94%	07/2025	21,420	21,577	0.6	21,420
Inhabit IQ Inc.*#~	One stop	SF +	5.50%	(i)	10.94%	07/2025	7,478	7,473	0.2	7,478
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(i)	10.94%	07/2025	3,998	4,012	0.1	3,998
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(i)	10.94%	07/2025	1,750	1,749	—	1,750
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(i)	10.94%	07/2025	1,481	1,480	—	1,481
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(i)	10.94%	07/2025	1,466	1,466	—	1,466
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(i)	10.94%	07/2025	1,169	1,168	—	1,169
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(i)	10.94%	07/2025	616	616	—	616
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.94%	07/2025	90	90	—	90
Inhabit IQ Inc.<	One stop	SF +	5.50%	(i)	10.94%	07/2025	682	682	—	682
MRI Software, LLC*~^+	One stop	SF +	5.50%	(j)	10.93%	02/2027	28,992	29,254	0.7	28,992
MRI Software, LLC~^&+	One stop	SF +	5.50%	(j)	10.93%	02/2027	13,189	13,318	0.3	13,189
MRI Software, LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2027	—	(1)	—	—
MRI Software, LLC+	One stop	SF +	5.75%	(j)	11.08%	02/2027	175	173	—	180
RPL Bidco Limited<+(8)(9)(10)	One stop	SN +	5.50%	(g)	10.70%	08/2028	5,721	5,869	0.1	5,721
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	10.70%	08/2028	26,408	28,278	0.7	26,408
RPL Bidco Limited<+(8)(9)(10)	One stop	A +	5.50%	(e)	9.90%	08/2028	11,742	11,769	0.3	11,742
RPL Bidco Limited<+(8)(9)(10)	One stop	A +	5.50%	(e)	9.90%	08/2028	2,851	3,038	0.1	2,851
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							204,306	207,440	5.0	204,311
Road & Rail
Channelside AcquisitionCo, Inc.+	One stop	SF +	6.75%		N/A(6)	07/2026	—	—	—	—
Internet Truckstop Group, LLC~+	One stop	SF +	5.50%	(j)	10.98%	04/2027	28,632	28,712	0.7	28,632
Internet Truckstop Group, LLC&+	One stop	SF +	5.50%	(j)	10.98%	04/2027	12,553	12,530	0.3	12,553
Internet Truckstop Group, LLC+(5)	One stop	SF +	5.50%		N/A(6)	04/2027	—	(3)	—	—
							41,185	41,239	1.0	41,185
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^<+	One stop	SF +	5.75%	(j)	11.08%				06/2029	$24,680	$24,929	0.6%	$24,680
Anaplan, Inc.+	One stop	SF +	5.75%	(j)	11.08%				06/2029	13,000	12,968	0.3	13,000
Anaplan, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC~^+	One stop	SF +	4.75%	(j)	10.08%				03/2027	55,312	55,217	1.4	55,036
Appfire Technologies, LLC+	One stop	P +	3.75%	(a)	12.25%				03/2027	106	103	—	104
Appfire Technologies, LLC+(5)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(35)	—	(23)
Appfire Technologies, LLC+(5)	One stop	SF +	4.75%		N/A(6)				03/2028	—	(133)	—	(133)
Aras Corporation^<+(24)	One stop	SF +	5.50%	(j)	10.80%				04/2029	28,811	28,795	0.7	28,667
Aras Corporation+	One stop	SF +	5.50%	(i)(j)	10.83%				04/2029	1,217	1,192	—	1,192
Armstrong Bidco Limited<+(8)(9)(10)	One stop	SN +	5.25%	(g)	10.45%				06/2029	5,498	5,360	0.2	5,498
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	10.45%				06/2029	2,869	2,725	0.1	2,869
Arrow Buyer, Inc.<+	One stop	SF +	5.75%	(j)	11.08%				07/2030	25,167	24,989	0.6	25,167
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(j)	11.08%				07/2030	1,650	1,644	0.1	1,650
Arrow Buyer, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(26)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Auvik Networks Inc.^+(8)(12)(24)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	07/2027	10,575	10,608	0.3	10,575
Auvik Networks Inc.<+(8)(12)(24)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	07/2027	1,902	1,895	0.1	1,902
Auvik Networks Inc.<+(8)(12)(24)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	07/2027	968	964	—	968
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Avetta, LLC<+	One stop	SF +	5.75%	(j)	11.10%				10/2030	5,005	4,913	0.1	5,005
Avetta, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(9)	—	—
Axiom Merger Sub Inc.<+	One stop	SF +	5.25%	(k)	10.81%				04/2026	6,734	6,746	0.2	6,700
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	5.50%	(c)(d)	9.35%				04/2026	2,666	2,771	0.1	2,652
Axiom Merger Sub Inc.<+	One stop	SF +	5.25%	(k)	10.81%				04/2026	1,221	1,220	0.1	1,215
Axiom Merger Sub Inc.+	One stop	SF +	5.25%	(k)	10.76%				04/2026	175	175	—	174
Axiom Merger Sub Inc.+	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(j)	9.98%				04/2027	9,492	9,693	0.3	9,491
Azul Systems, Inc.	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(i)	11.84%				03/2031	622	613	—	607
Azurite Intermediate Holdings, Inc.<+	One stop	SF +	6.50%	(i)	11.84%				03/2031	428	422	—	422
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(2)	—	(2)
Baxter Planning Systems, LLC<+(24)	One stop	SF +	6.25%	(j)	8.20%	cash/	3.38%	PIK	05/2031	4,032	4,032	0.1	4,002
Baxter Planning Systems, LLC+(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(6)	—	(6)
Baxter Planning Systems, LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(4)	—	(4)
Bayshore Intermediate #2, L.P.^+(24)	One stop	SF +	7.75%	(j)	13.17%				10/2028	113,593	113,500	2.8	113,593
Bayshore Intermediate #2, L.P.+(5)	One stop	SF +	6.75%		N/A(6)				10/2027	—	(2)	—	—
Bloomerang, LLC<+	One stop	SF +	6.00%	(j)	11.33%				12/2029	4,142	4,181	0.1	4,142
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	—
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(12)	—	—
Bonterra LLC^<+	One stop	SF +	7.25%	(j)	12.58%				09/2027	92,893	92,400	2.3	91,965
Bonterra LLC+(24)	One stop	SF +	8.00%	(j)	13.33%				09/2027	3,708	3,662	0.1	3,670
Bonterra LLC+	One stop	SF +	7.25%	(j)	12.59%				09/2027	248	242	—	244
Bottomline Technologies, Inc.<+	One stop	SF +	5.25%	(i)	10.59%				05/2029	41,167	40,937	1.0	40,755

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bottomline Technologies, Inc.<+	One stop	SF +	5.75%	(i)	11.09%				05/2029	$5,112	$5,033	0.2%	$5,124
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(6)	—	(6)
Bullhorn, Inc.~&+	One stop	SF +	5.00%	(i)	10.34%				10/2029	77,997	77,674	1.9	77,607
Bullhorn, Inc.~<	One stop	SF +	5.00%	(i)	10.34%				10/2029	3,190	3,230	0.1	3,174
Bullhorn, Inc.&+	One stop	SF +	5.00%	(i)	10.34%				10/2029	1,643	1,666	0.1	1,635
Bullhorn, Inc.<+	One stop	SF +	5.00%	(i)	10.34%				10/2029	736	733	—	733
Bullhorn, Inc.<+	One stop	SF +	5.00%	(i)	10.34%				10/2029	587	584	—	584
Bullhorn, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2029	—	(3)	—	(2)
Burning Glass Intermediate Holdings Company, Inc.#~+	One stop	SF +	5.00%	(i)	10.44%				06/2028	13,172	13,141	0.3	13,172
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2026	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.<+(8)(14)	One stop	SF +	7.25%	(j)	12.57%				01/2029	8,332	8,268	0.2	8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.<+(8)(14)	One stop	SF +	7.25%	(j)	12.57%				01/2029	2,204	2,170	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.^<+	One stop	SF +	5.50%	(j)	10.85%				04/2027	74,857	74,931	1.9	74,857
Calabrio, Inc.<+	One stop	SF +	5.50%	(j)	10.85%				04/2027	5,500	5,598	0.2	5,500
Calabrio, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				04/2027	—	(2)	—	—
Camelia Bidco Limited<+(8)(9)(10)	One stop	SN +	6.25%	(g)	11.45%				08/2030	5,116	5,133	0.1	5,116
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(g)	11.45%				08/2030	724	698	—	724
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	6.00%	(e)	10.35%				08/2030	334	324	—	334
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Community Brands Parentco, LLC<+	One stop	SF +	5.50%	(i)	10.94%				02/2028	16,468	16,352	0.4	16,468
Community Brands Parentco, LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	—
Coupa Holdings, LLC<+	One stop	SF +	5.50%	(j)	10.83%				02/2030	32,039	31,714	0.8	32,039
Coupa Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(21)	—	—
Crewline Buyer, Inc.<+	One stop	SF +	6.75%	(j)	12.08%				11/2030	5,403	5,454	0.1	5,403
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	—
Daxko Acquisition Corporation~^+	One stop	SF +	5.50%	(i)	10.94%				10/2028	39,559	39,534	1.0	39,163
Daxko Acquisition Corporation&+	One stop	SF +	5.50%	(i)	10.94%				10/2028	3,336	3,305	0.1	3,303
Daxko Acquisition Corporation+	One stop	SF +	5.50%	(i)	10.94%				10/2028	199	198	—	198
Daxko Acquisition Corporation+	One stop	P +	4.50%	(a)	13.00%				10/2027	54	52	—	50
Denali Bidco Limited<+(8)(9)(10)	One stop	SN +	5.75%	(g)	10.95%				08/2030	7,434	7,520	0.2	7,471
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.75%	(c)	9.47%				08/2030	2,556	2,585	0.1	2,568
Denali Bidco Limited<+(8)(9)(10)	One stop	E +	5.75%	(c)	9.47%				08/2030	1,825	1,839	—	1,835
Denali Bidco Limited<+(8)(9)(10)	One stop	E +	5.50%	(c)	9.22%				08/2030	713	713	—	713
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(2)	—	—
Diligent Corporation<+	One stop	SF +	5.00%	(i)	10.34%				08/2030	8,985	8,967	0.2	8,917
Diligent Corporation+	One stop	SF +	5.00%	(i)	10.34%				08/2030	1,541	1,529	—	1,529
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(11)	—	(12)
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(6)	—	(7)
Dragon UK Bidco Limited<+(8)(9)(10)	One stop	SN +	5.75%	(g)	10.95%				02/2029	21,780	22,319	0.5	21,345
Dragon UK Bidco Limited+(8)(9)(10)	One stop	CA +	5.75%	(l)	10.53%				02/2029	4,442	4,479	0.1	4,354
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	(34)	—	(36)
Evergreen IX Borrower 2023, LLC<+	One stop	SF +	6.00%	(j)	11.33%				09/2030	4,931	4,831	0.1	4,931
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(11)	—	—
FirstUp, Inc.^+(24)	One stop	SF +	7.50%	(j)	8.58%	cash/	4.25%	PIK	07/2027	13,081	13,094	0.3	13,081
FirstUp, Inc.<+(24)	One stop	SF +	7.50%	(j)	8.58%	cash/	4.25%	PIK	07/2027	1,247	1,237	—	1,247
FirstUp, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gainsight, Inc.^+(24)	One stop	SF +	6.75%	(j)	12.23%	PIK			07/2027	$17,437	$17,464	0.4%	$17,437
Gainsight, Inc.+(24)	One stop	SF +	6.75%	(j)	12.23%	PIK			07/2027	124	123	—	124
GS Acquisitionco, Inc.~^&<+	One stop	SF +	5.25%	(j)	10.58%				05/2028	122,395	122,769	3.0	121,783
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	10.58%				05/2028	72	70	—	69
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	10.58%				05/2028	54	49	—	48
GTIV, LLC+	One stop	SF +	4.75%	(k)	10.01%				02/2029	72,913	72,433	1.8	72,913
GTIV, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2029	—	(2)	—	—
GTY Technology Holdings, Inc.<+(24)	One stop	SF +	6.88%	(j)	7.91%	cash/	4.30%	PIK	07/2029	5,043	5,035	0.1	5,043
GTY Technology Holdings, Inc.<+(24)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	3,293	3,260	0.1	3,293
GTY Technology Holdings, Inc.+(24)	One stop	SF +	6.88%	(j)	7.91%	cash/	4.30%	PIK	07/2029	603	601	—	603
GTY Technology Holdings, Inc.+(24)	One stop	SF +	7.13%	(j)	8.01%	cash/	4.45%	PIK	07/2029	420	418	—	420
GTY Technology Holdings, Inc.+	One stop	P +	5.25%	(a)	13.75%				07/2029	90	88	—	90
GTY Technology Holdings, Inc.+(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(3)	—	3
Hornet Security Holding GMBH<+(8)(9)(19)	One stop	E +	6.50%	(d)	10.39%				02/2031	703	702	—	694
Hornet Security Holding GMBH<+(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	468	468	—	463
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	(1)	—	(1)
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(3)	—	(3)
Hyland Software, Inc.~&<+	One stop	SF +	6.00%	(i)	11.34%				09/2030	47,362	48,214	1.2	47,362
Hyland Software, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.<+	One stop	SF +	6.50%	(j)	11.83%				01/2030	1,407	1,398	—	1,407
Icefall Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.<+(24)	One stop	SF +	7.25%	(j)	8.70%	cash/	3.88%	PIK	08/2028	12,304	12,254	0.3	12,059
ICIMS, Inc.+	One stop	SF +	6.75%	(j)	12.08%				08/2028	32	29	—	26
ICIMS, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	(7)	—	(45)
IQN Holding Corp. #&+	One stop	SF +	5.25%	(j)	10.60%				05/2029	22,945	23,006	0.6	22,946
IQN Holding Corp. +	One stop	SF +	5.25%	(j)	10.60%				05/2028	26	25	—	26
Island Bidco AB<+(8)(9)(17)(24)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	10,169	10,090	0.3	10,169
Island Bidco AB<+(8)(17)(24)	One stop	SF +	7.00%	(k)	8.76%	cash/	3.50%	PIK	07/2028	4,747	4,763	0.1	4,747
Island Bidco AB+(8)(17)	One stop	SF +	3.50%	(k)	8.76%				07/2028	3,504	3,486	0.1	3,504
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%	(d)	10.38%				07/2028	60	60	—	60
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Juvare, LLC*~	One stop	SF +	6.25%	(j)	11.75%				10/2026	10,538	10,535	0.3	10,432
Juvare, LLC&+	One stop	SF +	6.25%	(j)	11.75%				10/2026	2,432	2,416	0.1	2,407
Juvare, LLC+	One stop	SF +	6.25%	(j)	11.75%				10/2026	769	761	—	761
Juvare, LLC+	One stop	SF +	6.25%	(j)	11.75%				04/2026	100	100	—	100
Kaseya Inc.^<+(24)	One stop	SF +	5.50%	(j)	10.83%				06/2029	23,562	23,770	0.6	23,562
Kaseya Inc.+(24)	One stop	SF +	5.50%	(j)	10.83%				06/2029	136	134	—	136
Kaseya Inc.+	One stop	SF +	5.50%	(j)	10.83%				06/2029	86	82	—	86
Kaseya Inc.+(24)	One stop	SF +	5.50%	(j)	10.82%				06/2029	70	65	—	70
LeadsOnline, LLC^+	One stop	SF +	4.75%	(j)	10.15%				02/2028	13,082	13,267	0.3	13,082
LeadsOnline, LLC<+	One stop	SF +	4.75%	(j)	10.15%				02/2028	2,309	2,341	0.1	2,309
LeadsOnline, LLC<+	One stop	SF +	4.75%	(j)	10.18%				02/2028	669	667	—	669
LeadsOnline, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(c)	10.17%				01/2030	9,737	10,413	0.2	9,737
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(c)	10.17%				12/2029	1,475	1,483	—	1,475
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(c)	10.17%				01/2030	759	764	—	759
Matrix42 Holding GMBH+(5)(8)(9)(13)	One stop	E +	6.25%		N/A(6)				01/2030	—	(1)	—	—
Matrix42 Holding GMBH+(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Mindbody, Inc.<+	One stop	SF +	7.00%	(j)	12.48%				09/2025	61,966	62,286	1.5	61,966
Mindbody, Inc.<+	One stop	SF +	7.00%	(j)	12.48%				09/2025	2,134	2,133	0.1	2,134
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				09/2025	—	—	—	—
Ministry Brands Holdings LLC<+	One stop	SF +	5.50%	(i)	10.94%				12/2028	31,149	31,025	0.8	30,526
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	10.94%				12/2028	2,930	2,933	0.1	2,872

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2027	$—	$(4)	—%	$(6)
Navex TopCo, Inc.<+	One stop	SF +	5.50%	(i)	10.83%				11/2030	5,396	5,494	0.1	5,396
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)	Senior secured	SF +	7.00%	(j)	12.33%				07/2024	160	147	—	72
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(5)(8)(9)(14)	One stop	E +	5.75%		N/A(6)				11/2029	—	(27)	—	(26)
Panzura, LLC+(24)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	112	102	—	100
PDI TA Holdings, Inc.<+	One stop	SF +	5.25%	(j)	10.58%				02/2031	1,024	1,019	—	1,024
PDI TA Holdings, Inc.+	One stop	SF +	5.25%	(j)	10.59%				02/2031	122	121	—	122
PDI TA Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				02/2031	—	(1)	—	—
Personify, Inc.*#~+	One stop	SF +	5.25%	(j)	10.73%				09/2025	13,915	13,962	0.3	13,915
Personify, Inc.#&	One stop	SF +	5.25%	(j)	10.73%				09/2025	9,838	9,855	0.2	9,838
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2025	—	—	—	—
Pineapple German Bidco GMBH+(8)(9)(19)(24)	One stop	E +	7.00%	(b)	10.65%	PIK			01/2031	994	992	—	982
Pineapple German Bidco GMBH+(8)(9)(19)	One stop	E +	7.00%	(b)	10.65%				01/2031	68	68	—	67
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	(4)	—	(5)
PING Identity Holding Corp.<+	One stop	SF +	7.00%	(i)	12.34%				10/2029	15,145	15,144	0.4	15,145
PING Identity Holding Corp.+(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(7)	One stop	SF +	8.00%	(j)	13.46%				04/2027	33,094	30,773	0.4	16,548
Pluralsight, LLC+(7)	One stop	SF +	8.00%	(j)	13.46%				04/2027	200	174	—	100
ProcessUnity Holdings, LLC^+	One stop	SF +	6.75%	(j)	12.08%				09/2028	6,014	6,026	0.1	6,014
ProcessUnity Holdings, LLC<+	One stop	SF +	6.75%	(j)	12.08%				09/2028	2,864	2,840	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(j)	12.08%				09/2028	1,203	1,198	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(i)	12.09%				09/2028	18	17	—	18
QAD, Inc.<+	One stop	SF +	5.25%	(i)	10.59%				11/2027	43,373	44,050	1.1	43,373
QAD, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.<+	One stop	SF +	5.25%	(j)	10.60%				06/2029	4,372	4,353	0.1	4,372
Quant Buyer, Inc.<+	One stop	SF +	5.25%	(j)	10.60%				06/2029	3,683	3,642	0.1	3,683
Quant Buyer, Inc.~+	One stop	SF +	5.25%	(j)	10.60%				06/2029	3,022	2,988	0.1	3,022
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(4)	—	—
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(65)	—	—
Rainforest Bidco Limited+(8)(9)(10)(24)	One stop	SN +	6.05%	(g)	8.70%	cash/	2.55%	PIK	07/2029	19,482	18,879	0.5	18,898
Rainforest Bidco Limited+(8)(10)(24)	One stop	SF +	6.05%	(h)	8.81%	cash/	2.55%	PIK	07/2029	3,641	3,613	0.1	3,540
Rainforest Bidco Limited+(8)(9)(10)	One stop	SN +	4.00%	(g)	9.20%				07/2029	2,021	1,947	—	2,021
Rainforest Bidco Limited+(8)(9)(10)(24)	One stop	SN +	6.05%	(g)	8.70%	cash/	2.55%	PIK	07/2029	1,432	1,372	—	1,389
RegEd Aquireco, LLC<+	Senior secured	SF +	4.25%	(i)(k)	9.68%				12/2024	12,151	12,153	0.3	12,151
RegEd Aquireco, LLC+	Senior secured	SF +	4.25%	(a)(k)	9.73%				12/2024	276	276	—	276
Riskonnect Parent, LLC*&<+	One stop	SF +	5.50%	(j)	10.98%				12/2028	45,752	46,277	1.1	45,522
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(j)	10.98%				12/2028	2,147	2,167	0.1	2,136
Riskonnect Parent, LLC<+	One stop	SF +	5.50%	(j)	10.83%				12/2028	825	817	—	817
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(j)	10.83%				12/2028	580	570	—	575
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(10)	—	(10)
Rodeo Buyer Company & Absorb Software Inc.^<+	One stop	SF +	6.25%	(i)	11.69%				05/2027	7,616	7,613	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.^+	One stop	SF +	6.00%	(i)	11.33%				08/2029	14,654	14,565	0.4	14,654
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(2)	—	—
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	9.41%				07/2029	48,969	47,113	1.2	48,969
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	9.64%				07/2029	4,001	3,980	0.1	4,011
Sapphire Bidco Oy<+(8)(9)(16)	One stop	E +	5.75%	(c)	9.64%				07/2029	1,475	1,491	—	1,482
Sonatype, Inc.<+	One stop	SF +	6.75%	(i)	12.18%				12/2025	55,697	55,900	1.4	55,697
Sonatype, Inc.^+	One stop	SF +	6.75%	(i)	12.18%				12/2025	13,763	14,028	0.3	13,763
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	$—	$(1)	—%	$—
Spartan Buyer Acquisition Co.*#^<+(24)	One stop	SF +	7.50%	(i)	11.84%	cash/	1.00%	PIK	06/2027	44,675	44,496	1.1	44,228
Spartan Buyer Acquisition Co.<+(24)	One stop	SF +	7.50%	(i)	11.84%	cash/	1.00%	PIK	06/2027	2,848	2,812	0.1	2,820
Spartan Buyer Acquisition Co.+(5)(24)	One stop	P +	6.50%	(a)	14.00%	cash/	1.00%	PIK	06/2027	2	(2)	—	(2)
Telesoft Holdings LLC~^&+	One stop	SF +	5.75%	(i)	11.19%				12/2026	21,241	21,608	0.5	21,241
Telesoft Holdings LLC<+	One stop	SF +	6.25%	(i)	11.69%				12/2026	1,436	1,460	—	1,436
Telesoft Holdings LLC+	One stop	SF +	5.75%	(i)(j)	11.19%				12/2026	58	57	—	58
Templafy APS and Templafy, LLC<+(8)(18)	One stop	SF +	6.00%	(j)	11.48%				07/2028	4,800	4,777	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(12)	—	—
TI Intermediate Holdings, LLC~+	Senior secured	SF +	4.50%	(j)	9.93%				12/2024	4,182	4,147	0.1	3,554
TI Intermediate Holdings, LLC<+	Senior secured	SF +	4.50%	(j)	9.93%				12/2024	1,108	1,095	—	943
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.93%				12/2024	696	688	—	592
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.93%				12/2024	522	515	—	443
TI Intermediate Holdings, LLC<+	Senior secured	SF +	4.50%	(j)	9.93%				12/2024	192	190	—	163
TI Intermediate Holdings, LLC+	Senior secured	SF +	4.50%	(j)	9.92%				12/2024	91	89	—	75
Togetherwork Holdings, LLC<+	One stop	SF +	5.25%	(i)	10.58%				05/2031	27,973	27,924	0.7	27,763
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(35)	—	(35)
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(17)	—	(17)
Vantage Bidco GMBH<+(8)(9)(19)(24)	One stop	E +	6.25%	(c)	9.97%				04/2031	8,326	8,288	0.2	8,222
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(15)	—	(13)
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(24)	One stop	N/A			4.50%	cash/	8.34%	PIK	07/2024	11,790	10,541	0.2	6,603
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(24)	One stop	N/A			4.50%	cash/	8.34%	PIK	07/2024	233	198	—	129
Vendavo, Inc.*#&+	One stop	SF +	5.75%	(j)	11.19%				09/2027	27,448	27,040	0.6	25,801
Vendavo, Inc.+	One stop	SF +	5.75%	(j)(k)	11.22%				09/2027	288	278	—	270
WebPT, Inc.+	One stop	SF +	6.75%	(j)	12.20%				01/2028	931	922	—	922
Workforce Software, LLC^+(24)	One stop	SF +	7.25%	(j)	9.75%	cash/	3.00%	PIK	07/2025	41,682	41,952	1.0	41,682
Workforce Software, LLC^+(24)	One stop	SF +	7.25%	(j)	9.75%	cash/	3.00%	PIK	07/2025	7,379	7,389	0.2	7,379
Workforce Software, LLC<+(24)	One stop	SF +	7.25%	(j)	9.75%	cash/	3.00%	PIK	07/2025	5,227	5,222	0.1	5,227
Workforce Software, LLC<+(24)	One stop	SF +	7.25%	(j)	9.75%	cash/	3.00%	PIK	07/2025	1,568	1,584	—	1,568
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	—
Zendesk, Inc.^+(24)	One stop	SF +	6.25%	(j)	11.60%				11/2028	28,647	28,531	0.7	28,647
Zendesk, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(37)	—	—
										1,935,494	1,930,708	47.0	1,903,571

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*<+	One stop	SF +	5.25%	(j)	10.73%				02/2028	$23,481	$23,217	0.6%	$23,481
Ave Holdings III, Corp&+	One stop	SF +	5.25%	(j)	10.73%				02/2028	6,124	6,243	0.2	6,124
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	10.73%				02/2028	804	804	—	804
Ave Holdings III, Corp+(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(2)	—	—
Biscuit Parent, LLC<+	One stop	SF +	4.75%	(j)	10.08%				02/2031	1,335	1,332	—	1,335
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	—
Cavender Stores L.P.<	Senior secured	SF +	5.00%	(j)	10.33%				10/2029	5,472	5,429	0.2	5,473
Consilio Midco Limited<+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	36,827	38,194	0.9	36,827
Consilio Midco Limited<+(8)(10)	One stop	SF +	5.75%	(j)	11.23%				05/2028	15,726	15,692	0.4	15,726
Consilio Midco Limited#&(8)(10)	One stop	SF +	5.75%	(j)	11.23%				05/2028	15,626	15,690	0.4	15,626
Consilio Midco Limited#~(8)(10)	One stop	SF +	5.75%	(j)	11.23%				05/2028	2,942	2,918	0.1	2,942
Consilio Midco Limited#~(8)(10)	One stop	SF +	5.75%	(j)	11.23%				05/2028	1,956	1,947	0.1	1,956
Consilio Midco Limited~+(8)(10)	One stop	SF +	5.75%	(j)	11.23%				05/2028	1,000	988	—	1,000
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	483	486	—	483
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	214	215	—	214
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(j)	11.23%				05/2028	168	167	—	168
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	126	128	—	126
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	122	123	—	122
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	110	111	—	110
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	110	111	—	110
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.95%				05/2028	58	58	—	58
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	10.98%				05/2028	44	41	—	42
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	—	—	—
Consilio Midco Limited+(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(12)	—	(16)
CVP Holdco, Inc.+	One stop	SF +	5.00%	(j)	10.33%				06/2031	13,529	13,394	0.4	13,394
CVP Holdco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(14)	—	(14)
CVP Holdco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(18)	—	(18)
Cycle Gear, Inc.*#+	One stop	SF +	6.75%	(j)	12.18%				01/2026	46,529	46,451	1.1	44,668
PetVet Care Centers LLC~+	One stop	SF +	6.00%	(i)	11.34%				11/2030	4,752	4,795	0.1	4,609
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(1)	—	(4)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	—
PPV Intermediate Holdings, LLC#~<+	One stop	SF +	5.75%	(j)	11.10%				08/2029	14,225	14,142	0.4	14,082
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			14.75%	PIK			08/2030	8,605	8,676	0.2	8,647
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	1,738	1,704	—	1,686
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	402	396	—	390
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	74	73	—	72
PPV Intermediate Holdings, LLC+(24)	One stop	N/A			13.75%	PIK			08/2030	72	68	—	70
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(10)	—	(8)
Radiance Borrower, LLC+(24)	One stop	SF +	5.75%	(i)	8.34%	cash/	2.75%	PIK	06/2031	21,457	21,296	0.5	21,296
Radiance Borrower, LLC+(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(18)	—	(18)
Salon Lofts Group, LLC<+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	5,270	5,274	0.1	5,270
Salon Lofts Group, LLC+(24)	Second lien	SF +	9.00%	(j)	14.33%				09/2029	2,935	2,902	0.1	2,905
Salon Lofts Group, LLC+(24)	Second lien	SF +	9.00%	(j)(k)	14.11%				09/2029	1,514	1,496	—	1,499
Salon Lofts Group, LLC+	Second lien	SF +	9.00%	(k)	14.30%				09/2029	557	550	—	551
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				09/2029	542	539	—	542
Salon Lofts Group, LLC+	Second lien	SF +	9.00%	(k)	14.26%				09/2029	488	463	—	480

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	$349	$346	—%	$349
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	345	342	—	345
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	273	271	—	273
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(k)	10.90%				08/2028	156	155	—	156
Salon Lofts Group, LLC+(24)	Second lien	SF +	9.00%	(j)	14.33%				09/2029	144	142	—	143
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	114	113	—	114
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	105	105	—	105
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	86	86	—	86
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	80	80	—	80
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(5)	—	—
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(6)	—	—
Salon Lofts Group, LLC+(5)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(41)	—	(41)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^<+(8)	One stop	SF +	5.25%	(j)	10.58%				12/2029	29,585	29,295	0.7	29,364
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.<+(8)(9)	One stop	C +	5.25%	(f)	10.53%				12/2029	7,949	7,938	0.2	7,889
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)	One stop	SF +	5.25%	(i)	10.59%				12/2028	363	356	—	356
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)(8)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(64)	—	(47)
Titan Fitness, LLC*#<+(24)	One stop	SF +	7.25%	(i)(j)	10.25%	cash/	2.50%	PIK	10/2026	38,744	38,205	0.9	36,031
Titan Fitness, LLC+(24)	One stop	SF +	7.25%	(j)	10.20%	cash/	2.50%	PIK	10/2026	2,799	2,724	0.1	2,603
Titan Fitness, LLC+(24)	One stop	SF +	7.25%	(j)	10.20%	cash/	2.50%	PIK	10/2026	510	488	—	453
Vermont Aus Pty Ltd+(8)(11)	One stop	SF +	5.65%	(j)	10.98%				03/2028	10,064	10,027	0.2	10,064
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.20%				03/2028	9,154	9,996	0.2	9,154
VSG Acquisition Corp. and Sherrill, Inc.&+	One stop	SF +	5.50%	(i)	10.96%				04/2028	12,143	11,952	0.3	11,658
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	10.96%				04/2028	1,622	1,578	—	1,558
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	10.96%				04/2028	30	24	—	22
										350,032	350,136	8.4	343,525

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+(24)	One stop	SF +	6.75%	(j)	11.48%	cash/	0.75%	PIK	12/2024	$5,449	$5,449	0.1%	$5,486
Agility Recovery Solutions Inc.+(24)	One stop	SF +	6.75%	(a)(j)	11.71%	cash/	0.75%	PIK	12/2024	960	960	—	968
										6,409	6,409	0.1	6,454
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(k)	11.22%				03/2028	2,347	2,325	0.1	2,300
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(k)	11.22%				03/2028	1,170	1,158	—	1,146
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(k)	11.22%				03/2028	1,027	1,018	—	1,007
Dollfus Mieg Company, Inc.+(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	—	—	—
Elite Sportswear, L.P.+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	9,950	9,903	0.3	9,950
Elite Sportswear, L.P.+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	3,999	3,980	0.1	3,999
Elite Sportswear, L.P.+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	2,058	2,048	0.1	2,058
Elite Sportswear, L.P.*+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	683	680	—	683
Elite Sportswear, L.P.+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	312	311	—	312
Elite Sportswear, L.P.*+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	298	297	—	298
Elite Sportswear, L.P.+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	792	786	—	792
Elite Sportswear, L.P.+(24)	Senior secured	SF +	7.00%	(j)	11.85%	cash/	0.75%	PIK	09/2025	27	27	—	27
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	10.98%				11/2024	9,211	9,196	0.2	9,235
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	10.98%				11/2024	6,391	6,380	0.2	6,407
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	10.98%				11/2024	989	988	—	992
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	10.98%				11/2024	889	887	—	891
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	10.98%				11/2024	624	622	—	625
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(j)	10.98%				11/2024	2	2	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(j)	12.09%				07/2029	1,305	1,305	—	1,305
Shoes For Crews Global, LLC+(24)	Senior secured	SF +	7.00%	(j)	7.59%	cash/	5.00%	PIK	07/2029	711	683	—	683
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(j)	12.09%				07/2029	422	422	—	422
Shoes For Crews Global, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				07/2029	—	(36)	—	(36)
										43,207	42,982	1.0	43,098
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.25%	(j)	11.73%				06/2028	20,125	19,862	0.5	18,766
Marcone Yellowstone Buyer Inc.&<+	One stop	SF +	6.25%	(j)	11.73%				06/2028	20,875	20,476	0.5	19,466
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.50%	(j)	11.98%				06/2028	6,196	6,048	0.1	5,824
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.25%	(j)	11.73%				06/2028	2,555	2,474	0.1	2,382
Marcone Yellowstone Buyer Inc.&+	One stop	SF +	6.25%	(j)	11.73%				06/2028	6,687	6,456	0.1	6,236
Marcone Yellowstone Buyer Inc.+(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(31)	—	—
										56,438	55,285	1.3	52,674
Water Utilities
S.J. Electro Systems, LLC&<	Senior secured	SF +	4.75%	(j)	10.23%				06/2027	18,824	18,765	0.5	18,824
S.J. Electro Systems, LLC<+	Senior secured	SF +	4.75%	(j)	10.23%				06/2027	1,187	1,176	—	1,187
S.J. Electro Systems, LLC+(5)	Senior secured	SF +	4.75%		N/A(6)				06/2027	—	(3)	—	—
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%	(k)	9.84%				11/2026	2,974	2,960	0.1	2,974
Vessco Midco Holdings, LLC<+	Senior secured	SF +	4.50%	(i)	9.94%				11/2026	292	291	—	291
Vessco Midco Holdings, LLC+	Senior secured	SF +	5.25%	(k)	10.60%				11/2026	769	761	—	769
Vessco Midco Holdings, LLC+	Senior secured	SF +	4.50%		N/A(6)				10/2026	—	—	—	—
Vessco Midco Holdings, LLC+	Senior secured	SF +	5.00%	(k)	10.36%				11/2026	738	734	—	738
										24,784	24,684	0.6	24,783
Total non-controlled/non-affiliate company debt investments										7,315,681	7,304,906	177.6	7,199,875

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (20)(21)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		N/A	93	$948	—%	$849
Tronair Parent, Inc.+	LLC units	N/A	N/A		N/A	—	40	—	72
							988	—	921
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A		N/A	5	314	—	—

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		N/A	1	983	—	814
Go Car Wash Parent, Corp.+(22)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	3,067	0.1	3,006
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		N/A	—	553	—	261
MOP GM Holding, LLC+	LP units	N/A	N/A		N/A	—	500	—	500
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		N/A	1	103	—	114
POY Holdings, LLC+	LLC units	N/A	N/A		N/A	446	820	0.1	1,078
Quick Quack Car Wash Holdings, LLC+	LP units	N/A	N/A		N/A	1,085	1,085	—	1,085
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		N/A	215	215	—	215
Yorkshire Parent, Inc.+	LP units	N/A	N/A		N/A	—	544	—	537
							7,870	0.2	7,610
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP units	N/A	N/A		N/A	4	40	—	40
Cobepa BlueSky Aggregator, SCSp+(22)	Preferred stock	N/A	15.00%	Non-Cash	N/A	5	51	—	51
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		N/A	219	1,899	—	663
							1,990	—	754
Building Products
BECO Holding Company, Inc.+(22)	Preferred stock	N/A	11.75%	Non-Cash	N/A	132	17,428	0.5	17,200
BECO Holding Company, Inc.+	LP interest	N/A	N/A		N/A	10	1,218	—	1,239
							18,646	0.5	18,439
Chemicals
Inhance Technologies Holdings, LLC+	Preferred stock	N/A	N/A		N/A	12	7,283	0.1	5,742
Inhance Technologies Holdings, LLC+	LLC units	N/A	N/A		N/A	—	124	—	—
							7,407	0.1	5,742
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A		N/A	773	836	—	982
FR Vision Holdings, Inc.+	LP units	N/A	N/A		N/A	—	461	—	459
Franchise Brands plc+(8)(9)(10)(22)(23)	Common stock	N/A	N/A		N/A	51	113	—	93
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	515	637	—	901
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		N/A	16	1,787	0.1	1,986
Radwell Parent, LLC+	LP units	N/A	N/A		N/A	4	477	—	520
							4,311	0.1	4,941
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A		N/A	217	209	—	237

Diversified Consumer Services
CHHJ Midco, LLC+(22)	LLC units	N/A	N/A		N/A	27	311	—	401
CHVAC Services Investment, LLC+	Common stock	N/A	N/A		N/A	105	267	—	265
DP Flores Holdings, LLC+	LLC units	N/A	N/A		N/A	106	119	—	135

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
EMS LINQ, LLC+	LP interest	N/A	N/A		N/A	761	$758	—%	$736
EWC Growth Partners LLC+	LLC interest	N/A	N/A		N/A	—	12	—	—
HS Spa Holdings, Inc.+	Common stock	N/A	N/A		N/A	729	732	—	725
Liminex, Inc.+	Common stock	N/A	N/A		N/A	17	633	—	678
NSG Buyer, Inc. +(8)	LP units	N/A	N/A		N/A	3	2,992	0.2	3,324
PADI Holdco, Inc.+	LLC interest	N/A	N/A		N/A	1	987	—	891
Project Alpha Intermediate Holdings, Inc.+(22)	Preferred stock	N/A	9.00%	Non-Cash	N/A	—	1,109	0.1	1,609
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A		N/A	202	329	—	948
Virginia Green Acquisition, LLC+	LP units	N/A	N/A		N/A	397	407	—	427
							8,656	0.3	10,139
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A		N/A	—	372	—	15
Inventus Power, Inc.+	LLC units	N/A	N/A		N/A	—	88	—	276
Inventus Power, Inc.+	LP interest	N/A	N/A		N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A		N/A	—	—	—	—
							480	—	352
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A	N/A	5	$603	—%	$972
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	44	217	—	161
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	N/A	20	61	—	36
Mendocino Farms, LLC+(22)	Common stock	N/A	N/A	N/A	227	1,041	0.1	1,500
Ruby Slipper Cafe LLC, The+	LLC units	N/A	N/A	N/A	3	47	—	47
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	38	423	—	200
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	N/A	2	28	—	44
						2,420	0.1	2,960
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	107	195	—	325
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	6	14	—	17
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	N/A	4	9	—	13
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	2	4	—	6
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	N/A	21	73	—	72
Kodiak Cakes, LLC+	Common stock	N/A	N/A	N/A	—	753	0.1	966
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	N/A	—	599	—	327
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	N/A	—	32	—	34
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	N/A	5	434	—	267
Purfoods, LLC+	LLC interest	N/A	N/A	N/A	—	945	0.1	4,651
						3,089	0.2	6,723
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	N/A	—	98	—	111
Blue River Pet Care, LLC+	Common stock	N/A	N/A	N/A	—	734	0.1	876
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	N/A	—	499	—	558
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	—	557	—	614
CMI Parent Inc.+	Common stock	N/A	N/A	N/A	8	483	—	735
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	N/A	335	269	—	—
JHC Investment Intermediate Holdings, LLC+	LLC units	N/A	N/A	N/A	5,293	—	—	140
						2,640	0.1	3,034

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		N/A	2	$1,099	—%	$953
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		N/A	1,632	2,235	0.2	5,119
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		N/A	889	1,023	0.1	3,159
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		N/A	2	1,119	0.1	1,406
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		N/A	180	192	—	208
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		N/A	531	456	—	660
DCA Investment Holding, LLC(22)	Preferred stock	N/A	8.00%	Non-Cash	N/A	1,142	633	—	914
DCA Investment Holding, LLC	Common stock	N/A	N/A		N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	749	—	584
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	—	79	—	104
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		N/A	11	4	—	—
Encorevet Group LLC+	Preferred stock	N/A	N/A		N/A	3	261	—	245
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		N/A	239	324	—	548
Midwest Veterinary Partners, LLC+(22)	Preferred stock	N/A	12.00%	Non-Cash	N/A	1	1,921	0.1	2,009
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		N/A	9	152	—	481
Midwest Veterinary Partners, LLC+(22)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	55	—	66
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		N/A	412	335	—	584
NDX Parent, LLC+	Common stock	N/A	N/A		N/A	—	278	—	20
NDX Parent, LLC+	Preferred stock	N/A	N/A		N/A	84	88	—	99
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		N/A	—	407	—	304
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	—	528	—	849
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		N/A	4	74	—	949
Radiology Partners, Inc.+	LLC units	N/A	N/A		N/A	11	68	—	81
Radiology Partners, Inc.+	LLC interest	N/A	N/A		N/A	43	55	—	323
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	—	249	—	513
Sage Dental Management, LLC+	LLC units	N/A	N/A		N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		N/A	8	727	—	554
							13,125	0.5	20,732

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC units	N/A			N/A		N/A	446	$449	—%	$446
Connexin Software, Inc.+	LLC interest	N/A			N/A		N/A	180	229	—	237
Connexin Software, Inc.+	LLC units	N/A			N/A		N/A	12	16	—	20
HSI Halo Acquisition, Inc.+(22)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	97	—	227
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		N/A	—	14	—	30
Symplr Software, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	15	18,363	0.5	18,799
Symplr Software, Inc.+(22)	Preferred stock	SF +	10.50%	(j)	15.83%	Non-Cash	N/A	3	5,250	0.2	6,493
Symplr Software, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	2	2,296	0.1	2,495
Symplr Software, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,389	—	1,459
Symplr Software, Inc.+	LLC units	N/A			N/A		N/A	—	161	—	210
Symplr Software, Inc.+	Common stock	N/A			N/A		N/A	219	237	—	1,207
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		N/A	348	2,824	0.1	3,047
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	169	871	—	561
Tebra Technologies, Inc.+	Warrant	N/A			N/A		N/A	53	162	—	56
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	1	8	—	11
									32,366	0.9	35,298
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+	LP interest	N/A			N/A		N/A	287	384	—	648
Harri US LLC+	LLC units	N/A			N/A		N/A	119	893	—	698
Harri US LLC+	Preferred stock	N/A			N/A		N/A	102	649	—	577
Harri US LLC+	Warrant	N/A			N/A		N/A	34	171	—	192
Harri US LLC+	Preferred stock	N/A			N/A		N/A	96	1,141	0.1	1,236
Harri US LLC+	Warrant	N/A			N/A		N/A	9	69	—	123
LMP TR Holdings, LLC	LLC units	N/A			N/A		N/A	712	712	0.1	2,063
SSRG Holdings, LLC+	LP interest	N/A			N/A		N/A	46	622	—	635
									4,641	0.2	6,172
Insurance
Accession Risk Management Group, Inc.+(22)	Preferred stock	N/A			13.25%	Non-Cash	N/A	9	9,660	0.3	9,596
Majesco+(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	520	—	598
Majesco+	LP interest	N/A			N/A		N/A	97	94	—	253
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		N/A	20	404	—	421
									10,678	0.3	10,868
Internet and Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	25	26,215	0.8	29,904
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	15	15,735	0.4	17,948
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	11	11,050	0.3	11,704
Revalize, Inc.+	Preferred stock	N/A			N/A		N/A	4	4,285	0.1	4,457
									57,285	1.6	64,013

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Appriss Health Intermediate Holdings, Inc+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	$3,551	0.1%	$3,645
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	804	2,398	0.2	7,034
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	211	931	0.1	1,844
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		N/A	48	407	—	423
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A			N/A		N/A	277	779	0.1	2,254
Critical Start, Inc.+	Common stock	N/A			N/A		N/A	343	379	—	363
Kentik Technologies, Inc.+	Preferred stock	N/A			N/A		N/A	275	1,587	—	1,578
Netwrix Corporation+	LLC units	N/A			N/A		N/A	7	19	—	21
Optimizely North America, Inc.+	Common stock	N/A			N/A		N/A	92	1,089	—	1,491
Red Dawn SEI Buyer, Inc.+	LP interest	N/A			N/A		N/A	232	461	—	467
Saturn Borrower Inc.+	LP units	N/A			N/A		N/A	485	418	—	247
									12,019	0.5	19,367
Leisure Products
Massage Envy, LLC+	LLC interest	N/A			N/A		N/A	749	210	0.1	1,642
Movement Holdings, LLC+	LLC units	N/A			N/A		N/A	—	152	—	150
WBZ Investment, LLC+	LLC interest	N/A			N/A		N/A	82	141	—	126
WBZ Investment, LLC+	LLC interest	N/A			N/A		N/A	56	96	—	86
WBZ Investment, LLC+	LLC interest	N/A			N/A		N/A	47	78	—	71
WBZ Investment, LLC+	LLC interest	N/A			N/A		N/A	41	71	—	61
WBZ Investment, LLC+	LLC interest	N/A			N/A		N/A	18	29	—	26
WBZ Investment, LLC+	LLC interest	N/A			N/A		N/A	2	2	—	2
									779	0.1	2,164
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	1,302	1,309	—	1,302
Celerion Buyer, Inc.+	LP units	N/A			N/A		N/A	1,302	188	—	644
PAS Parent Inc.+	LP interest	N/A			N/A		N/A	15	1,651	0.1	1,745
PAS Parent Inc.+	Preferred stock	N/A			N/A		N/A	2	267	—	313
Reaction Biology Corporation+	LLC units	N/A			N/A		N/A	—	321	—	64
									3,736	0.1	4,068
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A			N/A		N/A	3	1,632	0.1	1,853
W3 Co.+	Preferred stock	N/A			N/A		N/A	—	224	—	258
									1,856	0.1	2,111
Paper & Forest Products
Messenger, LLC+	LLC units	N/A			N/A		N/A	8	667	—	488
Messenger, LLC+	LLC units	N/A			N/A		N/A	1	—	—	—
									667	—	488
Pharmaceuticals
Amalthea Parent, Inc.+(8)	LP interest	N/A			N/A		N/A	701	605	—	356
Cobalt Buyer Sub, Inc.+(22)	Preferred stock	SF +	10.00%	(j)	15.33%	Non-Cash	N/A	11	15,317	0.4	16,419
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A			N/A		N/A	—	246	—	256
Cobalt Buyer Sub, Inc.+	Common stock	N/A			N/A		N/A	3	2	—	—
									16,170	0.4	17,031

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A			N/A		N/A	—	$216	—%	$145
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		N/A	83	860	—	853
Filevine, Inc.+	Preferred stock	N/A			N/A		N/A	362	2,867	0.1	3,695
Filevine, Inc.+	Warrant	N/A			N/A		N/A	54	224	—	441
Filevine, Inc.+	Preferred stock	N/A			N/A		N/A	21	176	—	216
Net Health Acquisition Corp.+	LP interest	N/A			N/A		N/A	14	1,684	—	2,023
Procure Acquireco, Inc.+	LP interest	N/A			N/A		N/A	—	901	—	1,002
									6,928	0.1	8,375
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		N/A	73	595	—	1,097
SC Landco Parent, LLC+	Common stock	N/A			N/A		N/A	2	274	—	260
									869	—	1,357
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		N/A	554	587	—	501

Software
Anaplan, Inc.+	LP interest	N/A			N/A		N/A	962	1,254	0.1	1,485
Aras Corporation+(22)	Preferred stock	N/A			12.00%	Non-Cash	N/A	1	1,873	0.1	2,015
Aras Corporation+	LP interest	N/A			N/A		N/A	427	446	—	483
Astute Holdings, Inc.+	LP interest	N/A			N/A		N/A	—	520	—	934
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	37	405	—	487
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		N/A	4	46	—	55
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		N/A	5,841	5,890	0.2	6,298
Calabrio, Inc.+	LP interest	N/A			N/A		N/A	1	1,157	—	1,198
Calabrio, Inc.+	LP interest	N/A			N/A		N/A	134	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	179	2,007	0.1	1,986
Cloudbees, Inc.+	Warrant	N/A			N/A		N/A	158	445	—	1,140
Cloudbees, Inc.+	Preferred stock	N/A			N/A		N/A	86	602	—	784
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		N/A	220	855	—	999
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		N/A	431	610	—	693
Diligent Corporation+(22)	Preferred stock	N/A			10.50%	Non-Cash	N/A	24	29,214	0.8	30,005
Diligent Corporation+	Preferred stock	N/A			N/A		N/A	415	912	0.1	2,362
FirstUp, Inc.+	Common stock	N/A			N/A		N/A	305	661	—	428
GS Acquisitionco, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	35	43,559	1.1	44,367
GS Acquisitionco, Inc.+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	5	5,573	0.2	5,513
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		N/A	1	363	—	1,005
GS Acquisitionco, Inc.+(22)	Preferred stock	SF +	10.50%	(j)	15.83%	Non-Cash	N/A	—	115	—	116
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		N/A	73	91	—	123
Impartner, Inc.+	Preferred stock	N/A			N/A		N/A	39	307	—	278
Kaseya Inc.+(22)	Preferred stock	SF +	10.75%	(j)	16.08%	Non-Cash	N/A	5	5,524	0.2	5,585
Kaseya Inc.+	LP interest	N/A			N/A		N/A	250	252	—	250
MetricStream, Inc.+	Warrant	N/A			N/A		N/A	212	303	—	189
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		N/A	799	773	—	724

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
mParticle, Inc.+	Preferred stock	N/A			N/A		N/A	227	$1,429	—%	$1,260
mParticle, Inc.+	Warrant	N/A			N/A		N/A	115	143	—	435
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		N/A	6	17	—	19
Onit, Inc.+(22)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	113	—	120
Onit, Inc.+	Warrant	N/A			N/A		N/A	—	14	—	18
Panzura, LLC+	LLC units	N/A			N/A		N/A	2	6	—	2
PDI TA Holdings, Inc.+	Preferred stock	N/A			N/A		N/A	135	4,613	0.2	5,414
Personify, Inc.+	LP interest	N/A			N/A		N/A	879	1,396	0.1	2,405
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A			N/A		N/A	257	310	—	434
QAD, Inc.+(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	1	1,215	—	1,213
QAD, Inc.+	Common stock	N/A			N/A		N/A	68	134	—	36
RegEd Aquireco, LLC+	LP interest	N/A			N/A		N/A	—	358	—	140
RegEd Aquireco, LLC+	LP interest	N/A			N/A		N/A	4	21	—	0
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		N/A	—	27	—	35
Riskonnect Parent, LLC+(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	26	31,413	0.7	30,304
Riskonnect Parent, LLC+	LP interest	N/A			N/A		N/A	1,382	1,412	—	1,442
Riskonnect Parent, LLC+(22)	Preferred stock	SF +	10.50%	(j)	15.83%	Non-Cash	N/A	—	884	—	896
Riskonnect Parent, LLC+(22)	Preferred stock	N/A			10.50%	Non-Cash	N/A	—	49	—	49
SnapLogic, Inc.+	Preferred stock	N/A			N/A		N/A	344	1,028	—	1,714
SnapLogic, Inc.+	Warrant	N/A			N/A		N/A	131	162	—	447
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		N/A	1	794	—	582
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		N/A	—	110	—	132
Telesoft Holdings LLC+	LP interest	N/A			N/A		N/A	137	129	—	126
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		N/A	—	82	—	106
Workforce Software, LLC+(22)	Common stock	N/A			N/A		N/A	—	973	—	627
Workforce Software, LLC+	Common stock	N/A			N/A		N/A	—	36	—	44
Zendesk, Inc.+	LP units	N/A			N/A		N/A	63	709	—	873
									151,334	3.9	158,375

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(22)	Preferred stock	N/A	11.50%	Non-Cash	N/A	15	$17,619	0.4%	$16,898
Ave Holdings III, Corp+	LP units	N/A	N/A		N/A	2	1,737	0.1	1,462
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		N/A	10	1,287	—	1,194
Cycle Gear, Inc.+	LLC units	N/A	N/A		N/A	2,002	481	—	48
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		N/A	50	50	—	100
Pet Holdings ULC+(8)(12)(22)	LP interest	N/A	N/A		N/A	677	383	—	705
Salon Lofts Group, LLC+	LP units	N/A	N/A		N/A	—	129	—	121
Southern Veterinary Partners, LLC+(22)	Preferred stock	N/A	12.00%	Non-Cash	N/A	5	6,184	0.2	6,830
Southern Veterinary Partners, LLC+(22)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	860	—	1,328
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		N/A	148	188	0.1	5,020
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		N/A	—	58	—	43
							28,976	0.8	33,749
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		N/A	97	604	—	64

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(22)	LLC interest	N/A	N/A		N/A	20	239	—	434
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		N/A	56	265	—	164
Shoes For Crews Global, LLC+	LLC units	N/A	N/A		N/A	2	1,083	—	1,083
							1,587	—	1,683

Total non-controlled/non-affiliate company equity investments							403,227	11.1	448,268

Total non-controlled/non-affiliate company investments							7,708,133	188.7	7,648,143
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(26)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(24)	One stop	SF +	1.00%	(j)	6.33%				06/2026	$7,071	$7,071	0.2%	$5,304
Abita Brewing Co., L.L.C.+(7)(24)	Second lien	SF +	8.00%	(j)	13.33%				06/2026	4,671	3,876	—	747
Abita Brewing Co., L.L.C.+(24)	One stop	SF +	1.00%	(j)	6.33%				06/2026	543	543	—	427
										12,285	11,490	0.2	6,478
Energy, Equipment & Services
Benetech, Inc.+(7)(24)	One stop	SF +	6.00%	(j)	11.48%				08/2026	4,509	3,623	—	1,579
Benetech, Inc.+(7)(24)	One stop	SF +	6.00%	(j)	11.48%				08/2026	1,093	836	—	71
										5,602	4,459	—	1,650
Healthcare Providers and Services
Bayside Opco, LLC+(24)	One stop	SF +	7.25%	(j)	12.73%				06/2026	12,874	12,801	0.3	12,874
Bayside Opco, LLC+(24)	Subordinated debt	SF +	10.00%	(j)	15.48%				06/2026	4,850	4,353	0.1	4,656
Bayside Opco, LLC+(24)	One stop	SF +	7.25%	(j)	12.73%				06/2026	4,554	4,400	0.1	4,508
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(24)	One stop	SF +	5.25%	(j)	10.73%	PIK			09/2025	16,229	13,029	0.1	5,355
Elite Dental Partners LLC+(7)(24)	One stop	SF +	12.00%	(j)	17.48%	PIK			05/2025	9,335	7,225	0.1	4,201
Elite Dental Partners LLC+(24)	One stop	SF +	5.25%	(j)	10.73%	PIK			09/2025	1,749	1,749	—	1,749
Opening Day Borrower 111 LLC+(7)(24)	One stop	SF +	6.25%	(j)	11.73%				05/2027	16,292	13,540	0.4	13,197
Opening Day Borrower 111 LLC+(7)(24)	One stop	SF +	6.25%	(j)	11.73%				05/2027	6,222	5,288	0.1	5,039
Opening Day Borrower 111 LLC+(7)(24)	One stop	SF +	6.25%	(j)	11.72%				05/2027	1,842	1,776	0.1	1,493
Opening Day Borrower 111 LLC+	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
Opening Day Borrower 111 LLC+	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
SPF Borrower LLC+(24)	One stop	SF +	6.25%	(j)	9.73%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+(24)	One stop	SF +	9.50%	(j)	14.98%				02/2028	8,334	8,333	0.2	8,333
SPF Borrower LLC+	One stop	SF +	6.25%		N/A(6)				02/2028	—	—	—	—
										98,472	88,685	1.9	77,596
Software
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2026	6,644	6,644	0.1	4,717
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2026	555	555	—	394
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2026	42	42	—	30
Switchfly LLC+(24)	One stop	N/A			1.00%	PIK			10/2026	709	709	—	496
										7,950	7,950	0.1	5,637
Specialty Retail
Imperial Optical Midco Inc.+	One stop	SF +	1.00%	(j)	6.33%				06/2029	45,065	40,565	1.0	40,558
Imperial Optical Midco Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(282)
Imperial Optical Midco Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(1,502)
										45,065	40,565	1.0	38,774

Total non-controlled/affiliate company debt investments										169,374	153,149	3.2	130,135

Equity investments(20)(21)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A			N/A				N/A	210	$—	—%	$—

Healthcare Providers and Services
Bayside Opco, LLC+	LLC units	N/A			N/A				N/A	6	2,592	0.1	4,699
Elite Dental Partners LLC	LLC interest	N/A			N/A				N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A			N/A				N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A			N/A				N/A	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A		N/A	181	$7,837	0.2%	$5,998
SPF Borrower LLC+	LLC units	N/A	N/A		N/A	—	9,347	0.3	11,375
							23,928	0.6	22,072
Software
Switchfly LLC+	LLC interest	N/A	N/A		N/A	98,370	2,321	—	905
Switchfly LLC+	LLC units	N/A	N/A		N/A	950	950	—	527
							3,271	—	1,432
Specialty Retail
Imperial Optical Midco Inc.+	LLC units	N/A	N/A		N/A	189	53,763	1.3	53,763

Total non-controlled/affiliate company equity investments							80,962	1.9	77,267

Total non-controlled/affiliate company investments							234,111	5.1	207,402

Controlled affiliate company investments(27)
Debt investments
IT Services
MMan Acquisition Co.+(7)(24)	One stop	N/A	10.00%	PIK	08/2024	$36,049	$19,457	0.2%	$7,931
MMan Acquisition Co.+(24)	One stop	N/A	8.00%	PIK	08/2024	1,857	1,857	0.1	1,708
MMan Acquisition Co.+(24)	One stop	N/A	12.00%	PIK	08/2024	953	953	—	953
MMan Acquisition Co.+(24)	One stop	N/A	12.00%	PIK	08/2024	1,068	1,068	—	1,068
MMan Acquisition Co.+(24)	One stop	N/A	12.00%	PIK	08/2024	309	309	—	309
Total controlled affiliate company debt investments						40,236	23,644	0.3	11,969

Total controlled affiliate company investments							23,644	0.3	11,969

Total investments							7,965,888	194.1	7,867,514

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.19%	(28)			$176,899	4.4%	$176,899
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.14%	(28)			598	—	598
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			5.22%	(28)			22,099	0.5	22,099
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			5.31%	(28)			25,007	0.6	25,007
Allspring Treasury Government Money Market Fund (CUSIP 949921126)			5.25%	(28)			15,646	0.4	15,646
Morgan Stanley Institutional Liquidity Funds Treasury Securities Portfolio (CUSIP 61747C525)			5.14%	(28)			132,630	3.3	132,630
Total money market funds							372,879	9.2	372,879
Total investments and money market funds							$8,338,767	203.3%	$8,240,393

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
~	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2021 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022 Debt Securitization (as defined in Note 7).
&	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022-2 Debt Securitization (as defined in Note 7).
<	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2024, as the loan may have priced or repriced based on an index rate prior to June 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of June 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.63% as of June 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.71% as of June 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.68% as of June 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.50% as of June 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 4.97% as of June 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.20% as of June 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of June 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.34% as of June 30, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.32% as of June 30, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.25% as of June 30, 2024.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 4.78% as of June 30, 2024.
(m) Denotes that all or a portion of the contract was indexed to 90-day Term CORRA, which was 4.68% as of June 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024.
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
(6)The entire commitment was unfunded as of June 30, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 13.2% of the Company's total assets calculated in accordance with the 1940 Act.
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
June 30, 2024
(Dollar and share amounts in thousands)
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
(23) The fair value of this investment was valued using Level 1 inputs. See “Note 6. Fair Value Measurements”.
(24)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2024.
(25)The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(26)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of June 30, 2024	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,536	$1,660	$(291)	$(1,427)	$—	$6,478	$565
Bayside Opco, LLC	22,044	2,372	(566)	2,887	—	26,737	2,799
Benetech, Inc.	1,353	527	(674)	444	—	1,650	9
Elite Dental Partners LLC	13,396	4,917	(2,134)	(4,874)	—	11,305	129
Imperial Optical Midco Inc.	—	94,328	—	(1,791)	—	92,537	33
Opening Day Borrower 111 LLC	24,438	5,864	(1,662)	(2,913)	—	25,727	15
Rubio's Restaurants, Inc.	12,063	3,759	(3,929)	6,624	(18,517)	—	1,187
SPF Borrower LLC	—	33,923	(51)	2,027	—	35,899	1,304
Switchfly LLC	7,254	769	(2)	(952)	—	7,069	68
Total Non-Controlled Affiliates	$87,084	$148,119	$(9,309)	$25	$(18,517)	$207,402	$6,109

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
(27)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of June 30, 2024	Interest, dividend and fee income
MMan Acquisition Co.	$12,790	$2,891	$(2,601)	$(1,111)	$—	$11,969	$330
Total Controlled Affiliates	$12,790	$2,891	$(2,601)	$(1,111)	$—	$11,969	$330

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(28)The rate shown is the annualized seven-day yield as of June 30, 2024.

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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Fifth Amended and Restated Investment Advisory Agreement effective as of June 3, 2024 (the “Investment Advisory Agreement” or “Post-GBDC 3 Merger Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

On June 3, 2024, the Company completed its acquisition of Golub Capital BDC 3, Inc. (“GBDC 3”), a Maryland corporation pursuant to that certain Agreement and Plan of Merger (as amended, the “GBDC 3 Merger Agreement”), dated as of January 16, 2024, by and among the Company, GBDC 3, Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), GC Advisors, a Delaware limited liability company and investment adviser to each of the Company and GBDC 3, and, for certain limited purposes, Golub Capital LLC. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GBDC 3, with GBDC 3 as the surviving corporation (the “Initial GBDC 3 Merger”), and immediately following the Initial Merger, GBDC 3 was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “GBDC 3 Merger”). Upon consummation of the GBDC 3 Merger, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 (the “Prior Investment Advisory Agreement”). Refer to Note 3 for more information on the Investment Advisory Agreement and the Prior Investment Advisory Agreement and refer to Note 13. Acquisition of Golub Capital BDC 3, Inc. for discussion of the GBDC 3 Merger.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries listed in the table below in its consolidated financial statements:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Entity Name	Abbreviation
Golub Capital BDC CLO III Depositor LLC	(“2018 CLO Depositor”)
Golub Capital BDC CLO III LLC	(“2018 Issuer”)
Golub Capital BDC Holdings, LLC	(“BDC Holdings”)
GCIC Holdings LLC	(“GCIC Holdings”)
GCIC CLO II Depositor LLC	(“GCIC 2018 CLO Depositor”)
GCIC CLO II LLC	(“GCIC 2018 Issuer”)
GCIC Funding LLC	(“GCIC Funding”)
GBDC Holdings Coinvest, Inc.
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.
GCIC Quick Quack Coinvest LLC
GBDC Quick Quack Coinvest LLC
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC	(“GBDC 3 Funding”)
Golub Capital BDC 3 CLO 1 Depositor LLC	(“GBDC 3 2021 CLO Depositor”)
Golub Capital BDC 3 CLO 1 LLC	(“GBDC 3 2021 Issuer”)
Golub Capital BDC 3 ABS 2022-1 Depositor LLC	(“GBDC 3 2022 ABS 2022-1 Depositor”)
Golub Capital BDC 3 ABS 2022-1 LLC	(“GBDC 3 2022 Issuer”)
Golub Capital BDC 3 CLO 2 Depositor LLC	(“GBDC 3 2022 CLO 2 Depositor”)
Golub Capital BDC 3 CLO 2 LLC	(“GBDC 3 2022-2 Issuer”)
GBDC 3 Holdings Coinvest, Inc.
GBDC 3 Holdings ED Coinvest, Inc.
GCBH 3 North Haven Stack Buyer Coinvest Inc.
GBDC 3 Quick Quack Coinvest LLC
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2018 Issuer, Funding II, GCIC Holdings, GCIC 2018 Issuer, GBDC 3 Holdings, GBDC 3 Funding, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Derivative Instruments:

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2024, interest income included $6,632 and $16,489, respectively, of accretion of discounts. For the three and nine months ended June 30, 2023, interest income included $4,660 and $15,351, respectively, of accretion of discounts. For the three and nine months ended June 30, 2024, the Company received loan origination fees of $6,300 and $10,298, respectively. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $2,663 and $14,049, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2024, investment income included $10,177 and $33,805, respectively, of PIK interest and the Company capitalized PIK interest of $11,245 and $36,551, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2023, investment income included $9,587 and $27,270, respectively, of PIK interest and the Company capitalized PIK interest of $10,405 and $27,660, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and nine months ended June 30, 2024, fee income included $162 and $338 from non-recurring prepayment premiums, respectively. For the three months ended June 30, 2023, there was no fee income from non-recurring prepayment premiums. For the nine months ended June 30, 2023, fee income included $79 from non-recurring prepayment premiums. Other income is recorded into income when earned.

For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $132,038 and $417,195, respectively. For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $139,293 and $380,046, respectively.

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

For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $5,287 and $13,890, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $3,723 and $10,767, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company received $47 of cash payments of accrued and capitalized preferred dividends. For the three and nine months ended June 30, 2023, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

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

For the three and nine months ended June 30, 2024, the Company recorded dividend income received in cash of $418 and $555, respectively, and return of capital distributions received in cash of $733 and $1,551, respectively. For the three and nine months ended June 30, 2023 the Company recorded dividend income received in cash of $334 and $1,329, respectively and return of capital distributions received in cash of $212 and $295, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $70,292 and $62,937 as of June 30, 2024 and September 30, 2023, respectively.

Purchase accounting: Pursuant to the GCIC Merger Agreement, the GCIC Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial GCIC Merger”), and, immediately following the Initial GCIC Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial GCIC Merger and the subsequent merger, collectively, the “GCIC Merger”). Pursuant to the GBDC 3 Merger Agreement, the GBDC 3 Merger Sub was first merged with and into GBDC 3, with GBDC 3 as the surviving company in the Initial GBDC 3 Merger and, immediately following the Initial GBDC 3 Merger, GBDC 3 was then merged with and into the Company, with the Company as the surviving company. The GCIC Merger and the GBDC 3 Merger were accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the three and nine months ended June 30, 2024 was $3,086 and $5,493, respectively. Amortization expense of purchase premium for the three and nine months ended June 30, 2023 was $1,570 and $5,357, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2024, $125 and $1,124, respectively, was recorded for U.S. federal excise tax. For the three months ended June 30, 2023, the company did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, $2,432 was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024. The Company's tax returns for the 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended June 30, 2024, the Company did not record any U.S. income taxes. For the nine months ended June 30, 2024, $71 was recorded for U.S. income taxes. For the three and nine months ended June 30, 2023, the Company did not record any U.S. income taxes.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board reapproved the Program in August 2024 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 11 for more information on the share repurchases under the Program.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Equity Distribution Agreement: On October 6, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company may offer and sell shares from time to time through, or to, the Placement Agents, or to it. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents will receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2023, the Company terminated the equity distribution agreement entered into on May 28, 2021 by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “2021 Equity Distribution Agreement”). During the three and nine months ended June 30, 2024 and 2023, the Company did not issue any shares of common stock under the 2021 or 2023 Equity Distribution Agreements.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $22,232 and $15,613, respectively.

These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024 was $2,214 and $6,869, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023 was $1,937 and $5,362, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on June 3, 2024. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. The Investment Advisory Agreement was entered into and effective as of June 3, 2024, the closing of the GBDC 3 Merger. On August 3, 2023, effective as of July 1, 2023, the Board approved the Prior Investment Advisory Agreement, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The Investment Adviser serves as collateral manager under the 2018 Collateral Management Agreement (as described in Note 7), the GCIC 2018 Collateral Management Agreement (as described in Note 7), the 2021 Collateral Management Agreement (as described in Note 7), the 2022 Collateral Management Agreement (as described in Note 7) and the 2022-2 Collateral Management Agreement (as described in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.

The base management fee incurred for the three and nine months ended June 30, 2024 was $14,362 and $41,980, respectively. The base management fee incurred for the three and nine months ended June 30, 2023 was $18,997 and $56,747, respectively.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that an Incentive Fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative Incentive Fees paid to the Investment Adviser, calculated on a per share basis, since April 13, 2010, the effective date of the Company’s election to become a BDC, would be less than or equal to 15.0% of the Company’s Cumulative Pre-Incentive Fee Net Income (as defined below).

The Company accomplishes this limitation by subjecting each quarterly Incentive Fee payable under the Income and Capital Gain Incentive Fee Calculation (as defined below) to a cap (the “Incentive Fee Cap”). Under the Investment Advisory Agreement, the Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income Per Share (as defined below) and (b) Cumulative Incentive Fees Paid Per Share (as defined below). To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no Incentive Fee would be payable in that quarter. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period. “Cumulative Pre-Incentive Fee Net Income Per Share” equals the sum of “Pre-Incentive Fee Net Income Per Share” (as defined below) for each quarterly period since April 13, 2010. “Pre-Incentive Fee Net Income Per Share” equals the sum of (i) Pre-Incentive Fee Net Investment Income (as defined below) and (ii) Adjusted Capital Returns for the applicable period, divided by (b) the weighted average number of shares of GBDC common stock outstanding during such period. “Adjusted Capital Returns” for any period is the sum of the realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation for such period; provided that the calculation of realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger. “Cumulative Incentive Fees Paid Per Share” is equal to the sum of Incentive Fees Paid Per Share since April 13, 2010. “Incentive Fees Paid Per Share” for any period is equal to the Incentive Fees accrued and/or payable to the Company for such period, divided by the weighted average number of shares of common stock of GBDC during such period.

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

For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $14,400 and $56,311, respectively. For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $18,857 and $52,844, respectively.

On January 16, 2024, the Investment Adviser agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024, for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “GBDC 3 Merger Waiver”) to the Prior Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees payable to the Investment Adviser under the Prior Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, will equal those that would be payable under the Post-GBDC 3 Merger Advisory Agreement.

In addition, the Investment Adviser unilaterally agreed to irrevocably waive 100% of the Income Incentive Fee payable to the Investment Adviser under the Investment Advisory Agreement for the three months ended June 30, 2024.

For the three and nine months ended June 30, 2024, the Investment Adviser irrevocably waived $14,400 and $19,557 of income incentive fees, respectively. For the three and nine months ended June 30, 2023, there was no Income Incentive Fee irrevocably waived.

The Investment Advisory Agreement excludes the impact of purchase accounting resulting from a merger, including the GCIC Merger and GBDC 3 Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC and GBDC 3 common stock in the GCIC Merger and GBDC 3 Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.

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
For periods ending on or before March 31, 2024, the Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

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

For periods ending after June 3, 2024, including the three months ended June 30, 2024, the Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Adviser equals 15.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Company’s Pre-Incentive Fee Net Investment Income is referred to as the “catch-up” provision. The catch-up is meant to provide the Investment Adviser with 15.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and
•15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The Capital Gain Incentive Fee equals (a) 15.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred debt issuance costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

For the three and nine months ended June 30, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2024 and 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both June 30, 2024 and September 30, 2023, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $3,123 and $2,118 as of June 30, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement. As of June 30, 2024, also included in accounts payable and other liabilities is $1,305 of accrued allocated shared service fees payable to the Administrator that was assumed from GBDC 3 in the GBDC 3 Merger.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $5,716 and $9,752, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $3,976 and $7,192, respectively.

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $3,205 and $2,017, respectively, for expenses paid on behalf of the Company by the Administrator. As of June 30, 2024, also included in accounts payable and other liabilities was $423 of expenses paid on behalf of GBDC 3 by the administrator which were assumed in the GBDC 3 Merger.

As of June 30, 2024, included in accounts payable and other liabilities were $4,271 for an income incentive fee and $4,651 for base management fees each of which were payable by GBDC 3 pursuant to its investment advisory agreement with the Investment Adviser and which were assumed in the GBDC 3 Merger. The investment advisory agreement between the Investment Adviser and GBDC 3 was terminated in connection with the closing of the GBDC 3 Merger.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2024 permits the Company to borrow a maximum of $200,000 and expires on June 15, 2025. As of September 30, 2023, the Company was permitted to borrow a maximum of $100,000 under the Adviser Revolver. Refer to Note 7 Borrowings for discussion of the Adviser Revolver.

Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, an unsecured revolving credit facility with the Investment Adviser (“GBDC 3 Adviser Revolver”) that had a credit limit of $100,000. The GBDC 3 Adviser Revolver was terminated on June 11, 2024.

On June 3, 2024, the Company completed its acquisition of GBDC 3. Refer to Note 13 for more information regarding the GBDC 3 Merger.

Note 4. Investments
Investments as of June 30, 2024 and September 30, 2023 consisted of the following:

	As of June 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$572,956	$574,913	$567,375	$518,721	$527,449	$503,985
One stop	6,907,436	6,863,356	6,734,334	4,812,987	4,763,128	4,678,099
Second lien	17,364	16,345	13,298	32,173	33,514	29,154
Subordinated debt	27,535	27,085	26,972	8,907	7,866	7,945
Equity	N/A	484,189	525,535	N/A	261,879	297,430
Total	$7,525,291	$7,965,888	$7,867,514	$5,372,788	$5,593,836	$5,516,613

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

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$1,367,833	17.2%	$936,563	16.7%
Midwest	1,503,978	18.9	1,061,739	19.0
West	1,295,075	16.2	895,353	16.0
Southeast	1,577,148	19.8	1,092,833	19.6
Southwest	712,767	8.9	487,270	8.7
Northeast	672,484	8.4	461,711	8.3
Canada	164,741	2.1	170,492	3.1
United Kingdom	396,102	5.0	308,977	5.5
Australia	20,883	0.3	17,050	0.3
Luxembourg	58,195	0.7	29,523	0.5
Netherlands	94,951	1.2	80,112	1.4
Finland	52,584	0.7	30,455	0.5
Sweden	32,627	0.4	18,099	0.3
Israel	855	0.0 *	508	0.0 *
Denmark	4,847	0.1	3,151	0.1
Germany	10,818	0.1	—	—
Total	$7,965,888	100.0%	$5,593,836	100.0%

Fair Value:
United States
Mid-Atlantic	$1,364,993	17.3%	$937,002	17.0%
Midwest	1,479,360	18.8	1,046,284	19.0
West	1,279,228	16.3	887,364	16.1
Southeast	1,571,296	20.0	1,094,393	19.8
Southwest	704,477	8.9	484,949	8.8
Northeast	659,842	8.4	448,383	8.1
Canada	159,083	2.0	161,668	2.9
United Kingdom	383,013	4.9	287,313	5.2
Australia	20,071	0.3	16,075	0.3
Luxembourg	57,310	0.7	28,486	0.5
Netherlands	84,626	1.1	69,730	1.3
Finland	54,462	0.7	32,488	0.6
Sweden	33,118	0.4	18,650	0.3
Israel	999	0.0 *	612	0.0 *
Denmark	4,906	0.1	3,216	0.1
Germany	10,730	0.1	—	—
Total	$7,867,514	100.0%	$5,516,613	100.0%
* Represents an amount less than 0.1%

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2024 and September 30, 2023 were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024			As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$36,840	0.5%		$24,860	0.4%
Airlines	8,738	0.1		955	0.0	*
Auto Components	47,984	0.6		41,234	0.7
Automobiles	390,793	4.9		273,381	4.9
Banks	2,054	0.0	*	—	—
Beverages	82,509	1.0		53,386	1.0
Biotechnology	1,990	0.0	*	1,769	0.0	*
Building Products	69,947	0.9		18,282	0.3
Capital Markets	2,565	0.0	*	—	—
Chemicals	122,434	1.5		87,729	1.6
Commercial Services and Supplies	181,589	2.3		156,336	2.8
Communications Equipment	16,517	0.2		11,448	0.2
Construction & Engineering	4,042	0.1		—	—
Containers and Packaging	107,125	1.3		46,372	0.8
Diversified Consumer Services	404,150	5.1		271,430	4.9
Diversified Financial Services	72,563	0.9		44,183	0.8
Diversified Telecommunication Services	2,213	0.0	*	1,601	0.0	*
Electrical Equipment	1,409	0.0	*	—	—
Electronic Equipment, Instruments and Components	33,638	0.4		24,389	0.4
Energy Equipment and Services	4,459	0.1		4,605	0.1
Food and Staples Retailing	43,471	0.6		62,592	1.1
Food Products	246,883	3.1		154,596	2.8
Healthcare Equipment and Supplies	248,519	3.1		136,283	2.4
Healthcare Providers and Services	554,495	7.0		468,748	8.4
Healthcare Technology	284,520	3.6		220,862	4.0
Hotels, Restaurants and Leisure	245,588	3.1		130,946	2.3
Household Durables	—	—		6,688	0.1
Household Products	7,091	0.1		5,410	0.1
Industrial Conglomerates	72,399	0.9		39,570	0.7
Insurance	422,260	5.3		247,825	4.4
Internet and Direct Marketing Retail	103,902	1.3		67,793	1.2
IT Services	370,506	4.7		270,772	4.8
Leisure Products	13,024	0.2		11,557	0.2
Life Sciences Tools & Services	115,161	1.4		72,065	1.3
Machinery	20,262	0.3		34,336	0.6
Marine	35,048	0.4		19,490	0.4
Media	13,915	0.2		6,351	0.1
Multiline Retail	43,402	0.5		45,113	0.8
Oil, Gas and Consumable Fuels	85,979	1.1		117,176	2.1
Paper and Forest Products	19,223	0.2		10,481	0.2
Personal Products	36,457	0.5		36,551	0.7
Pharmaceuticals	250,384	3.1		171,783	3.1
Professional Services	191,761	2.4		123,318	2.2
Real Estate Management and Development	208,309	2.6		131,488	2.4
Road and Rail	41,826	0.5		38,921	0.7
Software	2,092,953	26.3		1,462,611	26.2
Specialty Retail	473,440	5.9		313,197	5.6
Technology Hardware, Storage and Peripherals	7,013	0.1		23,546	0.4
Textiles, Apparel and Luxury Goods	44,569	0.6		44,256	0.8
Trading Companies and Distributors	55,285	0.7		38,403	0.7
Water Utilities	24,684	0.3		19,148	0.3
Total	$7,965,888	100.0%		$5,593,836	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024			As of September 30, 2023
Fair Value:
Aerospace and Defense	$37,288	0.5%		$25,557	0.5%
Airlines	8,547	0.1		917	0.0	*
Auto Components	45,566	0.6		39,648	0.7
Automobiles	388,200	4.9		270,598	4.9
Banks	2,034	0.0	*	—	—
Beverages	77,570	1.0		49,787	0.9
Biotechnology	754	0.0	*	1,315	0.0	*
Building Products	69,099	0.9		18,278	0.3
Capital Markets	2,547	0.0	*	—	—
Chemicals	106,609	1.4		75,851	1.4
Commercial Services and Supplies	182,830	2.3		159,232	2.9
Communications Equipment	16,430	0.2		11,358	0.2
Construction & Engineering	4,008	0.1		—	0.0
Containers and Packaging	105,715	1.3		45,597	0.8
Diversified Consumer Services	402,239	5.1		271,351	4.9
Diversified Financial Services	72,200	0.9		44,147	0.8
Diversified Telecommunication Services	2,225	0.0	*	1,612	0.0	*
Electrical Equipment	1,429	0.0	*	—	—
Electronic Equipment, Instruments and Components	34,510	0.4		24,967	0.5
Energy Equipment and Services	1,650	0.0	*	1,353	0.0	*
Food and Staples Retailing	43,680	0.6		56,675	1.0
Food Products	248,660	3.2		158,312	2.9
Healthcare Equipment and Supplies	242,319	3.1		132,677	2.4
Healthcare Providers and Services	539,793	6.9		451,795	8.2
Healthcare Technology	286,947	3.7		222,984	4.1
Hotels, Restaurants and Leisure	245,117	3.1		132,972	2.4
Household Durables	—	—		6,891	0.1
Household Products	7,079	0.1		5,217	0.1
Industrial Conglomerates	71,603	0.9		39,056	0.7
Insurance	419,983	5.3		246,424	4.5
Internet and Direct Marketing Retail	108,565	1.4		70,228	1.3
IT Services	362,114	4.6		260,877	4.7
Leisure Products	14,383	0.2		13,162	0.3
Life Sciences Tools & Services	114,175	1.5		72,077	1.3
Machinery	19,801	0.3		33,082	0.6
Marine	34,874	0.4		19,053	0.4
Media	13,685	0.2		6,179	0.1
Multiline Retail	42,780	0.5		45,138	0.8
Oil, Gas and Consumable Fuels	86,080	1.1		117,897	2.2
Paper and Forest Products	18,994	0.2		9,991	0.2
Personal Products	34,633	0.4		34,489	0.6
Pharmaceuticals	243,574	3.1		162,335	2.9
Professional Services	192,723	2.4		123,807	2.2
Real Estate Management and Development	205,668	2.6		128,483	2.3
Road and Rail	41,686	0.5		39,047	0.7
Software	2,068,581	26.3		1,455,863	26.4
Specialty Retail	469,811	6.0		308,126	5.6
Technology Hardware, Storage and Peripherals	6,518	0.1		23,350	0.4
Textiles, Apparel and Luxury Goods	44,781	0.6		43,696	0.8
Trading Companies and Distributors	52,674	0.7		36,734	0.7
Water Utilities	24,783	0.3		18,428	0.3
Total	$7,867,514	100.0%		$5,516,613	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.

Forward Currency Contracts

The outstanding forward currency contracts as of June 30, 2024 and September 30, 2023 were as follows:

As of June 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	$339	$—
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	813	—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,432	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	487	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	2,660	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	1,188	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	2,287	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	322	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	343	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	291	—
SMBC Capital Markets, Inc.	€9,300	EUR	$10,203	USD	9/30/2024	193	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,266	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,226	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,741	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	420	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	1,163	—
Macquarie Bank Limited	€7,900	EUR	$8,682	USD	2/5/2025	125	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	3,501	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	223	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,436	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	216	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(210)
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(96)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(394)
Macquarie Bank Limited	€16,100	EUR	$17,902	USD	7/30/2025	312	—
SMBC Capital Markets, Inc.	€22,000	EUR	$24,594	USD	1/20/2026	360	—
SMBC Capital Markets, Inc.	€23,750	EUR	$26,543	USD	1/20/2026	382	—
Macquarie Bank Limited	€3,900	EUR	$4,371	USD	1/30/2026	74	—
SMBC Capital Markets, Inc.	$7,400	CAD	$5,533	USD	2/2/2026	50	—
Macquarie Bank Limited	£21,900	GBP	$27,811	USD	2/2/2026	61	—
Macquarie Bank Limited	$26,100	AUD	$17,179	USD	2/5/2026	—	(293)
Macquarie Bank Limited	€35,000	EUR	$39,008	USD	2/5/2026	457	—
SMBC Capital Markets, Inc.	£21,900	GBP	$27,746	USD	2/5/2026	—	(10)
						$23,368	$(1,003)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2024 and September 30, 2023.

As of June 30, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$22,383	$(993)	$21,390	$—	$21,390
SMBC Capital Markets, Inc.	Foreign exchange	985	(10)	975	—	975
		$23,368	$(1,003)	$22,365		$22,365

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
The impact of derivative transactions not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Foreign exchange	$624	$2,021	$624	$3,192

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Foreign exchange	$2,972	$(5,431)	$1,589	$(22,326)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Forward currency contracts	$442,838	$204,449	$343,044	$233,538

Interest Rate Swaps

In connection with the 2028 Notes (as defined in Note 7), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 3.327% on the first $225,000 of the 2028 Notes and (ii) receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 2.835% on the second $225,000 of the 2028 Notes. The Company designated these interest rate swaps and the 2028 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 Notes.

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

As of June 30, 2024, the counterparty to the Company’s interest rate swap agreements was SMBC.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net gain/(loss) related to the fair value hedge was $(5,763) and $(2,991) for the three and nine months ended June 30, 2024, which is included in “Interest expense” in the Company’s Consolidated Statement of Operations. The Statement of Financial Condition impact of fair valuing the interest rate swaps as of June 30, 2024 is presented below:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement of Financial Condition Location of Amounts
Interest rate swap	$225,000	11/5/2028	$—	$2,440	Accounts payable and other liabilities
Interest rate swap	$225,000	11/5/2028	$2,083	$—	Accounts payable and other liabilities
Interest rate swap	$600,000	6/15/2029	$—	$13,386	Accounts payable and other liabilities

The table below presents the carrying value of the 2028 and 2029 Notes as of June 30, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

Description	Carrying Value	Hedging Adjustment
2028 Notes	$445,088	$(636)
2029 Notes	$583,629	$(10,116)

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2024 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and September 30, 2023:

As of June 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,341,979	$7,341,979
Equity investments(1)	93	—	525,442	525,535
Money market funds(1)(2)	372,879	—	—	372,879
Forward currency contracts	—	23,368	—	23,368
Interest rate swaps	—	2,083	—	2,083
Total assets, at fair value:	$372,972	$25,451	$7,867,421	$8,265,844
Liabilities, at fair value:
Forward currency contracts	$—	$(1,003)	$—	$(1,003)
Interest rate swaps	—	(15,827)	—	(15,827)
Total liabilities, at fair value:	$—	$(16,830)	$—	$(16,830)

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,219,183	$5,219,183
Equity investments(1)	100	—	297,330	297,430
Money market funds(1)(2)	72,822	—	—	72,822
Forward currency contracts	—	15,011	—	15,011
Total assets, at fair value:	$72,922	$15,011	$5,516,513	$5,604,446
Liabilities at fair value:
Forward currency contracts	$—	$(70)	$—	$(70)
Total liabilities, at fair value:	$—	$(70)	$—	$(70)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2024 was $(61,787) and $(37,732), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 and was $9,785 and $(293), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2024 and 2023:

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	(41,400)	5,803	(35,597)
Net translation of investments in foreign currencies	14,457	(2)	14,455
Realized gain (loss) on investments	(51,729)	2,224	(49,505)
Realized gain (loss) on translation of investments in foreign currencies	(6,831)	—	(6,831)
Fundings of (proceeds from) revolving loans, net	4,658	—	4,658
Fundings of investments	484,277	70,244	554,521
PIK interest and non-cash dividends	36,551	13,890	50,441
Proceeds from non-cash dividends	—	(47)	(47)
Proceeds from principal payments and sales of portfolio investments	(855,953)	(11,280)	(867,233)
Transfer in - GBDC 3 Merger	2,527,770	147,280	2,675,050
Accretion of discounts and amortization of premiums	10,996	—	10,996
Fair value, end of period	$7,341,979	$525,442	$7,867,421

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	11,678	(16,761)	(5,083)
Net translation of investments in foreign currencies	47,721	103	47,824
Realized gain (loss) on investments	(48,084)	1,529	(46,555)
Realized gain (loss) on translation of investments in foreign currencies	(1,402)	—	(1,402)
Funding of (proceeds from) revolving loans, net	2,449	—	2,449
Fundings of investments	556,489	27,244	583,733
PIK interest and non-cash dividends	27,660	10,767	38,427
Proceeds from principal payments and sales of portfolio investments	(534,196)	(16,647)	(550,843)
Accretion of discounts and amortization of premiums	9,994	—	9,994
Fair value, end of period	$5,240,846	$284,054	$5,524,900

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and September 30, 2023.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$567,375	Yield analysis	Market interest rate	7.5% - 15.5% (10.5%)
		Market comparable companies	EBITDA multiples	2.1x - 33.3x (12.9x)
One stop loans(3)(4)	$6,681,549	Yield analysis	Market interest rate	7.0% - 19.3% (10.8%)
		Market comparable companies	EBITDA multiples	2.8x - 39.0x (16.1x)
			Revenue multiples	1.0x - 18.4x (8.3x)
	52,785	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$40,270	Yield analysis	Market interest rate	9.3% - 15.8% (13.1%)
		Market comparable companies	EBITDA multiples	5.5x - 24.0x (16.4x)
Equity(5)	$525,442	Market comparable companies	EBITDA multiples	5.5x - 35.0x (16.5x)
			Revenue multiples	1.3x - 18.4x (10.4x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$15,120 of loans at fair value were valued using the market comparable companies approach only.
(3) $99,389 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $5,557,365 and $1,124,184 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)The Company valued $470,773 and $54,669 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2024 and September 30, 2023.

	As of June 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$4,337,697	$4,281,789	$3,133,332	$2,990,685

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of June 30, 2024, the Company’s asset coverage for borrowed amounts was 192.2%.

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

Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. For the three and nine months ended June 30, 2024, the Company had repayments on the 2018 Notes of $38,989 and $80,703, respectively. For each of the three and nine months ended June 30, 2023, the Company had repayments on the 2018 Notes of $4,820. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2024 and September 30, 2023, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of June 30, 2024 and September 30, 2023, there were 52 and 65 portfolio companies, respectively, with a total fair value of $425,279 and $555,699, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of June 30, 2024 based on the last interest rate reset was 5.3%.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$5,823	$6,947	$19,422	$19,207
Amortization of debt issuance costs	—	9	2	152
Total interest and other debt financing expenses	$5,823	$6,956	$19,424	$19,359
Cash paid for interest expense	$6,354	$6,577	$20,766	$17,246
Annualized average stated interest rate	7.4%	6.9%	7.4%	6.3%
Average outstanding balance	$316,992	$404,387	$350,454	$406,929
As of June 30, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$226,794	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate(1)	SOFR + 1.48%	SOFR + 2.10%	SOFR + 2.80%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.
GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the GCIC Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the June 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2024 and September 30, 2023, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. For the three and nine months ended June 30, 2024, the Company had repayments on the GCIC 2018 Notes of $87,299 and $133,510, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2023, the Company had repayments on the GCIC 2018 Notes of $8,628. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of June 30, 2024 and September 30, 2023, there were 67 and 87 portfolio companies, respectively, with a total fair value of $615,268 and $841,241, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of June 30, 2024 based on the last interest rate reset was 5.3%.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$6,734	$8,670	$23,410	$24,068
Accretion of discounts on notes issued	—	—	—	544
Amortization of debt issuance costs	—	—	—	21
Total interest and other debt financing expenses	$6,734	$8,670	$23,410	$24,633
Cash paid for interest expense	$7,928	$8,261	$25,531	$21,681
Annualized average stated interest rate	6.8%	6.4%	6.8%	5.9%
Average outstanding balance	$400,163	$539,674	$456,622	$544,225

As of June 30, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$323,517	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate(1)	SOFR + 1.48%	2.50%	SOFR + 2.25%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.

As part of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the GCIC Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of June 30, 2024, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

GBDC 3 2021 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $398,850 term debt securitization (the “GBDC 3 2021 Debt Securitization”). The GBDC 3 2021 Debt Securitization was originally completed on March 11, 2021. The notes offered in the GBDC 3 2021 Debt Securitization (the “GBDC 3 2021 Notes”) were issued by the GBDC 3 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The GBDC 3 2021 Notes offered in the GBDC 3 2021 Debt Securitization consist of $224,000 of AAA Class A GBDC 3 2021 Notes, which bear interest at the three-month SOFR plus 1.60%; $28,000 of AA Class B GBDC 3 2021 Notes, which bear interest at the three-month SOFR plus 1.85%; $36,000 of A Class C-1 GBDC 3 2021 Notes, which bear interest at the three-month SOFR plus 2.80%; $10,000 A Class C-2 GBDC 3 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D GBDC 3 2021 Notes, which were unfunded on the closing date of the GBDC 3 2021 Debt Securitization and which, if funded, will bear interest at the three-month SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D GBDC 3 2021 Notes, together with the Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes and the Class C-2 GBDC 3 2021 Notes are referred to as the “Secured GBDC 3 2021 Notes”); and approximately $100,850 of Subordinated GBDC 3 2021 Notes, which do not bear interest. The Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes, and the Class C-2 GBDC 3 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2021 Issuer indirectly retained all of the Class D GBDC 3 2021 Notes and Subordinated GBDC 3 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the June 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

Through April 15, 2025, all principal collections received on the underlying collateral may be used by the GBDC 3 2021 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2021 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2021 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2021 Debt Securitization. The Secured GBDC 3 2021 Notes are due on April 15, 2033. The Subordinated GBDC 3 2021 Notes are due in 2121.

As of June 30, 2024, there were 70 portfolio companies with total fair value of $381,641 securing the GBDC 3 2021 Notes. The pool of loans in the GBDC 3 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GBDC 3 2021 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month term SOFR in effect as of June 30, 2024 based on the last interest rate reset was 5.3%.

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$1,680	$1,680
Amortization of debt issuance costs	—	—
Total interest expense	$1,680	$1,680
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	7.4%	7.4%
Average outstanding balance	$91,692	$30,452

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 GBDC 3 2021 Notes were as follows:

Description	Class A GBDC 3 2021 Notes	Class B GBDC 3 2021 Notes	Class C-1 GBDC 3 2021 Notes	Class C-2 GBDC 3 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate(1)	SOFR + 1.60%	SOFR + 1.85%	SOFR + 2.80%	3.91%
(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.

GBDC 3 2022 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $401,750 asset-backed securitization (the “GBDC 3 2022 Debt Securitization”). The GBDC 3 2022 Debt Securitization was originally completed on January 25, 2022. The notes offered in the GBDC 3 2022 Debt Securitization were issued by the GBDC 3 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the GBDC 3 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured GBDC 3 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated GBDC 3 2022 Notes” and, together with the Secured GBDC 3 2022 Notes, the “GBDC 3 2022 Notes”). The Secured GBDC 3 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2022 Issuer indirectly retained all of the Subordinated GBDC 3 2022 Notes, and the Subordinated GBDC 3 2022 Notes were eliminated in consolidation. The Secured GBDC 3 2022 Notes are included in the June 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

Through January 25, 2024, the GBDC 3 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2022 Issuer, in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GBDC 3 2022 Debt Securitization. For each of the three and nine months ended June 30, 2024, there were repayments on the GBDC 3 2022 Notes of $413. The Secured GBDC 3 2022 Notes are due on January 18, 2030. The Subordinated GBDC 3 2022 Notes are due on January 25, 2122.

As of June 30, 2024, there were 56 portfolio companies with a total fair value of $383,300 securing the GBDC 3 2022 Debt Securitization. The pool of loans in the GBDC 3 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GBDC 3 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of June 30, 2024 based on the last interest rate reset was 5.3%.

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$1,437	$1,437
Amortization of debt issuance costs	—	—
Total interest expense	$1,437	$1,437
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	7.5%	7.5%
Average outstanding balance	$77,411	$25,710

As of June 30, 2024, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the GBDC 3 2022 Debt Securitization was as follows:

Description	Secured GBDC 3 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$251,587
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

GBDC 3 2022-2 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $386,600 term debt securitization (the “GBDC 3 2022-2 Debt Securitization”). The GBDC 3 2022-2 Debt Securitization was originally completed on December 14, 2022. The notes offered in the GBDC 3 2022-2 Debt Securitization (the “GBDC 3 2022-2 Notes”) were issued by the GBDC 3 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The GBDC 3 2022-2 Notes offered in the GBDC 3 2022-2 Debt Securitization consist of $140,000 of AAA Class A GBDC 3 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B GBDC 3 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B GBDC 3 2022-2 Notes” and, together with the Class A GBDC 3 2022-2 Notes, the “Secured GBDC 3 2022-2 Notes”); $85,000 of AAA Class A GBDC 3 Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A GBDC 3 2022-2 Loans” and, together with the Secured GBDC 3 2022-2 Notes, the “Secured GBDC 3 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated GBDC 3 2022-2 Notes”), which do not bear interest. The GBDC 3 2022-2 Issuer indirectly retained all of the Class B GBDC 3 2022-2 Notes and Subordinated GBDC 3 2022-2 Notes which were eliminated in consolidation. The Class A GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans are included in the June 30, 2024 Consolidated Statement of Financial Condition as debt of the Company.

Through January 18, 2026, all principal collections received on the underlying collateral may be used by the GBDC 3 2022-2 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2022-2 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2022-2 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2022-2 Debt Securitization. The Secured GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans are due on January 18, 2034. The Subordinated GBDC 3 2022-2 Notes are due on December 14, 2122.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2024, there were 72 portfolio companies with a total fair value of $372,528 securing the GBDC 3 2022-2 Debt Securitization. The pool of loans in the GBDC 3 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GBDC 3 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of June 30, 2024 based on the last interest rate reset was 5.3%.

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$1,387	$1,387
Amortization of debt issuance costs	—	—
Total interest expense	$1,387	$1,387
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	8.1%	8.1%
Average outstanding balance	$69,231	$22,993

As of June 30, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans were as follows:

Description	Class A GBDC 3 2022-2 Notes	Class A GBDC 3 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

The Investment Adviser serves as collateral manager to the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer for rendering such collateral management services.

DB Credit Facility: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company and GBDC 3 Funding, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The DB Credit Facility was originally entered into on September 10, 2019 (the “DB Credit Facility Effective Date”). The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through April 10, 2025. As of June 30, 2024, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of April 10, 2028.

As of June 30, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.30% per annum during the Revolving Period and 2.80% after the Revolving Period. The base rate under the DB Credit Facility is (i) the three-month Canadian Overnight Repo Rate Average (“CORRA”) plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling, the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (v) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vi) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (vii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (viii) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (ix) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

The DB Credit Facility is secured by all of the assets held by GBDC 3 Funding. GBDC 3 Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GBDC 3 Funding through a purchase and sale agreement and causes GBDC 3 Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of June 30, 2024, the Company had outstanding debt under the DB Credit Facility of $565,778.

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$3,076	$3,076
Facility fees	154	154
Amortization of debt issuance costs	—	—
Total interest and other debt financing expenses	$3,230	$3,230
Cash paid for interest expense and facility fees	$—	$—
Annualized average stated interest rate¹	7.6%	7.6%
Average outstanding balance	$163,225	$54,210
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of June 30, 2024, allowed the Company to borrow up to $1,487,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on June 7, 2024, the Company amended the JPM Credit Facility to, among other things, extend the maturity date to March 17, 2028, decrease the adjustment to term SOFR for loans using such rate to 0.10%, increase the accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $512,500 of additional commitments and update the applicable reference rate with respect to borrowings denominated in Canadian Dollars with CORRA.

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
Borrowings under the JPM Credit Facility bear interest at the applicable base rate plus a margin of either 1.75% or 1.875%, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars, (ii) SONIA with respect to any advances denominated in U.K. pound sterling, (iii) one-month EURIBOR with respect to any advances denominated in euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars, and (v) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Effective September 13, 2022, interest under the JPM Facility for loans denominated in SOFR were converted to reference a benchmark rate of term SOFR plus an adjustment of an amount ranging between 0.11448% and 0.42826% (subject to applicable tenor). Effective March 17, 2023, the adjustment to term SOFR was reduced to 0.10%.
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

As of June 30, 2024 and September 30, 2023, the Company had outstanding debt of $333,718 and $784,374, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$3,423	$11,195	$15,898	$29,463
Facility fees	1,125	1,005	3,358	2,145
Amortization of debt issuance costs	848	836	2,491	1,948
Total interest and other debt financing expenses	$5,396	$13,036	$21,747	$33,556
Cash paid for interest expense and facility fees	$4,083	$11,704	$18,818	$31,491
Annualized average stated interest rate¹	7.1%	6.4%	7.1%	5.9%
Average outstanding balance	$194,775	$703,448	$300,911	$670,564
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. On April 8, 2024, the Company redeemed $500,000 in aggregate principal amount of the 2024 Notes. The 2024 Notes were redeemed at 100% of the principal amount, plus the accrued and unpaid interest thereon. As of September 30, 2023, the outstanding aggregate principal amount of the 2024 Notes was $500,000. The 2024 Notes bore interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021.

The 2024 Notes were the Company’s general unsecured obligations that ranked senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$328	$4,219	$8,766	$12,657
Accretion of discounts and amortization of premiums on notes issued	(53)	(345)	(747)	(1,035)
Amortization of debt issuance costs	84	495	1,204	1,485
Total interest and other debt financing expenses	$359	$4,369	$9,223	$13,107
Cash paid for interest expense	$8,109	$8,438	$16,547	$16,876
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$38,462	$500,000	$346,715	$500,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both June 30, 2024 and September 30, 2023, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$3,750	$3,750	$11,250	$11,250
Accretion of discounts on notes issued	132	132	398	397
Amortization of debt issuance costs	420	372	1,269	1,117
Total interest and other debt financing expenses	$4,302	$4,254	$12,917	$12,764
Cash paid for interest expense	$—	$—	$7,500	$7,500
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$600,000

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both June 30, 2024 and September 30, 2023, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$1,794	$1,794	$5,382	$5,382
Accretion of discounts on notes issued	182	183	549	548
Amortization of debt issuance costs	231	225	698	639
Total interest and other debt financing expenses	$2,207	$2,202	$6,629	$6,569
Cash paid for interest expense	$—	$—	$3,588	$3,587
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000

2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of June 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.

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

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$7,931	$18,153
Net contractual interest rate swap expense	1,279	2,368
Net (gain)/loss related to the fair value hedge	3,906	(279)
Accretion of discounts on notes issued	241	552
Amortization of debt issuance costs	299	661
Total interest and other debt financing expenses	$13,656	$21,455
Cash paid for interest expense	$12,944	$17,873
Annualized average interest rate swap and stated interest rate	8.2%	8.0%
Average outstanding balance	$450,000	$343,248

2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of June 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $600,000. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.

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

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$9,000	$15,000
Net contractual interest rate swap expense	2,405	3,923
Net (gain)/loss related to the fair value hedge	1,857	3,270
Accretion of discounts on notes issued	309	513
Amortization of debt issuance costs	333	543
Total interest and other debt financing expenses	$13,904	$23,249
Cash paid for interest expense	$—	$—
Annualized average interest rate swap and stated interest rate	7.6%	7.6%
Average outstanding balance	$600,000	$330,657

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2024 and September 30, 2023, the Company was permitted to borrow up to $200,000 and $100,000, respectively, and which had a maturity date of June 15, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2024 was 5.0%. On June 11, 2024, the Company amended the revolving loan agreement to increase the borrowing capacity under the Adviser Revolver from $100,000 to $200,000. As of both June 30, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	—%	—%	—%	—%
Average outstanding balance	$—	$—	$—	$—

For the three and nine months ended June 30, 2024, the average total debt outstanding was $3,351,951 and $3,211,972, respectively. For the three and nine months ended June 30, 2023, the average total debt outstanding was $3,097,509 and $3,071,718, respectively.

For the three and nine months ended June 30, 2024, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 6.5% and 5.9%, respectively. For the three and nine months ended June 30, 2023, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 5.1% and 4.8%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of June 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$307,994	$—	$—	$—	$307,994
GCIC 2018 Debt Securitization	380,017	—	—	—	380,017
GBDC 3 2021 Debt Securitization(1)	297,950	—	—	—	297,950
GBDC 3 2022 Debt Securitization	251,587	—	—	—	251,587
GBDC 3 2022-2 Debt Securitization	225,000	—	—	—	225,000
DB Credit Facility	565,778	—	—	565,778	—
JPM Credit Facility	333,718	—	—	333,718	—
2026 Notes(2)	598,860	—	598,860	—	—
2027 Notes(2)	348,076	—	348,076	—	—
2028 Notes(2)(3)	445,088	—	—	445,088	—
2029 Notes(2)(3)	583,629	—	—	—	583,629
Total borrowings	$4,337,697	$—	$946,936	$1,344,584	$2,046,177

(1) Includes $50 of discount recognized on the assumption of the GBDC 3 2021 Debt Securitization in the GBDC 3 Merger.
(2) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(3) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $414,307, including $89,664 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $189,378, including $39,650 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2024	2023
Net asset value at beginning of period	15.02	14.89
Net increase (decrease) in net assets as a result of issuance of shares(2)	0.51	—
Net increase in net assets as a result of repurchases of shares	—	0.01
Distributions declared:
From net investment income - after tax	(1.40)	(0.99)
Net investment income - after tax	1.46	1.21
Net realized gain (loss) on investment transactions	(0.28)	(0.26)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.01	(0.03)
Net asset value at end of period	$15.32	$14.83
Per share market value at end of period	$15.71	$13.50
Total return based on market value(4)	17.41%	17.00%
Number of common shares outstanding	264,609,056	169,599,992

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	12.92%	10.89%
Ratio of total expenses to average net assets*(5)	11.92%	11.60%
Ratio of incentive fee waiver to average net assets	(0.72)%	—%
Ratio of incentive fees to average net assets(5)	2.07%	2.09%
Ratio of income and excise taxes to average net assets(5)	0.04%	0.10%
Ratio of net expenses (without incentive fees) to average net assets*(5)	9.85%	9.51%
Total return based on average net asset value(6)	6.57%	6.22%
Total return based on average net asset value - annualized(6)	8.78%	8.32%
Net assets at end of period	$4,053,643	$2,515,918
Average debt outstanding	$3,211,972	$3,071,718
Average debt outstanding per share	$12.14	$18.11
Portfolio Turnover*	13.11%	13.39%
Asset coverage ratio(7)	192.15%	178.74%
Asset coverage ratio per unit(8)	$1,922	$1,787
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
GBDC 3 2021 Debt Securitization	N/A	N/A
GBDC 3 2022 Debt Securitization	N/A	N/A
GBDC 3 2022-2 Debt Securitization	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	N/A	$965
2026 Notes	$909	$863
2027 Notes	$882	$830
2028 Notes	$1,027	N/A
2029 Notes	$980	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods less than one year, unless otherwise noted.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Net increase in net assets as a result of issuance of shares pursuant to the GBDC 3 Merger.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Earnings available to stockholders	$9,252	$72,983	$178,586	$157,067
Basic and diluted weighted average shares outstanding	199,969,889	169,980,131	180,047,668	170,570,633
Basic and diluted earnings per share	$0.05	$0.43	$0.99	$0.92

Note 11. Common Stock Transactions

On August 2, 2024, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2024, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of June 30, 2024, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of the Company’s common stock pursuant to the Program at an average price of $12.96 per share for an aggregate purchase price of approximately $16,861. There were no repurchases under the Program for the three and nine months ended June 30, 2024. For the three and nine months ended June 30, 2023, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353
April 1 - 30, 2023	56,130	$13.03	731	139,622
May 1 - 31, 2023	188,210	$12.95	2,438	137,184
June 1 - 30, 2023	299,794	$13.26	3,975	133,209
Total	1,295,678	$12.96	$16,791	$150,000*
*The Program was reapproved on August 3, 2023 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. No additional shares have been purchased since the re-approval.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the nine months ended June 30, 2024(1)
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
02/02/2024	02/15/2024	03/15/2024	$0.07	$9,906	134,135	$2,035
01/16/2024	03/01/2024	03/29/2024	$0.39	$53,930	797,377	$12,599
04/19/2024	05/02/2024	06/21/2024	$0.39	$55,368	762,152	$11,524
05/03/2024	05/16/2024	06/14/2024	$0.06	$8,572	113,668	$1,718
06/02/2024	06/13/2024	06/27/2024	$0.05	$11,661	100,621	$1,520
For the nine months ended June 30, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(2)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(3)
05/05/2023	06/02/2023	06/29/2023	$0.33	$44,518	—	$11,548	(4)

(1)Supplemental distributions of $0.05 per share will be payable on each September 13, 2024 and December 13, 2024 to shareholders of record as of August 16, 2024 and November 29, 2024, respectively. Cash Distribution amount, DRIP Shares Issued and DRIP Shares Value for the dividends payable will be determined on the respective record dates.
(2)In accordance with the Company's DRIP, 689,422 shares of the Company's stock were purchased in the open market at an average price of $13.27 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company's DRIP, 959,844 shares of the Company's stock were purchased in the open market at an average price of $13.39 and were allocated to stockholders of the Company participating in DRIP.
(4)In accordance with the Company's DRIP, 854,808 shares of the Company's stock were purchased in the open market at an average price of $13.51 and were allocated to stockholders of the Company participating in DRIP.
Note 13. Acquisition of Golub Capital BDC 3, Inc.

On June 3, 2024, the Company completed its previously announced acquisition of GBDC 3. In accordance with the terms of the GBDC 3 Merger Agreement, at the effective time of the GBDC 3 Merger, each outstanding share of GBDC 3 common stock was converted into the right to receive 0.9138 shares of common stock, par value $0.001 per share of the Company (with GBDC 3 stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the GBDC 3 Merger, the Company issued an aggregate of 92,115,308 shares of its common stock to former GBDC 3 stockholders.

The GBDC 3 Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805. The fair value of the merger consideration paid and transaction costs incurred to complete the GBDC 3 Merger by the Company was allocated to the assets acquired and liabilities assumed, based on their relative fair values as of the date of acquisition and did not give rise to goodwill. The excess of merger consideration paid over the fair value of net assets acquired is considered the purchase premium. Immediately following the acquisition of GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GBDC 3 assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income with a corresponding reversal of the unrealized depreciation on the GBDC 3 loans acquired through their ultimate disposition. The purchase premium allocated to investments in equity securities, will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the GBDC 3 equity securities acquired and disposition of such equity securities at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation upon disposition of the GBDC 3 equity securities acquired.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the GBDC 3 investments for tax purposes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the GBDC 3 Merger:

Common stock issued by the Company(1)	$1,526,351
Transaction costs	3,867
Total purchase price	$1,530,218
Assets acquired:
Investments, at fair value (amortized cost of $2,675,051)	$2,623,381
Cash and cash equivalents(2)	53,885
Interest receivable	32,204
Other assets	15,409
Total assets acquired	$2,724,879
Liabilities assumed:
Debt	1,211,174
Other liabilities(3)	35,156
Total liabilities assumed	1,246,330
Net assets acquired	1,478,549
Total purchase premium	$51,669

(1)Based on the most recent market price at closing of $16.57 and the 92,115,308 shares of common stock issued by the Company in conjunction with the GBDC 3 Merger.
(2)Includes $46,067 of restricted cash and cash equivalents, $373 of foreign restricted cash and cash equivalents and $1,064 of foreign cash and cash equivalents.
(3)Includes $4,651 of management fees and $4,271 of incentive fees accrued by GBDC 3 through the closing date of the GBDC 3 Merger pursuant to an investment advisory agreement between GBDC 3 and the Investment Adviser, which was terminated upon the closing of the GBDC 3 Merger. The payable for these fees was assumed by the Company and paid by the Company to the Investment Adviser in July 2024.

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

On August 2, 2024, the Company’s Board declared a quarterly distribution of $0.39 per share payable on September 27, 2024 to holders of record as of August 30, 2024 and a supplemental distribution of $0.05 per share payable on September 13, 2024 to holders of record as of August 16, 2024.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of April 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in June 2024. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of June 30, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of June 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$567,375	7.2%	$503,985	9.1%
One stop	6,734,334	85.6	4,678,099	84.8
Second lien	13,298	0.2	29,154	0.5
Subordinated debt	26,972	0.3	7,945	0.2
Equity	525,535	6.7	297,430	5.4
Total	$7,867,514	100.0%	$5,516,613	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2024 and September 30, 2023, one stop loans included $1,124.2 million and $782.6 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2024 and September 30, 2023, we had debt and equity investments in 380 and 342 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	For the three months ended		For the nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average income yield (1)(3)*	12.0%	12.4%	12.3%	10.9%
Weighted average investment income yield (2)*	12.3%	12.8%	12.8%	11.3%
Total return based on average net asset value excluding the one-time write-down of the GBDC 3 purchase premium (4)*	8.1%	14.7%	11.3%	8.3%
Total return based on average net asset value (5)*	1.2%	14.7%	8.8%	8.3%
Total return based on market value (6)*	(3.9)%	13.3%	17.4%	17.0%

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
(3)The income yield presented for the three months ended June 30, 2024 excludes the one-time reversal of $2.5 million of previously recognized interest income resulting from loans that were restructured or placed on non-accrual status, which is included in the calculation of the investment income yield for the quarter ended June 30, 2024. The income yield was 11.8% for the quarter ended June 30, 2024, when including the $2.5 million reversal of previously recognized interest income.
(4)During the three and nine months ended June 30, 2024, we recognized a $51.7 million net change in unrealized depreciation on investments due to the one-time write-down of the purchase premium allocated to former GBDC 3 investments acquired in the GBDC 3 Merger.
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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 1 LLC, or the GBDC 3 2021 Issuer, under a collateral management agreement, or the 2021 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the GBDC 3 2022 Issuer, under a collateral management agreement, or the 2022-2 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date. GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 2 LLC, or the GBDC 3 2022-2 Issuer, under a collateral management agreement, or the 2022-2 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022-2 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022-2 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Collateral management fees are paid directly by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer and GBDC 3 2022-2 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GCIC 2018 Issuer as part of our acquisition of Golub Capital Investment Corporation, a Maryland corporation, or GCIC, on September 6, 2019, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GBDC 3 2021 Issuer and GBDC 3 2022 Issuer as a part of our acquisition of Golub Capital BDC 3, Inc., or GBDC 3, on June 3, 2024, the GBDC 3 2021 Issuer and GBDC 3 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the GBDC 3 2021 Debt Securitization and the GBDC 3 2022 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GBDC 3 2022-2 Issuer as a part of our acquisition of GBDC 3 on June 3, 2024, the GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer and GBDC 3 2022-2 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization and the GBDC 3 2022-2 Debt Securitization and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

GBDC 3 Acquisition

On June 3, 2024, we completed our acquisition of GBDC 3, pursuant to the GBDC 3 Merger Agreement. Pursuant to the GBDC 3 Merger Agreement, and, immediately following the Initial GBDC 3 Merger, GBDC 3 was then merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the GBDC 3 Merger, GBDC 3’s separate existence ceased.

In accordance with the terms of the GBDC 3 Merger Agreement, at the effective time of the GBDC 3 Merger, each outstanding share of GBDC 3’s common stock was converted into the right to receive 0.9138 shares of our common stock (with GBDC 3’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the GBDC 3 Merger, we issued issue an aggregate of 92,115,308 shares of our common stock to former stockholders of GBDC 3.

Upon the consummation of the GBDC 3 Merger, we entered into the Investment Advisory Agreement, with GC Advisors, which replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 (the “Prior Investment Advisory Agreement”).

Recent Developments

On August 2, 2024, the Company’s Board declared a quarterly distribution of $0.39 per share payable on September 27, 2024 to holders of record as of August 30, 2024 and a supplemental distribution of $0.05 per share payable on September 13, 2024 to holders of record as of August 16, 2024.

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

Consolidated operating results for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs March 31, 2024	June 30, 2024	June 30, 2023	2024 vs. 2023
	(In thousands)
Interest income	$151,148	$143,784	$7,364	$439,438	$387,327	$52,111
Payment-in-kind interest income	10,177	11,829	(1,652)	33,805	27,270	6,535
Accretion of discounts and amortization of premiums	6,632	4,556	2,076	16,489	15,351	1,138
Acquisition purchase premium amortization	(3,086)	(779)	(2,307)	(5,493)	(5,357)	(136)
Non-cash dividend income	5,287	4,352	935	13,890	10,767	3,123
Dividend income	418	13	405	555	1,330	(775)
Fee income	695	475	220	1,587	1,862	(275)
Total investment income	171,271	164,230	7,041	500,271	438,550	61,721
Total net expenses	78,424	77,127	1,297	236,286	230,471	5,815
Net investment income before taxes	92,847	87,103	5,744	263,985	208,079	55,906
Income and excise taxes	125	570	(445)	1,195	2,432	(1,237)
Net investment income after taxes	92,722	86,533	6,189	262,790	205,647	57,143
Net realized gain (loss) on investment transactions excluding purchase premium	(37,235)	(13,818)	(23,417)	(49,951)	(43,096)	(6,855)
Net realized gain (loss) on investment transactions due to purchase premium	(484)	—	(484)	(490)	(295)	(195)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	2,158	19,714	(17,556)	11,406	(11,210)	22,616
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	3,571	779	2,792	5,984	5,652	332
Unrealized (depreciation) from the write-down of the GBDC 3 purchase premium	(51,670)	—	(51,670)	(51,670)	—	(51,670)
Net gain (loss) on investment transactions	(83,660)	6,675	(90,335)	(84,721)	(48,949)	(35,772)
(Provision) benefit for taxes on realized gain on investments	—	—	—	—	(207)	207
(Provision) benefit for taxes on unrealized appreciation on investments	190	350	(160)	517	576	(59)
Net increase (decrease) in net assets resulting from operations	$9,252	$93,558	$(84,306)	$178,586	$157,067	$21,519
Average earning debt investments, at fair value	$5,538,937	$5,054,115	$484,822	$5,137,959	$5,106,515	$31,444
Average earning preferred equity investments, at fair value	$164,677	$137,555	$27,122	$146,514	$115,376	$31,138

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

On September 16, 2019, and June 3, 2024, we completed our acquisitions of GCIC and GBDC 3, respectively. Each acquisition was accounted for under the asset acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805-50, Business Combinations — Related Issues. Under asset acquisition accounting, where the consideration paid to GCIC and GBDC 3’s stockholders exceeded the relative fair values of the assets acquired and liabilities assumed, the premium paid by us was allocated to the cost of the GCIC and GBDC 3 investments acquired by us pro-rata based on their relative fair value. Immediately following each acquisition of GCIC and GBDC 3, we recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired was immediately recognized as unrealized depreciation on our Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income with a corresponding reversal of the unrealized depreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and GBDC 3 and disposition of such equity securities at fair value, we will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired.

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

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
	(In thousands)
Net investment income after taxes	$92,722	$86,533	$262,790	$205,647
Add: Acquisition purchase premium amortization	3,086	779	5,493	5,357
Adjusted Net Investment Income	$95,808	$87,312	$268,283	$211,004

Net gain (loss) on investment transactions	$(83,660)	$6,675	$(84,721)	$(48,949)
Add: Realized loss on investment transactions due to purchase premium	484	—	490	295
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(3,571)	(779)	(5,984)	(5,652)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	51,670	—	51,670	—
Adjusted Net Realized and Unrealized Gain/(Loss)	$(35,077)	$5,896	$(38,545)	$(54,306)

Net increase (decrease) in net assets resulting from operations	$9,252	$93,558	$178,586	$157,067
Add: Acquisition purchase premium amortization	3,086	779	5,493	5,357
Add: Realized loss on investment transactions due to purchase premium	484	—	490	295
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(3,571)	(779)	(5,984)	(5,652)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	51,670	—	51,670	—
Adjusted Net Income	$60,921	$93,558	$230,255	$157,067

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

Investment Income

Investment income increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $7.0 million, primarily due an increase in interest income as a result of an increase in the average earning debt investments balance of $484.8 million from our acquisition of GBDC 3. The increase in interest income resulting from the increase in the average earning debt investments was partially offset by the reversal of $2.5 million of previously recognized interest income and payment-in-kind (“PIK”) interest income resulting from loans that were restructured or placed on non-accrual status during the three months ended June 30, 2024 and, to a lesser extent, a decrease of interest earned on cash to $3.1 million during the three months ended June 30, 2024 from $4.8 million during the three months ended March 31, 2024.

Investment income increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 by $61.7 million, primarily due to an increase in interest and PIK interest income due to rising interest base rates coupled with an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023 are as follows:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Senior secured	11.4%	11.6%	11.8%	10.3%
One stop	11.5%	12.0%	12.1%	10.9%
Second lien	13.2%	14.3%	14.2%	13.3%
Subordinated debt	14.3%	24.0%	15.6%	14.5%

Income yields on senior secured loans and one stop loans decreased for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, primarily due to interest rate spread compression on new investments and amendments to existing loans. Income yields on senior secured and one stop loans increased for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.2% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.81% and 0.80%, respectively.

As of June 30, 2024, we have second lien investments in four portfolio companies and subordinated debt investments in six portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The income yield for subordinated debt loans decreased for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 due to the one-time recognition of $0.2 million of previously deferred interest income resulting from the change in accrual status of a former non-accrual loan during the three months ended March 31, 2024. The income yield for subordinated debt loans was 15.2% for the three months ended March 31, 2024 when excluding the $0.2 million of previously deferred interest income.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs March 31, 2024	June 30, 2024	June 30, 2023	2024 vs. 2023
	(In thousands)
Interest and other debt financing expenses	$57,902	$41,579	$16,323	$138,932	$104,626	$34,306
Amortization of debt issuance costs	2,214	2,546	(332)	6,869	5,362	1,507
Base management fee	14,362	13,662	700	41,980	56,747	(14,767)
Income Incentive fee, net of waiver	—	15,469	(15,469)	36,754	52,844	(16,090)
Professional fees	1,486	1,342	144	4,136	3,753	383
Administrative service fee	2,090	2,145	(55)	6,480	6,182	298
General and administrative expenses	370	384	(14)	1,135	957	178
Net expenses	$78,424	$77,127	$1,297	$236,286	$230,471	$5,815
Average debt outstanding	$3,351,951	$3,229,603	$122,348	$3,211,972	$3,071,718	$140,254

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $16.0 million, primarily due to (i) $5.8 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended June 30, 2024 compared to $2.4 million of unrealized gains related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended March 31, 2024, (ii) increased interest expense incurred on the 2029 Notes that were outstanding for the full three months ended June 30, 2024, and (iii) in an increase in average debt outstanding of $122.3 million primarily due to the assumption of GBDC 3’s debt facilities. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 by $35.8 million, primarily due to (i) the issuance of the 2028 Notes and 2029 Notes, (ii) rising interest base rates on borrowings from our floating rate debt facilities, (iii) an increase in average debt outstanding of $140.3 million primarily due to the assumption of GBDC 3’s debt facilities and (iv) $3.5 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes. For more information about our outstanding borrowings for the three and nine months ended June 30, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt was 6.5%, 5.5%, 5.9% and 4.8%, respectively.

The effective annualized average interest rate increased for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 primarily due to the April 8, 2024 redemption of the 2024 Notes that bore interest at a rate of 3.375%, the 2029 Notes outstanding for the full three months ended June 30, 2024 and, to a lesser extent, the assumption of GBDC 3’s credit facilities. The effective annualized average interest rate increased for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 primarily due to the 2028 Notes and 2029 Notes issuances,, the redemption of the 2024 Notes that bore interest at a rate of 3.375% and rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to an increase in average adjusted gross assets as a result of our acquisition of GBDC 3.

The base management fee decreased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to the base management fee rate reduction to 1.0% from 1.375% effective July 1, 2023 under the Prior Investment Advisory Agreement, as compared to the Investment Advisory Agreement in place prior to July 1, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee decreased by $15.5 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to a $14.4 million income incentive fee waiver unilaterally provided by GC Advisors to waive 100% of Income Incentive Fees during the three months ended June 30, 2024, which was in addition to the permanent reduction of the income incentive fee and capital gain incentive fee rate from 20% to 15% upon the close of the GBDC 3 Merger. GC Advisors unilaterally provided a $5.2 million income incentive fee waiver during the three months ended March 31, 2024 to waive incentive fees in excess of 15% in support of the GBDC 3 Merger for periods during the pendency of the closing of the GBDC 3 Merger (the “GBDC 3 Merger Waiver”).

The Income Incentive Fee decreased by $16.1 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily as a result of $19.6 million in aggregate waivers of Income Incentive Fees during the nine months ended June 30, 2024 that offset an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in non-cash dividend income during fiscal year 2024. For each of the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income, net of the GBDC 3 Merger Waiver for the three months ended March 31, 2024 and 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.

As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of June 30, 2024 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to an increase in professional fees.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.9 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024, primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023 were $5.7 million, $2.0 million, $9.8 million and $7.2 million, respectively.

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $3.2 million and $2.0 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs March 31, 2024	June 30, 2024	June 30, 2023	2024 vs. 2023
	(in thousands)			(In thousands)
Net realized gain (loss) from investments	$(32,137)	$(18,277)	$(13,860)	$(49,505)	$(46,555)	$(2,950)
Net realized gain (loss) from foreign currency transactions	(6,206)	4,459	(10,665)	(1,560)	(28)	(1,532)
Net realized gain (loss) from forward currency contracts	624	—	624	624	3,192	(2,568)
Net realized gain (loss) on investment transactions	$(37,719)	$(13,818)	$(23,901)	$(50,441)	$(43,391)	$(7,050)
Unrealized appreciation from investments	$28,341	$46,457	$(18,116)	$54,076	$82,581	$(28,505)
Unrealized (depreciation) from investments	(29,293)	(20,140)	(9,153)	(38,015)	(87,670)	49,655
Unrealized loss from write-down of the GBDC 3 purchase premium	(51,670)	—	(51,670)	(51,670)	—	(51,670)
Unrealized appreciation (depreciation) from forward currency contracts	2,972	4,332	(1,360)	1,589	(22,326)	23,915
Unrealized appreciation (depreciation) on foreign currency translation	3,709	(10,156)	13,865	(260)	21,857	(22,117)
Net change in unrealized appreciation (depreciation) on investment transactions	$(45,941)	$20,493	$(66,434)	$(34,280)	$(5,558)	$(28,722)
During the three months ended June 30, 2024, we had a net realized loss of $37.7 million, primarily attributable to the realized loss recognized on the restructure of equity and debt investments of a portfolio company that was partially offset by $3.6 million of realized gains recognized on the sale of three equity investments. During the three months ended March 31, 2024, we had a net realized loss of $13.8 million, primarily attributable to the realized loss recognized on the disposition of equity and debt investments of a portfolio company that were partially offset by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain on the sale of an equity investment.

During the nine months ended June 30, 2024, we had a net realized loss of $50.4 million, primarily attributable to realized losses recognized on (i) the restructure of equity and debt investments of a portfolio company during the three months ended June 30, 2024 and (ii) the disposition of equity and debt investments of a portfolio company during the three months ended March 31, 2024 that were partially offset by realized gains recognized on the sale of equity investments in multiple portfolio companies throughout the nine months ended June 30, 2024. During the nine months ended June 30, 2023, we had a net realized loss of $43.4 million primarily attributable to the realized loss recognized on the restructuring of debt investments of multiple portfolio companies and the disposition of equity and debt investments of multiple portfolio company investments that were partially offset by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of a forward currency contract.

For the three months ended June 30, 2024, we had $28.3 million in unrealized appreciation on 111 portfolio company investments, which was offset by $29.3 million in unrealized depreciation on 293 portfolio company investments. For the three months ended March 31, 2024, we had $46.5 million in unrealized appreciation on 209 portfolio company investments, which was offset by $20.1 million in unrealized depreciation on 174 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2024 primarily resulted from the reversal of unrealized depreciation on the restructuring of portfolio company investments and unrealized appreciation on equity investments due to improved performance of certain portfolio companies. Unrealized appreciation for the three months ended March 31, 2024 primarily resulted from strong credit performance in our portfolio and the reversal of unrealized depreciation on the disposition of equity and debt investments of a portfolio company. Unrealized depreciation for the three months ended June 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to or previously on non-accrual status as well as certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the three months ended March 31, 2024 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies.

For the nine months ended June 30, 2024, we had $54.1 million in unrealized appreciation on 165 portfolio company investments, which was offset by $38.0 million in unrealized depreciation on 239 portfolio company investments. For the nine months ended June 30, 2023, we had $82.6 million in unrealized appreciation on 173 portfolio company investments, which was offset by $87.7 million in unrealized depreciation on 183 portfolio company investments.

Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from the reversal of unrealized depreciation on the disposition or restructuring of portfolio company investments, improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the 2024 fiscal year. Unrealized appreciation for the nine months ended June 30, 2023 primarily resulted from the reversal of unrealized depreciation on the sale, restructuring or disposition of portfolio company investments, loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to or on non-accrual status as well as certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies.

During the three and nine months ended June 30, 2024, we recognized a $51.7 million net change in unrealized depreciation on investments due to a one-time purchase premium write-down in connection to the GBDC 3 Merger.

Liquidity and Capital Resources

For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $326.0 million. During the period, cash provided by operating activities was $543.9 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $867.2 million and net investment income after tax of $262.8 million, offset by fundings of portfolio investments of $554.5 million. Lastly, cash used in financing activities was $217.9 million, primarily driven by borrowings on debt of $1,966.6 million, offset by repayments of debt of $1,971.9 million and distributions paid of $199.2 million.

For the nine months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $9.6 million. During the period, cash provided by operating activities was $131.2 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $550.8 million and net investment income after excise tax of $205.6 million, offset by fundings of portfolio investments of $583.8 million. Lastly, cash used by financing activities was $140.9 million, primarily driven by repayments of debt of $463.8 million, distributions paid of $135.3 million and purchases of common stock under the DRIP of $33.5 million, offset by borrowings on debt of $513.9 million.

As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents of $141.2 million and $65.6 million, respectively. In addition, we had foreign currencies of $6.3 million and $4.2 million as of June 30, 2024 and September 30, 2023, respectively, restricted cash and cash equivalents of $316.5 million and $70.4 million as of June 30, 2024 and September 30, 2023, respectively, and restricted foreign currencies of $0.7 million as of June 30, 2024. As of September 30, 2023, we had no restricted foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2024, allowed us to borrow up to $1.49 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2024 and September 30, 2023, we had outstanding debt under the JPM Credit Facility of $333.7 million and $784.4 million, respectively. As of June 30, 2024 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $1.15 billion and $703.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.

DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger, the DB Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2024, allowed us to borrow up to $625.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2024, we had outstanding debt under the DB Credit Facility of $565.8 million. As of June 30, 2024, subject to leverage and borrowing base restrictions, we had $59.2 million of remaining commitments and $23.9 million of availability on the DB Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $200.0 million at any one time outstanding as of June 30, 2024. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both June 30, 2024 and September 30, 2023, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of June 30, 2024 and September 30, 2023, we had outstanding debt under the 2018 Debt Securitization of $308.0 million and $388.7 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the GCIC Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the June 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of June 30, 2024 and September 30, 2023, we had outstanding debt under the GCIC 2018 Debt Securitization of $380.0 million and $513.5 million, respectively.

GBDC 3 2021 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the June 30, 2024 Consolidated Statements of Financial Condition as our debt and the Class D and Subordinated 2021 GBDC 3 Notes were eliminated in consolidation. As of June 30, 2024, we had debt outstanding under the GBDC 3 2021 Debt Securitization of $298.0 million.

GBDC 3 2022 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022 Debt Securitization. The Class A Senior Secured Floating Rate GBDC 3 Notes are included in the June 30, 2024 Consolidated Statements of Financial Condition as our debt and the GBDC 3 Subordinated Notes were eliminated in consolidation. As of June 30, 2024, we had debt outstanding under the GBDC 3 2022 Debt Securitization of $251.6 million.

GBDC 3 2022-2 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A GBDC 3 2022-2 Loan are included in the June 30, 2024 Consolidated Statements of Financial Condition as our debt and Subordinated GBDC 3 2022-2 Notes were eliminated in consolidation. As of June 30, 2024, we had debt outstanding under the GBDC 3 2022-2 Debt Securitization of $225.0 million.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both June 30, 2024 and September 30, 2023, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both June 30, 2024 and September 30, 2023.

2028 Notes

On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of June 30, 2024.

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

On April 11, 2024, we entered into an interest rate swap on the remaining portion of the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.

2029 Notes

On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of June 30, 2024.

On February 1, 2024, we entered into an interest rate swap on the 2029 Notes pursuant to which we agreed to receive a fixed rate of 6.248% and pay a rate of one-month Term SOFR + 2.444%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $600.0 million and terminates on July 15, 2029.

Equity Distribution Agreement

On October 6, 2023, we entered into an equity distribution agreement, or the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the three months ended December 31, 2023, we terminated the equity distribution agreement entered into on May 28, 2021, or the 2021 Equity Distribution Agreement. As of both June 30, 2024 and September 30, 2023, there had been no common stock issuances under either the 2021 or 2023 Equity Distribution Agreements.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of June 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 192.2% and 1.09x, respectively, and our

GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents and foreign currencies, was 1.05x as of June 30, 2024.

On August 2, 2024, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended June 30, 2024, we did not make any repurchases of our common stock. During the nine months ended June 30, 2023, we repurchased 1,295,678 shares of our common stock for an aggregate repurchase price of approximately $16.8 million.

As of June 30, 2024 and September 30, 2023, we had outstanding commitments to fund investments totaling $414.3 million and $189.4 million, respectively. As of June 30, 2024, total commitments of $414.3 million included $89.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2024 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2024. As of June 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2024 and September 30, 2023, we had investments in 380 and 342 portfolio companies, respectively, with a total fair value of $7.9 billion and $5.5 billion, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended				Nine months ended
	June 30, 2024		March 31, 2024		June 30, 2024		June 30, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$36,494	8.4%	$500	2.3%	$44,494	8.6%	$8,248	1.6%
One stop	388,075	89.2	21,168	95.7	458,560	88.9	492,119	95.6
Second lien	8,141	1.9	—	—	8,141	1.6	—	—
Subordinated debt	—	—	50	0.2	100	0.0 *	50	0.0 *
Equity	2,252	0.5	404	1.8	4,433	0.9	14,647	2.8
Total new investment commitments	$434,962	100.0%	$22,122	100.0%	$515,728	100.0%	$515,064	100.0%

* Represents an amount less than 0.1%.

For the nine months ended June 30, 2024, we had approximately $867.2 million in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2023, we had approximately $550.8 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$572,796	$574,766	$567,303	$517,091	$525,896	$503,594
Non-accrual(3)	160	147	72	1,630	1,553	391
One stop:
Performing	6,757,215	6,744,325	6,664,861	4,708,376	4,685,989	4,620,406
Non-accrual(3)	150,221	119,031	69,473	104,611	77,139	57,693
Second lien:
Performing	12,693	12,469	12,551	27,944	29,789	27,758
Non-accrual(3)	4,671	3,876	747	4,229	3,725	1,396
Subordinated debt:
Performing	27,535	27,085	26,972	4,585	4,538	4,488
Non-accrual(3)	—	—	—	4,322	3,328	3,457
Equity	N/A	484,189	525,535	N/A	261,879	297,430
Total	$7,525,291	$7,965,888	$7,867,514	$5,372,788	$5,593,836	$5,516,613

(1)As of June 30, 2024, $1,298.2 million and $1,222.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of June 30, 2024, $92.0 million and $53.6 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of June 30, 2024, we had loans in ten portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.6% and 1.0%, respectively. As of September 30, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.6% and 1.2%, respectively.

As of June 30, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 97.6% and 97.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended,		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average rate of new investment fundings	10.7%	11.0%	10.7%	11.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.4%	5.8%	5.4%	6.8%
Weighted average fees of new investment fundings	0.8%	0.9%	0.8%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	11.3%	12.0%	11.3%	9.6%

As of June 30, 2024, 97.0% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.2% and 97.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $61.9 million and $58.8 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$126,286	1.6%	$50,279	0.9%
4	6,893,398	87.6	4,647,644	84.2
3	795,362	10.1	803,724	14.6
2	52,468	0.7	14,966	0.3
1	—	—	—	—
Total	$7,867,514	100.0%	$5,516,613	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2024 and September 30, 2023.

	Weighted Average Price[1]
Category	June 30, 2024	September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.5%	98.9%
Internal Performance Rating 3 (Performing Below Expectations)	90.3	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	38.5	27.6
Total	97.6%	97.1%

(1)Includes only debt investments held as of June 30, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors. The Board most recently approved an amended and restated Investment Advisory Agreement on June 3, 2024. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. On August 3, 2023, effective July 1, 2023 the Board approved an amended and restated Investment Advisory Agreement, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%.

•GC Advisors has agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “ GBDC 3 Merger Waiver”) to the Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees payable to the Investment Adviser under the Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, will equal those that would be payable under the investment advisory agreement that would be entered into and effective upon closing of the GBDC 3 Merger Agreement.

•GC Advisors has agreed to irrevocably waived $14.4 million of income incentive fees calculated under the Investment Advisory Agreement, for the quarter ended June 30, 2024.

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

•GC Advisors serves as collateral manager to the 2018 Issuer, the GCIC 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer under the 2018 Collateral Management Agreement, the GCIC 2018 Collateral Management Agreement the 2021 Collateral Management Agreement, the 2022 Collateral Management Agreement and the 2022-2 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•During the second calendar quarter of 2024, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, did not purchase any shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first two calendar quarters of 2024, the Trust purchased approximately $0.1 million, or 5,000 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2023, the Trust purchased approximately $18.0 million, or 1,306,855 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•Effective June 3, 2024, we assumed in the GBDC 3 Merger an unsecured line of credit with GC Advisors that allowed for borrowing up to $100.0 million, which we subsequently terminated effective June 11, 2024.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the GCIC Merger Agreement.

•On June 3, 2024, we completed our acquisition of GBDC 3, pursuant to the GBDC 3 Merger Agreement, GBDC 3 was merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the GBDC 3 Merger, GBDC 3’s separate existence ceased.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, and Golub Capital Private Credit Fund, or GCRED, all of which are unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GDLC, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GDLC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2024 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $70.3 million and $62.9 million as of June 30, 2024 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2024, $0.1 million and $1.1 million, respectively, was recorded for U.S. federal excise tax. For the three months ended June 30, 2023, we did not incur U.S. federal excise tax. For the nine months ended June 30, 2023, $2.4 million was recorded for U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three months ended ended June 30, 2024, we recorded no U.S. income taxes. For the nine months ended June 30, 2024, $0.1 million was recorded for U.S. income taxes and we recorded a net tax benefit of $0.4 million. For the three months ended June 30, 2023, we recorded no U.S. income taxes. For the nine months ended June 30, 2023, we recorded a net tax benefit of $0.4 million for taxable subsidiaries. As of June 30, 2024 and September 30, 2023, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.9 million and $1.1 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.81% and 0.80%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month SOFR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The Class A GBDC 3 Notes and Class A GBDC 3 Loans issued in connection with the GBDC 3 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR, the Class A Senior Secured GBDC 3 Notes issued in connection with the GBDC 3 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A, B, and C-1 GBDC 3 2021 Notes issued in connection with the GBDC 3 2021 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of June 30, 2024, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. The DB Credit Facility has a floating interest rate provision equal to three-month term SOFR plus a spread of 2.30%. We have entered into two interest rate swaps on the 2028 Notes and one interest rate swap on the 2029 Notes, these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835% and one-month SOFR plus a spread of 2.444%, respectively. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(147,868)	$(62,771)	$(85,097)
Down 150 basis points	(110,901)	(47,078)	(63,823)
Down 100 basis points	(73,934)	(31,385)	(42,549)
Down 50 basis points	(36,967)	(15,693)	(21,274)
Up 50 basis points	36,967	15,693	21,274
Up 100 basis points	73,934	31,385	42,549
Up 150 basis points	110,901	47,078	63,823
Up 200 basis points	147,868	62,771	85,097

(1) Assumes applicable three-month base rate as of June 30, 2024, with the exception of SONIA and Prime that utilize the June 30, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the DB Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2023 and our quarterly report on Form 10-Q for the quarter ended December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary, Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of April 11, 2024 (Incorporated by reference to Exhibit 4(b) filed with Amendment No. 1 to the Registrant’s Registration Statement on Form N-14 (File No. 333-277325), filed on April 12, 2024).
10.1	Fifth Amended and Restated Investment Advisory Agreement, dated as of June 3, 2024, by and between Golub Capital BDC, Inc. and GC Advisors, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 3, 2024).
10.2	Amended and Restated Revolving Loan Agreement, dated as of September 1, 2023, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on September 6, 2023).
10.3	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equity holder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.4	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.5	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 29, 2021, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244). filed on November 3, 2021).
10.6	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 24, 2022, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on June 28, 2022).
10.7	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of March 8, 2023, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on March 14, 2023).
10.8	Indenture, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.9	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, GC Advisors LLC, as Closing Date Seller, Golub Capital BDC 3 CLO 1 LLC, as Buyer and GBDC 3 Funding LLC, as Warehouse Buyer (Incorporated by reference to Exhibit 10.4 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.10	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).

10.11	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, Golub Capital BDC 3 CLO 1 Depositor LLC, as Intermediate Seller, and Golub Capital BDC 3 CLO 1 LLC, as Buyer (Incorporated by reference to Exhibit 10.4 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.12	Note Purchase Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as borrowers, and Deutsche Bank Securities, Inc., as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.13	Indenture, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.14	Note Purchase Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.15	Collateral Management Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.16	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and Golub Capital 3 Holdings LLC (Incorporated by reference to Exhibit 10.4 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.17	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 ABS 2022-1 Depositor LLC, as the Intermediate Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and GBDC 3 Funding LLC (Incorporated by reference to Exhibit 10.5 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.18	Indenture, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, as Issuer, and Citibank, N.A., as Collateral Trustee. (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.19	Credit Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3 CLO 2 LLC, as borrower, Citibank, N.A., as Collateral Trustee and as loan agent, and the various financial institutions and other persons party thereto from time to time as lenders. (Incorporated by reference to Exhibit 10.3 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.20	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 CLO 2 LLC, as the Buyer, and GBDC 3 Funding LLC, as the Warehouse Borrower. (Incorporated by reference to Exhibit 10.5 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.21	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 CLO 2 Depositor LLC, as the Intermediate Seller, and Golub Capital BDC 3 CLO 2 LLC, as the buyer. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.22	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 CLO 2 Depositor LLC, as the Intermediate Seller, and Golub Capital BDC 3 CLO 2 LLC, as the buyer. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).

10.23	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC 3 CLO 1 LLC, Deutsche Bank Trust Company Americas, as Trustee, and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on June 30, 2023).
10.24	Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto, dated June 7, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 13, 2024).
10.25	Third Amendment to Revolving Loan Agreement, dated as of June 11, 2024, by and between Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 13, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: August 5, 2024	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)