Form 10-K
period 2024-09-30
GOLUB CAPITAL BDC, Inc.
filed 2024-11-19
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2024 was approximately $2,774 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 264,277,128 shares of the registrant’s common stock outstanding as of November 19, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2024.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:
•“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries;
•“BDC Holdings” refers to Golub Capital BDC Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;
•“GCIC Holdings” refers to GCIC Holdings LLC, a Delaware LLC, our direct subsidiary;
•“2018 Issuer” refers to Golub Capital BDC CLO III LLC, a Delaware LLC, our indirect subsidiary;
•“GCIC 2018 Issuer" refers to GCIC CLO II LLC, a Delaware LLC, our indirect subsidiary;
•“2018 CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GCIC 2018 CLO Depositor” refers to GCIC CLO II Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 Holdings” refers to GBDC 3 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;
•“GBDC 3 2021 CLO Depositor” refers to Golub Capital BDC 3 CLO 1 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 2021 Issuer” refers to Golub Capital BDC 3 CLO 1 LLC, a Delaware LLC, our indirect subsidiary;
•“GBDC 3 2022 ABS 2022-1 Depositor” refers to Golub Capital BDC 3 ABS 2022-1 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 2022 Issuer” refers to Golub Capital BDC 3 ABS 2022-1 LLC, a Delaware LLC, our indirect subsidiary;
•“GBDC 3 2022 CLO 2 Depositor” refers to Golub Capital BDC 3 CLO 2 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 2022-2 Issuer” refers to Golub Capital BDC 3 CLO 2 LLC, a Delaware LLC, our indirect subsidiary;
•“Funding II” refers to Golub Capital BDC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Funding Subsidiaries” refers, collectively, to Funding II, prior to its termination on September 16, 2022, GBDC 3 Funding LLC, or GBDC 3 Funding, a Delaware LLC and our direct subsidiary, and each, a “Funding Subsidiary”;
•“2024 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on October 2, 2020. The 2024 Notes bore interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year. The 2024 Notes matured on April 15, 2024. On October 15, 2021, Golub Capital BDC issued an additional $100.0 million in aggregate principal amount of 2024 Notes, which have the same terms as the original issuance of 2024 Notes. On April 8, 2024, the Company redeemed $500.0 million in aggregate principal amount of 2024 Notes under the same terms of the original issuance;
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
•“2028 Notes” refers to the $450.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on December 5, 2023. The 2028 Notes bear interest at a rate of 7.050% per year payable semiannually in arrears on June 5 and December 5 of each year. The 2028 Notes mature on December 5, 2028;
•“2029 Notes” refers to the $600.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on February 1, 2024. The 2029 Notes bear interest at a rate of 6.000% per year payable semiannually in arrears on January 15 and July 15 of each year. The 2029 Notes mature on July 15, 2029;
•“Unsecured Notes” refers, collectively, to the 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes;
•“GCIC” refers to Golub Capital Investment Corporation, a Maryland corporation that we acquired on September 16, 2019 pursuant to an agreement and plan of merger by and among us, GCIC, GC Advisors, and for certain limited purposes our Administrator (as defined below), or, as amended, the GCIC Merger Agreement; prior to such acquisition, which we refer to as the GCIC Merger, GCIC was an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act, and whose investment adviser was GC Advisors. GCIC’s common stock was converted into the right to receive 0.865 shares of our common stock (with GCIC’s stockholders receiving cash in lieu of fractional shares of our common stock), and we issued an aggregate 71,779,964 shares of our common stock to former stockholders of GCIC;
•“GBDC 3” refers to Golub Capital BDC 3, a Maryland corporation that we acquired on June 3, 2024 pursuant to an agreement and plan of merger by and among us, GBDC 3, GC Advisors, and for certain limited purposes our Administrator, or, as amended, the GBDC 3 Merger Agreement; prior to such acquisition, which we refer to as the GBDC 3 Merger, GBDC 3 was an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act, and whose investment adviser was GC Advisors. GBDC 3’s common stock was converted into the right to receive 0.914 shares of our common stock (with GBDC 3’s stockholders receiving cash in lieu of fractional shares of our common stock), and we issued an aggregate 92,115,308 shares of our common stock to former stockholders of GBDC 3;
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
•“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization initially completed on December 13, 2018 and that we acquired as part of the GCIC Merger in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the "GCIC 2018 Notes", including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bore interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.30%,

$60.0 million of Class D GCIC 2018 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that do not bear interest;
•“GBDC 3 2021 Debt Securitization” refers to the $398.9 million term debt securitization initially completed on March 11, 2021 and that we acquired as part of the GBDC 3 Merger in which the GBDC 3 2021 Issuer issued an aggregate of $398.9 million of notes, or the "GBDC 3 2021 Notes", including $224.0 million of AAA Class A GBDC 3 2021 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.60%, $28.0 million of AA Class B GBDC 3 2021 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.85%, $36.0 million of A Class C-1 GBDC 3 2021 Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.80%, $10.0 million of the A Class C-2 GBDC 3 2021 Notes, which bear interest at a fixed rate of 3.91% and $100.9 million of Subordinated GBDC 3 2021 Notes that do not bear interest;
•“GBDC 3 2022 Debt Securitization” refers to the $401.8 million term debt securitization initially completed on January 25, 2022 and that we acquired as part of the GBDC 3 Merger in which the GBDC 3 2022 Issuer issued an aggregate of $401.8 million of notes, or the "GBDC 3 2022 Notes", including $252.0 million of Class A Senior Secured Floating Rate Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.00% and $149.8 million of Subordinated Notes that do not bear interest;
•“GBDC 3 2022-2 Debt Securitization” refers to the $386.6 million term debt securitization initially completed on December 14, 2022 and that we acquired as part of the GBDC 3 Merger in which the GBDC 3 2022-2 Issuer issued an aggregate of $386.6 million of notes, or the "GBDC 3 2022-2 Notes", including $140.0 million of AAA Class A GBDC 3 Senior Secured Floating Rates Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.60%, $38.8 million of AA Class B GBDC 3 Senior Secured Floating Rates Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 3.09%, $85.0 million of AAA Class A GBDC 3 Senior Secured Floating Rates Notes, which bear interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.60% and $122.8 million of Subordinated Notes that do not bear interest;
•“Debt Securitizations” refers collectively to the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization, and the GBDC 3 2022-2 Debt Securitization, and each, a “Debt Securitization;”
•“GBDC 3 DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019, with GBDC 3, as equity holder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that, as of September 30, 2024, permits borrowings of up to $625.0 million in U.S. dollars and certain agreed upon foreign currencies and bears interest at a rate of the applicable base rate plus 2.30% per annum through the reinvestment period, which continues through April 10, 2025 and the applicable base rate plus 2.80% per annum after the reinvestment period and is scheduled to mature on the earliest of (i) three years from the last day of the drawdown period, (ii) the date on which we cease to exist or (iii) the occurrence of an event of default. The base rate under the GBDC 3 DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month Euro Interbank Offered Rate or “EURIBOR,” with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month Secured Overnight Financing Rate or “SOFR”, with respect to any other advances;
•“JPM Credit Facility” refers to the senior secured revolving credit facility that we initially entered into on February 11, 2021 with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the bank participants acting as lenders, as amended, that, as of September 30, 2024, permits borrowings of up to $1,823 million in U.S. dollars and certain agreed upon foreign currencies. As of September 30, 2024, the interest rate on the borrowings under the facility ranged from the applicable benchmark plus 1.75% to 1.875%, depending on the gross borrowing base, through the maturity date of August 6, 2029. The applicable benchmark rate as of September 30, 2024 for loans denominated in U.S. dollars is one-month SOFR plus an adjustment of 0.10% and certain other benchmark rates for loans denominated in other foreign currencies;

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
•“Revolving Credit Facilities” refers collectively to, the GBDC 3 DB Credit Facility, the JPM Credit Facility, and prior to its termination on September 16, 2022, the MS Credit Facility II, and each a “Revolving Credit Facility”;
•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $200.0 million as of September 30, 2024 and bears interest at the short-term applicable federal rate;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Investment Advisory Agreement” or “Post-GBDC 3 Merger Advisory Agreement” refers to the Fifth Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated and effective as of June 3, 2024;
•“Prior Investment Advisory Agreement” refers to the Fourth Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of August 3, 2023 and effective as of July 1, 2023; and
•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $70.0 billion of capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2024, Golub Capital had over $70.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors.
Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2024, Golub Capital had more than 220 investment professionals supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends
We have identified the following trends that could affect our business:
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

(1) Standard & Poor’s “High-End Middle-Market Lending Review 4Q 2023” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2024, Golub Capital’s more than 220 investment professionals had an average of approximately 14 years of investment experience and were supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (ii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC4; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2024 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle-market companies in industries we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.
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
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,600 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe and Asia. Each of Golub Capital's originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.
Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligation under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle-market credits will typically entail:

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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$158,656	1.9	$50,279	0.9
4	7,013,631	85.2	4,647,644	84.2
3	955,079	11.6	803,724	14.6
2	108,045	1.3	14,966	0.3
1	—	—	—	—
Total	$8,235,411	100.0	$5,516,613	100.0
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
GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:
Senior Secured Loans.  GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans could include a payment in kind, or PIK, feature.

One Stop Loans.  GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans could include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.
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
We expect to hold most of our investments to maturity or repayment, but we could sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $80.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $80.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2024, as well as the top ten industries in which we were invested as of September 30, 2024, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$174,591	2.1%
Bayshore Intermediate #2, L.P.	123,788	1.5
InhabitIQ Inc (PB VB Holdco IV INC)	116,330	1.4
TWAS Holdings, LLC	113,019	1.4
Revalize, Inc. (fka AQ Holdco)	108,880	1.3
Bonterra LLC (fka Cybergrants Holdings)	102,990	1.3
Liminex, Inc.	96,121	1.2
Imperial Optical Midco Inc.	93,864	1.1
Blue River Pet Care, LLC	88,673	1.1
Bullhorn, Inc.	84,153	1.0
	$1,102,409	13.4%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$2,229,502	27.1%
Healthcare Providers & Services	545,927	6.6
Specialty Retail	473,726	5.8
Insurance	458,447	5.6
Automobiles	389,281	4.7
Diversified Consumer Services	385,797	4.7
Healthcare Technology	317,594	3.9
IT Services	302,581	3.7
Hotels, Restaurants & Leisure	271,656	3.3
Healthcare Equipment & Supplies	264,737	3.2
	$5,639,248	68.6%
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
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with the Unsecured Notes, the Debt Securitizations and the Revolving Credit Facilities.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•If we default on our obligations to pay our other indebtedness, we could not be able to make payments on the Unsecured Notes.
•Our stock repurchase program could affect the price of our common stock and increase volatility and could be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.

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
In connection with the closing of the GBDC 3 Merger, our board of directors approved the Investment Advisory Agreement on June 3, 2024. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0% and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. On August 3, 2023, effective as of July 1, 2024, our board of directors approved the Prior Investment Advisory Agreement, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%.
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
Cap on Fees. We have structured the calculation of the incentive fee to include a fee limitation such that, under the Investment Advisory Agreement and the Prior Investment Advisory Agreement, an incentive fee for any quarter can only be paid to GC Advisors if, after such payment, the cumulative incentive fees paid to GC Advisors, calculated on a per share basis as described below, since April 13, 2010, the effective date of our election to become a business development company, would be less than or equal to 15.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below). Under the Prior Investment Advisory Agreement, the incentive fee cap was equal to 20.0% of GBDC’s Cumulative Pre-Incentive Fee Net Income.
We accomplish this limitation by subjecting each quarterly incentive fee payable under the Income and Capital Gains Incentive Fee Calculation (as defined below) to a cap, or the Incentive Fee Cap. The Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income Per Share (as defined below) and (b) Cumulative Incentive Fees Paid Per Share (as defined below). To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income Per Share” is equal to the sum of Pre-Incentive Fee Net Income Per Share (as defined below) for each quarter since April 13, 2010. “Pre-Incentive Fee Net Income Per Share” for any quarter is equal to (a) the sum of (i) Pre-Incentive Fee Net Investment Income (as defined below) and (ii) Adjusted Capital Returns (as defined below) for the quarter divided by (b) the weighted average number of shares of our common stock outstanding during such quarter. “Adjusted Capital Returns” for any quarter shall be the sum of the realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation for such quarter; provided that the calculation of realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the asset acquisition for any premium or discount paid for the acquisition of assets in a merger. “Cumulative Incentive Fees Paid Per Share” is equal to the sum of Incentive Fees Paid Per Share for each quarter (or portion thereof) since April 13, 2010. “Incentive Fees Paid Per Share” for any quarter is equal to the incentive fees accrued and/or payable by us for such period divided by the weighted average number of shares of our common stock outstanding during such period.
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the period, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the applicable incentive fees). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees. The Investment Advisory Agreement excludes the impact of asset acquisition resulting from a merger, including the GBDC 3 Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the asset acquisition for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GBDC 3 common stock and GCIC common stock in the GBDC 3 Merger and the GCIC Merger, respectively.
Each of the Investment Advisory Agreement and Prior Investment Advisory Agreement converts the cumulative incentive fee cap from an aggregate basis calculation to a per share calculation. If, for any relevant period, the New Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between (a) the Incentive Fees accrued and/or payable by us for such relevant period and (b) the

Incentive Fee Cap multiplied by the weighted average number of shares of our common stock outstanding during such relevant period will not be paid by us, and will not be received by GC Advisors, as an incentive fee, either at the end of such relevant period or at the end of any future relevant period.
Income and Capital Gains Incentive Fee Calculation
The income and capital gains incentive fee calculation, or the Income and Capital Gains Incentive Fee Calculation, has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly, which is the same hurdle rate under the Prior Investment Advisory Agreement. If market interest rates rise, we could have the ability to invest funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian) used to calculate the base management fee, which fee is payable on all of our assets managed by GC Advisors.
We calculate the income component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:
•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income (as defined in the Investment Advisory Agreement) does not exceed the “hurdle rate” of 2.0% quarterly (8.0% annualized);
•100.0% of the Pre-Incentive Fee Net Investment Income of GBDC with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until amounts payable to GC Advisors pursuant to the Income Incentive Fee equal 15.0% of Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Pre-Incentive Fee Net Investment Income is referred to as the “catch-up” provision; and
•15.0% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any Performance Period (as defined in the Investment Advisory Agreement).
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
(Expressed as a Percentage of the Value of Net Assets)
Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gains Incentive Fee Calculation
The second part of the Income and Capital Gains Incentive Fee Calculation, or the Capital Gain Incentive Fee, equals (a) 15.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (i) our realized capital gains, if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.
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
Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. There was no Capital Gain Incentive Fee payable as calculated under both the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2024, 2023 and 2022. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Investment Advisory Agreement or Prior Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. For the years ended September 30, 2024, 2023 and 2022, we did not accrue a Capital Gain Incentive Fee under GAAP.
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
Alternative 2
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.00%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 2.15%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	=	100% × “catch-up” + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income – 2.35%))
	=	(100% × (2.15% – 2.00%)) + 0%
	=	100% × 0.15%
	=	0.15%
Alternative 3
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 4.00%
Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 3.15%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	=	100% × “catch-up” + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income – 2.35%))
	=	(100% × (2.35% – 2.00%)) + (15% × (3.15% – 2.35%))
	=	0.35% + (15% × 0.80%)
	=	0.35% + 0.12%
	=	0.47%
Example 2 — Capital Gain Incentive Fee:
Alternative 1
Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million.
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)
Each quarterly incentive fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.
Additional Assumptions

Year 1:	Investment B has a FMV of $30.0 million at the time of the closing of the merger, resulting in a cost basis for purposes of calculating the Incentive Fee Cap of $30 million (excluding the $1.5 million purchase premium paid for the acquisition of Investment B in a merger and corresponding $1.5 million unrealized loss); we have 10,000,000 shares of common stock issued and outstanding
Year 2:	We have 10,000,000 shares of common stock issued and outstanding
Year 3:	We issued 1,000,000 shares of common stock and has 11,000,000 shares of common stock issued and outstanding
Year 4:	We have 11,000,000 shares of common stock issued and outstanding

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation
Year 2:	Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million for purposes of calculating the Incentive Fee Cap. Therefore, GC Advisors would not be paid on the $0.60 per share realized/unrealized loss which would result in a lower Incentive Fee by $0.09 per share.
Year 3:	Investment B has unrealized capital depreciation of $2 million for purposes of calculating the Incentive Fee Cap. Therefore, GC Advisors would not be paid on the $0.18 per share unrealized capital depreciation, which would result in a lower Incentive Fee by $0.03 per share.
Year 4:	Investment B sold resulting in a $5 million realized loss for purposes of calculating the Incentive Fee Cap. Investment B was previously marked down by $3 million for purposes of calculating the New Incentive Fee Cap; therefore, for purposes of calculating the New Incentive Fee Cap we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss for purposes of calculating the Incentive Fee Cap of $2 million. GC Advisors would not be paid on the $0.18 per share loss which would result in a lower Incentive Fee by $0.03 per share.
Alternative 2
Assumption

Year 1:	$20 million investment made in Company A (“Investment A”), an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million, and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million.
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million.
Year 5:	Investment B sold for $20 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)
Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.
Additional Assumptions

Year 1:	Investment B has an FMV of $30.0 million at the time of the closing of the merger, resulting in a cost basis for purposes of calculating the Incentive Fee Cap of $30 million (excluding the $1.5 million purchase premium paid for the acquisition of Investment B in a merger and corresponding $1.5 million unrealized loss); we have 10,000,000 shares of common stock issued and outstanding
Year 2:	We have 10,000,000 shares of common stock issued and outstanding
Year 3:	We issue 1,000,000 shares of common stock and have 11,000,000 shares of common stock issued and outstanding
Year 4:	We have 11,000,000 shares of common stock issued and outstanding
Year 5:	We have 11,000,000 shares of common stock issued and outstanding

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million for purposes of calculating the Incentive Fee Cap. Therefore, GC Advisors would not be paid on the $0.70 per share unrealized capital depreciation which would result in a lower Incentive Fee by $0.11 per share.
Year 3:	Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million for purposes of calculating the Incentive Fee Cap. The net effect would be a loss of $1 million for purposes of calculating the Incentive Fee Cap. GC Advisors would not be paid on the $0.09 per share loss, which would result in a lower Incentive Fee by $0.01 per share.
Year 4:	Investment B has additional unrealized capital depreciation of $2 million for purposes of calculating the Incentive Fee Cap. Investment C sold at a $1 million realized loss. The net effect would be a loss of $3 million for purposes of calculating the Incentive Fee Cap. GC Advisors would not be paid on the $0.27 per share loss, which would result in a lower Incentive Fee by $0.04 per share.
Year 5:	Investment B sold resulting in a $10 million realized loss for purposes of calculating the Incentive Fee Cap. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss for purposes of calculating the Incentive Fee Cap of $2 million. GC Advisors would not be paid on the $0.18 per share loss, which would result in a lower Incentive Fee by $0.03 per share.

Alternative 3
Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million
Year 2:	Investment A is sold for $25 million, FMV of Investment B determined to be $32.5 million and $2 million of unamortized deferred financing costs
Year 3:	FMV of Investment B determined to be $32.5 million and $1 million of unamortized deferred financing costs
Year 4:	Investment B sold for $34.5 million and $0 of unamortized deferred financing costs
The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$600,000 (15% multiplied by (i) $5 million realized capital gain on sale of Investment A less (ii) $1 million of net unamortized deferred financing costs in excess of unrealized gains on Investment B).
Year 3:	$150,000 (15% multiplied by $5 million realized capital gains on sale of Investment A less $600,000 Capital Gain Incentive Fee paid in year 2).
Year 4:	$450,000 (15% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3).
Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the GBDC Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap
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
Approval of the Investment Advisory Agreement
At a meeting of our board of directors held on January 16, 2024, our board of directors, including all of our independent directors, approved the Investment Advisory Agreement to take effect upon the closing of the GBDC 3 Merger. The Investment Advisory Agreement was entered into and effective as of June 3, 2024, the closing of the GBDC 3 Merger.
In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:
•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GDLC, GDLCU, GBDC 4 and GCRED;
•the fee structure, including the reduced incentive fee rates and the reduced incentive fee cap;
•the fees paid by other comparable business development companies; and
•various other matters.
Our board of directors noted that the terms of the Investment Advisory Agreement did not change the calculation of the base management fee, and that the only change, as compared to the Prior Investment Advisory Agreement was to reduce the incentive fee rates from 20.0% to 15.0% and to reduce the incentive fee cap from 20.0% to 15.0%.
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2024, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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
We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments could subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in such person’s capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to us effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis, which are listed in the table below:

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
GBDC 3 Quick Quack Coinvest LLC

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
Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest could be present, GC Advisors will disclose such conflicts to us, including our independent directors, and could request guidance from us on how to vote such proxies.
Proxy Voting Records
You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2024 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions. Effective on February 21, 2024, a further amendment to the 2017 exemptive relief was granted by the SEC.
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
In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status, and we could choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We could then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.
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
If we acquire shares in a passive foreign investment company (“PFIC”), we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business — Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements could be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we could make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we could recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

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
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
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
Changing interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and certain of our officers also serve as directors and officers of GDLC, GBDC 4, GDLCU and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises, such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments.

The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GDLC, GBDC 4, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, GC Advisors, as valuation designee, subject to oversight by our board of directors, determines the fair value of these securities in good faith.
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
In connection with that determination, GC Advisors, as valuation designee, will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
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
Our ability to enter into transactions with our affiliates is restricted, which could limit the scope of investments available to us.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to us, GC Advisors and its affiliates.

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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in Golub Capital BDC. In August 2018 and September 2024, Golub Capital sold passive, non-voting minority stakes in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC”.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to us as a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2024, we had $4.6 billion of outstanding borrowings, including $1.2 billion outstanding under our Debt Securitizations.
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
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses, or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-28.80%	-17.96%	-7.12%	3.72%	14.57%

(1)Assumes $8.7 billion in total assets, $4.7 billion in debt and $4.0 billion in net assets as of September 30, 2024 and an effective annual interest rate of 6.21% as of September 30, 2024.
Based on our outstanding indebtedness of $4.7 billion as of September 30, 2024 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, of 6.21% as of that date, our investment portfolio would have been required to experience an annual return of at least 6.15% to cover annual interest payments on the outstanding debt.
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
As a result of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization and the GBDC 3 2022-2 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2018 Debt

Securitization, the GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization and the GBDC 3 2022-2 Debt Securitization were the 2018 Issuer, the GCIC 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2018 Issuer, the GCIC 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer are wholly-owned subsidiaries of 2018 CLO Depositor, GCIC 2018 CLO Depositor, GBDC 3 2021 CLO Depositor, GBDC 3 2022 CLO 2 Depositor and GBDC 3 2022 ABS 2022-1 Depositor, respectively, each a wholly-owned subsidiary of Golub Capital BDC, Inc. (each, a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements.
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
Under the terms of the respective loan sale agreements entered into upon closing of each of the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization and the GBDC 3 2022-2 Debt Securitization (each a “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing such Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the respective Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing each such Debt Securitization (each, a “Depositor Loan Sale Agreement”), which provides for the sale of assets on the applicable closing date as well as future sales from us to the applicable Securitization Issuer through the applicable CLO Depositor, (1) we sold and/or contributed to the applicable CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the applicable Debt Securitization and participations for the purchase price and other consideration set forth in the applicable Depositor Loan Sale Agreement and (2) the applicable CLO Depositor, in turn, sold to the applicable Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the applicable Securitization Issuer, and not GC Advisors, the applicable CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations.
As of September 30, 2024, we held indirectly through the applicable CLO Depositor, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes, and 100% of the membership interests in the 2018 Issuer, the Class C GCIC 2018 Notes, the Class D GCIC 2018 Notes, the Subordinated GCIC 2018 Notes and 100% of the membership interests in the GCIC 2018 Issuer, GBDC 3 Class D 2021 Notes, which were unfunded as of the closing date, the GBDC 3 Subordinated 2021 Notes, the GBDC 3 Subordinated 2022 Notes, the GBDC 3 Class B 2022-2 Notes, the GBDC 3 Subordinated 2022-2 Notes and 100% of the membership interests in the GBDC 3 2021, GBDC 3 2022 and GBDC 3 2022-2 Issuer. As a result, we consolidate the financial statements of the 2018 Issuer, the GCIC 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

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
Under the documents governing each of the Debt Securitizations, there are two asset coverage tests applicable to the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer; the Class A GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes and Class D GCIC 2018, with respect to the GCIC 2018 Issuer; the Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes, the Class C-2 GBDC 3 2021 Notes and the Class D GBDC 3 2021 Notes, with respect to the GBDC 3 2021 Issuer; and the Class A GBDC 3 2022-2 Notes, the Class A GBDC 3 2022-2 Loans and the Class B GBDC 3 2022-2 Notes, with respect to the 2022-2 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the applicable Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 110% of the interest payable in respect of the Class C-1 2018 Notes and the Class C-2 2018 Notes, taken together, and at least 105% of the interest payable in respect of the Class D 2018 Notes; and, in the case of the GCIC 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A GCIC 2018 Notes and Class B GCIC 2018 Notes, taken together, and at least 110% of the interest payable in respect of the Class C GCIC 2018 Notes and at least 105% of the interest payable in respect of the Class D GCIC 2018 Notes. In the case of the GBDC 3 2021 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A GBDC 3 2021 Notes and Class B GBDC 3 2021 Notes, taken together, at least 110% of the interest payable in respect of the Class A GBDC 3 2021 Notes, Class B GBDC 3 2021 Notes, Class C-1 GBDC 3 2021 Notes and the Class C-2 GBDC 3 2021 Notes, taken together; and, in the case of the 2022-2 GBDC 3 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A GBDC 3 2022-2 Notes, the Class A GBDC 3 2022-Loans and the Class B GBDC 3 2022-2 Notes, taken together.
The second such test compares the principal amount of the portfolio loans of the applicable Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 145.6% of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 126.7% of the Class C-1 2018 Notes and Class C-2 2018 Notes, taken together, and at least 116.7% of the Class D 2018 Notes. To meet this second test at any time in the case of the GCIC 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 147.9% of the Class A GCIC 2018 Notes and Class B GCIC 2018 Notes, taken together, at least 127.1% of the Class C GCIC 2018 Notes and at least 117.5% of the Class D GCIC 2018 Notes. In the case of the GBDC 3 2021 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 148.7% of the Class A GBDC 3 2021 Notes and Class B GBDC 3 2021 Notes, taken together, at least 126.2% of the Class A GBDC 3 2021 Notes, Class B GBDC 3 2021 Notes, Class C-1 GBDC 3 2021 Notes and Class C-2 GBDC 3 2021 Notes, taken together, and in the event that the Class D GBDC 3 2021 Notes are funded, at least 116.7% of the Class A GBDC 3 2021 Notes, Class B GBDC 3 2021 Notes, Class C-1 GBDC 3 2021 Notes and Class C-2 GBDC 3 2021 Notes and Class D GBDC 3 2021 Notes, taken together; in the case of the GBDC 3 2022-2 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 137.1% of the Class A GBDC 3 2022-2 Notes, the Class A GBDC 3 2022-2 Loans and the Class B GBDC 3 2022-2 Notes, taken together.
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
The value of the Class C-2 2018 Notes, Class D 2018 Notes, Subordinated 2018 Notes, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes or the Subordinated GCIC 2018 Notes, Class D GBDC 3 2021 Notes, the Subordinated GBDC 3 2021 Notes, the Subordinated GBDC 3 2022 Notes, Class B GBDC 3 2022-2 Notes and the Subordinated GBDC 3 2022-2 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the GBDC 3 2021 Securitization and the GBDC 3 2022-2 Debt Securitization could extend through as late as April 15, 2025 and January 18, 2026, respectively.
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
Certain Securitization Issuers could issue additional Notes.
Under the terms of the documents governing the Debt Securitizations, the applicable Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the applicable Debt Securitization and, in the case of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, the applicable GBDC 3 CLO Depositor and a supermajority of the Subordinated 2018 Notes, Subordinated GCIC 2018 Notes and the GBDC 3 Subordinated Notes, as applicable.
Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the applicable Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over LIBOR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2018 Issuer or the GCIC 2018 Issuer to issue any additional notes at this time. We could amend the documents governing each Debt Securitization from time to time, and without amendment, the 2018 Debt Securitization documents do not provide for additional issuances of Class A 2018 Notes and the GBDC 3 2021 Debt Securitization documents do not provide for additional issuances of Class A GBDC 3 2021 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
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
Each of the Revolving Credit Facilities place significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.
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
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and could in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our valuation designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our valuation designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our valuation designee has retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our valuation designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our valuation designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our valuation designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our valuation designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
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
Our business could be unable to realize the benefits anticipated by the GBDC 3 Merger, including estimated cost savings, or it could take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the GBDC 3 Merger will depend in part on the integration of GBDC 3’s investment portfolio with ours and the integration of GBDC 3’s business with our business. There can be no assurance that GBDC 3’s investment portfolio can be integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration could detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of GBDC 3’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the GBDC 3 Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume that we will be able to combine the operations of the our business and GBDC 3 in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine GBDC 3’s investment portfolio or business with the operations of our business successfully, the anticipated cost savings could not be fully realized or realized at all or could take longer to realize than expected.

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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
We are subject to risks to the extent we invest in covenant-lite loans.

“Covenant-lite” loans contain fewer maintenance covenants than other loans, or no maintenance covenants, and do not always include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans can carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or not permitted under loan agreements with a full package of covenants. In an event of default, covenant-lite loans could result diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or to restructure the loan prior to default.

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
Under the Investment Advisory Agreement, and the collateral management agreements for each of our Debt Securitizations, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement, and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement, and the collateral management agreements. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2024, we were invested in securities of forty-six non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability”. Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could be required to defend allegations of lender liability from time to time.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, or DRIP, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
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
The market price of our common stock after the GBDC 3 Merger could be affected by factors different from those affecting our common stock before the GBDC 3 Merger.

Our business and GBDC 3's differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock could be affected by factors different from those before the GBDC 3 Merger occurred. These factors include a larger stockholder base and a different capital structure. Accordingly, the historical trading prices and financial results of our business may not be indicative of these matters for the combined company.

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
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the Unsecured Notes or that we or our subsidiaries could incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the Debt Securitizations and Revolving Credit Facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries could assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets could be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2024, we had an aggregate of approximately $2.6 billion of outstanding borrowings under the Debt Securitizations and the Revolving Credit Facilities, all of which are secured and thus effectively senior to the Unsecured Notes.
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
If an active trading market for the Unsecured Notes does not develop, holders could not be able to resell them.
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
All distributions declared in cash payable to stockholders that are participants in our DRIP are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our DRIP will experience dilution in their ownership percentage of our common stock over time.
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
Our stock repurchase program could affect the price of our common stock and increase volatility and could be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.
Our board of directors most recently approved our share repurchase program (the “Program”) in August 2024, under which we can repurchase up to $150 million of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below our NAV as reported in our most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, and more recently the increased conflict between Israel and Hamas, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
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
Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and GC Advisors and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, GC Advisors and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we, GC Advisors or its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us, GC Advisors or its affiliates to collect, store, use, transmit and process personal information.

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us, GC Advisors or its affiliates, and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our, GC Advisors or its affiliates’ ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.

While we, GC Advisors and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we and GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we or GC Advisors or its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

Cybersecurity risks and cyber incidents could adversely affect our business or the business of our portfolio companies.

The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Increased use of remote work environments and increasing use of cloud-based service providers could create a heightened risk of a cyber incident. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we may invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies.

Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies.

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

We and/or our portfolio companies could be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies could face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

We are subject to risks related to corporate social responsibility.

Businesses, including ours, faces increasing public scrutiny related to environmental, social and governance or ESG, activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, certain major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the GC Advisors to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity.

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of GC Advisors and other third-party service providers. GC Advisors manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

GC Advisors has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. GC Advisors’ cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. GC Advisors actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on GC Advisors to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on GC Advisors’ risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of GC Advisors when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”) regarding the overall state of GC Advisors’ cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

GC Advisors’ internal cybersecurity team, headed by GC Advisors’ Chief Information Officer (“CIO”), are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO and a Disclosure Committee that is headed by the Company’s CFO (the “Disclosure Committee”), are responsible for assessing and managing material risks from cybersecurity threats that impact the Company.

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company for over three years and has worked in the financial services industry for more than eighteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function as CCO to the Company for thirteen years and has worked in the financial services industry for more than twenty years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. The Advisors’ CIO has been responsible for her function for over four years and has worked in the financial services industry for more than fifteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

Management of the Company, including the CCO and the Company’s Disclosure Committee, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of GC Advisors.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on a regular basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Period	NAV(1)	Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2024
Fourth quarter	$15.19	$16.00	$14.36	5.3	(5.5)	$0.44
Third quarter[3]	15.32	17.58	15.50	14.8	1.2	0.60
Second quarter	15.12	16.63	15.06	10.0	(0.4)	0.46
First quarter	15.03	15.31	14.06	1.9	(6.5)	0.44
Fiscal year ended September 30, 2023
Fourth quarter	$15.02	$15.02	$13.37	—%	(11.0)%	$0.41
Third quarter	14.83	13.55	13.02	(8.6)	(12.2)	0.33
Second quarter	14.73	14.09	12.38	(4.3)	(16.0)	0.33
First quarter	14.71	14.25	12.46	(3.1)	(15.3)	0.33
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(3)On June 2, 2024, our board of directors declared a series of special distributions totaling $0.15 per share, distributed in three consecutive quarterly payments of $0.05 per share per quarter. The first and second special distributions were paid to stockholders on June 27, 2024 and September 13, 2024, respectively. The remaining special distribution is payable on December 13, 2024 to stockholders of record as of November 29, 2024.
The last reported price for our common stock on November 15, 2024 was $15.40 per share. As of November 15, 2024, we had 1,071 stockholders of record.
Distributions
Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared and paid during the years ended September 30, 2024 and 2023 on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2024
August 30, 2024	September 27, 2024	$0.39
August 16, 2024	September 13, 2024	0.05
August 16, 2024	September 13, 2024	0.05
June 13, 2024	June 27, 2024	0.05
May 16, 2024	June 14, 2024	0.06
May 2, 2024	June 21, 2024	0.39
March 1, 2024	March 29, 2024	0.39
February 15, 2024	March 15, 2024	0.07
December 8, 2023	December 29, 2023	0.37
December 1, 2023	December 15, 2023	0.07
Total		$1.89

Fiscal year ended September 30, 2023
September 1, 2023	September 29, 2023	$0.37
August 18, 2023	September 15, 2023	0.04
June 2, 2023	June 29, 2023	0.33
March 3, 2023	March 29, 2023	0.33
December 9, 2022	December 29, 2022	0.33
Total		$1.40

On June 2, 2024, our board of directors declared a series of special distributions totaling $0.15 per share, distributed in three consecutive quarterly payments of $0.05 per share per quarter. The first and second special distributions were paid to stockholders of record as of June 13, 2024 and August 16, 2024, respectively, on June 27, 2024 and September 13, 2024, respectively. The remaining special distribution is payable on December 13, 2024 to stockholders of record as of November 29, 2024. On November 14, 2024, our board of directors declared a quarterly distribution of $0.39 per share, which is payable on December 27, 2024 to holders of record as of December 9, 2024, and a supplemental distribution of $0.04 per share, which is payable on December 13, 2024 to holders of record as of November 29, 2024.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
On August 5, 2024, our Board reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

As of September 30, 2023, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of our common stock pursuant to the Program for an aggregate purchase price of approximately $16.9 million. As of September 30, 2023, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

For the year ended September 30, 2023, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353
April 1 - 30, 2023	56,130	$13.03	731	139,622
May 1 - 31, 2023	188,210	$12.95	2,438	137,184
June 1 - 30, 2023	299,794	$13.26	3,975	133,209
July 1 - 31, 2023	5,250	$13.29	70	133,139
Total	1,300,928	$12.96	$16,861	$150,000*

* The Program was reapproved on August 2, 2023 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.

As of September 30, 2024, Wells Fargo Securities, LLC, as broker, repurchased 331,928 shares of our common stock pursuant to the Program for an aggregate purchase price of approximately $4.8 million. As of September 30, 2024, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

For the year ended September 30, 2024, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
August 1 - 31, 2024	322,528	$14.48	$4,672	$145,328
September 1 - 30, 2024	9,400	$14.54	137	145,191
Total	331,928	$14.49	$4,809	$145,191*

* The Program was reapproved on August 2, 2024 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. No additional shares have been purchased since the re-approval.

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2019 to September 30, 2024 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2019, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250.00
$200.00
$150.00
$100.00
$50.00
September - 19
December - 19
March - 20
June - 20
September - 20
December - 20
March - 21
June - 21
September - 21
December - 21
March - 22
June - 22
September - 22
December - 22
March - 23
June - 23
September - 23
December - 23
March - 24
June - 24
September - 24
Golub Capital BDC, Inc.
S&P 500 Index
NASDAQ Financial 100

Fees and Expenses
The following table is being provided to update, as of September 30, 2024, certain information in our registration statement on Form N-2 (File No. 333-265509). The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. Actual costs and expenses incurred by investors in shares of our common stock could be greater than the percentage estimates in the table below. The following table excludes one-time fees payable to third parties not affiliated with GC Advisors that were incurred in connection with the Debt Securitizations, but includes all of the applicable ongoing fees and expenses of the Debt Securitizations. Whenever reference to fees or expenses paid by “us” or “Golub Capital BDC,” or that “we” will pay fees or expenses, our common stockholders will indirectly bear such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	0%	(1)
Offering expenses (as a percentage of offering price)	0%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	0%

Annual expenses (as a percentage of net assets attributable to common stock):
Management fees	1.56%	(4)
Incentive fees payable under the Investment Advisory Agreement	1.66%	(5)
Interest payments on borrowed funds	5.29%	(6)
Other expenses	0.70%	(7)
Total annual expenses	9.21%	(8)

(1)In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, the related prospectus supplement will disclose the estimated amount of total offering expenses (which could include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The expenses associated with the dividend reinvestment plan are included in “Other expenses.” See “Dividend Reinvestment Plan.”.
(4)Our management fee is calculated at an annual rate equal to 1.0% and is based on the average adjusted gross assets (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) at the end of the two most recently completed calendar quarters and is payable quarterly in arrears. See “Item 1. Business — Management Agreements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”. The management fee referenced in the table above is annualized and based on actual amounts incurred during the year ended September 30, 2024 by GC Advisors in its capacity as investment adviser to us and collateral manager to the 2018 Issuer, the GCIC 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer, collectively the Securitization Issuers. The adjusted of our annualized base management fees based on actual expenses for the year ended September 30, 2024 assumes net assets of $4,015 million and leverage of $4,625 million, which reflects our net assets and leverage as of September 30, 2024.
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
GC Advisors, as collateral manager for the GBDC 3 2021 Issuer under the GBDC 3 2021 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
GC Advisors, as collateral manager for the GBDC 3 2022 Issuer, under the 2022 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
GC Advisors, as collateral manager for the GBDC 3 2022-2 Issuer, under the GBDC 3 2022-2 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022-2 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022-2 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
Collateral management fees are paid directly by the GBDC 3 2021 Issuer, GBDC 3 2022 Issuer and GBDC 3 2022-2 are offset against the management fees payable under the Investment Advisory Agreement. In addition, the GBDC 3 2021 Issuer, GBDC 3 2022 and GBDC 3 2022-2 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the GBDC 3 2021 Debt Securitization and GBDC 3 2022 Debt Securitization.
For purposes of this table, the SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stock, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. If the base management fee portion of the “Management fees” percentage were calculated instead as a percentage of our total assets, our base management fee portion of the “Management fees” percentage would be approximately 0.72% of total assets.
(5)The incentive fee referenced in the table above is based on actual amounts of the income component of the incentive fee incurred during the year ended September 30, 2024, adjusted on a retroactive basis for the incentive fee rate reduction to 15% from 20% under the terms of the Fifth Amended and Restated Investment Advisory Agreement with GC Advisors effective as of June 3, 2024. The incentive fee referenced in the table above is calculated under the Investment Advisory Agreement based on actual amounts of the income component of the incentive fee for GBDC. In addition, the calculation excludes the one-time waivers recognized during the three months ended June 30, 2024 and September 30, 2024 of $14.4 and $7.8 million, respectively. As of September 30, 2024, no amount was payable for the capital gains component under the Investment Advisory Agreement. We have structured the calculation of the incentive fee to include a fee limitation such that no incentive fee will be paid to GC Advisors for any quarter if, after such payment, the cumulative incentive fees paid to GC Advisors since the effective date of our election to become a business development company would be greater than 15.0% of our cumulative pre-incentive fee net income per share. For a more detailed discussion of the calculation of the incentive fee, see “Item 1. Business - Management Agreement - Income and Capital Gains Incentive Fee Calculation” as well as any amendments reflected in subsequent filings with the SEC.
(6)Interest payments on borrowed funds is based on our cost of funds on our outstanding indebtedness for the year ended September 30, 2024, which consisted of $1,368.1 million of indebtedness outstanding under revolving credit facilities, $1,242.5 million in notes issued through the Debt Securitizations, $500.0 million of 2024 Notes, that was redeemed on April 8, 2024, $600.0 million of 2026 Notes, $350.0 million of 2027 Notes, $450.0 million of 2028 Notes and $600.0 million of 2029 Notes. For the year ended September 30, 2024, the annualized cost of funds for our total debt outstanding, which includes all interest, accretion of discounts, and amortization of debt issuance costs on the Debt Securitizations, was 6.21%. Debt issuance costs represent fees and other direct incremental costs incurred in connection with our Debt Securitizations. These fees include a structuring and placement fee paid to Morgan Stanley & Co. LLC for its services in connection with the initial structuring of the 2018 Debt Securitization and legal fees, accounting fees, rating agency fees and all other costs associated with the 2018 Debt Securitization. In addition, the GBDC 3 2021 Issuer and the GBDC 3 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the GBDC 3 2021 Debt Securitization, and the GBDC 3 2022 Debt Securitization, respectively. The GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization.
(7)Includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by the Administrator, and any acquired fund fees and expenses that are not required to be disclosed separately. See “Item 1. Management Agreements - Administration Agreements”, as well as any amendments reflected in subsequent filings with the SEC. “Other expenses” also includes the ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of each of the Debt Securitizations. Additionally, “Other expenses” includes the actual amount incurred for U.S. federal excise tax. “Other expenses” are based on actual amounts incurred for the year ended September 30, 2024. The administrative expenses of each of the Securitization Issuers are paid on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the applicable Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum of the adjusted principal balance of the portfolio loans and other assets held by the applicable Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the applicable Securitization Issuer equal to any amounts that exceed the aforementioned administrative expense cap.
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

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) could be greater or less than those shown.

You would pay the following expenses on a $1,000 investment	1 year	3 years	5 years	10 years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$90	$233	$369	$679
Assuming a 5% annual return (assumes return entirely from realized capital gains and thus subject to the capital gain incentive fee)	$98	$253	$398	$722

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and could result in a return greater or less than 5%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. Under our Investment Advisory Agreement, no incentive fee would be payable if we have a 5% annual return. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes that all dividends and other distributions are reinvested at net asset value. Under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan could occur at a price per share that differs from net asset value. See “Dividend Reinvestment Plan” for more information.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of September 30, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of September 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$502,386	6.1%	$503,985	9.1%
One stop	7,110,258	86.3	4,678,099	84.8
Second lien	14,054	0.2	29,154	0.5
Subordinated debt	30,175	0.4	7,945	0.2
Equity	578,538	7.0	297,430	5.4
Total	$8,235,411	100.0%	$5,516,613	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2024 and September 30, 2023, one stop loans included $1,021.3 million and $782.6 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2024 and September 30, 2023, we had debt and equity investments in 381 and 342 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024	September 30, 2023
Weighted average income yield (1)(2)	12.3%	11.2%
Weighted average investment income yield (3)	12.6%	11.6%
Weighted average income yield of total investments (4)	11.4%	10.8%
Weighted average investment income yield of total investments (5)	11.8%	11.1%
Total return based on average net asset value excluding the one-time write-down of the GBDC 3 purchase premium (6)	10.7%	10.2%
Total return based on average net asset value (7)	9.0%	10.2%
Total return based on market value (8)	15.8%	30.5%

(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)The income yield presented for the quarter ended September 30, 2023 excludes the one-time recognition of $3.7 million of previously deferred interest income resulting from a former non-accrual loan returning to accrual status, which are included in the calculation of the investment income yield for the quarter ended September 30, 2023. The income yield was 12.2% for the quarter ended September 30, 2023 when including the $3.7 million of interest income.
(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average fair value of earning portfolio investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(5)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average total fair value of portfolio investments, and does not represent a return to any investor in us.
(6)During the year ended September 30, 2024, we recognized a $51.7 million net change in unrealized depreciation on investments due to the one-time write-down of the purchase premium allocated to former GBDC 3 investments acquired in the GBDC 3 Merger.
(7)Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(8)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 1 LLC, or the GBDC 3 2021 Issuer, under a collateral management agreement, or the GBDC 3 2021 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the GBDC 3 2022 Issuer, under a collateral management agreement, or the GBDC 3 2022-2 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date. GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 2 LLC, or the GBDC 3 2022-2 Issuer, under a collateral management agreement, or the GBDC 3 2022-2 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022-2 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022-2 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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

In accordance with the terms of the GBDC 3 Merger Agreement, at the effective time of the GBDC 3 Merger, each outstanding share of GBDC 3’s common stock was converted into the right to receive 0.9138 shares of our common stock (with GBDC 3’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the GBDC 3 Merger, we issued an aggregate of 92,115,308 shares of our common stock to former stockholders of GBDC 3.

Upon the consummation of the GBDC 3 Merger, we entered into the Investment Advisory Agreement, with GC Advisors, which replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 (the “Prior Investment Advisory Agreement”).

Recent Developments

On November 14, 2024, our Board declared a quarterly distribution of $0.39 per share, which is payable on December 27, 2024 to holders of record as of December 9, 2024, and a supplemental distribution of $0.04 per share, which is payable on December 13, 2024 to holders of record as of November 29, 2024.

On November 15, 2024, we entered into an agreement with a new lender to increase the aggregate commitments outstanding under the JPM Credit Facility to $1.9 billion from $1.8 billion as of September 30, 2024.

On November 15, 2024, we issued a notice of redemption to the holders of the GBDC 3 2022-2 Notes. The redemption is expected to occur on December 16, 2024 pursuant to the terms of the indenture governing such GBDC 3 2022-2 Notes. See Note 7 for a description of the outstanding GBDC 3 2022-2 Notes, including the interest rates and maturity date of such notes.

On November 18, 2024, GBDC completed a $2.2 billion term debt securitization, (the“2024 Debt Securitization”). In connection with the 2024 Debt Securitization closing, GBDC fully redeemed each of its (1) 2018 Debt Securitization, (2) GCIC 2018 Debt Securitization and (3) GBDC 3 2021 Debt Securitization. See Note 7 for a description of the outstanding 2018 Securitization Notes, GCIC 2018 Debt Securitization Notes and the GBDC 3 2021 Debt Securitization Notes, including the interest rates and maturity date of such notes.

On November 19, 2024, all amounts outstanding under the credit facility with Deutsche Bank we assumed from GBDC 3 were repaid, following which the agreements governing our credit facility with Deutsche Bank were terminated.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2023 and 2022 can be found in our Form 10-K for the fiscal year ended September 30, 2023 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for years ended September 30, 2024 and 2023 are as follows:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Interest income	$640,326	$531,164	$109,162
Payment-in-kind interest income	49,715	40,590	9,125
Loan Origination Fees Discount Amortization	22,074	19,951	2,123
Acquisition purchase premium amortization	(11,671)	(7,073)	(4,598)
Non-cash dividend income	21,264	14,901	6,363
Dividend income	691	1,340	(649)
Fee income	2,278	2,217	61
Total investment income	724,677	603,090	121,587
Total net expenses	341,046	310,320	30,726
Net investment income before taxes	383,631	292,770	90,861
Income and excise taxes	1,195	3,682	(2,487)
Net investment income after taxes	382,436	289,088	93,348
Net realized gain (loss) on investment transactions excluding purchase premium	(79,157)	(43,812)	(35,345)
Net realized gain (loss) on investment transactions due to purchase premium	(743)	(301)	(442)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	9,884	6,181	3,703
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	12,415	7,374	5,041
Unrealized (depreciation) from the write-down of the GBDC 3 purchase premium	(51,670)	—	(51,670)
Net gain (loss) on investment transactions	(109,271)	(30,558)	(78,713)
(Provision) benefit for taxes on realized gain on investments	—	(207)	207
(Provision) benefit for taxes on unrealized appreciation on investments	620	308	312
Net increase (decrease) in net assets resulting from operations	$273,785	$258,631	$15,154
Average earning debt investments, at fair value	$5,650,480	$5,117,940	$532,540
Average earning preferred equity investments, at fair value	$166,984	$119,625	$47,359

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

	Year ended
	September 30, 2024	September 30, 2023
	(In thousands)
Net investment income after taxes	$382,436	$289,088
Add: Acquisition purchase premium amortization	11,671	7,073
Adjusted Net Investment Income	$394,107	$296,161

Net gain (loss) on investment transactions	$(109,271)	$(30,558)
Add: Realized loss on investment transactions due to purchase premium	743	301
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(12,415)	(7,374)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	51,670	—
Adjusted Net Realized and Unrealized Gain/(Loss)	$(69,273)	$(37,631)

Net increase (decrease) in net assets resulting from operations	$273,785	$258,631
Add: Acquisition purchase premium amortization	11,671	7,073
Add: Realized loss on investment transactions due to purchase premium	743	301
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(12,415)	(7,374)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	51,670	—
Adjusted Net Income	$325,454	$258,631

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

Investment Income

Investment income increased from the year ended September 30, 2023 to the year ended September 30, 2024 by $121.6 million, primarily due to an increase in interest and PIK interest income as a result of (1) an increase in the average earning debt investments balance of $532.5 million driven by our acquisition of GBDC 3, and (2) rising interest base rates coupled with an increase in non-cash dividend income driven by an increase in the average earning preferred equity investments balance of $47.7 million.

The income yield by debt security type for years ended September 30, 2024 and 2023 are as follows:

	Year ended
	September 30, 2024	September 30, 2023
Senior secured	11.8%	10.1%
One stop	12.0%	11.2%
Second lien	13.8%	13.6%
Subordinated debt	15.0%	14.6%

Income yields on senior secured loans and one stop loans increased for the year ended September 30, 2024 as compared to the year ended September 30, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.1% of the loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.81% and 0.80%, respectively.

As of September 30, 2024, we have second lien investments in four portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2024 and 2023:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Interest and other debt financing expenses	$203,159	$143,230	$59,929
Amortization of debt issuance costs	9,237	7,380	1,857
Base management fee	62,514	70,802	(8,288)
Income Incentive fee, net of waiver	49,839	74,066	(24,227)
Professional fees	5,496	5,041	455
Administrative service fee	9,320	8,300	1,020
General and administrative expenses	1,481	1,501	(20)
Net expenses	$341,046	$310,320	$30,726
Average debt outstanding	$3,492,575	$3,069,412	$423,163

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the year ended September 30, 2023 to the year ended September 30, 2024 by $61.8 million, primarily due to (i) the issuance of the 2028 Notes and 2029 Notes, (ii) rising interest base rates on borrowings from our floating rate debt facilities, and (iii) an increase in average debt outstanding of $423.2 million primarily due to the assumption of GBDC 3’s debt facilities that was partially offset by $4.6 million of net unrealized gains related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes. For more information about our outstanding borrowings for the years ended September 30, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the year ended September 30, 2024, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt was 6.2%. For the year ended September 30, 2023, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees, on our total debt was 4.9%. The effective average interest rate increased for the year ended September 30, 2024 compared to the year ended September 30, 2023 primarily due to the 2028 Notes and 2029 Notes issuances, the redemption of the 2024 Notes that bore interest at a rate of 3.375% and rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee decreased from the year ended September 30, 2023 to the year ended September 30, 2024 primarily due to the base management fee rate reduction to 1.0% from 1.375% effective July 1, 2023 under the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement that was partially offset by increased base management fees incurred due to an increase in average adjusted gross assets from 2023 to 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee.

The Income Incentive Fee decreased by $24.2 million from the year ended September 30, 2023 to the year ended September 30, 2024 primarily as a result of $27.3 million in aggregate waivers of Income Incentive Fees during the year ended September 30, 2024 that offset an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in non-cash dividend income during fiscal year 2024. For each of years ended September 30, 2024 and 2023, we were fully through the Income Incentive Fee “catch-up” provision. The Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income, net of the GBDC 3 Merger Waiver, for the nine months ended September 30, 2024, and 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.

As of September 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of September 30, 2024 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by $1.5 million from the year ended September 30, 2023 to the year ended September 30, 2024, primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2024 and 2023 were $13.0 million and $8.2 million, respectively.

As of September 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $2.7 million and $2.0 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for years ended September 30, 2024 and 2023:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Net realized gain (loss) from investments	$(81,577)	$(46,496)	$(35,081)
Net realized gain (loss) from foreign currency transactions	(1,969)	(328)	(1,641)
Net realized gain (loss) from forward currency contracts	3,646	2,711	935
Net realized gain (loss) on investment transactions	$(79,900)	$(44,113)	$(35,787)
Unrealized appreciation from investments	$78,627	$100,427	$(21,800)
Unrealized (depreciation) from investments	(59,005)	(86,160)	27,155
Unrealized loss from write-down of the GBDC 3 purchase premium	(51,670)	—	(51,670)
Unrealized appreciation (depreciation) from forward currency contracts	(19,011)	(17,392)	(1,619)
Unrealized appreciation (depreciation) on foreign currency translation	21,688	16,680	5,008
Net change in unrealized appreciation (depreciation) on investment transactions	$(29,371)	$13,555	$(42,926)

During the year ended September 30, 2024, we had a net realized loss of $79.9 million, primarily attributable to realized losses recognized on (i) the restructure of equity and debt investments of multiple portfolio companies during the year ended September 30, 2024 and (ii) the disposition of equity and debt investments of a portfolio company that were partially offset by (i) realized gains recognized on the sale of equity investments in multiple portfolio companies throughout the year ended September 30, 2024 and, to a lesser extent, (ii) net realized gains recognized on the settlement of forward currency contracts and the translation of foreign currency amounts and transactions into U.S. dollars. During the year ended September 30, 2023, we had a net realized loss of $44.1 million primarily attributable to the realized loss recognized on the restructuring of debt investments of multiple portfolio companies and the disposition of equity and debt investments of multiple portfolio company investments that were partially offset by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of forward currency contracts.

For the year ended September 30, 2024, we had $78.6 million in unrealized appreciation on 190 portfolio company investments, which was offset by $59.0 million in unrealized depreciation on 230 portfolio company investments. For the year ended September 30, 2023, we had $100.4 million in unrealized appreciation on 191 portfolio company investments, which was offset by $86.2 million in unrealized depreciation on 179 portfolio company investments.

Unrealized appreciation for the year ended September 30, 2024 primarily resulted from the reversal of unrealized depreciation on the disposition or restructuring of portfolio company investments, improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the 2024 fiscal year. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from the reversal of unrealized depreciation on the sale, restructuring or disposition of portfolio company investments, loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to or on non-accrual status as well as certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies.

During the year ended September 30, 2024, we recognized a $51.7 million net change in unrealized depreciation on investments due to a one-time purchase premium write-down in connection to the GBDC 3 Merger.

Liquidity and Capital Resources

For the year ended September 30, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $219.7 million. During the year, cash provided by operating activities was $343.9 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $1,262.9 million and net investment income after tax of $382.4 million, offset by fundings of portfolio investments of $1,299.9 million. Lastly, cash used in financing activities was $124.2 million, primarily driven by borrowings on debt of $2,928.6 million, offset by repayments of debt of $2,690.9 million and distributions paid of $338.2 million.

For the year ended September 30, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $40.2 million. During the year, cash provided by operating activities was $195.4 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $670.2 million and net investment income after excise tax of $289.1 million, offset by fundings of portfolio investments of $675.3 million. Lastly, cash used by financing activities was $235.5 million, primarily driven by repayments of debt of $627.1 million, distributions paid of $191.5 million and purchases of common stock under the DRIP of $46.9 million, offset by borrowings on debt of $652.6 million.

As of September 30, 2024 and September 30, 2023, we had cash and cash equivalents of $123.1 million and $65.6 million, respectively. In addition, we had foreign currencies of $8.0 million and $4.2 million as of September 30, 2024 and September 30, 2023, respectively, restricted cash and cash equivalents of $227.2 million and $70.4 million as of September 30, 2024 and September 30, 2023, respectively, and restricted foreign currencies of $1.2 million as of September 30, 2024. As of September 30, 2023, we had no restricted foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of September 30, 2024, $136.3 million of restricted cash was retained for partial repayments on the notes of certain of our debt securitizations that are past their reinvestment period term.

Revolving Debt Facilities

JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility, which, as of September 30, 2024, allowed us to borrow up to $1.82 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2024 and September 30, 2023, we had outstanding debt under the JPM Credit

Facility of $956.6 million and $784.4 million, respectively. As of September 30, 2024 and September 30, 2023, subject to leverage and borrowing base restrictions, we had $865.9 million and $703.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.

GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger, the GBDC 3 DB Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of September 30, 2024, allowed us to borrow up to $625.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2024, we had outstanding debt under the GBDC 3 DB Credit Facility of $411.5 million. As of September 30, 2024, subject to leverage and borrowing base restrictions, we had $213.5 million of remaining commitments and $113.9 million of availability on the GBDC 3 DB Credit Facility.

Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $200.0 million at any one time outstanding as of September 30, 2024. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both September 30, 2024 and September 30, 2023, we had no amounts outstanding on the Adviser Revolver.

Debt Securitizations

2018 Debt Securitization - On November 16, 2018, we completed the 2018 Debt Securitization. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2024 and September 30, 2023, we had outstanding debt under the 2018 Debt Securitization of $230.0 million and $388.7 million, respectively.

GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the GCIC Merger, the GCIC 2018 Debt Securitization. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the September 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2024 and September 30, 2023, we had outstanding debt under the GCIC 2018 Debt Securitization of $252.8 million and $513.5 million, respectively.

GBDC 3 2021 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and the Class D and Subordinated 2021 GBDC 3 Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2021 Debt Securitization of $298.0 million.

GBDC 3 2022 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022 Debt Securitization. The Class A Senior Secured Floating Rate GBDC 3 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and the GBDC 3 Subordinated Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2022 Debt Securitization of $236.8 million.

GBDC 3 2022-2 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A GBDC 3 2022-2 Loan are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and Subordinated GBDC 3 2022-2 Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2022-2 Debt Securitization of $225.0 million.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2026 Notes

On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both September 30, 2024 and September 30, 2023, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.

2027 Notes

On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both September 30, 2024 and September 30, 2023.

2028 Notes

On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of September 30, 2024.

On December 5, 2023, we entered into an interest rate swap on the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month Term SOFR plus 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

On April 11, 2024, we entered into an interest rate swap on the remaining portion of the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.

2029 Notes

On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, all of which remained outstanding as our debt as of September 30, 2024.

On February 1, 2024, we entered into an interest rate swap on the 2029 Notes pursuant to which we agreed to receive a fixed rate of 6.248% and pay a rate of one-month Term SOFR plus 2.444%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $600.0 million and terminates on July 15, 2029.

Equity Distribution Agreement

On October 6, 2023, we entered into an equity distribution agreement, or the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the three months ended December 31, 2023, we terminated the equity distribution agreement entered into on May 28, 2021, or the 2021 Equity Distribution Agreement. As of both September 30, 2024 and September 30, 2023, there have been no common stock issuances under either the 2021 or 2023 Equity Distribution Agreements.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

As of September 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 186.0% and 1.16x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents and foreign currencies, was 1.12x as of September 30, 2024.

On August 2, 2024, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended September 30, 2024, we repurchased 331,928 shares of our common stock for an aggregate repurchase price of approximately $4.8 million. During the year ended September 30, 2023, we repurchased 1,300,928 shares of our common stock for an aggregate repurchase price of approximately $16.9 million.

As of September 30, 2024 and September 30, 2023, we had outstanding commitments to fund investments totaling $717.9 million and $189.4 million, respectively. As of September 30, 2024, total commitments of $717.9 million included $157.6 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2024 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2024. As of September 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver, GBDC 3 DB Credit Facility and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of September 30, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2024 and September 30, 2023, we had investments in 381 and 342 portfolio companies, respectively, with a total fair value of $8.2 billion and $5.5 billion, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024		September 30, 2023
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$103,290	6.8%	$20,700	3.2%
One stop	1,392,212	91.9	596,306	92.5
Second lien	8,141	0.5	9,774	1.5
Subordinated debt	1,979	0.1	50	0.0 *
Equity	9,926	0.7	17,784	2.8
Total new investment commitments	$1,515,548	100.0%	$644,614	100.0%

* Represents an amount less than 0.1%.

For the year ended September 30, 2024, we had approximately $1,262.9 million in proceeds from principal payments and sales of portfolio investments.

For the year ended September 30, 2023, we had approximately $670.2 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$506,457	$502,318	$499,579	$517,091	$525,896	$503,594
Non-accrual(3)	4,046	3,860	2,807	1,630	1,553	391
One stop:
Performing	7,120,505	7,081,793	7,020,296	4,708,376	4,685,989	4,620,406
Non-accrual(3)	151,038	134,575	89,962	104,611	77,139	57,693
Second lien:
Performing	13,596	13,400	13,619	27,944	29,789	27,758
Non-accrual(3)	4,834	3,725	435	4,229	3,725	1,396
Subordinated debt:
Performing	30,410	29,943	30,175	4,585	4,538	4,488
Non-accrual(3)	—	—	—	4,322	3,328	3,457
Equity	N/A	533,299	578,538	N/A	261,879	297,430
Total	$7,830,886	$8,302,913	$8,235,411	$5,372,788	$5,593,836	$5,516,613

(1)As of September 30, 2024, $1,395.5 million and $1,328.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2024, $98.6 million and $61.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of September 30, 2024, we had loans in eleven portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 1.8% and 1.2%, respectively. As of September 30, 2023, we had loans in nine portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.6% and 1.2%, respectively.

As of September 30, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 97.8% and 97.1%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024	September 30, 2023
Weighted average rate of new investment fundings	10.2%	11.6%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.2%	6.5%
Weighted average fees of new investment fundings	0.8%	1.7%
Weighted average rate of sales and payoffs of portfolio investments	11.0%	9.8%

As of September 30, 2024, 98.0% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.2% and 97.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $63.7 million and $58.8 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and September 30, 2023:

	As of September 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$158,656	1.9%	$50,279	0.9%
4	7,013,631	85.2	4,647,644	84.2
3	955,079	11.6	803,724	14.6
2	108,045	1.3	14,966	0.3
1	—	—	—	—
Total	$8,235,411	100.0%	$5,516,613	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2024 and September 30, 2023.

	Weighted Average Price[1]
Category	September 30, 2024	September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.5%	98.9%
Internal Performance Rating 3 (Performing Below Expectations)	91.3	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	58.2	27.6
Total	97.8%	97.1%

(1)Includes only debt investments held as of September 30, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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

•GC Advisors agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “ GBDC 3 Merger Waiver”) to the Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees payable to the Investment Adviser under the Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, will equal those that would be payable under the investment advisory agreement that would be entered into and effective upon closing of the GBDC 3 Merger Agreement.

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

•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis. On June 11, 2024, we amended the Adviser Revolver to increase the borrowing capacity under the Adviser Revolver from $100.0 million to $200.0 million.

•During the third calendar quarter of 2024, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $8.1 million, or 539,702, shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first three calendar quarters of 2024, the Trust purchased approximately $8.2 million, or 544,702 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2023, the Trust purchased approximately $18.0 million, or 1,306,855 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

•Effective June 3, 2024, we assumed in the GBDC 3 Merger an unsecured line of credit with GC Advisors that allowed for borrowing up to $100.0 million, which we subsequently terminated effective June 11, 2024.

•On September 16, 2019, we completed our acquisition of GCIC pursuant to the GCIC Merger Agreement.

•On June 3, 2024, we completed our acquisition of GBDC 3, pursuant to the GBDC 3 Merger Agreement, GBDC 3 was merged with and into us, with us as the surviving company. As a result of, and as of the effective time of the GBDC 3 Merger, GBDC 3’s separate existence ceased.

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

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as the Company’s valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the board of directors.

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

Our valuation designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, the valuation designee undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for the valuation function. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The valuation designee reviews these preliminary valuations. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The valuation designee discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and could require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2024 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of September 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Valuation of Other Financial Assets and Liabilities

The fair value of the 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of our remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $93.2 million and $62.9 million as of September 30, 2024 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2024 and 2023, $1.1 million and $3.7 million, respectively, was recorded for U.S. federal excise tax. For the year ended September 20, 2022, we did not incur U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2024, $0.1 million was recorded for U.S. income taxes. For the year ended September 30, 2023, we recorded a net tax benefit of $0.1 million for taxable subsidiaries. As of September 30, 2024 and September 30, 2023, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.8 million and $1.1 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations could differ from net investment income and realized gains recognized for financial reporting purposes. Differences could be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification could result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain, or loss are recognized at some time in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Investment Adviser, as our valuation designee, subject to the oversight of our board of trustees based on, among other things, the input of independent third-party valuation firms engaged at the direction of the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.81% and 0.80%, respectively. The Class A, B and C-1 2018 Notes issued in connection with the 2018 Debt Securitization have floating rate interest provisions based on three-month SOFR that reset quarterly, as do the Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The Class A GBDC 3 Notes and Class A GBDC 3 Loans issued in connection with the GBDC 3 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR, the Class A Senior Secured GBDC 3 Notes issued in connection with the GBDC 3 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A, B, and C-1 GBDC 3 2021 Notes issued in connection with the GBDC 3 2021 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of September 30, 2024, is primarily based on an applicable base rate (as defined in Note 7) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. The GBDC 3 DB Credit Facility has a floating interest rate provision equal to three-month term SOFR plus a spread of 2.30%. We have entered into two interest rate swaps on the 2028 Notes and one interest rate swap on the 2029 Notes, these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835% and one-month SOFR plus a spread of 2.444%, respectively. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(154,715)	$(72,243)	$(82,472)
Down 150 basis points	(116,036)	(54,182)	(61,854)
Down 100 basis points	(77,357)	(36,121)	(41,236)
Down 50 basis points	(38,679)	(18,061)	(20,618)
Up 50 basis points	38,679	18,061	20,618
Up 100 basis points	77,357	36,121	41,236
Up 150 basis points	116,036	54,182	61,854
Up 200 basis points	154,715	72,243	82,472

(1) Assumes applicable three-month base rate as of September 30, 2024, with the exception of SONIA and Prime that utilize the September 30, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the GBDC 3 DB Credit Facility, Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We have and, in the future, could hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities could insulate us against adverse changes in interest rates, they could also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls could become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures could deteriorate.
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.
Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2024. This report appears on page 128.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023, by correspondence with the custodians, the underlying investees and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter	At September 30, 2024, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $8,235,293 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

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
November 19, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 19, 2024

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2024	September 30, 2023

Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,011,824	$5,416,739
Non-controlled affiliate company investments	211,382	87,084
Controlled affiliate company investments	12,205	12,790
Total investments, at fair value (amortized cost of $8,302,913 and $5,593,836, respectively)	8,235,411	5,516,613
Cash and cash equivalents	123,120	65,617
Foreign currencies (cost of $7,973 and $4,540, respectively)	8,044	4,208
Restricted cash and cash equivalents	227,152	70,381
Restricted foreign currencies (cost of $1,219 and $0, respectively)	1,236	—
Cash collateral held at broker for derivatives	650	—
Interest receivable	74,036	58,054
Net unrealized appreciation on derivatives	31,712	14,941
Other assets	4,617	3,658
Total Assets	$8,705,978	$5,733,472
Liabilities
Debt	$4,624,791	$3,133,332
Less unamortized debt issuance costs	(25,361)	(15,613)
Debt less unamortized debt issuance costs	4,599,430	3,117,719
Unrealized depreciation on derivatives	2,222	—
Interest payable	45,701	24,749
Management and incentive fees payable	33,619	35,277
Accrued trustee fees	178	331
Accounts payable and other liabilities	10,299	7,518
Total Liabilities	4,691,449	3,185,594
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 264,277,128 and 169,594,742 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	264	170
Paid in capital in excess of par	4,167,258	2,646,912
Distributable earnings (losses)	(152,993)	(99,204)
Total Net Assets	4,014,529	2,547,878
Total Liabilities and Total Net Assets	$8,705,978	$5,733,472
Number of common shares outstanding	264,277,128	169,594,742
Net asset value per common share	$15.19	$15.02

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2024	2023	2022
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$645,747	$542,780	$355,358
Payment-in-kind interest income	44,934	36,662	20,922
Dividend income	21,955	16,241	684
Fee income	2,154	2,124	4,232
Total investment income from non-controlled/non-affiliate company investments	714,790	597,807	381,196
From non-controlled affiliate company investments:
Interest income	4,982	1,356	4,275
Payment-in-kind interest income	4,355	3,544	2,223
Fee income	111	76	6
Total investment income from non-controlled affiliate company investments	9,448	4,976	6,504
From controlled affiliate company investments:
Interest income(1)	—	(94)	(111)
Payment-in-kind interest income	426	384	209
Fee income	13	17	4
Total investment income from controlled affiliate company investments	439	307	102
Total investment income	724,677	603,090	387,802
Expenses
Interest and other debt financing expenses	212,396	150,610	89,378
Base management fee	62,514	70,802	73,866
Incentive fee	77,163	74,066	17,756
Professional fees	5,496	5,041	3,607
Administrative service fee	9,320	8,300	7,188
General and administrative expenses	1,481	1,501	1,720
Total expenses	368,370	310,320	193,515
Incentive fee waived (Note 3)	(27,324)	—	—
Base management fee waived (Note 3)	—	—	(1,904)
Net expenses	341,046	310,320	191,611
Net investment income - before tax	383,631	292,770	196,191
Excise and income tax	1,195	3,682	72
Net investment income - after tax	382,436	289,088	196,119
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(49,491)	(45,889)	18,759
Non-controlled affiliate company investments	(20,460)	320	166
Controlled affiliate company investments	(11,626)	(927)	—
Foreign currency transactions	(1,969)	(328)	371
Forward currency contracts	3,646	2,711	1,080
Net realized gain (loss) on investment transactions	(79,900)	(44,113)	20,376
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(47,054)	33,464	(43,796)
Non-controlled affiliate company investments	4,600	(18,578)	(6,886)
Controlled affiliate company investments	10,406	(619)	(6,124)
Translation of assets and liabilities in foreign currencies	21,688	16,680	(37,335)
Forward currency contracts	(19,011)	(17,392)	32,243
Net change in unrealized appreciation (depreciation) on investment transactions	(29,371)	13,555	(61,898)
Net gain (loss) on investment transactions	(109,271)	(30,558)	(41,522)
(Provision) benefit for taxes on realized gains on investments	—	(207)	(302)
(Provision) benefit for taxes on unrealized appreciation on investments	620	308	(855)
Net increase (decrease) in net assets resulting from operations	$273,785	$258,631	$153,440
Per Common Share Data
Basic and diluted earnings per common share (Note 12)	$1.36	$1.52	$0.90
Dividends and distributions declared per common share	$1.89	$1.40	$1.20
Basic and diluted weighted average common shares outstanding (Note 12)	201,260,961	170,324,784	170,674,570
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	170,028,584	$170	$2,664,251	$(81,729)	$2,582,692
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	196,119	196,119
Net realized gain (loss) on investment transactions	—	—	—	20,376	20,376
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(61,898)	(61,898)
(Provision) benefit for taxes on realized gain on investments	—	—	—	(302)	(302)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(855)	(855)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	867,086	1	13,173	—	13,174
Distributions from distributable earnings	—	—	—	(204,806)	(204,806)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(750)	750	—
Total increase (decrease) for the year ended September 30, 2022	867,086	1	12,423	(50,616)	(38,192)
Balance at September 30, 2022	170,895,670	171	2,676,674	(132,345)	2,544,500
Repurchases of common stock, net of commission costs	(1,300,928)	(1)	(16,860)	—	(16,861)
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	289,088	289,088
Net realized gain (loss) on investment transactions	—	—	—	(44,113)	(44,113)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	13,555	13,555
(Provision) benefit for taxes on realized gain on investments	—	—	—	(207)	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	308	308
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(238,392)	(238,392)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(12,902)	12,902	—
Total increase (decrease) for the year ended September 30, 2023	(1,300,928)	(1)	(29,762)	33,141	3,378
Balance at September 30, 2023	169,594,742	170	2,646,912	(99,204)	2,547,878
Issuance of common stock - GBDC 3 Merger	92,115,308	92	1,526,259	—	1,526,351
Repurchases of common stock, net of commission costs	(331,928)	(1)	(4,808)	—	(4,809)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	382,436	382,436
Net realized gain (loss) on investment transactions	—	—	—	(79,900)	(79,900)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(29,371)	(29,371)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	620	620
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,899,006	3	44,280	—	44,283
Distributions from distributable earnings	—	—	—	(372,959)	(372,959)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(45,385)	45,385	—
Total increase (decrease) for the year ended September 30, 2024	94,682,386	94	1,520,346	(53,789)	1,466,651
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$273,785	$258,631	$153,440
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	9,237	7,380	7,337
Accretion of discounts and amortization of premiums on investments	(10,403)	(12,878)	(9,047)
Accretion of discounts and amortization of premiums on issued debt securities	2,143	424	1,715
Net realized (gain) loss on investments	81,577	46,496	(18,925)
Net realized (gain) loss on foreign currency transactions	1,969	328	(371)
Net realized (gain) loss on forward currency contracts	(3,646)	(2,711)	(1,080)
Net change in unrealized (appreciation) depreciation on investments	32,048	(14,267)	56,806
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(21,688)	(16,680)	37,335
Net change in unrealized (appreciation) depreciation on interest rate swap	(4,598)	—	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	19,011	17,392	(32,243)
Proceeds from (fundings of) revolving loans, net	(2,596)	(381)	(1,812)
Fundings of investments	(1,299,933)	(675,341)	(1,883,080)
Proceeds from principal payments and sales of portfolio investments	1,262,884	670,188	1,260,787
Proceeds from settlements of forward currency contracts	7,906	2,711	1,080
Payment-in-kind interest capitalized	(52,552)	(38,844)	(21,506)
Non-cash dividends capitalized	(21,264)	(14,901)	—
Proceeds from non-cash dividends	47	10	—
Cash acquired in GBDC 3 Merger	53,885	—	—
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(650)	—	6,960
Interest receivable	16,222	(37,260)	(2,533)
Receivable for investments sold	8,922	—	97
Other assets	(4,674)	(2,470)	(910)
Interest payable	8,281	4,365	7,868
Management and incentive fees payable	(10,579)	1,847	21,183
Accrued trustee fees	(161)	106	225
Payable for investments purchased	—	—	(294)
Accounts payable and other liabilities(1)	(1,259)	1,225	505
Net cash provided by (used in) operating activities	343,914	195,370	(416,463)
Cash flows from financing activities
Borrowings on debt	2,928,615	652,583	1,292,672
Repayments of debt	(2,690,866)	(627,094)	(741,211)
Capitalized debt issuance costs	(18,985)	(5,782)	(6,698)
Purchases of common stock (Note 12)	(4,809)	(16,861)	—
Distributions paid	(338,192)	(191,465)	(155,208)
Purchases of common stock for dividend reinvestment plan	—	(46,927)	(36,424)
Net cash provided by (used in) financing activities	(124,237)	(235,546)	353,131
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	219,677	(40,176)	(63,332)
Effect of foreign currency exchange rates	(331)	(171)	(458)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	140,206	180,553	244,343
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$359,552	$140,206	$180,553
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Year ended September 30,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$180,066	$138,441	$72,458
Distributions declared for the period	372,959	238,392	204,806
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$44,283	$—	$13,174
Acquisition of subsidiaries(2)
Noncash assets acquired:
Investments, at cost	$2,623,381	$—	$—
Interest receivable	32,204	—	—
Unrealized appreciation on forward currency contracts	6,334	—	—
Receivable for investments sold	8,922	—	—
Other assets	154	—	—
Total noncash assets purchased	2,670,995	—	—
Liabilities assumed:
Debt	1,211,174	—	—
Interest payable	12,671	—	—
Distributions payable	9,516	—	—
Management and incentive fees payable	8,921	—	—
Accrued trustee fees	8	—
Accounts payable and other liabilities	4,040	—	—
Total liabilities assumed	1,246,330	—	—
Issuance of common stock	$1,526,351	$—	$—
Merger costs capitalized into purchase price	$3,867	$—	$—

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2024	September 30, 2023
Cash and cash equivalents	$123,120	$65,617
Foreign currencies (cost of $7,973 and $4,540, respectively)	8,044	4,208
Restricted cash and cash equivalents	227,152	70,381
Restricted foreign currencies (cost of $1,219 and $0, respectively)	1,236	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(3)	$359,552	$140,206
(1) Includes payment of $9,516 distribution payable to GBDC 3 shareholders that was assumed in the GBDC 3 Merger (defined in Note 2).
(2) Refer to Note 15 for more information related to our acquisition of GBDC 3.
(3) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.~+	One stop	SF +	6.50%	(h)(i)	11.24%				02/2029	$34,377	$34,130	0.9%	$34,892
PPW Aero Buyer, Inc.+	One stop	SF +	5.50%	(i)	10.10%				02/2029	4,292	4,262	0.1	4,292
PPW Aero Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(87)	—	—
PPW Aero Buyer, Inc.+	One stop	SF +	6.50%	(a)(h)(i)	12.20%				02/2029	52	51	—	52
										38,721	38,356	1.0	39,236
Airlines
Accelya Lux Finco S.A.R.L.<+(8)(13)(25)	One stop	SF +	7.00%	(i)	7.70%	cash/	4.00%	PIK	12/2026	8,903	8,808	0.2	8,547

Auto Components
Collision SP Subco, LLC<+	One stop	SF +	5.50%	(i)	10.75%				01/2030	886	875	—	886
Collision SP Subco, LLC+	One stop	SF +	5.50%	(h)(j)	10.36%				01/2030	162	157	—	162
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)	10.75%				01/2030	14	13	—	14
Covercraft Parent III, Inc.&+	Senior secured	SF +	4.50%	(i)	9.97%				08/2027	6,826	6,781	0.2	6,621
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(h)	9.45%				08/2027	1,381	1,360	—	1,339
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(h)	9.62%				08/2027	60	56	—	54
North Haven Falcon Buyer, LLC<+(25)	One stop	SF +	8.00%	(i)	8.12%	cash/	5.00%	PIK	05/2027	9,106	8,415	0.2	7,285
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	8.00%	(i)	8.00%	cash/	5.00%	PIK	05/2027	1,525	1,408	—	1,220
OEConnection, LLC~+	One stop	SF +	5.25%	(h)	10.10%				04/2031	10,288	10,243	0.3	10,288
OEConnection, LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(8)	—	—
OEConnection, LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(8)	—	—
Polk Acquisition Corp.*#+(25)	Senior secured	SF +	7.50%	(h)	10.20%	cash/	2.25%	PIK	12/2024	18,598	18,542	0.4	17,297
Polk Acquisition Corp.+(25)	Senior secured	SF +	7.50%	(h)	10.20%	cash/	2.25%	PIK	12/2024	110	110	—	102
Polk Acquisition Corp.+(25)	Senior secured	SF +	7.50%	(h)	10.20%	cash/	2.25%	PIK	12/2024	119	119	—	108
										49,075	48,063	1.1	45,376
Automobiles
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.85%				06/2030	6,584	6,490	0.2	6,584
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(h)	10.10%				06/2030	182	167	—	182
CG Group Holdings, LLC*#~<+(25)	One stop	SF +	8.75%	(i)	11.35%	cash/	2.00%	PIK	07/2027	45,910	45,698	1.1	45,452
CG Group Holdings, LLC+(25)	One stop	SF +	8.75%	(h)	11.60%	cash/	2.00%	PIK	07/2026	704	698	—	698
Denali Midco 2, LLC~+	One stop	SF +	6.00%	(h)	10.95%				12/2027	44,627	44,451	1.1	44,627
Denali Midco 2, LLC&<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	10,401	10,591	0.3	10,401
Denali Midco 2, LLC&+	One stop	SF +	6.00%	(h)	10.95%				12/2027	3,113	3,170	0.1	3,113
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,891	1,926	0.1	1,891
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,797	1,829	0.1	1,797
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,568	1,597	0.1	1,568
Denali Midco 2, LLC<+	One stop	SF +	6.50%	(h)	11.45%				12/2027	1,508	1,492	0.1	1,508
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,292	1,292	—	1,292
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,254	1,254	—	1,254
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,254	1,254	—	1,254
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,034	1,034	—	1,034
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%				12/2027	469	465	—	469
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%				12/2027	406	401	—	406
Denali Midco 2, LLC+	One stop	SF +	5.75%	(h)	10.70%				12/2027	394	394	—	394
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%				12/2027	343	340	—	343
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%	12/2027	$201	$200	—%	$201
Denali Midco 2, LLC+	One stop	SF +	6.00%	(h)	10.95%	12/2027	200	197	—	200
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%	12/2027	101	100	—	101
Denali Midco 2, LLC+(5)	One stop	SF +	5.75%		N/A(6)	12/2027	—	(4)	—	—
High Bar Brands Operating, LLC<+	Senior secured	SF +	5.00%	(i)	9.60%	12/2029	1,435	1,430	0.1	1,435
High Bar Brands Operating, LLC<+	Senior secured	SF +	5.00%	(i)	9.60%	12/2029	299	298	—	299
High Bar Brands Operating, LLC+	Senior secured	SF +	5.00%	(i)	9.60%	12/2029	254	250	—	254
High Bar Brands Operating, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	—	(1)	—	—
JHCC Holdings LLC~+	One stop	SF +	5.25%	(i)	9.85%	09/2027	17,889	17,792	0.5	17,889
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	5,179	5,262	0.1	5,179
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.85%	09/2027	4,951	4,950	0.1	4,951
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.87%	09/2027	3,714	3,691	0.1	3,714
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.92%	09/2027	2,797	2,819	0.1	2,797
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	1,659	1,642	—	1,659
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	732	727	—	732
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	695	693	—	695
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	12.25%	09/2027	66	64	—	66
MOP GM Holding, LLC*#~^+	One stop	SF +	5.75%	(i)	10.50%	11/2026	32,888	32,862	0.8	32,559
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(j)	11.33%	11/2026	3,866	3,858	0.1	3,827
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(j)	11.09%	11/2026	3,617	3,597	0.1	3,581
MOP GM Holding, LLC^+	One stop	SF +	5.75%	(j)	11.09%	11/2026	3,537	3,516	0.1	3,502
MOP GM Holding, LLC^+	One stop	SF +	5.75%	(i)	10.50%	11/2026	2,621	2,604	0.1	2,594
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(j)	11.09%	11/2026	2,161	2,149	0.1	2,140
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(j)	11.09%	11/2026	1,993	1,975	—	1,973
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	726	721	—	718
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	533	530	—	528
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)(j)	10.62%	11/2026	400	397	—	396
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	267	265	—	264
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	203	202	—	201
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	89	88	—	88
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	89	88	—	88
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(34)	—	—
National Express Wash Parent Holdco, LLC&+	One stop	SF +	5.50%	(i)	10.74%	07/2029	9,620	9,560	0.2	9,428
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(j)	9.75%	07/2029	140	135	—	132
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(2)	—	—
POY Holdings, LLC#^&<+	One stop	SF +	5.50%	(i)	10.25%	11/2027	28,489	28,766	0.7	28,489
POY Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.25%	11/2027	3,703	3,764	0.1	3,703
POY Holdings, LLC~+	One stop	SF +	5.50%	(i)	10.25%	11/2027	1,311	1,311	—	1,311
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.89%	11/2027	873	873	—	873
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.25%	11/2027	651	651	—	651
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.29%	11/2027	291	291	—	291
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.29%	11/2027	31	29	—	31
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(28)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.60%	06/2031	3,608	3,578	0.1	3,608
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.60%	06/2031	140	129	—	140
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(3)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TWAS Holdings, LLC#&<	One stop	SF +	6.75%	(h)	11.70%		12/2026	$46,804	$46,658	1.2%	$46,804
TWAS Holdings, LLC*~&+	One stop	SF +	6.75%	(h)	11.70%		12/2026	41,809	41,768	1.0	41,809
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(h)	11.70%		12/2026	10,854	10,845	0.3	10,854
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(h)	11.70%		12/2026	8,288	8,354	0.2	8,288
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(h)	11.70%		12/2026	5,264	5,306	0.1	5,264
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(6)	—	—
Yorkshire Parent, Inc.<+	One stop	SF +	6.00%	(i)	10.60%		12/2029	2,634	2,672	0.1	2,634
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(1)	—	—
Yorkshire Parent, Inc.+(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(1)	—	—
								382,403	382,120	9.5	381,208
Banks
OSP Hamilton Purchaser, LLC<+	One stop	SF +	5.00%	(i)	10.25%		12/2029	1,745	1,769	0.1	1,745
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	10.26%		12/2029	331	325	—	331
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%		N/A(6)		12/2029	—	—	—	—
								2,076	2,094	0.1	2,076
Beverages
Financial Information Technologies, LLC~&<+	One stop	SF +	5.25%	(i)	9.85%		06/2030	34,626	34,555	0.9	34,626
Financial Information Technologies, LLC+(25)	One stop	N/A			14.00%	PIK	06/2031	19,894	19,758	0.5	19,894
Financial Information Technologies, LLC+(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC<+	One stop	SF +	5.25%	(i)	9.85%		06/2030	2,221	2,218	0.1	2,221
Financial Information Technologies, LLC+(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Watermill Express, LLC^+	One stop	SF +	5.75%	(i)	10.50%		07/2029	3,064	3,046	0.1	3,072
Watermill Express, LLC+	One stop	SF +	5.75%	(i)	10.50%		07/2029	296	296	—	297
Watermill Express, LLC+	One stop	SF +	5.75%	(i)	10.96%		07/2029	111	108	—	111
Watermill Express, LLC<+	One stop	SF +	5.75%	(i)	10.50%		07/2029	739	735	—	742
Watermill Express, LLC+	One stop	SF +	5.75%	(i)	10.60%		07/2029	371	369	—	371
Watermill Express, LLC+	One stop	SF +	5.00%	(i)	9.75%		07/2029	582	569	—	564
Winebow Holdings, Inc.~<	One stop	SF +	6.25%	(h)	11.20%		12/2027	9,354	9,247	0.2	8,887
								71,258	70,899	1.8	70,785

Building Products
BECO Holding Company, Inc.#~&<+	One stop	SF +	5.25%	(i)	10.00%				11/2028	40,999	41,632	1.0	40,999
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(2)	—	—
										40,999	41,630	1.0	40,999
Capital Markets
BlueMatrix Holdings, LLC~+	One stop	SF +	5.25%	(i)	9.85%				01/2031	2,540	2,564	0.1	2,540
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2031	—	—	—	—
BlueMatrix Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(7)	—	—
										2,540	2,557	0.1	2,540
Chemicals
Inhance Technologies Holdings, LLC#<+(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	15,132	14,768	0.3	12,257
Inhance Technologies Holdings, LLC#&(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	13,742	13,204	0.3	11,130
Inhance Technologies Holdings, LLC<+(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	2,673	2,563	0.1	2,165
Inhance Technologies Holdings, LLC+(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	314	297	—	251
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.60%				03/2029	9,840	9,743	0.3	9,741
Krayden Holdings, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(33)	—	(34)
Krayden Holdings, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(48)	—	(49)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.+(8)(9)(14)(25)	One stop	E +	9.25%	(d)	9.41%	cash/	3.00%	PIK	09/2028	$51,136	$50,266	1.1%	$46,023
PHM NL SP Bidco B.V.+(8)(14)(25)	One stop	SF +	9.25%	(g)	11.33%	cash/	3.00%	PIK	09/2028	19,993	19,250	0.4	17,994
PHM NL SP Bidco B.V.+(8)(9)(14)(25)	One stop	SN +	6.75%	(f)	8.70%	cash/	3.00%	PIK	09/2028	11,497	10,881	0.3	10,348
PHM NL SP Bidco B.V.+(8)(9)(14)(25)	One stop	E +	6.75%	(d)	7.50%	cash/	3.00%	PIK	09/2028	5,332	5,138	0.1	4,807
										129,659	126,029	2.9	114,633
Commercial Services & Supplies
BradyIFS Holdings, LLC^+	One stop	SF +	6.00%	(i)	11.25%				10/2029	4,842	4,926	0.1	4,842
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(h)(i)	11.18%				10/2029	382	381	—	382
CI (Quercus) Intermediate Holdings, LLC~<+	One stop	SF +	5.00%	(i)	9.63%				06/2031	27,427	27,109	0.7	27,427
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	10.05%				06/2031	53	34	—	53
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(50)	—	—
Encore Holdings, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2028	4,564	4,501	0.1	4,575
Encore Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.20%				11/2028	907	895	—	910
Encore Holdings, LLC+	One stop	SF +	5.25%	(i)	10.11%				11/2028	1,170	1,163	—	1,170
FR Vision Holdings, Inc.<+	One stop	SF +	5.50%	(i)	10.78%				01/2031	1,070	1,066	—	1,070
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(i)	10.78%				01/2031	90	89	—	90
FR Vision Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC<+	One stop	SF +	6.25%	(i)	11.31%				09/2030	4,087	3,987	0.1	4,087
Kleinfelder Intermediate, LLC+	One stop	P +	4.00%	(a)	12.00%				09/2028	120	112	—	120
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(5)	—	—
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.31%				07/2027	1,564	1,549	0.1	1,568
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.60%				07/2027	158	132	—	158
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.53%				07/2027	284	281	—	285
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)				01/2028	—	(15)	—	—
North Haven Stack Buyer, LLC*#~<	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	12,284	12,271	0.3	12,315
North Haven Stack Buyer, LLC+(25)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	2,277	2,257	0.1	2,290
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.85%				07/2027	1,481	1,472	0.1	1,485
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.53%				07/2027	1,418	1,410	0.1	1,422

North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	4,139	4,126	0.1	4,149
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	1,371	1,366	—	1,374
North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	1,366	1,361	—	1,369
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.37%				07/2027	200	200	—	201
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	100	100	—	100
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.34%				07/2027	166	157	—	166
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.85%				07/2027	2,281	2,268	0.1	2,287
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.85%				07/2027	485	481	—	485
North Haven Stack Buyer, LLC+(25)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,501	1,481	0.1	1,511
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.59%				07/2027	910	904	—	910
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.67%				07/2027	689	684	—	689
Profile Products LLC<+	One stop	SF +	5.50%	(h)	10.70%				11/2027	9,052	8,974	0.2	8,600
Profile Products LLC<+(8)	One stop	SF +	5.50%	(h)	10.70%				11/2027	1,835	1,811	—	1,743
Profile Products LLC+	One stop	P +	4.50%	(a)	12.50%				11/2027	72	71	—	68
Profile Products LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	(1)	—	(4)
PSC Parent, Inc.~+	One stop	SF +	5.25%	(h)	10.42%				04/2031	5,505	5,495	0.2	5,505
PSC Parent, Inc.+	One stop	SF +	5.25%	(a)(h)	10.36%				04/2030	377	372	—	377
PSC Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(6)	—	—
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	10.10%				04/2031	917	913	—	917
PT Intermediate Holdings III, LLC<+(25)	One stop	SF +	5.00%	(i)	7.85%	cash/	1.75%	PIK	04/2030	12,234	12,262	0.3	12,234
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2030	—	(1)	—	—
Radwell Parent, LLC#^+	One stop	SF +	5.50%	(i)	10.10%				03/2029	34,289	33,967	0.8	33,947
Radwell Parent, LLC&<+	One stop	SF +	5.50%	(i)	10.10%				03/2029	32,407	32,458	0.8	32,083
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	10.10%				03/2029	248	199	—	235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	10.10%		03/2029	$553	$551	—%	$540
Trinity Air Consultants Holdings Corporation<+	One stop	SF +	5.25%	(i)	10.61%		06/2028	2,632	2,610	0.1	2,632
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	10.40%		06/2028	530	530	—	530
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%		N/A(6)		06/2028	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	10.45%		06/2028	494	492	—	494
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.25%		07/2031	16,514	16,355	0.4	16,514
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.81%		07/2031	241	219	—	241
WRE Holding Corp.+(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(23)	—	—
								195,286	193,941	4.8	194,146
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.50%	(g)	10.76%		09/2028	14,802	14,775	0.4	14,802
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(d)	9.17%		09/2028	1,692	1,744	—	1,692
								16,494	16,519	0.4	16,494
Construction & Engineering
Consor Intermediate II, LLC~+	One stop	SF +	4.75%	(i)	9.35%		05/2031	4,050	4,062	0.1	4,050
Consor Intermediate II, LLC+(5)	One stop	SF +	4.75%		N/A(6)		05/2031	—	(17)	—	—
Consor Intermediate II, LLC+(5)	One stop	SF +	4.75%		N/A(6)		05/2031	—	(3)	—	—
								4,050	4,042	0.1	4,050
Containers & Packaging
Chase Intermediate#~&<+	One stop	SF +	4.75%	(i)	10.00%		10/2028	49,331	50,053	1.2	49,331
Chase Intermediate+(5)	One stop	SF +	4.75%		N/A(6)		10/2028	—	(2)	—	—
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.90%		10/2028	938	932	—	938
Fortis Solutions Group, LLC*#~^&+	One stop	SF +	5.50%	(i)	10.20%		10/2028	51,533	51,172	1.3	50,501
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	10.20%		10/2028	199	101	—	70
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	10.20%		10/2028	141	76	—	138
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(a)(i)	10.78%		10/2027	162	153	—	152
								102,304	102,485	2.5	101,130
Diversified Consumer Services
Any Hour, LLC~+	One stop	SF +	5.00%	(i)	9.60%		05/2030	9,066	9,001	0.2	8,975
Any Hour, LLC+(25)	One stop	N/A			13.00%	PIK	05/2031	2,876	2,824	0.1	2,847
Any Hour, LLC+	One stop	SF +	5.00%	(i)	9.90%		05/2030	303	290	—	294
Any Hour, LLC+	One stop	SF +	5.00%	(i)	10.28%		05/2030	257	238	—	230
Apex Service Partners, LLC<+	One stop	SF +	5.00%	(h)	9.86%		10/2030	4,434	4,508	0.1	4,390
Apex Service Partners, LLC+	One stop	SF +	5.00%	(h)	9.86%		10/2030	1,545	1,476	0.1	1,406
Apex Service Partners, LLC+	One stop	SF +	5.00%	(h)	9.86%		10/2030	1,055	1,041	—	1,045
Apex Service Partners, LLC+	One stop	SF +	5.00%	(h)	9.86%		10/2029	38	36	—	38
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,730	1,715	0.1	1,730
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,659	1,638	0.1	1,659
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,197	1,197	—	1,197
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,182	1,176	—	1,182
Certus Pest, Inc.~+	One stop	SF +	5.75%	(i)	10.50%		02/2026	820	814	—	820
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	723	709	—	723
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	704	701	—	704
Certus Pest, Inc.~+	One stop	SF +	5.75%	(i)	10.50%		02/2026	416	412	—	416
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	260	255	—	260
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	142	133	—	142
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	60	58	—	60
Certus Pest, Inc.+	One stop	SF +	5.75%		N/A(6)		02/2026	—	—	—	—
CHHJ Midco, LLC#~	Senior secured	SF +	5.00%	(j)	10.51%		01/2026	3,732	3,724	0.1	3,732
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)		01/2026	—	—	—	—
CHVAC Services Investment, LLC~+	One stop	SF +	5.00%	(i)	9.60%		05/2030	2,945	2,922	0.1	2,945

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CHVAC Services Investment, LLC+	One stop	SF +	5.00%	(i)	9.60%				05/2030	$1,371	$1,329	—%	$1,371
CHVAC Services Investment, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(3)	—	—
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	2,400	2,387	0.1	2,400
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	2,339	2,322	0.1	2,339
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.72%				07/2027	1,533	1,523	0.1	1,533
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.68%				07/2027	1,083	1,076	—	1,083
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	1,154	1,147	—	1,154
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.65%				07/2027	696	690	—	696
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(g)(i)	10.83%				07/2027	1,383	1,381	—	1,383
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.50%	(i)	10.75%				07/2027	1,045	1,043	—	1,045
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.74%				07/2027	922	920	—	922
EMS LINQ, LLC^+	One stop	SF +	6.25%	(i)	11.41%				12/2027	13,835	13,868	0.4	13,835
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	11.41%				12/2027	96	95	—	96
Entomo Brands Acquisitions, Inc.<+	Senior secured	SF +	5.50%	(i)	10.25%				07/2029	4,389	4,392	0.1	4,389
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.25%				07/2029	30	29	—	30
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.25%				07/2029	1,263	1,240	—	1,263
EWC Growth Partners LLC<+	One stop	SF +	6.00%	(i)	10.75%				03/2026	959	956	—	939
EWC Growth Partners LLC&+	One stop	SF +	6.00%	(i)	10.75%				03/2026	1,125	1,125	—	1,103
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.75%				03/2026	38	38	—	36
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.75%				03/2026	107	107	—	105
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	14,093	13,790	0.3	10,992
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	7,800	7,491	0.2	6,084
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	6.75%	(h)(j)	7.81%	cash/	4.00%	PIK	03/2027	126	125	—	126
FSS Buyer LLC&+	One stop	SF +	5.00%	(h)	9.85%				08/2028	7,666	7,652	0.2	7,666
FSS Buyer LLC+	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.<+	One stop	SF +	5.25%	(i)	10.31%				06/2029	11,550	11,530	0.3	11,550
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(h)	11.15%				06/2028	64	62	—	64
HS Spa Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(2)	—	—
Learn-it Systems, LLC<+(25)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	3,381	3,377	0.1	3,381
Learn-it Systems, LLC+(25)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	1,991	1,985	0.1	1,991
Learn-it Systems, LLC+(25)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	847	844	—	847
Learn-it Systems, LLC+	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	—
Liminex, Inc.<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	35,650	35,614	0.9	35,650
Liminex, Inc.<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	23,516	23,443	0.6	23,516
Liminex, Inc.<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	15,953	15,763	0.4	15,953
Liminex, Inc.^<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	20,321	20,685	0.5	20,321
Litera Bidco, LLC~+	One stop	SF +	5.00%	(h)	9.85%				05/2028	5,201	5,213	0.1	5,201
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.85%				05/2028	1,060	1,053	—	1,060
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	—
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.70%				04/2029	456	414	—	410
Mario Purchaser, LLC<+	One stop	SF +	5.75%	(h)	10.70%				04/2029	11,384	11,329	0.3	11,270
Mario Purchaser, LLC+(25)	One stop	SF +	10.75%	(h)	15.70%	PIK			04/2032	4,428	4,447	0.1	4,384
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.70%				04/2029	5,241	5,268	0.1	5,188
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.70%				04/2028	14	14	—	14
NSG Buyer, Inc. *#&+	One stop	SF +	6.25%	(h)	11.20%				11/2029	34,332	34,267	0.9	34,589
NSG Buyer, Inc. +(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(2)	—	—
NSG Buyer, Inc. +(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. +	One stop	SF +	5.50%	(h)	10.35%				11/2029	1,785	1,779	0.1	1,785
PADI Holdco, Inc.*#	One stop	SF +	6.25%	(i)	11.46%				01/2027	21,353	21,136	0.5	21,353
PADI Holdco, Inc.+(8)(9)	One stop	E +	6.25%	(c)	9.76%				01/2027	20,130	20,416	0.5	20,130
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.66%				01/2027	823	814	—	823
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.35%				01/2027	$170	$168	—%	$170
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.67%				01/2027	214	212	—	214
Provenance Buyer LLC*#~<+	One stop	SF +	5.50%	(h)	10.45%				06/2027	20,797	20,617	0.5	19,756
Provenance Buyer LLC#&	One stop	SF +	5.50%	(h)	10.45%				06/2027	14,010	13,953	0.3	13,309
Provenance Buyer LLC+	One stop	SF +	5.50%	(h)	10.45%				06/2027	125	121	—	112
RW AM Holdco LLC#&+	One stop	SF +	5.25%	(i)	9.95%				04/2028	26,368	25,712	0.6	24,523
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(13)	—	(22)
Virginia Green Acquisition, LLC<+	One stop	SF +	5.25%	(j)	9.50%				12/2030	2,416	2,456	0.1	2,416
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%		N/A(6)				12/2029	—	—	—	—
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(j)	9.50%				12/2030	99	98	—	99
										384,276	382,358	9.4	375,442
Diversified Financial Services
Avalara, Inc.<+	One stop	SF +	6.25%	(i)	10.85%				10/2028	18,170	18,095	0.5	18,170
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP+	One stop	SF +	5.00%	(h)	9.85%				06/2031	3,301	3,255	0.1	3,301
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(10)	—	—
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(4)	—	—
Banker's Toolbox, Inc.&+	One stop	SF +	4.50%	(i)	9.10%				07/2027	20,569	20,521	0.5	20,569
Banker's Toolbox, Inc.+	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(d)	8.84%				07/2031	16,585	15,959	0.4	16,430
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	3.59%	cash/	8.00%	PIK	07/2032	1,935	1,861	0.1	1,916
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Finastra USA, Inc.<+	One stop	SF +	7.25%	(i)	12.18%				09/2029	5,373	5,292	0.1	5,393
Finastra USA, Inc.+	One stop	SF +	7.25%	(i)	12.18%				09/2029	46	45	—	46
Flash Topco, Inc.*&	One stop	SF +	5.75%	(i)	11.10%				10/2028	17,094	16,883	0.4	16,240
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	11.71%				10/2028	143	141	—	136
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	11.72%				12/2024	75	74	—	74
Higginbotham Insurance Agency, Inc.<+	One stop	SF +	4.50%	(h)	9.35%				11/2028	8,093	8,128	0.2	8,093
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	9.60%				11/2028	220	218	—	220
										91,604	90,456	2.3	90,588

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC<+	Senior secured	SF +	5.00%	(i)	9.75%	07/2027	$1,529	$1,521	—%	$1,529

Electrical Equipment
Power Grid Holdings, Inc.<+	One stop	SF +	4.75%	(i)	10.00%	12/2030	1,425	1,408	—	1,425
Power Grid Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)	12/2030	—	(2)	—	—
							1,425	1,406	—	1,425

Electronic Equipment, Instruments & Components
CST Holding Company&<	One stop	SF +	5.00%	(h)	9.95%	11/2028	34,063	33,123	0.8	34,063
CST Holding Company+(5)	One stop	SF +	5.00%		N/A(6)	11/2028	—	(3)	—	—
							34,063	33,120	0.8	34,063

Food & Staples Retailing
Mendocino Farms, LLC<+	One stop	SF +	5.50%	(h)	10.35%	03/2030	1,001	998	—	1,001
Mendocino Farms, LLC+(5)	One stop	SF +	5.50%		N/A(6)	03/2030	—	(1)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%		N/A(6)	03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	10.35%	03/2030	112	111	—	112
PDI TA Holdings, Inc.<+	One stop	SF +	5.25%	(h)(i)	10.47%	02/2031	1,143	1,138	—	1,143
PDI TA Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	02/2031	—	(1)	—	—
PDI TA Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	02/2031	—	(1)	—	—
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(i)	12.25%	07/2025	2,304	2,295	0.1	2,304
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	515	513	—	515
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	340	339	—	340
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	190	190	—	190
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	—	—	—	—
Wineshipping.com LLC&+	One stop	SF +	5.75%	(j)	10.74%	10/2027	9,674	9,545	0.3	9,190
Wineshipping.com LLC+	One stop	SF +	5.75%	(i)	11.20%	10/2027	265	259	—	251
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(i)	11.20%	10/2027	146	142	—	138
							15,690	15,527	0.4	15,184

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.<+	One stop	SF +	6.00%	(i)	10.60%				10/2030	$4,905	$4,843	0.1%	$4,905
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(7)	—	—
Borrower R365 Holdings, LLC^+	One stop	SF +	6.00%	(i)	10.75%				06/2027	18,823	18,811	0.5	18,823
Borrower R365 Holdings, LLC<+	One stop	SF +	6.00%	(i)	10.75%				06/2027	1,556	1,545	—	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.75%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)	10.33%				08/2030	13,432	13,301	0.3	13,298
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)	10.33%				08/2030	201	187	—	186
Kodiak Cakes, LLC^+	Senior secured	SF +	5.25%	(i)	10.50%				06/2028	46,378	45,974	1.2	46,378
Kodiak Cakes, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				06/2028	—	(5)	—	—
Louisiana Fish Fry Products, Ltd.*~<+	One stop	SF +	6.25%	(i)	11.00%				07/2027	13,700	13,669	0.4	13,564
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(i)	11.00%				07/2027	196	193	—	192
MAPF Holdings, Inc.*#~^&+	One stop	SF +	6.50%	(i)	11.25%				12/2026	51,975	51,816	1.2	46,258
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	11.25%				12/2026	600	593	—	534
MAPF Holdings, Inc.<+	One stop	SF +	6.50%	(i)	11.25%				12/2026	1,666	1,640	—	1,482
MAPF Holdings, Inc.+	One stop	N/A			19.00%				12/2026	1,214	1,187	—	1,076
P&P Food Safety Holdings, Inc.*~&+	One stop	SF +	6.00%	(i)	10.75%				12/2026	24,812	24,779	0.6	24,068
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(2)	—	(6)
Ultimate Baked Goods Midco LLC<+	One stop	SF +	6.25%	(i)	11.41%				08/2027	9,314	9,329	0.2	9,314
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(i)	11.40%				08/2027	48	31	—	48
Ultimate Baked Goods Midco LLC+	One stop	SF +	5.50%	(i)	10.66%				08/2027	1,926	1,917	—	1,926
Whitebridge Pet Brands, LLC*#&+	One stop	SF +	4.75%	(h)	9.70%				07/2027	26,358	26,339	0.7	26,358
Whitebridge Pet Brands, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited<+(8)(10)	One stop	SF +	6.00%	(i)	10.60%				03/2029	22,740	22,637	0.6	22,740
Wizard Bidco Limited<+(8)(9)(10)(25)	One stop	SN +	5.00%	(f)	8.45%	cash/	1.50%	PIK	03/2029	10,977	10,583	0.3	10,483
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%				03/2029	8,322	7,718	0.2	8,322
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(f)	9.70%				09/2028	200	183	—	192
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(43)	—	—
										259,574	257,447	6.3	251,928

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Aspen Medical Products, LLC#~+	One stop	SF +	4.75%	(h)	9.81%				06/2025	$5,013	$5,023	0.1%	$5,013
Aspen Medical Products, LLC<+	One stop	SF +	4.75%	(h)	9.81%				06/2025	321	320	—	321
Aspen Medical Products, LLC+	One stop	SF +	4.75%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.20%	(g)	11.29%				08/2028	7,744	7,750	0.2	7,638
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.20%	(c)	9.76%				08/2028	4,614	4,789	0.1	4,550
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.20%	(g)	11.29%				08/2028	1,912	1,912	0.1	1,886
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.20%	(f)	11.27%				08/2028	1,353	1,342	—	1,334
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.20%	(c)	9.55%				08/2028	1,101	1,087	—	1,086
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(f)	11.20%				08/2028	572	518	—	537
Belmont Instrument, LLC*#&	One stop	SF +	6.25%	(i)	10.85%				08/2028	14,504	14,397	0.4	14,504
Belmont Instrument, LLC+	One stop	SF +	6.25%	(i)	10.85%				08/2028	66	63	—	66
Blades Buyer, Inc.#~<+	Senior secured	SF +	5.00%	(h)	10.30%				03/2028	12,285	12,244	0.3	12,285
Blades Buyer, Inc.<+	Senior secured	SF +	5.25%	(h)	10.55%				03/2028	1,743	1,729	—	1,743
Blades Buyer, Inc.<+	Senior secured	SF +	5.00%	(h)	10.30%				03/2028	1,409	1,401	—	1,409
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(h)	10.05%				03/2028	60	57	—	58
Blue River Pet Care, LLC*#~&+	One stop	SF +	5.00%	(h)	9.95%				07/2026	62,942	63,036	1.6	62,942
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(h)	9.95%				07/2026	12,462	12,676	0.3	12,462
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,905	2,956	0.1	2,905
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,793	2,841	0.1	2,793
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,765	2,813	0.1	2,765
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,125	2,161	0.1	2,125
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	1,258	1,258	—	1,258
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	417	416	—	417
Blue River Pet Care, LLC+	One stop	P +	4.00%	(a)(h)	11.19%				07/2026	150	148	—	150
Blue River Pet Care, LLC+(5)	One stop	SF +	5.00%		N/A(6)				07/2026	—	(3)	—	—
CCSL Holdings, LLC*#~(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	21,060	21,007	0.5	20,903
CCSL Holdings, LLC<+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	5,685	5,701	0.1	5,642
CCSL Holdings, LLC<+(8)(9)	One stop	SN +	5.75%	(f)	10.70%				12/2028	3,579	3,350	0.1	3,552
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	3,497	3,467	0.1	3,472
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	2,906	2,878	0.1	2,884
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	120	118	—	116
CCSL Holdings, LLC+(5)(8)	One stop	SF +	5.75%		N/A(6)				12/2028	—	(6)	—	(7)
CCSL Holdings, LLC+(5)(8)(9)	One stop	E +	5.75%		N/A(6)				12/2028	—	—	—	(247)
CCSL Holdings, LLC+(5)(8)(9)	One stop	E +	5.75%		N/A(6)				12/2028	—	(46)	—	(48)
CMI Parent Inc.+	One stop	SF +	5.00%	(h)	9.85%				12/2026	22,581	22,476	0.6	22,468
CMI Parent Inc.~^+	One stop	SF +	5.00%	(h)	9.85%				12/2026	19,888	20,037	0.5	19,789
CMI Parent Inc.^+	Senior secured	SF +	5.00%	(h)	9.85%				12/2026	9,533	9,588	0.2	9,485
CMI Parent Inc.<+	One stop	SF +	5.00%	(h)	9.85%				12/2026	8,943	8,993	0.2	8,899
CMI Parent Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/2026	—	(1)	—	(3)
G & H Wire Company, Inc.+(7)(25)	One stop	SF +	9.00%	(i)	6.21%	cash/	8.00%	PIK	12/2025	12,622	11,929	0.2	6,564
G & H Wire Company, Inc.+(7)(25)	One stop	SF +	9.00%	(i)	6.21%	cash/	8.00%	PIK	12/2025	106	100	—	34
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	10.56%				06/2031	7,931	7,855	0.2	7,851
HuFriedy Group Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(8)	—	(9)
HuFriedy Group Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(16)	—	(17)
JHC Investment Intermediate Holdings, LLC+(25)	One stop	SF +	8.75%	(i)	7.45%	cash/	6.00%	PIK	03/2029	1,351	1,351	—	1,351
JHC Investment Intermediate Holdings, LLC+(7)(25)	One stop	SF +	8.75%	(i)	13.45%	PIK			03/2029	856	542	—	684
TIDI Legacy Products, Inc.<+	One stop	SF +	5.50%	(h)	10.35%				12/2029	3,520	3,584	0.1	3,520
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC<+	One stop	SF +	5.75%	(h)	10.87%				12/2029	4,430	4,428	0.1	4,430
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	—
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(9)	—	—
										269,122	268,251	6.5	261,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC <+	One stop	SF +	5.25%	(h)	10.20%				12/2027	$8,672	$8,621	0.2%	$8,672
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	10.22%				12/2027	8,152	8,194	0.2	8,152
AAH TOPCO, LLC +(25)	Subordinated debt	N/A			11.50%	PIK			12/2031	2,730	2,614	0.1	2,566
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	10.22%				12/2027	1,483	1,504	0.1	1,483
AAH TOPCO, LLC +(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(1)	—	—
Active Day, Inc.#+	One stop	SF +	5.00%	(h)	9.95%				08/2025	17,388	17,342	0.4	17,388
Active Day, Inc.#+	One stop	SF +	5.00%	(h)	9.95%				08/2025	1,343	1,339	—	1,343
Active Day, Inc.*#	One stop	SF +	5.00%	(h)	9.95%				08/2025	865	863	—	865
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.95%				08/2025	689	687	—	689
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.95%				08/2025	608	606	—	608
Active Day, Inc.*#	One stop	SF +	5.00%	(h)	9.95%				08/2025	597	596	—	597
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)				08/2025	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.95%				08/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.92%				03/2026	16,177	16,111	0.4	16,177
Acuity Eyecare Holdings, LLC+(25)	One stop	N/A			16.50%	PIK			06/2027	14,304	14,189	0.4	14,733
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	3,996	3,983	0.1	3,996
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.14%				03/2026	3,559	3,548	0.1	3,559
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(i)	11.00%				03/2026	3,504	3,493	0.1	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	3,138	3,140	0.1	3,138
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	11.22%				03/2026	2,006	1,995	—	2,006
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	1,829	1,833	—	1,829
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	11.15%				03/2026	1,023	1,019	—	1,023
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	443	442	—	443
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(i)	11.00%	cash/	6.75%	PIK	03/2026	279	278	—	279
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	11.39%				03/2026	212	211	—	212
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	163	163	—	163
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(i)	11.58%				03/2026	108	107	—	108
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(i)	11.12%	cash/	6.75%	PIK	03/2026	109	108	—	109
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%		N/A(6)				03/2026	—	—	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	15,672	15,862	0.4	15,672
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~+	One stop	SF +	6.00%	(i)	11.16%				03/2027	6,419	6,429	0.2	6,419
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^+	One stop	SF +	6.00%	(i)	11.16%				03/2027	5,365	5,366	0.1	5,365
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	3,400	3,378	0.1	3,400
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,300	1,293	—	1,300
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	11.35%				03/2027	837	836	—	837
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	11.35%				03/2027	397	397	—	397
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC<+(25)	One stop	SF +	6.75%	(i)	8.62%	cash/	3.38%	PIK	09/2030	2,716	2,655	0.1	2,689
Bamboo US Bidco LLC<+(8)(9)(25)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	1,882	1,752	0.1	1,863
Bamboo US Bidco LLC+(25)	One stop	SF +	6.75%	(i)	8.56%	cash/	3.38%	PIK	09/2030	201	196	—	197
Bamboo US Bidco LLC+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(13)	—	(4)
Community Care Partners, LLC<+	One stop	SF +	6.00%	(h)	10.96%				06/2026	3,490	3,445	0.1	3,385
CRH Healthcare Purchaser, Inc.<+	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	23,379	23,408	0.6	23,379
CRH Healthcare Purchaser, Inc.~<	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	6,318	6,305	0.2	6,318
CRH Healthcare Purchaser, Inc.~+	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	5,667	5,684	0.2	5,667
CRH Healthcare Purchaser, Inc.<+	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	4,281	4,273	0.1	4,281

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(i)	10.98%				06/2025	$240	$240	—%	$240
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.50%	(j)	10.81%				04/2031	771	757	—	764
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				04/2031	478	445	—	473
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	Senior secured	SF +	5.50%		N/A(6)				10/2024	—	—	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(2)	—	(2)
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(2)	—	(1)
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	15,592	15,351	0.4	15,047
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	8,137	8,013	0.2	7,852
Encorevet Group LLC~+	One stop	SF +	6.75%	(i)	11.96%				02/2027	4,209	4,143	0.1	4,061
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	2,140	2,108	0.1	2,065
Encorevet Group LLC~+	One stop	SF +	6.75%	(i)	11.96%				02/2027	1,888	1,859	0.1	1,823
Encorevet Group LLC~+	One stop	SF +	6.75%	(i)	11.96%				02/2027	1,176	1,137	—	1,135
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	977	945	—	943
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	962	939	—	928
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	921	898	—	888
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	833	814	—	804
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	422	409	—	408
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	358	349	—	345
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	175	171	—	169
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	168	163	—	162
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.73%				02/2027	94	92	—	90
Encorevet Group LLC+(25)	One stop	N/A			13.00%	PIK			05/2027	95	89	—	89
Encorevet Group LLC+	One stop	SF +	8.75%	(i)	13.50%				02/2027	5	5	—	5
ERC Topco Holdings, LLC&<+(7)(25)	One stop	SF +	6.25%	(i)	7.60%	cash/	3.25%	PIK	11/2028	26,963	22,760	0.4	16,178
ERC Topco Holdings, LLC+(7)(25)	One stop	SF +	6.25%	(i)	8.38%	cash/	3.25%	PIK	11/2027	232	195	—	112
ERC Topco Holdings, LLC&<+(7)(25)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	459	376	—	275
ERC Topco Holdings, LLC+(7)(25)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	2	2	—	2
FYI Optical Acquisitions, Inc. & FYI USA, Inc.<+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	11,272	11,322	0.3	11,272
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	4,074	4,107	0.1	4,074
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	2,775	2,811	0.1	2,774
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	2,642	2,673	0.1	2,642
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^+(8)(12)	One stop	SF +	5.75%	(i)	11.15%				03/2027	1,105	1,104	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.<+(8)(12)	One stop	SF +	5.75%	(i)	11.15%				03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	481	473	—	481
Heartland Veterinary Partners LLC<+	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	2,533	2,556	0.1	2,507
Heartland Veterinary Partners LLC<+	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	1,202	1,196	—	1,190
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.&+(8)(12)	Senior secured	SF +	4.50%	(i)	9.20%				03/2028	13,629	13,657	0.4	13,629
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2028	—	(2)	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(i)	9.10%				03/2028	3,179	3,163	0.1	3,179
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	$2,599	$2,589	0.1%	$2,599
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	2,386	2,377	0.1	2,386
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	1,526	1,527	0.1	1,526
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	1,395	1,388	—	1,395
Krueger-Gilbert Health Physics, LLC<+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	615	614	—	615
Krueger-Gilbert Health Physics, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				05/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	90	90	—	90
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.75%	(i)	10.50%				05/2026	671	668	—	671
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.<+(8)(9)(12)(25)	One stop	CA +	6.00%	(l)	8.25%	cash/	2.00%	PIK	05/2028	26,214	27,849	0.6	25,165
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#<(8)(12)	One stop	SF +	5.50%	(i)	10.25%				05/2028	5,882	5,818	0.1	5,646
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#<+(8)(12)	One stop	SF +	5.50%	(i)	10.25%				05/2028	4,150	4,075	0.1	3,984
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.75%				05/2028	1,641	1,695	—	1,576
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.75%				05/2028	855	868	—	821
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)(25)	One stop	SF +	6.00%	(i)	8.75%	cash/	2.00%	PIK	05/2028	130	125	—	125
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.80%				05/2026	76	58	—	65
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(2)	—	(4)
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	18,333	18,088	0.5	18,333
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	12,277	12,148	0.3	12,277
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	2,467	2,440	0.1	2,467
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	2,383	2,362	0.1	2,383
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	1,508	1,489	—	1,508
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	1,368	1,353	—	1,368
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	680	672	—	680
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	533	528	—	533
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	180	178	—	180
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	103	101	—	103
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.25%	(a)	12.25%				01/2027	290	269	—	290
Premise Health Holding Corp.<+	One stop	SF +	5.50%	(j)	10.76%				03/2031	1,391	1,385	—	1,391
Premise Health Holding Corp.+(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#&+	One stop	SF +	4.75%	(i)	10.15%				05/2027	25,098	25,160	0.6	25,098
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	10.15%				05/2027	2,595	2,579	0.1	2,595
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.03%				05/2027	2,170	2,163	0.1	2,170
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	9.96%				05/2027	1,192	1,188	—	1,192
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	10.10%				05/2027	1,092	1,088	—	1,092
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	738	735	—	738
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	245	244	—	245
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	216	215	—	216
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	202	201	—	202
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	9.96%				05/2027	202	201	—	202
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	79	79	—	79
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Suveto Buyer, LLC+	One stop	SF +	4.25%	(h)	9.20%				09/2027	27,743	27,736	0.7	27,639
Suveto Buyer, LLC+	One stop	SF +	4.25%	(a)(h)	9.58%				09/2027	196	193	—	194
										436,956	432,652	10.5	422,905

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Healthcare Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(i)	13.46%				09/2026	$535	$532	—%	$535
Amberfield Acquisition Co.&<+	One stop	SF +	5.00%	(i)	9.60%				05/2030	4,866	4,856	0.1	4,866
Amberfield Acquisition Co.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(31)	—	—
Amberfield Acquisition Co.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(2)	—	—
Color Intermediate, LLC<+	Senior secured	SF +	4.75%	(i)	9.45%				10/2029	17,565	17,523	0.4	17,565
Connexin Software, Inc.<+	One stop	SF +	8.50%	(i)	13.25%				03/2027	11,759	11,732	0.3	11,759
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.<+	One stop	SF +	7.75%	(h)(i)	13.00%				01/2029	6,032	6,016	0.2	6,032
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(i)	12.85%				01/2029	26	25	—	26
ESO Solution, Inc.^<+	One stop	SF +	7.00%	(i)	12.06%				05/2027	11,360	11,387	0.3	11,360
ESO Solution, Inc.+	One stop	SF +	7.00%	(i)	12.06%				05/2027	3,803	3,734	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	7.00%	(i)(j)	11.96%				03/2027	78	77	—	78
HealthEdge Software, Inc.+	One stop	SF +	4.75%	(h)	9.85%				07/2031	19,412	19,224	0.5	19,218
HealthEdge Software, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(25)	—	(26)
HealthEdge Software, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(42)	—	(43)
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	9.78%				07/2031	15,832	15,678	0.4	15,674
Kona Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	(18)	—	(19)
Kona Buyer, LLC+	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	(23)	—	(23)
Lacker Bidco Limited<+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	634	599	—	634
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	142	133	—	142
Lacker Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(2)	—	—
Neptune Holdings, Inc.~+	One stop	SF +	5.75%	(i)	10.35%				09/2030	16,180	16,362	0.4	16,180
Neptune Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(h)	7.35%	cash/	2.70%	PIK	08/2031	51,325	50,821	1.3	50,812
Netsmart Technologies, Inc.+(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(69)	—	(70)
Netsmart Technologies, Inc.+(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(34)	—	(34)
Plasma Buyer LLC<+	One stop	SF +	5.75%	(i)	10.35%				05/2029	8,036	7,876	0.2	7,795
Plasma Buyer LLC+	One stop	SF +	6.25%	(i)	10.88%				05/2029	182	177	—	173
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.35%				05/2028	62	59	—	60
QF Holdings, Inc.+	One stop	SF +	5.00%	(i)	10.35%				12/2027	931	926	—	931
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	11,150	11,119	0.3	11,261
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	10,853	10,720	0.3	10,962
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	7,151	7,131	0.2	7,222
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,839	1,834	—	1,857
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,634	1,630	—	1,651
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,226	1,222	—	1,238
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,022	1,019	—	1,031
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	817	815	—	825
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	163	162	—	164
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	86	86	—	88
Transaction Data Systems, Inc.*#~^+	One stop	SF +	4.50%	(i)	9.25%				02/2026	75,488	75,367	1.9	75,488
Transaction Data Systems, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				02/2026	—	(2)	—	—
Veranex, Inc.<+(7)(25)	Senior secured	SF +	6.75%	(j)	7.65%	cash/	4.25%	PIK	04/2028	3,385	3,320	0.1	2,403
Veranex, Inc.+(7)(25)	Senior secured	SF +	6.75%	(j)	7.81%	cash/	4.25%	PIK	04/2028	399	305	—	284
Veranex, Inc.+(7)(25)	Senior secured	SF +	6.75%	(j)	7.57%	cash/	4.25%	PIK	04/2028	102	88	—	72
										284,075	282,306	7.0	281,974

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#~+	One stop	SF +	6.00%	(i)	11.21%				08/2028	$13,680	$13,652	0.4%	$13,680
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	11.40%				08/2028	690	685	—	690
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.75%				08/2028	471	432	—	471
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.85%				08/2028	40	38	—	40
BJH Holdings III Corp.~&<+	One stop	SF +	4.50%	(i)	9.97%				08/2027	70,467	70,805	1.8	69,940
BJH Holdings III Corp.+	One stop	SF +	4.50%	(h)(i)	9.88%				08/2027	675	670	—	666
Cafe Rio Holding, Inc.*#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	18,006	18,005	0.4	17,827
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	3,210	3,195	0.2	3,178
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	2,157	2,157	0.1	2,135
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(h)	10.45%				09/2028	1,369	1,369	—	1,355
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	1,208	1,208	—	1,196
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	187	187	—	185
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	173	173	—	171
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	124	123	—	123
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	99	98	—	98
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	97	96	—	96
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	78	78	—	78
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	50	50	—	49
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	(1)
Davidson Hotel Company, LLC&+	One stop	SF +	5.25%	(h)	10.20%				07/2025	6,716	6,731	0.2	6,716
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(h)	10.20%				07/2025	1,160	1,159	—	1,160
Davidson Hotel Company, LLC+	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC#~+	One stop	SF +	5.25%	(h)	10.10%				01/2028	11,063	11,051	0.3	10,981
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.92%				01/2028	2,830	2,809	0.1	2,809
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	10.19%				01/2028	1,802	1,786	0.1	1,788
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,773	1,762	0.1	1,761
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,486	1,475	0.1	1,475
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,235	1,230	—	1,226
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,093	1,090	—	1,084
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,069	1,061	—	1,061
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	10.10%				01/2028	450	446	—	446
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	(1)
EOS Fitness Opco Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	(106)	—	(106)
ESN Venture Holdings, LLC*~&	One stop	SF +	5.75%	(i)	10.35%				10/2028	5,409	5,348	0.1	5,409
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.93%				10/2028	924	919	—	924
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	817	809	—	817
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	375	372	—	375
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.85%				10/2028	265	261	—	265
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	209	201	—	209
ESN Venture Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(69)	—	—
Freddy's Frozen Custard LLC<+	One stop	SF +	5.00%	(h)	10.20%				03/2027	1,397	1,393	—	1,397
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(h)	10.20%				03/2027	10	9	—	10
GFP Atlantic Holdco 2, LLC<+	One stop	SF +	6.00%	(i)	11.13%				11/2027	1,078	1,076	—	1,078
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(3)	—	—
Harri US LLC^+(25)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	1,251	1,193	—	1,211
Harri US LLC+(25)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	847	835	—	821
Harri US LLC+(25)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	822	811	—	797
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(1)	—	(2)
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(39)	—	(41)
Health Buyer, LLC<+	Senior secured	SF +	5.25%	(i)	9.85%				04/2029	3,893	3,881	0.1	3,853
Health Buyer, LLC<+	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	1,776	1,753	0.1	1,776
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	714	703	—	714

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	$—	$—	—%	$—
Health Buyer, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(1)	—	—
PB Group Holdings, LLC+(25)	One stop	SF +	5.50%	(h)	7.60%	cash/	2.75%	PIK	08/2030	36,728	36,547	0.9	36,544
PB Group Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(22)	—	(22)
SDC Holdco, LLC+	One stop	SF +	5.00%	(i)	9.60%				06/2031	21,737	21,632	0.6	21,737
SDC Holdco, LLC+(25)	Second lien	SF +	8.50%	(i)	13.10%	PIK			06/2032	3,340	3,317	0.1	3,340
SDC Holdco, LLC+	One stop	SF +	5.00%	(i)	9.66%				06/2031	192	183	—	192
SSRG Holdings, LLC+	One stop	SF +	5.00%	(i)	10.25%				11/2027	12,533	12,473	0.3	12,470
SSRG Holdings, LLC~&+	One stop	SF +	5.00%	(i)	9.60%				11/2027	7,784	7,878	0.2	7,744
SSRG Holdings, LLC+	One stop	SF +	5.00%	(i)	9.60%				11/2027	817	806	—	804
SSRG Holdings, LLC<+	One stop	SF +	5.00%	(i)	9.60%				11/2027	613	611	—	611
Super REGO, LLC+(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	108	106	—	108
YE Brands Holding, LLC~<+	One stop	SF +	4.75%	(i)	9.35%				10/2027	17,632	17,828	0.4	17,632
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.40%				10/2027	933	927	—	933
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.47%				10/2027	54	54	—	54
										265,716	265,305	6.6	264,137
Household Products
WU Holdco, Inc.~+	One stop	SF +	5.00%	(i)	9.60%				03/2027	4,849	4,867	0.1	4,849
WU Holdco, Inc.<+	One stop	SF +	5.00%	(i)	9.60%				03/2027	1,713	1,709	0.1	1,713
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.60%				03/2027	446	443	—	446
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.60%				03/2027	1,567	1,557	—	1,567
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.73%				03/2027	61	60	—	61
										8,636	8,636	0.2	8,636
Industrial Conglomerates
Arch Global CCT Holdings Corp.#<+	Senior secured	SF +	4.75%	(i)	9.44%				04/2026	3,193	3,194	0.1	3,128
Arch Global CCT Holdings Corp.<+	Senior secured	SF +	4.75%	(i)	9.45%				04/2026	642	632	—	629
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.44%				04/2026	596	587	—	585
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(a)(i)	9.58%				04/2025	93	93	—	93
Dwyer Instruments, Inc.<+	One stop	SF +	5.75%	(i)	10.45%				07/2027	5,827	5,824	0.2	5,827
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(i)	10.45%				07/2027	1,477	1,465	—	1,477
Dwyer Instruments, Inc.<+	One stop	SF +	5.75%	(i)	10.45%				07/2027	472	468	—	472
Dwyer Instruments, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(2)	—	—
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	10.29%				06/2031	11,514	11,403	0.3	11,399
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(13)	—	(14)
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(11)	—	(23)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(58)	—	(84)
Excelitas Technologies Corp.<+	One stop	SF +	5.25%	(i)	9.85%				08/2029	10,022	9,958	0.2	9,920
Excelitas Technologies Corp.<+(8)(9)	One stop	E +	5.25%	(c)	8.60%				08/2029	1,919	1,792	—	1,901
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2028	—	(3)	—	(4)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(3)	—	(3)
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.25%	(g)	11.34%				11/2027	11,146	11,110	0.3	11,146
Specialty Measurement Bidco Limited<+(8)(9)(10)	One stop	E +	6.25%	(c)	9.76%				11/2027	10,428	10,847	0.3	10,428
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.76%				11/2027	5,129	4,905	0.1	5,129
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.50%	(g)	11.59%				11/2027	2,020	2,045	0.1	2,040
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.50%	(g)	11.59%				11/2027	3,767	3,736	0.1	3,805
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(c)	10.01%				11/2027	4,543	4,431	0.1	4,588
										72,788	72,399	1.8	72,439

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.*#~^+	One stop	SF +	4.75%	(i)	9.96%				11/2029	$37,070	$37,068	0.9%	$36,885
Accession Risk Management Group, Inc.~^+	One stop	SF +	4.75%	(i)	9.81%				11/2029	9,499	9,399	0.2	9,453
Accession Risk Management Group, Inc.&+	One stop	SF +	4.75%	(i)	9.69%				11/2029	8,361	8,353	0.2	8,319
Accession Risk Management Group, Inc.&<+	One stop	SF +	4.75%	(i)	9.53%				11/2029	5,249	5,307	0.1	5,223
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2029	—	(17)	—	(13)
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2029	—	(4)	—	(3)
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.79%				11/2029	7,243	7,242	0.2	7,207
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2029	—	(134)	—	(111)
Alera Group, Inc.^<+	One stop	SF +	5.25%	(h)	10.10%				10/2028	35,416	35,476	0.9	35,416
Alera Group, Inc.&+	One stop	SF +	5.25%	(h)	10.10%				10/2028	10,065	10,064	0.3	10,065
Alera Group, Inc.&+	One stop	SF +	5.25%	(h)	10.10%				10/2028	4,018	4,083	0.1	4,018
Alera Group, Inc.+	One stop	SF +	5.75%	(h)	10.60%				10/2028	1,063	1,082	—	1,080
AMBA Buyer, Inc.&+	One stop	SF +	5.25%	(i)	9.95%				07/2027	4,468	4,479	0.1	4,468
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.95%				07/2027	1,330	1,328	—	1,330
AMBA Buyer, Inc.<+	One stop	SF +	5.25%	(i)	9.95%				07/2027	1,122	1,118	—	1,122
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.95%				07/2027	162	162	—	162
Ben Nevis Midco Limited<+(8)(10)	One stop	SF +	5.50%	(h)	10.35%				03/2028	561	551	—	561
Ben Nevis Midco Limited<+(8)(10)	One stop	SF +	5.50%	(i)	10.56%				03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(h)	10.34%				03/2028	60	59	—	60
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(h)	10.36%				03/2028	92	85	—	92
Captive Resources Midco, LLC<+(25)	One stop	SF +	5.25%	(h)	10.10%				07/2029	15,470	15,443	0.4	15,470
Captive Resources Midco, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.<+	One stop	SF +	7.50%	(i)	12.56%				03/2029	6,246	6,215	0.2	6,246
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC<+	One stop	SF +	5.25%	(i)	10.06%				12/2030	1,735	1,772	—	1,739
Doxa Insurance Holdings LLC+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	10.22%				12/2030	1,434	1,439	—	1,438
Doxa Insurance Holdings LLC+(5)	One stop	SF +	5.00%		N/A(6)				12/2030	—	(27)	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	1,089	1,032	—	1,079
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	81	69	—	76
Illumifin Corporation<+(25)	One stop	SF +	7.00%	(i)	6.54%	cash/	6.00%	PIK	09/2027	4,565	4,376	0.1	4,018
Integrated Specialty Coverages, LLC<+	One stop	SF +	6.00%	(h)(i)(j)	10.98%				07/2030	5,051	5,021	0.1	5,051
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+	One stop	SF +	6.00%	(h)(i)(j)	10.88%				07/2030	1,008	987	—	1,008
Integrity Marketing Acquisition, LLC~&+	One stop	SF +	5.00%	(i)	10.07%				08/2028	44,556	44,205	1.1	44,110
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(14)	—	(39)
J.S. Held Holdings, LLC~^<+	One stop	SF +	5.50%	(i)	10.25%				12/2026	22,378	22,364	0.6	22,154
J.S. Held Holdings, LLC&+	One stop	SF +	5.50%	(i)	10.25%				12/2026	5,400	5,384	0.1	5,346
J.S. Held Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.25%				12/2026	5,223	5,207	0.1	5,171
J.S. Held Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.25%				12/2026	5,055	5,046	0.1	5,005
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	10.25%				12/2026	160	158	—	159
J.S. Held Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2026	—	(6)	—	(6)
Keystone Agency Partners LLC<+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	3,558	3,534	0.1	3,558
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	2,039	2,031	0.1	2,039
Keystone Agency Partners LLC&+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	2,875	2,926	0.1	2,875
Keystone Agency Partners LLC<+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	618	617	—	618
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	$2,108	$2,086	0.1%	$2,108
Majesco~^<	One stop	SF +	4.75%	(i)	9.35%				09/2028	28,248	28,283	0.7	28,248
Majesco+(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	6.00%	(c)	9.49%				02/2029	789	768	—	789
Norvax, LLC^<+(8)	Senior secured	SF +	8.00%	(h)	12.95%				09/2025	39,654	38,981	1.0	38,860
Norvax, LLC<+(8)	Senior secured	SF +	8.00%	(h)	12.95%				09/2025	12,271	12,048	0.3	12,026
Oakbridge Insurance Agency LLC<+	One stop	SF +	5.50%	(h)	10.66%				11/2029	2,281	2,320	0.1	2,281
Oakbridge Insurance Agency LLC+	One stop	P +	4.50%	(a)(h)	12.07%				11/2029	30	30	—	30
Oakbridge Insurance Agency LLC+	One stop	SF +	5.50%	(h)	10.66%				11/2029	91	90	—	91
Pareto Health Intermediate Holdings, Inc.&+	One stop	SF +	6.25%	(i)	10.85%				05/2030	22,115	22,045	0.6	22,115
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.25%	(i)	10.85%				05/2030	7,372	7,348	0.2	7,372
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC&<+	One stop	SF +	5.00%	(i)	9.75%				10/2028	15,445	15,443	0.4	15,368
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.75%				10/2028	3,156	3,142	0.1	3,141
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(h)	9.95%				10/2028	35	27	—	35
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	1,481	1,476	—	1,447
People Corporation<+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.83%				02/2028	24,688	25,371	0.6	24,688
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.83%				02/2028	20,716	20,701	0.5	20,716
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.83%				02/2028	8,101	8,442	0.2	8,101
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.59%				02/2028	6,802	6,703	0.2	6,802
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.37%				02/2027	71	71	—	71
										450,152	449,223	11.1	447,112
Internet & Direct Marketing Retail
Revalize, Inc.~^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	20,510	20,188	0.5	19,279
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	12,005	11,826	0.3	11,284
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	5,952	5,863	0.1	5,595
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	3,585	3,513	0.1	3,370
Revalize, Inc.<+	One stop	SF +	5.75%	(i)	11.15%				04/2027	2,440	2,385	0.1	2,294
Revalize, Inc.<+	One stop	SF +	5.75%	(i)	11.15%				04/2027	2,396	2,312	—	2,253
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.15%				04/2027	234	221	—	219
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.80%				04/2027	252	236	—	224
										47,374	46,544	1.1	44,518
IT Services
Acquia, Inc.^+	One stop	SF +	7.00%	(i)	12.46%				10/2025	12,020	12,030	0.3	12,020
Acquia, Inc.+	One stop	SF +	7.00%	(i)	12.47%				10/2025	44	44	—	44
Acquia, Inc.+	One stop	SF +	7.00%	(i)	12.46%				10/2025	1,083	1,080	—	1,083
CivicPlus, LLC^+(25)	One stop	SF +	5.75%	(i)	10.96%				08/2027	9,175	9,190	0.2	9,175
CivicPlus, LLC<+(25)	One stop	SF +	5.75%	(i)	10.96%				08/2027	5,430	5,442	0.2	5,430
CivicPlus, LLC<+(25)	One stop	SF +	5.75%	(i)	10.96%				08/2027	4,301	4,308	0.1	4,301
CivicPlus, LLC+(25)	One stop	SF +	11.75%	(i)(j)	17.00%	PIK			06/2034	552	548	—	552
CivicPlus, LLC+	One stop	SF +	8.50%		N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.<+(25)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	5,254	5,252	0.1	5,201
Critical Start, Inc.<+(25)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	2,413	2,384	0.1	2,388
Critical Start, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	(1)	—	(2)
Delinea Inc.^+	One stop	SF +	5.75%	(i)	10.50%				03/2028	22,609	22,618	0.6	22,609
Delinea Inc.#^	One stop	SF +	5.75%	(i)	10.50%				03/2028	13,127	13,128	0.3	13,127
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(1)	—	—
Delinea Inc.<	One stop	SF +	6.00%	(i)	10.75%				03/2028	11,500	11,486	0.3	11,500
Goldcup 31018 AB<+(8)(9)(17)(25)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	14,282	13,351	0.4	14,283
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	1,332	1,269	—	1,332

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	$—	$(1)	—%	$—
Netwrix Corporation*&+	One stop	SF +	5.50%	(i)	10.56%				06/2029	7,975	7,980	0.2	7,975
Netwrix Corporation+(5)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation+	One stop	SF +	5.50%	(i)	10.56%				06/2029	386	384	—	422
Optimizely North America, Inc.#^<	One stop	SF +	5.25%	(i)	10.00%				04/2026	25,860	25,849	0.6	25,860
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.50%	(c)	8.85%				04/2026	23,933	24,037	0.6	23,933
Optimizely North America, Inc.*#^	One stop	SF +	5.25%	(i)	10.00%				04/2026	14,317	14,346	0.4	14,317
Optimizely North America, Inc.*<	One stop	SF +	5.25%	(i)	10.00%				04/2026	7,956	7,951	0.2	7,956
Optimizely North America, Inc.+	One stop	SF +	5.25%		N/A(6)				04/2026	—	—	—	—
PDQ Intermediate, Inc.+(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	114	113	—	114
Recordxtechnologies, LLC#~<	One stop	SF +	5.25%	(i)	9.85%				12/2027	18,874	19,063	0.5	18,874
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.85%				12/2027	1,769	1,786	—	1,769
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.85%				12/2027	2	—	—	2
Recordxtechnologies, LLC<+	One stop	SF +	5.25%	(i)	9.85%				12/2027	894	886	—	894
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.85%				12/2027	12,553	12,439	0.3	12,553
ReliaQuest Holdings, LLC<+(25)	One stop	SF +	6.75%	(i)	8.37%	cash/	3.63%	PIK	04/2031	11,710	11,711	0.3	11,710
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(5)	—	—
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(2)	—	—
Saturn Borrower Inc.~<+	One stop	SF +	6.50%	(i)	11.25%				09/2026	27,535	27,313	0.7	26,983
Saturn Borrower Inc.+	One stop	SF +	6.50%	(h)(i)	11.28%				09/2026	444	437	—	434
WPEngine, Inc.<+	One stop	SF +	6.50%	(i)	11.62%				08/2029	5,438	5,419	0.1	5,438
WPEngine, Inc.+	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.<+	One stop	SF +	6.50%	(i)	11.56%				07/2027	1,413	1,406	—	1,385
Zarya Holdco, Inc.<+	One stop	SF +	6.50%	(i)	11.56%				07/2027	7,247	7,296	0.2	7,102
Zarya Holdco, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	(2)
										271,542	270,535	6.7	270,762

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC+	One stop	SF +	4.75%	(h)	9.61%				09/2031	$57,121	$56,836	1.4%	$56,836
Crunch Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(39)	—	(39)
Movement Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				03/2030	841	839	—	841
Movement Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(2)	—	—
WBZ Investment, LLC#&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	7,804	7,804	0.2	7,804
WBZ Investment, LLC&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	1,717	1,717	0.1	1,717
WBZ Investment, LLC&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	1,194	1,194	—	1,194
WBZ Investment, LLC&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop	SF +	6.75%		N/A(6)				03/2027	—	—	—	—
										69,305	68,977	1.7	68,981
Life Sciences Tools & Services
Celerion Buyer, Inc.*#~	One stop	SF +	5.50%	(i)	10.73%				11/2029	29,605	29,352	0.7	29,605
Celerion Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(68)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.35%				06/2031	8,869	8,826	0.2	8,869
Graphpad Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(4)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.35%				06/2031	222	211	—	222
PAS Parent Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(18)	—	(39)
PAS Parent Inc.*#~&<+	One stop	SF +	5.00%	(h)	9.85%				12/2028	55,514	55,532	1.4	54,960
PAS Parent Inc.+	One stop	SF +	5.00%	(h)	9.85%				12/2027	130	124	—	124
PAS Parent Inc.+	One stop	SF +	5.00%	(h)	9.85%				12/2028	2,643	2,664	0.1	2,608
Reaction Biology Corporation#+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	8,600	8,374	0.2	6,622
Reaction Biology Corporation+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	2,861	2,482	0.1	2,203
Reaction Biology Corporation+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	1,903	1,650	—	1,465
Reaction Biology Corporation+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	306	278	—	236
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	1,400	1,387	—	1,372
Unchained Labs, LLC<+	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	1,182	1,167	—	1,158
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	(1)	—	(2)
										113,235	111,955	2.7	109,403
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.75%	(i)	9.81%				08/2031	10,508	10,405	0.3	10,403
AI Titan Parent, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(10)	—	(11)
AI Titan Parent, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(13)	—	(13)
Blackbird Purchaser, Inc.<+	One stop	SF +	5.50%	(i)	10.10%				12/2030	4,476	4,559	0.1	4,476
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	10.10%				12/2030	265	264	—	265
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	10.10%				12/2029	15	15	—	15
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(i)	10.25%	cash/	1.50%	PIK	05/2025	13,837	13,816	0.3	13,145
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(i)	10.25%	cash/	1.50%	PIK	05/2025	1,308	1,300	—	1,242
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(i)	10.25%	cash/	1.50%	PIK	05/2025	255	250	—	228
										30,664	30,586	0.7	29,750
Marine
Project Nike Purchaser, LLC&+	One stop	SF +	5.25%	(i)	9.85%				04/2029	33,867	34,038	0.9	33,529
Project Nike Purchaser, LLC<+	One stop	SF +	5.25%	(i)	9.85%				04/2029	750	747	—	742
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.85%				04/2029	250	248	—	246
										34,867	35,033	0.9	34,517
Media
Lotus Topco, Inc.+	One stop	SF +	4.75%	(j)	9.00%				06/2030	5,164	5,127	0.1	5,164
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(7)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	$—	$(18)	$—%	$—
Triple Lift, Inc.^+	One stop	SF +	5.75%	(i)	10.71%				05/2028	7,300	7,203	0.2	7,008
Triple Lift, Inc.<+	One stop	SF +	5.75%	(i)	10.71%				05/2028	1,557	1,526	—	1,495
Triple Lift, Inc.+	One stop	SF +	5.75%	(i)	11.20%				05/2028	54	52	—	50
										14,075	13,883	0.3	13,717
Multiline Retail
Fleet Farm Group, LLC*#+(7)	One stop	SF +	7.00%	(j)	12.56%				12/2026	43,652	43,416	0.8	31,866

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.50%	(h)	11.45%				05/2025	25,451	25,549	0.7	25,451
3ES Innovation, Inc.+(8)(12)	One stop	SF +	6.50%		N/A(6)				05/2025	—	—	—	—
Envernus, Inc.<+	One stop	SF +	5.50%	(h)	10.35%				12/2029	5,131	5,222	0.1	5,131
Envernus, Inc.+	One stop	SF +	5.50%	(h)	10.35%				12/2029	5	5	—	5
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Project Power Buyer, LLC*#~<+	One stop	SF +	6.75%	(i)	11.35%				05/2026	53,171	53,103	1.3	53,171
Project Power Buyer, LLC+	One stop	SF +	6.75%		N/A(6)				05/2025	—	—	—	—
										83,758	83,879	2.1	83,758
Paper & Forest Products
Messenger, LLC#~<+	One stop	SF +	5.75%	(i)	10.50%				12/2027	14,397	14,417	0.4	14,397
Messenger, LLC+(8)(9)	One stop	SN +	5.75%	(f)	10.80%				12/2027	926	875	—	926
Messenger, LLC+	One stop	SF +	5.75%	(i)	10.50%				12/2027	520	519	—	520
Messenger, LLC+(8)(9)	One stop	SN +	5.75%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC~+	One stop	SF +	5.75%	(i)	11.15%				12/2027	1,508	1,537	0.1	1,508
Messenger, LLC<+	One stop	SF +	5.75%	(i)	10.50%				12/2027	756	756	—	756
Messenger, LLC+	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	—
										18,107	18,104	0.5	18,107
Personal Products
IMPLUS Footcare, LLC+(25)	One stop	SF +	8.75%	(i)	12.51%	cash/	1.00%	PIK	07/2025	30,500	30,500	0.7	27,450
IMPLUS Footcare, LLC+(25)	One stop	SF +	8.75%	(i)	12.51%	cash/	1.00%	PIK	07/2025	5,209	5,209	0.1	4,688
IMPLUS Footcare, LLC*+(25)	One stop	SF +	8.75%	(i)	12.51%	cash/	1.00%	PIK	07/2025	751	751	—	675
										36,460	36,460	0.8	32,813

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#~&	One stop	SF +	5.50%	(i)	10.75%				02/2029	$30,144	$29,977	0.8%	$30,144
ACP Ulysses Buyer, Inc.*<	One stop	SF +	5.50%	(i)	10.75%				02/2029	1,303	1,285	—	1,303
Amalthea Parent, Inc.*#~^&<+(8)	One stop	SF +	5.00%	(j)	10.75%				03/2027	87,644	85,520	2.1	82,385
Amalthea Parent, Inc.+(8)	One stop	SF +	5.00%	(h)	9.96%				03/2027	360	338	—	328
Apothecary Products, LLC+	Senior secured	SF +	5.75%	(j)	10.59%				07/2025	2,321	2,310	0.1	2,321
Apothecary Products, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				07/2025	—	(3)	—	—
Caerus Midco 3 S.A.R.L.<+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	29,411	29,445	0.7	29,117
Caerus Midco 3 S.A.R.L.<+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	4,876	4,879	0.1	4,827
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	1,986	1,962	—	1,941
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	315	311	—	308
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(h)	9.87%				05/2029	262	259	—	256
Cobalt Buyer Sub, Inc.&+	One stop	SF +	5.50%	(h)	10.35%				10/2028	14,836	14,789	0.4	14,651
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	10.35%				10/2028	4,975	4,957	0.1	4,913
Cobalt Buyer Sub, Inc.<+	One stop	SF +	5.50%	(h)	10.35%				10/2028	3,758	3,684	0.1	3,711
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	10.35%				10/2027	146	130	—	128
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	10.35%				10/2028	6,397	6,319	0.2	6,317
Cobalt Buyer Sub, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(78)	—	(80)
Spark Bidco Limited<+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	37,712	37,449	0.9	36,204
Spark Bidco Limited<+(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.95%				08/2028	5,558	5,133	0.1	5,558
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	4,571	3,962	0.1	4,388
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(i)	10.60%				08/2028	3,991	3,984	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	3,999	3,624	0.1	3,840
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(5)	—	(8)
										244,565	240,231	5.9	236,543
Professional Services
ALKU Intermediate Holdings, LLC<+	One stop	SF +	6.25%	(j)	10.50%				5/1/2029	6,797	6,824	0.2	6,882
ALKU Intermediate Holdings, LLC<+	One stop	SF +	5.50%	(j)	9.75%				5/1/2029	751	743	—	751
bswift, LLC<+	One stop	SF +	6.38%	(i)	11.68%				11/1/2028	7,681	7,664	0.2	7,817
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(i)	10.32%				10/1/2027	8,058	8,077	0.2	8,058
Citrin Cooperman Advisors LLC&+	One stop	SF +	5.00%	(i)	10.32%				10/1/2027	3,498	3,449	0.1	3,498
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(i)	10.42%				10/1/2027	1,038	1,029	—	1,038
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(i)	10.67%				10/1/2027	664	663	—	664
Citrin Cooperman Advisors LLC<+	One stop	SF +	5.25%	(i)	10.67%				10/1/2027	253	253	—	253
DISA Holdings Corp.<+	Senior secured	SF +	5.00%	(i)	10.02%				9/1/2028	5,242	5,207	0.1	5,242
DISA Holdings Corp.<+	Senior secured	SF +	5.00%	(i)	10.02%				9/1/2028	808	796	—	808
DISA Holdings Corp.+	One stop	SF +	5.00%	(i)	10.02%				9/1/2028	691	682	—	691
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	10.02%				9/1/2028	611	604	—	611
DISA Holdings Corp.+(25)	Subordinated debt	SF +	8.50%	(h)	11.51%	cash/	2.00%	PIK	3/1/2029	104	103	—	104
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	10.11%				9/1/2028	70	65	—	70
DISA Holdings Corp.+(5)	Senior secured	SF +	5.00%		N/A(6)				9/1/2028	—	(2)	—	—
Eclipse Buyer, Inc.+	One stop	SF +	4.75%	(i)	9.74%				9/1/2031	14,283	14,141	0.4	14,140
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(69)	—	(18)
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(12)	—	(12)
Eliassen Group, LLC<+	One stop	SF +	5.75%	(i)	10.35%				4/1/2028	2,149	2,132	0.1	2,084
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.88%				4/1/2028	145	144	—	140
Filevine, Inc.^+(25)	One stop	SF +	6.50%	(i)	9.47%	cash/	2.50%	PIK	4/1/2027	8,241	8,279	0.2	8,344
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				4/1/2027	—	—	—	—
IG Investments Holdings, LLC&+	One stop	SF +	6.00%	(i)	11.35%				9/1/2028	9,122	9,107	0.2	9,122
IG Investments Holdings, LLC&+	One stop	SF +	6.00%	(i)	11.35%				9/1/2028	782	776	—	782
IG Investments Holdings, LLC+	One stop	SF +	6.00%		N/A(6)				9/1/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^&<	One stop	SF +	5.25%	(i)	10.65%				11/1/2028	34,023	33,720	0.8	33,004
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(i)	10.72%				11/1/2028	$791	$785	—%	$767
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(i)	10.65%				11/1/2028	306	298	—	292
PlanSource Holdings, Inc.<+	One stop	SF +	6.25%	(j)	11.64%				6/1/2025	14,234	14,287	0.4	14,091
PlanSource Holdings, Inc.<+	One stop	SF +	6.25%	(j)	11.64%				6/1/2025	2,416	2,413	0.1	2,391
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(j)	11.64%				6/1/2025	695	695	—	689
PlanSource Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				6/1/2025	—	—	—	(3)
Procure Acquireco, Inc.#~&+	One stop	SF +	5.00%	(j)	9.99%				12/1/2028	24,925	24,975	0.6	24,925
Procure Acquireco, Inc.+	One stop	SF +	5.00%	(i)	9.75%				12/1/2028	1,145	1,145	—	1,145
Procure Acquireco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/1/2028	—	(1)	—	—
Teaching Company, The+	One stop	SF +	5.75%	(j)	11.09%				1/1/2026	13,614	13,614	0.4	13,614
Teaching Company, The+	One stop	SF +	5.75%		N/A(6)				1/1/2026	—	—	—	—
Varicent Intermediate Holdings Corporation+(25)	One stop	SF +	6.00%	(i)	7.35%	cash/	3.25%	PIK	8/1/2031	46,971	46,283	1.2	46,267
Varicent Intermediate Holdings Corporation+(5)	One stop	SF +	6.00%		N/A(6)				8/1/2031	—	(91)	—	(93)
Varicent Intermediate Holdings Corporation+(5)	One stop	SF +	6.00%		N/A(6)				8/1/2031	—	(89)	—	(90)
										210,108	208,689	5.2	208,068
%

Real Estate Management & Development
Inhabit IQ Inc.&<	One stop	SF +	5.50%	(h)	10.45%	07/2025	37,583	37,792	1.0	37,583
Inhabit IQ Inc.#~+	One stop	SF +	5.50%	(h)	10.45%	07/2025	21,694	21,725	0.6	21,694
Inhabit IQ Inc.~+	One stop	SF +	5.50%	(h)	10.45%	07/2025	15,607	15,632	0.4	15,607
Inhabit IQ Inc.*^	One stop	SF +	5.50%	(h)	10.45%	07/2025	21,366	21,484	0.5	21,366
Inhabit IQ Inc.*#~	One stop	SF +	5.50%	(h)	10.45%	07/2025	7,460	7,456	0.2	7,460
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	3,988	3,998	0.1	3,988
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,745	1,744	—	1,745
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,478	1,477	—	1,478
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,461	1,461	—	1,461
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,166	1,165	—	1,166
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	614	614	—	614
Inhabit IQ Inc.+	One stop	SF +	5.50%		N/A(6)	07/2025	—	—	—	—
Inhabit IQ Inc.<	One stop	SF +	5.50%	(h)	10.45%	07/2025	680	680	—	680
MRI Software, LLC*~^+	One stop	SF +	4.75%	(i)	9.35%	02/2027	28,915	29,128	0.7	28,625
MRI Software, LLC~^&+	One stop	SF +	4.75%	(i)	9.35%	02/2027	13,155	13,261	0.3	13,023
MRI Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)	02/2027	—	(25)	—	(31)
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.35%	02/2027	947	942	—	938
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.35%	02/2027	3,217	3,134	0.1	3,086
RPL Bidco Limited<+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2028	6,052	5,865	0.2	6,052
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2028	27,932	28,284	0.7	27,932
RPL Bidco Limited<+(8)(9)(10)	One stop	A +	5.50%	(e)	9.85%	08/2028	12,173	11,762	0.3	12,173
RPL Bidco Limited<+(8)(9)(10)	One stop	A +	5.50%	(e)	9.87%	08/2028	2,955	3,036	0.1	2,955
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							210,188	210,615	5.2	209,595
Road & Rail
Internet Truckstop Group, LLC~+	One stop	SF +	5.50%	(i)	10.25%	04/2027	28,632	28,669	0.7	28,346
Internet Truckstop Group, LLC&+	One stop	SF +	5.50%	(i)	10.25%	04/2027	12,553	12,523	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop	SF +	5.50%		N/A(6)	04/2027	—	(3)	—	(3)
							41,185	41,189	1.0	40,770

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^<+	One stop	SF +	5.25%	(i)	9.85%				06/2029	$24,680	$24,917	0.6%	$24,680
Anaplan, Inc.+	One stop	SF +	5.25%	(i)	9.85%				06/2029	13,000	12,969	0.3	13,000
Anaplan, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC~^+	One stop	SF +	4.75%	(i)	9.35%				03/2028	55,159	55,072	1.4	55,159
Appfire Technologies, LLC+	One stop	SF +	4.75%	(i)	9.35%				03/2028	1,603	1,562	0.1	1,603
Appfire Technologies, LLC+(5)	One stop	SF +	4.75%		N/A(6)				03/2028	—	(3)	—	—
Appfire Technologies, LLC+(5)	One stop	SF +	4.75%		N/A(6)				03/2028	—	(124)	—	—
Aras Corporation^<+(25)	One stop	SF +	5.50%	(i)	10.10%				04/2029	28,740	28,732	0.7	28,740
Aras Corporation+	One stop	SF +	5.50%	(i)	10.10%				04/2029	1,217	1,195	—	1,217
Armstrong Bidco Limited<+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	5,815	5,361	0.2	5,815
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	3,034	2,728	0.1	3,034
Arrow Buyer, Inc.<+	One stop	SF +	5.75%	(i)	10.35%				07/2030	25,104	24,934	0.6	25,104
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(i)	10.35%				07/2030	1,645	1,640	0.1	1,645
Arrow Buyer, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(25)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%	(i)	9.10%				05/2031	1,489	1,475	0.1	1,474
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(2)	—	(2)
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	(1)
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	(1)
Auvik Networks Inc.^+(8)(12)(25)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	10,663	10,693	0.3	10,663
Auvik Networks Inc.<+(8)(12)(25)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	1,918	1,911	0.1	1,918
Auvik Networks Inc.<+(8)(12)(25)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	976	972	—	976
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Axiom Merger Sub Inc.<+	One stop	SF +	4.75%	(j)	10.31%				04/2026	6,717	6,695	0.2	6,666
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	4.75%	(c)(d)	8.58%				04/2026	2,764	2,749	0.1	2,743
Axiom Merger Sub Inc.<+	One stop	SF +	4.75%	(j)	10.31%				04/2026	1,218	1,211	—	1,209
Axiom Merger Sub Inc.+	One stop	SF +	4.75%	(j)	9.96%				04/2026	175	174	—	174
Axiom Merger Sub Inc.+	One stop	SF +	4.75%		N/A(6)				10/2025	—	—	—	—
Axiom Merger Sub Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2026	—	(92)	—	(98)
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(i)	9.25%				04/2027	9,492	9,675	0.3	9,492
Azul Systems, Inc.+	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(h)	11.35%				03/2031	622	614	—	622
Azurite Intermediate Holdings, Inc.<+	One stop	SF +	6.50%	(h)	11.35%				03/2031	428	422	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC<+(25)	One stop	SF +	6.25%	(i)	8.12%	cash/	3.38%	PIK	05/2031	4,060	4,059	0.1	4,060
Baxter Planning Systems, LLC+(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(4)	—	—
Bayshore Intermediate #2, L.P.^+(25)	One stop	SF +	7.75%	(i)	13.13%	PIK			10/2028	117,557	117,481	2.9	117,557
Bayshore Intermediate #2, L.P.+(5)	One stop	SF +	6.75%		N/A(6)				10/2027	—	(2)	—	—
BestPass, Inc.+	One stop	SF +	5.25%	(h)	10.10%				08/2031	52,867	52,609	1.3	52,602
BestPass, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(25)	—	(26)
BestPass, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(34)	—	(35)
Bloomerang, LLC<+	One stop	SF +	6.00%	(h)	10.85%				12/2029	4,142	4,180	0.1	4,142
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	—
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(12)	—	—
Bonterra LLC^<+	One stop	SF +	7.00%	(i)	11.60%				09/2027	92,893	92,384	2.3	91,501
Bonterra LLC+	One stop	SF +	7.00%	(i)	11.94%				09/2027	7,599	7,487	0.2	7,485
Bonterra LLC+(25)	One stop	SF +	7.75%	(i)	12.35%	PIK			09/2027	3,836	3,793	0.1	3,778
Bonterra LLC+	One stop	SF +	7.00%	(i)	11.64%				09/2027	232	227	—	226
Bottomline Technologies, Inc.<+	One stop	SF +	5.25%	(h)	10.10%				05/2029	41,062	40,846	1.0	40,652
Bottomline Technologies, Inc.<+	One stop	SF +	5.75%	(h)	10.60%				05/2029	5,098	5,024	0.1	5,112
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(5)	—	(6)
Bullhorn, Inc.~&+	One stop	SF +	5.00%	(h)	9.85%				10/2029	77,997	77,728	2.0	77,997

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bullhorn, Inc.~<	One stop	SF +	5.00%	(h)	9.85%	10/2029	$3,190	$3,228	0.1%	$3,190
Bullhorn, Inc.&+	One stop	SF +	5.00%	(h)	9.85%	10/2029	1,643	1,664	0.1	1,643
Bullhorn, Inc.<+	One stop	SF +	5.00%	(h)	9.85%	10/2029	736	733	—	736
Bullhorn, Inc.<+	One stop	SF +	5.00%	(h)	9.85%	10/2029	587	584	—	587
Bullhorn, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	10/2029	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.#~+	One stop	SF +	5.00%	(h)	9.95%	06/2028	12,431	12,402	0.3	12,431
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	06/2026	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.<+(8)(14)	One stop	SF +	7.25%	(i)	12.53%	01/2029	8,332	8,270	0.2	8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.<+(8)(14)	One stop	SF +	7.25%	(i)	12.53%	01/2029	2,204	2,172	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	7.25%		N/A(6)	01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	7.25%		N/A(6)	01/2029	—	(1)	—	—
Calabrio, Inc.^<+	One stop	SF +	5.50%	(i)	10.56%	04/2027	74,669	74,739	1.9	74,669
Calabrio, Inc.<+	One stop	SF +	5.50%	(i)	10.56%	04/2027	5,487	5,575	0.2	5,487
Calabrio, Inc.+(5)	One stop	SF +	5.50%		N/A(6)	04/2027	—	(2)	—	—
Camelia Bidco Limited<+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2030	5,411	5,138	0.1	5,411
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2030	766	707	—	766
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.93%	08/2030	346	324	—	346
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	08/2030	—	(29)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.85%	07/2031	46,611	46,161	1.2	46,611
CB Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2031	—	(51)	—	—
CB Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2031	—	(63)	—	—
Coupa Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.75%	02/2030	31,960	31,650	0.8	31,960
Coupa Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2030	—	(20)	—	—
Crewline Buyer, Inc.<+	One stop	SF +	6.75%	(i)	11.35%	11/2030	5,403	5,452	0.1	5,403
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	11/2030	—	(1)	—	—
Daxko Acquisition Corporation~^+	One stop	SF +	5.00%	(h)	9.85%	10/2028	39,458	39,434	1.0	39,458
Daxko Acquisition Corporation&+	One stop	SF +	5.00%	(h)	9.85%	10/2028	3,328	3,298	0.1	3,328
Daxko Acquisition Corporation+	One stop	SF +	5.00%	(h)	9.85%	10/2028	199	197	—	199
Daxko Acquisition Corporation+	One stop	P +	4.00%	(a)	12.00%	10/2028	64	52	—	64
Daxko Acquisition Corporation+(5)	One stop	SF +	5.00%		N/A(6)	10/2028	—	(20)	—	—
Denali Bidco Limited<+(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%	08/2030	7,864	7,541	0.2	7,903
Denali Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%	08/2030	2,657	2,583	0.1	2,669
Denali Bidco Limited<+(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%	08/2030	1,897	1,839	0.1	1,906
Denali Bidco Limited<+(8)(9)(10)	One stop	E +	5.50%	(c)	8.85%	08/2030	741	713	—	741
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	08/2030	—	(2)	—	—
Diligent Corporation<+	One stop	SF +	5.00%	(j)	10.09%	08/2030	8,985	8,967	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(j)	10.09%	08/2030	1,541	1,530	0.1	1,541
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(11)	—	—
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(6)	—	—
Dragon UK Bidco Limited<+(8)(9)(10)	One stop	SN +	5.75%	(f)	10.70%	02/2029	23,038	22,316	0.6	22,807
Dragon UK Bidco Limited+(8)(9)(10)	One stop	CA +	5.75%	(k)	9.67%	02/2029	4,493	4,440	0.1	4,447
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2029	—	(34)	—	(19)
Evergreen IX Borrower 2023, LLC<+	One stop	SF +	4.75%	(i)	9.35%	09/2030	4,919	4,798	0.1	4,869
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.35%	09/2030	4,483	4,439	0.1	4,438
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	4.75%		N/A(6)	10/2029	—	(13)	—	(4)
FirstUp, Inc.^+(25)	One stop	SF +	6.75%	(i)	11.35%	07/2027	13,126	13,138	0.3	12,863
FirstUp, Inc.<+(25)	One stop	SF +	6.75%	(i)	11.35%	07/2027	1,251	1,242	—	1,226
FirstUp, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2027	—	(1)	—	(4)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gainsight, Inc.^+(25)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	$17,981	$18,006	0.4%	$17,981
Gainsight, Inc.+(25)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	128	127	—	128
GS Acquisitionco, Inc.~^&<+	One stop	SF +	5.25%	(i)	9.85%				05/2028	122,743	123,093	3.0	121,514
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.85%				05/2028	70	68	—	65
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(3)
GTIV, LLC+	One stop	SF +	4.75%	(j)	10.01%				02/2029	72,727	72,274	1.8	72,000
GTIV, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2029	—	(2)	—	(3)
GTY Technology Holdings, Inc.<+(25)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	5,100	5,092	0.1	5,049
GTY Technology Holdings, Inc.<+(25)	One stop	SF +	6.88%	(h)	7.54%	cash/	4.30%	PIK	07/2029	3,330	3,298	0.1	3,296
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	611	608	—	605
GTY Technology Holdings, Inc.+(25)	One stop	SF +	7.13%	(i)	7.92%	cash/	4.45%	PIK	07/2029	424	424	—	424
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(2)
GTY Technology Holdings, Inc.+(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(2)	—	—
Gurobi Optimization, LLC+	One stop	SF +	4.75%	(h)(i)	9.47%				09/2031	52,763	52,240	1.3	52,235
Gurobi Optimization, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(44)	—	(44)
Hornet Security Holding GMBH<+(8)(9)(19)(25)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	748	719	—	748
Hornet Security Holding GMBH<+(8)(9)(19)(25)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	498	480	—	498
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	(1)	—	—
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(3)	—	—
Hyland Software, Inc.~&<+	One stop	SF +	6.00%	(h)	10.85%				09/2030	47,242	48,060	1.2	47,242
Hyland Software, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.<+	One stop	SF +	6.50%	(h)	11.35%				01/2030	1,407	1,399	—	1,407
Icefall Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.<+(25)	One stop	SF +	5.75%	(h)(i)	10.67%				08/2028	12,469	12,419	0.3	11,845
ICIMS, Inc.+	One stop	SF +	5.75%	(h)	10.62%				08/2028	96	93	—	80
ICIMS, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(7)	—	(103)
IQN Holding Corp. #&+	One stop	SF +	5.25%	(i)	10.31%				05/2029	22,887	22,944	0.6	22,887
IQN Holding Corp. +	One stop	SF +	5.25%	(i)	10.31%				05/2028	52	52	—	52
Island Bidco AB<+(8)(9)(17)(25)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	10,768	10,302	0.3	10,768
Island Bidco AB<+(8)(17)(25)	One stop	SF +	7.00%	(j)	8.76%	cash/	3.50%	PIK	07/2028	4,791	4,804	0.1	4,791
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(i)(j)	8.76%	cash/	3.50%	PIK	07/2028	3,535	3,519	0.1	3,535
Island Bidco AB+(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Juvare, LLC*~	One stop	SF +	6.25%	(i)	11.46%				10/2026	10,537	10,531	0.3	10,221
Juvare, LLC&+	One stop	SF +	6.25%	(i)	11.46%				10/2026	2,432	2,417	0.1	2,359
Juvare, LLC+	One stop	SF +	6.25%	(i)	11.46%				10/2026	769	761	—	745
Juvare, LLC+	One stop	SF +	6.25%	(i)	11.46%				04/2026	100	100	—	98
Kaseya Inc.^<+(25)	One stop	SF +	5.50%	(i)	10.75%				06/2029	23,506	23,702	0.6	23,506
Kaseya Inc.+	One stop	SF +	5.50%	(i)	10.78%				06/2029	271	266	—	271
Kaseya Inc.+(25)	One stop	SF +	5.50%	(i)	10.10%				06/2029	136	134	—	136
Kaseya Inc.+	One stop	SF +	5.50%	(i)	10.75%				06/2029	86	83	—	86
LeadsOnline, LLC^+	One stop	SF +	4.75%	(i)	10.17%				02/2028	13,049	13,221	0.3	13,049
LeadsOnline, LLC<+	One stop	SF +	4.75%	(i)	10.17%				02/2028	2,303	2,332	0.1	2,303
LeadsOnline, LLC<+	One stop	SF +	4.75%	(i)	9.45%				02/2028	667	665	—	667
LeadsOnline, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				01/2030	10,121	10,417	0.3	10,121
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				12/2029	1,533	1,483	—	1,533
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				01/2030	789	765	—	789
Matrix42 Holding GMBH+(5)(8)(9)(13)	One stop	E +	6.25%		N/A(6)				01/2030	—	(1)	—	—
Matrix42 Holding GMBH+(8)(13)	One stop	SF +	6.25%		N/A(6)				01/2028	—	—	—	—
Mindbody, Inc.<+	One stop	SF +	7.00%	(i)	12.40%				09/2025	61,966	62,207	1.5	61,966
Mindbody, Inc.<+	One stop	SF +	7.00%	(i)	12.40%				09/2025	2,134	2,133	0.1	2,134

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				09/2025	$—	$—	—%	$—
Ministry Brands Holdings LLC<+	One stop	SF +	5.50%	(h)	10.45%				12/2028	31,070	30,952	0.8	30,448
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	10.45%				12/2028	2,923	2,926	0.1	2,864
Ministry Brands Holdings LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(4)	—	(6)
Navex TopCo, Inc.<+	One stop	SF +	5.50%	(h)	10.60%				11/2030	5,382	5,477	0.1	5,382
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)	Senior secured	SF +	7.00%	(h)	12.25%				12/2024	160	147	—	48
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(5)(8)(9)(14)	One stop	E +	5.75%		N/A(6)				11/2029	—	(26)	—	—
Panzura, LLC+(25)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	118	106	—	98
Personify, Inc.*#~+	One stop	SF +	5.25%	(i)	10.00%				09/2025	13,866	13,895	0.3	13,866
Personify, Inc.#&	One stop	SF +	5.25%	(i)	10.00%				09/2025	9,810	9,828	0.2	9,810
Personify, Inc.+	One stop	SF +	5.25%		N/A(6)				09/2025	—	—	—	—
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	1,052	1,012	—	1,042
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	250	237	—	247
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	72	69	—	72
PING Identity Holding Corp.<+	One stop	SF +	4.75%	(i)	9.35%				10/2029	15,145	15,105	0.4	15,145
PING Identity Holding Corp.+(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(25)	One stop	SF +	7.50%	(i)	12.57%	PIK			08/2029	5,963	5,730	0.1	5,725
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	8.12%	cash/	1.50%	PIK	08/2029	3,975	3,859	0.1	3,856
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	9.62%	cash/	1.50%	PIK	08/2029	1,988	1,988	—	1,928
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(30)
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(75)
ProcessUnity Holdings, LLC^+	One stop	SF +	6.50%	(h)	11.35%				09/2028	6,014	6,025	0.1	6,014
ProcessUnity Holdings, LLC<+	One stop	SF +	6.50%	(h)	11.35%				09/2028	2,864	2,841	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(h)	11.35%				09/2028	1,203	1,198	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(h)	11.35%				09/2028	90	89	—	90
QAD, Inc.&<+	One stop	SF +	4.75%	(h)	9.60%				11/2027	43,261	43,887	1.1	43,261
QAD, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.<+	One stop	SF +	5.25%	(i)	10.39%				06/2029	7,406	7,339	0.2	7,406
Quant Buyer, Inc.<+	One stop	SF +	5.25%	(i)	10.31%				06/2029	4,360	4,343	0.1	4,360
Quant Buyer, Inc.~+	One stop	SF +	5.25%	(i)	10.31%				06/2029	3,015	2,982	0.1	3,015
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(4)	—	—
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(51)	—	—
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	20,740	19,016	0.5	19,962
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	6.05%	(g)	8.34%	cash/	2.55%	PIK	07/2029	3,664	3,638	0.1	3,526
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.55%	(f)	8.95%	cash/	2.55%	PIK	07/2029	2,159	1,971	0.1	2,159
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	1,524	1,383	—	1,467
Riskonnect Parent, LLC*<+	One stop	SF +	5.50%	(i)	10.25%				12/2028	45,635	46,131	1.1	45,407
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(i)	10.25%				12/2028	2,141	2,161	0.1	2,131
Riskonnect Parent, LLC<+	One stop	SF +	5.50%	(i)	10.10%				12/2028	823	816	—	815
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(i)	10.10%				12/2028	579	570	—	573
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	(4)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(9)	—	(10)
Rodeo Buyer Company & Absorb Software Inc.^<+	One stop	SF +	6.25%	(h)	11.20%				05/2027	7,616	7,613	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
SailPoint Technologies Holdings, Inc.^+	One stop	SF +	6.00%	(i)	11.10%				08/2029	14,654	14,569	0.4	14,654
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(2)	—	—
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	9.20%				07/2029	50,901	47,198	1.3	50,901
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	9.41%				07/2029	4,160	3,981	0.1	4,170
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sapphire Bidco Oy<+(8)(9)(16)	One stop	E +	5.75%	(c)	9.46%				07/2029	$1,533	$1,491	—%	$1,537
Sonatype, Inc.<+	One stop	SF +	6.75%	(h)	12.01%				12/2025	55,697	55,865	1.4	55,697
Sonatype, Inc.^+	One stop	SF +	6.75%	(h)	12.01%				12/2025	13,763	13,983	0.3	13,763
Sonatype, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#^<+(25)	One stop	SF +	7.50%	(i)(j)	11.24%	cash/	1.00%	PIK	06/2027	44,700	44,526	1.1	44,251
Spartan Buyer Acquisition Co.<+(25)	One stop	SF +	7.50%	(i)(j)	11.24%	cash/	1.00%	PIK	06/2027	2,849	2,814	0.1	2,820
Spartan Buyer Acquisition Co.+(5)(25)	One stop	P +	6.50%	(a)	13.50%	cash/	1.00%	PIK	06/2027	2	(2)	—	(2)
Telesoft Holdings LLC~^&+	One stop	SF +	5.75%	(h)	10.70%				12/2026	21,186	21,485	0.5	21,186
Telesoft Holdings LLC<+	One stop	SF +	6.25%	(h)	11.20%				12/2026	1,432	1,452	—	1,432
Telesoft Holdings LLC+	One stop	SF +	5.75%	(h)	10.70%				12/2026	74	73	—	74
Templafy APS and Templafy, LLC<+(8)(18)	One stop	SF +	6.00%	(i)	11.40%				07/2028	4,800	4,778	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC~+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	4,168	4,152	0.1	3,668
TI Intermediate Holdings, LLC<+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	1,105	1,099	—	972
TI Intermediate Holdings, LLC+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	693	690	—	610
TI Intermediate Holdings, LLC+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	520	517	—	458
TI Intermediate Holdings, LLC<+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	191	190	—	168
TI Intermediate Holdings, LLC+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	43	43	—	31
Togetherwork Holdings, LLC&+	One stop	SF +	5.25%	(h)	10.10%				05/2031	27,973	27,926	0.7	27,973
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(33)	—	—
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(16)	—	—
Transform Bidco Limited<+(8)(10)	One stop	SF +	7.00%	(i)	12.31%				01/2031	5,405	5,502	0.1	5,337
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(1)	—	(2)
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(143)	—	(145)
Vantage Bidco GMBH<+(8)(9)(19)(25)	One stop	E +	6.25%	(c)	6.47%	cash/	3.13%	PIK	04/2031	8,742	8,377	0.2	8,654
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(14)	—	(11)
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	6.00%	(d)	9.67%				07/2031	7,373	7,151	0.2	7,299
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	6.00%		N/A(6)				07/2031	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(25)	One stop	N/A			4.50%	cash/	8.21%	PIK	11/2024	12,736	10,407	0.2	7,004
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(25)	One stop	N/A			4.50%	cash/	8.21%	PIK	11/2024	252	195	—	138
Vendavo, Inc.*#&+	One stop	SF +	5.75%	(i)	10.84%				09/2027	27,377	26,955	0.6	25,460
Vendavo, Inc.+	One stop	SF +	5.75%	(i)(j)	10.69%				09/2027	1,303	1,283	—	1,129
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.84%				09/2027	998	993	—	928
WebPT, Inc.+	One stop	SF +	6.75%	(i)	11.91%				01/2028	931	922	—	903
Workforce Software, LLC^+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	41,999	42,205	1.0	41,999
Workforce Software, LLC^+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	7,436	7,443	0.2	7,436
Workforce Software, LLC<+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	5,266	5,262	0.1	5,266
Workforce Software, LLC<+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	1,580	1,592	—	1,580
Workforce Software, LLC+(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	—
Zendesk, Inc.^+	One stop	SF +	5.00%	(i)	9.69%				11/2028	28,647	28,538	0.7	28,647
Zendesk, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(34)	—	—
										2,077,748	2,064,059	51.3	2,058,537

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*<+	One stop	SF +	5.25%	(j)	9.75%				02/2028	$23,420	$23,176	0.6%	$23,420
Ave Holdings III, Corp&+	One stop	SF +	5.25%	(j)	9.75%				02/2028	6,108	6,219	0.2	6,108
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	9.75%				02/2028	802	802	—	802
Ave Holdings III, Corp+(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(2)	—	—
Biscuit Parent, LLC<+	One stop	SF +	4.75%	(i)	9.35%				02/2031	1,332	1,329	—	1,332
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	—
Cavender Stores L.P.~	Senior secured	SF +	5.00%	(i)	9.60%				10/2029	5,459	5,417	0.2	5,459
Consilio Midco Limited<+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	38,182	38,065	1.0	38,182
Consilio Midco Limited<+(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	15,686	15,654	0.4	15,686
Consilio Midco Limited#&(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	15,587	15,646	0.4	15,587
Consilio Midco Limited#~(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	2,935	2,913	0.1	2,935
Consilio Midco Limited#~(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	1,951	1,943	0.1	1,951
Consilio Midco Limited~+(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	998	987	—	998
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	500	485	—	500
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	222	215	—	222
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	168	167	—	168
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	130	127	—	130
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	127	123	—	127
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	95	92	—	95
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	114	111	—	114
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	60	58	—	60
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.10%				05/2028	143	139	—	140
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	—	—	—
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.10%				05/2028	74	62	—	58
CVP Holdco, Inc.+	One stop	SF +	5.00%	(h)	9.85%				06/2031	13,529	13,399	0.4	13,529
CVP Holdco, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				06/2030	—	(14)	—	—
CVP Holdco, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				06/2031	—	(17)	—	—
Cycle Gear, Inc.*#+	One stop	SF +	6.75%	(i)	12.15%				01/2026	46,529	46,463	1.1	45,133
PetVet Care Centers LLC~+	One stop	SF +	6.00%	(h)	10.85%				11/2030	4,740	4,779	0.1	4,503
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(2)	—	(4)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	—
PPV Intermediate Holdings, LLC#~<+	One stop	SF +	5.75%	(i)	10.81%				08/2029	14,189	14,110	0.4	14,189
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			14.75%	PIK			08/2030	8,929	8,997	0.2	9,108
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	1,799	1,766	0.1	1,799
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	416	410	—	416
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	76	75	—	76
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	75	71	—	75
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(9)	—	—
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(68)	—	(70)
Radiance Borrower, LLC+(25)	One stop	SF +	5.75%	(h)	7.85%	cash/	2.75%	PIK	06/2031	21,558	21,403	0.5	21,558
Radiance Borrower, LLC+	One stop	SF +	5.25%	(h)	10.10%				06/2031	410	393	—	410
Salon Lofts Group, LLC<+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	5,256	5,261	0.1	5,256
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	3,045	3,014	0.1	3,045
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	1,615	1,598	—	1,615
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)(j)	14.30%	PIK			09/2029	578	572	—	578
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				09/2029	540	538	—	540
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)(j)	14.11%	PIK			09/2029	786	762	—	786
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	349	347	—	349
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	344	342	—	344
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	272	271	—	272
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	156	155	—	156

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	$150	$148	—%	$150
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	114	113	—	114
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	105	104	—	105
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	86	86	—	86
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	80	80	—	80
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(4)	—	—
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(6)	—	—
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	304	266	—	304
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	170	169	—	170
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.~^&<+(8)	One stop	SF +	5.25%	(i)	9.85%				12/2029	29,510	29,234	0.7	29,510
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.<+(8)(9)	One stop	CA +	5.25%	(l)	9.18%				12/2029	8,039	7,938	0.2	8,039
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)	One stop	SF +	5.25%	(i)	9.85%				12/2028	501	495	—	501
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)(8)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(60)	—	—
Titan Fitness, LLC*#<+(25)	One stop	SF +	7.25%	(h)	10.05%	cash/	2.50%	PIK	10/2026	38,898	38,338	0.8	33,063
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(h)	10.05%	cash/	2.50%	PIK	10/2026	2,822	2,749	0.1	2,398
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(h)	9.92%	cash/	2.50%	PIK	10/2026	423	400	—	300
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.23%				03/2028	9,465	9,969	0.2	9,465
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.23%				03/2028	10,081	10,081	0.3	10,081
VSG Acquisition Corp. and Sherrill, Inc.&+	One stop	SF +	5.50%	(i)	11.01%				04/2028	12,113	11,918	0.3	11,749
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	11.01%				04/2028	1,617	1,571	—	1,569
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				04/2028	—	(6)	—	(6)
										353,762	351,918	8.6	345,415

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	$2,347	$2,325	0.1%	$2,112
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	1,170	1,159	—	1,052
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	1,027	1,018	—	925
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	9,951	9,913	0.3	9,951
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	3,999	3,983	0.1	3,999
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	2,058	2,050	0.1	2,058
Elite Sportswear, L.P.*+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	683	680	—	683
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	312	311	—	312
Elite Sportswear, L.P.*+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	298	298	—	298
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	115	111	—	115
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	4	4	—	4
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	9,211	9,207	0.2	9,235
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	6,375	6,371	0.2	6,391
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	987	986	—	989
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	886	886	—	889
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	622	622	—	623
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	2	2	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	11.82%				07/2029	1,302	1,302	—	1,302
Shoes For Crews Global, LLC+(25)	Senior secured	SF +	7.00%	(h)	7.32%	cash/	5.00%	PIK	07/2029	718	690	—	688
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	11.82%				07/2029	421	421	—	421
Shoes For Crews Global, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				07/2029	—	(34)	—	—
										42,488	42,305	1.0	42,049
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.25%	(i)	11.73%				06/2028	20,073	19,822	0.5	17,915
Marcone Yellowstone Buyer Inc.&<+	One stop	SF +	6.25%	(i)	11.73%				06/2028	20,821	20,421	0.5	18,583
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.50%	(i)	11.98%				06/2028	6,181	6,035	0.2	5,563
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.25%	(i)	11.72%				06/2028	2,548	2,463	0.1	2,274
Marcone Yellowstone Buyer Inc.&+	One stop	SF +	6.25%	(i)	11.73%				06/2028	6,670	6,425	0.1	5,953
										56,293	55,166	1.4	50,288
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.85%				06/2027	24,409	24,228	0.6	24,226
S.J. Electro Systems, LLC~&<	Senior secured	SF +	4.75%	(i)	10.15%				06/2027	18,775	18,722	0.5	18,635
S.J. Electro Systems, LLC<+	Senior secured	SF +	4.75%	(i)	10.15%				06/2027	1,184	1,175	—	1,176
S.J. Electro Systems, LLC+(5)	Senior secured	SF +	4.75%		N/A(6)				06/2027	—	(63)	—	(63)
Vessco Midco Holdings, LLC+	One stop	SF +	5.25%	(h)(j)	10.22%				07/2031	22,500	22,281	0.6	22,275
Vessco Midco Holdings, LLC+	One stop	SF +	5.25%	(j)	9.54%				07/2031	1,100	1,064	—	1,025
Vessco Midco Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(24)	—	(25)
										67,968	67,383	1.7	67,249
Total non-controlled/non-affiliate company debt investments										7,686,718	7,639,077	188.0	7,546,848

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (21)(22)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		02/2023	N/A	93	$948	—%	$771
Tronair Parent, Inc.+	LLC units	N/A	N/A		07/2021	N/A	—	40	—	66
								988	—	837
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	—

Automobiles
CAP-KSI Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	645	645	—	645
CAP-KSI Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	645	—	—	—
CG Group Holdings, LLC+	LP units	N/A	N/A		07/2021	N/A	1	983	—	645
Go Car Wash Parent, Corp.+(23)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	3,202	0.1	3,136
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		04/2022	N/A	—	554	—	19
MOP GM Holding, LLC+	LP units	N/A	N/A		11/2020	N/A	—	499	—	546
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	—	34	—	36
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		07/2022	N/A	1	103	—	134
POY Holdings, LLC+	LLC units	N/A	N/A		11/2022	N/A	446	820	—	966
Quick Quack Car Wash Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,143
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		06/2024	N/A	215	215	—	226
Yorkshire Parent, Inc.+	LP units	N/A	N/A		12/2023	N/A	—	544	—	577
								8,684	0.2	8,073
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP units	N/A	N/A		10/2023	N/A	4	40	—	41
Cobepa BlueSky Aggregator, SCSp+(23)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	54	—	53
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	670
								1,993	—	764
Building Products
BECO Holding Company, Inc.+(23)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	17,967	0.5	17,976
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	987
								19,185	0.5	18,963
Chemicals
Inhance Technologies Holdings, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	12	7,283	0.1	4,902
Inhance Technologies Holdings, LLC+	LLC units	N/A	N/A		07/2018	N/A	—	124	—	—
								7,407	0.1	4,902
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A		10/2021	N/A	773	836	—	996
FR Vision Holdings, Inc.+	LP units	N/A	N/A		01/2024	N/A	—	461	—	471
Franchise Brands plc+(8)(9)(10)(23)(24)	Common stock	N/A	N/A		04/2023	N/A	51	113	—	118
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		07/2021	N/A	516	637	—	846
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		12/2021	N/A	16	1,787	0.1	1,879
Radwell Parent, LLC+	LP units	N/A	N/A		03/2022	N/A	4	477	—	465
								4,311	0.1	4,775

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A		04/2022	N/A	217	$209	—%	$337

Diversified Consumer Services
CHHJ Midco, LLC+(23)	LLC units	N/A	N/A		01/2021	N/A	27	311	—	419
CHVAC Services Investment, LLC+	Common stock	N/A	N/A		05/2024	N/A	105	267	—	301
DP Flores Holdings, LLC+	LLC units	N/A	N/A		09/2022	N/A	106	119	—	137
EMS LINQ, LLC+	LP interest	N/A	N/A		12/2021	N/A	761	758	—	748
EWC Growth Partners LLC+	LLC interest	N/A	N/A		03/2020	N/A	—	12	—	—
HS Spa Holdings, Inc.+	Common stock	N/A	N/A		05/2022	N/A	729	732	—	730
Liminex, Inc.+	Common stock	N/A	N/A		11/2020	N/A	17	634	—	681
NSG Buyer, Inc. +(8)	LP units	N/A	N/A		11/2022	N/A	3	2,992	0.1	3,616
PADI Holdco, Inc.+	LLC interest	N/A	N/A		07/2017	N/A	1	987	0.1	868
Project Alpha Intermediate Holdings, Inc.+(23)	Preferred stock	N/A	9.00%	Non-Cash	08/2016	N/A	—	1,148	0.1	1,646
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A		08/2016	N/A	202	329	—	755
Virginia Green Acquisition, LLC+	LP units	N/A	N/A		12/2023	N/A	397	407	—	454
								8,696	0.3	10,355
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A		03/2014	N/A	—	372	—	20
Inventus Power, Inc.+	LLC units	N/A	N/A		04/2018	N/A	—	88	—	276
Inventus Power, Inc.+	LP interest	N/A	N/A		05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A		03/2014	N/A	—	—	—	—
								480	—	357
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	$217	—%	$217
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	02/2016	N/A	20	61	—	48
Mendocino Farms, LLC+(23)	Common stock	N/A	N/A	06/2018	N/A	227	1,041	—	1,433
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	5,660
Ruby Slipper Cafe LLC, The+	LLC units	N/A	N/A	06/2024	N/A	3	47	—	49
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	174
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	46
							6,430	0.2	7,627
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	107	195	—	302
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	6	14	—	15
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	01/2022	N/A	4	9	—	11
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	06/2022	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	2	4	—	6
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	05/2023	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	04/2024	N/A	21	73	—	68
Kodiak Cakes, LLC+(23)	Common stock	N/A	N/A	06/2021	N/A	—	557	—	842
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	331
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	32	—	35
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	238
Purfoods, LLC+	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	4,991
							2,893	0.2	6,884
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	06/2019	N/A	—	98	—	111
Blue River Pet Care, LLC+	Common stock	N/A	N/A	08/2019	N/A	—	734	0.1	856
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	12/2020	N/A	—	499	—	680
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	—	557	—	626
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	8	483	—	716
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	09/2017	N/A	335	269	—	—
JHC Investment Intermediate Holdings, LLC+	LLC units	N/A	N/A	03/2024	N/A	5,293	—	—	188
							2,640	0.1	3,177

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$1,217
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.1	4,614
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		05/2021	N/A	889	1,023	0.1	2,919
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,119	0.1	1,300
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		03/2021	N/A	180	192	—	184
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	625
DCA Investment Holding, LLC(23)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	659	—	783
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	749	—	435
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	79	—	108
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	11	4	—	—
Encorevet Group LLC+	Preferred stock	N/A	N/A		05/2024	N/A	3	261	—	203
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		05/2019	N/A	239	324	—	621
Midwest Veterinary Partners, LLC+(23)	Preferred stock	N/A	12.00%	Non-Cash	08/2021	N/A	1	1,984	0.1	2,123
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		07/2019	N/A	9	152	—	482
Midwest Veterinary Partners, LLC+(23)	Preferred stock	N/A	10.00%	Non-Cash	07/2019	N/A	—	57	—	68
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	660
NDX Parent, LLC+	Common stock	N/A	N/A		06/2021	N/A	—	278	—	11
NDX Parent, LLC+	Preferred stock	N/A	N/A		01/2023	N/A	84	88	—	82
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		05/2021	N/A	—	407	—	311
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	—	866
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	1,036
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A	N/A		05/2021	N/A	257	310	—	385
Radiology Partners, Inc.+	LLC units	N/A	N/A		02/2018	N/A	11	68	—	86
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	340
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	—	249	—	617
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		11/2021	N/A	8	727	—	534
								13,526	0.5	20,610

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC units	N/A			N/A		05/2024	N/A	446	$449	—%	$447
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	301
Connexin Software, Inc.+	LLC units	N/A			N/A		02/2024	N/A	12	16	—	23
HSI Halo Acquisition, Inc.+(23)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	102	—	233
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		10/2019	N/A	—	14	—	58
Symplr Software, Inc.+(23)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	15	18,931	0.5	19,043
Symplr Software, Inc.+(23)	Preferred stock	SF +	10.50%	(i)	15.10%	Non-Cash	11/2018	N/A	3	5,513	0.2	6,675
Symplr Software, Inc.+(23)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,373	0.1	2,527
Symplr Software, Inc.+(23)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,433	—	1,478
Symplr Software, Inc.+	LLC units	N/A			N/A		09/2021	N/A	—	161	—	185
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	219	237	—	1,064
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		07/2022	N/A	348	2,824	0.1	2,972
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	547
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	56
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	11
										33,322	0.9	35,620
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A			N/A		09/2017	N/A	5	603	—	760
Freddy's Frozen Custard LLC+	LP interest	N/A			N/A		03/2021	N/A	287	384	—	648
Harri US LLC+	LLC units	N/A			N/A		02/2022	N/A	119	892	—	711
Harri US LLC+	Preferred stock	N/A			N/A		10/2021	N/A	102	649	—	587
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	34	171	—	196
Harri US LLC+	Preferred stock	N/A			N/A		10/2023	N/A	96	1,141	0.1	1,342
Harri US LLC+	Warrant	N/A			N/A		03/2024	N/A	9	69	—	132
LMP TR Holdings, LLC	LLC units	N/A			N/A		05/2013	N/A	712	712	0.1	1,691
PB Group Holdings, LLC+	LP units	N/A			N/A		08/2024	N/A	383	886	—	886
SSRG Holdings, LLC+(23)	LP interest	N/A			N/A		11/2019	N/A	46	604	—	566
										6,111	0.2	7,519
Insurance
Accession Risk Management Group, Inc.+(23)	Preferred stock	N/A			13.25%	Non-Cash	08/2023	N/A	9	9,987	0.3	9,988
Majesco+(23)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	534	—	611
Majesco+	LP interest	N/A			N/A		09/2020	N/A	97	94	—	324
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		11/2023	N/A	20	404	—	412
										11,019	0.3	11,335
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	25	26,215	0.8	30,067
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	15	15,735	0.4	18,046
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2022	N/A	11	11,050	0.3	11,768
Revalize, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	4	4,285	0.1	4,481
										57,285	1.6	64,362
IT Services
Appriss Health Intermediate Holdings, Inc+(23)	Preferred stock	N/A			11.00%	Non-Cash	05/2021	N/A	3	3,664	0.1	3,777
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		02/2020	N/A	804	2,398	0.2	7,470
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		10/2020	N/A	211	931	0.1	1,959
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		07/2021	N/A	48	407	—	449

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	$779	0.1%	$2,393
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	175
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	275	1,587	—	1,578
Netwrix Corporation+	LLC units	N/A	N/A		06/2022	N/A	7	19	—	18
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,089	—	1,528
Saturn Borrower Inc.+	LP units	N/A	N/A		09/2020	N/A	485	418	—	267
								11,671	0.5	19,614
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,682
Movement Holdings, LLC+	LLC units	N/A	N/A		03/2024	N/A	—	152	—	136
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	82	141	—	119
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	56	96	—	82
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	47	78	—	66
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	41	70	—	59
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	18	29	—	25
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	2	2	—	2
								778	0.1	2,171
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A	N/A		11/2022	N/A	1,302	1,309	—	1,302
Celerion Buyer, Inc.+	LP units	N/A	N/A		11/2022	N/A	1,302	188	—	982
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	0.1	1,618
PAS Parent Inc.+	Preferred stock	N/A	N/A		03/2023	N/A	2	267	—	299
Reaction Biology Corporation+	LLC units	N/A	N/A		03/2022	N/A	—	321	—	4
								3,736	0.1	4,205
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,633	—	1,679
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	252
								1,857	—	1,931
Paper & Forest Products
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	8	667	—	620
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	620
Pharmaceuticals
Amalthea Parent, Inc.+(8)	LP interest	N/A	N/A		03/2021	N/A	701	606	—	390
Cobalt Buyer Sub, Inc.+(23)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	15,926	0.4	17,048
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	306
Cobalt Buyer Sub, Inc.+	Common stock	N/A	N/A		10/2021	N/A	3	2	—	27
								16,780	0.4	17,771

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(23)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,609	0.1%	$1,595
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	567
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.1	3,992
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	485
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	234
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,311
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,150
										8,320	0.3	10,334
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		01/2018	N/A	73	595	—	1,488
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	260
										869	—	1,748
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	402

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	0.1	1,492
Aras Corporation+(23)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	1,937	0.2	2,108
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	427	446	—	531
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	547
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	504
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	57
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	6,231
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	—	1,135
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	0	—	0
CB Buyer, Inc.+	LP units	N/A			N/A		07/2024	N/A	258	258	—	258
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,008	0.1	2,021
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	1,157
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	797
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	1,008
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	431	610	—	824
Diligent Corporation+(23)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	30,108	0.8	31,231
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	0.1	2,543
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	305	661	—	346
GS Acquisitionco, Inc.+(23)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	44,899	1.2	46,202
GS Acquisitionco, Inc.+(23)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	5,740	0.1	5,741
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	—	952
GS Acquisitionco, Inc.+(23)	Preferred stock	SF +	10.50%	(i)	15.10%	Non-Cash	08/2023	N/A	—	120	—	120
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		07/2022	N/A	73	91	—	140
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	709
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	307	—	217
Kaseya Inc.+(23)	Preferred stock	SF +	10.75%	(i)	15.35%	Non-Cash	06/2022	N/A	5	5,750	0.2	5,787
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	252	—	267
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	799	773	—	704

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
mParticle, Inc.+	Preferred stock	N/A			N/A		09/2021	N/A	227	$1,429	—%	$1,120
mParticle, Inc.+	Warrant	N/A			N/A		08/2020	N/A	115	143	—	382
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	20
Onit, Inc.+(23)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	117	—	128
Onit, Inc.+	Warrant	N/A			N/A		02/2023	N/A	—	14	—	20
Panzura, LLC+	LLC units	N/A			N/A		09/2023	N/A	2	6	—	—
Personify, Inc.+	LP interest	N/A			N/A		09/2018	N/A	879	1,396	0.1	2,303
Pluralsight, LLC+	LLC units	N/A			N/A		08/2024	N/A	1,988	3,663	0.1	3,663
QAD, Inc.+(23)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	1	1,243	—	1,147
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	0
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	163
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		07/2023	N/A	—	27	—	32
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(23)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	32,359	0.8	31,936
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,412	—	1,513
Riskonnect Parent, LLC+(23)	Preferred stock	SF +	10.50%	(i)	15.10%	Non-Cash	07/2022	N/A	—	920	—	934
Riskonnect Parent, LLC+(23)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	51	—	52
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,028	—	1,707
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	439
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	584
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	132
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	123
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	96
Togetherwork Holdings, LLC+	Preferred stock	N/A			N/A		07/2024	N/A	307	1,342	—	1,355
Workforce Software, LLC+(23)	Common stock	N/A			N/A		07/2019	N/A	—	973	0.1	1,524
Workforce Software, LLC+	Common stock	N/A			N/A		01/2022	N/A	—	36	—	48
Zendesk, Inc.+	LP units	N/A			N/A		11/2022	N/A	63	708	—	602
										155,792	4.1	163,652

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(23)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	15	$18,188	0.5%	$17,541
Ave Holdings III, Corp+	LP units	N/A	N/A		02/2022	N/A	2	1,737	—	936
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		07/2016	N/A	10	1,287	—	1,239
Cycle Gear, Inc.+	LLC units	N/A	N/A		02/2016	N/A	2,002	481	—	183
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		01/2023	N/A	75	75	—	150
Pet Holdings ULC+(8)(12)(23)	LP interest	N/A	N/A		04/2015	N/A	677	383	—	657
Salon Lofts Group, LLC+	LP units	N/A	N/A		08/2022	N/A	—	129	—	112
Southern Veterinary Partners, LLC+(23)	Preferred stock	N/A	12.00%	Non-Cash	06/2021	N/A	5	6,397	0.2	7,200
Southern Veterinary Partners, LLC+(23)	Preferred stock	N/A	10.00%	Non-Cash	05/2018	N/A	—	899	—	1,360
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		05/2018	N/A	148	188	0.2	5,022
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		04/2022	N/A	—	57	—	47
								29,821	0.9	34,447
Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(23)	LLC interest	N/A	N/A		11/2015	N/A	20	239	—	369
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		06/2021	N/A	56	265	—	104
Shoes For Crews Global, LLC+	LLC units	N/A	N/A		06/2024	N/A	2	1,083	—	1,109
								1,587	—	1,584

Total non-controlled/non-affiliate company equity investments								417,958	11.6	464,976

Total non-controlled/non-affiliate company investments								8,057,035	199.6	8,011,824

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(27)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(25)	One stop	SF +	1.00%	(i)	5.60%	PIK			06/2026	$7,188	$7,071	0.1%	$4,888
Abita Brewing Co., L.L.C.+(7)(25)	Second lien	SF +	8.00%	(i)	12.60%	PIK			06/2026	4,834	3,725	—	435
Abita Brewing Co., L.L.C.+(25)	One stop	SF +	1.00%	(i)(j)	5.81%	PIK			06/2026	783	783	—	677
										12,805	11,579	0.1	6,000
Energy, Equipment & Services
Benetech, Inc.+(7)(25)	One stop	SF +	6.00%	(i)	10.75%	PIK			08/2026	4,645	3,623	0.1	1,626
Benetech, Inc.+(7)(25)	One stop	SF +	6.00%	(i)	10.75%	PIK			08/2026	1,210	920	—	167
										5,855	4,543	0.1	1,793
Healthcare Providers & Services
Bayside Opco, LLC+(25)	One stop	SF +	7.25%	(i)	12.00%				06/2026	12,845	12,782	0.3	12,845
Bayside Opco, LLC+(25)	Subordinated debt	SF +	10.00%	(i)	14.75%	PIK			06/2026	5,047	4,613	0.1	4,995
Bayside Opco, LLC+(25)	One stop	SF +	7.25%	(i)	12.00%				06/2026	4,543	4,410	0.1	4,499
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(25)	One stop	SF +	5.25%	(i)	9.85%	PIK			09/2025	16,683	13,029	0.2	5,505
Elite Dental Partners LLC+(7)(25)	One stop	SF +	12.00%	(i)	16.60%	PIK			09/2025	9,762	7,226	0.1	4,393
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(i)	9.85%	PIK			09/2025	1,798	1,798	—	1,798
Opening Day Borrower 111 LLC+	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
Opening Day Borrower 111 LLC+	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
SPF Borrower LLC+(25)	One stop	SF +	6.25%	(i)	9.00%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+(25)	One stop	SF +	9.50%	(i)	4.75%	cash/	9.50%	PIK	02/2028	8,333	8,333	0.2	8,333
SPF Borrower LLC+	One stop	SF +	6.25%		N/A(6)				02/2028	—	—	—	—
										75,202	68,382	1.4	58,559
Software
Switchfly LLC+(25)	One stop	N/A			1.00%	PIK			10/2026	710	709	—	526

Specialty Retail
Imperial Optical Midco Inc.+	One stop	SF +	1.00%	(i)	5.60%				06/2029	45,065	40,793	1.0	40,558
Imperial Optical Midco Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(282)
Imperial Optical Midco Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(1,502)
										45,065	40,793	1.0	38,774

Total non-controlled/affiliate company debt investments										139,637	126,006	2.6	105,652

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(21)(22)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Providers & Services
Bayside Opco, LLC+	LLC units	N/A	N/A	05/2023	N/A	6	2,592	0.2	6,788
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	Preferred stock	N/A	N/A	09/2024	N/A	181	21,172	0.5	21,172
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A	04/2023	N/A	181	7,836	0.1	3,764
SPF Borrower LLC+	LLC units	N/A	N/A	02/2024	N/A	—	9,347	0.3	12,129
							45,099	1.1	43,853
Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	—	860
Switchfly LLC+	Preferred stock	N/A	N/A	09/2024	N/A	7,275	5,375	0.1	5,375
Switchfly LLC+	LLC units	N/A	N/A	03/2022	N/A	950	950	—	552
							8,646	0.1	6,787
Specialty Retail
Imperial Optical Midco Inc.+	LLC units	N/A	N/A	06/2024	N/A	189	53,764	1.4	55,090

Total non-controlled/affiliate company equity investments							107,509	2.6	105,730

Total non-controlled/affiliate company investments							233,515	5.2	211,382

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(28)
Debt investments
IT Services
MMan Acquisition Co.+(25)	One stop	N/A	8.00%	PIK		03/2026	$1,971	$1,971	0.1%	$1,813
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		03/2026	1,073	1,073	—	1,073
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		03/2026	1,153	1,153	—	1,153
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		03/2026	334	334	—	334
Total controlled affiliate company debt investments							4,531	4,531	0.1	4,373

Equity investments(21)(22)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,832	0.2	7,832

Total controlled affiliate equity investments								7,832	0.2	7,832

Total controlled affiliate company investments								12,363	0.3	12,205

Total investments								8,302,913	205.1	8,235,411

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.83%	(29)				$103,410	2.6%	$103,410
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.78%	(29)				1,599	—	1,599
Morgan Stanley Institutional Liquidity Funds - Government Portfolio Institutional Share Class (CUSIP 61747C707)			4.85%	(29)				7,465	0.2	7,465
Morgan Stanley US Dollar Liquidity Fund Institutional Distributing Share Class (CUSIP L64887109)			4.98%	(29)				10,658	0.3	10,658
Allspring Government Money Market Fund Select Share Class (CUSIP 949921126)			4.86%	(29)				2,616	0.1	2,616
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			4.88%	(29)				87,353	2.2	87,353
Total money market funds								213,101	5.4	213,101
Total investments and money market funds								$8,516,014	210.5%	$8,448,512

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
~	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2021 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022 Debt Securitization (as defined in Note 7).
&	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022-2 Debt Securitization (as defined in Note 7).
<	Denotes that all or a portion of the loan collateralizes the GBDC 3 DB Credit Facility (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of September 30, 2024, as the loan could have priced or repriced based on an index rate prior to September 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of September 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.35% as of September 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.28% as of September 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.11% as of September 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.43% as of September 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.95% as of September 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.96% as of September 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.85% as of September 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of September 30, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of September 30, 2024.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 4.30% as of September 30, 2024.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 3.92% as of September 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2024.
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
(6)The entire commitment was unfunded as of September 30, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 13.3% of the Company's total assets calculated in accordance with the 1940 Act.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)
(19)The headquarters of this portfolio company is located in Germany.
(20)The headquarters of this portfolio company is located in France.
(21) Equity investments are non-income producing securities unless otherwise noted.
(22) Ownership of certain equity investments occurs through a holding company or partnership.
(23) The Company holds an equity investment that is income producing.
(24) The fair value of this investment was valued using Level 1 inputs. See “Note 6. Fair Value Measurements”.
(25) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2024.
(26) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(27) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2024	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,536	$2,166	$(709)	$(1,993)	$—	$6,000	$575
Bayside Opco, LLC	22,044	2,758	(699)	5,024	—	29,127	3,660
Benetech, Inc.	1,353	780	(843)	503	—	1,793	9
Elite Dental Partners LLC	13,396	5,845	(3,013)	(4,532)	—	11,696	180
Imperial Optical Midco Inc.	—	94,556	—	(692)	—	93,864	1,008
Opening Day Borrower 111 LLC	24,438	27,853	(23,040)	(4,272)	(43)	24,936	629
Rubio's Restaurants, Inc.	12,063	3,759	(3,929)	6,624	(18,517)	—	1,187
SPF Borrower LLC	—	34,008	(136)	2,781	—	36,653	2,112
Switchfly LLC	7,254	6,180	(5,378)	1,157	(1,900)	7,313	88
Total Non-Controlled Affiliates	$87,084	$177,905	$(37,747)	$4,600	$(20,460)	$211,382	$9,448

(a)
Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.

(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(28) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2023	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2024	Interest, dividend and fee income
MMan Acquisition Co.	$12,790	$11,979	$(11,344)	$10,406	$(11,626)	$12,205	$439
Total Controlled Affiliates	$12,790	$11,979	$(11,344)	$10,406	$(11,626)	$12,205	$439

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(29) The rate shown is the annualized seven-day yield as of September 30, 2024.

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
Containers & Packaging
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
Trading Companies & Distributors
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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (19)(20)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		02/2023	N/A	66	$664	—%	$694
Tronair Parent, Inc.+	LLC units	N/A	N/A		07/2021	N/A	—	40	—	38
								704	—	732
Auto Components
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	—

Automobiles
CG Group Holdings, LLC+	LP units	N/A	N/A		07/2021	N/A	1	730	—	487
Go Car Wash Parent, Corp.+(21)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	88	—	92
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		04/2022	N/A	—	50	—	40
MOP GM Holding, LLC+	LP units	N/A	N/A		11/2020	N/A	—	330	—	357
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		07/2022	N/A	1	61	—	70
POY Holdings, LLC+	LLC units	N/A	N/A		11/2022	N/A	141	141	—	354
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		04/2018	N/A	—	508	0.1	728
								1,908	0.1	2,128
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	177	1,769	0.1	1,315

Building Products
BECO Holding Company, Inc.+(21)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	10	1,086	0.1	1,163
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	2	196	—	201
								1,282	0.1	1,364
Chemicals
Inhance Technologies Holdings LLC+	Preferred stock	N/A	N/A		12/2021	N/A	2	1,960	0.1	1,785
Inhance Technologies Holdings LLC+	LLC units	N/A	N/A		07/2018	N/A	—	124	—	40
								2,084	0.1	1,825
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A		10/2021	N/A	540	540	—	625
EGD Security Systems, LLC +	Common stock	N/A	N/A		12/2021	N/A	855	578	0.1	1,224
Franchise Brands plc+(8)(9)(10)(22)	Common stock	N/A	N/A		04/2023	N/A	51	113	—	100
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		07/2021	N/A	359	360	—	515
PT Intermediate Holdings III, LLC+(21)	LLC units	N/A	N/A		12/2021	N/A	8	767	—	898
Radwell Parent, LLC+(21)	LP units	N/A	N/A		03/2022	N/A	2	233	—	293
								2,591	0.1	3,655
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A		04/2022	N/A	49	25	—	56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
CHHJ Midco, LLC+(21)	LLC units	N/A	N/A	01/2021	N/A	19	$193	—%	$302
DP Flores Holdings, LLC+	LLC units	N/A	N/A	09/2022	N/A	70	70	—	79
EMS LINQ, LLC+	LP interest	N/A	N/A	12/2021	N/A	525	525	—	408
EWC Growth Partners LLC+	LLC interest	N/A	N/A	03/2020	N/A	—	12	—	2
HS Spa Holdings, Inc.+	Common stock	N/A	N/A	05/2022	N/A	479	479	—	496
Liminex, Inc.+	Common stock	N/A	N/A	11/2020	N/A	12	434	0.1	699
NSG Buyer, Inc. +(8)	LP units	N/A	N/A	11/2022	N/A	2	1,860	0.1	1,812
PADI Holdco, Inc.+	LLC interest	N/A	N/A	07/2017	N/A	1	987	—	755
							4,560	0.2	4,553
Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A	03/2014	N/A	—	372	—	97
Inventus Power, Inc.+	LLC units	N/A	N/A	04/2018	N/A	—	88	—	276
Inventus Power, Inc.+	LP interest	N/A	N/A	05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A	03/2014	N/A	—	—	—	—
							480	—	434

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Benihana, Inc.+	LLC units	N/A	N/A	08/2012	N/A	43	$699	—%	$896
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A	09/2017	N/A	5	604	—	987
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	217	—	5
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	02/2016	N/A	20	61	—	1
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	168	770	0.1	1,535
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	32	389	—	183
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	20	—	33
							2,760	0.1	3,640
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	77	102	—	173
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	01/2022	N/A	3	5	—	7
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	06/2022	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	1	2	—	3
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	4	9	—	9
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	2	—	2
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	05/2023	N/A	—	1	—	1
C. J. Foods, Inc.+	Preferred stock	N/A	N/A	11/2014	N/A	—	75	0.1	1,285
Kodiak Cakes, LLC+	Common stock	N/A	N/A	06/2021	N/A	—	472	—	299
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	483	—	346
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	13	—	25
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	4	356	—	220
Purfoods, LLC+	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	4,430
							2,467	0.3	6,802
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	06/2019	N/A	—	77	—	88
Blue River Pet Care, LLC+	Common stock	N/A	N/A	08/2019	N/A	—	76	—	211
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	12/2020	N/A	—	337	—	315
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	—	132	—	186
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	3	3	—	275
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	09/2017	N/A	335	269	—	54
							894	—	1,129

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	—%	$156
Acuity Eyecare Holdings, LLC+(21)	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.2	4,917
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		05/2021	N/A	889	1,023	0.1	2,950
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,119	0.1	1,562
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		03/2021	N/A	129	132	—	202
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	429	327	—	631
DCA Investment Holding, LLC(21)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	558	0.1	1,214
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	22
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	648	—	507
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	61	—	76
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	9	4	—	—
Encore GC Acquisition, LLC+	LLC interest	N/A	N/A		01/2015	N/A	26	272	—	—
Encore GC Acquisition, LLC+	LLC units	N/A	N/A		01/2015	N/A	26	52	—	—
Encorevet Group LLC+	Common stock	N/A	N/A		04/2020	N/A	—	15	—	16
Encorevet Group LLC+	LLC units	N/A	N/A		12/2020	N/A	—	11	—	9
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		05/2019	N/A	185	212	—	267
Midwest Veterinary Partners, LLC+(21)	Preferred stock	N/A	12.00%	Non-Cash	08/2021	N/A	1	1,165	0.1	1,222
Midwest Veterinary Partners, LLC+	Warrant	N/A	N/A		07/2019	N/A	6	—	—	342
Midwest Veterinary Partners, LLC+(21)	Preferred stock	N/A	10.00%	Non-Cash	07/2019	N/A	—	30	—	43
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	617
NDX Parent, LLC+	Common stock	N/A	N/A		06/2021	N/A	—	272	—	39
NDX Parent, LLC+	Preferred stock	N/A	N/A		01/2023	N/A	40	40	—	45
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		05/2021	N/A	—	321	—	311
Oliver Street Dermatology Holdings, LLC+	LLC interest	N/A	N/A		05/2016	N/A	452	234	—	—
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	0.1	799
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	407
Radiology Partners, Inc.+	LLC units	N/A	N/A		02/2018	N/A	11	68	—	85
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	338
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	—	249	—	448
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		11/2021	N/A	6	562	—	378
								11,715	0.7	17,603

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	154	$193	—%	$222
HSI Halo Acquisition, Inc.+(21)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	303	—	435
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		10/2019	N/A	—	5	—	130
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	12	13,373	0.5	13,369
Symplr Software, Inc.+(21)	Preferred stock	SF +	10.50%	(l)	15.74%	Non-Cash	11/2018	N/A	2	3,391	0.2	4,605
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	1,635	0.1	1,774
Symplr Software, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,002	0.1	1,037
Symplr Software, Inc.+	LLC units	N/A			N/A		09/2021	N/A	—	161	—	173
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	177	—	—	801
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	681
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	179
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		07/2022	N/A	348	2,824	0.1	3,113
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	12
										23,928	1.0	26,531
Hotels, Restaurants & Leisure
Freddy's Frozen Custard LLC+(21)	LP interest	N/A			N/A		03/2021	N/A	206	188	—	369
Harri US LLC+	LLC units	N/A			N/A		02/2022	N/A	83	658	—	609
Harri US LLC+	Preferred stock	N/A			N/A		10/2021	N/A	71	455	—	512
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	24	106	—	162
LMP TR Holdings, LLC(21)	LLC units	N/A			N/A		05/2013	N/A	712	712	0.1	2,437
SSRG Holdings, LLC+	LP interest	N/A			N/A		11/2019	N/A	6	61	—	86
Tropical Smoothie Cafe Holdings, LLC+	LP interest	N/A			N/A		09/2020	N/A	5	246	0.1	1,074
										2,426	0.2	5,249
Insurance
Accession Risk Management Group, Inc.+(21)	Preferred stock	N/A			13.25%	Non-Cash	08/2023	N/A	3	2,667	0.1	2,619
Majesco+(21)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	316	—	398
Majesco+	LP interest	N/A			N/A		09/2020	N/A	69	—	—	203
										2,983	0.1	3,220
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	17	17,025	0.8	19,463
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	10	10,219	0.5	11,682
Revalize, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	1	1,104	—	1,218
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2022	N/A	7	7,034	0.3	7,225
										35,382	1.6	39,588
IT Services
Appriss Health Intermediate Holdings, Inc+(21)	Preferred stock	N/A			11.00%	Non-Cash	05/2021	N/A	2	2,272	0.1	2,285
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		02/2020	N/A	587	462	0.2	4,260
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		10/2020	N/A	154	423	0.1	1,117
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		07/2021	N/A	35	291	—	256
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A			N/A		08/2020	N/A	202	159	0.1	1,361

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Critical Start, Inc.+	Common stock	N/A			N/A		05/2022	N/A	225	$225	—%	$269
Optimizely North America, Inc.+	Common stock	N/A			N/A		10/2018	N/A	75	807	—	683
Kentik Technologies, Inc.+	Preferred stock	N/A			N/A		09/2021	N/A	192	1,103	—	1,103
Netwrix Corporation+(21)	LLC units	N/A			N/A		06/2022	N/A	5	10	—	16
PCS Intermediate II Holdings, LLC+	LLC interest	N/A			N/A		01/2020	N/A	37	367	—	574
Red Dawn SEI Buyer, Inc.+	LP interest	N/A			N/A		04/2018	N/A	13	13	—	22
Saturn Borrower Inc.+	LP units	N/A			N/A		09/2020	N/A	346	346	—	114
										6,478	0.5	12,060
Leisure Products
Massage Envy, LLC+	LLC interest	N/A			N/A		09/2012	N/A	749	210	0.1	1,783
WBZ Investment LLC+	LLC interest	N/A			N/A		09/2018	N/A	67	117	—	137
WBZ Investment LLC+	LLC interest	N/A			N/A		09/2018	N/A	46	80	—	93
WBZ Investment LLC+	LLC interest	N/A			N/A		09/2018	N/A	38	65	—	77
WBZ Investment LLC+	LLC interest	N/A			N/A		09/2018	N/A	33	58	—	67
WBZ Investment LLC+	LLC interest	N/A			N/A		09/2018	N/A	15	24	—	28
WBZ Investment LLC+	LLC interest	N/A			N/A		09/2018	N/A	2	2	—	2
										556	0.1	2,187
Life Sciences Tools & Services
Celerion Buyer, Inc.+	LP units	N/A			N/A		11/2022	N/A	930	930	0.1	930
Celerion Buyer, Inc.+	LP units	N/A			N/A		11/2022	N/A	930	—	—	287
PAS Parent Inc.+	LP interest	N/A			N/A		12/2021	N/A	9	933	—	879
PAS Parent Inc.+	Preferred stock	N/A			N/A		03/2023	N/A	1	139	—	162
Reaction Biology Corporation+	LLC units	N/A			N/A		03/2022	N/A	—	265	—	273
										2,267	0.1	2,531
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A			N/A		03/2017	N/A	3	1,633	0.1	2,002
W3 Co.+	Preferred stock	N/A			N/A		01/2019	N/A	—	224	—	254
										1,857	0.1	2,256
Paper & Forest Products
Messenger, LLC+	LLC units	N/A			N/A		12/2021	N/A	3	312	—	160
Messenger, LLC+	LLC units	N/A			N/A		12/2021	N/A	—	—	—	—
										312	—	160
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A			N/A		03/2021	N/A	502	502	—	432
Cobalt Buyer Sub, Inc.+(21)	Preferred stock	SF +	10.00%	(l)	15.24%	Non-Cash	10/2021	N/A	8	9,066	0.4	10,241
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	—	168	—	167
Cobalt Buyer Sub, Inc.+	Common stock	N/A			N/A		10/2021	N/A	2	2	—	—
										9,738	0.4	10,840

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Brandmuscle, Inc.+	LLC interest	N/A			N/A		12/2015	N/A	—	$216	—%	$233
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		01/2022	N/A	56	573	—	573
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	221	1,402	0.1	1,598
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	33	49	—	171
Filevine, Inc.+	Warrant	N/A			N/A		07/2023	N/A	90	90	—	92
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	13	1,509	0.1	1,636
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	486	—	611
										4,325	0.2	4,914
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		01/2018	N/A	62	434	0.1	1,023
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	254
										708	0.1	1,277
Road & Rail
Internet Truckstop Group LLC+	LP interest	N/A			N/A		04/2019	N/A	408	447	—	484

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	385	385	—	547
Aras Corporation+(21)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	1,155	0.1	1,238
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	306	306	—	409
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	304	—	731
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	26	256	—	316
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	3	29	—	36
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		10/2021	N/A	4,095	4,095	0.2	3,596
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	769	—	711
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	96	0	—	0
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	149	1,663	0.1	1,665
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	131	247	0.1	986
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	71	466	—	688
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	145	508	—	612
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	258	335	—	335
Diligent Corporation+(21)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	17	18,782	0.8	19,404
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	0.1	2,024
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	221	541	—	317
GS Acquisitionco, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	26	28,686	1.1	28,365
GS Acquisitionco, Inc.+(21)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	2	1,727	0.1	1,660
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	170	0.1	1,044
GS Acquisitionco, Inc.+(21)	Preferred stock	SF +	10.50%	(l)	15.88%	Non-Cash	08/2023	N/A	—	49	—	49
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		07/2022	N/A	48	48	—	62
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	28	226	—	215
Kaseya Inc.+(21)	Preferred stock	N/A			11.75%	Non-Cash	06/2022	N/A	2	1,877	0.1	1,912
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	100	100	—	110
MetricStream, Inc.+	Warrant	N/A			N/A		05/2019	N/A	168	263	—	163
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	438	439	—	386
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
mParticle, Inc.+	Preferred stock	N/A			N/A		09/2021	N/A	162	$1,060	—%	$911
mParticle, Inc.+	Warrant	N/A			N/A		08/2020	N/A	75	16	—	286
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	4	9	—	20
Panzura, LLC+	LLC units	N/A			N/A		09/2023	N/A	1	4	—	4
PDI TA Holdings, Inc.+	Preferred stock	N/A			N/A		02/2023	N/A	92	2,846	0.1	3,224
Personify, Inc.+	LP interest	N/A			N/A		09/2018	N/A	716	942	0.1	1,779
Project Alpha Intermediate Holding, Inc.+(21)	Preferred stock	N/A			9.00%	Non-Cash	08/2016	N/A	—	999	0.1	1,515
Project Alpha Intermediate Holding, Inc.+	Common stock	N/A			N/A		08/2016	N/A	202	329	—	396
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A			N/A		05/2021	N/A	184	184	—	315
QAD, Inc.+(21)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	—	227	—	251
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	15	0	—	20
Onit, Inc.+(21)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	46	—	50
Onit, Inc.+	Warrant	N/A			N/A		02/2023	N/A	—	6	—	7
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	331	—	58
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	3	21	—	0
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		07/2023	N/A	—	20	—	21
Riskonnect Parent, LLC+(21)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	18	20,254	0.8	19,444
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	857	859	—	1,125
Riskonnect Parent, LLC+(21)	Preferred stock	SF +	10.50%	(l)	15.92%	Non-Cash	07/2022	N/A	—	378	—	394
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	278	695	0.1	1,349
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	106	75	—	345
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	623	—	328
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	38	—	44
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	6	6	—	5
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	62	—	45
Workforce Software, LLC+	Common stock	N/A			N/A		07/2019	N/A	—	973	—	668
Workforce Software, LLC+	Common stock	N/A			N/A		01/2022	N/A	—	36	—	41
Zendesk, Inc.+	LP units	N/A			N/A		11/2022	N/A	45	454	—	629
										95,831	4.0	100,855

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(21)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	9	$9,639	0.4%	$9,288
Ave Holdings III, Corp+	LP units	N/A	N/A		02/2022	N/A	1	1,129	—	1,077
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		07/2016	N/A	10	1,287	0.1	1,415
Cycle Gear, Inc.+	LLC units	N/A	N/A		02/2016	N/A	2,002	481	—	—
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		01/2023	N/A	50	50	—	79
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		08/2020	N/A	—	122	—	50
Imperial Optical Midco Inc.+	Preferred stock	N/A	N/A		11/2020	N/A	—	46	—	18
Imperial Optical Midco Inc.+	Common stock	N/A	N/A		01/2023	N/A	—	—	—	80
Pet Holdings ULC+(8)(12)(21)	LP interest	N/A	N/A		04/2015	N/A	677	450	—	1,035
Salon Lofts Group, LLC+	LP units	N/A	N/A		08/2022	N/A	—	87	—	69
Southern Veterinary Partners, LLC+(21)	Preferred stock	N/A	12.00%	Non-Cash	06/2021	N/A	5	5,629	0.2	6,002
Southern Veterinary Partners, LLC+(21)	Preferred stock	N/A	10.00%	Non-Cash	05/2018	N/A	—	751	0.1	1,237
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		05/2018	N/A	148	188	0.2	5,558
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		04/2022	N/A	—	37	—	24
								19,896	1.0	25,932
Technology Hardware, Storage & Peripherals
Agility Recovery Solutions Inc.+	LLC interest	N/A	N/A		03/2015	N/A	97	604	—	223

Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(21)	LLC interest	N/A	N/A		11/2015	N/A	20	239	—	525
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		06/2021	N/A	40	218	—	218
R.G. Barry Corporation+	Preferred stock	N/A	N/A		09/2014	N/A	—	161	—	284
								618	—	1,029

Total non-controlled/non-affiliate company equity investments								241,909	11.2	284,572

Total non-controlled/non-affiliate company investments								5,456,664	212.6	5,416,739

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
Food & Staples Retailing
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	8.00%	(l)	13.55%				12/2024	13,600	13,494	0.5	10,880
Rubio's Restaurants, Inc.+(7)(23)	Senior secured	SF +	14.00%	(l)	19.56%				12/2024	1,630	1,553	—	391
Rubio's Restaurants, Inc.+(23)	Senior secured	SF +	8.00%	(k)	13.42%				12/2024	930	923	—	649
										16,160	15,970	0.5	11,920
Healthcare Providers & Services
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$12

Food & Staples Retailing
Rubio's Restaurants, Inc.+	Preferred stock	N/A	N/A	12/2020	N/A	2,779	2,276	—	143
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	27,241	278	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	6,321	131	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	1,056	9	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	1,829	10	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	246	1	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	492	2	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	568	2	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	543	2	—	—
Rubio's Restaurants, Inc.+	Common stock	N/A	N/A	12/2020	N/A	1,490	5	—	—
							2,717	—	143

Healthcare Providers & Services
Bayside Opco, LLC+	LLC units	N/A	N/A	05/2023	N/A	6	2,592	0.1	2,345
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A	04/2023	N/A	163	7,238	0.3	7,818
							13,982	0.4	10,163

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	0.1	2,088
Switchfly LLC+	LLC units	N/A	N/A	03/2022	N/A	950	950	—	452
							3,271	0.1	2,540

Total non-controlled/affiliate company equity investments							19,970	0.5	12,858

Total non-controlled/affiliate company investments							113,818	3.4	87,084

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(26)
Debt investments
IT Services
MMan Acquisition Co.+(7)(23)	One stop	N/A	10.00%	PIK	08/2024	$33,449	$19,458	0.4	$9,031
MMan Acquisition Co.+(23)	One stop	N/A	8.00%	PIK	08/2024	1,716	1,716	0.1	1,579
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	952	952	—	952
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	275	275	—	275
MMan Acquisition Co.+(23)	One stop	N/A	12.00%	PIK	08/2024	953	953	—	953
Total controlled affiliate company debt investments						37,345	23,354	0.5	12,790

Total controlled affiliate company investments							23,354	0.5	12,790

Total investments							5,593,836	216.5	5,516,613

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.23%	(27)			$28,774	1.1%	$28,774
Allspring Treasury Plus Money Market Fund Institutional Share Class (CUSIP 94975H296)			5.22%	(27)			6,670	0.3	6,670
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			5.21%	(27)			37,378	1.5	37,378
Total money market funds							72,822	2.9	72,822
Total investments and money market funds							$5,666,658	219.4%	$5,589,435

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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”), Canadian Bankers Acceptance Rate (”CDOR” or "C”) or London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of September 30, 2023, as the loan could have priced or repriced based on an index rate prior to September 30, 2023.
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
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
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

(a)
Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.

(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
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

Portfolio Company	Fair value as of September 30, 2022	Gross Additions(a)	Gross Reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2023	Interest, dividend and fee income
MMan Acquisition Co.	$14,073	$3,527	$(3,264)	$(619)	$(927)	$12,790	$307
Total Controlled Affiliates	$14,073	$3,527	$(3,264)	$(619)	$(927)	$12,790	$307

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
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

On June 3, 2024, the Company completed its acquisition of Golub Capital BDC 3, Inc. (“GBDC 3”), a Maryland corporation pursuant to that certain Agreement and Plan of Merger (as amended, the “GBDC 3 Merger Agreement”), dated as of January 16, 2024, by and among the Company, GBDC 3, Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), GC Advisors, a Delaware limited liability company and investment adviser to each of the Company and GBDC 3, and, for certain limited purposes, Golub Capital LLC. Pursuant to the GBDC 3 Merger Agreement, Merger Sub was first merged with and into GBDC 3, with GBDC 3 as the surviving corporation (the “Initial GBDC 3 Merger”), and immediately following the Initial GBDC 3 Merger, GBDC 3 was then merged with and into the Company, with the Company as the surviving company (the Initial GBDC 3 Merger and the subsequent merger, collectively, the “GBDC 3 Merger”). Upon consummation of the GBDC 3 Merger, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 (the “Prior Investment Advisory Agreement”). Refer to Note 3 for more information on the Investment Advisory Agreement and the Prior Investment Advisory Agreement and refer to Note 15. Acquisition of Golub Capital BDC 3, Inc for discussion of the GBDC 3 Merger.

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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the Company’s board of directors (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Valuation Designee in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6 Fair Value Measurements.

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

Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest expense” in the Company’s Consolidated Statement of Operations. The fair value of the interest rate swaps is included as a component of “Net unrealized appreciation on derivatives” on the Company's Consolidated Statements of Financial Condition. Refer to Note 5 for more information regarding the interest rate swaps.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30, 2024, 2023 and 2022, the Company received Loan Origination Fees that were capitalized of $19,817, $17,692, and $27,023, respectively. For the years ended September 30, 2024, 2023 and 2022, interest income included $22,074, $19,951 and $24,679, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2024, 2023 and 2022, investment income included $49,715, $40,590 and $23,354, respectively, of PIK interest and the Company capitalized PIK interest of $52,552, $38,844 and $21,506, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2024, 2023 and 2022, fee income included $606, $79 and $3,040 from non-recurring prepayment premiums, respectively. Other income is recorded into income when earned.

For the years ended September 30, 2024, 2023 and 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $626,622, $496,114 and $354,032, respectively.

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

For the years ended September 30, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $21,264 and $14,901, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the year ended September 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the years ended September 30, 2024 and 2023, the Company received $47 and $10, respectively, of cash payments of accrued and capitalized preferred dividends. For the year ended September 30, 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

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

For the years ended September 30, 2024, 2023 and 2022, the Company recorded dividend income received in cash of $691, $1,340 and $684, respectively, and return of capital distributions received in cash of $1,622, $373 and $1,146, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the year the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $93,204 and $62,937 as of September 30, 2024 and September 30, 2023, respectively.

Asset Acquisition: Pursuant to the GCIC Merger Agreement, the GCIC Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial GCIC Merger”), and, immediately following the Initial GCIC Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial GCIC Merger and the subsequent merger, collectively, the “GCIC Merger”). Pursuant to the GBDC 3 Merger Agreement, the GBDC 3 Merger Sub was first merged with and into GBDC 3, with GBDC 3 as the surviving company in the Initial GBDC 3 Merger and, immediately following the Initial GBDC 3 Merger, GBDC 3 was then merged with and into the Company, with the Company as the surviving company. The GCIC Merger and the GBDC 3 Merger were accounted for under the asset acquisition method of accounting in accordance with ASC 805 —

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “asset acquisition.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the years ended September 30, 2024, 2023 and 2022 was $11,671, $7,073 and $15,632, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2024 and 2023, $1,124 and $3,682, respectively, was recorded for U.S. federal excise tax. For the year ended September 30, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2024. The Company's tax returns for the 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the years ended September 30, 2024, 2023 and 2022, $71, $0 and $72, respectively, was recorded for U.S. income taxes.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board reapproved the Program in August 2024 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 13 for more information on the share repurchases under the Program.

Equity Distribution Agreement: On October 6, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company could offer and sell shares from time to time through, or to, the Placement Agents, or to it. Sales of the shares, if any, could be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents will receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2023, the Company terminated the equity distribution agreement entered into on May 28, 2021 by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “2021 Equity Distribution Agreement”). During the years ended September 30, 2024, 2023 and 2022, the Company did not issue any shares of common stock under the 2021 or 2023 Equity Distribution Agreements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $25,361 and $15,613, respectively.

These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2024, 2023 and 2022 was $9,237, $7,380 and $7,337, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.

Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on January 16, 2024. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. The Investment Advisory Agreement was entered into and effective as of June 3, 2024, the closing of the GBDC 3 Merger. On August 3, 2023, effective as of July 1, 2023, the Board approved the Prior Investment Advisory Agreement, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The base management fee incurred for the years ended September 30, 2024 and 2023 was $62,514 and $70,802, respectively. During the three months ended March 31, 2022, the Investment Adviser irrevocably waived $1,904 of base management fees. After taking into account the waiver by the Investment Adviser, the base management fee incurred was $71,962 rather than $73,866 for the year ended September 30, 2022.

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

The Company accomplishes this limitation by subjecting each quarterly Incentive Fee payable under the Income and Capital Gain Incentive Fee Calculation (as defined below) to a cap (the “Incentive Fee Cap”). Under the Investment Advisory Agreement, the Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income Per Share (as defined below) and (b) Cumulative Incentive Fees Paid Per Share (as defined below). To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no Incentive Fee would be payable in that quarter. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period. “Cumulative Pre-Incentive Fee Net Income Per Share” equals the sum of “Pre-Incentive Fee Net Income Per Share” (as defined below) for each quarterly period since April 13, 2010. “Pre-Incentive Fee Net Income Per Share” equals the sum of (i) Pre-Incentive Fee Net Investment Income (as defined below) and (ii) Adjusted Capital Returns for the applicable period, divided by (b) the weighted average number of shares of GBDC common stock outstanding during such period. “Adjusted Capital Returns” for any period is the sum of the realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation for such period; provided that the calculation of realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the asset acquisition for any premium or discount paid for the acquisition of assets in a merger. “Cumulative Incentive Fees Paid Per Share” is equal to the sum of Incentive Fees Paid Per Share since April 13, 2010. “Incentive Fees Paid Per Share” for any period is equal to the Incentive Fees accrued and/or payable to the Company for such period, divided by the weighted average number of shares of common stock of GBDC during such period.

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

For the years ended September 30, 2024, 2023 and 2022, the Income Incentive Fee incurred was $77,163, $74,066 and $17,756, respectively.

On January 16, 2024, the Investment Adviser agreed to irrevocably waive any incentive fees in excess of 15% and waive incentive fees in excess of an incentive fee cap that is also reduced to 15%, in each case effective as of January 1, 2024, for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “GBDC 3 Merger Waiver”) to the Prior Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees payable to the Investment Adviser under the Prior Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, will equal those that would be payable under the Post-GBDC 3 Merger Advisory Agreement. During the year ended September 30, 2024, the Investment Adviser irrevocably waived $5,157 of income incentive fees under the GBDC 3 Merger Waiver.

In addition, the Investment Adviser unilaterally agreed to irrevocably waive 100% of the Income Incentive Fee payable to the Investment Advisor under the Investment Advisory Agreement for the three months ended June 30, 2024 and $7,767 for the three months ended September 30, 2024.

For the year ended September 30, 2024, the Investment Adviser irrevocably waived income incentive fees, including the GBDC 3 Merger Waiver, of $27,324. For the years ended September 30, 2023 and 2022, the Investment Adviser waived no income incentive fees.

The Investment Advisory Agreement excludes the impact of asset acquisition resulting from a merger, including the GCIC Merger and GBDC 3 Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the asset acquisition for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC and GBDC 3 common stock in the GCIC Merger and GBDC 3 Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.
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

For the years ended September 30, 2024, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2024, 2023 and 2022, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both September 30, 2024 and September 30, 2023, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $2,840 and $2,118 as of September 30, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2024, 2023 and 2022 were $12,959, $8,158 and $6,240, respectively.

As of September 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $2,658 and $2,017, respectively, for expenses paid on behalf of the Company by the Administrator.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2024 permits the Company to borrow a maximum of $200,000 and expires on June 15, 2025. As of September 30, 2023, the Company was permitted to borrow a maximum of $100,000 under the Adviser Revolver. Refer to Note 7 Borrowings for discussion of the Adviser Revolver.
Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, an unsecured revolving credit facility with the Investment Adviser (“GBDC 3 Adviser Revolver”) that had a credit limit of $100,000. The GBDC 3 Adviser Revolver was terminated on June 11, 2024.

On June 3, 2024, the Company completed its acquisition of GBDC 3. Refer to Note 15 for more information regarding the GBDC 3 Merger.

Note 4. Investments
Investments as of September 30, 2024 and September 30, 2023 consisted of the following:

	As of September 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$510,503	$506,178	$502,386	$518,721	$527,449	$503,985
One stop	7,271,543	7,216,368	7,110,258	4,812,987	4,763,128	4,678,099
Second lien	18,430	17,125	14,054	32,173	33,514	29,154
Subordinated debt	30,410	29,943	30,175	8,907	7,866	7,945
Equity	N/A	533,299	578,538	N/A	261,879	297,430
Total	$7,830,886	$8,302,913	$8,235,411	$5,372,788	$5,593,836	$5,516,613

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

	As of September 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$1,502,136	18.1%	$936,563	16.7%
Midwest	1,391,538	16.8	1,061,739	19.0
West	1,133,878	13.7	895,353	16.0
Southeast	1,638,221	19.7	1,092,833	19.6
Southwest	1,041,814	12.5	487,270	8.7
Northeast	713,024	8.6	461,711	8.3
Canada	182,002	2.2	170,492	3.1
United Kingdom	395,769	4.8	308,977	5.5
Australia	20,909	0.2	17,050	0.3
Luxembourg	58,328	0.7	29,523	0.5
Netherlands	95,950	1.2	80,112	1.4
Finland	52,670	0.6	30,455	0.5
Sweden	33,243	0.4	18,099	0.3
Israel	855	0.0 *	508	0.0 *
Denmark	4,860	0.1	3,151	0.1
Germany	19,896	0.2	—	—
France	17,820	0.2	—	—
Total	$8,302,913	100.0%	$5,593,836	100.0%

Fair Value:
United States
Mid-Atlantic	$1,506,726	18.3%	$937,002	17.0%
Midwest	1,352,353	16.4	1,046,284	19.0
West	1,130,497	13.7	887,364	16.1
Southeast	1,634,599	19.8	1,094,393	19.8
Southwest	1,020,950	12.4	484,949	8.8
Northeast	713,123	8.7	448,383	8.1
Canada	178,003	2.2	161,668	2.9
United Kingdom	395,840	4.8	287,313	5.2
Australia	20,113	0.2	16,075	0.3
Luxembourg	57,439	0.7	28,486	0.5
Netherlands	89,708	1.1	69,730	1.3
Finland	56,608	0.7	32,488	0.6
Sweden	34,709	0.4	18,650	0.3
Israel	1,008	0.0 *	612	0.0 *
Denmark	4,896	0.1	3,216	0.1
Germany	20,493	0.3	—	—
France	18,346	0.2	—	—
Total	$8,235,411	100.0%	$5,516,613	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2024 and September 30, 2023 were as follows:

	As of September 30, 2024			As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$39,344	0.5%		$24,860	0.4%
Airlines	8,808	0.1		955	0.0	*
Auto Components	48,377	0.6		41,234	0.7
Automobiles	390,804	4.7		273,381	4.9
Banks	2,094	0.0	*	—	—
Beverages	82,478	1.0		53,386	1.0
Biotechnology	1,993	0.0	*	1,769	0.0	*
Building Products	60,815	0.7		18,282	0.3
Capital Markets	2,557	0.0	*	—	—
Chemicals	133,436	1.6		87,729	1.6
Commercial Services & Supplies	198,252	2.4		156,336	2.8
Communications Equipment	16,519	0.2		11,448	0.2
Construction & Engineering	4,042	0.1		—	—
Containers & Packaging	102,694	1.3		46,372	0.8
Diversified Consumer Services	391,054	4.7		271,430	4.9
Diversified Financial Services	90,456	1.1		44,183	0.8
Diversified Telecommunication Services	1,521	0.0	*	1,601	0.0	*
Electrical Equipment	1,406	0.0	*	—	—
Electronic Equipment, Instruments & Components	33,600	0.4		24,389	0.4
Energy Equipment & Services	4,543	0.1		4,605	0.1
Food and Staples Retailing	21,957	0.3		62,592	1.1
Food Products	260,340	3.1		154,596	2.8
Healthcare Equipment & Supplies	270,891	3.3		136,283	2.4
Healthcare Providers & Services	559,659	6.7		468,748	8.4
Healthcare Technology	315,628	3.8		220,862	4.0
Hotels, Restaurants & Leisure	271,416	3.3		130,946	2.3
Household Durables	—	—		6,688	0.1
Household Products	8,636	0.1		5,410	0.1
Industrial Conglomerates	72,399	0.9		39,570	0.7
Insurance	460,242	5.5		247,825	4.4
Internet & Direct Marketing Retail	103,829	1.3		67,793	1.2
IT Services	294,569	3.5		270,772	4.8
Leisure Products	69,755	0.8		11,557	0.2
Life Sciences Tools & Services	115,691	1.4		72,065	1.3
Machinery	30,586	0.4		34,336	0.6
Marine	35,033	0.4		19,490	0.4
Media	13,883	0.2		6,351	0.1
Multiline Retail	43,416	0.5		45,113	0.8
Oil, Gas & Consumable Fuels	85,736	1.0		117,176	2.1
Paper & Forest Products	18,771	0.2		10,481	0.2
Personal Products	36,460	0.4		36,551	0.7
Pharmaceuticals	257,011	3.1		171,783	3.1
Professional Services	217,009	2.6		123,318	2.2
Real Estate Management & Development	211,484	2.6		131,488	2.4
Road & Rail	41,776	0.5		38,921	0.7
Software	2,229,206	26.9		1,462,611	26.2
Specialty Retail	476,296	5.7		313,197	5.6
Technology Hardware, Storage & Peripherals	—	—		23,546	0.4
Textiles, Apparel & Luxury Goods	43,892	0.5		44,256	0.8
Trading Companies & Distributors	55,166	0.7		38,403	0.7
Water Utilities	67,383	0.8		19,148	0.3
Total	$8,302,913	100.0%		$5,593,836	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2024			As of September 30, 2023
Fair Value:
Aerospace & Defense	$40,073	0.5%		$25,557	0.5%
Airlines	8,547	0.1		917	0.0	*
Auto Components	45,376	0.6		39,648	0.7
Automobiles	389,281	4.7		270,598	4.9
Banks	2,076	0.0	*	—	—
Beverages	76,785	0.9		49,787	0.9
Biotechnology	764	0.0	*	1,315	0.0	*
Building Products	59,962	0.7		18,278	0.3
Capital Markets	2,540	0.0	*	—	—
Chemicals	119,535	1.5		75,851	1.4
Commercial Services & Supplies	198,921	2.4		159,232	2.9
Communications Equipment	16,494	0.2		11,358	0.2
Construction & Engineering	4,050	0.0	*	—	—
Containers & Packaging	101,467	1.2		45,597	0.8
Diversified Consumer Services	385,797	4.7		271,351	4.9
Diversified Financial Services	90,588	1.1		44,147	0.8
Diversified Telecommunication Services	1,529	0.0	*	1,612	0.0	*
Electrical Equipment	1,425	0.0	*	—	—
Electronic Equipment, Instruments & Components	34,420	0.4		24,967	0.5
Energy Equipment & Services	1,793	0.0	*	1,353	0.0	*
Food & Staples Retailing	22,811	0.3		56,675	1.0
Food Products	258,812	3.1		158,312	2.9
Healthcare Equipment & Supplies	264,737	3.2		132,677	2.4
Healthcare Providers & Services	545,927	6.6		451,795	8.2
Healthcare Technology	317,594	3.9		222,984	4.1
Hotels, Restaurants & Leisure	271,656	3.3		132,972	2.4
Household Durables	—	—		6,891	0.1
Household Products	8,636	0.1		5,217	0.1
Industrial Conglomerates	72,439	0.9		39,056	0.7
Insurance	458,447	5.6		246,424	4.5
Internet & Direct Marketing Retail	108,880	1.3		70,228	1.3
IT Services	302,581	3.7		260,877	4.7
Leisure Products	71,152	0.9		13,162	0.3
Life Sciences Tools & Services	113,608	1.4		72,077	1.3
Machinery	29,750	0.4		33,082	0.6
Marine	34,517	0.4		19,053	0.4
Media	13,717	0.2		6,179	0.1
Multiline Retail	31,866	0.4		45,138	0.8
Oil, Gas & Consumable Fuels	85,689	1.0		117,897	2.2
Paper & Forest Products	18,727	0.2		9,991	0.2
Personal Products	32,813	0.4		34,489	0.6
Pharmaceuticals	254,314	3.1		162,335	2.9
Professional Services	218,402	2.7		123,807	2.2
Real Estate Management & Development	211,343	2.6		128,483	2.3
Road & Rail	41,172	0.5		39,047	0.7
Software	2,229,502	27.1		1,455,863	26.4
Specialty Retail	473,726	5.8		308,126	5.6
Technology Hardware, Storage & Peripherals	—	—		23,350	0.4
Textiles, Apparel & Luxury Goods	43,633	0.5		43,696	0.8
Trading Companies & Distributors	50,288	0.6		36,734	0.7
Water Utilities	67,249	0.8		18,428	0.3
Total	$8,235,411	100.0%		$5,516,613	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 5. Derivatives

The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.

Forward Currency Contracts

The outstanding forward currency contracts as of September 30, 2024 and September 30, 2023 were as follows:

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	$1,225	$—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	390	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	732	—
Macquarie Bank Limited	€7,900	EUR	$8,682	USD	2/5/2025	—	(152)
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,654	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	—	(152)
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	522	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	172	—
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(964)
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(894)
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(430)
Macquarie Bank Limited	€16,100	EUR	$17,902	USD	7/30/2025	—	(209)
Macquarie Bank Limited	€3,900	EUR	$4,371	USD	1/30/2026	—	(45)
Macquarie Bank Limited	€21,900	GBP	$27,811	USD	2/2/2026	—	(1,244)
Macquarie Bank Limited	€35,000	EUR	$39,008	USD	2/5/2026	—	(618)
Macquarie Bank Limited	€26,100	AUD	$17,179	USD	2/5/2026	—	(761)
						5,695	(5,469)

SMBC Capital Markets, Inc.	€22,000	EUR	$24,594	USD	1/20/2026	—	(387)
SMBC Capital Markets, Inc.	€23,750	EUR	$26,543	USD	1/20/2026	—	(425)
SMBC Capital Markets, Inc.	$7,400	CAD	$5,533	USD	2/2/2026	—	(4)
SMBC Capital Markets, Inc.	£21,900	GBP	$27,811	USD	2/5/2026	—	(1,406)
						$—	$(2,222)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	$15,600	CAD	$12,236	USD	8/27/2024	$676	$—
Macquarie Bank Limited	$30,000	CAD	$23,399	USD	8/27/2024	1,174	—
Macquarie Bank Limited	£25,000	GBP	$34,298	USD	8/27/2024	3,570	—
Macquarie Bank Limited	$22,600	CAD	$17,739	USD	8/30/2024	991	—
Macquarie Bank Limited	£20,550	GBP	$28,297	USD	9/3/2024	3,032	—
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	3,397	—
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	1,968	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	203	—
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(70)
						$15,011	$(70)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2024 and September 30, 2023.

As of September 30, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$5,695	$(5,469)	$226	$—	$226
SMBC Capital Markets, Inc.	Foreign exchange	—	(2,222)	(2,222)	—	(2,222)
		$5,695	$(7,691)	$(1,996)		$(1,996)

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

(1) The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions not designated as an effective hedge accounting relationship for the years ended September 30, 2024, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2024	2023	2022
Foreign exchange	$3,646	$2,711	$1,080

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2024	2023	2022
Foreign exchange	$(19,011)	$(17,392)	$32,243

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2024, 2023 and 2022:

Average U.S. Dollar notional outstanding	Year ended September 30,
	2024	2023	2022
Forward currency contracts	$379,494	$221,448	$254,118

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

As of September 30, 2024, the counterparty to the Company’s interest rate swap agreements was SMBC.

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net gain / (loss) related to the fair value hedge was $4,598, which is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net gain /(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the year ended September 30, 2024. There were no derivatives designated in a qualifying hedge accounting relationship for the years ended September 30, 2023 and 2022.

Year ended September 30, 2024
Hedging Instruments (Interest rate swaps)	$31,486
Hedged items	(26,888)
Fair market value adjustments for hedge accounting recognized in interest expense	$4,598

The Statement of Financial Condition impact of fair valuing the interest rate swaps as of September 30, 2024 is presented below:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement of Financial Condition Location of Amounts
Interest rate swap	$225,000	11/5/2028	$8,925	$—	Net unrealized appreciation on derivatives
Interest rate swap	$225,000	11/5/2028	$13,298	$—	Net unrealized appreciation on derivatives
Interest rate swap	$600,000	6/15/2029	$9,263	$—	Net unrealized appreciation on derivatives

The table below presents the carrying value of the 2028 and 2029 Notes as of September 30, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

Description	Carrying Value	Hedging Adjustment
2028 Notes	$460,642	$14,675
2029 Notes	606,271	12,213

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company could cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

Note 6. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Effective August 2, 2024, the Board designated the Investment Adviser as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. The Company’s fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2024 and September 30, 2023, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of September 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2024 and September 30, 2023:

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,656,873	$7,656,873
Equity investments(1)	118	—	578,420	578,538
Money market funds(1)(2)	213,101	—	—	213,101
Forward currency contracts	—	5,695	—	5,695
Interest rate swaps	—	31,486	—	31,486
Total assets, at fair value:	$213,219	$37,181	$8,235,293	$8,485,693
Liabilities, at fair value:
Forward currency contracts	$—	$(7,691)	$—	$(7,691)
Total liabilities, at fair value:	$—	$(7,691)	$—	$(7,691)

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$5,219,183	$5,219,183
Equity investments(1)	100	—	297,330	297,430
Money market funds(1)(2)	72,822	—	—	72,822
Forward currency contracts	—	15,011	—	15,011
Total assets, at fair value:	$72,922	$15,011	$5,516,513	$5,604,446
Liabilities at fair value:
Forward currency contracts	$—	$(70)	$—	$(70)
Total liabilities, at fair value:	$—	$(70)	$—	$(70)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2024, 2023 and 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was $(25,138), $1,324 and $(119,448), respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2024 and 2023:

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	(41,723)	9,668	(32,055)
Net translation of investments in foreign currencies	41,755	2	41,757
Realized gain (loss) on investments	(82,925)	1,348	(81,577)
Realized gain (loss) on translation of investments in foreign currencies	(8,211)	—	(8,211)
Fundings of (proceeds from) revolving loans, net	2,596	—	2,596
Fundings of investments	1,186,368	113,565	1,299,933
PIK interest and non-cash dividends	52,552	21,263	73,815
Proceeds from non-cash dividends	—	(47)	(47)
Proceeds from principal payments and sales of portfolio investments	(1,250,895)	(11,989)	(1,262,884)
Transfer in - GBDC 3 Merger	2,527,770	147,280	2,675,050
Accretion of discounts and amortization of premiums	10,403	—	10,403
Fair value, end of period	$7,656,873	$578,420	$8,235,293

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,168,537	$277,819	$5,446,356
Net change in unrealized appreciation (depreciation) on investments	24,509	(10,231)	14,278
Net translation of investments in foreign currencies	31,666	94	31,760
Realized gain (loss) on investments	(48,084)	1,588	(46,496)
Realized gain (loss) on translation of investments in foreign currencies	(1,419)	—	(1,419)
Funding of (proceeds from) revolving loans, net	381	—	381
Fundings of investments	644,630	30,598	675,228
PIK interest and non-cash dividends	38,844	14,901	53,745
Proceeds from non-cash dividends	—	(10)	(10)
Proceeds from principal payments and sales of portfolio investments	(652,759)	(17,429)	(670,188)
Accretion of discounts and amortization of premiums	12,878	—	12,878
Fair value, end of period	$5,219,183	$297,330	$5,516,513

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and September 30, 2023.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$502,386	Yield analysis	Market interest rate	6.5% - 20.3% (10.5%)
		Market comparable companies	EBITDA multiples	1.5x - 24.0x (12.3x)
One stop loans(3)(4)	$7,057,577	Yield analysis	Market interest rate	4.3% - 21.0% (9.9%)
		Market comparable companies	EBITDA multiples	2.8x - 53.2x (16.0x)
			Revenue multiples	1.0x - 18.0x (7.9x)
	52,681	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$44,229	Yield analysis	Market interest rate	10.0% - 15.5% (13.3%)
		Market comparable companies	EBITDA multiples	5.5x - 24.0x (16.0x)
Equity(6)	$578,420	Market comparable companies	EBITDA multiples	5.5x - 53.2x (18.2x)
			Revenue multiples	1.2x - 18.0x (8.1x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$2,807 of loans at fair value were valued using the market comparable companies approach only.
(3) $64,786 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,036,312 and $1,021,265 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5) $435 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $505,597 and $72,823 of equity investments using EBITDA and revenue multiples, respectively.

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Valuation Designee uses EBITDA multiples and, to a lesser extent, revenue multiples on the Company’s debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Valuation Designee uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan could have been lower.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2024 and September 30, 2023.

	As of September 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$4,624,791	$4,591,161	$3,133,332	$2,990,685

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of September 30, 2024, the Company’s asset coverage for borrowed amounts was 186.0%.

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

Through January 20, 2023, the 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. For the years ended September 30, 2024 and 2023, the Company had repayments on the 2018 Notes of $158,712 and $19,503, respectively. For the year ended September 30, 2022, the Company had no repayments on the 2018 Notes. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2024 and September 30, 2023, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of September 30, 2024 and September 30, 2023, there were 44 and 65 portfolio companies, respectively, with a total fair value of $351,446 and $555,699, respectively, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of September 30, 2024 based on the last interest rate reset was 5.3%.

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$24,042	$26,375	$10,542
Amortization of debt issuance costs	2	161	421
Total interest and other debt financing expenses	$24,044	$26,536	$10,963
Cash paid for interest expense	$26,430	$24,271	$8,410
Average stated interest rate	7.4%	6.5%	2.6%
Average outstanding balance	$324,648	$403,098	$408,200
As of September 30, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$148,785	$61,200	$20,000
Fitch Rating	“AAA”	“NR”	“NR”
S&P Rating	“AAA”	“AA”	“A”
Interest Rate(1)	SOFR + 1.48%	SOFR + 2.10%	SOFR + 2.80%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.
GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the GCIC Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bear interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the September 30, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2024 and September 30, 2023, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, the GCIC 2018 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. For the years ended September 30, 2024 and 2023, the Company had repayments on the GCIC 2018 Notes of $260,755 and $32,973, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the year ended September 30, 2022, the Company had no repayments on the GCIC 2018 Notes. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

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

As of September 30, 2024 and September 30, 2023, there were 58 and 87 portfolio companies, respectively, with a total fair value of $524,168 and $841,241, respectively, securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month SOFR in effect as of September 30, 2024 based on the last interest rate reset was 5.3%.

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$28,062	$32,923	$13,422
Accretion of discounts on notes issued	—	544	1,789
Amortization of debt issuance costs	—	21	68
Total interest and other debt financing expenses	$28,062	$33,488	$15,279
Cash paid for interest expense	$31,909	$30,453	$10,757
Average stated interest rate	6.8%	6.1%	2.5%
Average outstanding balance	$412,682	$537,754	$546,500

As of September 30, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2-R GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$196,272	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate(1)	SOFR + 1.48%	2.50%	SOFR + 2.25%

(1)Interest rate for securitizations represents the weighted average spread over 3-month SOFR for the various tranches of issued notes, excluding tranches retained by the Company. SOFR borrowings under the securitizations are subject to an additional spread adjustment of 0.26161%.

As part of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the GCIC Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of September 30, 2024, the 2018 Notes and the GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Notes) were the secured obligations of the 2018 Issuer and the GCIC 2018 Issuer, respectively, and indentures governing each of the 2018 Notes and the GCIC 2018 Notes include customary covenants and events of default.

GBDC 3 2021 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $398,850 term debt securitization (the “GBDC 3 2021 Debt Securitization”). The GBDC 3 2021 Debt Securitization was originally completed on March 11, 2021. The notes offered in the GBDC 3 2021 Debt Securitization (the “GBDC 3 2021 Notes”) were issued by the GBDC 3 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The GBDC 3 2021 Notes offered in the GBDC 3 2021 Debt Securitization consist of $224,000 of AAA Class A GBDC 3 2021 Notes, which bear interest at the three-month SOFR plus 1.60%; $28,000 of AA Class B GBDC 3 2021 Notes, which bear interest at the three-month SOFR plus 1.85%; $36,000 of A Class C-1 GBDC 3 2021 Notes, which bear interest at the three-month SOFR plus 2.80%; $10,000 A Class C-2 GBDC 3 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D GBDC 3 2021 Notes, which were unfunded on the closing date of the GBDC 3 2021 Debt Securitization and which, if funded, will bear interest at the three-month SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D GBDC 3 2021 Notes, together with the Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes and the Class C-2 GBDC 3 2021 Notes are referred to as the “Secured GBDC 3 2021 Notes”); and approximately $100,850 of Subordinated GBDC 3 2021 Notes, which do not bear interest. The Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes, and the Class C-2 GBDC 3 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2021 Issuer indirectly retained all of the Class D GBDC 3 2021 Notes and Subordinated GBDC 3 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

Through April 15, 2025, all principal collections received on the underlying collateral could be used by the GBDC 3 2021 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2021 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2021 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2021 Debt Securitization. The Secured GBDC 3 2021 Notes are due on April 15, 2033. The Subordinated GBDC 3 2021 Notes are due in 2121.

As of September 30, 2024, there were 81 portfolio companies with total fair value of $395,682 securing the GBDC 3 2021 Notes. The pool of loans in the GBDC 3 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GBDC 3 2021 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month term SOFR in effect as of September 30, 2024 based on the last interest rate reset was 5.3%.

For the year ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

Year ended September 30,
2024
Stated interest expense	$7,181
Amortization of debt issuance costs	—
Total interest expense	$7,181
Cash paid for interest expense	$2,520
Average stated interest rate	7.3%
Average outstanding balance	$97,705

As of September 30, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 GBDC 3 2021 Notes were as follows:

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

GBDC 3 2022 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $401,750 asset-backed securitization (the “GBDC 3 2022 Debt Securitization”). The GBDC 3 2022 Debt Securitization was originally completed on January 25, 2022. The notes offered in the GBDC 3 2022 Debt Securitization were issued by the GBDC 3 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the GBDC 3 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured GBDC 3 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated GBDC 3 2022 Notes” and, together with the Secured GBDC 3 2022 Notes, the “GBDC 3 2022 Notes”). The Secured GBDC 3 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2022 Issuer indirectly retained all of the Subordinated GBDC 3 2022 Notes, and the Subordinated GBDC 3 2022 Notes were eliminated in consolidation. The Secured GBDC 3 2022 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.

Through January 25, 2024, the GBDC 3 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2022 Issuer, in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GBDC 3 2022 Debt Securitization. There were repayments on the GBDC 3 2022 Notes of $14,751 during the period June 3, 2024 through September 30, 2024. The Secured GBDC 3 2022 Notes are due on January 18, 2030. The Subordinated GBDC 3 2022 Notes are due on January 25, 2122.

As of September 30, 2024, there were 55 portfolio companies with a total fair value of $377,755 securing the GBDC 3 2022 Debt Securitization. The pool of loans in the GBDC 3 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the GBDC 3 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of September 30, 2024 based on the last interest rate reset was 5.3%.

For the year ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

Year ended September 30,
2024
Stated interest expense	$5,909
Amortization of debt issuance costs	—
Total interest expense	$5,909
Cash paid for interest expense	$2,508
Average stated interest rate	7.4%
Average outstanding balance	$79,626

As of September 30, 2024, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the GBDC 3 2022 Debt Securitization was as follows:

Description	Secured GBDC 3 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$236,836
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

GBDC 3 2022-2 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $386,600 term debt securitization (the “GBDC 3 2022-2 Debt Securitization”). The GBDC 3 2022-2 Debt Securitization was originally completed on December 14, 2022. The notes offered in the GBDC 3 2022-2 Debt Securitization (the “GBDC 3 2022-2 Notes”) were issued by the GBDC 3 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The GBDC 3 2022-2 Notes offered in the GBDC 3 2022-2 Debt Securitization consist of $140,000 of AAA Class A GBDC 3 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B GBDC 3 Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B GBDC 3 2022-2 Notes” and, together with the Class A GBDC 3 2022-2 Notes, the “Secured GBDC 3 2022-2 Notes”); $85,000 of AAA Class A GBDC 3 Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A GBDC 3 2022-2 Loans” and, together with the Secured GBDC 3 2022-2 Notes, the “Secured GBDC 3 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated GBDC 3 2022-2 Notes”), which do not bear interest. The GBDC 3 2022-2 Issuer indirectly retained all of the Class B GBDC 3 2022-2 Notes and Subordinated GBDC 3 2022-2 Notes which were eliminated in consolidation. The Class A GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans are included in the September 30, 2024 Consolidated Statement of Financial Condition as debt of the Company.

Through January 18, 2026, all principal collections received on the underlying collateral could be used by the GBDC 3 2022-2 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2022-2 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2022-2 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2022-2 Debt Securitization. The Secured GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans are due on January 18, 2034. The Subordinated GBDC 3 2022-2 Notes are due on December 14, 2122.

As of September 30, 2024, there were 73 portfolio companies with a total fair value of $377,471 securing the GBDC 3 2022-2 Debt Securitization. The pool of loans in the GBDC 3 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the GBDC 3 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of September 30, 2024 based on the last interest rate reset was 5.3%.

For the year ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

Year ended September 30,
2024
Stated interest expense	$5,923
Amortization of debt issuance costs	—
Total interest expense	$5,923
Cash paid for interest expense	$2,229
Average stated interest rate	8.0%
Average outstanding balance	$73,770

As of September 30, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans were as follows:

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

GBDC 3 DB Credit Facility: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a loan financing and servicing agreement (as amended, the “GBDC 3 DB Credit Facility”), with the Company and GBDC 3 Funding, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The GBDC 3 DB Credit Facility was originally entered into on September 10, 2019 (the “GBDC 3 DB Credit Facility Effective Date”). The period during which GBDC 3 Funding may request drawdowns under the “GBDC 3 DB Credit Facility (the “Revolving Period”) commenced on the GBDC 3 DB Credit Facility Effective Date and continues through April 10, 2025. As of September 30, 2024, the GBDC 3 DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of April 10, 2028.

As of September 30, 2024, the GBDC 3 DB Credit Facility bears interest at the applicable base rate plus 2.30% per annum during the Revolving Period and 2.80% after the Revolving Period. The base rate under the GBDC 3 DB Credit Facility is (i) the three-month Canadian Overnight Repo Rate Average (“CORRA”) plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling, the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (v) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vi) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (vii) the three-month Norwegian Krone Interbank Offered Rate with

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
respect to any advances denominated in Norwegian krona, (viii) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (ix) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the GBDC 3 DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the GBDC 3 DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the GBDC 3 DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

The GBDC 3 DB Credit Facility is secured by all of the assets held by GBDC 3 Funding. GBDC 3 Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the GBDC 3 DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GBDC 3 Funding through a purchase and sale agreement and causes GBDC 3 Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of September 30, 2024, the Company had outstanding debt under the GBDC 3 DB Credit Facility of $411,489.

For the year ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

Year ended September 30,
2024
Stated interest expense	$11,219
Facility fees	680
Accretion of discounts	1
Total interest and other debt financing expenses	$11,900
Cash paid for interest expense and facility fees	$4,284
Average stated interest rate¹	7.6%
Average outstanding balance	$148,365
(1)The Average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

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
As of September 30, 2024, September 30, 2023 and September 30, 2022, the Company did not have any outstanding debt under the MS Credit Facility II.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$—	$—	$702
Facility fees	—	—	529
Amortization of debt issuance costs	—	—	535
Total interest and other debt financing expenses	$—	$—	$1,766
Cash paid for interest expense and facility fees	$—	$—	$1,421
Average stated interest rate¹	N/A	N/A	4.0%
Average outstanding balance	$—	$—	$17,452

JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of September 30, 2024, allowed the Company to borrow up to $1,822,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of amendments, most recently on August 6, 2024, the Company amended the JPM Credit Facility to, among other things, extend the maturity date to August 6, 2029, decrease the adjustment to term SOFR for loans using such rate to 0.10%, increase the accordion feature to allow the Company to request, at one or more times, that existing and/or new lenders, at their election provide up to $177,500 of additional commitments and update the applicable reference rate with respect to borrowings denominated in Canadian Dollars with CORRA.

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
The Company pays a commitment fee of 0.375% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on August 6, 2029 and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.

As of September 30, 2024 and September 30, 2023, the Company had outstanding debt of $956,590 and $784,374, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$26,777	$41,821	$13,876
Facility fees	4,389	2,635	2,501
Amortization of debt issuance costs	3,569	2,793	1,865
Total interest and other debt financing expenses	$34,735	$47,249	$18,242
Cash paid for interest expense and facility fees	$27,612	$44,667	$14,948
Average stated interest rate¹	7.1%	6.2%	2.6%
Average outstanding balance	$377,773	$678,560	$524,105
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

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

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$8,766	$16,876	$16,745
Accretion of discounts and amortization of premiums on notes issued	(747)	(1,384)	(1,327)
Amortization of debt issuance costs	1,140	1,986	1,932
Total interest and other debt financing expenses	$9,159	$17,478	$17,350
Cash paid for interest expense	$16,547	$16,876	$15,188
Average stated interest rate	3.4%	3.4%	3.4%
Average outstanding balance	$259,563	$500,000	$496,164

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both September 30, 2024 and September 30, 2023, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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

At any time or from time to time, the Company could redeem some or all of the 2026 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed through July 24, 2026 (the date falling one month prior to the maturity date of the 2026 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2026 Notes on or after July 24, 2026 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes.

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$15,000	$15,000	$14,833
Accretion of discounts on notes issued	532	531	520
Amortization of debt issuance costs	1,635	1,493	1,588
Total interest and other debt financing expenses	$17,167	$17,024	$16,941
Cash paid for interest expense	$15,000	$15,000	$14,319
Average stated interest rate	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$593,425

2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both September 30, 2024 and September 30, 2023, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
At any time or from time to time, the Company could redeem some or all of the 2027 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed through January 15, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 25 basis points, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after January 15, 2027 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.

For the years ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$7,176	$7,176	$7,176
Accretion of discounts on notes issued	736	733	733
Amortization of debt issuance costs	1,021	926	928
Total interest and other debt financing expenses	$8,933	$8,835	$8,837
Cash paid for interest expense	$7,176	$7,174	$7,415
Average stated interest rate	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000

2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of September 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.

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

At any time or from time to time, the Company could redeem some or all of the 2028 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2028 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 45 basis points less interest accrued to the date of redemption. If the Company redeems any 2028 Notes on or after November 5, 2028 (the date falling one month prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.

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

For the year ended September 30, 2024, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

Year ended September 30,
2024
Stated interest expense	$26,084
Net contractual interest rate swap expense	3,775
Net (gain)/loss related to the fair value hedge	(7,549)
Accretion of discounts on notes issued	795
Amortization of debt issuance costs	975
Total interest and other debt financing expenses	$24,080
Cash paid for interest expense	$20,005
Average interest rate swap and stated interest rate	8.1%
Average outstanding balance	$370,082

2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”). As of September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $600,000. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.

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

At any time or from time to time, the Company could redeem some or all of the 2029 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2029 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points less interest accrued to the date of redemption. If the Company redeems any 2029 Notes on or after June 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2029 Notes.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the year ended September 30, 2024, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

Year ended September 30,
2024
Stated interest expense	$24,000
Net contractual interest rate swap expense	6,631
Net (gain)/loss related to the fair value hedge	2,951
Accretion of discounts on notes issued	826
Amortization of debt issuance costs	895
Total interest and other debt financing expenses	$35,303
Cash paid for interest expense	$23,846
Average interest rate swap and stated interest rate	7.7%
Average outstanding balance	$398,361

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2024 and September 30, 2023, the Company was permitted to borrow up to $200,000 and $100,000, respectively, and which had a maturity date of June 15, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2024 was 4.5%. On June 11, 2024, the Company amended the revolving loan agreement to increase the borrowing capacity under the Adviser Revolver from $100,000 to $200,000. As of both September 30, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

Year ended September 30,
	2024	2023	2022
Stated interest expense	$—	$—	$—
Cash paid for interest expense	—	—	—
Average stated interest rate	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—

For the years ended September 30, 2024, 2023 and 2022, the average total debt outstanding was $3,492,575, $3,069,412 and $2,935,846, respectively.

For the year ended September 30, 2024, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 6.2%. For the years ended September 30, 2023 and 2022, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.9% and 3.0%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of September 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2018 Debt Securitization	$229,985	$—	$—	$—	$229,985
GCIC 2018 Debt Securitization	252,772	—	—	—	252,772
GBDC 3 2021 Debt Securitization(1)	297,952	—	—	—	297,952
GBDC 3 2022 Debt Securitization	236,836	—	—	—	236,836
GBDC 3 2022-2 Debt Securitization	225,000	—	—	—	225,000
GBDC 3 DB Credit Facility	411,489	—	—	411,489	—
JPM Credit Facility	956,590	—	—	956,590	—
2026 Notes(2)	598,993	—	598,993	—	—
2027 Notes(2)	348,261	—	348,261	—	—
2028 Notes(2)(3)	460,642	—	—	460,642	—
2029 Notes(2)(3)	606,271	—	—	606,271
Total borrowings	$4,624,791	$—	$947,254	$2,434,992	$1,242,545

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters
The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders which will generally relieve the Company from U.S. federal income tax.
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which could differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.
The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2024, 2023 and 2022:

	Years ended September 30,
	2024	2023	2022
Increase (decrease) in Paid in Capital in Excess of Par	$(45,385)	$(12,902)	$(750)
Increase (decrease) in Distributable Earnings (Losses)	45,385	12,902	750
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
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2024, 2023 and 2022:

	Years ended September 30,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$273,785	$258,631	$153,440
Net change in unrealized (appreciation) depreciation on investment transactions	29,371	(13,555)	61,898
Other income not currently taxable	(30,908)	(22,437)	(7,574)
Expenses not currently deductible	7,647	11,198	18,652
Other income for tax but not book	9,460	3,773	5,846
Other deductions/losses for tax not book	(17,624)	(39,639)	(519)
Other realized gain/loss differences	63,491	29,175	41,313
Taxable income before deductions for distributions	$335,222	$227,146	$273,056

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2024, 2023 and 2022 was as follows:

	Years ended September 30,
	2024	2023	2022
Ordinary Income	$372,957	$209,607	$204,806
Long-Term Capital Gains	—	28,785	—
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2024, 2023 and 2022 were as follows:

	As of September 30,
	2024	2023	2022
Undistributed ordinary income – tax basis	$19,151	$56,886	$39,466
Undistributed realized gains – tax basis	—	—	28,784
Net unrealized appreciation (depreciation) on investments	(155,498)	(160,673)	(204,442)
Other temporary differences	(16,646)	4,583	3,847
Total accumulated earnings (deficit) – book basis	$(152,993)	$(99,204)	$(132,345)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2024, the Company estimates that it will have $22,399 of capital loss carryforward available for use in subsequent tax years.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2024, September 30, 2023 and September 30, 2022, the Company did not elect to defer ordinary losses, short-term capital losses or long-term capital losses.

For the tax year ended September 30, 2024, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in the tax year ended September 30, 2025. The amount carried forward to the tax year ended September 30, 2025 is estimated to be approximately $19,151 of ordinary income, although these amounts will not be finalized until the September 30, 2024 tax returns are filed in 2025.

As of September 30, 2024, the federal tax cost of investments was $8,379,659 resulting in estimated gross unrealized gains and losses of $193,847 and $338,095, respectively.

The Company has consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the years ended September 30, 2024 and 2023, the Company recorded a net tax benefit for taxable subsidiaries of $549 and $101, respectively. For the year ended September 30, 2022, the Company recorded a tax expense for taxable subsidiaries of $1,229. As of September 30, 2024, the Company recorded a net deferred tax liability of $780 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2023, the Company recorded a net deferred tax liability of $1,090 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 9. Commitments and Contingencies

Commitments: As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $717,869, including $157,618 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $189,378, including $39,650 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of September 30, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk:  Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company could be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2024		2023	2022		2021		2020
Net asset value at beginning of period	$15.02		$14.89	$15.19		$14.33		$16.76
Net increase in net assets as a result of issuance of DRIP shares	0.00	(2)	—	0.00	(2)	0.00	(2)	0.01
Net increase (decrease) in net assets as a result of issuance of shares	0.51	(3)	—	—		—		(1.13)
Net increase in net assets as a result of repurchases of shares	0.00	(2)	0.01	—		—		—
Distributions declared:
From net investment income - after tax	(1.89)		(1.23)	(1.20)		(1.13)		(1.29)
From capital gains	—		(0.17)	—		(0.03)		(0.04)
From return of capital	—		—	—		—		(0.04)
Net investment income - after tax	1.90		1.70	1.15		0.99		0.94
Net realized gain (loss) on investment transactions	(0.40)		(0.26)	0.12		0.05		(0.12)
Net change in unrealized appreciation (depreciation) on investment transactions(4)	0.05		0.08	(0.37)		0.98		(0.76)
Net asset value at end of period	$15.19		$15.02	$14.89		$15.19		$14.33
Per share market value at end of period	$15.11		$14.67	$12.39		$15.81		$13.24
Total return based on market value(5)	15.77%		30.50%	(14.80)%		28.90%		(22.81)%
Number of common shares outstanding	264,277,128		169,594,742	170,895,670		170,028,584		167,259,511

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023	2022	2021	2020
Ratio of net investment income - after tax to average net assets	12.55%	11.46%	7.53%	6.73%	6.22%
Ratio of total expenses to average net assets	12.12%	12.45%	7.43%	5.78%	7.15%
Ratio of management fee waiver to average net assets	—%	—%	(0.07)%	(0.16)%	—%
Ratio of incentive fee waiver to average net assets	(0.90)%	—%	—%	—%	—%
Ratio of incentive fees to average net assets	2.53%	2.94%	0.68%	0.13%	0.62%
Ratio of income and excise taxes to average net assets	0.04%	0.15%	—%	—%	—%
Ratio of net expenses (without incentive fees) to average net assets	9.59%	9.51%	6.68%	5.49%	6.53%
Total return based on average net asset value(6)	8.98%	10.25%	5.89%	13.70%	2.45%
Net assets at end of period	$4,014,529	$2,547,878	$2,544,500	$2,582,692	$2,396,193
Average debt outstanding	$3,492,575	$3,069,412	$2,935,846	$2,184,010	$2,200,950
Average debt outstanding per share	$13.22	$18.10	$17.18	$12.84	$13.16
Portfolio Turnover	20.29%	12.19%	23.56%	35.58%	14.87%
Asset coverage ratio(7)	185.96%	180.68%	181.70%	200.04%	232.15%

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

Note 11. Senior Securities

The following is information about the Company’s senior securities as of dates indicated in the table below:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2010 Debt Securitization(5)
September 30, 2015	$215,000	$2,373	—	N/A
September 30, 2016	$215,000	$2,488	—	N/A
September 30, 2017	$205,000	$2,852	—	N/A

2014 Debt Securitization(6)
September 30, 2015	$246,000	$2,373	—	N/A
September 30, 2016	$246,000	$2,488	—	N/A
September 30, 2017	$246,000	$2,852	—	N/A
September 30, 2018	$197,483	$2,695	—	N/A
September 30, 2019	$126,344	$2,203	—	N/A

2018 Debt Securitization
September 30, 2019	$408,200	$2,203	—	N/A
September 30, 2020	$408,200	$2,321	—	N/A
September 30, 2021	$408,200	$2,000	—	N/A
September 30, 2022	$408,200	$1,817	—	N/A
September 30, 2023	$388,697	$1,807	—	N/A
September 30, 2024	$229,985	$1,860	—	N/A

GCIC 2018 Debt Securitization (7)
September 30, 2019	$541,023	$2,203	—	N/A
September 30, 2020	$542,378	$2,321	—	N/A
September 30, 2021	$544,167	$2,000	—	N/A
September 30, 2022	$545,956	$1,817	—	N/A
September 30, 2023	$513,528	$1,807	—	N/A
September 30, 2024	$252,772	$1,860	—	N/A

2020 Debt Securitization (8)
September 30, 2020	$189,000	$2,321	—	N/A

GBDC 3 2021 Debt Securitization (9)
September 30, 2024	$297,952	$1,860	—	N/A

GBDC 3 2022 Debt Securitization
September 30, 2024	$236,836	$1,860	—	N/A

GBDC 3 2022 -2 Debt Securitization
September 30, 2024	$225,000	$1,860	—	N/A

Credit Facility(10)
September 30, 2015	$127,250	$2,373	—	N/A
September 30, 2016	$126,700	$2,488	—	N/A
September 30, 2017	$63,100	$2,852	—	N/A
September 30, 2018	$136,000	$2,695	—	N/A

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)

MS Credit Facility(11)
September 30, 2018	$234,700	$2,695	—	N/A

MS Credit Facility II
September 30, 2019	$259,946	$2,203	—	N/A
September 30, 2020	$313,292	$2,321	—	N/A
September 30, 2021	$—	$2,000	—	N/A

JPM Credit Facility
September 30, 2021	$472,102	$2,000	—	N/A
September 30, 2022	$692,592	$1,817	—	N/A
September 30, 2023	$784,373	$1,807	—	N/A
September 30, 2024	$956,590	$1,860	—	N/A

WF Credit Facility(12)
September 30, 2019	$253,847	$2,203	—	N/A
September 30, 2020	$199,554	$2,321	—	N/A

DB Credit Facility(13)
September 30, 2019	$248,042	$2,203	—	N/A
September 30, 2020	$153,524	$2,321	—	N/A

GBDC 3 DB Credit Facility
September 30, 2024	$411,490	$1,860	—	$—

Revolver(14)
September 30, 2014	$—	$2,491	—	N/A
September 30, 2015	$—	$2,373	—	N/A

Adviser Revolver
September 30, 2016	$—	$2,488	—	N/A
September 30, 2017	$—	$2,852	—	N/A
September 30, 2018	$—	$2,695	—	N/A
September 30, 2019	$—	$2,203	—	N/A
September 30, 2020	$—	$2,321	—	N/A
September 30, 2021	$—	$2,000	—	N/A
September 30, 2022	$—	$1,817	—	N/A
September 30, 2023	$—	$1,807	—	N/A
September 30, 2024	$—	$1,860	—	N/A

SBA Debentures
September 30, 2015	$225,000	$2,373	—	N/A
September 30, 2016	$277,000	$2,488	—	N/A
September 30, 2017	$267,000	$2,852	—	N/A
September 30, 2018	$277,500	$2,695	—	N/A
September 30, 2019	$287,000	$2,203	—	N/A
September 30, 2020	$217,750	$2,321	—	N/A

2024 Notes (15)
September 30, 2021	$399,770	$2,000	—	$1,034
September 30, 2022	$502,131	$1,817	—	$996

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 30, 2023	$500,747	$1,807	—	$969

2026 Notes (16)
September 30, 2021	$398,927	$2,000	—	$1,004
September 30, 2022	$597,930	$1,817	—	$917
September 30, 2023	$598,461	$1,807	—	$867
September 30, 2024	$598,993	$1,860	—	$918

2027 Notes (17)
September 30, 2021	$346,062	$2,000	—	$990
September 30, 2022	$346,794	$1,817	—	$888
September 30, 2023	$347,526	$1,807	—	$834
September 30, 2024	$348,260	$1,860	—	$891

2028 Notes (18)
September 30, 2024	$460,642	$1,860	—	$1,034

2029 Notes (19)
September 30, 2024	$606,271	$1,860	—	$992

Total Debt (20)
September 30, 2015	$588,250	$2,373	—	N/A
September 30, 2016	$587,700	$2,488	—	N/A
September 30, 2017	$514,100	$2,852	—	N/A
September 30, 2018	$626,683	$2,488	—	N/A
September 30, 2019	$1,837,402	$2,203	—	N/A
September 30, 2020	$1,805,948	$2,321	—	N/A
September 30, 2021	$2,569,228	$2,000	—	N/A
September 30, 2022	$3,093,603	$2,127	—	N/A
September 30, 2023	$3,133,332	$2,126	—	N/A
September 30, 2024	$4,624,791	$1,860	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable because such senior securities are not registered for public trading, with the exception of the 2024 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes and the 2029 Notes. The average market value per unit calculated for the 2024 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes and the 2029 Notes is based on the average monthly prices of such notes and is expressed per $1,000 of indebtedness.
(5)2010 Debt Securitization refers to the $350.0 million term debt securitization that was completed on July 16, 2010, and redeemed on July 20, 2018.
(6)2014 Debt Securitization refers to the $402.6 million term debt securitization that was completed on June 5, 2014, and redeemed on August 26, 2020.
(7)Represents $546,500 of outstanding GCIC 2018 Notes less the unamortized discount recognized on the assumption of the GCIC 2018 Debt Securitization in the Merger.
(8)2020 Debt Securitization refers to the $330.4 million term debt securitization that we completed on August 26, 2020, and redeemed on August 26, 2021.
(9)Represents $298,000 of outstanding GBDC 3 2021 Notes less the unamortized discount recognized on the assumption of the GBDC 3 2021 Debt Securitization in the GBDC 3 Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(10)Credit Facility refers to the amended and restated senior secured revolving credit facility with Wells Fargo Bank, N.A, originally entered into on July 21, 2011 and terminated on February 4, 2019.
(11)MS Credit Facility refers to the amended senior secured credit facility with Morgan Stanley Bank N.A, originally entered into on July 20, 2018 and terminated on November 16, 2018.
(12)WF Credit Facility refers to the senior secured revolving credit facility with Wells Fargo N.A, originally entered into on October 10, 2014 and terminated on February 12, 2021.
(13)DB Credit Facility refers to the senior secured revolving credit facility with Deutsche Bank AG, New York Branch originally entered into on December 31, 2018 and terminated on October 9, 2020.
(14)Revolver refers to the $15.0 million revolving line of credit entered into on November 22, 2013 with the Private Bank and Trust Company, and terminated on October 21, 2015.
(15)As of September 30, 2021, represents $400,000 outstanding of 2024 Notes less the unamortized discount recognized upon origination. As of and subsequent to September 30, 2022, represents $500,000 outstanding of 2024 Notes less the unamortized net discount recognized upon origination.
(16)As of September 30, 2021, represents $400,000 outstanding of 2026 Notes less the unamortized discount recognized upon origination. As of and subsequent to September 30, 2022, represents $600,000 outstanding of 2026 Notes less the unamortized net discount recognized upon origination.
(17)Represents $350,000 outstanding of 2027 Notes less the unamortized discount recognized upon origination.
(18)Represents $450,000 outstanding of 2028 Notes less the unamortized discount recognized upon origination and an adjustment for the change in fair value of an effective hedge accounting relationship.
(19)Represents $600,000 outstanding of 2029 Notes less the unamortized discount recognized upon origination and an adjustment for the change in fair value of an effective hedge accounting relationship.
(20)These amounts exclude the SBA Debentures pursuant to exemptive relief we received from the SEC on September 13, 2011. There were no SBA Debentures outstanding as of and subsequent to September 30, 2021.

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2024, 2023 and 2022:

	Year ended September 30,
	2024	2023	2022
Earnings available to stockholders	$273,785	$258,631	$153,440
Basic and diluted weighted average shares outstanding	201,260,961	170,324,784	170,674,570
Basic and diluted earnings per share	$1.36	$1.52	$0.90

Note 13. Common Stock Transactions

On August 2, 2024, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of September 30, 2024, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

As of September 30, 2024, Wells Fargo Securities, LLC, as broker, repurchased 331,928 shares of the Company’s common stock pursuant to the Program at an average price of $14.49 per share for an aggregate purchase price of approximately $4,809.

For the year ended September 30, 2024, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
August 1 - 31, 2024	322,528	$14.48	$4,672	$145,328
September 1 - 30, 2024	9,400	$14.54	137	145,191
Total	331,928	$14.49	$4,809	$145,191*

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
*The Program was reapproved on August 2, 2024 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.

As of September 30, 2023, Wells Fargo Securities, LLC, as broker, repurchased 1,300,928 shares of the Company’s common stock pursuant to the Program at an average price of $12.96 per share for an aggregate purchase price of approximately $16,861.

For the year ended September 30, 2023, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2023	751,544	$12.84	$9,647	$140,353
April 1 - 30, 2023	56,130	$13.03	731	139,622
May 1 - 31, 2023	188,210	$12.95	2,438	137,184
June 1 - 30, 2023	299,794	$13.26	3,975	133,209
July 1 - 31, 2023	5,250	$13.29	70	133,139
Total	1,300,928	$12.96	$16,861	$150,000*

*The Program was reapproved on August 3, 2023 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.

Note 14. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2024, 2023, and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the year ended September 30, 2024(1)
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
02/02/2024	02/15/2024	03/15/2024	$0.07	$9,906	134,135	$2,035
01/16/2024	03/01/2024	03/29/2024	$0.39	$53,930	797,377	$12,599
04/19/2024	05/02/2024	06/21/2024	$0.39	$55,368	762,152	$11,524
05/03/2024	05/16/2024	06/14/2024	$0.06	$8,572	113,668	$1,718
06/02/2024	06/13/2024	06/27/2024	$0.05	$11,661	100,621	$1,521
06/02/2024	08/16/2024	09/13/2024	$0.05	$10,652	—	$2,563	(2)
08/02/2024	08/16/2024	09/13/2024	$0.05	$10,652	—	$2,563	(2)
08/02/2024	08/30/2024	09/27/2024	$0.39	$82,973	—	$20,099	(3)
For the year ended September 30, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(4)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(5)
05/05/2023	06/02/2023	06/29/2023	$0.33	$44,518	—	$11,548	(6)
08/03/2023	08/18/2023	09/15/2023	$0.04	$5,495	—	$1,289	(7)
08/03/2023	09/01/2023	09/29/2023	$0.37	$50,659	—	$12,091	(8)
For the year ended September 30, 2022
11/19/2021	12/10/2021	12/30/2021	$0.30	$38,291	837,158	$12,717
02/04/2022	03/04/2022	03/29/2022	$0.30	$37,358	29,928	$13,902	(9)(10)
05/06/2022	06/03/2022	06/29/2022	$0.30	$39,336	—	$11,933	(11)
08/05/2022	09/02/2022	09/29/2022	$0.30	$40,223	—	$11,046	(12)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(1)Supplemental distributions of $0.05 per share will be payable on December 13, 2024 to shareholders of record as of November 29, 2024. Cash Distribution amount, DRIP Shares Issued and DRIP Shares Value for the dividends payable will be determined on the respective record dates.
(2)In accordance with the Company's DRIP, 339,804 shares of the Company's stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company's DRIP, 1,330,990 shares of the Company's stock were purchased in the open market at an average price of $15.10 and were allocated to stockholders of the Company participating in DRIP.
(4)In accordance with the Company's DRIP, 689,422 shares of the Company's stock were purchased in the open market at an average price of $13.27 and were allocated to stockholders of the Company participating in DRIP.
(5)In accordance with the Company's DRIP, 959,844 shares of the Company's stock were purchased in the open market at an average price of $13.39 and were allocated to stockholders of the Company participating in DRIP.
(6)In accordance with the Company's DRIP, 854,808 shares of the Company's stock were purchased in the open market at an average price of $13.51 and were allocated to stockholders of the Company participating in DRIP.
(7)In accordance with the Company's DRIP, 90,264 shares of the Company's stock were purchased in the open market at an average price of $14.28 and were allocated to stockholders of the Company participating in DRIP.
(8)In accordance with the Company's DRIP, 824,353 shares of the Company's stock were purchased in the open market at an average price of $14.67 and were allocated to stockholders of the Company participating in DRIP.
(9)In accordance with the Company's DRIP, 882,358 shares of the Company's stock were purchased in the open market at an average price of $15.24 and were allocated to stockholders of the Company participating in DRIP.
(10)In accordance with the Company's DRIP, the Company issued 29,928 shares for proceeds totaling $457.
(11)In accordance with the Company's DRIP, 917,845 shares of the Company's stock were purchased in the open market at an average price of $13.00 and were allocated to stockholders of the Company participating in DRIP.
(12)In accordance with the Company's DRIP, 903,318 shares of the Company's stock were purchased in the open market at an average price of $12.23 and were allocated to stockholders of the Company participating in DRIP.
Note 15. Acquisition of Golub Capital BDC 3, Inc.

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

The merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the GBDC 3 investments for tax purposes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the GBDC 3 Merger:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Common stock issued by the Company(1)	$1,526,351
Transaction costs	3,867
Total purchase price	$1,530,218
Assets acquired:
Investments, at fair value (amortized cost of $2,675,051)	$2,623,381
Cash and cash equivalents(2)	53,885
Interest receivable	32,204
Other assets	15,410
Total assets acquired	$2,724,880
Liabilities assumed:
Debt	1,211,174
Other liabilities(3)	35,156
Total liabilities assumed	1,246,330
Net assets acquired	1,478,550
Total purchase premium	$51,668

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

On November 14, 2024, the Company’s Board declared a quarterly distribution of $0.39 per share payable on December 27, 2024 to holders of record as of December 9, 2024 and a supplemental distribution of $0.04 per share payable on December 13, 2024 to holders of record as of November 29, 2024.

On November 15, 2024, the Company entered into an agreement with a new lender to increase the aggregate commitment under the JPM Credit Facility to $1,897,500 from $1,822,500 through the accordion feature under the JPM Credit Facility.

On November 15, 2024, the GBDC 3 2022-2 Issuer issued a notice of redemption to the holders of the GBDC 3 2022-2 Notes. The redemption is expected to occur on December 16, 2024 pursuant to the terms of the indenture governing such GBDC 3 2022-2 Notes. See Note 7 for a description of the outstanding GBDC 3 2022-2 Notes, including the interest rates and maturity date of such notes.

On November 18, 2024, GBDC completed a $2,200,000 term debt securitization, (“2024 Debt Securitization”). In connection with the 2024 Debt Securitization closing, GBDC fully redeemed each of its (1) 2018 Debt Securitization, (2) GCIC 2018 Debt Securitization and (3) GBDC 3 2021 Debt Securitization. See Note 7 for a description of the outstanding 2018 Notes, GCIC 2018 Notes, and GBDC 3 2021 Notes, including the interest rates and maturity date of such notes.

On November 19, 2024, all amounts outstanding under the credit facility with Deutsche Bank, the Company assumed from GBDC 3 were repaid, following which the agreements governing the credit facility with Deutsche Bank were terminated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 124
(2)	Financial Statement Schedules — None
(3)	Exhibits

2.1	Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of January 16, 2024. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on January 17, 2024).
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary, Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of April 11, 2024 (Incorporated by reference to Exhibit 4(b) filed with Amendment No. 1 to the Registrant’s Registration Statement on Form N-14 (File No. 333-277325), filed on April 12, 2024).
3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 4, 2019).
3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed February 18, 2022).
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K (File No. 814-00794), filed November 21, 2022.)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).
4.6	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).
4.7	Description of securities.	*
4.8	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.9	Second Supplemental Indenture, dated as of February 24, 2021, related to the 2.500% Notes due 2026, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
814-00794), filed on February 24, 2021).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

4.10	Form of 2.500% Notes due 2026. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. File No. 814-00794), filed on February 24, 2021).
4.11	Third Supplemental Indenture, dated as of August 3, 2021, relating to the 2.050% Notes due 2027, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
4.12	Fourth Supplemental Indenture, dated as of December 5, 2023, relating to the 7.050% Notes due 2028, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on December 5, 2023).
4.13	Fifth Supplemental Indenture, dated as of February 1, 2024, relating to the 6.000% Notes due 2029, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 1, 2024).
4.14	Form of 2.050% Notes due 2027. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
10.1	Fifth Amended and Restated Investment Advisory Agreement, dated as of June 3, 2024, by and between Golub Capital BDC, Inc. and GC Advisors, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 3, 2024).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).
10.7	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC CLO III LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, and consented to by GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on June 30, 2023).
10.8	Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).
10.9	Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.10	First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).
10.11	Second Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 16, 2022).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.12	Third Amendment to Revolving Loan Agreement, dated as of June 11, 2024, by and between Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 13, 2024).
10.13	Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).
10.14	Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.15	Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).
10.16	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).
10.17	Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.5 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).
10.18	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equity holder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.19	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.20	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 29, 2021, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244). filed on November 3, 2021).
10.21	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 24, 2022, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on June 28, 2022).
10.22	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of March 8, 2023, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on March 14, 2023).

10.23	First Supplemental Indenture, dated as of December 21, 2020, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee to the Indenture, dated as of December 13, 2018, among the Issuer and Trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 8, 2021).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.24	Second Supplemental Indenture, dated as of June 30, 2023, by and between GCIC CLO II LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee, and consented to by GC Advisors LLC, as Collateral Manager and The Bank of New York Mellon Trust Company, National Association, as Collateral Administrator. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 30, 2023).
10.25	Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 12, 2021).
10.26	Indenture, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.27	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC 3 CLO 1 LLC, Deutsche Bank Trust Company Americas, as Trustee, and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on June 30, 2023).
10.28	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, GC Advisors LLC, as Closing Date Seller, Golub Capital BDC 3 CLO 1 LLC, as Buyer and GBDC 3 Funding LLC, as Warehouse Buyer (Incorporated by reference to Exhibit 10.4 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.29	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.30	Note Purchase Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as borrowers, and Deutsche Bank Securities, Inc., as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.'s Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.31	Commitment Increase Agreement, dated as of October 14, 2021, by Signature Bank, as Increasing Lender, Wells Fargo Bank, National Association and Regions Bank, each as an Assuming Lender, in favor of the Company, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Facility. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on October 18, 2021).
10.32	Commitment Increase Agreement, dated as of November 23, 2021, by First National Bank of Pennsylvania, as Assuming Lender, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, each as an Increasing Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 24, 2021).
10.33	Amendment No. 1, dated as of November 19, 2021, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K/A (File No. 814-00794), filed on December 14, 2021).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.34	Commitment Increase Agreement, dated as of December 17, 2021, by Comerica Bank, and Capital One, National Association, each as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 21, 2021).
10.35	Indenture, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.36	Note Purchase Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.37	Collateral Management Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.38	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and Golub Capital 3 Holdings LLC (Incorporated by reference to Exhibit 10.4 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.39	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 ABS 2022-1 Depositor LLC, as the Intermediate Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and GBDC 3 Funding LLC (Incorporated by reference to Exhibit 10.5 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.40	Amendment No. 2, dated as of September 2, 2022, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, as amended, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 8, 2022).
10.41	Commitment Increase Agreement, dated as of September 16, 2022, by Santander Bank, N.A., as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 20, 2022).
10.42	Credit Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3 CLO 2 LLC, as borrower, Citibank, N.A., as Collateral Trustee and as loan agent, and the various financial institutions and other persons party thereto from time to time as lenders. (Incorporated by reference to Exhibit 10.3 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.43	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 CLO 2 LLC, as the Buyer, and GBDC 3 Funding LLC, as the Warehouse Borrower. (Incorporated by reference to Exhibit 10.5 to Golub Capital BDC 3, Inc.’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.44	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 CLO 2 Depositor LLC, as the Intermediate Seller, and Golub Capital BDC 3 CLO 2 LLC, as the buyer. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.45	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on March 20, 2023).
10.46	Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto, dated June 7, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 13, 2024).
10.47	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 6, 2024, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on August 13, 2024).
10.48	Equity Distribution Agreement, dated as of October 6, 2023, by and among Golub Capital BDC, Inc. GC Advisors LLC, Golub Capital LLC, Keefe Bruyette & Woods, Inc. and Regions Securities LLC.
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).
21.1	List of Subsidiaries.	*
23.1	Consent of Ernst & Young LLP.	*
25.1	Statement of Eligibility of Trustee on From T-1. (Incorporated by reference to Exhibit 25.1 to the Registrant's Form 10-Q (File No. 814-00794), filed February 7, 2020.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 814-00794), filed on November 20, 2023).
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 19, 2024	By:	/s/ David B. Golub
Name: David B. Golub
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Golub	Chief Executive Officer and Director	November 19, 2024
David B. Golub	(Principal Executive Officer)

/s/ Christopher C. Ericson	Chief Financial Officer	November 19, 2024
Christopher C. Ericson	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 19, 2024
Lawrence E. Golub

/s/ John T. Baily	Director	November 19, 2024
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 19, 2024
Kenneth F. Bernstein

/s/ Lofton P. Holder	Director	November 19, 2024
Lofton P. Holder

/s/ Anita J. Rival	Director	November 19, 2024
Anita J. Rival

/s/ William M. Webster IV	Director	November 19, 2024
William M. Webster IV