Form 10-Q
period 2024-12-31
GOLUB CAPITAL BDC, Inc.
filed 2025-02-04
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 4, 2025, the Registrant had 265,498,597 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,424,975	$8,011,824
Non-controlled affiliate company investments	248,019	211,382
Controlled affiliate company investments	12,237	12,205
Total investments, at fair value (amortized cost of $8,755,566 and $8,302,913, respectively)	8,685,231	8,235,411
Cash and cash equivalents	103,508	123,120
Foreign currencies (cost of $6,825 and $7,973, respectively)	6,769	8,044
Restricted cash and cash equivalents	110,597	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Interest receivable	73,296	74,036
Net unrealized appreciation on derivatives	12,486	29,490
Other assets	16,899	5,267
Total Assets	$9,008,786	$8,703,756
Liabilities
Debt	$4,919,258	$4,624,791
Less unamortized debt issuance costs	(28,694)	(25,361)
Debt less unamortized debt issuance costs	4,890,564	4,599,430
Net unrealized depreciation on derivatives	2,906	—
Interest payable	51,518	45,701
Management and incentive fees payable	38,823	33,619
Accrued trustee fees	123	178
Accounts payable and other liabilities	7,308	10,299
Total Liabilities	4,991,242	4,689,227
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 350,000,000 shares authorized, 265,498,597 and 264,277,128 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	265	264
Paid in capital in excess of par	4,185,811	4,167,258
Distributable earnings (losses)	(168,532)	(152,993)
Total Net Assets	4,017,544	4,014,529
Total Liabilities and Total Net Assets	$9,008,786	$8,703,756
Number of common shares outstanding	265,498,597	264,277,128
Net asset value per common share	$15.13	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2024	2023
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$198,361	$147,532
Payment-in-kind interest income	10,565	10,909
Dividend income	8,487	4,375
Fee income	555	365
Total investment income from non-controlled/non-affiliate company investments	217,968	163,181
From non-controlled affiliate company investments:
Interest income	2,243	647
Payment-in-kind interest income	332	788
Fee income	31	48
Total investment income from non-controlled affiliate company investments	2,606	1,483
From controlled affiliate company investments:
Interest income	—	—
Payment-in-kind interest income	119	102
Fee income	7	4
Total investment income from controlled affiliate company investments	126	106
Total investment income	220,700	164,770
Expenses
Interest and other debt financing expenses	79,643	41,560
Base management fee	21,581	13,956
Incentive fee	18,058	21,285
Professional fees	1,840	1,308
Administrative service fee	2,902	2,245
General and administrative expenses	561	381
Total expenses	124,585	80,735
Net investment income - before tax	96,115	84,035
Excise and income tax	(475)	500
Net investment income - after tax	96,590	83,535
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(25,356)	909
Foreign currency transactions	(3,705)	187
Forward currency contracts	1,206	—
Net realized gain (loss) on investment transactions	(27,855)	1,096
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	40,085	3,047
Non-controlled affiliate company investments	3,622	(12,225)
Controlled affiliate company investments	(86)	(126)
Translation of assets and liabilities in foreign currencies	(22,973)	6,187
Forward currency contracts	21,927	(5,715)
Net change in unrealized appreciation (depreciation) on investment transactions	42,575	(8,832)
Net gain (loss) on investment transactions	14,720	(7,736)
Net realized gain (loss) on extinguishment of debt	(48)	—
(Provision) benefit for taxes on unrealized appreciation on investments	52	(23)
Net increase (decrease) in net assets resulting from operations	$111,314	$75,776
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.42	$0.45
Dividends and distributions declared per common share	$0.48	$0.44
Basic and diluted weighted average common shares outstanding (Note 10)	264,343,512	169,650,233

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—	—	83,535	83,535
Net realized gain (loss) on investment transactions	—	—	—	1,096	1,096
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(8,832)	(8,832)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	(23)	(23)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	991,053	1	14,885	—	14,886
Distributions from distributable earnings	—	—	—	(74,622)	(74,622)
Total increase (decrease) for the three months ended December 31, 2023	991,053	1	14,885	1,154	16,040
Balance at December 31, 2023	170,585,795	$171	$2,661,797	$(98,050)	$2,563,918
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	96,590	96,590
Net realized gain (loss) on investment transactions	—	—	—	(27,855)	(27,855)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	42,575	42,575
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	52	52
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,221,469	1	18,553	—	18,554
Distributions from distributable earnings	—	—	—	(126,853)	(126,853)
Total increase (decrease) for the three months ended December 31, 2024	1,221,469	1	18,553	(15,539)	3,015
Balance at December 31, 2024	265,498,597	$265	$4,185,811	$(168,532)	$4,017,544
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$111,314	$75,776
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,645	2,109
Accretion of discounts and amortization of premiums on investments	(569)	(3,673)
Accretion of discounts and amortization of premiums on issued debt securities	863	41
Net realized (gain) loss on investments	25,356	(909)
Net realized (gain) loss on foreign currency transactions	3,705	(187)
Net realized (gain) loss on forward currency contracts	(1,206)	—
Net realized (gain) loss on extinguishment of debt	48	—
Net change in unrealized (appreciation) depreciation on investments	(43,621)	9,304
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	22,973	(6,187)
Net change in unrealized (appreciation) depreciation on interest rate swap	4,662	(301)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(21,927)	5,715
Proceeds from (fundings of) revolving loans, net	(2,169)	(235)
Fundings of investments	(909,514)	(73,242)
Proceeds from principal payments and sales of portfolio investments	450,173	179,411
Proceeds from settlements of forward currency contracts	4,100	—
Payment-in-kind interest capitalized	(13,211)	(13,715)
Non-cash dividends capitalized	(7,264)	(4,251)
Proceeds from non-cash dividends	1,824	—
Changes in operating assets and liabilities:
Interest receivable	740	3,560
Other assets	(11,632)	(12,390)
Interest payable	5,817	1,834
Management and incentive fees payable	5,204	(36)
Accrued trustee fees	(55)	(100)
Accounts payable and other liabilities	(2,991)	1,105
Net cash provided by (used in) operating activities	(374,735)	163,629
Cash flows from financing activities
Borrowings on debt	3,390,158	563,746
Repayments of debt	(3,037,745)	(629,508)
Capitalized debt issuance costs	(5,978)	(5,314)
Distributions paid	(108,299)	(59,736)
Net cash provided by (used in) financing activities	238,136	(130,812)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(136,599)	32,817
Effect of foreign currency exchange rates	(2,079)	396
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	359,552	140,206
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$220,874	$173,419
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69,118	$37,576
Distributions declared for the period	126,853	74,622
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$18,554	$14,886

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	September 30, 2024
Cash and cash equivalents	$103,508	$123,120
Foreign currencies (cost of $6,825 and $7,973, respectively)	6,769	8,044
Restricted cash and cash equivalents	110,597	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$220,874	$359,552
(1) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.*	One stop	SF +	6.50%	(i)	10.93%				02/2029	$34,289	$34,055	0.9%	$34,804
PPW Aero Buyer, Inc.+	One stop	SF +	5.50%	(i)	9.83%				02/2029	4,744	4,713	0.1	4,744
PPW Aero Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(79)	—	—
PPW Aero Buyer, Inc.+	One stop	SF +	6.50%	(a)(h)(i)	11.85%				02/2029	52	51	—	52
										39,085	38,740	1.0	39,600
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.58%				11/2031	46,415	45,496	1.1	45,486
RJW Group Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2031	—	(34)	—	(34)
										46,415	45,462	1.1	45,452

Airlines
Accelya Lux Finco S.A.R.L.+(8)(13)(26)	One stop	SF +	7.00%	(i)	7.43%	cash/	4.00%	PIK	12/2026	8,903	8,795	0.2	8,725

Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(i)	9.08%				11/2030	4,772	4,725	0.1	4,724
Arnott, LLC+(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(8)	—	(8)
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)	10.09%				01/2030	884	874	—	884
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)(j)	10.12%				01/2030	259	254	—	259
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)	10.09%				01/2030	14	13	—	14
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	9.22%				08/2027	6,809	6,763	0.2	6,537
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	9.24%				08/2027	1,378	1,357	—	1,322
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	9.08%				08/2027	186	182	—	178
North Haven Falcon Buyer, LLC+(26)	One stop	SF +	8.00%	(i)	7.51%	cash/	5.00%	PIK	05/2027	9,223	8,538	0.2	7,378
North Haven Falcon Buyer, LLC+(26)	One stop	SF +	8.00%	(i)	7.49%	cash/	5.00%	PIK	05/2027	1,544	1,429	—	1,235
OEConnection, LLC*	One stop	SF +	5.00%	(h)	9.36%				04/2031	10,263	10,219	0.3	10,263
OEConnection, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(34)	—	—
OEConnection, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(8)	—	—
OEConnection, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(8)	—	—
Polk Acquisition Corp.+(26)	Senior secured	SF +	7.50%	(h)	9.71%	cash/	2.25%	PIK	03/2025	18,658	18,514	0.5	18,658
Polk Acquisition Corp.+(26)	Senior secured	SF +	7.50%	(h)	9.71%	cash/	2.25%	PIK	03/2025	110	110	—	110
Polk Acquisition Corp.+(26)	Senior secured	SF +	7.50%	(h)	9.71%	cash/	2.25%	PIK	03/2025	140	140	—	140
										54,240	53,060	1.3	51,694
Automobiles
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.58%				06/2030	6,568	6,477	0.2	6,568
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(h)	9.61%				06/2030	182	168	—	182
CG Group Holdings, LLC*+(26)	One stop	SF +	8.75%	(i)	11.08%	cash/	2.00%	PIK	07/2027	46,033	45,834	1.2	46,033
CG Group Holdings, LLC+(26)	One stop	SF +	8.75%	(h)	11.11%	cash/	2.00%	PIK	07/2026	708	702	—	708
Denali Midco 2, LLC*	One stop	SF +	5.25%	(h)	9.61%				12/2028	38,258	38,014	1.0	38,258
Denali Midco 2, LLC+(26)	Second lien	N/A			13.00%	PIK			12/2029	10,501	10,404	0.3	10,501
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	8,917	9,071	0.2	8,917
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2027	2,668	2,715	0.1	2,668
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,621	1,649	0.1	1,621
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,540	1,567	0.1	1,540
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,344	1,368	—	1,344
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,293	1,277	—	1,293
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,108	1,104	—	1,108
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,075	1,072	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,075	1,072	—	1,075

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	$887	$885	—%	$887
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.59%	12/2028	572	570	—	572
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	403	398	—	403
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	348	344	—	348
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	294	291	—	294
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	292	282	—	292
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	173	171	—	173
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.61%	12/2028	87	85	—	87
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)	12/2028	—	(5)	—	—
High Bar Brands Operating, LLC+	Senior secured	SF +	5.00%	(i)	9.33%	12/2029	1,433	1,429	0.1	1,433
High Bar Brands Operating, LLC+	Senior secured	SF +	5.00%	(i)	9.33%	12/2029	298	297	—	298
High Bar Brands Operating, LLC+	Senior secured	SF +	5.00%	(i)	9.33%	12/2029	254	250	—	254
High Bar Brands Operating, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	—	(1)	—	—
JHCC Holdings LLC*+	One stop	SF +	5.25%	(i)	9.58%	09/2027	17,844	17,769	0.5	17,844
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	6,336	6,316	0.2	6,336
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	5,166	5,242	0.1	5,166
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	4,938	4,940	0.1	4,938
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	2,785	2,804	0.1	2,785
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	1,655	1,642	—	1,655
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	732	728	—	732
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.58%	09/2027	693	691	—	693
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	11.75%	09/2027	100	99	—	100
JHCC Holdings LLC+(5)	One stop	SF +	5.25%		N/A(6)	09/2027	—	(36)	—	—
MOP GM Holding, LLC^*+	One stop	SF +	5.75%	(i)	10.23%	11/2026	32,803	32,774	0.8	32,803
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	10.33%	11/2026	3,855	3,848	0.1	3,855
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(j)	11.09%	11/2026	3,608	3,589	0.1	3,608
MOP GM Holding, LLC^*	One stop	SF +	5.75%	(j)	11.09%	11/2026	3,527	3,507	0.1	3,527
MOP GM Holding, LLC^*	One stop	SF +	5.75%	(i)	10.23%	11/2026	2,614	2,600	0.1	2,614
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	2,156	2,144	0.1	2,156
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	1,987	1,971	—	1,987
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.23%	11/2026	723	719	—	723
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.23%	11/2026	531	529	—	531
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)(j)	10.35%	11/2026	400	397	—	400
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	267	265	—	267
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.23%	11/2026	202	202	—	202
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	89	88	—	89
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.23%	11/2026	88	88	—	88
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(30)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(i)(j)	9.84%	07/2029	7,924	7,879	0.2	7,924
National Express Wash Parent Holdco, LLC+	One stop	SF +	6.00%	(j)	10.63%	07/2029	1,671	1,657	—	1,679
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(j)	9.86%	07/2029	386	379	—	386
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(2)	—	—
POY Holdings, LLC^*+	One stop	SF +	5.50%	(i)	9.98%	11/2027	28,416	28,670	0.7	28,416
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.98%	11/2027	3,694	3,750	0.1	3,694
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.98%	11/2027	1,308	1,307	—	1,308
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.24%	11/2027	871	870	—	871
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.98%	11/2027	649	649	—	649
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.98%	11/2027	290	290	—	290
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(2)	—	—
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(26)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.11%	06/2031	4,189	4,157	0.1	4,189
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.12%	06/2031	93	86	—	93
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(3)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TWAS Holdings, LLC*	One stop	SF +	6.75%	(h)	11.21%		12/2026	$46,683	$46,515	1.2%	$46,683
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(h)	11.21%		12/2026	41,699	41,657	1.0	41,699
TWAS Holdings, LLC*	One stop	SF +	6.75%	(h)	11.21%		12/2026	10,826	10,815	0.3	10,826
TWAS Holdings, LLC+	One stop	SF +	6.75%	(h)	11.21%		12/2026	8,267	8,317	0.2	8,267
TWAS Holdings, LLC+	One stop	SF +	6.75%	(h)	11.21%		12/2026	5,250	5,283	0.1	5,250
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(5)	—	—
Yorkshire Parent, Inc.+	One stop	SF +	6.00%	(i)	10.33%		12/2029	2,629	2,664	0.1	2,629
Yorkshire Parent, Inc.+	One stop	SF +	6.00%	(i)	10.52%		12/2029	214	213	—	214
Yorkshire Parent, Inc.+	One stop	SF +	6.00%	(i)	10.33%		12/2029	14	14	—	14
								386,104	385,510	9.6	386,112
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.75%	(i)	9.08%		11/2031	9,283	9,237	0.2	9,236
Empyrean Solutions, LLC+(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(7)	—	(7)
Empyrean Solutions, LLC+(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(18)	—	(19)
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.84%		12/2029	1,740	1,764	0.1	1,740
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.84%		12/2029	330	325	—	330
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.84%		12/2029	34	33	—	34
								11,387	11,334	0.3	11,314
Beverages
Financial Information Technologies, LLC*	One stop	SF +	5.25%	(i)	9.58%		06/2030	34,539	34,471	0.9	34,539
Financial Information Technologies, LLC+(26)	One stop	N/A			14.00%	PIK	06/2031	20,606	20,474	0.5	21,224
Financial Information Technologies, LLC+	One stop	SF +	5.25%		N/A(6)		06/2030	—	—	—	—
Financial Information Technologies, LLC+	One stop	SF +	5.25%	(i)	9.58%		06/2030	2,215	2,212	0.1	2,215
Financial Information Technologies, LLC+(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Watermill Express, LLC^*	One stop	SF +	5.25%	(i)	9.73%		07/2029	3,055	3,039	0.1	3,071
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.73%		07/2029	295	294	—	297
Watermill Express, LLC+	One stop	SF +	5.25%	(h)(i)	9.81%		07/2029	209	205	—	209
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.73%		07/2029	737	732	—	742
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.77%		07/2029	369	368	—	371
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	9.23%		07/2029	580	568	—	580
Winebow Holdings, Inc.*	One stop	SF +	6.25%	(h)	10.71%		12/2027	9,327	9,188	0.2	8,488
								71,932	71,550	1.8	71,736

Building Products
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(i)	9.73%				11/2028	40,893	41,487	1.0	40,893
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(2)	—	—
										40,893	41,485	1.0	40,893
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%	(i)	9.58%				01/2031	2,533	2,556	0.1	2,533
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2031	—	—	—	—
BlueMatrix Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(7)	—	—
										2,533	2,549	0.1	2,533
Chemicals
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	7.24%	cash/	4.00%	PIK	06/2025	15,285	13,800	0.3	12,534
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	7.24%	cash/	4.00%	PIK	06/2025	13,880	13,348	0.3	11,382
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	7.24%	cash/	4.00%	PIK	06/2025	2,700	2,591	0.1	2,213
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	7.24%	cash/	4.00%	PIK	06/2025	317	300	—	257
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.11%				03/2029	9,815	9,724	0.2	9,815
Krayden Holdings, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(31)	—	—
Krayden Holdings, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(45)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.+(8)(9)(14)(26)	One stop	E +	6.75%	(d)	6.91%	cash/	3.00%	PIK	09/2028	$47,511	$50,243	1.1%	$45,135
PHM NL SP Bidco B.V.+(8)(14)(26)	One stop	SF +	6.75%	(g)	8.31%	cash/	3.00%	PIK	09/2028	19,993	19,252	0.5	18,993
PHM NL SP Bidco B.V.+(8)(9)(14)(26)	One stop	SN +	6.75%	(f)	8.45%	cash/	3.00%	PIK	09/2028	10,918	11,042	0.3	10,372
PHM NL SP Bidco B.V.+(8)(9)(14)(26)	One stop	E +	6.75%	(d)	6.40%	cash/	3.00%	PIK	09/2028	5,033	5,215	0.1	4,786
										125,452	125,439	2.9	115,487
Commercial Services & Supplies
BradyIFS Holdings, LLC^+	One stop	SF +	5.00%	(i)	9.52%				10/2029	5,209	5,278	0.1	5,209
BradyIFS Holdings, LLC+	One stop	SF +	5.00%	(i)	9.40%				10/2029	33	32	—	33
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(i)	9.33%				06/2031	28,778	28,463	0.7	28,778
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.36%				06/2031	53	35	—	53
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	9.33%				06/2031	669	621	—	669
Encore Holdings, LLC+	One stop	SF +	5.25%	(i)	9.68%				11/2028	4,552	4,493	0.1	4,564
Encore Holdings, LLC+	One stop	SF +	5.25%	(i)	9.68%				11/2028	905	893	—	907
Encore Holdings, LLC+	One stop	SF +	5.00%	(i)	9.33%				11/2028	1,498	1,491	—	1,498
Encore Holdings, LLC+	One stop	SF +	4.75%	(i)	9.08%				11/2028	5,975	5,917	0.2	5,914
Encore Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				11/2028	—	(21)	—	(43)
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(h)(i)	10.12%				01/2031	1,067	1,064	—	1,067
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(i)	10.08%				01/2031	145	144	—	145
FR Vision Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(h)	9.36%				09/2030	4,077	3,981	0.1	4,077
Kleinfelder Intermediate, LLC+	One stop	P +	4.00%	(a)	11.50%				09/2028	120	113	—	120
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(5)	—	—
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,510	1,498	0.1	1,513
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.33%				07/2027	158	157	—	158
North Haven Stack Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.76%				07/2027	1,560	1,546	0.1	1,564
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.46%				07/2027	518	494	—	518
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.58%				07/2027	284	281	—	284
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)				01/2028	—	(14)	—	—
North Haven Stack Buyer, LLC*	Senior secured	SF +	5.25%	(i)	9.84%				07/2027	12,254	12,241	0.3	12,283
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	2,293	2,274	0.1	2,299
North Haven Stack Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.58%				07/2027	1,477	1,469	0.1	1,481
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.58%				07/2027	1,415	1,407	0.1	1,418

North Haven Stack Buyer, LLC*	Senior secured	SF +	5.25%	(i)	9.84%				07/2027	4,128	4,116	0.1	4,138
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.84%				07/2027	1,367	1,363	—	1,371
North Haven Stack Buyer, LLC*	Senior secured	SF +	5.25%	(i)	9.84%				07/2027	1,362	1,358	—	1,365
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.77%				07/2027	200	199	—	200
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.84%				07/2027	100	99	—	100
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.70%				07/2027	443	435	—	443
North Haven Stack Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.58%				07/2027	2,276	2,264	0.1	2,281
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.58%				07/2027	483	480	—	485
North Haven Stack Buyer, LLC+(5)(26)	Second lien	N/A			N/A(6)				01/2028	—	(5)	—	2
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.33%				07/2027	908	902	—	908
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.33%				07/2027	687	683	—	687
Profile Products LLC+	One stop	SF +	5.50%	(j)	10.04%				11/2027	9,029	8,957	0.2	8,848
Profile Products LLC+(8)	One stop	SF +	5.50%	(j)	10.04%				11/2027	1,830	1,808	—	1,793
Profile Products LLC+	One stop	P +	4.50%	(a)	12.00%				11/2027	26	24	—	24
Profile Products LLC+(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	(1)	—	(2)
PSC Parent, Inc.*+	One stop	SF +	5.25%	(h)	9.76%				04/2031	5,492	5,482	0.2	5,492
PSC Parent, Inc.+	One stop	SF +	5.25%	(a)(h)	9.97%				04/2030	476	469	—	476
PSC Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(6)	—	—
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	9.61%				04/2031	915	911	—	915
PT Intermediate Holdings III, LLC+(26)	One stop	SF +	5.00%	(i)	7.58%	cash/	1.75%	PIK	04/2030	12,289	12,315	0.3	12,289

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	4.75%		N/A(6)		04/2030	$—	$(1)	—%	$—
Radwell Parent, LLC^*	One stop	SF +	5.50%	(i)	9.83%		03/2029	34,202	33,899	0.9	33,859
Radwell Parent, LLC*+	One stop	SF +	5.50%	(i)	9.83%		03/2029	32,874	32,923	0.8	32,546
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	9.83%		03/2029	248	202	—	235
Radwell Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)		03/2029	—	(1)	—	(7)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	9.76%		06/2028	2,632	2,612	0.1	2,638
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	10.01%		06/2028	530	530	—	531
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%		N/A(6)		06/2028	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	9.78%		06/2028	494	493	—	495
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%		N/A(6)		06/2028	—	—	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.25%		07/2031	16,473	16,320	0.4	16,473
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.52%		07/2031	1,355	1,334	—	1,355
WRE Holding Corp.+(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(22)	—	—
								205,369	203,994	5.1	204,449
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.25%	(g)	9.99%		09/2028	14,802	14,778	0.4	14,802
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.25%	(d)	7.83%		09/2028	1,573	1,744	—	1,573
								16,375	16,522	0.4	16,375
Construction & Engineering
Consor Intermediate II, LLC*	One stop	SF +	4.50%	(i)	8.83%		05/2031	4,040	4,051	0.1	4,040
Consor Intermediate II, LLC+(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(17)	—	—
Consor Intermediate II, LLC+(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(3)	—	—
								4,040	4,031	0.1	4,040
Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(i)	9.34%		10/2028	49,205	49,881	1.3	49,205
Chase Intermediate+(5)	One stop	SF +	4.75%		N/A(6)		10/2028	—	(2)	—	—
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.22%		10/2028	935	930	—	935
Fortis Solutions Group, LLC^*+	One stop	SF +	5.50%	(i)	9.93%		10/2028	51,400	51,049	1.3	51,400
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.93%		10/2028	595	500	—	595
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.93%		10/2028	141	79	—	141
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(a)(i)	10.32%		10/2027	212	204	—	212
								102,488	102,641	2.6	102,488
Diversified Consumer Services
Any Hour, LLC*	One stop	SF +	5.00%	(i)	9.33%		05/2030	9,043	8,982	0.2	8,862
Any Hour, LLC+(26)	One stop	N/A			13.00%	PIK	05/2031	2,971	2,922	0.1	2,942
Any Hour, LLC+	One stop	SF +	5.00%	(i)	9.45%		05/2030	455	442	—	436
Any Hour, LLC+	One stop	SF +	5.00%	(i)	9.33%		05/2030	256	238	—	203
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.51%		10/2030	4,423	4,494	0.1	4,423
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.50%		10/2030	4,026	3,959	0.1	4,026
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.51%		10/2030	1,052	1,039	—	1,052
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.51%		10/2029	54	53	—	54
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	1,730	1,711	0.1	1,722
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	1,659	1,635	0.1	1,651
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.73%		08/2027	1,197	1,193	—	1,191
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	1,182	1,172	—	1,176
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.73%		08/2027	820	812	—	816
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.73%		08/2027	723	708	—	719
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.73%		08/2027	704	700	—	701
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.73%		08/2027	416	412	—	413
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.73%		08/2027	260	255	—	259

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.73%				08/2027	$142	$135	—%	$142
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.73%				08/2027	60	58	—	60
Certus Pest, Inc.+	One stop	SF +	5.25%		N/A(6)				08/2027	—	—	—	—
Certus Pest, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2027	—	(60)	—	(61)
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(i)	9.48%				01/2026	3,722	3,716	0.1	3,722
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
CHVAC Services Investment, LLC*+	One stop	SF +	5.00%	(i)	9.33%				05/2030	4,317	4,254	0.1	4,317
CHVAC Services Investment, LLC+	One stop	SF +	5.00%	(i)	9.33%				05/2030	718	690	—	718
CHVAC Services Investment, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(3)	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	2,394	2,383	0.1	2,394
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	2,333	2,317	0.1	2,333
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	1,529	1,520	0.1	1,529
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.17%				07/2027	1,380	1,378	—	1,380
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	1,152	1,144	—	1,152
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.98%				07/2027	1,080	1,074	—	1,080
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.14%				07/2027	1,045	1,043	—	1,045
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.15%				07/2027	919	918	—	919
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	694	689	—	694
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	—
EMS LINQ, LLC^+	One stop	SF +	6.25%	(i)	10.86%				12/2027	13,835	13,866	0.4	13,835
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.81%				12/2027	120	119	—	120
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	4,378	4,381	0.1	4,378
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	1,263	1,242	—	1,263
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	30	29	—	30
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.48%				03/2026	1,082	1,082	—	1,061
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.48%				03/2026	922	920	—	904
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.48%				03/2026	102	102	—	100
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.48%				03/2026	38	38	—	36
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(i)(j)	5.69%	cash/	5.75%	PIK	03/2027	22,431	21,652	0.4	17,945
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(i)	5.70%	cash/	5.75%	PIK	03/2027	553	553	—	553
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(h)(i)(j)	5.46%	cash/	5.75%	PIK	03/2027	40	40	—	40
FSS Buyer LLC+	One stop	SF +	5.00%	(h)	9.36%				08/2028	7,647	7,633	0.2	7,647
FSS Buyer LLC+	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.76%				06/2029	11,521	11,502	0.3	11,521
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.88%				06/2029	338	336	—	338
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(h)	10.06%				06/2028	42	40	—	42
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	3,372	3,366	0.1	3,372
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	1,986	1,980	—	1,986
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	846	842	—	846
Learn-it Systems, LLC+	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	—
Liminex, Inc.+	One stop	SF +	7.25%	(h)	11.71%				11/2026	35,650	35,618	0.9	35,650
Liminex, Inc.+	One stop	SF +	7.25%	(h)	11.71%				11/2026	23,516	23,452	0.6	23,516
Liminex, Inc.^+	One stop	SF +	7.25%	(h)	11.71%				11/2026	20,321	20,642	0.5	20,321
Liminex, Inc.+	One stop	SF +	7.25%	(h)	11.71%				11/2026	15,953	15,786	0.4	15,953
Litera Bidco, LLC*	One stop	SF +	5.00%	(h)	9.36%				05/2028	5,188	5,199	0.2	5,188
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.36%				05/2028	1,058	1,052	—	1,058
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	—
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.21%				04/2029	11,354	11,302	0.3	11,014
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.21%				04/2029	5,228	5,254	0.1	5,071
Mario Purchaser, LLC+(26)	One stop	SF +	10.75%	(h)	15.21%	PIK			04/2032	4,607	4,625	0.1	4,561
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.21%				04/2029	455	416	—	318
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.21%				04/2028	44	43	—	40

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NSG Buyer, Inc. *+	One stop	SF +	6.50%	(h)	10.96%				11/2029	$34,243	$34,182	0.9%	$34,501
NSG Buyer, Inc. +	One stop	SF +	5.75%	(h)	10.11%				11/2029	2,728	2,722	0.1	2,728
NSG Buyer, Inc. +(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. +(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(1)	—	—
PADI Holdco, Inc.*	One stop	SF +	6.25%	(i)	10.91%				01/2027	21,298	21,105	0.6	21,191
PADI Holdco, Inc.+(8)(9)	One stop	E +	6.25%	(c)	9.15%				01/2027	18,667	20,385	0.5	18,573
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.00%				01/2027	821	813	—	816
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	10.83%				01/2027	170	168	—	169
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.01%				01/2027	95	93	—	94
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.96%				06/2027	20,742	20,579	0.5	19,912
Provenance Buyer LLC*	One stop	SF +	5.50%	(h)	9.96%				06/2027	13,974	13,916	0.3	13,415
Provenance Buyer LLC+	One stop	SF +	5.50%	(h)	9.95%				06/2027	200	197	—	190
RW AM Holdco LLC+	One stop	SF +	5.25%	(i)	9.68%				04/2028	26,301	25,643	0.6	23,671
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(13)	—	(30)
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	7.11%	cash/	2.25%	PIK	10/2031	35,391	35,052	0.9	35,391
Severin Acquisition, LLC+(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(43)	—	—
Severin Acquisition, LLC+(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(36)	—	—
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(j)	9.53%				12/2030	2,409	2,448	0.1	2,409
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(j)	9.56%				12/2030	121	120	—	121
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%		N/A(6)				12/2029	—	—	—	—
										423,536	422,419	10.3	413,928
Diversified Financial Services
Avalara, Inc.+	One stop	SF +	6.25%	(i)	10.58%				10/2028	18,170	18,099	0.5	18,170
Avalara, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(h)	9.11%				06/2031	3,292	3,248	0.1	3,292
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(9)	—	—
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	—
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(i)	8.83%				07/2027	20,517	20,473	0.5	20,517
Banker's Toolbox, Inc.+	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(d)	8.84%				07/2031	15,420	15,964	0.4	15,420
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(26)	Subordinated debt	E +	8.00%	(c)(d)	3.59%	cash/	8.00%	PIK	07/2032	1,852	1,917	—	1,852
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.+(8)(13)	One stop	SF +	5.50%	(g)	9.81%				12/2030	3,623	3,623	0.1	3,587
Corsair Blade IV S.A R.L.+(8)(9)(13)	One stop	SN +	5.50%	(f)	10.20%				12/2030	1,086	854	—	818
Finastra USA, Inc.+	One stop	SF +	7.25%	(i)	11.65%				09/2029	5,360	5,283	0.1	5,386
Finastra USA, Inc.+	One stop	SF +	7.25%	(i)	11.65%				09/2029	62	61	—	62
Flash Topco, Inc.+	One stop	SF +	6.00%	(i)	10.69%				10/2028	17,050	16,836	0.4	16,922
Flash Topco, Inc.+	One stop	SF +	6.00%	(i)	10.40%				10/2028	3,403	3,386	0.1	3,369
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	10.83%				10/2028	92	89	—	92
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.50%	(h)	8.86%				11/2028	8,073	8,106	0.2	8,073
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	9.11%				11/2028	366	363	—	366
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited+(5)(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	(59)
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(i)	9.57%				10/2028	3,988	3,982	0.1	3,968
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(i)	9.57%				10/2028	2,876	2,871	0.1	2,861
Wealth Enhancement Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	(3)
Wealth Enhancement Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(21)	—	(21)
										105,230	105,118	2.6	104,672
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC*	Senior secured	SF +	5.00%	(i)	9.48%	07/2027	$1,529	$1,523	—%	$1,529

Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(i)	9.08%	12/2030	1,421	1,405	—	1,421
Power Grid Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)	12/2030	—	(2)	—	—
Wildcat TopCo, Inc.+	One stop	SF +	5.00%	(h)	9.36%	11/2031	23,478	23,248	0.6	23,243
Wildcat TopCo, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(41)	—	(42)
Wildcat TopCo, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(21)	—	(21)
							24,899	24,589	0.6	24,601

Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(h)	9.46%	11/2028	33,976	33,094	0.8	33,976
CST Holding Company+(5)	One stop	SF +	5.00%		N/A(6)	11/2028	—	(3)	—	—
							33,976	33,091	0.8	33,976

Food & Staples Retailing
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.86%	03/2030	998	995	—	998
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.86%	03/2030	56	55	—	56
Mendocino Farms, LLC+	One stop	SF +	5.50%		N/A(6)	03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.86%	03/2030	112	111	—	112
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	10.09%	02/2031	1,141	1,137	0.1	1,141
PDI TA Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)	02/2031	—	—	—	—
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	10.00%	02/2031	148	146	—	148
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.98%	07/2025	2,299	2,293	0.1	2,299
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.98%	07/2025	514	512	—	514
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.98%	07/2025	339	338	—	339
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.98%	07/2025	190	190	—	190
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.98%	07/2025	—	—	—	—
Wineshipping.com LLC+	One stop	SF +	5.75%	(j)	10.74%	10/2027	9,648	9,519	0.2	8,587
Wineshipping.com LLC+	One stop	SF +	5.75%	(j)	10.45%	10/2027	264	259	—	235
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(i)(j)	10.59%	10/2027	146	142	—	128
							15,855	15,697	0.4	14,747

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.+	One stop	SF +	6.00%	(i)	10.33%				10/2030	$4,893	$4,834	0.1%	$4,893
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(6)	—	—
Borrower R365 Holdings, LLC^+	One stop	SF +	6.00%	(i)	10.48%				06/2027	18,823	18,812	0.5	18,823
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.48%				06/2027	1,556	1,546	0.1	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.48%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)	9.59%				08/2030	13,063	12,941	0.3	13,063
Eagle Family Foods Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(14)	—	—
Kodiak Cakes, LLC^*+	Senior secured	SF +	5.25%	(i)	9.84%				06/2028	46,262	45,885	1.2	46,262
Kodiak Cakes, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				06/2028	—	(4)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(i)	10.73%				07/2027	13,665	13,635	0.4	13,529
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(h)(i)	10.59%				07/2027	240	237	—	236
MAPF Holdings, Inc.^+	One stop	SF +	6.50%	(i)	10.83%				12/2026	51,840	51,684	1.2	47,695
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.83%				12/2026	600	593	—	552
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.83%				12/2026	1,661	1,636	—	1,529
MAPF Holdings, Inc.+(26)	One stop	N/A			19.00%	PIK			12/2026	1,974	1,950	—	1,752
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(i)	10.48%				12/2026	24,747	24,715	0.6	24,501
P&P Food Safety Holdings, Inc.+	One stop	SF +	6.00%	(i)	10.87%				12/2026	38	36	—	36
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.00%	(i)	10.33%				03/2029	22,740	22,643	0.6	22,740
Wizard Bidco Limited+(8)(9)(10)(26)	One stop	SN +	5.00%	(f)	8.20%	cash/	1.50%	PIK	03/2029	10,307	10,629	0.2	9,870
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(f)	10.70%				03/2029	7,787	7,720	0.2	7,787
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(f)	9.45%				09/2028	188	183	—	180
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(40)	—	—
										220,615	219,845	5.4	215,235

Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	4.75%	(h)	9.11%	06/2028	7,069	7,024	0.2	7,069
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	9.11%	06/2028	459	455	—	459
Aspen Medical Products, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2028	—	(1)	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(g)	10.52%	08/2028	7,745	7,749	0.2	7,745
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	8.99%	08/2028	4,289	4,788	0.1	4,289
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(g)	10.52%	08/2028	1,912	1,912	—	1,912
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(f)	10.77%	08/2028	1,266	1,344	—	1,266
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	5.95%	(c)	8.68%	08/2028	1,024	1,088	—	1,024
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	5.95%	(f)	10.65%	08/2028	535	521	—	535
Belmont Instrument, LLC*	One stop	SF +	6.25%	(i)	10.58%	08/2028	14,467	14,367	0.4	14,467
Belmont Instrument, LLC+	One stop	SF +	6.25%	(i)	10.58%	08/2028	22	20	—	22
Blades Buyer, Inc.*	Senior secured	SF +	5.00%	(i)	9.60%	03/2028	12,254	12,218	0.3	12,254
Blades Buyer, Inc.*	Senior secured	SF +	5.25%	(i)	9.85%	03/2028	1,738	1,726	0.1	1,738
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(i)	9.60%	03/2028	1,406	1,398	0.1	1,406
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	9.35%	03/2028	60	58	—	58
Blue River Pet Care, LLC*+	One stop	SF +	5.00%	(h)	9.46%	07/2026	62,779	62,860	1.6	62,779
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	12,430	12,615	0.3	12,430
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	2,898	2,941	0.1	2,898
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	2,785	2,828	0.1	2,785
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	2,758	2,799	0.1	2,758
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	2,120	2,151	0.1	2,120
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	1,255	1,255	—	1,255
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%	07/2026	417	416	—	417
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(a)(h)	10.33%	07/2026	210	208	—	210

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%				07/2026	$294	$294	—%	$294
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%				07/2026	300	299	—	300
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.48%				07/2026	258	257	—	258
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.46%				07/2026	228	227	—	228
CCSL Holdings, LLC*(8)	One stop	SF +	5.50%	(h)	9.86%				12/2028	21,007	20,960	0.5	21,007
CCSL Holdings, LLC*(8)	One stop	SF +	5.50%	(h)	9.86%				12/2028	5,671	5,686	0.1	5,671
CCSL Holdings, LLC+(8)(9)	One stop	SN +	5.50%	(f)	10.20%				12/2028	3,341	3,346	0.1	3,341
CCSL Holdings, LLC+(8)	One stop	SF +	5.50%	(h)	9.86%				12/2028	3,489	3,460	0.1	3,489
CCSL Holdings, LLC*+(8)	One stop	SF +	5.50%	(h)	9.86%				12/2028	2,898	2,873	0.1	2,898
CCSL Holdings, LLC+(8)	One stop	SF +	5.50%	(h)	9.86%				12/2028	120	118	—	120
CCSL Holdings, LLC+(5)(8)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	—
CCSL Holdings, LLC+(8)(9)	One stop	E +	5.50%	(c)	8.18%				12/2028	30,585	31,949	0.8	30,585
CCSL Holdings, LLC+(8)(9)	One stop	E +	5.50%	(c)	8.18%				12/2028	5,991	6,029	0.1	5,991
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	9.36%				12/2026	22,525	22,432	0.6	22,525
CMI Parent Inc.^*	One stop	SF +	5.00%	(h)	9.36%				12/2026	19,836	19,949	0.5	19,836
CMI Parent Inc.^*	Senior secured	SF +	5.00%	(h)	9.36%				12/2026	9,508	9,544	0.2	9,508
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	9.36%				12/2026	8,921	8,953	0.2	8,921
CMI Parent Inc.+(5)	One stop	SF +	5.00%		N/A(6)				12/2026	—	(1)	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	10.01%				06/2031	7,911	7,838	0.2	7,911
HuFriedy Group Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(8)	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.83%				06/2031	1,296	1,268	—	1,296
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(h)	7.21%	cash/	6.00%	PIK	03/2029	1,193	1,193	—	1,193
JHC Investment Intermediate Holdings, LLC+(7)(26)	One stop	SF +	8.75%	(i)	13.18%	PIK			03/2029	885	542	—	814
TIDI Legacy Products, Inc.+	One stop	SF +	5.25%	(h)	9.61%				12/2029	3,511	3,573	0.1	3,511
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC+	One stop	SF +	5.75%	(i)	10.39%				12/2029	4,419	4,417	0.1	4,419
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	—
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(9)	—	—
										296,085	297,923	7.4	296,012

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.71%				12/2027	$8,649	$8,603	0.2%	$8,649
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.71%				12/2027	8,131	8,171	0.2	8,131
AAH TOPCO, LLC +(26)	Subordinated debt	N/A			11.50%	PIK			12/2031	2,810	2,697	0.1	2,726
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.71%				12/2027	2,353	2,374	0.1	2,353
AAH TOPCO, LLC +(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(1)	—	—
Active Day, Inc.*+	One stop	SF +	5.00%	(h)	9.46%				05/2026	17,343	17,272	0.4	17,343
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.46%				05/2026	1,339	1,333	—	1,339
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.46%				05/2026	863	859	—	863
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.46%				05/2026	687	685	—	687
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.46%				05/2026	606	604	—	606
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.46%				05/2026	596	594	—	596
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)				05/2026	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.46%				05/2026	—	—	—	—
Active Day, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2026	—	(76)	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.54%				03/2027	16,136	16,051	0.4	15,975
Acuity Eyecare Holdings, LLC+(26)	One stop	N/A			16.50%	PIK			06/2027	14,897	14,793	0.4	15,344
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.73%				03/2027	3,985	3,966	0.1	3,965
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.78%				03/2027	3,550	3,533	0.1	3,532
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(i)	10.73%				03/2027	3,504	3,487	0.1	3,486
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.73%				03/2027	3,131	3,121	0.1	3,115
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.67%				03/2027	2,001	1,989	0.1	1,981
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.73%				03/2027	1,824	1,820	0.1	1,815
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.64%				03/2027	1,020	1,015	—	1,010
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.73%				03/2027	442	440	—	440
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.73%	cash/	6.75%	PIK	03/2027	283	282	—	319
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.73%				03/2027	211	210	—	209
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.73%				03/2027	163	162	—	162
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.77%	cash/	6.75%	PIK	03/2027	110	110	—	124
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(i)	10.96%				03/2027	107	107	—	107
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.73%				03/2027	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2027	—	(1)	—	(1)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	16,229	16,404	0.4	16,229
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*+	One stop	SF +	6.00%	(i)	10.61%				03/2027	6,402	6,410	0.2	6,402
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^+	One stop	SF +	6.00%	(i)	10.61%				03/2027	5,351	5,352	0.2	5,351
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	3,522	3,501	0.1	3,522
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,347	1,340	—	1,347
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.69%				03/2027	835	834	—	835
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.69%				03/2027	396	395	—	396
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.77%				09/2030	2,733	2,675	0.1	2,705
Bamboo US Bidco LLC+(8)(9)	One stop	E +	5.25%	(c)	8.25%				09/2030	1,760	1,754	0.1	1,742
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.77%				09/2030	246	241	—	242
Bamboo US Bidco LLC+(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	(7)	—	(7)
Bamboo US Bidco LLC+(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	(7)
Bamboo US Bidco LLC+(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(12)	—	(6)
Community Care Partners, LLC+	One stop	SF +	6.00%	(h)	10.47%				06/2026	3,481	3,429	0.1	3,446
CRH Healthcare Purchaser, Inc.*	Senior secured	SF +	6.25%	(i)	10.73%				06/2027	23,330	23,292	0.6	23,330

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.*	Senior secured	SF +	6.25%	(i)	10.73%				06/2027	$6,302	$6,278	0.2%	$6,302
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	6.25%	(i)	10.73%				06/2027	5,652	5,651	0.2	5,652
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(i)	10.73%				06/2027	4,269	4,255	0.1	4,269
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(i)	10.63%				06/2027	264	261	—	264
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.50%	(j)	9.93%				04/2031	771	758	—	764
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.20%				04/2031	447	445	—	442
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.50%	(h)	9.86%				10/2030	6	4	—	4
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.20%				10/2030	6	6	—	6
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	11.00%		N/A(6)				04/2031	—	(2)	—	(2)
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	15,593	15,322	0.4	15,203
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	8,137	7,998	0.2	7,934
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	4,209	4,144	0.1	4,103
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	2,140	2,104	0.1	2,086
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	1,889	1,860	—	1,842
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	1,176	1,139	—	1,146
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	977	945	—	952
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	962	939	—	937
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	921	899	—	897
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	834	814	—	812
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	423	409	—	412
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	358	349	—	349
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	175	171	—	170
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.41%				02/2027	168	163	—	163
Encorevet Group LLC+	One stop	SF +	8.75%	(i)	13.41%				02/2027	155	155	—	156
Encorevet Group LLC+(26)	One stop	N/A			13.00%	PIK			05/2027	98	92	—	94
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.32%				02/2027	94	92	—	92
ERC Topco Holdings, LLC+(7)(26)	One stop	SF +	6.25%	(i)	7.33%	cash/	3.25%	PIK	11/2028	26,514	22,575	0.4	14,584
ERC Topco Holdings, LLC+(7)(26)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	914	342	—	503
ERC Topco Holdings, LLC+(7)(26)	One stop	SF +	6.25%	(i)	7.80%	cash/	3.25%	PIK	11/2027	213	191	—	86
ERC Topco Holdings, LLC+(7)(26)	One stop	SF +	6.25%	(i)	4.33%	cash/	6.25%	PIK	11/2028	7	2	—	4
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	9.39%				03/2027	10,600	11,328	0.3	10,600
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	9.39%				03/2027	3,831	4,101	0.1	3,831
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	9.39%				03/2027	2,609	2,807	0.1	2,609
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	9.39%				03/2027	2,484	2,669	0.1	2,484
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^+(8)(12)	One stop	SF +	5.75%	(i)	10.49%				03/2027	1,105	1,104	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(i)	10.49%				03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	9.39%				03/2027	453	474	—	453
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(j)	9.47%				12/2026	2,526	2,547	0.1	2,526
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(j)	9.47%				12/2026	1,199	1,193	—	1,199
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.*(8)(12)	Senior secured	SF +	4.50%	(h)	8.86%				03/2028	13,593	13,619	0.3	13,593
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(h)	8.86%				03/2028	3,179	3,164	0.1	3,179
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2028	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.75%	(i)	10.08%				05/2026	2,592	2,585	0.1	2,592
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.75%	(i)	10.08%				05/2026	2,381	2,373	0.1	2,381
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.75%	(i)	10.08%				05/2026	1,521	1,522	—	1,521
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.75%	(i)	10.08%				05/2026	$1,392	$1,387	—%	$1,392
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.75%	(i)	10.08%				05/2026	669	667	—	669
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				05/2026	613	612	—	613
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				05/2026	90	90	—	90
Krueger-Gilbert Health Physics, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				05/2026	—	(1)	—	—
LOV Acquisition LLC+	Senior secured	SF +	4.50%	(h)	8.86%				11/2031	25,123	24,999	0.6	24,997
LOV Acquisition LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(13)	—	(13)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)(26)	One stop	CA +	6.00%	(l)	7.49%	cash/	2.00%	PIK	05/2028	24,716	27,910	0.6	24,469
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.*(8)(12)	One stop	SF +	5.50%	(i)	9.98%				05/2028	5,866	5,802	0.1	5,778
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.*+(8)(12)	One stop	SF +	5.50%	(i)	9.98%				05/2028	4,139	4,066	0.1	4,077
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	8.99%				05/2028	1,540	1,692	—	1,524
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	8.99%				05/2028	802	867	—	794
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.03%				05/2026	185	169	—	182
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)(26)	One stop	SF +	6.00%	(i)	8.48%	cash/	2.00%	PIK	05/2028	131	126	—	129
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(2)	—	(2)
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.50%	(i)	10.01%				01/2027	18,283	18,074	0.5	18,283
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.50%	(i)	10.01%				01/2027	12,244	12,139	0.3	12,244
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	2,461	2,438	0.1	2,461
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	2,377	2,359	0.1	2,377
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	1,503	1,489	—	1,503
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	1,365	1,352	—	1,365
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	679	672	—	679
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	532	527	—	532
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.25%	(a)	11.75%				01/2027	464	444	—	464
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	178	178	—	178
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.01%				01/2027	103	101	—	103
Premise Health Holding Corp.+	One stop	SF +	5.50%	(i)	9.82%				03/2031	1,388	1,382	—	1,388
Premise Health Holding Corp.+(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.*	One stop	SF +	4.75%	(i)	9.49%				05/2027	25,034	25,088	0.6	25,034
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.49%				05/2027	2,588	2,573	0.1	2,588
Pyramid Healthcare Acquisition Corp.*	One stop	SF +	4.75%	(i)	9.44%				05/2027	2,164	2,157	0.1	2,164
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.41%				05/2027	1,189	1,186	—	1,189
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.47%				05/2027	1,089	1,086	—	1,089
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.49%				05/2027	735	733	—	735
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.49%				05/2027	244	244	—	244
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.49%				05/2027	215	215	—	215
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.49%				05/2027	201	201	—	201
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.41%				05/2027	201	201	—	201
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.49%				05/2027	79	79	—	79
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Suveto Buyer, LLC*+	One stop	SF +	4.75%	(h)	9.11%				09/2027	27,672	27,665	0.7	27,568
Suveto Buyer, LLC+	One stop	SF +	4.75%	(h)	9.11%				09/2027	6,680	6,564	0.2	6,559
Suveto Buyer, LLC+	One stop	P +	3.75%	(a)	11.25%				09/2027	18	16	—	16
										467,627	465,739	11.3	453,415

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	One stop	SF +	5.00%	(i)	9.33%				05/2030	$7,138	$7,107	0.2%	$7,138
Amberfield Acquisition Co.+	One stop	SF +	5.00%	(i)	9.33%				05/2030	176	167	—	176
Amberfield Acquisition Co.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(2)	—	—
Color Intermediate, LLC*	Senior secured	SF +	4.75%	(i)	9.18%				10/2029	17,521	17,481	0.5	17,521
Connexin Software, Inc.+	One stop	SF +	8.50%	(i)	12.98%				03/2027	11,759	11,735	0.3	11,759
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(i)	12.34%				01/2029	6,032	6,016	0.1	5,972
Crow River Buyer, Inc.+(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(2)
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(h)	10.36%				01/2029	8,700	8,614	0.2	8,613
ESO Solution, Inc.^+	One stop	SF +	6.75%	(i)	11.26%				05/2027	11,360	11,384	0.3	11,360
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	11.27%				05/2027	3,803	3,741	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	11.27%				03/2027	100	100	—	100
GHX Ultimate Parent Corporation+	One stop	SF +	4.75%	(i)	9.08%				12/2031	59,672	59,077	1.5	59,075
GHX Ultimate Parent Corporation+(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(53)	—	(53)
HealthEdge Software, Inc.+	One stop	SF +	4.75%	(h)	9.13%				07/2031	19,364	19,183	0.5	19,364
HealthEdge Software, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(24)	—	—
HealthEdge Software, Inc.+	One stop	SF +	4.75%	(h)	9.15%				07/2031	8,543	8,460	0.2	8,543
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	9.13%				07/2031	15,832	15,684	0.4	15,832
Kona Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(17)	—	—
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	9.13%				07/2031	929	929	—	929
Kona Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(22)	—	—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				02/2031	592	600	—	592
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				02/2031	274	278	—	274
Lacker Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(2)	—	—
Neptune Holdings, Inc.*	One stop	SF +	4.75%	(i)	9.08%				09/2030	16,139	16,234	0.4	16,139
Neptune Holdings, Inc.+	One stop	SF +	4.75%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.+(26)	One stop	SF +	5.20%	(h)	6.86%	cash/	2.70%	PIK	08/2031	51,680	51,194	1.3	51,680
Netsmart Technologies, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(66)	—	—
Netsmart Technologies, Inc.+(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(32)	—	—
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.08%				05/2029	8,016	7,857	0.2	7,936
Plasma Buyer LLC+	One stop	SF +	6.25%	(i)	10.58%				05/2029	241	237	—	238
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.08%				05/2028	62	59	—	62
QF Holdings, Inc.+	One stop	SF +	4.75%	(i)	9.34%				12/2027	931	926	—	931
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	11,249	11,229	0.3	11,362
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	10,950	10,863	0.3	11,060
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	7,215	7,201	0.2	7,287
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	1,855	1,852	—	1,874
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	1,649	1,646	—	1,666
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	1,237	1,235	—	1,249
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	1,031	1,029	—	1,041
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	825	823	—	833
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	164	164	—	166
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.98%	cash/	3.50%	PIK	06/2025	88	88	—	88
Transaction Data Systems, Inc.^*+	One stop	SF +	4.50%	(i)	8.98%				02/2026	75,238	75,138	1.9	74,485
Transaction Data Systems, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				02/2026	—	(2)	—	(3)
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(j)	5.44%	cash/	5.75%	PIK	04/2028	3,385	3,320	0.1	2,471
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(j)	5.44%	cash/	5.75%	PIK	04/2028	399	305	—	291
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(i)(j)	5.44%	cash/	5.75%	PIK	04/2028	102	86	—	74
										364,251	361,821	9.0	361,926

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(i)	10.67%				08/2028	$13,644	$13,619	0.4%	$13,644
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.74%				08/2028	689	684	—	689
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.48%				08/2028	470	433	—	470
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.62%				08/2028	106	104	—	106
BJH Holdings III Corp.*	One stop	SF +	5.00%	(i)	9.33%				08/2027	70,109	70,000	1.8	70,109
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.33%				08/2027	141	130	—	141
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.33%				08/2027	5,589	5,512	0.2	5,589
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.49%				09/2028	17,958	17,958	0.5	17,600
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.49%				09/2028	3,201	3,187	0.1	3,137
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.49%				09/2028	2,151	2,151	0.1	2,108
Cafe Rio Holding, Inc.*	One stop	SF +	5.75%	(i)	10.49%				09/2028	1,364	1,365	—	1,338
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.49%				09/2028	1,205	1,206	—	1,182
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.26%				09/2028	191	191	—	185
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.49%				09/2028	173	173	—	169
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.49%				09/2028	124	123	—	121
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.49%				09/2028	98	98	—	96
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.49%				09/2028	97	96	—	95
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.49%				09/2028	78	78	—	77
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.49%				09/2028	49	49	—	48
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				09/2028	—	(1)	—	—
EOS Fitness Opco Holdings, LLC*+	One stop	SF +	5.25%	(i)	9.84%				01/2028	11,038	11,023	0.3	11,038
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)	9.61%				01/2028	2,823	2,804	0.1	2,823
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	1,797	1,784	0.1	1,797
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	1,770	1,759	0.1	1,770
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	1,482	1,473	0.1	1,482
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	1,232	1,227	—	1,232
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	1,090	1,088	—	1,090
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	1,067	1,060	—	1,067
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.84%				01/2028	601	597	—	601
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	—
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	9.70%				01/2028	4,387	4,290	0.1	4,387
ESN Venture Holdings, LLC*+	One stop	SF +	5.75%	(i)	10.08%				10/2028	5,395	5,340	0.1	5,395
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.08%				10/2028	921	917	—	921
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.08%				10/2028	815	807	—	815
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.08%				10/2028	374	370	—	374
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.14%				10/2028	182	181	—	182
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.08%				10/2028	209	201	—	209
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.14%				10/2028	306	242	—	306
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.18%				10/2028	440	438	—	440
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(i)(j)	9.29%				03/2027	1,394	1,391	—	1,394
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%		N/A(6)				03/2027	—	—	—	—
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(i)	10.52%				11/2027	1,076	1,073	—	1,076
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(2)	—	—
Harri US LLC^+(26)	One stop	SF +	10.00%	(i)	10.66%	cash/	4.00%	PIK	08/2026	1,264	1,214	—	1,236
Harri US LLC+(26)	One stop	SF +	10.00%	(i)	10.66%	cash/	4.00%	PIK	08/2026	855	845	—	838
Harri US LLC+(26)	One stop	SF +	10.00%	(i)	10.66%	cash/	4.00%	PIK	08/2026	830	821	—	814
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(1)	—	—
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(34)	—	(27)
Health Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.58%				04/2029	3,893	3,882	0.1	3,893
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	1,776	1,754	0.1	1,776
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	893	882	—	893
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	$130	$129	—%	$130
PB Group Holdings, LLC+(26)	One stop	SF +	5.50%	(h)	7.11%	cash/	2.75%	PIK	08/2030	36,986	36,814	0.9	36,986
PB Group Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(21)	—	—
SDC Holdco, LLC*	One stop	SF +	5.00%	(i)	9.33%				06/2031	21,737	21,636	0.6	21,737
SDC Holdco, LLC+(26)	Second lien	SF +	8.50%	(i)	12.83%	PIK			06/2032	3,452	3,430	0.1	3,452
SDC Holdco, LLC+	One stop	SF +	5.00%	(i)	9.33%				06/2031	96	87	—	96
SSRG Holdings, LLC*	One stop	SF +	4.75%	(i)	9.08%				11/2027	12,502	12,447	0.3	12,502
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(i)	9.08%				11/2027	7,763	7,837	0.2	7,763
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	9.08%				11/2027	1,272	1,263	—	1,272
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	9.08%				11/2027	612	610	—	612
Super REGO, LLC+(26)	Subordinated debt	N/A			15.00%	PIK			03/2030	112	110	—	112
YE Brands Holding, LLC*	One stop	SF +	4.75%	(i)	9.08%				10/2027	17,588	17,767	0.4	17,588
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.08%				10/2027	968	962	—	968
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.08%				10/2027	68	68	—	68
										268,633	267,721	6.7	268,012
Household Products
WU Holdco, Inc.*+	One stop	SF +	5.00%	(i)	9.33%				03/2027	4,836	4,855	0.1	4,836
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.33%				03/2027	1,709	1,705	0.1	1,709
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.33%				03/2027	444	442	—	444
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.33%				03/2027	1,563	1,553	—	1,563
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.33%				03/2027	73	72	—	73
										8,625	8,627	0.2	8,625
Industrial Conglomerates
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(i)	9.18%				04/2026	3,184	3,183	0.1	3,152
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.18%				04/2026	640	630	—	634
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.18%				04/2026	595	586	—	590
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.18%				04/2025	99	98	—	99
Dwyer Instruments, Inc.+(8)(9)	One stop	E +	5.00%	(c)	8.00%				07/2029	47,103	47,501	1.2	46,632
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.27%				07/2029	1,496	1,482	0.1	1,481
Dwyer Instruments, Inc.+(5)(8)(9)	One stop	E +	5.00%		N/A(6)				07/2029	—	(47)	—	(47)
Dwyer Instruments, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(31)	—	(32)
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.08%				07/2029	5,812	5,794	0.2	5,754
Dwyer Instruments, Inc.+	One stop	P +	3.75%	(a)	11.25%				07/2029	434	404	—	403
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.08%				07/2029	1,474	1,458	—	1,459
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.08%				07/2029	471	467	—	466
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.27%				07/2029	552	544	—	547
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.65%				06/2031	11,514	11,407	0.3	11,399
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(13)	—	(14)
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(10)	—	(23)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(55)	—	—
Excelitas Technologies Corp.+	One stop	SF +	5.25%	(h)	9.61%				08/2029	10,022	9,961	0.2	10,022
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.25%	(b)	8.11%				08/2029	1,780	1,787	—	1,780
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2028	—	(2)	—	—
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(3)	—	—
										85,176	85,141	2.1	84,302

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.^*+	One stop	SF +	4.75%	(i)	9.32%				11/2029	$36,973	$36,978	0.9%	$36,973
Accession Risk Management Group, Inc.^*+	One stop	SF +	4.75%	(i)	9.26%				11/2029	9,475	9,384	0.3	9,475
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.21%				11/2029	8,340	8,333	0.2	8,340
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.26%				11/2029	7,832	7,831	0.2	7,832
Accession Risk Management Group, Inc.*	One stop	SF +	4.75%	(i)	9.15%				11/2029	5,236	5,292	0.1	5,236
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.33%				11/2029	3,358	3,343	0.1	3,358
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2029	—	(15)	—	—
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2029	—	(112)	—	—
Alera Group, Inc.^*	One stop	SF +	5.25%	(h)	9.61%				10/2028	35,325	35,380	0.9	35,325
Alera Group, Inc.+	One stop	SF +	5.25%	(h)	9.61%				10/2028	10,039	10,038	0.2	10,039
Alera Group, Inc.+	One stop	SF +	5.25%	(h)	9.61%				10/2028	4,007	4,069	0.1	4,007
Alera Group, Inc.+	One stop	SF +	5.75%	(h)	10.09%				10/2028	3,301	3,309	0.1	3,318
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.68%				07/2027	4,457	4,468	0.1	4,457
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.68%				07/2027	1,327	1,325	—	1,327
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.68%				07/2027	1,119	1,115	—	1,119
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.68%				07/2027	162	162	—	162
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.09%				03/2028	561	552	—	561
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.25%	(i)	9.75%				03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.09%				03/2028	92	85	—	92
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.09%				03/2028	60	59	—	60
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	4.75%	(h)	9.30%				11/2030	13,070	12,991	0.3	12,989
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(13)	—	(14)
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(44)	—	(45)
Captive Resources Midco, LLC+	One stop	SF +	4.75%	(h)	9.11%				07/2029	23,458	23,433	0.6	23,458
Captive Resources Midco, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.+	One stop	SF +	7.50%	(i)	12.01%				03/2029	9,240	9,154	0.2	9,240
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.60%				12/2030	1,730	1,765	—	1,735
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.74%				12/2030	1,590	1,595	—	1,594
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%		N/A(6)				12/2029	—	—	—	—
Doxa Insurance Holdings LLC+(5)	One stop	SF +	5.00%		N/A(6)				12/2030	—	(25)	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	8.80%				04/2031	1,013	1,032	—	1,013
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(b)(c)	8.72%				04/2031	164	160	—	164
Illumifin Corporation+(26)	One stop	SF +	7.00%	(i)	8.15%	cash/	3.73%	PIK	09/2027	4,636	4,450	0.1	4,266
Integrated Specialty Coverages, LLC+	One stop	SF +	4.75%	(h)(i)(j)	9.11%				07/2030	6,044	5,994	0.1	5,983
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(9)	—	(2)
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(12)	—	(12)
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(i)	9.51%				08/2028	45,195	44,849	1.1	45,195
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(12)	—	—
J.S. Held Holdings, LLC^*+	One stop	SF +	5.50%	(i)	9.98%				06/2028	38,123	37,754	0.9	38,123
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	9.94%				06/2028	6,978	6,880	0.2	6,978
J.S. Held Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				06/2028	—	(9)	—	—
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	3,549	3,527	0.1	3,549
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	2,867	2,914	0.1	2,867
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	2,597	2,574	0.1	2,597
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	2,034	2,026	0.1	2,034
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	616	615	—	616
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Majesco^*	One stop	SF +	4.75%	(i)	9.08%				09/2028	$28,174	$28,208	0.7%	$28,174
Majesco+(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	9.17%				02/2029	1,070	1,113	—	1,070
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.23%				11/2029	2,275	2,312	0.1	2,275
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.22%				11/2029	426	425	—	426
Oakbridge Insurance Agency LLC+	One stop	P +	4.75%	(a)	12.25%				11/2029	15	15	—	15
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	5.00%	(j)	9.28%				05/2030	74,648	74,054	1.8	73,901
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(57)	—	(58)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.48%				10/2028	15,405	15,404	0.4	15,405
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.48%				10/2028	3,149	3,135	0.1	3,149
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.33%				10/2028	2,402	2,393	0.1	2,402
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(h)	9.46%				10/2028	107	99	—	107
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.06%				02/2028	23,156	25,312	0.6	23,156
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.06%				02/2028	19,433	20,651	0.5	19,433
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.04%				02/2028	7,656	7,993	0.2	7,656
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.06%				02/2028	7,599	8,422	0.2	7,599
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.95%				02/2027	202	209	—	202
People Corporation+(5)(8)(9)(12)	One stop	CA +	5.00%		N/A(6)				02/2028	—	(77)	—	(156)
										480,663	483,165	11.8	479,143
Internet & Direct Marketing Retail
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.49%				04/2027	20,456	20,149	0.5	18,411
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.49%				04/2027	11,974	11,793	0.3	10,776
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.49%				04/2027	5,936	5,847	0.1	5,343
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.49%				04/2027	3,577	3,506	0.1	3,218
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.49%				04/2027	2,434	2,380	0.1	2,191
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.49%				04/2027	2,390	2,302	—	2,151
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.49%				04/2027	229	217	—	206
Revalize, Inc.+	One stop	SF +	5.75%	(h)(i)	10.43%				04/2027	332	316	—	286
										47,328	46,510	1.1	42,582
IT Services
Acquia, Inc.^*+	One stop	SF +	7.00%	(i)	11.73%				10/2025	12,020	12,028	0.3	12,020
Acquia, Inc.+	One stop	SF +	7.00%	(i)	11.73%				10/2025	1,083	1,081	—	1,083
Acquia, Inc.+	One stop	SF +	7.00%	(i)	11.75%				10/2025	62	62	—	62
CivicPlus, LLC^+	One stop	SF +	5.75%	(i)	10.41%				08/2027	9,153	9,167	0.2	9,153
CivicPlus, LLC+	One stop	SF +	5.75%	(i)	10.41%				08/2027	5,430	5,441	0.2	5,430
CivicPlus, LLC+	One stop	SF +	5.75%	(i)	10.41%				08/2027	4,301	4,307	0.1	4,301
CivicPlus, LLC+(26)	One stop	SF +	11.75%	(i)	17.00%	PIK			06/2034	552	548	—	564
CivicPlus, LLC+	One stop	SF +	8.50%		N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.75%	cash/	3.63%	PIK	05/2028	5,303	5,300	0.1	5,250
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.75%	cash/	3.63%	PIK	05/2028	2,434	2,407	0.1	2,410
Critical Start, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	(1)	—	(2)
Delinea Inc.^*	One stop	SF +	5.75%	(i)	10.23%				03/2028	22,551	22,559	0.6	22,551
Delinea Inc.^*	One stop	SF +	5.75%	(i)	10.23%				03/2028	13,092	13,094	0.4	13,092
Delinea Inc.	One stop	SF +	5.75%	(i)	10.23%				03/2028	11,472	11,458	0.3	11,472
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(1)	—	—
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	13,279	13,350	0.3	13,279
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	1,239	1,270	—	1,239
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	6.25%	(c)(d)	9.00%				01/2029	208	209	—	208
Kentik Technologies, Inc.+(26)	Second lien	SF +	12.25%	(i)	16.61%	PIK			11/2029	51	47	—	48
Kentik Technologies, Inc.+(5)	Second lien	SF +	12.25%		N/A(6)				11/2029	—	(1)	—	(2)
Netwrix Corporation*+	One stop	SF +	4.75%	(i)	9.26%				06/2029	7,956	7,962	0.2	7,956

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation+	One stop	SF +	4.75%	(i)	9.26%				06/2029	$386	$386	—%	$386
Netwrix Corporation+	One stop	SF +	4.75%	(i)	9.26%				06/2029	56	53	—	56
Netwrix Corporation+(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Optimizely North America, Inc.+	One stop	SF +	5.00%	(h)	9.36%				10/2031	38,320	37,946	1.0	37,937
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.25%	(b)	8.11%				10/2031	14,045	14,586	0.4	13,905
Optimizely North America, Inc.+(8)(9)	One stop	SN +	5.50%	(f)	10.20%				10/2031	5,592	5,738	0.1	5,536
Optimizely North America, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2031	—	(97)	—	(61)
PDQ Intermediate, Inc.+(26)	Subordinated debt	N/A			13.75%	PIK			10/2031	118	117	—	118
Recordxtechnologies, LLC*	One stop	SF +	5.25%	(i)	9.58%				12/2027	18,825	19,000	0.5	18,825
Recordxtechnologies, LLC*	One stop	SF +	5.25%	(i)	9.58%				12/2027	12,521	12,416	0.3	12,521
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.58%				12/2027	1,764	1,780	—	1,764
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.58%				12/2027	892	884	—	892
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.58%				12/2027	2	—	—	2
ReliaQuest Holdings, LLC+(26)	One stop	SF +	6.75%	(i)	7.71%	cash/	3.63%	PIK	04/2031	11,818	11,820	0.3	11,818
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(5)	—	—
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(2)	—	—
Saturn Borrower Inc.*+	One stop	SF +	6.50%	(i)	10.98%				09/2026	27,463	27,261	0.7	27,463
Saturn Borrower Inc.+	One stop	SF +	6.50%	(h)(i)	10.98%				09/2026	459	453	—	459
WPEngine, Inc.+	One stop	SF +	6.50%	(h)	10.90%				08/2029	5,438	5,420	0.1	5,438
WPEngine, Inc.+	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	11.01%				07/2027	7,229	7,273	0.2	7,229
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	11.01%				07/2027	1,409	1,402	—	1,409
Zarya Holdco, Inc.+	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										256,523	256,717	6.4	255,811

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC*	One stop	SF +	4.75%	(h)	9.11%				09/2031	$57,121	$56,846	1.4%	$57,121
Crunch Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(38)	—	—
Movement Holdings, LLC+	One stop	SF +	5.25%	(i)	9.58%				03/2030	839	836	—	839
Movement Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(2)	—	—
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.23%				03/2027	7,778	7,778	0.2	7,778
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.23%				03/2027	1,713	1,713	0.1	1,713
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.23%				03/2027	1,191	1,191	—	1,191
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.23%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop	SF +	6.75%		N/A(6)				03/2027	—	—	—	—
										69,270	68,952	1.7	69,270
Life Sciences Tools & Services
Celerion Buyer, Inc.*+	One stop	SF +	5.00%	(i)	9.53%				11/2029	31,102	30,787	0.8	30,790
Celerion Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	(2)
Celerion Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(76)	—	(48)
Celerion Buyer, Inc.*	One stop	SF +	5.00%	(i)	9.52%				11/2029	22,067	21,851	0.6	21,846
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.08%				06/2031	8,847	8,806	0.2	8,847
Graphpad Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(4)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.08%				06/2031	221	211	—	221
PAS Parent Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(17)	—	—
PAS Parent Inc.*+	One stop	SF +	4.75%	(h)	9.11%				12/2028	55,375	55,392	1.4	55,375
PAS Parent Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/2027	—	(5)	—	—
PAS Parent Inc.+	One stop	SF +	4.75%	(h)	9.11%				12/2028	2,862	2,881	0.1	2,862
Reaction Biology Corporation+(7)(26)	One stop	SF +	6.85%	(h)	6.86%	cash/	4.35%	PIK	03/2029	8,697	8,338	0.1	4,870
Reaction Biology Corporation+(7)(26)	One stop	SF +	6.85%	(h)	6.86%	cash/	4.35%	PIK	03/2029	2,894	2,479	—	1,620
Reaction Biology Corporation+(7)(26)	One stop	SF +	6.85%	(h)	6.86%	cash/	4.35%	PIK	03/2029	1,924	1,649	—	1,078
Reaction Biology Corporation+(7)(26)	One stop	SF +	6.85%	(h)(i)	6.86%	cash/	4.35%	PIK	03/2029	308	278	—	173
Reaction Biology Corporation+	One stop	SF +	6.85%		N/A(6)				03/2029	—	—	—	—
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.91%				08/2027	1,396	1,384	—	1,382
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.91%				08/2027	1,179	1,165	—	1,167
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	(1)	—	—
										136,872	135,117	3.2	130,181
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.75%	(h)	9.11%				08/2031	10,508	10,408	0.3	10,508
AI Titan Parent, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(10)	—	—
AI Titan Parent, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(12)	—	—
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/2030	4,466	4,544	0.1	4,466
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/2030	315	315	—	315
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/2029	25	25	—	25
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.98%	cash/	1.50%	PIK	11/2026	13,837	13,703	0.3	13,145
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.98%	cash/	1.50%	PIK	11/2026	1,308	1,290	—	1,242
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.98%	cash/	1.50%	PIK	11/2026	228	218	—	201
										30,687	30,481	0.7	29,902
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.25%	(i)	9.58%				04/2029	33,782	33,943	0.9	33,782
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.58%				04/2029	748	745	—	748
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.58%				04/2029	250	248	—	250
										34,780	34,936	0.9	34,780
Media
Lotus Topco, Inc.*	One stop	SF +	4.75%	(j)	9.00%				06/2030	5,151	5,116	0.1	5,151
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(7)	—	—
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(18)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Triple Lift, Inc.^*	One stop	SF +	5.75%	(i)	10.25%				05/2028	$7,280	$7,186	0.2%	$6,990
Triple Lift, Inc.+	One stop	SF +	5.75%	(i)	10.25%				05/2028	1,553	1,523	—	1,491
Triple Lift, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(4)	—	(6)
										13,984	13,796	0.3	13,626
Oil, Gas & Consumable Fuels
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.86%				12/2029	5,118	5,205	0.1	5,118
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.86%				12/2029	2	2	—	2
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
										5,120	5,207	0.1	5,120
Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.25%	(i)	9.73%				12/2027	14,397	14,416	0.4	14,397
Messenger, LLC+(8)(9)	One stop	SN +	5.25%	(f)	10.05%				12/2027	866	876	—	866
Messenger, LLC+	One stop	SF +	5.25%	(i)	9.73%				12/2027	520	519	—	520
Messenger, LLC+(8)(9)	One stop	SN +	5.25%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC*+	One stop	SF +	5.25%	(h)	9.71%				12/2027	1,508	1,534	—	1,508
Messenger, LLC+	One stop	SF +	5.25%	(i)	9.73%				12/2027	756	756	—	756
Messenger, LLC+	One stop	SF +	5.25%		N/A(6)				12/2027	—	—	—	—
										18,047	18,101	0.4	18,047
Personal Products
IMPLUS Footcare, LLC+(26)	One stop	SF +	8.75%	(i)	12.23%	cash/	1.00%	PIK	07/2025	30,542	30,542	0.6	24,739
IMPLUS Footcare, LLC+(26)	One stop	SF +	9.25%	(i)	12.23%	cash/	1.50%	PIK	07/2025	5,216	5,216	0.1	4,225
IMPLUS Footcare, LLC*+(26)	One stop	SF +	9.25%	(i)	12.23%	cash/	1.50%	PIK	07/2025	752	752	—	609
										36,510	36,510	0.7	29,573

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*	One stop	SF +	5.50%	(i)	10.09%				02/2029	$30,144	$29,990	0.8%	$30,144
ACP Ulysses Buyer, Inc.*	One stop	SF +	5.50%	(i)	10.09%				02/2029	1,303	1,286	—	1,303
Amalthea Parent, Inc.^+(8)	One stop	SF +	5.00%	(i)	9.78%				03/2027	87,417	85,321	2.1	83,047
Amalthea Parent, Inc.+(8)	One stop	SF +	5.00%	(h)	9.47%				03/2027	360	338	—	334
Apothecary Products, LLC+	Senior secured	SF +	5.75%	(j)	10.59%				07/2025	2,256	2,248	0.1	2,256
Apothecary Products, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				07/2025	—	(2)	—	—
Caerus Midco 3 S.A.R.L.*(8)(13)	One stop	SF +	5.00%	(i)	9.33%				05/2029	29,336	29,368	0.7	29,336
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	9.33%				05/2029	4,863	4,867	0.1	4,863
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)(j)	9.40%				05/2029	4,488	4,442	0.1	4,488
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)(j)	9.40%				05/2029	712	708	—	712
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(h)	9.34%				05/2029	42	38	—	42
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	9.86%				10/2028	14,798	14,754	0.4	14,798
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	9.86%				10/2028	4,962	4,946	0.1	4,962
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	9.86%				10/2028	3,748	3,679	0.1	3,748
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	9.86%				10/2027	146	131	—	146
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	9.86%				10/2028	6,381	6,308	0.2	6,381
Cobalt Buyer Sub, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(73)	—	—
Creek Parent, Inc.+	One stop	SF +	5.25%	(i)	9.63%				12/2031	56,829	55,840	1.4	55,834
Creek Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(142)	—	(143)
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	8.45%	cash/	1.13%	PIK	08/2028	35,384	37,551	0.8	34,057
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.70%				08/2028	5,200	5,133	0.1	5,200
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	8.45%	cash/	1.13%	PIK	08/2028	4,289	3,975	0.1	4,128
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(i)	10.33%				08/2028	3,991	3,984	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	8.45%	cash/	1.13%	PIK	08/2028	3,753	3,636	0.1	3,613
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(5)	—	(6)
										300,402	298,321	7.3	293,234
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(i)	10.50%				5/1/2029	6,780	6,806	0.2	6,848
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(i)	9.75%				5/1/2029	749	741	—	749
bswift, LLC+	One stop	SF +	6.38%	(i)	11.05%				11/1/2028	7,663	7,646	0.2	7,777
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	9.28%				10/1/2027	8,037	8,054	0.2	8,037
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	9.28%				10/1/2027	3,489	3,443	0.1	3,489
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	9.28%				10/1/2027	1,036	1,027	—	1,036
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(j)	9.66%				10/1/2027	1,456	1,456	0.1	1,456
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(j)	9.63%				10/1/2027	253	252	—	253
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.50%				9/1/2028	5,228	5,196	0.1	5,228
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.50%				9/1/2028	806	796	—	806
DISA Holdings Corp.+	One stop	SF +	5.00%	(i)	9.50%				9/1/2028	689	681	—	689
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.50%				9/1/2028	610	603	—	610
DISA Holdings Corp.+(26)	Subordinated debt	SF +	8.50%	(i)	10.99%	cash/	2.00%	PIK	3/1/2029	104	103	—	104
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.40%				9/1/2028	70	65	—	70
DISA Holdings Corp.+(5)	Senior secured	SF +	5.00%		N/A(6)				9/1/2028	—	(2)	—	—
Eclipse Buyer, Inc.+	One stop	SF +	4.75%	(h)	9.26%				9/1/2031	14,283	14,146	0.4	14,283
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(66)	—	—
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(12)	—	—
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.08%				4/1/2028	2,143	2,128	0.1	2,100
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.30%				4/1/2028	145	144	—	141
Filevine, Inc.^+(26)	One stop	SF +	6.50%	(i)	8.76%	cash/	2.50%	PIK	4/1/2027	8,293	8,328	0.2	8,397
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				4/1/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	SF +	5.00%	(i)	9.57%				9/1/2028	12,974	12,922	0.3	12,974
IG Investments Holdings, LLC+	One stop	SF +	5.00%		N/A(6)				9/1/2028	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NBG Acquisition Corp. and NBG-P Acquisition Corp.^*	One stop	SF +	5.50%	(i)	10.24%				11/1/2028	$33,937	$33,614	0.8%	$32,919
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.50%	(i)	9.98%				11/1/2028	789	784	—	765
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.50%	(i)	9.98%				11/1/2028	346	338	—	332
PlanSource Holdings, Inc.*	One stop	SF +	5.50%	(j)	10.64%				12/1/2026	14,234	14,222	0.4	14,234
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(j)	10.64%				12/1/2026	2,416	2,406	0.1	2,416
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(j)	10.64%				12/1/2026	695	693	—	695
PlanSource Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				12/1/2026	—	—	—	—
Procure Acquireco, Inc.*	One stop	SF +	4.75%	(j)	9.49%				12/1/2028	24,859	24,908	0.6	24,735
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	9.08%				12/1/2028	1,143	1,143	—	1,137
Procure Acquireco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/1/2028	—	(1)	—	—
Procure Acquireco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/1/2028	—	(96)	—	(100)
Teaching Company, The+	One stop	SF +	5.75%	(j)	11.09%				1/1/2026	13,568	13,568	0.3	13,568
Teaching Company, The+	One stop	SF +	5.75%		N/A(6)				1/1/2026	—	—	—	—
Varicent Intermediate Holdings Corporation+(26)	One stop	SF +	6.00%	(i)	7.08%	cash/	3.25%	PIK	8/1/2031	48,248	47,578	1.2	48,248
Varicent Intermediate Holdings Corporation+(5)	One stop	SF +	5.50%		N/A(6)				8/1/2031	—	(88)	—	—
Varicent Intermediate Holdings Corporation+(5)	One stop	SF +	6.00%		N/A(6)				8/1/2031	—	(79)	—	—
										215,043	213,447	5.3	213,996
%

Real Estate Management & Development
Inhabit IQ Inc.	One stop	SF +	5.50%	(h)	9.96%	07/2025	37,486	37,630	0.9	37,486
Inhabit IQ Inc.*+	One stop	SF +	5.50%	(h)	9.96%	07/2025	21,635	21,657	0.6	21,635
Inhabit IQ Inc.*	One stop	SF +	5.50%	(h)	9.96%	07/2025	15,566	15,583	0.4	15,566
Inhabit IQ Inc.^*	One stop	SF +	5.50%	(h)	9.96%	07/2025	21,311	21,392	0.5	21,311
Inhabit IQ Inc.*	One stop	SF +	5.50%	(h)	9.96%	07/2025	7,439	7,437	0.2	7,439
Inhabit IQ Inc.+	One stop	SF +	5.50%	(h)	9.96%	07/2025	3,977	3,985	0.1	3,977
Inhabit IQ Inc.*+	One stop	SF +	5.50%	(h)	9.96%	07/2025	1,741	1,740	0.1	1,741
Inhabit IQ Inc.*+	One stop	SF +	5.50%	(h)	9.96%	07/2025	1,473	1,473	0.1	1,473
Inhabit IQ Inc.*+	One stop	SF +	5.50%	(h)	9.96%	07/2025	1,458	1,457	—	1,458
Inhabit IQ Inc.+	One stop	SF +	5.50%	(h)	9.96%	07/2025	1,161	1,161	—	1,161
Inhabit IQ Inc.+	One stop	SF +	5.50%	(h)	9.96%	07/2025	613	613	—	613
Inhabit IQ Inc.+	One stop	SF +	5.50%		N/A(6)	07/2025	—	—	—	—
Inhabit IQ Inc.	One stop	SF +	5.50%	(h)	9.96%	07/2025	678	678	—	678
MRI Software, LLC^*+	One stop	SF +	4.75%	(i)	9.08%	02/2027	32,993	33,181	0.8	32,993
MRI Software, LLC^*+	One stop	SF +	4.75%	(i)	9.08%	02/2027	13,120	13,217	0.3	13,120
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.08%	02/2027	176	155	—	176
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.08%	02/2027	942	868	—	942
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.20%	08/2028	5,662	5,859	0.1	5,662
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.20%	08/2028	26,133	28,282	0.7	26,133
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.98%	08/2028	10,894	11,764	0.3	10,894
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.98%	08/2028	2,645	3,037	0.1	2,645
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							207,103	211,169	5.2	207,103
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	6.00%	(i)	10.48%	04/2027	28,632	28,646	0.7	28,345
Internet Truckstop Group, LLC*	One stop	SF +	6.00%	(i)	10.48%	04/2027	12,552	12,511	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop	SF +	6.00%		N/A(6)	04/2027	—	(3)	—	(3)
							41,184	41,154	1.0	40,769
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^+	One stop	SF +	5.25%	(i)	9.58%				06/2029	$24,680	$24,903	0.6%	$24,680
Anaplan, Inc.+	One stop	SF +	5.25%	(i)	9.58%				06/2029	13,000	12,971	0.3	13,000
Anaplan, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC^*+	One stop	SF +	5.00%	(i)	9.33%				03/2028	57,062	56,973	1.4	57,062
Appfire Technologies, LLC+	One stop	SF +	5.00%	(i)	9.33%				03/2028	34	30	—	34
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(29)	—	—
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(115)	—	—
Aras Corporation^+	One stop	SF +	5.25%	(i)	9.58%				04/2029	28,668	28,667	0.7	28,668
Aras Corporation+	One stop	SF +	5.25%	(h)(i)	9.58%				04/2029	2,000	1,980	0.1	2,000
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				06/2029	5,440	5,363	0.2	5,440
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				06/2029	2,838	2,730	0.1	2,838
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(i)	10.08%				07/2030	25,040	24,879	0.6	25,040
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(i)	10.08%				07/2030	1,642	1,636	0.1	1,642
Arrow Buyer, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(24)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%	(i)	8.83%				05/2031	1,489	1,475	0.1	1,489
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(2)	—	—
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Auvik Networks Inc.^+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.59%	cash/	3.25%	PIK	07/2027	10,751	10,779	0.3	10,751
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.59%	cash/	3.25%	PIK	07/2027	1,933	1,927	0.1	1,933
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.59%	cash/	3.25%	PIK	07/2027	984	981	—	984
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Axiom Merger Sub Inc.+	One stop	SF +	4.75%	(j)	9.20%				04/2026	6,698	6,682	0.2	6,698
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	4.75%	(c)(d)	7.79%				04/2026	2,563	2,744	0.1	2,563
Axiom Merger Sub Inc.+	One stop	SF +	4.75%	(j)	9.20%				04/2026	1,214	1,210	—	1,214
Axiom Merger Sub Inc.+	One stop	SF +	4.75%	(j)	9.17%				04/2026	174	174	—	174
Axiom Merger Sub Inc.+	One stop	SF +	4.75%		N/A(6)				10/2025	—	—	—	—
Axiom Merger Sub Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2026	—	(77)	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(i)	8.98%				04/2027	9,492	9,656	0.3	9,492
Azul Systems, Inc.+	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(h)	10.86%				03/2031	973	961	—	973
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(h)	10.86%				03/2031	428	422	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC+(26)	One stop	SF +	6.25%	(i)(j)	7.30%	cash/	3.38%	PIK	05/2031	4,095	4,095	0.1	4,095
Baxter Planning Systems, LLC+(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(4)	—	—
Bayshore Intermediate #2, L.P.^+(26)	One stop	SF +	6.25%	(i)	7.39%	cash/	3.38%	PIK	10/2028	120,651	120,581	3.0	119,445
Bayshore Intermediate #2, L.P.+(5)	One stop	SF +	5.75%		N/A(6)				10/2027	—	(2)	—	(4)
BestPass, Inc.+	One stop	SF +	5.25%	(h)	9.61%				08/2031	52,735	52,487	1.3	52,735
BestPass, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(24)	—	—
BestPass, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(33)	—	—
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.33%				12/2029	4,142	4,178	0.1	4,142
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.52%				12/2029	9	7	—	9
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(11)	—	—
Bonterra LLC^+	One stop	SF +	7.00%	(i)	11.33%				09/2027	92,893	92,381	2.3	92,893
Bonterra LLC+	One stop	SF +	7.00%	(i)	11.43%				09/2027	7,599	7,497	0.2	7,599
Bonterra LLC+(26)	One stop	SF +	7.75%	(i)	12.08%	PIK			09/2027	3,957	3,917	0.1	3,957
Bonterra LLC+	One stop	SF +	7.00%	(i)	11.33%				09/2027	256	251	—	256
Bottomline Technologies, Inc.+	One stop	SF +	5.25%	(h)	9.61%				05/2029	40,957	40,754	1.0	40,957
Bottomline Technologies, Inc.+	One stop	SF +	5.75%	(h)	10.11%				05/2029	5,086	5,015	0.1	5,112
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(5)	—	—
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.36%				10/2029	77,997	77,775	1.9	77,997

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bullhorn, Inc.*	One stop	SF +	5.00%	(h)	9.36%	10/2029	$3,190	$3,226	0.1%	$3,190
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.36%	10/2029	1,643	1,663	0.1	1,643
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.36%	10/2029	736	733	—	736
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.36%	10/2029	587	584	—	587
Bullhorn, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	10/2029	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.*	One stop	SF +	5.00%	(h)	9.46%	06/2028	11,868	11,840	0.3	11,868
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	SF +	5.00%		N/A(6)	06/2026	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(i)	10.62%	01/2029	8,332	8,273	0.2	8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(i)	10.62%	01/2029	2,204	2,173	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%		N/A(6)	01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	6.00%		N/A(6)	01/2029	—	(1)	—	—
Calabrio, Inc.^+	One stop	SF +	5.50%	(i)	10.01%	04/2027	74,482	74,546	1.9	74,482
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	10.01%	04/2027	5,473	5,553	0.2	5,473
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	10.02%	04/2027	202	200	—	202
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%	08/2030	5,062	5,138	0.1	5,062
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%	08/2030	717	708	—	717
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.25%	(e)	9.69%	08/2030	310	324	—	310
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	08/2030	—	(28)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(h)	9.61%	07/2031	46,494	46,063	1.2	46,494
CB Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2031	—	(49)	—	—
CB Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	07/2031	—	(61)	—	—
Coupa Holdings, LLC+	One stop	SF +	5.50%	(i)	10.09%	02/2030	31,879	31,585	0.8	31,879
Coupa Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	02/2030	—	(19)	—	—
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(h)	11.11%	11/2030	10,857	10,823	0.3	10,857
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	11/2030	—	(1)	—	—
Daxko Acquisition Corporation^*	One stop	SF +	5.00%	(h)	9.36%	10/2028	39,356	39,334	1.0	39,356
Daxko Acquisition Corporation*	One stop	SF +	5.00%	(h)	9.36%	10/2028	3,319	3,292	0.1	3,319
Daxko Acquisition Corporation+	One stop	SF +	5.00%	(h)	9.36%	10/2028	199	197	—	199
Daxko Acquisition Corporation+	One stop	SF +	5.00%	(h)	9.37%	10/2028	134	115	—	134
Daxko Acquisition Corporation+(5)	One stop	SF +	5.00%		N/A(6)	10/2028	—	(12)	—	—
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(f)	10.45%	08/2030	7,357	7,540	0.2	7,375
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.75%	(c)	8.43%	08/2030	2,470	2,582	0.1	2,477
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.75%	(c)	8.43%	08/2030	1,764	1,839	0.1	1,768
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.25%	(c)	7.93%	08/2030	689	713	—	689
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)	08/2030	—	(2)	—	—
Diligent Corporation+	One stop	SF +	5.00%	(j)	10.09%	08/2030	8,985	8,968	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(j)	10.09%	08/2030	1,541	1,530	—	1,541
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(11)	—	—
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(6)	—	—
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.08%	09/2030	4,907	4,791	0.1	4,907
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.08%	09/2030	4,472	4,430	0.1	4,472
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	4.75%		N/A(6)	10/2029	—	(12)	—	—
FirstUp, Inc.^+	One stop	SF +	6.75%	(i)	11.08%	07/2027	13,126	13,137	0.3	12,863
FirstUp, Inc.+	One stop	SF +	6.75%	(i)	11.08%	07/2027	1,251	1,243	—	1,226
FirstUp, Inc.+(5)	One stop	SF +	6.75%		N/A(6)	07/2027	—	(1)	—	(4)
Gainsight, Inc.^+	One stop	SF +	6.00%	(i)	10.66%	07/2027	17,981	18,004	0.4	17,981
Gainsight, Inc.+	One stop	SF +	6.00%	(i)	10.66%	07/2027	128	127	—	128
GS Acquisitionco, Inc.^*+	One stop	SF +	5.25%	(i)	9.58%	05/2028	122,421	122,749	3.0	122,421

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.58%				05/2028	$73	$72	—%	$73
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	—
GTIV, LLC+	One stop	SF +	4.75%	(i)	9.08%				02/2029	72,541	72,116	1.8	71,815
GTIV, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2029	—	(1)	—	(3)
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	5,156	5,148	0.1	5,156
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	3,370	3,340	0.1	3,370
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	617	615	—	617
GTY Technology Holdings, Inc.+(26)	One stop	SF +	7.13%	(i)	7.23%	cash/	4.45%	PIK	07/2029	429	429	—	430
GTY Technology Holdings, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	—
GTY Technology Holdings, Inc.+(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(3)	—	3
Gurobi Optimization, LLC+	One stop	SF +	4.75%	(h)(i)	9.05%				09/2031	51,664	51,170	1.3	51,664
Gurobi Optimization, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(42)	—	—
Hornet Security Holding GMBH+(8)(9)(19)(26)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	695	720	—	695
Hornet Security Holding GMBH+(8)(9)(19)(26)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	464	480	—	464
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	(1)	—	—
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(3)	—	—
Hyland Software, Inc.*	One stop	SF +	6.00%	(h)	10.36%				09/2030	47,124	47,907	1.2	47,124
Hyland Software, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.+	One stop	SF +	6.50%	(h)	10.86%				01/2030	1,407	1,399	—	1,407
Icefall Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.+(26)	One stop	SF +	5.75%	(i)	10.38%				08/2028	12,478	12,429	0.3	11,917
ICIMS, Inc.+	One stop	SF +	5.75%	(i)	10.34%				08/2028	64	61	—	50
IQN Holding Corp. *+	One stop	SF +	5.25%	(i)	9.76%				05/2029	22,829	22,884	0.6	22,829
IQN Holding Corp. +	One stop	SF +	5.25%	(i)	9.77%				05/2028	88	87	—	88
Island Bidco AB+(8)(9)(17)(26)	One stop	E +	7.25%	(c)(d)	2.58%	cash/	7.25%	PIK	07/2028	10,193	10,483	0.3	10,193
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(i)(j)	7.78%	cash/	3.50%	PIK	07/2028	4,832	4,845	0.1	4,832
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	3,566	3,551	0.1	3,566
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.91%				10/2026	10,538	10,531	0.3	10,327
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.91%				10/2026	2,431	2,418	0.1	2,383
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.91%				10/2026	769	762	—	754
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.91%				04/2026	100	100	—	98
Kaseya Inc.^+	One stop	SF +	5.50%	(i)	10.09%				06/2029	23,448	23,634	0.6	23,448
Kaseya Inc.+	One stop	SF +	5.50%	(i)	10.09%				06/2029	271	267	—	271
Kaseya Inc.+	One stop	SF +	5.50%	(i)	9.83%				06/2029	136	134	—	136
Kaseya Inc.+	One stop	SF +	5.50%	(i)	10.09%				06/2029	86	83	—	86
LeadsOnline, LLC^+	One stop	SF +	4.75%	(i)	9.34%				02/2028	13,016	13,175	0.3	13,016
LeadsOnline, LLC+	One stop	SF +	4.75%	(i)	9.34%				02/2028	2,297	2,325	0.1	2,297
LeadsOnline, LLC+	One stop	SF +	4.75%	(i)	9.08%				02/2028	666	664	—	666
LeadsOnline, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.83%				12/2031	17,692	17,708	0.4	17,515
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	(27)
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				12/2031	—	(108)	—	(107)
LogicMonitor, Inc.+	One stop	SF +	5.50%	(i)	9.99%				11/2031	53,749	53,419	1.3	53,413
LogicMonitor, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(41)	—	(42)
Matrix42 Holding GMBH+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				01/2030	9,411	10,421	0.2	9,411
Matrix42 Holding GMBH+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				12/2029	1,425	1,484	—	1,425
Matrix42 Holding GMBH+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				01/2030	734	765	—	734
Matrix42 Holding GMBH+(5)(8)(9)(13)	One stop	E +	6.25%		N/A(6)				01/2030	—	(1)	—	—
Matrix42 Holding GMBH+(8)(13)	One stop	SF +	6.25%		N/A(6)				01/2028	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.50%	(c)	8.49%				11/2031	$15,231	$15,315	0.4%	$15,003
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.50%	(i)	10.02%				11/2031	11,017	10,854	0.3	10,852
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.50%	(c)	8.49%				11/2030	469	432	—	422
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.50%	(c)	8.49%				11/2031	123	89	—	87
Mindbody, Inc.+	One stop	SF +	7.00%	(i)	11.74%				09/2025	61,966	62,128	1.6	61,966
Mindbody, Inc.+	One stop	SF +	7.00%	(i)	11.74%				09/2025	2,134	2,134	0.1	2,134
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				09/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.96%				12/2028	30,991	30,881	0.8	30,370
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.96%				12/2028	2,915	2,918	0.1	2,858
Ministry Brands Holdings LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(4)	—	(6)
Navex TopCo, Inc.+	One stop	SF +	5.50%	(h)	9.88%				11/2030	5,369	5,460	0.1	5,369
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)	Senior secured	SF +	7.00%	(h)	11.57%				04/2025	160	147	—	80
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(5)(8)(9)(14)	One stop	E +	5.75%		N/A(6)				11/2029	—	(25)	—	—
Panzura, LLC+(26)	One stop	N/A			4.00%	cash/	13.00%	PIK	08/2027	122	111	—	108
Personify, Inc.+	One stop	SF +	4.75%	(h)	9.11%				09/2028	18,624	18,532	0.5	18,530
Personify, Inc.*+	One stop	SF +	4.75%	(i)	9.08%				09/2028	13,818	13,736	0.3	13,750
Personify, Inc.*	One stop	SF +	4.75%	(i)	9.08%				09/2028	9,783	9,723	0.2	9,734
Personify, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				09/2028	—	(3)	—	—
Pineapple German Bidco GMBH+(8)(19)	One stop	SF +	3.25%	(i)	7.64%				01/2031	14,999	14,850	0.4	14,699
Pineapple German Bidco GMBH+(8)(9)(19)	One stop	E +	5.50%	(c)	8.34%				01/2031	4,664	4,517	0.1	4,338
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	1,013	1,048	—	1,005
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	312	318	—	309
Pineapple German Bidco GMBH+(8)(19)	One stop	SF +	3.25%	(i)	7.64%				01/2031	76	75	—	76
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	69	71	—	69
PING Identity Holding Corp.+	One stop	SF +	4.75%	(i)	9.08%				10/2029	15,099	15,062	0.4	15,099
PING Identity Holding Corp.+(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(26)	One stop	SF +	7.50%	(i)	12.01%	PIK			08/2029	6,156	5,934	0.2	6,032
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.51%	cash/	1.50%	PIK	08/2029	3,989	3,878	0.1	3,909
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	9.01%	cash/	1.50%	PIK	08/2029	1,995	1,995	—	1,955
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(20)
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(50)
ProcessUnity Holdings, LLC^+	One stop	SF +	6.50%	(i)	11.01%				09/2028	6,014	6,025	0.1	6,014
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(i)	11.10%				09/2028	4,240	4,218	0.1	4,240
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	11.01%				09/2028	2,864	2,843	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	11.01%				09/2028	1,203	1,199	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%		N/A(6)				09/2028	—	—	—	—
QAD, Inc.+	One stop	SF +	4.75%	(h)	9.11%				11/2027	43,151	43,727	1.1	43,151
QAD, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.79%				06/2029	7,388	7,324	0.2	7,388
Quant Buyer, Inc.*	One stop	SF +	5.25%	(i)	9.76%				06/2029	4,350	4,333	0.1	4,350
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.76%				06/2029	3,007	2,976	0.1	3,007
Quant Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.77%				06/2029	60	56	—	60
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(49)	—	—
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.30%	(f)	8.20%	cash/	2.80%	PIK	07/2029	19,529	19,155	0.5	19,137
Rainforest Bidco Limited+(8)(10)(26)	One stop	SF +	6.30%	(g)	7.81%	cash/	2.80%	PIK	07/2029	3,688	3,663	0.1	3,614
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	7.30%	(f)	8.70%	cash/	3.30%	PIK	07/2029	2,036	1,991	0.1	2,036
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.30%	(f)	8.20%	cash/	2.80%	PIK	07/2029	1,435	1,395	—	1,407
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC*+	One stop	SF +	5.00%	(i)	9.48%				12/2028	$45,519	$45,985	1.1%	$44,494
Riskonnect Parent, LLC+	One stop	SF +	5.00%	(i)	9.48%				12/2028	2,136	2,153	0.1	2,087
Riskonnect Parent, LLC+	One stop	SF +	5.25%	(i)	9.58%				12/2028	821	814	—	804
Riskonnect Parent, LLC+	One stop	SF +	5.25%	(i)	9.58%				12/2028	578	569	—	566
Riskonnect Parent, LLC+(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(5)	—	(18)
Riskonnect Parent, LLC+(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(9)	—	(21)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(h)	10.61%				05/2027	13,056	12,960	0.3	12,959
Rodeo Buyer Company & Absorb Software Inc.^+	One stop	SF +	6.25%	(h)	10.71%				05/2027	7,616	7,605	0.2	7,578
Rodeo Buyer Company & Absorb Software Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.^+	One stop	SF +	6.00%	(i)	10.52%				08/2029	9,585	9,541	0.2	9,585
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(2)	—	—
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	8.68%				07/2029	47,324	47,199	1.2	47,324
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	8.97%				07/2029	3,867	3,981	0.1	3,877
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	9.00%				07/2029	1,425	1,490	—	1,429
Sonatype, Inc.^+	One stop	SF +	5.50%	(h)	10.01%				01/2028	69,460	69,597	1.7	69,460
Sonatype, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2028	—	—	—	—
Spartan Buyer Acquisition Co.^*+(26)	One stop	SF +	7.50%	(j)	11.24%	cash/	1.00%	PIK	06/2027	44,704	44,541	1.1	44,258
Spartan Buyer Acquisition Co.+(26)	One stop	SF +	7.50%	(j)	11.24%	cash/	1.00%	PIK	06/2027	2,850	2,819	0.1	2,822
Spartan Buyer Acquisition Co.+(5)(26)	One stop	P +	6.50%	(a)	13.00%	cash/	1.00%	PIK	06/2027	2	(2)	—	(2)
Telesoft Holdings LLC^*+	One stop	SF +	5.75%	(h)	10.21%				12/2026	21,130	21,370	0.5	21,130
Telesoft Holdings LLC+	One stop	SF +	6.25%	(h)	10.71%				12/2026	1,429	1,444	—	1,429
Telesoft Holdings LLC+	One stop	SF +	5.75%	(h)	10.19%				12/2026	79	78	—	79
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(h)	10.46%				07/2028	4,800	4,780	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC*+(26)	Senior secured	SF +	5.50%	(i)	8.93%	cash/	1.00%	PIK	06/2027	4,182	4,175	0.1	3,681
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.93%	cash/	1.00%	PIK	06/2027	1,105	1,105	—	972
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.93%	cash/	1.00%	PIK	06/2027	693	693	—	610
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.93%	cash/	1.00%	PIK	06/2027	520	520	—	458
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.93%	cash/	1.00%	PIK	06/2027	191	191	—	168
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.93%	cash/	1.00%	PIK	06/2027	43	43	—	32
Togetherwork Holdings, LLC*	One stop	SF +	5.00%	(h)	9.36%				05/2031	27,902	27,858	0.7	27,902
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(h)	9.36%				05/2031	699	666	—	699
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(16)	—	—
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%	(i)	11.58%				01/2031	5,405	5,498	0.1	5,405
Transform Bidco Limited+(8)(9)(10)	One stop	A +	7.00%	(e)	11.44%				01/2031	3,771	3,937	0.1	3,771
Transform Bidco Limited+(8)(9)(10)	One stop	SN +	7.00%	(f)	11.70%				01/2031	595	602	—	595
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%	(h)	11.52%				06/2030	34	33	—	34
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(83)	—	—
Vantage Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.25%	(c)	5.85%	cash/	3.13%	PIK	04/2031	8,138	8,388	0.2	8,057
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(14)	—	(9)
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.75%	(d)	8.58%				07/2031	6,855	7,154	0.2	6,855
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.75%		N/A(6)				07/2031	—	—	—	—
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.29%				09/2027	27,307	26,881	0.6	25,941
Vendavo, Inc.+	One stop	SF +	5.75%	(i)(j)	10.17%				09/2027	1,805	1,785	—	1,680
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.28%				09/2027	995	991	—	946
Viper Bidco, Inc.+	One stop	SF +	5.00%	(i)	9.52%				11/2031	38,177	37,989	0.9	37,986
Viper Bidco, Inc.+(8)(9)	One stop	SN +	5.00%	(f)	9.70%				11/2031	17,492	17,512	0.4	17,405
Viper Bidco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(19)	—	(19)
Viper Bidco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(24)	—	(24)
WebPT, Inc.+	One stop	SF +	6.25%	(i)	10.86%				01/2028	931	923	—	912
Zendesk, Inc.^+	One stop	SF +	5.00%	(i)	9.33%				11/2028	28,577	28,475	0.7	28,577

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zendesk, Inc.+(5)	One stop	SF +	5.00%	N/A(6)	11/2028	$—	$(1)	—%	$—
Zendesk, Inc.+(5)	One stop	SF +	5.00%	N/A(6)	11/2028	—	(32)	—	—
						2,187,832	2,186,147	54.2	2,176,686

Specialty Retail
Ave Holdings III, Corp*	One stop	SF +	5.25%	(j)	9.75%				02/2028	23,361	23,134	0.6	23,361
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	9.75%				02/2028	6,093	6,197	0.2	6,093
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	9.75%				02/2028	800	799	—	800
Ave Holdings III, Corp+(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(2)	—	—
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(i)	9.08%				02/2031	20,155	19,971	0.5	19,954
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	(2)
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(46)	—	(47)
Cavender Stores L.P.*	Senior secured	SF +	5.00%	(i)	9.33%				10/2029	5,445	5,405	0.2	5,445
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	35,408	37,937	0.9	35,408
Consilio Midco Limited*(8)(10)	One stop	SF +	5.75%	(i)	10.23%				05/2028	15,645	15,616	0.4	15,645
Consilio Midco Limited*(8)(10)	One stop	SF +	5.75%	(i)	10.23%				05/2028	15,547	15,602	0.4	15,547
Consilio Midco Limited*(8)(10)	One stop	SF +	5.75%	(i)	10.23%				05/2028	2,926	2,906	0.1	2,926
Consilio Midco Limited*(8)(10)	One stop	SF +	5.75%	(i)	10.23%				05/2028	1,946	1,938	0.1	1,946
Consilio Midco Limited*+(8)(10)	One stop	SF +	5.75%	(i)	10.23%				05/2028	995	985	—	995
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.83%				05/2028	891	862	—	881
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	464	484	—	464
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	206	214	—	206
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.83%				05/2028	187	184	—	185
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(i)	10.23%				05/2028	136	135	—	136
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	121	127	—	121
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	118	123	—	118
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	106	111	—	106
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	83	86	—	83
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.97%				05/2028	55	57	—	55
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	—	—	—
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	9.11%				06/2031	13,529	13,404	0.4	13,529
CVP Holdco, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(13)	—	—
CVP Holdco, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				06/2031	—	(17)	—	—
Cycle Gear, Inc.+	One stop	SF +	6.75%	(i)	11.41%				01/2026	46,529	46,379	1.2	46,063
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(i)	9.08%				12/2030	11,685	11,627	0.3	11,626
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(i)	9.08%				12/2030	139	132	—	132
PetVet Care Centers LLC*+	One stop	SF +	6.00%	(h)	10.36%				11/2030	4,728	4,765	0.1	4,491
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(2)	—	(4)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	—
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(i)	10.26%				08/2029	14,154	14,079	0.4	14,154
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			14.75%	PIK			08/2030	9,265	9,331	0.2	9,451
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	1,862	1,830	—	1,862
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	430	425	—	430
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	79	78	—	79
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	78	74	—	78
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	—
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(64)	—	—
Radiance Borrower, LLC+(26)	One stop	SF +	5.75%	(h)	7.36%	cash/	2.75%	PIK	06/2031	21,656	21,508	0.5	21,656
Radiance Borrower, LLC+	One stop	SF +	5.25%	(h)	9.61%				06/2031	410	394	—	410
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	5,243	5,247	0.1	5,243
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	3,150	3,121	0.1	3,150
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	1,671	1,655	—	1,671
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	817	794	—	817

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	$608	$603	—%	$608
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	539	537	—	539
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	423	386	—	423
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	349	347	—	349
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	342	341	—	342
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	271	269	—	271
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	169	168	—	169
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	155	154	—	155
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	155	153	—	155
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	113	113	—	113
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	105	104	—	105
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	86	86	—	86
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	79	78	—	79
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	40	38	—	40
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	23	20	—	23
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(6)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^+(8)	One stop	SF +	5.25%	(i)	9.58%				12/2029	29,435	29,171	0.7	29,435
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(9)	One stop	CA +	5.25%	(l)	8.42%				12/2029	7,541	7,918	0.2	7,541
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)	One stop	SF +	5.25%	(i)	9.58%				12/2028	571	564	—	571
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(9)	One stop	CA +	5.25%	(l)	8.42%				12/2028	30	30	—	30
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)(8)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(56)	—	—
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	9.49%	cash/	2.50%	PIK	10/2026	38,880	38,313	0.8	33,436
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	9.49%	cash/	2.50%	PIK	10/2026	2,820	2,751	0.1	2,425
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(h)(i)	9.36%	cash/	2.50%	PIK	10/2026	357	334	—	243
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.22%				03/2028	8,449	9,946	0.2	8,449
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.22%				03/2028	8,266	9,237	0.2	8,266
VSG Acquisition Corp. and Sherrill, Inc.*	One stop	SF +	6.00%	(h)	10.47%				04/2028	12,082	11,888	0.3	11,840
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	6.00%	(h)	10.47%				04/2028	2,090	2,060	0.1	2,048
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	6.00%	(h)	10.47%				04/2028	1,613	1,564	—	1,581
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	6.00%	(h)	10.47%				04/2028	26	20	—	22
										381,730	384,688	9.3	374,608

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	$2,347	$2,326	0.1%	$2,183
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	1,170	1,159	0.1	1,088
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	1,027	1,019	—	956
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	9,952	9,923	0.3	9,952
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	3,999	3,987	0.1	3,999
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	2,058	2,053	0.1	2,058
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	683	681	—	683
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	312	312	—	312
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	299	298	—	299
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	116	112	—	116
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.25%	(i)	10.84%	cash/	1.00%	PIK	09/2025	4	4	—	4
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.98%				11/2026	9,185	9,123	0.2	9,207
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.98%				11/2026	6,359	6,315	0.2	6,374
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.98%				11/2026	984	978	—	987
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.98%				11/2026	884	878	—	886
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.98%				11/2026	620	616	—	622
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.98%				11/2026	2	—	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	11.17%				07/2029	1,299	1,299	—	1,299
Shoes For Crews Global, LLC+(26)	Senior secured	SF +	7.00%	(h)	6.67%	cash/	5.00%	PIK	07/2029	727	701	—	727
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	11.17%				07/2029	420	420	—	420
Shoes For Crews Global, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				07/2029	—	(32)	—	—
										42,447	42,172	1.1	42,174
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.+	One stop	SF +	7.00%	(i)	11.74%				06/2028	20,073	19,833	0.5	18,667
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(i)	10.99%				06/2028	20,821	20,425	0.5	19,364
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.50%	(i)	11.24%				06/2028	6,181	6,037	0.1	5,809
Marcone Yellowstone Buyer Inc.+	One stop	SF +	6.25%	(i)	10.99%				06/2028	2,548	2,461	0.1	2,370
Marcone Yellowstone Buyer Inc.+	One stop	SF +	7.00%	(i)	11.74%				06/2028	6,669	6,417	0.2	6,203
										56,292	55,173	1.4	52,413
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(i)	9.49%				06/2027	24,409	24,245	0.6	24,409
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(i)	9.49%				06/2027	18,727	18,679	0.5	18,727
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.49%				06/2027	1,182	1,173	—	1,182
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.26%				06/2027	384	327	—	384
Vessco Midco Holdings, LLC*	One stop	SF +	4.75%	(h)(j)	9.43%				07/2031	22,500	22,289	0.6	22,500
Vessco Midco Holdings, LLC+	One stop	SF +	4.75%	(j)	9.04%				07/2031	1,975	1,940	—	1,975
Vessco Midco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(23)	—	—
										69,177	68,630	1.7	69,177
Total non-controlled/non-affiliate company debt investments										8,062,247	8,050,759	198.1	7,960,073

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		02/2023	N/A	93	$948	—%	$815
Tronair Parent, Inc.+	LLC units	N/A	N/A		07/2021	N/A	—	40	—	65
								988	—	880
Air Freight & Logistics
RJW Group Holdings, Inc.+	LP units	N/A	N/A		11/2024	N/A	4,370	4,370	0.1	4,370

Auto Components
Arnott, LLC+	LP units	N/A	N/A		12/2024	N/A	—	350	—	350
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	—
								664	—	350
Automobiles
CAP-KSI Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	645	645	—	674
CAP-KSI Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	645	—	—	27
CG Group Holdings, LLC+	LP units	N/A	N/A		07/2021	N/A	1	983	—	804
Go Car Wash Parent, Corp.+(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	3,342	0.1	3,269
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	LP units	N/A	N/A		11/2020	N/A	—	499	—	619
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	—	34	—	39
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		07/2022	N/A	1	103	—	121
POY Holdings, LLC+	LLC units	N/A	N/A		11/2022	N/A	446	820	—	971
Quick Quack Car Wash Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,217
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		06/2024	N/A	215	215	—	236
Yorkshire Parent, Inc.+	LP units	N/A	N/A		12/2023	N/A	—	544	—	600
								8,823	0.2	8,577
Biotechnology
Cobepa BlueSky Aggregator, SCSp+	LP units	N/A	N/A		10/2023	N/A	4	40	—	42
Cobepa BlueSky Aggregator, SCSp+(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	54	—	53
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	575
								1,993	—	670
Building Products
BECO Holding Company, Inc.+(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	18,523	0.5	18,741
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	971
								19,741	0.5	19,712
Chemicals
Inhance Technologies Holdings, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	12	7,283	0.1	4,927
Inhance Technologies Holdings, LLC+	LLC units	N/A	N/A		07/2018	N/A	—	124	—	—
								7,407	0.1	4,927
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A		10/2021	N/A	773	836	—	1,037
FR Vision Holdings, Inc.+	LP units	N/A	N/A		01/2024	N/A	—	461	—	568
Franchise Brands plc+(8)(9)(10)(25)	Common stock	N/A	N/A		04/2023	N/A	51	115	—	102
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		07/2021	N/A	516	637	—	988
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		12/2021	N/A	16	$1,787	0.1%	$2,017
Radwell Parent, LLC+	LP units	N/A	N/A		03/2022	N/A	4	477	—	423
								4,313	0.1	5,135
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A		04/2022	N/A	217	209	—	365

Diversified Consumer Services
CHHJ Midco, LLC+(24)	LLC units	N/A	N/A		01/2021	N/A	27	311	—	452
CHVAC Services Investment, LLC+	Common stock	N/A	N/A		05/2024	N/A	105	267	—	429
DP Flores Holdings, LLC+	LLC units	N/A	N/A		09/2022	N/A	106	98	—	132
EMS LINQ, LLC+	LP interest	N/A	N/A		12/2021	N/A	761	758	—	758
EWC Growth Partners LLC+	LLC interest	N/A	N/A		03/2020	N/A	—	12	—	—
HS Spa Holdings, Inc.+	Common stock	N/A	N/A		05/2022	N/A	729	732	—	731
Liminex, Inc.+	Common stock	N/A	N/A		11/2020	N/A	17	633	—	737
NSG Buyer, Inc. +(8)	LP units	N/A	N/A		11/2022	N/A	3	2,992	0.1	4,064
PADI Holdco, Inc.+	LLC interest	N/A	N/A		07/2017	N/A	1	987	0.1	1,147
Project Alpha Intermediate Holdings, Inc.+(24)	Preferred stock	N/A	9.00%	Non-Cash	08/2016	N/A	—	1,188	0.1	1,684
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A		08/2016	N/A	202	329	—	883
Virginia Green Acquisition, LLC+	LP units	N/A	N/A		12/2023	N/A	397	407	—	461
								8,714	0.3	11,478
Electrical Equipment
Wildcat TopCo, Inc.+	LP units	N/A	N/A		12/2024	N/A	503	503	—	503

Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A		03/2014	N/A	—	372	—	2
Inventus Power, Inc.+	LLC units	N/A	N/A		04/2018	N/A	—	88	—	276
Inventus Power, Inc.+	LP interest	N/A	N/A		05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A		03/2014	N/A	—	—	—	—
								480	—	339

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	$217	—%	$271
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	—	1,391
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	5,813
Ruby Slipper Cafe LLC, The+	LLC units	N/A	N/A	06/2024	N/A	3	47	—	49
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	159
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	48
							6,430	0.2	7,791
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	107	195	—	302
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	6	14	—	16
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	01/2022	N/A	4	9	—	11
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	06/2022	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	2	4	—	6
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	05/2023	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	04/2024	N/A	21	73	—	69
Kodiak Cakes, LLC+	Common stock	N/A	N/A	06/2021	N/A	—	557	—	875
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	307
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	31	—	38
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	274
Purfoods, LLC+	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	5,758
							2,892	0.2	7,701
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	06/2019	N/A	—	98	—	109
Blue River Pet Care, LLC+	Common stock	N/A	N/A	08/2019	N/A	—	734	—	814
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	12/2020	N/A	—	499	—	698
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	—	557	—	640
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	8	483	0.1	992
JHC Investment Intermediate Holdings, LLC+	LLC units	N/A	N/A	03/2024	N/A	5,293	—	—	562
							2,371	0.1	3,815

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$1,472
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.1	4,733
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		05/2021	N/A	889	1,023	0.1	3,020
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,120	0.1	1,299
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		03/2021	N/A	180	192	—	173
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	645
DCA Investment Holding, LLC(7)(24)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	659	—	714
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	749	—	427
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	79	—	113
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	11	4	—	—
Encorevet Group LLC+	Preferred stock	N/A	N/A		05/2024	N/A	3	261	—	101
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		05/2019	N/A	239	324	—	640
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	681
NDX Parent, LLC+	Common stock	N/A	N/A		06/2021	N/A	—	278	—	7
NDX Parent, LLC+	Preferred stock	N/A	N/A		01/2023	N/A	84	88	—	64
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	Common stock	N/A	N/A		05/2021	N/A	—	410	—	297
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	—	884
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	638
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A	N/A		05/2021	N/A	257	310	—	399
Radiology Partners, Inc.+	LLC units	N/A	N/A		02/2018	N/A	11	68	—	85
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	336
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	—	249	—	579
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		11/2021	N/A	8	727	—	517
								11,337	0.4	17,824

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC units	N/A			N/A		05/2024	N/A	446	$449	—%	$469
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	335
Connexin Software, Inc.+	LLC units	N/A			N/A		02/2024	N/A	12	16	—	27
HSI Halo Acquisition, Inc.+(24)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	109	—	239
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		10/2019	N/A	—	14	—	27
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	15	19,516	0.5	19,766
Symplr Software, Inc.+(24)	Preferred stock	SF +	10.50%	(i)	14.83%	Non-Cash	11/2018	N/A	3	5,774	0.2	6,953
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,450	0.1	2,623
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,478	—	1,534
Symplr Software, Inc.+	LLC units	N/A			N/A		09/2021	N/A	—	161	—	190
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	219	237	—	1,090
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		07/2022	N/A	348	2,824	0.1	3,477
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	541
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	18
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	11
										34,297	0.9	37,300
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A			N/A		09/2017	N/A	5	603	—	556
Freddy's Frozen Custard LLC+	LP interest	N/A			N/A		03/2021	N/A	287	384	—	787
Harri US LLC+	LLC units	N/A			N/A		02/2022	N/A	119	892	—	775
Harri US LLC+	Preferred stock	N/A			N/A		10/2021	N/A	102	649	—	642
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	34	171	—	214
Harri US LLC+	Preferred stock	N/A			N/A		10/2023	N/A	96	1,141	0.1	1,426
Harri US LLC+	Warrant	N/A			N/A		03/2024	N/A	9	69	—	139
LMP TR Holdings, LLC	LLC units	N/A			N/A		05/2013	N/A	712	712	0.1	1,620
PB Group Holdings, LLC+	LP units	N/A			N/A		08/2024	N/A	383	886	—	983
SSRG Holdings, LLC+	LP interest	N/A			N/A		11/2019	N/A	46	604	—	580
										6,111	0.2	7,722
Insurance
Accession Risk Management Group, Inc.+(24)	Preferred stock	N/A			13.25%	Non-Cash	08/2023	N/A	9	10,325	0.3	10,326
Majesco+(24)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	548	—	625
Majesco+	LP interest	N/A			N/A		09/2020	N/A	97	94	—	399
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		11/2023	N/A	20	404	—	407
										11,371	0.3	11,757
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	25	26,215	0.6	22,574
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	15	15,735	0.3	13,550
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2022	N/A	11	11,050	0.2	8,836
Revalize, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	4	4,285	0.1	3,365
										57,285	1.2	48,325
IT Services
Appriss Health Intermediate Holdings, Inc+(24)	Preferred stock	N/A			11.00%	Non-Cash	05/2021	N/A	3	3,781	0.1	4,011
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		02/2020	N/A	804	2,398	0.2	7,518
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		10/2020	N/A	211	931	—	1,972
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		07/2021	N/A	48	407	—	452

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	$779	0.1%	$2,412
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	187
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	509	2,933	0.1	2,924
Kentik Technologies, Inc.+	Warrant	N/A	N/A		11/2024	N/A	—	3	—	3
Netwrix Corporation+	LLC units	N/A	N/A		06/2022	N/A	7	19	—	18
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,016	—	1,482
Saturn Borrower Inc.+	LP units	N/A	N/A		09/2020	N/A	485	418	—	331
								13,064	0.5	21,310
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,798
Movement Holdings, LLC+	LLC units	N/A	N/A		03/2024	N/A	—	152	—	124
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	82	141	—	100
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	56	96	—	69
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	47	78	—	55
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	41	70	—	49
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	18	29	—	21
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	2	2	—	2
								778	0.1	2,218
Life Sciences Tools & Services
Celerion Buyer, Inc.+(24)	LP units	N/A	N/A		11/2022	N/A	1,302	1,096	—	891
Celerion Buyer, Inc.+	LP units	N/A	N/A		11/2022	N/A	1,302	188	—	1,326
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	0.1	1,767
PAS Parent Inc.+	Preferred stock	N/A	N/A		03/2023	N/A	2	267	—	319
Reaction Biology Corporation+	LLC units	N/A	N/A		03/2022	N/A	—	321	—	—
								3,523	0.1	4,303
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,632	0.1	1,755
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	260
								1,856	0.1	2,015
Paper & Forest Products
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	8	667	—	689
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	689
Pharmaceuticals
Amalthea Parent, Inc.+(8)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	285
Cobalt Buyer Sub, Inc.+(24)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	16,523	0.4	17,647
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	276
Cobalt Buyer Sub, Inc.+	Common stock	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	LP interest	N/A	N/A		12/2024	N/A	3,372	3,372	0.1	3,372
								20,748	0.5	21,580

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,660	0.1%	$1,692
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	566
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.1	4,377
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	542
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	256
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,354
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,189
										8,371	0.3	10,976
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		01/2018	N/A	73	595	—	1,332
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	260
										869	—	1,592
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	357

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	0.1	1,558
Aras Corporation+(24)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,003	0.1	2,205
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	427	446	—	694
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	547
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	558
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	63
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	7,336
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	0.1	1,222
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	0	—	0
CB Buyer, Inc.+	LP units	N/A			N/A		07/2024	N/A	258	258	—	332
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,168
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	0.1	1,360
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	921
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	1,051
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	431	610	—	844
Diligent Corporation+(24)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	31,027	0.8	32,529
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	0.1	2,434
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	305	661	—	334
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	46,278	1.2	48,310
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	5,911	0.1	6,003
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	0.1	1,255
GS Acquisitionco, Inc.+(24)	Preferred stock	SF +	10.50%	(i)	14.83%	Non-Cash	08/2023	N/A	—	124	—	126
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		07/2022	N/A	73	91	—	161
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	812
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	307	—	200
Kaseya Inc.+(24)	Preferred stock	SF +	10.75%	(i)	15.08%	Non-Cash	06/2022	N/A	5	5,974	0.2	5,972
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	252	—	287
LogicMonitor, Inc.+	LP interest	N/A			N/A		12/2024	N/A	250	250	—	250

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	799	$774	—%	$702
mParticle, Inc.+	Preferred stock	N/A			N/A		09/2021	N/A	227	1,429	—	1,110
mParticle, Inc.+	Warrant	N/A			N/A		08/2020	N/A	120	143	—	395
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	17
Onit, Inc.+(24)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	123	—	134
Onit, Inc.+	Warrant	N/A			N/A		02/2023	N/A	—	14	—	18
Panzura, LLC+	LLC units	N/A			N/A		09/2023	N/A	2	6	—	2
Personify, Inc.+	LP interest	N/A			N/A		09/2018	N/A	879	1,396	0.1	2,243
Pluralsight, LLC+	LLC units	N/A			N/A		08/2024	N/A	1,988	3,663	0.1	4,294
QAD, Inc.+(24)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	1	1,272	—	1,228
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	0
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	169
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		07/2023	N/A	—	27	—	32
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	33,331	0.8	33,024
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,412	0.1	1,553
Riskonnect Parent, LLC+(24)	Preferred stock	SF +	10.50%	(i)	14.83%	Non-Cash	07/2022	N/A	—	955	—	966
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	52	—	54
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,028	0.1	2,047
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	527
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	591
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	134
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	122
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	106
Togetherwork Holdings, LLC+	Preferred stock	N/A			N/A		07/2024	N/A	307	1,342	—	1,405
Zendesk, Inc.+	LP units	N/A			N/A		11/2022	N/A	63	708	—	623
										158,839	4.4	171,028
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	15	$18,773	0.5%	$18,477
Ave Holdings III, Corp+	LP units	N/A	N/A		02/2022	N/A	2	1,737	—	592
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		07/2016	N/A	10	1,287	0.1	1,399
Cycle Gear, Inc.+	LLC units	N/A	N/A		02/2016	N/A	2,002	481	—	257
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		01/2023	N/A	75	75	—	150
Metal Supermarkets US Buyer, LLC+(8)(12)	Preferred stock	N/A	N/A		12/2024	N/A	3	347	—	347
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC units	N/A	N/A		12/2024	N/A	1	—	—	—
Pet Holdings ULC+(8)(12)(24)	LP interest	N/A	N/A		04/2015	N/A	677	383	—	602
Salon Lofts Group, LLC+	LP units	N/A	N/A		08/2022	N/A	—	129	—	100
Southern Veterinary Partners, LLC+(24)	LLC units	N/A	10.00%	Non-Cash	12/2024	N/A	5	995	0.2	4,912
Southern Veterinary Partners, LLC+(24)	LLC units	N/A	10.00%	Non-Cash	12/2024	N/A	—	233	—	408
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	51	81	—	259
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	4	16	—	22
Southern Veterinary Partners, LLC+(24)	LLC units	N/A	10.00%	Non-Cash	12/2024	N/A	—	10	—	48
Southern Veterinary Partners, LLC+(24)	LLC units	N/A	10.00%	Non-Cash	12/2024	N/A	—	3	—	4
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	—	—	—	2
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		04/2022	N/A	—	57	—	68
								24,607	0.8	27,647
Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A		11/2015	N/A	20	239	—	394
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		06/2021	N/A	56	265	—	103
Shoes For Crews Global, LLC+	LLC units	N/A	N/A		06/2024	N/A	2	1,083	—	1,147
								1,587	—	1,646

Total non-controlled/non-affiliate company equity investments								425,795	11.6	464,902

Total non-controlled/non-affiliate company investments								8,476,554	209.7	8,424,975

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(28)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(26)	One stop	SF +	1.00%	(i)	5.33%	PIK			06/2026	$7,291	$7,071	0.1%	$4,594
Abita Brewing Co., L.L.C.+(7)(26)	Second lien	SF +	8.00%	(i)	12.33%	PIK			06/2026	4,990	3,724	—	449
Abita Brewing Co., L.L.C.+(26)	One stop	SF +	1.00%	(i)(j)	5.41%	PIK			06/2026	1,509	1,508	0.1	1,267
										13,790	12,303	0.2	6,310
Energy, Equipment & Services
Benetech, Inc.+(7)(26)	One stop	SF +	6.00%	(i)	10.48%	PIK			08/2026	4,772	3,623	0.1	1,909
Benetech, Inc.+(7)(26)	One stop	SF +	6.00%	(i)	10.48%	PIK			08/2026	1,160	836	—	177
										5,932	4,459	0.1	2,086
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+(26)	One stop	SF +	6.00%	(i)	5.66%	cash/	5.00%	PIK	11/2029	2,741	2,741	0.1	2,741
G & H Wire Company, Inc.+	One stop	SF +	6.00%		N/A(6)				11/2029	—	—	—	—
										2,741	2,741	0.1	2,741
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.73%				06/2026	12,815	12,762	0.3	12,815
Bayside Opco, LLC+(26)	Subordinated debt	SF +	10.00%	(i)	14.48%	PIK			06/2026	5,236	4,869	0.1	5,236
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.73%				06/2026	4,533	4,420	0.1	4,533
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(26)	One stop	SF +	5.25%	(i)	9.73%	PIK			09/2025	17,103	13,030	0.1	5,302
Elite Dental Partners LLC+(7)(26)	One stop	SF +	12.00%	(i)	16.48%	PIK			09/2025	10,176	7,225	0.1	4,274
Elite Dental Partners LLC+(26)	One stop	SF +	5.25%	(i)	9.73%	PIK			09/2025	1,844	1,844	0.1	1,844
Opening Day Borrower 111 LLC+	One stop	SF +	6.25%	(i)	11.02%				05/2027	723	723	—	723
SPF Borrower LLC+(26)	One stop	SF +	6.25%	(i)	8.73%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+	One stop	SF +	9.50%	(i)	13.98%				02/2028	8,333	8,333	0.2	8,333
SPF Borrower LLC+	One stop	SF +	6.25%		N/A(6)				02/2028	—	—	—	—
										76,954	69,397	1.4	59,251
Multiline Retail
Fleet Farm Group, LLC+	Senior secured	SF +	5.50%		N/A(6)					—	—	—	—

Software
Switchfly LLC+(26)	One stop	N/A			1.00%	PIK			10/2026	1,418	1,418	—	1,276

Specialty Retail
Imperial Optical Midco Inc.+	One stop	SF +	1.00%	(i)	5.33%				06/2029	45,064	41,019	1.0	41,458
Imperial Optical Midco Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(226)
Imperial Optical Midco Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(1,202)
										45,064	41,019	1.0	40,030

Total non-controlled/affiliate company debt investments										145,899	131,337	2.8	111,694

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	LLC units	N/A	N/A	11/2024	N/A	159	3,810	0.1	3,943

Healthcare Providers & Services
Bayside Opco, LLC+	LLC units	N/A	N/A	05/2023	N/A	6	2,592	0.2	8,812
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	Preferred stock	N/A	N/A	09/2024	N/A	181	21,172	0.6	21,813
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A	04/2023	N/A	181	7,837	0.1	3,822
SPF Borrower LLC+	LLC units	N/A	N/A	02/2024	N/A	—	9,347	0.3	13,817
							45,100	1.2	48,264

Multiline Retail
Fleet Farm Group, LLC	LLC units	N/A	N/A	12/2024	N/A	129	23,874	0.6	24,070

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	—	815
Switchfly LLC+	Preferred stock	N/A	N/A	09/2024	N/A	7,275	5,375	0.2	5,692
Switchfly LLC+	LLC units	N/A	N/A	03/2022	N/A	950	950	—	585
							8,646	0.2	7,092
Specialty Retail
Imperial Optical Midco Inc.+	LLC units	N/A	N/A	06/2024	N/A	189	53,763	1.3	52,956

Total non-controlled/affiliate company equity investments							135,193	3.4	136,325

Total non-controlled/affiliate company investments							266,530	6.2	248,019

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(29)
Debt investments
IT Services
MMan Acquisition Co.+(26)	One stop	N/A	8.00%	PIK		03/2026	$2,012	$2,012	0.1%	$1,851
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,106	1,106	—	1,106
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,188	1,188	—	1,188
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	344	344	—	344
Total controlled affiliate company debt investments							4,650	4,650	0.1	4,489

Equity investments(22)(23)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,832	0.2	7,748

Total controlled affiliate equity investments								7,832	0.2	7,748

Total controlled affiliate company investments								12,482	0.3	12,237

Total investments								8,755,566	216.2	8,685,231

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.34%	(30)				$55,102	1.4%	$55,102
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.35%	(30)				18	—	18
Morgan Stanley US Dollar Liquidity Fund Institutional Distributing Share Class (CUSIP L64887109)			4.54%	(30)				37,116	0.9	37,116
Allspring Government Money Market Fund Select Share Class (CUSIP 949921126)			4.42%	(30)				9,694	0.2	9,694
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			4.31%	(30)				51,284	1.3	51,284
Total money market funds								153,214	3.8	153,214
Total investments and money market funds								$8,908,780	220.0%	$8,838,445

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022 Debt Securitization (as defined in “Note 7. Borrowings”).
*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2024 Debt Securitization (as defined in “Note 7. Borrowings”).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in “Note 7. Borrowings”).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of December 31, 2024, as the loan could have priced or repriced based on an index rate prior to December 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.85% as of December 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.71% as of December 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of December 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.42% as of December 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.70% as of December 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.49% as of December 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.33% as of December 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.31% as of December 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of December 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 3.31% as of December 31, 2024.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 3.15% as of December 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024.
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
(6)The entire commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2024, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 12.9% of the Company's total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates”.
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
(21)The headquarters of this portfolio company is located in Jersey.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)
(22) Equity investments are non-income producing securities unless otherwise noted.
(23) Ownership of certain equity investments occurs through a holding company or partnership.
(24) The Company holds an equity investment that is income producing.
(25) The fair value of this investment was valued using Level 1 inputs. See “Note 6. Fair Value Measurements”.
(26) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2024.
(27) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(28) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of December 31, 2024	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,000	$2,169	$(1,442)	$(417)	$—	$6,310	$19
Bayside Opco, LLC	29,127	285	(40)	2,024	—	31,396	826
Benetech, Inc.	1,793	161	(245)	377	—	2,086	8
Elite Dental Partners LLC	11,696	880	(834)	(322)	—	11,420	48
Fleet Farm Group LLC	—	23,874	—	196	—	24,070	9
G & H Wire Company, Inc	—	6,551	—	133	—	6,684	29
Imperial Optical Midco Inc.	93,864	226	—	(1,104)	—	92,986	879
Opening Day Borrower 111 LLC	24,936	722	—	700	—	26,358	16
SPF Borrower LLC	36,653	83	(83)	1,688	—	38,341	763
Switchfly LLC	7,313	708	—	347	—	8,368	9
Total Non-Controlled Affiliates	$211,382	$35,659	$(2,644)	$3,622	$—	$248,019	$2,606

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
(29) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2024 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of December 31, 2024	Interest, dividend and fee income
MMan Acquisition Co.	$12,205	$118	$—	$(86)	$—	$12,237	$126
Total Controlled Affiliates	$12,205	$118	$—	$(86)	$—	$12,237	$126

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(30) The rate shown is the annualized seven-day yield as of December 31, 2024.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in “Note 7. Borrowings”).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in “Note 7. Borrowings”).
~	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2021 Debt Securitization (as defined in “Note 7. Borrowings”).
^	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022 Debt Securitization (as defined in “Note 7. Borrowings”).
&	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022-2 Debt Securitization (as defined in “Note 7. Borrowings”).
<	Denotes that all or a portion of the loan collateralizes the GBDC 3 DB Credit Facility (as defined in “Note 7. Borrowings”).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in “Note 7. Borrowings”).
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
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates”.
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
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 6 Fair Value Measurements”.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Entity Name	Abbreviation
Golub Capital BDC CLO III Depositor LLC	(“2018 CLO Depositor”)
Golub Capital BDC CLO III LLC[1]	(“2018 Issuer”)[1]
Golub Capital BDC Holdings, LLC	(“BDC Holdings”)
GCIC Holdings LLC	(“GCIC Holdings”)
GCIC CLO II Depositor LLC[2]	(“GCIC 2018 CLO Depositor”)[2]
GCIC CLO II LLC[3]	(“GCIC 2018 Issuer”)[3]
Golub Capital BDC CLO 8 Depositor LLC[2]	("BDC CLO 8 Depositor")[2]
Golub Capital BDC CLO 8 LLC[3]	(“2024 Issuer”)[3]
GCIC Funding LLC	(“GCIC Funding”)
GBDC Holdings Coinvest, Inc.
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.
GCIC Quick Quack Coinvest LLC
GBDC Quick Quack Coinvest LLC
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC	(“GBDC 3 Funding”)
Golub Capital BDC 3 CLO 1 Depositor LLC	(“GBDC 3 2021 CLO Depositor”)
Golub Capital BDC 3 CLO 1 LLC[1]	(“GBDC 3 2021 Issuer”)[1]
Golub Capital BDC 3 ABS 2022-1 Depositor LLC	(“GBDC 3 2022 ABS 2022-1 Depositor”)
Golub Capital BDC 3 ABS 2022-1 LLC	(“GBDC 3 2022 Issuer”)
Golub Capital BDC 3 CLO 2 Depositor LLC	(“GBDC 3 2022 CLO 2 Depositor”)
Golub Capital BDC 3 CLO 2 LLC	(“GBDC 3 2022-2 Issuer”)
GBDC 3 Holdings Coinvest, Inc.
GBDC 3 Quick Quack Coinvest LLC

1.Prior to November 18, 2024, the date of each entity’s dissolution.
2.GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”) was renamed to Golub Capital BDC CLO 8 Depositor LLC (“BDC CLO 8 Depositor”) effective November 18, 2024.
3.GCIC CLO II LLC (“GCIC 2018 Issuer”) was renamed to Golub Capital BDC CLO 8 LLC (“2024 Issuer”) effective November 18, 2024.
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, Funding II, GCIC Holdings, GBDC 3 Holdings, GBDC 3 Funding, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer, 2024 Issuer and, prior to November 18, 2024, GCIC 2018 Issuer, 2018 Issuer and GBDC 3 2021 Issuer, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).
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
Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest expense” in the Company’s Consolidated Statement of Operations. The fair value of the interest rate swaps is included as a component of “Net unrealized appreciation on derivatives” and “Net unrealized depreciation on derivatives” on the Company's Consolidated Statements of Financial Condition. Refer to Note 5 for more information regarding the interest rate swaps.
Revenue recognition:
Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $12,759 and $2,878, respectively. For the three months ended December 31, 2024 and 2023, interest income included $6,255 and $5,301, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
December 31, 2024 and 2023, investment income included $11,016 and $11,799, respectively, of PIK interest and the Company capitalized PIK interest of $13,211 and $13,715, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2024 and 2023, fee income included $94 and $35 from non-recurring prepayment premiums, respectively. Other income is recorded into income when earned.
For the three months ended December 31, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $201,367 and $148,481, respectively.
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
For the three months ended December 31, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $7,264 and $4,251, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2024 the Company received $1,824 of cash payments of accrued and capitalized preferred dividends. For the three months ended December 31, 2023, the Company received no cash payments of accrued and capitalized preferred dividends.
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
For the three months ended December 31, 2024 and 2023, the Company recorded dividend income received in cash of $1,223 and $124, respectively, and return of capital distributions received in cash of $235 and $693, respectively.
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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $43,353 and $93,204 as of December 31, 2024 and September 30, 2024, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. The total fair value of non-accrual preferred equity securities was $714 as of December 31, 2024. There were no preferred equity securities on non-accrual status as of September 30, 2024.

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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2024 and 2023 was $5,686 and $1,628, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475. For the three months ended December 31, 2023, the Company recorded $500 for U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2024. The Company's tax returns for the 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended December 31, 2024 and 2023, the Company did not record any U.S. income taxes.
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
Equity Distribution Agreement: On October 6, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, Golub Capital LLC and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company could offer and sell shares from time to time through, or to, the Placement Agents, or to it. Sales of the shares, if any, could be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents will receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. On December 4, 2024, the Company entered into the first amendment to the 2023 Equity Distribution Agreement, to modify certain settlement mechanics and to clarify the periods under which the Company can request the Placement Agents to sell shares. The other material terms of the 2023 Equity Distribution Agreement were unchanged. During the three months ended December 31, 2023, the Company terminated the equity distribution agreement entered into on May 28, 2021 by and among the Company, the Investment Adviser, Golub Capital LLC and SMBC Nikko Securities America, Inc. (the “2021 Equity Distribution Agreement”). During the three months ended December 31, 2024 and 2023, the Company did not issue any shares of common stock under the 2021 or 2023 Equity Distribution Agreements.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and September 30, 2024, the Company had deferred debt issuance costs of $28,694 and $25,361, respectively.
These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2024 and 2023 was $2,645 and $2,109, respectively.
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in other assets on the Consolidated Statements of Financial Condition.
Recent Accounting Updates: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.
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
Note 3. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on January 16, 2024. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. The Investment Advisory Agreement was entered into and effective as of June 3, 2024, the closing of the GBDC 3 Merger. On August 3, 2023, the Board approved, and the Company entered into, the Prior Investment Advisory Agreement with the Investment Adviser, effective as of July 1, 2023, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).
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
The Investment Adviser serves as collateral manager under the 2018 Collateral Management Agreement (as described in “Note 7. Borrowings”), the GCIC 2018 Collateral Management Agreement (as described in “Note 7. Borrowings”), the 2021 Collateral Management Agreement (as described in “Note 7. Borrowings”), the 2022 Collateral Management Agreement (as described in “Note 7. Borrowings”) and the 2022-2 Collateral Management Agreement (as described in “Note 7. Borrowings”). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.
The base management fee incurred for the three months ended December 31, 2024 and 2023 was $21,581 and $13,956, respectively.
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
For the three months ended December 31, 2024 and 2023, the Income Incentive Fee incurred was $18,058 and $21,285, respectively.
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
For the three months ended December 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2024 and 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both December 31, 2024 and September 30, 2024, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.
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
Included in accounts payable and other liabilities is $2,902 and $2,840 as of December 31, 2024 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the three months ended December 31, 2024 and 2023 were $2,658 and $2,018, respectively.
As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $1,722 and $2,658, respectively, for expenses paid on behalf of the Company by the Administrator.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2024 permits the Company to borrow a maximum of $200,000 and expires on June 15, 2025. As of September 30, 2023, the Company was permitted to borrow a maximum of $100,000 under the Adviser Revolver. Refer to Note 7 for discussion of the Adviser Revolver.
Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, an unsecured revolving credit facility with the Investment Adviser (“GBDC 3 Adviser Revolver”) that had a credit limit of $100,000. The GBDC 3 Adviser Revolver was terminated on June 11, 2024.
On June 3, 2024, the Company completed its acquisition of GBDC 3. Refer to Note 1 for more information regarding the GBDC 3 Merger.
Note 4. Investments
Investments as of December 31, 2024 and September 30, 2024 consisted of the following:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$481,445	$481,012	$476,601	$510,503	$506,178	$502,386
One stop	7,670,400	7,646,607	7,543,323	7,271,543	7,216,368	7,110,258
Second lien	29,621	28,069	25,086	18,430	17,125	14,054
Subordinated debt	31,330	31,058	31,246	30,410	29,943	30,175
Equity	N/A	568,820	608,975	N/A	533,299	578,538
Total	$8,212,796	$8,755,566	$8,685,231	$7,830,886	$8,302,913	$8,235,411

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

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$1,640,965	18.7%	$1,502,136	18.1%
Midwest	1,386,094	15.8	1,391,538	16.8
West	1,309,131	15.0	1,133,878	13.7
Southeast	1,694,324	19.4	1,638,221	19.7
Southwest	1,114,761	12.7	1,041,814	12.5
Northeast	737,414	8.4	713,024	8.6
Canada	169,995	1.9	182,002	2.2
United Kingdom	327,130	3.7	395,769	4.8
Australia	20,042	0.2	20,909	0.2
Luxembourg	65,364	0.8	58,328	0.7
Netherlands	96,172	1.1	95,950	1.2
Finland	79,360	0.9	52,670	0.6
Sweden	33,708	0.4	33,243	0.4
Israel	855	0.0 *	855	0.0 *
Denmark	4,862	0.1	4,860	0.1
Germany	57,508	0.7	19,896	0.2
France	17,881	0.2	17,820	0.2
Jersey	—	—	—	—
Total	$8,755,566	100.0%	$8,302,913	100.0%

Fair Value:
United States
Mid-Atlantic	$1,652,333	19.0%	$1,506,726	18.3%
Midwest	1,367,958	15.8	1,352,353	16.4
West	1,309,619	15.1	1,130,497	13.7
Southeast	1,675,140	19.3	1,634,599	19.8
Southwest	1,101,557	12.7	1,020,950	12.4
Northeast	739,290	8.5	713,123	8.7
Canada	160,542	1.8	178,003	2.2
United Kingdom	315,881	3.6	395,840	4.8
Australia	17,281	0.2	20,113	0.2
Luxembourg	64,141	0.7	57,439	0.7
Netherlands	89,822	1.0	89,708	1.1
Finland	78,994	0.9	56,608	0.7
Sweden	33,317	0.4	34,709	0.4
Israel	1,051	0.0 *	1,008	0.0 *
Denmark	4,906	0.1	4,896	0.1
Germany	56,186	0.7	20,493	0.3
France	17,272	0.2	18,346	0.2
Jersey(1)	(59)	0.0 *	—	—
Total	$8,685,231	100.0%	$8,235,411	100.0%
* Represents an amount less than 0.1%
(1) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2024 and September 30, 2024 were as follows:

	As of December 31, 2024			As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$39,728	0.5%		$39,344	0.5%
Air Freight & Logistics	49,832	0.6		—	—
Airlines	8,795	0.1		8,808	0.1
Auto Components	53,724	0.6		48,377	0.6
Automobiles	394,333	4.5		390,804	4.7
Banks	11,334	0.1		2,094	0.0	*
Beverages	83,853	1.0		82,478	1.0
Biotechnology	1,993	0.0	*	1,993	0.0	*
Building Products	61,226	0.7		60,815	0.7
Capital Markets	2,549	0.0	*	2,557	0.0	*
Chemicals	132,846	1.5		133,436	1.6
Commercial Services & Supplies	208,307	2.4		198,252	2.4
Communications Equipment	16,522	0.2		16,519	0.2
Construction & Engineering	4,031	0.0	*	4,042	0.1
Containers & Packaging	102,850	1.2		102,694	1.3
Diversified Consumer Services	431,133	4.9		391,054	4.7
Diversified Financial Services	105,118	1.2		90,456	1.1
Diversified Telecommunication Services	1,523	0.0	*	1,521	0.0	*
Electrical Equipment	25,092	0.3		1,406	0.0	*
Electronic Equipment, Instruments & Components	33,571	0.4		33,600	0.4
Energy Equipment & Services	4,459	0.1		4,543	0.1
Food & Staples Retailing	22,127	0.3		21,957	0.3
Food Products	222,737	2.5		260,340	3.1
Healthcare Equipment & Supplies	306,845	3.5		270,891	3.3
Healthcare Providers & Services	591,573	6.8		559,659	6.7
Healthcare Technology	396,118	4.5		315,628	3.8
Hotels, Restaurants & Leisure	273,832	3.1		271,416	3.3
Household Products	8,627	0.1		8,636	0.1
Industrial Conglomerates	85,141	1.0		72,399	0.9
Insurance	494,536	5.6		460,242	5.5
Internet & Direct Marketing Retail	103,795	1.2		103,829	1.3
IT Services	282,263	3.2		294,569	3.5
Leisure Products	69,730	0.8		69,755	0.8
Life Sciences Tools & Services	138,640	1.6		115,691	1.4
Machinery	30,481	0.3		30,586	0.4
Marine	34,936	0.4		35,033	0.4
Media	13,796	0.2		13,883	0.2
Multiline Retail	23,874	0.3		43,416	0.5
Oil, Gas & Consumable Fuels	7,063	0.1		85,736	1.0
Paper & Forest Products	18,768	0.2		18,771	0.2
Personal Products	36,510	0.4		36,460	0.4
Pharmaceuticals	319,069	3.6		257,011	3.1
Professional Services	221,818	2.5		217,009	2.6
Real Estate Management & Development	212,038	2.4		211,484	2.6
Road & Rail	41,741	0.5		41,776	0.5
Software	2,355,050	26.9		2,229,206	26.9
Specialty Retail	504,077	5.8		476,296	5.7
Textiles, Apparel & Luxury Goods	43,759	0.5		43,892	0.5
Trading Companies & Distributors	55,173	0.6		55,166	0.7
Water Utilities	68,630	0.8		67,383	0.8
Total	$8,755,566	100.0%		$8,302,913	100.0%
* * Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024			As of September 30, 2024
Fair Value:
Aerospace & Defense	$40,480	0.5%		$40,073	0.5%
Air Freight & Logistics	49,822	0.6		—	—
Airlines	8,725	0.1		8,547	0.1
Auto Components	52,044	0.6		45,376	0.6
Automobiles	394,689	4.5		389,281	4.7
Banks	11,314	0.1		2,076	0.0	*
Beverages	78,046	0.9		76,785	0.9
Biotechnology	670	0.0	*	764	0.0	*
Building Products	60,605	0.7		59,962	0.7
Capital Markets	2,533	0.0	*	2,540	0.0	*
Chemicals	120,414	1.4		119,535	1.5
Commercial Services & Supplies	209,584	2.4		198,921	2.4
Communications Equipment	16,375	0.2		16,494	0.2
Construction & Engineering	4,040	0.0	*	4,050	0.0	*
Containers & Packaging	102,853	1.2		101,467	1.2
Diversified Consumer Services	425,406	4.9		385,797	4.7
Diversified Financial Services	104,672	1.2		90,588	1.1
Diversified Telecommunication Services	1,529	0.0	*	1,529	0.0	*
Electrical Equipment	25,104	0.3		1,425	0.0	*
Electronic Equipment, Instruments & Components	34,315	0.4		34,420	0.4
Energy Equipment & Services	2,086	0.0	*	1,793	0.0	*
Food & Staples Retailing	22,538	0.3		22,811	0.3
Food Products	222,936	2.6		258,812	3.1
Healthcare Equipment & Supplies	306,511	3.5		264,737	3.2
Healthcare Providers & Services	578,754	6.7		545,927	6.6
Healthcare Technology	399,226	4.6		317,594	3.9
Hotels, Restaurants & Leisure	275,734	3.2		271,656	3.3
Household Products	8,625	0.1		8,636	0.1
Industrial Conglomerates	84,302	1.0		72,439	0.9
Insurance	490,900	5.7		458,447	5.6
Internet & Direct Marketing Retail	90,907	1.1		108,880	1.3
IT Services	289,358	3.3		302,581	3.7
Leisure Products	71,488	0.8		71,152	0.9
Life Sciences Tools & Services	134,484	1.5		113,608	1.4
Machinery	29,902	0.3		29,750	0.4
Marine	34,780	0.4		34,517	0.4
Media	13,626	0.2		13,717	0.2
Multiline Retail	24,070	0.3		31,866	0.4
Oil, Gas & Consumable Fuels	7,135	0.1		85,689	1.0
Paper & Forest Products	18,736	0.2		18,727	0.2
Personal Products	29,573	0.3		32,813	0.4
Pharmaceuticals	314,814	3.6		254,314	3.1
Professional Services	224,972	2.6		218,402	2.7
Real Estate Management & Development	208,695	2.4		211,343	2.6
Road & Rail	41,126	0.5		41,172	0.5
Software	2,356,082	27.1		2,229,502	27.1
Specialty Retail	495,241	5.7		473,726	5.8
Textiles, Apparel & Luxury Goods	43,820	0.5		43,633	0.5
Trading Companies & Distributors	52,413	0.6		50,288	0.6
Water Utilities	69,177	0.8		67,249	0.8
Total	$8,685,231	100.0%		$8,235,411	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of December 31, 2024 and September 30, 2024 were as follows:

As of December 31, 2024
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€7,900	EUR	8,682	USD	2/5/2025	$489	$—
Macquarie Bank Limited		€26,000	EUR	31,803	USD	2/27/2025	4,787	—
Macquarie Bank Limited		£5,600	GBP	7,321	USD	3/17/2025	317	—
Macquarie Bank Limited		£13,945	GBP	19,149	USD	3/31/2025	1,698	—
Macquarie Bank Limited		$7,000	CAD	5,386	USD	7/18/2025	473	—
Macquarie Bank Limited		£8,750	GBP	10,667	USD	7/21/2025	—	(255)
Macquarie Bank Limited		€20,700	EUR	22,363	USD	7/21/2025	692	—
Macquarie Bank Limited		€10,100	EUR	10,918	USD	7/21/2025	344	—
Macquarie Bank Limited		€16,100	EUR	17,902	USD	7/30/2025	1,025	—
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	233	—
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	473	—
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	1,873	—
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	949	—
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	527	—
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	245	—
							$14,125	$(255)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$1,213	$—
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	1,303	—
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	295	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	356	—
							$3,167	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	$1,225	$—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	390	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	732	—
Macquarie Bank Limited	€7,900	EUR	$8,682	USD	2/5/2025	—	(152)
Macquarie Bank Limited	€26,000	EUR	$31,803	USD	2/27/2025	2,654	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	—	(152)
Macquarie Bank Limited	£13,945	GBP	$19,149	USD	3/31/2025	522	—
Macquarie Bank Limited	$7,000	CAD	$5,386	USD	7/18/2025	172	—
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(964)
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(894)
Macquarie Bank Limited	€10,100	EUR	$10,918	USD	7/21/2025	—	(430)
Macquarie Bank Limited	€16,100	EUR	$17,902	USD	7/30/2025	—	(209)
Macquarie Bank Limited	€3,900	EUR	$4,371	USD	1/30/2026	—	(45)
Macquarie Bank Limited	£21,900	GBP	$27,811	USD	2/2/2026	—	(1,244)
Macquarie Bank Limited	€35,000	EUR	$39,008	USD	2/5/2026	—	(618)
Macquarie Bank Limited	$26,100	AUD	$17,179	USD	2/5/2026	—	(761)
						$5,695	$(5,469)

SMBC Capital Markets, Inc.	€22,000	EUR	$24,594	USD	1/20/2026	$—	$(387)
SMBC Capital Markets, Inc.	€23,750	EUR	$26,543	USD	1/20/2026	—	(425)
SMBC Capital Markets, Inc.	$7,400	CAD	$5,533	USD	2/2/2026	—	(4)
SMBC Capital Markets, Inc.	£21,900	GBP	$27,811	USD	2/5/2026	—	(1,406)
						$—	$(2,222)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended December 31, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$1,206	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$21,927	$(5,715)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2024	2023
Forward currency contracts	$350,520	$183,226
Interest Rate Swaps
In connection with the 2028 Notes (as defined in “Note 7. Borrowings”), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 3.327% on the first $225,000 of the 2028 Notes and (ii) receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 2.835% on the second $225,000 of the 2028 Notes. The Company designated these interest rate swaps and the 2028 Notes as a qualifying fair value hedge accounting relationship. See “Note 7. Borrowings” for more information on the 2028 Notes.
In connection with the 2029 Notes (as defined in “Note 7. Borrowings”), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 6.248% and pays a floating interest rate of one-month SOFR plus 2.444% on the first $600,000 of the 2029 Notes and (ii) receives a fixed interest rate of 5.881% and pays a floating interest rate of three-month SOFR plus 2.012% on the second $150,000 of the 2029 Notes. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See “Note 7. Borrowings” for more information on the 2029 Notes.
As of December 31, 2024, the counterparties to the Company’s interest rate swap agreements were SMBC and Macquarie Bank Limited.
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net loss related to the fair value hedge was $4,662 for the three months ended December 31, 2024. The net gain related to the fair value hedge was $301 for the three months ended December 31, 2023. The net gain /(loss) related to the fair value hedge is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net gain /(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024	2023
Hedging Instruments (Interest rate swaps)	$(38,943)	$3,266
Hedged items	34,281	(2,965)
Fair market value adjustments for hedge accounting recognized in interest expense	$(4,662)	$301

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The outstanding interest rate swap contracts as of December 31, 2024 and September 30, 2024 were as follows:

As of December 31, 2024
Counterparty	Notional Amount	Maturity Date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	$225,000	11/5/2028	$—	$(1,267)
SMBC Capital Markets, Inc.	225,000	11/5/2028	2,691	—
SMBC Capital Markets, Inc.	600,000	6/15/2029	—	(7,497)
			$2,691	$(8,764)
Macquarie Bank Limited	150,000	6/15/2029	—	(1,384)
			$—	$(1,384)

As of September 30, 2024
Counterparty	Notional Amount	Maturity Date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	$225,000	11/5/2028	$8,925	$—
SMBC Capital Markets, Inc.	225,000	11/5/2028	13,298	—
SMBC Capital Markets, Inc.	600,000	6/15/2029	9,263	—
			$31,486	$—
The table below presents the carrying value of the 2028 and 2029 Notes as of December 31, 2024 and September 30, 2024 that is designated in a qualifying hedging relationship and the related hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of December 31, 2024		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$447,495	$1,285	$460,642	$14,675
2029 Notes	736,377	(8,678)	606,271	12,213
Offsetting Derivatives
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of December 31, 2024 and September 30, 2024, there was $11,430 and $650 of collateral pledged which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2024 and September 30, 2024.

As of December 31, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$14,125	$(1,639)	$12,486	$—	$12,486
SMBC Capital Markets, Inc.	Net unrealized depreciation on derivatives	5,858	(8,764)	(2,906)	2,906	—

As of September 30, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$5,695	$(5,469)	$226	$—	$226
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	31,486	(2,222)	29,264	—	29,264
(1)The actual collateral pledged could be more than the amount shown due to over collateralization.
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2024 and September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2024 and September 30, 2024:

As of December 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,076,256	$8,076,256
Equity investments(1)	102	—	608,873	608,975
Money market funds(1)(2)	153,214	—	—	153,214
Forward currency contracts	—	17,292	—	17,292
Interest rate swaps	—	2,691	—	2,691
Total assets, at fair value:	$153,316	$19,983	$8,685,129	$8,858,428
Liabilities, at fair value:
Forward currency contracts	$—	$(255)	$—	$(255)
Interest rate swaps	—	(10,148)	—	(10,148)
Total liabilities, at fair value:	$—	$(10,403)	$—	$(10,403)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,656,873	$7,656,873
Equity investments(1)	118	—	578,420	578,538
Money market funds(1)(2)	213,101	—	—	213,101
Forward currency contracts	—	5,695		5,695
Interest rate swaps		31,486		31,486
Total assets, at fair value:	$213,219	$37,181	$8,235,293	$8,485,693
Liabilities at fair value:
Forward currency contracts	$—	$(7,691)	$—	$(7,691)
Total liabilities, at fair value:	$—	$(7,691)	$—	$(7,691)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2024 and 2023 was $37,262 and $11,373, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2024 and 2023:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	48,673	(5,044)	43,629
Net translation of investments in foreign currencies	(46,421)	(23)	(46,444)
Realized gain (loss) on investments	(25,589)	233	(25,356)
Realized gain (loss) on translation of investments in foreign currencies	(2,722)	—	(2,722)
Fundings of (proceeds from) revolving loans, net	2,169	—	2,169
Fundings of investments	871,564	37,950	909,514
PIK interest and non-cash dividends	13,211	7,264	20,475
Proceeds from non-cash dividends	—	(1,824)	(1,824)
Proceeds from principal payments and sales of portfolio investments	(442,071)	(8,103)	(450,174)
Accretion of discounts and amortization of premiums	569	—	569
Fair value, end of period	$8,076,256	$608,873	$8,685,129

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	(8,002)	(1,302)	(9,304)
Net translation of investments in foreign currencies	19,491	7	19,498
Realized gain (loss) on investments	58	851	909
Realized gain (loss) on translation of investments in foreign currencies	1	—	1
Funding of (proceeds from) revolving loans, net	235	—	235
Fundings of investments	70,461	2,781	73,242
PIK interest and non-cash dividends	13,715	4,251	17,966
Proceeds from principal payments and sales of portfolio investments	(176,449)	(2,962)	(179,411)
Accretion of discounts and amortization of premiums	3,673	—	3,673
Fair value, end of period	$5,142,366	$300,956	$5,443,322

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and September 30, 2024.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$476,601	Yield analysis	Market interest rate	6.5% - 14.0% (9.5%)
		Market comparable companies	EBITDA multiples	2.6x - 20.0x (13.1x)
One stop loans(3)(4)	$7,490,751	Yield analysis	Market interest rate	3.8% - 20.0% (9.6%)
		Market comparable companies	EBITDA multiples	3.3x - 55.2x (16.3x)
			Revenue multiples	1.4x - 18.0x (8.2x)
	52,572	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)(6)	$56,332	Yield analysis	Market interest rate	8.8% - 17.5% (12.1%)
		Market comparable companies	EBITDA multiples	4.5x - 24.0x (15.4x)
			Revenue multiples	6.5x
Equity(7)	$608,873	Market comparable companies	EBITDA multiples	4.5x - 55.2x (18.2x)
			Revenue multiples	1.1x - 18.0x (8.2x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$2,916 of loans at fair value were valued using the market comparable companies approach only.
(3)$95,694 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,386,539 and $1,104,212 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)$5,685 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $56,286 and $46 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively.
(7)The Company valued $531,141 and $77,732 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$502,386	Yield analysis	Market interest rate	6.5% - 20.3% (10.5%)
		Market comparable companies	EBITDA multiples	1.5x - 24.0x (12.3x)
One stop loans(3)(4)	$7,057,577	Yield analysis	Market interest rate	4.3% - 21.0% (9.9%)
		Market comparable companies	EBITDA multiples	2.8x - 53.2x (16.0x)
			Revenue multiples	1.0x - 18.0x (7.9x)
	52,681	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$44,229	Yield analysis	Market interest rate	10.0% - 15.5% (13.3%)
		Market comparable companies	EBITDA multiples	5.5x - 24.0x (16.0x)
Equity(6)	$578,420	Market comparable companies	EBITDA multiples	5.5x - 53.2x (18.2x)
			Revenue multiples	1.2x - 18.0x (8.1x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$2,807 of loans at fair value were valued using the market comparable companies approach only.
(3)$64,786 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,036,312 and $1,021,265 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)$435 of loans at fair value were valued using the market comparable companies approach only.
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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (as defined in “Note 7. Borrowings”) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and September 30, 2024.

	As of December 31, 2024		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$4,919,258	$4,901,113	$4,624,791	$4,591,161

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2024, the Company’s asset coverage for borrowed amounts was 180.8%.
2024 Debt Securitization: On November 18, 2024, the Company completed a $2,200,500 term debt securitization (the “2024 Debt Securitization”). The notes offered in the 2024 Debt Securitization were issued by the 2024 Issuer and are backed by a diversified portfolio of senior secured loans. The transaction was executed through a private placement of $1,192,400 of Aaa/AAA Class A-1R Senior Secured Floating Rate Notes due 2036 (the “Class A-1R 2024 Notes”), which bear interest at three-month SOFR plus 1.56%; $171,600 of AAA Class A-2RR Senior Secured Floating Rate Notes due 2036, which bear interest at three-month SOFR plus 1.75% (the “Class A-2RR 2024 Notes”); $165,000 of AA Class B-R Senior Secured Floating Rate Notes, which bear interest at three-month SOFR plus 1.70% (the “Class B-R Notes”); $154,000 of A Class C-R Senior Secured Floating Rate Notes, which bear interest at three-month SOFR plus 2.10%; and $517,500 of Subordinated Notes which do not bear interest (the “Subordinated Notes” and together with the Secured Notes, the “2024 Notes”). The Company indirectly retained all of the Class B-R, Class C-R and Subordinated Notes.
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the December 31, 2024 Consolidated Statement of Financial Condition as debt of the company. As of December 31, 2024, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of December 31, 2024, there were 114 portfolio companies with a total fair value of $2,147,119 securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of December 31, 2024 based on the last interest rate reset was 4.5%.

For the three months ended December 31, 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

Three months ended December 31,
2024
Stated interest expense	$10,212
Amortization of debt issuance costs	112
Total interest and other debt financing expenses	$10,324
Cash paid for interest expense	$—
Annualized average stated interest rate	6.2%
Average outstanding balance	$652,348

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

Description	Class A-1R 2024 Notes	Class A-2RR 2024 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$1,192,400	$171,600
Fitch Rating	“AAA”	“NR”
S&P Rating	“AAA”	“AAA”
Interest Rate	SOFR + 1.56%	SOFR + 1.75%

2018 Debt Securitization: On November 16, 2018, the Company completed a $602,400 term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of the 2018 CLO Depositor, and were backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement which, through November 18, 2024, consisted of approximately $327,000 of AAA/AAA Class A 2018 Notes, which bore interest at three-month LIBOR plus 1.48%; $61,200 of AA Class B 2018 Notes, which bore interest at three-month LIBOR plus 2.10%; $20,000 of A Class C-1 2018 Notes, which bore interest at three-month LIBOR plus 2.80%; $38,800 of A Class C-2 2018 Notes, which bore interest at three-month LIBOR plus 2.65%; $42,000 of BBB- Class D 2018 Notes, which bore interest at three-month LIBOR plus 2.95%; and $113,400 of Subordinated 2018 Notes which did not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2024, the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.
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
On November 18, 2024, in connection with the 2024 Debt Securitization, the 2018 Issuer redeemed the outstanding 2018 Notes pursuant to the terms of the indenture governing the 2018 Notes. Following such redemption, the agreements which governed the 2018 Debt Securitization were terminated. The 2018 Notes would have otherwise matured on January 20, 2031.
As of September 30, 2024, there were 44 portfolio companies with a total fair value of $351,446 securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$1,839	$7,096
Amortization of debt issuance costs	—	2
Total interest and other debt financing expenses	$1,839	$7,098
Cash paid for interest expense	$5,152	$7,185
Annualized average stated interest rate	7.1%	7.4%
Average outstanding balance	$102,681	$379,974
GCIC 2018 Debt Securitization: Effective September 16, 2019, the Company assumed, as a result of the GCIC Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and were secured by a diversified portfolio of senior secured and second lien loans. Through November 18, 2024, the GCIC 2018 Debt Securitization consisted of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. On December 21, 2020, the Company and the GCIC 2018 Issuer amended the GCIC 2018 Debt Securitization to, among other things, (a) refinance the issued Class A-2 GCIC 2018 Notes issued by the GCIC 2018 Issuer by redeeming in full the $38,500 of Class A-2 GCIC 2018 Notes and issuing new Class A-2-R GCIC 2018 Notes in an aggregate principal amount of $38,500 that bore interest at a rate of 2.498%, which is a decrease from the rate of 4.665% of the Class A-2 GCIC 2018 Notes and (b) provide for a non-called period, during which the Class A-2-R GCIC 2018 Notes cannot be redeemed, from December 21, 2020 to but excluding June 21, 2021. The Class A-1, Class A-2-R and Class B-1 GCIC 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2024, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.
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
On November 18, 2024, in connection with the 2024 Debt Securitization, the GCIC 2018 Issuer redeemed the outstanding GCIC 2018 Notes pursuant to the terms of the indenture governing such GCIC 2018 Notes. Following such redemption, the agreements that governed the GCIC 2018 Debt Securitization were terminated. The GCIC 2018 Notes would have otherwise matured on January 20, 2031, and the Subordinated GCIC 2018 Notes would have otherwise matured on December 13, 2118.
As of September 30, 2024, there were 58 portfolio companies with a total fair value of $524,168 securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GCIC 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$1,682	$8,627
Accretion of discounts on notes issued	—	—
Amortization of debt issuance costs	—	—
Total interest and other debt financing expenses	$1,682	$8,627
Cash paid for interest expense	$4,861	$8,855
Annualized average stated interest rate	6.1%	6.9%
Average outstanding balance	$109,509	$496,297
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
GBDC 3 2021 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $398,850 term debt securitization (the “GBDC 3 2021 Debt Securitization”). The GBDC 3 2021 Debt Securitization was originally completed on March 11, 2021. The GBDC 3 2021 Notes were issued by the GBDC 3 2021 Issuer and were backed by a diversified portfolio of senior secured and second lien loans. Through November 18, 2024, the GBDC 3 2021 Notes offered in the GBDC 3 2021 Debt Securitization consisted of $224,000 of AAA Class A GBDC 3 2021 Notes, which bore interest at the three-month SOFR plus 1.60%; $28,000 of AA Class B GBDC 3 2021 Notes, which bore interest at the three-month SOFR plus 1.85%; $36,000 of A Class C-1 GBDC 3 2021 Notes, which bore interest at the three-month SOFR plus 2.80%; $10,000 A Class C-2 GBDC 3 2021 Notes, which bore interest at 3.91%; up to $28,000 of BBB- Class D GBDC 3 2021 Notes, which were unfunded on the closing date of the GBDC 3 2021 Debt Securitization and which, if funded, would bear interest at the three-month SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D GBDC 3 2021 Notes, together with the Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes and the Class C-2 GBDC 3 2021 Notes are referred to as the “Secured GBDC 3 2021 Notes”); and approximately $100,850 of Subordinated GBDC 3 2021 Notes, which did not bear interest. The Class A GBDC 3 2021 Notes, the Class B GBDC 3 2021 Notes, the Class C-1 GBDC 3 2021 Notes, and the Class C-2 GBDC 3 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2021 Issuer indirectly retained all of the Class D GBDC 3 2021 Notes and Subordinated GBDC 3 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.
Through April 15, 2025, the GBDC 3 2021 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2021 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2021 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2021 Debt Securitization.
On November 18, 2024, in connection with the 2024 Debt Securitization, the GBDC 3 2021 Issuer redeemed the outstanding GBDC 3 2021 Notes pursuant to the terms of the indenture governing such GBDC 3 2021 Notes. Following such redemption, the agreements which governed the GBDC 3 2021 Debt Securitization were terminated. The redemption of the GBDC 3 2021 Notes resulted in a realized loss on the extinguishment of debt of $48 for the three months ended December 31, 2024, which represented the unamortized discount on the GBDC 3 2021 Notes

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
assumed as a result on the GBDC 3 Merger, at termination. The Secured GBDC 3 2021 Notes would have otherwise matured on April 15, 2033 and the Subordinated GBDC 3 2021 Notes would have otherwise matured in 2121.
As of September 30, 2024, there were 81 portfolio companies with total fair value of $395,682 securing the GBDC 3 2021 Notes. The pool of loans in the GBDC 3 2021 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the GBDC 3 2021 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$2,694	$—
Amortization of debt issuance costs	—	—
Total interest expense	$2,694	$—
Cash paid for interest expense	$7,355	$—
Annualized average stated interest rate	6.9%	N/A
Average outstanding balance	$155,478	$—
GBDC 3 2022 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $401,750 asset-backed securitization (the “GBDC 3 2022 Debt Securitization”). The GBDC 3 2022 Debt Securitization was originally completed on January 25, 2022. The notes offered in the GBDC 3 2022 Debt Securitization were issued by the GBDC 3 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the GBDC 3 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured GBDC 3 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated GBDC 3 2022 Notes” and, together with the Secured GBDC 3 2022 Notes, the “GBDC 3 2022 Notes”). The Secured GBDC 3 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2022 Issuer indirectly retained all of the Subordinated GBDC 3 2022 Notes, and the Subordinated GBDC 3 2022 Notes were eliminated in consolidation. The Secured GBDC 3 2022 Notes are included in the December 31, 2024 and September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.
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
As of December 31, 2024 and September 30, 2024, there were 52 and 55 portfolio companies, respectively, with a total fair value of $346,859 and $377,755, respectively, securing the GBDC 3 2022 Debt Securitization. The pool of loans in the GBDC 3 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the GBDC 3 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of December 31, 2024 based on the last interest rate reset was 4.6%.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$3,504	$—
Amortization of debt issuance costs	—	—
Total interest expense	$3,504	$—
Cash paid for interest expense	$4,360	$—
Annualized average stated interest rate	7.5%	N/A
Average outstanding balance	$185,870	$—
As of December 31, 2024, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the GBDC 3 2022 Debt Securitization was as follows:

Description	Secured GBDC 3 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$232,513
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%
GBDC 3 2022-2 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $386,600 term debt securitization (the “GBDC 3 2022-2 Debt Securitization”). The GBDC 3 2022-2 Debt Securitization was originally completed on December 14, 2022. The notes offered in the GBDC 3 2022-2 Debt Securitization (the “GBDC 3 2022-2 Notes”) were issued by the GBDC 3 2022-2 Issuer and were backed by a diversified portfolio of senior secured and second lien loans. Through December 16, 2024, the GBDC 3 2022-2 Notes offered in the GBDC 3 2022-2 Debt Securitization consisted of $140,000 of AAA Class A GBDC 3 Senior Secured Floating Rate Notes due 2034, which bore interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B GBDC 3 Senior Secured Floating Rate Notes due 2034, which bore interest at the three-month term SOFR plus 3.09% (the “Class B GBDC 3 2022-2 Notes” and, together with the Class A GBDC 3 2022-2 Notes, the “Secured GBDC 3 2022-2 Notes”); $85,000 of AAA Class A GBDC 3 Senior Secured Floating Rate Loans maturing 2034, which bore interest at the three-month term SOFR plus 2.60% (the “Class A GBDC 3 2022-2 Loans” and, together with the Secured GBDC 3 2022-2 Notes, the “Secured GBDC 3 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated GBDC 3 2022-2 Notes”), which did not bear interest. The GBDC 3 2022-2 Issuer indirectly retained all of the Class B GBDC 3 2022-2 Notes and Subordinated GBDC 3 2022-2 Notes which were eliminated in consolidation. The Class A GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans are included in the September 30, 2024 Consolidated Statement of Financial Condition as debt of the Company.
Through January 18, 2026, the GBDC 3 2022-2 Issuer was permitted to us all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2022-2 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2022-2 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2022-2 Debt Securitization.
On December 16, 2024, the GBDC 3 2022-2 Issuer redeemed the outstanding GBDC 3 2022-2 Notes pursuant to the terms of the indenture governing such GBDC 3 2022-2 Notes. Following such redemption, the agreements which governed the GBDC 3 2022-2 Debt Securitization were terminated. The Secured GBDC 3 2022-2 Notes and Class A GBDC 3 2022-2 Loans would have otherwise matured on January 18, 2034. The Subordinated GBDC 3 2022-2 Notes would have otherwise matured on December 14, 2122.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of September 30, 2024, there were 73 portfolio companies with a total fair value of $377,471 securing the GBDC 3 2022-2 Debt Securitization. The pool of loans in the GBDC 3 2022-2 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the GBDC 3 2022-2 Debt Securitization was based on three-month term SOFR. For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$4,035	$—
Amortization of debt issuance costs	—	—
Total interest expense	$4,035	$—
Cash paid for interest expense	$7,197	$—
Annualized average stated interest rate	6.9%	N/A
Average outstanding balance	$233,453	$—

The Investment Adviser serves as collateral manager to the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 and the 2024 Issuer for rendering such collateral management services.
GBDC 3 DB Credit Facility: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a loan financing and servicing agreement (as amended, the “GBDC 3 DB Credit Facility”), with the Company and GBDC 3 Funding, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The GBDC 3 DB Credit Facility was originally entered into on September 10, 2019 (the “GBDC 3 DB Credit Facility Effective Date”). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. The period during which GBDC 3 Funding may have requested drawdowns under the “GBDC 3 DB Credit Facility (the “Revolving Period”) commenced on the GBDC 3 DB Credit Facility Effective Date and would have continued through April 10, 2025. Prior to termination, the GBDC 3 DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and had a maturity date of April 10, 2028.
Prior to termination, the GBDC 3 DB Credit Facility bore interest at the applicable base rate plus 2.30% per annum during the Revolving Period and 2.80% after the Revolving Period. The base rate under the GBDC 3 DB Credit Facility was (i) the three-month Canadian Overnight Repo Rate Average (“CORRA”) plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling, the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (v) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vi) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (vii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (viii) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (ix) the three-month term SOFR with respect to any other advances. A syndication/agent fee was payable to the facility agent each quarter and was calculated based

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum was payable on the undrawn amount under the GBDC 3 DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders could have been payable if borrowings under the GBDC 3 DB Credit Facility did not exceed a minimum utilization percentage threshold. A prepayment fee would have been payable in the event of any permanent reduction in commitments of the GBDC 3 DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.
The GBDC 3 DB Credit Facility was secured by all of the assets held by GBDC 3 Funding. GBDC 3 Funding made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings under the GBDC 3 DB Credit Facility were subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2024, the Company had outstanding debt under the GBDC 3 DB Credit Facility of $411,489.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$3,820	$—
Facility fees	244	—
Accretion of discounts	—	—
Total interest and other debt financing expenses	$4,064	$—
Cash paid for interest expense and facility fees	$11,680	$—
Annualized average stated interest rate¹	6.9%	N/A
Average outstanding balance	$220,086	$—
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of December 31, 2024, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of agreements, most recently on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500.
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
As of December 31, 2024 and September 30, 2024, the Company had outstanding debt of $1,191,300 and $956,590, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$17,045	$10,836
Facility fees	788	822
Amortization of debt issuance costs	1,231	822
Total interest and other debt financing expenses	$19,064	$12,480
Cash paid for interest expense and facility fees	$20,021	$13,098
Annualized average stated interest rate¹	6.4%	7.0%
Average outstanding balance	$1,063,419	$619,850
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance. On April 8, 2024, the Company redeemed $500,000 in aggregate principal amount of the 2024 Notes. The 2024 Notes were redeemed at 100% of the principal amount, plus the accrued and unpaid interest thereon. The 2024 Notes bore interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes would otherwise have matured on April 15, 2024.
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
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$—	$4,219
Accretion of discounts and amortization of premiums on notes issued	—	(349)
Amortization of debt issuance costs	—	534
Total interest and other debt financing expenses	$—	$4,404
Cash paid for interest expense	$—	$8,438
Annualized average stated interest rate	N/A	3.4%
Average outstanding balance	$—	$500,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both December 31, 2024 and September 30, 2024, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.
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
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$3,750	$3,750
Accretion of discounts on notes issued	134	134
Amortization of debt issuance costs	403	416
Total interest and other debt financing expenses	$4,287	$4,300
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.5%	2.5%
Average outstanding balance	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both December 31, 2024 and September 30, 2024, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$1,794	$1,794
Accretion of discounts on notes issued	185	185
Amortization of debt issuance costs	221	229
Total interest and other debt financing expenses	$2,200	$2,208
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.1%	2.1%
Average outstanding balance	$350,000	$350,000
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of December 31, 2024 and September 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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
On December 5, 2023, the Company entered into an interest rate swap on the 2028 Notes with SMBC as the counterparty. Under the terms of the agreement, the Company agreed to receive a fixed rate of 7.310% and pay SMBC a rate of one-month Term SOFR + 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225,000 and terminates on November 5, 2028. The

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See “Note 5. Derivatives” for additional information.
On April 11, 2024, the Company entered into an interest rate swap on the 2028 Notes pursuant to which the Company agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225,000 and terminates on November 5, 2028. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See “Note 5. Derivatives” for additional information.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$7,931	$2,291
Net contractual interest rate swap expense	738	276
Net (gain)/loss related to the fair value hedge	7,409	(301)
Accretion of discounts on notes issued	243	71
Amortization of debt issuance costs	318	106
Total interest and other debt financing expenses	$16,639	$2,443
Cash paid for interest expense	$8,492	$—
Annualized average interest rate swap and stated interest rate	7.6%	6.9%
Average outstanding balance	$450,000	$132,065
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance. As of December 31, 2024 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750,000 and $600,000, respectively. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
On February 1, 2024 and December 3, 2024, the Company entered into interest rate swap agreements on the 2029 Notes with SMBC and Macquarie, respectively, as counterparties. Under the terms of the agreement with SMBC, the Company (i) receives a fixed rate of 6.248% and (ii) pays SMBC a rate of one-month Term SOFR + 2.444% on the first $600,000 of 2029 Notes. Under the terms of the agreement with Macquarie, the Company (i) receives a fixed rate of 5.881% and (ii) pays Macquarie a floating interest rate of three-month Term SOFR + 2.012% on the second $150,000 of the 2029 Notes. The Company designated these interest rate swap as effective hedge accounting

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
instruments. The total notional amount of both swap agreements is $750,000 and both agreements terminate on June 15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See “Note 5. Derivatives” for additional information.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$9,700	$—
Net contractual interest rate swap expense	1,697	—
Net (gain)/loss related to the fair value hedge	(2,747)	—
Accretion of discounts on notes issued	301	—
Amortization of debt issuance costs	360	—
Total interest and other debt financing expenses	$9,311	$—
Cash paid for interest expense	$—	$—
Annualized average interest rate swap and stated interest rate	7.0%	N/A
Average outstanding balance	$647,283	$—
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of both December 31, 2024 and September 30, 2024, the Company was permitted to borrow up to $200,000 and which had a maturity date of June 15, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2024 was 4.2%. On June 11, 2024, the Company amended the revolving loan agreement to increase the borrowing capacity under the Adviser Revolver from $100,000 to $200,000. As of both December 31, 2024 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31,
	2024	2023
Stated interest expense	$—	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—
For the three months ended December 31, 2024 and 2023, the average total debt outstanding was $4,770,127 and $3,078,186, respectively.
For the three months ended December 31, 2024 and 2023, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 6.2% and 5.4%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of December 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GBDC 3 2022 Debt Securitization	$232,513	$—	$—	$—	$232,513
2024 Debt Securitization	1,364,000	—	—	—	1,364,000
JPM Credit Facility	1,191,300	—	—	1,191,300	—
2026 Notes(1)	599,127	—	599,127	—	—
2027 Notes(1)	348,445	—	348,445	—	—
2028 Notes(1)(2)	447,495	—	—	447,495	—
2029 Notes(1)(2)	736,378	—	—	736,378	—
Total borrowings	$4,919,258	$—	$947,572	$2,375,173	$1,596,513
(1) Represents principal outstanding plus unamortized premium and / or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See “Note 5. Derivatives” for additional information.

Note 8. Commitments and Contingencies
Commitments: As of December 31, 2024, the Company had outstanding commitments to fund investments totaling $1,004,163, including $219,176 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $717,869, including $157,618 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2024 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2024		2023
Net asset value at beginning of period	$15.19		$15.02
Net increase in net assets as a result of issuance of DRIP shares	0.00	(2)	0.00	(2)
Distributions declared:
From net investment income - after tax	(0.48)		(0.44)
Net investment income - after tax	0.37		0.49
Net realized gain (loss) on investment transactions	(0.11)		0.01
Net realized gain (loss) on extinguishment of debt	0.00	(2)	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.16		(0.05)
Net asset value at end of period	$15.13		$15.03
Per share market value at end of period	$15.16		$15.10
Total return based on market value(4)	3.51%		5.90%
Number of common shares outstanding	265,498,597		170,585,795

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets *	9.52%	13.00%
Ratio of total expenses to average net assets *(5)	10.94%	10.10%
Ratio of incentive fees to average net assets (5)	0.45%	0.83%
Ratio of income and excise taxes to average net assets (5)	(0.01)%	0.02%
Ratio of net expenses (without incentive fees) to average net assets *(5)	10.49%	9.27%
Total return based on average net asset value(6)	2.77%	2.96%
Total return based on average net asset value - annualized(6)	10.98%	11.80%
Net assets at end of period	$4,017,544	$2,563,918
Average debt outstanding	$4,770,127	$3,078,186
Average debt outstanding per share	$17.97	$18.04
Portfolio Turnover*	21.33%	5.31%
Asset coverage ratio(7)	180.82%	182.44%
Asset coverage ratio per unit(8)	$1,808	$1,825
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
GBDC 3 2021 Debt Securitization	N/A	N/A
GBDC 3 2022 Debt Securitization	N/A	N/A
GBDC 3 2022-2 Debt Securitization	N/A	N/A
2024 Debt Securitization	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	N/A	$989
2026 Notes	$951	$892
2027 Notes	$927	$864
2028 Notes	$1,043	$819
2029 Notes	$993	$—
Adviser Revolver	N/A	N/A

*Annualized for periods less than one year, unless otherwise noted.
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
Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Earnings available to stockholders	$111,314	$75,776
Basic and diluted weighted average shares outstanding	264,343,512	169,650,233
Basic and diluted earnings per share	$0.42	$0.45
Note 11. Common Stock Transactions
On August 2, 2024, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock pursuant to the Program, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2024, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
There were no repurchases under the Program for the three months ended December 31, 2024 and 2023, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the three months ended December 31, 2024
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(1)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(1)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554
For the three months ended December 31, 2023
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599

(1)In accordance with the Company's DRIP, 292,877 shares of the Company's stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.

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
On February 3, 2025, the Company’s Board declared a quarterly distribution of $0.39 per share payable on March 28, 2025 to holders of record as of March 3, 2025.

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
•turmoil in Ukraine and Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this

Quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024.
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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
As of December 31, 2024 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of December 31, 2024		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$476,601	5.5%	$502,386	6.1%
One stop	7,543,323	86.8	7,110,258	86.3
Second lien	25,086	0.3	14,054	0.2
Subordinated debt	31,246	0.4	30,175	0.4
Equity	608,975	7.0	578,538	7.0
Total	$8,685,231	100.0%	$8,235,411	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2024 and September 30, 2024, one stop loans included $1,104.2 million and $1,021.3 million, respectively, of recurring revenue loans at fair value.
As of December 31, 2024 and September 30, 2024, we had debt and equity investments in 386 and 381 portfolio companies, respectively.
The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	For the three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average income yield (1)*	10.9%	11.7%	12.2%
Weighted average investment income yield (2)*	11.2%	12.0%	12.6%
Weighted average income yield of total investments (3)*	10.4%	11.1%	11.7%
Weighted average investment income yield of total investments (4)*	10.7%	11.4%	12.0%
Total return based on average net asset value (5)*	11.0%	9.4%	11.8%
Total return based on market value (6)*	3.5%	(1.0)%	5.9%

*Annualized for periods less than one year.
(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in “Note 2. Significant Accounting Policies and Recent Accounting Updates” of the consolidated financial statements), divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in “Note 2. Significant Accounting Policies and Recent Accounting Updates” of the consolidated financial statements), divided by the daily average fair value of earning portfolio investments, and does not represent a return to any investor in us.
(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and purchase premium (as described in “Note 2. Significant Accounting Policies and Recent Accounting Updates” of the consolidated financial statements), divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of purchase premium (as described in “Note 2. Significant Accounting Policies and Recent Accounting Updates” of the consolidated financial statements), divided by the daily average total fair value of portfolio investments, and does not represent a return to any investor in us.
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
Prior to the redemption of the 2018 Notes and termination of the documents governing the 2018 Debt Securitization on November 18, 2024, GC Advisors served as collateral manager for the 2018 Issuer under a collateral management agreement, or the 2018 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" referred to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.
Prior to the redemption of the GCIC 2018 Notes and the termination of the documents governing the GCIC 2018 Debt Securitization, GC Advisors served as collateral manager for Golub Capital Investment Corporation CLO II LLC, or the GCIC 2018 Issuer, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally referred to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Prior to the redemption of the GBDC 3 2021 Notes and the termination of the documents governing the GBDC 3 2021 Debt Securitization, GC Advisors served as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 1 LLC, or the GBDC 3 2021 Issuer, under a collateral management agreement, or the GBDC 3 2021 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2021 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the GBDC 3 2021 Collateral Management Agreement, the term “collection period” referred to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Prior to the redemption of the GBDC 3 2022-2 Notes and the termination of the documents governing the GBDC 3 2022-2 Debt Securitization, GC Advisors served as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 2 LLC, or the GBDC 3 2022-2 Issuer, under a collateral management agreement, or the GBDC 3 2022-2 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022-2 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022-2 Collateral Management Agreement, the term “collection period” referred to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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
GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC CLO 8 LLC, or the 2024 Issuer, under a collateral management agreement, or the 2024 Issuer Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2024 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2024 Issuer Collateral Management Agreement, the term “collection period” refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.
Collateral management fees are paid directly by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 2 2022-2 Issuer and the 2024 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of Golub Capital Investment Corporation, a Maryland corporation, or GCIC, on September 6, 2019, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. Before we acquired the GBDC 3 2022 Issuer as a part of our acquisition of Golub Capital BDC 3, Inc., or GBDC 3, on June 3, 2024, the GBDC 3 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022 Debt Securitization (as defined in “Note 7. Borrowings” of our consolidated financial statements). Before we acquired the GBDC 3 2022-2 Issuer as a part of our acquisition of GBDC 3 on June 3, 2024, the GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization (as defined in “Note 7. Borrowings” of our consolidated financial statements).Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization, the GBDC 3 2022-2 Debt Securitization and the 2024 Debt Securitization and collectively the Debt Securitizations, as applicable.
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

Recent Developments
On February 3, 2025, our Board declared a quarterly distribution of $0.39 per share, which is payable on March 28, 2025 to holders of record as of March 3, 2025.

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
Consolidated operating results for three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs September 30, 2024	December 31, 2024 vs December 31, 2023
	(In thousands)
Interest income	$200,035	$200,888	$144,506	$(853)	$55,529
Payment-in-kind interest income	11,016	15,910	11,799	(4,894)	(783)
Loan Origination Fees Discount Amortization	6,255	5,585	5,301	670	954
Acquisition purchase premium amortization	(5,686)	(6,178)	(1,628)	492	(4,058)
Non-cash dividend income	7,264	7,374	4,251	(110)	3,013
Dividend income	1,223	136	124	1,087	1,099
Fee income	593	691	417	(98)	176
Total investment income	220,700	224,406	164,770	(3,706)	55,930
Total net expenses	124,585	104,760	80,735	19,825	43,850
Net investment income before taxes	96,115	119,646	84,035	(23,531)	12,080
Income and excise taxes	(475)	—	500	(475)	(975)
Net investment income after taxes	96,590	119,646	83,535	(23,056)	13,055
Net realized gain (loss) on investment transactions excluding purchase premium	(27,803)	(29,206)	1,102	1,403	(28,905)
Net realized gain (loss) on investment transactions due to purchase premium	(52)	(253)	(6)	201	(46)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	36,837	(1,522)	(10,466)	38,359	47,303
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	5,738	6,431	1,634	(693)	4,104
Net gain (loss) on investment transactions	14,720	(24,550)	(7,736)	39,270	22,456
Net realized gain (loss) on extinguishment of debt	(48)	—	—	(48)	(48)
(Provision) benefit for taxes on unrealized appreciation on investments	52	103	(23)	(51)	75
Net increase (decrease) in net assets resulting from operations	$111,314	$95,199	$75,776	$16,115	$35,538
Average earning debt investments, at fair value	$7,727,320	$7,380,077	$5,135,210	$347,243	$2,592,110
Average earning preferred equity investments, at fair value	$235,868	$233,869	$131,305	$1,999	$104,563

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

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
	(In thousands)
Net investment income after taxes	$96,590	$119,646	$83,535
Add: Acquisition purchase premium amortization	5,686	6,178	1,628
Adjusted Net Investment Income	$102,276	$125,824	$85,163

Net gain (loss) on investment transactions	$14,720	$(24,550)	$(7,736)
Add: Realized loss on investment transactions due to purchase premium	52	253	6
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(5,738)	(6,431)	(1,634)
Adjusted Net Realized and Unrealized Gain/(Loss)	$9,034	$(30,728)	$(9,364)

Net increase (decrease) in net assets resulting from operations	$111,314	$95,199	$75,776
Add: Acquisition purchase premium amortization	5,686	6,178	1,628
Add: Realized loss on investment transactions due to purchase premium	52	253	6
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(5,738)	(6,431)	(1,634)
Adjusted Net Income	$111,314	$95,199	$75,776
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

Investment Income
Investment income decreased from the three months ended September 30, 2024 to the three months ended December 31, 2024 by $3.7 million primarily due to (1) a $4.9 million decrease in PIK interest income driven by refinancing and repayments of loans with a PIK feature and (2) declining interest base rates, and to a lesser extent, spread compression on amendments and new originations on the portfolio during the three months ended December 31, 2024 that were partially offset by (1) an increase in interest income as a result of an increase in the average earning debt investments balance of $347.2 million, (2) an increase in discount amortization driven by increased repayments and (3) an increase in cash dividend income. Investment income increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 by $55.9 million, primarily due to (1) an increase in interest income as a result of an increase in the average earning debt investments balance of $2,592.1 million primarily driven by our acquisition of GBDC 3 and (2) an increase in non-cash dividend income driven by an increase in the average earning preferred equity investments balance of $104.6 million.
The annualized income yield by debt security type for three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Senior secured	10.5%	11.4%	11.5%
One stop	10.7%	11.6%	12.1%
Second lien	13.6%	14.9%	13.6%
Subordinated debt	13.8%	14.2%	14.5%
Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 and for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to declining interest base rates and, to a lesser extent, spread compression on amendments and new originations during the second half of calendar year 2024. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.8% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2024 and September 30, 2024, the weighted average base rate floor of our loans was 0.79% and 0.81%, respectively.
As of December 31, 2024, we have second lien investments in six portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest and other debt financing expenses	$76,998	$64,227	$39,451	$12,771	$37,547
Amortization of debt issuance costs	2,645	2,368	2,109	277	536
Base management fee	21,581	20,534	13,956	1,047	7,625
Income Incentive fee, net of waiver	18,058	13,085	21,285	4,973	(3,227)
Professional fees	1,840	1,360	1,308	480	532
Administrative service fee	2,902	2,840	2,245	62	657
General and administrative expenses	561	346	381	215	180
Net expenses	$124,585	$104,760	$80,735	$19,825	$43,850
Average debt outstanding	$4,770,126	$4,335,928	$3,078,186	$434,198	$1,691,940
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended September 30, 2024 to the three months ended December 31, 2024 by $13.0 million, primarily due to (1) $4.6 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended December 31, 2024 compared to $7.6 million of unrealized gains related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended September 30, 2024 and, to a lesser extent, (2) increased interest expense due to an increase in average debt outstanding of $434.2 million driven by the series of debt funding structure initiatives undertaken in November and December 2024 including the 2024 Debt Securitization issuance of $1.3 billion in notes which bear interest at a weighted-average rate of three-month SOFR + 1.58% and the additional 2029 Note issuance, for which GBDC did not recognize the full benefit of the reduced borrowing costs during the three months ended December 31, 2024 due to the timing of the refinancing. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 by $38.1 million, primarily due to (1) an increase in average debt outstanding of $1,692 million driven by (i) the assumption of GBDC 3’s debt facilities and (ii) the issuance of the 2029 Notes and (2) rising interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three months ended December 31, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended December 31, 2024 and September 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt was 6.2% and 6.8%, respectively. For the three months ended December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 Notes interest rate swaps, on our total debt was 5.4%. The effective average interest rate decreased for the three months ended December 31, 2024 compared to the three months ended September 30, 2024 primarily due to declining interest base rates and, to a lesser extent, reduced borrowing costs resulting from the debt capital refinancing during the three months ended December 31, 2024. The effective annualized average interest rate increased for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 primarily due to the 2029 Notes issuance, a full period of the 2028 Notes issuance, the redemption of the 2024 Notes in April 2024 that bore interest at a rate of 3.375% and rising interest rates on our borrowings from floating rate debt facilities.

Management Fee

The base management fee increased from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to an increase in average adjusted gross assets from the three months ended September 30, 2024 to the three months ended December 31, 2024.
The base management fee increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to an increase in average adjusted gross assets primarily as a result of our acquisition of GBDC 3 in June 2024.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
The Income Incentive Fee increased by $5.0 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to a $7.8 million income incentive fee waiver unilaterally provided by GC Advisors during the three months ended September 30, 2024. The Income Incentive Fee decreased by $3.2 million from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to the permanent reduction of the income incentive fee and capital gain incentive fee rate from 20% to 15% upon the close of the acquisition of GBDC 3 in June 2024. For each of three months ended December 31, 2024, September 30, 2024 and December 31, 2023, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2024 and September 30, 2024, and was equal to 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.
As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2024 and September 30, 2024, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.7 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to an increase in the administrative service fee and professional fees.
In total, professional fees, the administrative service fee and general and administrative expenses increased by $1.4 million from the three months ended December 31, 2023 to the three months ended December 31, 2024, primarily due to an increase in the administrative service fee and professional fees.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 were $2.7 million, $3.2 million, and $2.0 million, respectively.
As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $1.7 million and $2.7 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs September 30, 2024	December 31, 2024 vs December 31, 2023
	(in thousands)
Net realized gain (loss) from investments	$(25,356)	$(32,072)	$909	$6,716	$(26,265)
Net realized gain (loss) from foreign currency transactions	(3,705)	(409)	187	(3,296)	(3,892)
Net realized gain (loss) from forward currency contracts	1,206	3,022	—	(1,816)	1,206
Net realized gain (loss) on investment transactions	$(27,855)	$(29,459)	$1,096	$1,604	$(28,951)
Unrealized appreciation from investments	$81,215	$58,647	$32,793	$22,568	$48,422
Unrealized (depreciation) from investments	(37,594)	(55,086)	(42,097)	17,492	4,503
Unrealized appreciation (depreciation) from forward currency contracts	21,927	(20,600)	(5,715)	42,527	27,642
Unrealized appreciation (depreciation) on foreign currency translation	(22,973)	21,948	6,187	(44,921)	(29,160)
Net change in unrealized appreciation (depreciation) on investment transactions	$42,575	$4,909	$(8,832)	$37,666	$51,407
Net realized gain (loss) on extinguishment of debt	$(48)	$—	$—	(48)	(48)
During the three months ended December 31, 2024, we had a net realized loss of $27.9 million, primarily attributable to realized losses recognized on (i) the restructuring of equity and debt investments of two portfolio company investments and the sale of a portfolio company debt investment, and (ii) net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars, that were partially offset by (i) net realized gains recognized on the settlement of forward currency contracts and (ii) $0.4 million of realized gain recognized on the sale of one equity investment. During the three months ended September 30, 2024, we had a net realized loss of $29.5 million primarily attributable to the realized losses recognized on (i) the restructure of equity and debt investments in multiple portfolio companies and (ii) the disposition of an equity investment of a portfolio company, that were partially offset by realized gains recognized on the settlement of forward currency contracts. During the three months ended December 31, 2023, we had a net realized gain of $1.1 million primarily attributable to the realized gain recognized on the sale of an equity investment and the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by realized losses on the disposition of an equity investment of a portfolio company.
For the three months ended December 31, 2024, we had $81.2 million in unrealized appreciation on 225 portfolio company investments, which was offset by $37.6 million in unrealized depreciation on 174 portfolio company investments. For the three months ended September 30, 2024, we had $58.7 million in unrealized appreciation on 196 portfolio company investments, which was offset by $55.1 million in unrealized depreciation on 224 portfolio company investments. For the three months ended December 31, 2023, we had $32.8 million in unrealized appreciation on 153 portfolio company investments, which was offset by $42.1 million in unrealized depreciation on 213 portfolio company investments.
Unrealized appreciation for the three months ended December 31, 2024 and September 30, 2024 was primarily due to unrealized appreciation resulting from solid borrower credit trends across our portfolio and the reversal of previously recognized unrealized depreciation (i) on the disposition or restructuring of portfolio company investments and (ii) spread tightening in the market during the second half of calendar year 2024. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from the improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023.
Unrealized depreciation for the three months ended December 31, 2024 primarily resulted from isolated deterioration in credit performance in certain portfolio companies that were on non-accrual status as well as isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended September 30, 2024 primarily resulted from isolated deterioration in credit performance in certain portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies.
For the three months ended December 31, 2024, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the three months ended December 31, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $136.6 million. During the period, cash used in operating activities was $374.7 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $450.2 million and net investment income after tax of $96.6 million, offset by fundings of portfolio investments of $909.5 million. Lastly, cash provided by financing activities was $238.1 million, primarily driven by borrowings on debt of $3,390.2 million, offset by repayments of debt of $3,037.7 million and distributions paid of $108.3 million.
For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $32.8 million. During the period, cash provided by operating activities was $163.6 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $179.4 million and net investment income after excise tax of $83.5 million, offset by fundings of portfolio investments of $73.2 million. Lastly, cash used by financing activities was $130.8 million, primarily driven by repayments of debt of $629.5 million, distributions paid of $59.7 million, offset by borrowings on debt of $563.7 million.
As of December 31, 2024 and September 30, 2024, we had cash and cash equivalents of $103.5 million and $123.1 million, respectively. In addition, we had foreign currencies of $6.8 million and $8.0 million as of December 31, 2024 and September 30, 2024, respectively, restricted cash and cash equivalents of $110.6 million and $227.2 million as of December 31, 2024 and September 30, 2024, respectively. We had restricted foreign currencies of $0.0 million and $1.2 million as of December 31, 2024 and September 30, 2024. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of December 31, 2024 and September 30, 2024, $23.4 million and $136.3 million, respectively, of restricted cash was retained for partial repayments on the notes of certain of our debt securitizations that are past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of December 31, 2024, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2024 and September 30, 2024, we had outstanding debt under the JPM Credit Facility of $1,191.3 million and $956.6 million, respectively. As of December 31, 2024 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $806.2 million and $865.9 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger, the GBDC 3 DB Credit Facility (as defined in “Note 7. Borrowings” of our consolidated financial statements). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. As of September 30, 2024, we had outstanding debt under the GBDC 3 DB Credit Facility of $411.5 million and subject to leverage and borrowing base restrictions, we had $213.5 million of remaining commitments and $113.9 million of availability on the GBDC 3 DB Credit Facility. As of September 30, 2024, we could borrow up to $625.0 million on the GBDC 3 DB Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in “Note 7. Borrowings” of our consolidated financial statements), which, as amended, permitted us to borrow up to $200.0 million at any one time outstanding as of December 31, 2024. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both December 31, 2024 and September 30, 2024, we had no amounts outstanding on the Adviser Revolver.
Debt Securitizations
2018 Debt Securitization - On November 18, 2024, in conjunction with the $2.2 billion term debt securitization, (“the 2024 Debt Securitization”), the 2018 Notes (as defined in “Note 7. Borrowings” of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the 2018 Debt Securitization were terminated. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2024, we had outstanding debt under the 2018 Debt Securitization of $230.0 million.
GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the GCIC Merger, the GCIC 2018 Debt Securitization. On November 18, 2024, in conjunction with the 2024 Debt Securitization, the GCIC 2018 Notes (as defined in “Note 7. Borrowings” of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GCIC 2018 Debt Securitization were terminated. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2024, we had outstanding debt under the GCIC 2018 Debt Securitization of $252.8 million.
GBDC 3 2021 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2021 Debt Securitization. On November 18, 2024, in conjunction with the 2024 Debt Securitization, the GBDC 3 2021 Notes (as defined in “Note 7. Borrowings” of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GBDC 3 2021 Debt Securitization were terminated. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and the Class D and Subordinated 2021 GBDC 3 Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2021 Debt Securitization of $298.0 million.
GBDC 3 2022 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022 Debt Securitization. The Class A Senior Secured Floating Rate GBDC 3 Notes are included in the December 31, 2024 and September 30, 2024 Consolidated Statements of Financial Condition as our debt and the GBDC 3 Subordinated Notes were eliminated in consolidation. As of December 31, 2024 and September 30, 2024, we had debt outstanding under the GBDC 3 2022 Debt Securitization of $232.5 million and $236.8 million, respectively.
GBDC 3 2022-2 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022-2 Debt Securitization. On December 16, 2024, the GBDC 3 2022-2 Notes (as defined in “Note 7. Borrowings” of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GBDC 3 2022-2 Notes were terminated. The Class A 2022-2 Notes and Class A GBDC 3 2022-2 Loan are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and Subordinated GBDC 3 2022-2 Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2022-2 Debt Securitization of $225.0 million.
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization. The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in “Note 7. Borrowings” to our consolidated financial statements) are included in the December 31, 2024 Consolidated Statements of Financial Condition as our debt, and the Class B-R, Class C-R and Subordinated Notes were eliminated in consolidation. As of December 31, 2024, we had outstanding debt under the 2024 Debt Securitization of $1,364.0 million.
Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both December 31, 2024 and September 30, 2024, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both December 31, 2024 and September 30, 2024.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of both December 31, 2024 and September 30, 2024.
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
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance. As of December 31, 2024 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750.0 million and $600.0 million, respectively.
On February 1, 2024 and December 3, 2024, we entered into interest rate swap agreements on the 2029 Notes pursuant to which we agreed (i) to receive a fixed rate of 6.248% and pay a rate of one-month Term SOFR plus 2.444% on the first $600.0 million of the 2029 Notes and (ii) to receive a fixed rate of 5.881% and pay a rate of three-month SOFR plus 2.012% on the second $150.0 million of the 2029 Notes. The interest rate swap agreements are designated as effective hedge accounting instruments. The aggregate notional amount of the swap is $750.0 million and terminates on July 15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. On December 4, 2024, we entered into the first amendment to the 2023 Equity Distribution Agreement, to modify certain settlement mechanics and to clarify the periods under which we can request the Placement Agents to sell shares. During the three months ended December 31, 2023, we terminated the equity distribution agreement entered into on May 28, 2021, or the 2021 Equity Distribution Agreement. As of both December 31, 2024 and September 30, 2024, there have been no common stock issuances under either the 2021 or 2023 Equity Distribution Agreements.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of December 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2024, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 180.8% and 1.24x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.19x as of December 31, 2024.
On August 2, 2024, our board of directors reapproved the Program (as defined in “Note 2. Significant Accounting Policies and Recent Accounting Updates” of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended December 31, 2024 and 2023, we did not make any repurchases of our common stock.
As of December 31, 2024 and September 30, 2024, we had outstanding commitments to fund investments totaling $1,004.2 million and $717.9 million, respectively. As of December 31, 2024, total commitments of $1,004.2 million included $219.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2024 is included in “Note 7. Borrowings” of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2024. As of December 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2024 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of December 31, 2024 and September 30, 2024, we had investments in 386 and 381 portfolio companies, respectively, with a total fair value of $8.7 billion and $8.2 billion, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024		September 30, 2024		December 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$27,767	2.3%	$58,796	5.9%	$7,500	12.8%
One stop	1,139,505	95.9	933,652	93.4	49,317	84.1
Second lien	10,278	0.9	—	—	—	—
Subordinated debt	—	—	1,879	0.2	50	0.1
Equity	10,540	0.9	5,493	0.5	1,777	3.0
Total new investment commitments	$1,188,090	100.0%	$999,820	100.0%	$58,644	100.0%

For the three months ended December 31, 2024, we had approximately $450.2 million in proceeds from principal payments and sales of portfolio investments.
For the three months ended December 31, 2023, we had approximately $179.4 million in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2024(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$477,399	$477,154	$473,685	$506,457	$502,318	$499,579
Non-accrual(3)	4,046	3,858	2,916	4,046	3,860	2,807
One stop:
Performing	7,587,542	7,578,426	7,503,335	7,120,505	7,081,793	7,020,296
Non-accrual(3)	82,858	68,181	39,988	151,038	134,575	89,962
Second lien:
Performing	24,631	24,345	24,637	13,596	13,400	13,619
Non-accrual(3)	4,990	3,724	449	4,834	3,725	435
Subordinated debt:
Performing	31,330	31,058	31,246	30,410	29,943	30,175
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	568,161	608,261	N/A	533,299	578,538
Non-accrual(3)	N/A	659	714	N/A	—	—
Total	$8,212,796	$8,755,566	$8,685,231	$7,830,886	$8,302,913	$8,235,411

(1)As of December 31, 2024, $1,218.1 million and $1,150.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of December 31, 2024, $75.6 million and $43.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2024, $1,395.5 million and $1,328.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2024, $98.6 million and $61.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal, interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual.

status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2024, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.9% and 0.5%, respectively. As of September 30, 2024, we had loans in eleven portfolio companies on non-accrual status, and non-accrual loans as a percentage of total investments at cost and fair value were 1.7% and 1.1%, respectively, and as a percentage of total debt investments at cost and fair value were 1.8% and 1.2%, respectively. As of September 30, 2024, we did not have any preferred equity securities on non-accrual status.
As of December 31, 2024 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 98.3% and 97.8%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average rate of new investment fundings	9.4%	9.9%	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.1%	5.7%
Weighted average fees of new investment fundings	0.9%	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	11.3%	10.7%	10.4%
As of December 31, 2024, 97.8% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.0% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2024 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $62.7 million and $63.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$232,260	2.7%	$158,656	1.9%
4	7,578,339	87.2	7,013,631	85.2
3	763,677	8.8	955,079	11.6
2	110,953	1.3	108,045	1.3
1	2	0.0*	—	—
Total	$8,685,231	100.0%	$8,235,411	100.0%
* Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2024 and September 30, 2024.

	Average Price[1]
Category	December 31, 2024	September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.6%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.2	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	46.7	58.2
Total	98.3%	97.8%

(1)Includes only debt investments held as of December 31, 2024 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•GC Advisors serves as collateral manager to the 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer under the 2018 Collateral Management Agreement, the GCIC 2018 Collateral Management Agreement, the 2021 Collateral Management Agreement, the 2022 Collateral Management Agreement, 2022-2 Collateral Management Agreement , and the 2024 Issuer Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•During the fourth calendar quarter of 2024, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $1.9 million, or 126,058 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2024, the Trust purchased approximately $10.1 million, or 670,760 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2023, the Trust purchased approximately $18.0 million, or 1,306,855 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2024 and September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $43.4 million and $93.2 million as of December 31, 2024 and September 30, 2024, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. The total fair value of our non-accrual preferred equity securities was $0.7 million as of December 31, 2024. We did not have any preferred equity securities on non-accrual status as of September 30, 2024.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024 we recorded a reversal of the accrual for U.S. federal excise tax expense of $0.5 million. For the three months ended December 31, 2023, we recorded $0.5 million for U.S. federal excise tax.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three months ended December 31, 2024, we recorded a net tax benefit of less than $0.1 million for taxable subsidiaries. For the three months ended December 31, 2023, we recorded a net tax expense of less than $0.1 million for taxable subsidiaries. As of December 31, 2024 and September 30, 2024, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.7 million and $0.8 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2024 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.81%, respectively. The Class A Senior Secured GBDC 3 Notes issued in connection with the GBDC 3 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of December 31, 2024, is primarily based on an applicable base rate (as defined in “Note 7. Borrowings”) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We have entered into two interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(162,180)	$(79,756)	$(82,424)
Down 150 basis points	(121,739)	(59,817)	(61,922)
Down 100 basis points	(81,160)	(39,878)	(41,282)
Down 50 basis points	(40,579)	(19,939)	(20,640)
Up 50 basis points	40,579	19,939	20,640
Up 100 basis points	81,160	39,878	41,282
Up 150 basis points	121,739	59,817	61,922
Up 200 basis points	162,318	79,756	82,562
(1) Assumes applicable three-month base rate as of December 31, 2024, with the exception of SONIA and Prime that utilize the December 31, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.
As of December 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the three months ended December 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Indenture dated as of November 18, 2024 between Golub Capital BDC CLO 8 LLC, as issuer, and The Bank of New York Mellon Trust Company, National Association, as trustee.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.2	Note Purchase Agreement dated as of November 18, 2024 between Golub Capital BDC CLO 8 LLC, as issuer, and Deutsche Bank Securities Inc., as initial purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.3	Amended and Restated Collateral Management Agreement dated as of November 18, 2024 between Golub Capital BDC CLO 8 LLC, as issuer, and GC Advisors LLC, as collateral manager.(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.4	Amended and Restated Master Loan Sale Agreement dated as of November 18, 2024 among Golub Capital BDC, Inc., as seller, Golub Capital BDC CLO 8 Depositor LLC, as intermediate seller, and Golub Capital BDC CLO 8 LLC, as buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.5	Commitment Increase Agreement, dated as of November 14, 2024, by BNP Paribas, as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of August 6, 2024, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.6	First Amendment to the Equity Distribution Agreement, dated December 4, 2024, by and among Golub Capital BDC, Inc., GC Advisors LLC, Golub Capital LLC, Keefe, Bruyette & Woods, Inc. and Regions Securities LLC. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 6, 2024).
10.7	Commitment Increase Agreement, dated as of December 6, 2024, by Royal Bank of Canada, as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of August 6, 2024, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 6, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: February 4, 2025	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)