Form 10-Q
period 2025-03-31
GOLUB CAPITAL BDC, Inc.
filed 2025-05-05
CIK 1476765

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 5, 2025, the Registrant had 266,387,616 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,345,620	$8,011,824
Non-controlled affiliate company investments	263,684	211,382
Controlled affiliate company investments	11,916	12,205
Total investments, at fair value (amortized cost of $8,672,620 and $8,302,913, respectively)	8,621,220	8,235,411
Cash and cash equivalents	103,136	123,120
Foreign currencies (cost of $13,763 and $7,973, respectively)	13,791	8,044
Restricted cash and cash equivalents	129,457	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Interest receivable	65,743	74,036
Net unrealized appreciation on derivatives	11,636	29,490
Other assets	4,882	5,267
Total Assets	$8,949,865	$8,703,756
Liabilities
Debt	$4,833,150	$4,624,791
Less unamortized debt issuance costs	(26,232)	(25,361)
Debt less unamortized debt issuance costs	4,806,918	4,599,430
Interest payable	50,473	45,701
Management and incentive fees payable	40,869	33,619
Accrued trustee fees	267	178
Accounts payable and other liabilities	7,840	10,299
Total Liabilities	4,906,367	4,689,227
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 268,831,114 shares issued and outstanding as of March 31, 2025; 350,000,000 shares authorized, 264,277,128 shares issued and outstanding as of September 30, 2024	269	264
Paid in capital in excess of par	4,237,261	4,167,258
Distributable earnings (losses)	(194,032)	(152,993)
Total Net Assets	4,043,498	4,014,529
Total Liabilities and Total Net Assets	$8,949,865	$8,703,756
Number of common shares outstanding	268,831,114	264,277,128
Net asset value per common share	$15.04	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$188,017	$145,838	$386,378	$293,910
Payment-in-kind interest income	13,512	10,691	24,077	21,060
Dividend income	7,877	4,365	16,364	8,740
Fee income	1,690	452	2,245	817
Total investment income from non-controlled/non-affiliate company investments	211,096	161,346	429,064	324,527
From non-controlled affiliate company investments:
Interest income	2,241	1,723	4,484	1,830
Payment-in-kind interest income	414	1,031	746	2,359
Fee income	18	18	49	66
Total investment income from non-controlled affiliate company investments	2,673	2,772	5,279	4,255
From controlled affiliate company investments:
Payment-in-kind interest income	119	107	238	209
Fee income	4	5	11	9
Total investment income from controlled affiliate company investments	123	112	249	218
Total investment income	213,892	164,230	434,592	329,000
Expenses
Interest and other debt financing expenses	69,911	44,125	149,554	85,685
Base management fee	21,714	13,662	43,295	27,618
Incentive fee	18,247	20,626	36,305	41,911
Professional fees	1,765	1,342	3,605	2,650
Administrative service fee	3,185	2,145	6,087	4,390
General and administrative expenses	408	384	969	765
Total expenses	115,230	82,284	239,815	163,019
Incentive fee waived (Note 3)	—	(5,157)	—	(5,157)
Net expenses	115,230	77,127	239,815	157,862
Net investment income - before tax	98,662	87,103	194,777	171,138
Excise and income tax	—	570	(475)	1,070
Net investment income - after tax	98,662	86,533	195,252	170,068
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(16,864)	240	(42,220)	1,149
Non-controlled affiliate company investments	—	(18,517)	—	(18,517)
Foreign currency transactions	(174)	4,459	(3,879)	4,646
Forward currency contracts	5,997	—	7,203	—
Net realized gain (loss) on investment transactions	(11,041)	(13,818)	(38,896)	(12,722)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(1,341)	15,644	38,744	18,691
Non-controlled affiliate company investments	(2,933)	11,854	689	(371)
Controlled affiliate company investments	(441)	(1,181)	(527)	(1,307)
Translation of assets and liabilities in foreign currencies	11,427	(10,156)	(11,546)	(3,969)
Forward currency contracts	(15,495)	4,332	6,432	(1,383)
Net change in unrealized appreciation (depreciation) on investment transactions	(8,783)	20,493	33,792	11,661
Net gain (loss) on investment transactions	(19,824)	6,675	(5,104)	(1,061)
Net realized gain (loss) on extinguishment of debt	—	—	(48)	—
(Provision) benefit for taxes on unrealized appreciation on investments	146	350	198	327
Net increase (decrease) in net assets resulting from operations	$78,984	$93,558	$190,298	$169,334
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.30	$0.55	$0.72	$1.00
Dividends and distributions declared per common share	$0.39	$0.46	$0.87	$0.90
Basic and diluted weighted average common shares outstanding (Note 10)	266,484,213	170,637,140	265,402,101	170,140,990

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	170,068	170,068
Net realized gain (loss) on investment transactions	—	—	—	(12,722)	(12,722)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	11,661	11,661
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	327	327
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,922,565	2	29,518	—	29,520
Distributions from distributable earnings	—	—	—	(153,092)	(153,092)
Total increase (decrease) for the six months ended March 31, 2024	1,922,565	2	29,518	16,242	45,762
Balance at March 31, 2024	171,517,307	$172	$2,676,430	$(82,962)	$2,593,640
Balance at December 31, 2023	170,585,795	$171	$2,661,797	$(98,050)	$2,563,918
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	86,533	86,533
Net realized gain (loss) on investment transactions	—	—	—	(13,818)	(13,818)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	20,493	20,493
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	350	350
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	931,512	1	14,633	—	14,634
Distributions from distributable earnings	—	—	—	(78,470)	(78,470)
Total increase (decrease) for the three months ended March 31, 2024	931,512	1	14,633	15,088	29,722
Balance at March 31, 2024	171,517,307	$172	$2,676,430	$(82,962)	$2,593,640
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
Issuance of common stock	2,408,940	3	37,431	—	37,434
Repurchases of common stock, net of commission costs	(77,777)	—	(1,130)	—	(1,130)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	195,252	195,252
Net realized gain (loss) on investment transactions	—	—	—	(38,896)	(38,896)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	33,792	33,792
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	198	198
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,222,823	2	33,702	—	33,704
Distributions from distributable earnings	—	—	—	(231,337)	(231,337)
Total increase (decrease) for the six months ended March 31, 2025	4,553,986	5	70,003	(41,039)	28,969
Balance at March 31, 2025	268,831,114	$269	$4,237,261	$(194,032)	$4,043,498
Balance at December 31, 2024	265,498,597	$265	$4,185,811	$(168,532)	$4,017,544
Issuance of common stock	2,408,940	3	37,431	—	37,434
Repurchases of common stock, net of commission costs	(77,777)	—	(1,130)	—	(1,130)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	98,662	98,662
Net realized gain (loss) on investment transactions	—	—	—	(11,041)	(11,041)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(8,783)	(8,783)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	146	146
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,001,354	1	15,149	—	15,150
Distributions from distributable earnings	—	—	—	(104,484)	(104,484)
Total increase (decrease) for the three months ended March 31, 2025	3,332,517	4	51,450	(25,500)	25,954
Balance at March 31, 2025	268,831,114	$269	$4,237,261	$(194,032)	$4,043,498
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$190,298	$169,334
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	5,124	4,655
Accretion of discounts and amortization of premiums on investments	(2,678)	(7,450)
Accretion of discounts and amortization of premiums on issued debt securities	1,681	455
Net realized (gain) loss on investments	42,220	17,368
Net realized (gain) loss on foreign currency transactions	3,879	(4,646)
Net realized (gain) loss on forward currency contracts	(7,203)	—
Net realized (gain) loss on extinguishment of debt	48	—
Net change in unrealized (appreciation) depreciation on investments	(38,906)	(17,013)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	11,546	3,969
Net change in unrealized (appreciation) depreciation on interest rate swap	4,697	2,772
Net change in unrealized (appreciation) depreciation on forward currency contracts	(6,432)	1,383
Proceeds from (fundings of) revolving loans, net	(5,016)	(1,658)
Fundings of investments	(1,208,048)	(147,267)
Proceeds from principal payments and sales of portfolio investments	840,343	321,264
Proceeds from settlements of forward currency contracts	10,264	—
Payment-in-kind interest capitalized	(27,921)	(23,397)
Non-cash dividends capitalized	(15,071)	(8,603)
Proceeds from non-cash dividends	3,549	—
Changes in operating assets and liabilities:
Cash collateral held at broker for derivatives	—	(4,800)
Interest receivable	8,293	(4,027)
Receivable for investments sold	—	(3,727)
Other assets	385	283
Interest payable	4,772	11,840
Management and incentive fees payable	7,250	(6,106)
Accrued trustee fees	89	(94)
Accounts payable and other liabilities	(2,459)	8,479
Net cash provided by (used in) operating activities	(179,296)	313,014
Cash flows from financing activities
Borrowings on debt	3,731,443	1,145,606
Repayments of debt	(3,496,076)	(999,698)
Capitalized debt issuance costs	(5,995)	(13,343)
Net proceeds from issuance of common stock (Note 11)	37,434	—
Purchases of common stock (Note 11)	(1,130)	—
Distributions paid	(197,633)	(123,572)
Net cash provided by (used in) financing activities	68,043	8,993
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(111,253)	322,007
Effect of foreign currency exchange rates	(1,915)	(1,865)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	359,552	140,206
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$246,384	$460,348
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$133,282	$71,205
Distributions declared for the period	231,337	153,092
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$33,704	$29,520
(1) Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	September 30, 2024
Cash and cash equivalents	$103,136	$123,120
Foreign currencies (cost of $13,763 and $7,973, respectively)	13,791	8,044
Restricted cash and cash equivalents	129,457	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$246,384	$359,552
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.*+	One stop	SF +	6.50%	(i)	10.81%				02/2029	$34,202	$33,981	0.9%	$34,629
PPW Aero Buyer, Inc.+	One stop	SF +	5.50%	(i)	9.80%				02/2029	7,853	7,804	0.2	7,853
PPW Aero Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(78)	—	—
PPW Aero Buyer, Inc.+	One stop	P +	5.50%	(a)(i)	12.03%				02/2029	66	65	—	66
										42,121	41,772	1.1	42,548
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.55%				11/2031	46,415	45,522	1.1	45,950
RJW Group Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2031	—	(33)	—	(34)
										46,415	45,489	1.1	45,916

Airlines
Accelya Lux Finco S.A.R.L.+(8)(13)(26)	One stop	SF +	7.00%	(i)	7.40%	cash/	4.00%	PIK	12/2026	9,085	8,961	0.2	8,903

Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(j)	8.97%				11/2030	4,760	4,715	0.1	4,712
Arnott, LLC+	One stop	P +	3.75%	(a)	11.25%				11/2030	134	127	—	126
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)	9.79%				01/2030	882	872	—	873
Collision SP Subco, LLC+	One stop	SF +	5.50%	(h)(j)	9.82%				01/2030	399	394	—	393
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)	9.79%				01/2030	14	13	—	13
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.94%				08/2027	6,791	6,744	0.2	6,248
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.94%				08/2027	1,374	1,354	—	1,264
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.95%				08/2027	186	182	—	170
North Haven Falcon Buyer, LLC+(7)(26)	One stop	SF +	8.00%	(i)	7.33%	cash/	5.00%	PIK	05/2027	9,344	8,661	0.2	5,513
North Haven Falcon Buyer, LLC+(7)(26)	One stop	SF +	8.00%	(i)	7.31%	cash/	5.00%	PIK	05/2027	1,561	1,447	—	921
OEConnection, LLC*	One stop	SF +	5.00%	(h)	9.32%				04/2031	10,237	10,195	0.3	10,237
OEConnection, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(33)	—	—
OEConnection, LLC+	One stop	SF +	5.00%	(h)	9.32%				04/2031	1,786	1,770	—	1,786
OEConnection, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(7)	—	—
										37,468	36,434	0.8	32,256
Automobiles
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.55%				06/2030	11,258	11,115	0.3	11,118
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.56%				06/2030	396	383	—	384
CG Group Holdings, LLC*+(26)	One stop	SF +	8.75%	(i)	11.05%	cash/	2.00%	PIK	07/2027	46,149	45,967	1.2	46,149
CG Group Holdings, LLC+(26)	One stop	SF +	8.75%	(h)(i)	11.07%	cash/	2.00%	PIK	07/2026	796	790	—	796
Denali Midco 2, LLC*	One stop	SF +	5.25%	(h)	9.57%				12/2028	38,258	38,030	1.0	38,258
Denali Midco 2, LLC+(26)	Second lien	N/A			13.00%	PIK			12/2029	10,846	10,754	0.3	10,846
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	8,917	9,060	0.2	8,917
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	2,668	2,711	0.1	2,668
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,621	1,647	0.1	1,621
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,540	1,565	0.1	1,540
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,344	1,366	—	1,344
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,293	1,278	—	1,293
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,108	1,105	—	1,108
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,075	1,072	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,075	1,072	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	887	885	—	887
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	863	861	—	863
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%				12/2028	403	398	—	403

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%	12/2028	$348	$344	—%	$348
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%	12/2028	294	291	—	294
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)	12/2028	—	(9)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%	12/2028	173	171	—	173
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.57%	12/2028	87	85	—	87
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)	12/2028	—	(4)	—	—
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	1,430	1,425	0.1	1,430
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	298	297	—	298
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	252	249	—	252
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	17	16	—	17
JHCC Holdings LLC*+	One stop	SF +	5.25%	(i)	9.55%	09/2027	17,799	17,745	0.4	17,799
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	6,922	6,906	0.2	6,922
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	5,152	5,222	0.1	5,152
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	4,926	4,931	0.1	4,926
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	2,778	2,796	0.1	2,778
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	1,650	1,641	—	1,650
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	730	727	—	730
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	692	689	—	692
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	11.75%	09/2027	80	79	—	80
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	2,880	2,848	0.1	2,880
MOP GM Holding, LLC^*+	One stop	SF +	5.75%	(i)	10.20%	11/2026	32,717	32,687	0.8	32,717
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.21%	11/2026	3,846	3,837	0.1	3,846
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(i)	10.19%	11/2026	3,599	3,583	0.1	3,599
MOP GM Holding, LLC^*	One stop	SF +	5.75%	(i)	10.19%	11/2026	3,518	3,499	0.1	3,518
MOP GM Holding, LLC^*	One stop	SF +	5.75%	(i)	10.20%	11/2026	2,607	2,594	0.1	2,607
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.19%	11/2026	2,150	2,140	0.1	2,150
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.19%	11/2026	1,983	1,967	—	1,983
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	722	718	—	722
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	530	527	—	530
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	400	397	—	400
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.19%	11/2026	266	265	—	266
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	202	201	—	202
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.19%	11/2026	88	88	—	88
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	88	88	—	88
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(26)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(i)	9.30%	07/2029	13,348	13,278	0.3	13,280
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	(23)	—	(23)
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	—	—	(6)
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	9.25%	07/2029	692	682	—	685
POY Holdings, LLC^*+	One stop	SF +	5.50%	(i)	9.95%	11/2027	28,343	28,575	0.7	28,343
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.95%	11/2027	3,684	3,737	0.1	3,684
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.95%	11/2027	1,304	1,303	—	1,304
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.94%	11/2027	869	868	—	869
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	11/2027	648	648	—	648
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	11/2027	289	289	—	289
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(2)	—	—
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(23)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.07%	06/2031	4,481	4,448	0.1	4,481
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.07%	06/2031	140	135	—	140
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(3)	—	—
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(h)	11.17%	12/2026	46,563	46,370	1.2	46,563
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(h)	11.17%	12/2026	41,590	41,553	1.0	41,590
TWAS Holdings, LLC*+	One stop	SF +	6.75%	(h)	11.17%	12/2026	10,797	10,785	0.3	10,797

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TWAS Holdings, LLC+	One stop	SF +	6.75%	(h)	11.17%		12/2026	$8,246	$8,281	0.2%	$8,246
TWAS Holdings, LLC+	One stop	SF +	6.75%	(h)	11.17%		12/2026	5,237	5,259	0.1	5,237
TWAS Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(5)	—	—
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(i)	9.29%		12/2029	2,596	2,584	0.1	2,583
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(i)	9.29%		12/2029	83	56	—	55
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.80%		12/2029	2,567	2,595	0.1	2,574
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.80%		12/2029	711	708	—	713
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.80%		12/2029	62	60	—	62
								401,971	401,231	9.9	401,683
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.75%	(i)	9.05%		11/2031	9,283	9,239	0.2	9,283
Empyrean Solutions, LLC+(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(7)	—	—
Empyrean Solutions, LLC+(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(18)	—	—
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.29%		12/2029	1,736	1,758	0.1	1,736
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.29%		12/2029	329	324	—	329
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.29%		12/2029	34	33	—	34
								11,382	11,329	0.3	11,382
Beverages
Financial Information Technologies, LLC*+	One stop	SF +	5.25%	(i)	9.55%		06/2030	34,451	34,386	0.9	34,451
Financial Information Technologies, LLC+(26)	One stop	N/A			14.00%	PIK	06/2031	21,327	21,200	0.5	21,967
Financial Information Technologies, LLC+	One stop	SF +	5.25%		N/A(6)		06/2030	—	—	—	—
Financial Information Technologies, LLC+	One stop	SF +	5.25%	(i)	9.55%		06/2030	2,210	2,207	0.1	2,210
Financial Information Technologies, LLC+(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Spindrift Beverage Co. Inc.+	One stop	SF +	5.25%	(h)	9.56%		02/2032	7,653	7,559	0.2	7,557
Spindrift Beverage Co. Inc.+	One stop	SF +	5.25%	(i)	9.56%		02/2032	105	87	—	86
Spindrift Beverage Co. Inc.+(5)	One stop	SF +	5.25%		N/A(6)		02/2032	—	(5)	—	(11)
Watermill Express, LLC^*	One stop	SF +	5.25%	(i)	9.70%		07/2029	3,047	3,032	0.1	3,055
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.70%		07/2029	294	294	—	295
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.70%		07/2029	237	234	—	237
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.70%		07/2029	735	731	—	737
Watermill Express, LLC+	One stop	SF +	5.25%	(i)	9.70%		07/2029	369	368	—	369
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	9.21%		07/2029	1,103	1,092	—	1,103
Winebow Holdings, Inc.*+	One stop	SF +	6.25%	(h)	10.67%		12/2027	9,299	9,137	0.2	8,463
								80,830	80,321	2.0	80,519

Building Products
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(i)	9.70%				11/2028	40,788	41,343	1.0	40,788
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(2)	—	—
										40,788	41,341	1.0	40,788
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				01/2031	2,527	2,550	0.1	2,514
BlueMatrix Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				01/2031	9,975	9,927	0.2	9,925
BlueMatrix Holdings, LLC+	One stop	SF +	5.75%		N/A(6)				01/2031	—	—	—	—
BlueMatrix Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				01/2031	—	(7)	—	(5)
										12,502	12,470	0.3	12,434
Chemicals
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.96%	cash/	4.00%	PIK	06/2025	15,443	13,972	0.3	12,818
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.96%	cash/	4.00%	PIK	06/2025	14,023	13,496	0.3	11,639
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.96%	cash/	4.00%	PIK	06/2025	2,727	2,619	0.1	2,264
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.96%	cash/	4.00%	PIK	06/2025	320	303	—	263
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.07%				03/2029	9,790	9,705	0.2	9,790
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.07%				03/2029	115	86	—	115
Krayden Holdings, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(43)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	E +	6.25%	(d)	5.63%	cash/	3.00%	PIK	09/2028	$50,403	$51,002	1.2%	$47,883
PHM NL SP Bidco B.V.+(8)(10)(26)	One stop	SF +	6.75%	(g)	8.31%	cash/	3.00%	PIK	09/2028	20,296	19,557	0.5	19,281
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	SN +	6.75%	(f)	8.21%	cash/	3.00%	PIK	09/2028	11,272	11,040	0.3	10,708
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	E +	6.75%	(d)	6.40%	cash/	3.00%	PIK	09/2028	5,260	5,216	0.1	5,002
										129,649	126,953	3.0	119,763
Commercial Services & Supplies
BradyIFS Holdings, LLC^+	One stop	SF +	5.00%	(i)	9.29%				10/2029	5,196	5,261	0.2	5,196
BradyIFS Holdings, LLC+	One stop	SF +	5.00%	(i)	9.29%				10/2029	33	32	—	33
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(i)	9.30%				06/2031	29,375	29,067	0.8	29,375
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(18)	—	—
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(41)	—	—
CHA Vision Holdings, Inc. +	One stop	SF +	5.00%	(i)	9.29%				01/2031	1,064	1,060	0.1	1,064
CHA Vision Holdings, Inc. +	One stop	SF +	5.00%	(i)	9.29%				01/2031	145	144	—	145
CHA Vision Holdings, Inc. +	One stop	SF +	5.00%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(i)	9.29%				09/2030	4,066	3,975	0.1	4,066
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2028	—	(7)	—	—
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(5)	—	—
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,519	1,508	0.1	1,524
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.30%				07/2027	158	157	—	158
North Haven Stack Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	1,557	1,543	0.1	1,557
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.30%				07/2027	333	316	—	333
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	283	281	—	283
North Haven Stack Buyer, LLC+	Second lien	N/A			9.75%				01/2028	23	10	—	23
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	12,222	12,210	0.3	12,222
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	2,307	2,290	0.1	2,313
North Haven Stack Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	1,473	1,465	0.1	1,473
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	1,411	1,404	—	1,411

North Haven Stack Buyer, LLC*	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	4,117	4,107	0.1	4,117
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	1,364	1,360	—	1,364
North Haven Stack Buyer, LLC*	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	1,358	1,355	—	1,358
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	200	199	—	200
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	100	99	—	100
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	673	667	—	673
North Haven Stack Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	2,270	2,259	0.1	2,270
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	482	479	—	482
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.30%				07/2027	906	901	—	906
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.30%				07/2027	685	682	—	685
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.30%				07/2027	759	755	—	759
Profile Products LLC+	One stop	SF +	5.75%	(j)	10.29%				11/2027	9,006	8,941	0.2	8,916
Profile Products LLC+(8)	One stop	SF +	5.50%	(j)	10.04%				11/2027	1,825	1,806	—	1,807
Profile Products LLC+	One stop	P +	4.75%	(a)	12.25%				11/2027	84	83	—	84
Profile Products LLC+	One stop	P +	4.50%	(a)	12.00%				11/2027	6	6	—	6
PSC Parent, Inc.*+	One stop	SF +	5.25%	(h)	9.57%				04/2031	5,478	5,468	0.1	5,478
PSC Parent, Inc.+	One stop	SF +	5.25%	(a)(h)	9.67%				04/2030	497	492	—	497
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	9.56%				04/2031	510	504	—	510
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	9.57%				04/2031	913	909	—	913
PT Intermediate Holdings III, LLC+(26)	One stop	SF +	5.00%	(i)	7.55%	cash/	1.75%	PIK	04/2030	12,342	12,368	0.3	12,342
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2030	—	(1)	—	—
Radwell Parent, LLC^*	One stop	SF +	5.50%	(i)	9.80%				03/2029	34,115	33,829	0.8	33,774
Radwell Parent, LLC*+	One stop	SF +	5.50%	(i)	9.80%				03/2029	32,790	32,837	0.8	32,462
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	9.80%				03/2029	330	288	—	318

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Radwell Parent, LLC+(5)	One stop	SF +	5.50%		N/A(6)		03/2029	$—	$(1)	—%	$(7)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	9.76%		06/2028	2,632	2,614	0.1	2,632
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	9.61%		06/2028	530	530	—	530
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%		N/A(6)		06/2028	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	9.64%		06/2028	494	493	—	494
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%	(h)	8.82%		06/2028	249	247	—	249
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.22%		07/2031	16,432	16,284	0.4	16,432
WRE Holding Corp.+	One stop	SF +	5.00%	(i)(j)	9.40%		07/2031	1,502	1,482	—	1,502
WRE Holding Corp.+(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(21)	—	—
								193,814	192,673	4.8	193,029
Communications Equipment
Lightning Finco Limited+(8)(15)	One stop	SF +	5.50%	(g)	10.24%		09/2028	14,802	14,779	0.4	14,802
Lightning Finco Limited+(8)(9)(15)	One stop	E +	5.50%	(d)	7.96%		09/2028	1,643	1,745	—	1,643
								16,445	16,524	0.4	16,445
Construction & Engineering
Consor Intermediate II, LLC*+	One stop	SF +	4.50%	(i)	8.80%		05/2031	4,751	4,759	0.1	4,751
Consor Intermediate II, LLC+(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(13)	—	—
Consor Intermediate II, LLC+(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(3)	—	—
Royal Holdco Corporation+	One stop	SF +	4.50%	(i)	8.79%		12/2030	6,011	5,952	0.2	5,951
Royal Holdco Corporation+(5)	One stop	SF +	4.50%		N/A(6)		12/2030	—	(5)	—	(5)
Royal Holdco Corporation+(5)	One stop	SF +	4.50%		N/A(6)		12/2030	—	(10)	—	(20)
								10,762	10,680	0.3	10,677
Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(i)	9.04%		10/2028	49,079	49,711	1.2	49,079
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.04%		10/2028	80	78	—	80
Chase Intermediate+	One stop	SF +	4.75%	(h)(i)	9.05%		10/2028	1,607	1,603	—	1,607
Fortis Solutions Group, LLC^*+	One stop	SF +	5.50%	(i)	9.90%		10/2028	51,862	51,519	1.3	51,862
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.90%		10/2028	170	84	—	170
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.90%		10/2028	141	83	—	141
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.90%		10/2027	272	265	—	272
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.75%	(i)	9.04%		01/2032	5,272	5,259	0.2	5,193
Packaging Coordinators Midco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	(1)	—	(8)
Packaging Coordinators Midco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	(32)
Packaging Coordinators Midco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	(187)
Packaging Coordinators Midco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	(1)
								108,483	108,601	2.7	108,176
Diversified Consumer Services
Any Hour, LLC*	One stop	SF +	5.25%	(i)	9.55%		05/2030	9,020	8,962	0.2	8,660
Any Hour, LLC+(26)	One stop	N/A			13.00%	PIK	05/2031	3,069	3,020	0.1	2,945
Any Hour, LLC+	One stop	SF +	5.25%	(i)	9.51%		05/2030	512	500	—	474
Any Hour, LLC+	One stop	SF +	5.25%	(i)	9.55%		05/2030	255	238	—	150
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2030	8,856	8,791	0.2	8,856
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2030	4,411	4,480	0.1	4,411
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2030	1,050	1,037	—	1,050
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2029	68	67	—	68
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.70%		08/2027	1,730	1,715	0.1	1,730
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.70%		08/2027	1,659	1,640	0.1	1,659
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.70%		08/2027	1,197	1,193	—	1,197
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.70%		08/2027	1,182	1,174	—	1,182
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.70%		08/2027	820	813	—	820

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.70%				08/2027	$723	$711	—%	$723
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.70%				08/2027	704	701	—	704
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.70%				08/2027	416	412	—	416
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.69%				08/2027	394	393	—	394
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.70%				08/2027	260	256	—	260
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.70%				08/2027	142	136	—	142
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.70%				08/2027	60	59	—	60
Certus Pest, Inc.+	One stop	SF +	5.25%		N/A(6)				08/2027	—	—	—	—
Certus Pest, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2027	—	(53)	—	—
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(i)	9.45%				01/2026	3,712	3,707	0.1	3,712
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
CHVAC Services Investment, LLC*+	One stop	SF +	5.00%	(i)	9.30%				05/2030	5,035	4,958	0.1	5,011
CHVAC Services Investment, LLC+	One stop	SF +	5.00%	(i)	9.29%				05/2030	1,332	1,302	—	1,317
CHVAC Services Investment, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(4)	—	(2)
CHVAC Services Investment, LLC+(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(43)	—	(44)
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(h)	9.56%				07/2027	5,518	5,464	0.2	5,518
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	2,388	2,377	0.1	2,388
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	2,327	2,313	0.1	2,327
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	1,525	1,517	0.1	1,525
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	1,376	1,374	—	1,376
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	1,148	1,142	—	1,148
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	1,077	1,071	—	1,077
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	1,041	1,040	—	1,041
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	917	916	—	917
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	692	688	—	692
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	—
EMS LINQ, LLC^+	One stop	SF +	6.25%	(i)	10.66%				12/2027	13,835	13,863	0.4	13,835
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.66%				12/2027	150	149	—	150
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	4,366	4,370	0.1	4,323
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	1,263	1,243	—	1,251
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	30	29	—	28
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	1,079	1,079	—	1,037
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	920	918	—	883
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	102	102	—	98
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	38	38	—	36
FPG Intermediate Holdco, LLC+(7)(26)	One stop	SF +	6.75%	(j)	5.47%	cash/	5.75%	PIK	03/2027	22,756	21,857	0.3	12,971
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(i)(j)	5.43%	cash/	5.75%	PIK	03/2027	873	873	—	873
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(j)	5.22%	cash/	5.75%	PIK	03/2027	54	53	—	54
FSS Buyer LLC+	One stop	SF +	5.00%	(h)	9.32%				08/2028	7,627	7,614	0.2	7,627
FSS Buyer LLC+	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.56%				06/2029	11,491	11,473	0.3	11,491
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.54%				06/2029	337	335	—	337
HS Spa Holdings, Inc.+	One stop	P +	4.25%	(a)(h)	10.70%				06/2028	68	66	—	68
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.50%	(i)	9.19%	cash/	0.75%	PIK	09/2026	3,388	3,381	0.1	3,388
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.50%	(j)	9.26%	cash/	0.75%	PIK	09/2026	1,996	1,990	—	1,996
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.50%	(j)	9.26%	cash/	0.75%	PIK	09/2026	850	848	—	850
Learn-it Systems, LLC+	Senior secured	SF +	4.75%	(j)	9.25%				09/2026	16	16	—	16
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.69%				11/2026	35,561	35,533	0.9	35,561
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.69%				11/2026	23,457	23,401	0.6	23,457
Liminex, Inc.^+	One stop	SF +	6.25%	(i)	10.69%				11/2026	20,270	20,548	0.5	20,270
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.69%				11/2026	15,913	15,768	0.4	15,913
Litera Bidco, LLC*	One stop	SF +	5.00%	(h)	9.32%				05/2028	5,175	5,185	0.1	5,175
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.32%				05/2028	2,066	2,060	0.1	2,066

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	$—	$(1)	—%	$—
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC*+	One stop	SF +	5.75%	(h)	10.17%				04/2029	11,325	11,277	0.3	10,985
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.17%				04/2029	5,214	5,239	0.1	5,058
Mario Purchaser, LLC+(26)	One stop	SF +	10.75%	(h)	15.17%	PIK			04/2032	4,784	4,801	0.1	4,784
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.17%				04/2029	453	416	—	316
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.18%				04/2028	54	53	—	50
NSG Buyer, Inc. *+	One stop	SF +	5.00%	(h)	9.32%				11/2029	37,020	36,777	0.9	37,020
NSG Buyer, Inc. +	One stop	SF +	5.00%	(h)	9.32%				11/2028	145	139	—	145
NSG Buyer, Inc. +(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(3)	—	—
NSG Buyer, Inc. +(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(38)	—	—
PADI Holdco, Inc.*	One stop	SF +	4.75%	(i)	9.21%				01/2029	21,243	20,972	0.6	21,243
PADI Holdco, Inc.+(8)(9)	One stop	E +	4.75%	(c)	7.25%				01/2029	19,456	20,266	0.5	19,456
PADI Holdco, Inc.+(8)(9)	One stop	A +	5.25%	(e)	9.40%				01/2029	7,117	7,115	0.2	7,117
PADI Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.19%				01/2029	818	808	—	818
PADI Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.21%				01/2029	500	492	—	500
PADI Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.19%				01/2029	169	167	—	169
Provenance Buyer LLC*+	One stop	SF +	5.50%	(i)	9.90%				06/2027	20,689	20,543	0.5	19,655
Provenance Buyer LLC*+	One stop	SF +	5.50%	(i)	9.90%				06/2027	13,938	13,879	0.3	13,242
Provenance Buyer LLC+	One stop	SF +	5.50%	(i)	9.90%				06/2027	212	209	—	200
RW AM Holdco LLC+	One stop	SF +	5.25%	(i)	9.65%				04/2028	26,233	25,575	0.6	22,823
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(13)	—	(40)
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	7.07%	cash/	2.25%	PIK	10/2031	35,503	35,177	0.9	35,503
Severin Acquisition, LLC+	One stop	SF +	4.75%	(h)(i)	9.06%				10/2031	667	625	—	667
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	7.07%	cash/	2.25%	PIK	10/2031	500	466	—	500
Stellar Brands, LLC+	Senior secured	SF +	4.50%	(j)	8.72%				02/2031	7,187	7,134	0.2	7,133
Stellar Brands, LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	(5)	—	(5)
Virginia Green Acquisition, LLC*+	One stop	SF +	5.25%	(j)	9.47%				12/2030	2,403	2,441	0.1	2,403
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(j)	9.51%				12/2030	169	168	—	169
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%		N/A(6)				12/2029	—	—	—	—
										454,096	451,535	10.8	437,569
Diversified Financial Services
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(h)	9.07%				06/2031	3,284	3,242	0.1	3,284
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(9)	—	—
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	—
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(i)	8.80%				07/2027	20,463	20,424	0.5	20,463
Banker's Toolbox, Inc.+	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(d)	7.85%				07/2031	16,114	15,970	0.4	16,114
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(26)	Subordinated debt	E +	8.00%	(c)	2.62%	cash/	8.00%	PIK	07/2032	1,994	1,973	0.1	1,994
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.+(8)(13)(26)	One stop	SF +	5.75%	(i)	9.80%	cash/	0.25%	PIK	12/2030	3,648	3,648	0.1	3,612
Corsair Blade IV S.A R.L.+(8)(9)(13)(26)	One stop	SN +	5.75%	(f)	9.96%	cash/	0.25%	PIK	12/2030	1,128	872	—	841
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(j)	11.43%				09/2029	5,347	5,274	0.1	5,373
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(j)	11.43%				09/2029	26	25	—	24
Flash Topco, Inc.+	One stop	SF +	6.00%	(i)	10.39%				10/2028	17,006	16,788	0.4	17,006
Flash Topco, Inc.+	One stop	SF +	6.00%	(i)	10.29%				10/2028	3,395	3,379	0.1	3,395
Flash Topco, Inc.+	One stop	SF +	6.50%	(h)(i)	10.81%				10/2028	140	137	—	140
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.50%	(h)	8.83%				11/2028	8,052	8,083	0.2	8,052
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	9.07%				11/2028	523	521	—	523
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%		N/A(6)	01/2032	$—	$—	—%	$—
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(i)	9.29%	10/2028	3,977	3,972	0.1	3,977
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(i)	9.29%	10/2028	2,868	2,864	0.1	2,868
Wealth Enhancement Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)	10/2028	—	(2)	—	—
Wealth Enhancement Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)	10/2028	—	(19)	—	—
							87,965	87,139	2.2	87,666

Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	SF +	5.00%	(i)	9.45%				07/2027	1,529	1,523	—	1,529

Electric Utilities
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%	(j)	8.01%	cash/	3.75%	PIK	01/2030	6,318	6,180	0.2	6,205
Smart Energy Systems, Inc.+(5)	One stop	SF +	7.50%		N/A(6)				01/2030	—	(10)	—	(25)
										6,318	6,170	0.2	6,180
Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(i)	9.05%				12/2030	1,418	1,403	—	1,418
Power Grid Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(2)	—	—
Wildcat TopCo, Inc.+	One stop	SF +	5.00%	(i)	9.30%				11/2031	23,419	23,198	0.6	23,419
Wildcat TopCo, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(40)	—	—
Wildcat TopCo, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(20)	—	—
										24,837	24,539	0.6	24,837
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(h)	9.42%				11/2028	33,889	33,064	0.8	33,889
CST Holding Company+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(3)	—	—
										33,889	33,061	0.8	33,889

Food & Staples Retailing
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.82%	03/2030	995	993	—	995
Mendocino Farms, LLC+	One stop	SF +	5.50%		N/A(6)	03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%		N/A(6)	03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.82%	03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.82%	03/2030	112	111	—	112
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.79%	02/2031	1,286	1,281	0.1	1,286
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.79%	02/2031	12	12	—	12
PDI TA Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)	02/2031	—	—	—	—
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.95%	07/2025	2,293	2,289	0.1	2,367
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.95%	07/2025	512	512	—	529
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.95%	07/2025	338	338	—	349
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.95%	07/2025	190	190	—	196
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	11.95%	07/2025	—	—	—	2
Wineshipping.com LLC+	One stop	SF +	5.75%	(i)	10.21%	10/2027	9,648	9,517	0.2	8,009
Wineshipping.com LLC+	One stop	SF +	5.75%	(j)	10.45%	10/2027	264	259	—	219
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(i)(j)	10.46%	10/2027	146	142	—	118
							15,906	15,754	0.4	14,304

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.+	One stop	SF +	6.00%	(i)	10.30%				10/2030	$4,881	$4,824	0.1%	$4,881
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(6)	—	—
Borrower R365 Holdings, LLC^+	One stop	SF +	6.00%	(i)	10.45%				06/2027	18,823	18,814	0.5	18,823
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				06/2027	1,556	1,547	—	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)	9.29%				08/2030	12,946	12,830	0.3	12,946
Eagle Family Foods Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(14)	—	—
Kodiak Cakes, LLC^*+	Senior secured	SF +	5.25%	(i)	9.54%				06/2028	46,145	45,793	1.2	46,145
Kodiak Cakes, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				06/2028	—	(4)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(i)	10.70%				07/2027	13,630	13,600	0.3	13,493
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(i)	10.70%				07/2027	182	179	—	178
MAPF Holdings, Inc.^+	One stop	SF +	6.50%	(i)	10.80%				12/2026	51,707	51,557	1.2	49,120
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.80%				12/2026	460	453	—	430
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.80%				12/2026	1,657	1,632	—	1,574
MAPF Holdings, Inc.+(26)	One stop	N/A			19.00%	PIK			12/2026	2,044	2,023	0.1	1,700
P&P Food Safety Holdings, Inc.*+	One stop	SF +	6.00%	(i)	10.45%				12/2026	24,684	24,655	0.6	24,684
P&P Food Safety Holdings, Inc.+	One stop	SF +	6.00%	(i)	10.45%				12/2026	30	29	—	30
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.80%				03/2029	22,740	22,649	0.6	22,740
Wizard Bidco Limited+(8)(9)(10)(26)	One stop	SN +	5.50%	(f)	8.46%	cash/	1.50%	PIK	03/2029	10,681	10,675	0.3	10,681
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.50%	(f)	10.96%				03/2029	8,039	7,722	0.2	8,039
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				09/2028	194	183	—	194
Wizard Bidco Limited+(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(38)	—	—
										220,630	219,333	5.4	217,445

Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	4.75%	(h)	9.07%	06/2028	7,050	7,011	0.2	7,050
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	9.07%	06/2028	458	455	—	458
Aspen Medical Products, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2028	—	(1)	—	—
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	9.07%	06/2028	895	886	—	895
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.20%	(g)	10.77%	08/2028	7,745	7,749	0.2	7,745
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.20%	(c)	8.74%	08/2028	4,482	4,789	0.1	4,482
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	5.95%	(g)	10.52%	08/2028	1,912	1,912	0.1	1,912
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.20%	(f)	10.77%	08/2028	1,307	1,346	—	1,307
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.20%	(c)	8.57%	08/2028	1,070	1,089	—	1,070
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.20%	(f)	10.77%	08/2028	553	524	—	553
Belmont Instrument, LLC*+	One stop	SF +	5.25%	(i)	9.55%	08/2028	14,430	14,336	0.4	14,430
Belmont Instrument, LLC+	One stop	SF +	5.25%	(i)	9.55%	08/2028	20	18	—	20
Blades Buyer, Inc.*+	Senior secured	SF +	5.00%	(i)	9.42%	03/2028	12,222	12,189	0.3	12,222
Blades Buyer, Inc.*+	Senior secured	SF +	5.25%	(i)	9.67%	03/2028	1,734	1,722	—	1,734
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(i)	9.42%	03/2028	1,402	1,394	—	1,402
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(h)	9.17%	03/2028	106	103	—	104
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%	08/2029	12	12	—	12
Blue River Pet Care, LLC+	One stop	SF +	5.75%		N/A(6)	08/2029	—	—	—	—
Blue River Pet Care, LLC*+	One stop	SF +	5.75%	(h)	10.17%	08/2029	62,614	62,454	1.6	62,614
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%	08/2029	12,398	12,509	0.3	12,398
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%	08/2029	2,891	2,916	0.1	2,891
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%	08/2029	2,779	2,804	0.1	2,779
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%	08/2029	2,751	2,776	0.1	2,751
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%	08/2029	2,114	2,134	0.1	2,114

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	$1,252	$1,248	—%	$1,252
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	415	413	—	415
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	300	297	—	300
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	294	292	—	294
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	299	297	—	299
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	257	256	—	257
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	227	226	—	227
CCSL Holdings, LLC*(8)	One stop	SF +	5.50%	(h)	9.82%				12/2028	20,952	20,909	0.5	20,952
CCSL Holdings, LLC*+(8)	One stop	SF +	5.50%	(h)	9.82%				12/2028	5,656	5,670	0.1	5,656
CCSL Holdings, LLC+(8)(9)	One stop	SN +	5.50%	(f)	9.96%				12/2028	3,440	3,339	0.1	3,440
CCSL Holdings, LLC+(8)	One stop	SF +	5.50%	(h)	9.82%				12/2028	3,480	3,452	0.1	3,480
CCSL Holdings, LLC*+(8)	One stop	SF +	5.50%	(h)	9.82%				12/2028	2,891	2,867	0.1	2,891
CCSL Holdings, LLC+(8)	One stop	SF +	5.50%	(h)	9.83%				12/2028	370	368	—	370
CCSL Holdings, LLC+(5)(8)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(5)	—	—
CCSL Holdings, LLC+(8)(9)	One stop	E +	5.50%	(b)	7.86%				12/2028	31,881	31,882	0.8	31,881
CCSL Holdings, LLC+(8)(9)	One stop	E +	5.50%	(b)	7.86%				12/2028	6,245	6,016	0.2	6,245
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	9.32%				12/2026	22,468	22,387	0.6	22,468
CMI Parent Inc.^*	One stop	SF +	5.00%	(h)	9.32%				12/2026	19,784	19,874	0.5	19,784
CMI Parent Inc.^*	Senior secured	SF +	5.00%	(h)	9.32%				12/2026	9,483	9,501	0.2	9,483
CMI Parent Inc.*+	One stop	SF +	5.00%	(h)	9.32%				12/2026	8,898	8,911	0.2	8,898
CMI Parent Inc.+	One stop	SF +	5.00%		N/A(6)				12/2026	—	—	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.81%				06/2031	7,891	7,821	0.2	7,891
HuFriedy Group Acquisition, LLC+(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(7)	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.80%				06/2031	1,431	1,404	—	1,431
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(i)	7.14%	cash/	6.00%	PIK	03/2029	1,199	1,199	—	1,199
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(h)(i)	13.14%	PIK			03/2029	895	692	—	850
TIDI Legacy Products, Inc.+	One stop	SF +	5.25%	(h)	9.57%				12/2029	3,502	3,562	0.1	3,502
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC+	One stop	SF +	5.75%	(i)	10.05%				12/2029	4,407	4,406	0.1	4,407
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	—
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(8)	—	—
										298,862	298,395	7.4	298,815

Healthcare Providers & Services
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.67%		12/2027	8,627	8,584	0.2	8,627
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.67%		12/2027	8,111	8,147	0.2	8,111
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.66%		12/2027	3,135	3,154	0.1	3,135
AAH TOPCO, LLC +(26)	Subordinated debt	N/A			11.50%	PIK	12/2031	2,890	2,782	0.1	2,804
AAH TOPCO, LLC +(5)	One stop	SF +	5.25%		N/A(6)		12/2027	—	(1)	—	—
AAH TOPCO, LLC +(5)	One stop	SF +	5.00%		N/A(6)		03/2031	—	(43)	—	(44)
Active Day, Inc.*+	One stop	SF +	5.00%	(h)	9.42%		05/2026	17,298	17,244	0.5	17,298
Active Day, Inc.+	One stop	SF +	5.00%	(i)	9.30%		05/2026	6,627	6,565	0.2	6,627
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.42%		05/2026	1,335	1,332	0.1	1,335
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.42%		05/2026	861	858	—	861
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.42%		05/2026	686	684	—	686
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.42%		05/2026	605	604	—	605
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.42%		05/2026	595	593	—	595
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)		05/2026	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.42%		05/2026	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%		03/2027	16,095	16,033	0.4	16,014
Acuity Eyecare Holdings, LLC+(26)	One stop	N/A			16.50%	PIK	06/2027	15,503	15,409	0.4	15,697

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	$3,975	$3,960	0.1%	$3,975
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	3,541	3,527	0.1	3,541
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(i)	10.70%				03/2027	3,504	3,489	0.1	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	3,122	3,110	0.1	3,122
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2027	1,996	1,988	0.1	1,986
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	1,819	1,812	0.1	1,819
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2027	1,018	1,014	—	1,013
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	441	439	—	441
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.70%	cash/	6.75%	PIK	03/2027	287	286	—	321
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.44%				03/2027	211	210	—	210
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	162	162	—	162
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.70%	cash/	6.75%	PIK	03/2027	112	111	—	125
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(i)	10.70%				03/2027	107	107	—	107
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	1	1	—	1
Acuity Eyecare Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				03/2027	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	16,803	16,965	0.4	16,803
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*+	One stop	SF +	6.00%	(i)	10.41%				03/2027	6,385	6,393	0.2	6,385
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^+	One stop	SF +	6.00%	(i)	10.41%				03/2027	5,338	5,338	0.1	5,338
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	3,646	3,627	0.1	3,646
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,394	1,388	—	1,394
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.39%				03/2027	833	832	—	833
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.39%				03/2027	394	394	—	394
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.54%				09/2030	2,726	2,671	0.1	2,726
Bamboo US Bidco LLC+(8)(9)	One stop	E +	5.25%	(c)	7.86%				09/2030	1,835	1,752	0.1	1,835
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(h)(i)	9.55%				09/2030	417	416	—	417
Bamboo US Bidco LLC+(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	(6)	—	—
Bamboo US Bidco LLC+	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC+(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(11)	—	—
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	5.00%	(i)	9.31%				11/2030	13,038	12,962	0.3	12,956
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	5.00%	(h)	9.32%				11/2030	10,000	9,938	0.2	9,938
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(13)	—	(14)
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(42)	—	(45)
Community Care Partners, LLC+	One stop	SF +	6.00%	(h)	10.44%				06/2026	3,472	3,423	0.1	3,472
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.75%	(i)	10.20%				06/2027	23,282	23,239	0.6	23,282
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.75%	(i)	10.20%				06/2027	6,286	6,267	0.2	6,286
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.75%	(i)	10.20%				06/2027	5,638	5,630	0.2	5,638
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	5.75%	(i)	10.20%				06/2027	4,258	4,246	0.1	4,258
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	5.75%	(i)	10.05%				06/2027	30	30	—	30
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.25%	(j)	9.68%				04/2031	771	758	—	771
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				04/2031	462	446	—	462
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(1)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				10/2030	—	(2)	—	—
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	15,593	15,294	0.4	15,436

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	$8,137	$7,984	0.2%	$8,056
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	4,209	4,151	0.1	4,167
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	2,140	2,100	0.1	2,119
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	1,889	1,864	—	1,870
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	1,176	1,144	—	1,165
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	977	945	—	967
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	962	939	—	952
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	921	899	—	912
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	834	814	—	825
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	423	409	—	419
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	358	349	—	354
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	175	171	—	173
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.21%				02/2027	168	163	—	167
Encorevet Group LLC+	One stop	SF +	8.75%	(i)	13.21%				02/2027	155	155	—	157
Encorevet Group LLC+(26)	One stop	N/A			13.00%	PIK			05/2027	102	96	—	98
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.20%				02/2027	94	92	—	94
ERC Topco Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	11.06%	PIK			03/2030	7,246	6,667	0.2	6,667
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(i)	10.06%				03/2030	1,069	992	—	1,069
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(i)	10.06%				03/2030	76	76	—	76
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%				03/2027	10,597	11,333	0.3	10,597
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%				03/2027	3,830	4,095	0.1	3,830
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%				03/2027	2,608	2,802	0.1	2,609
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%				03/2027	2,484	2,664	0.1	2,484
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^+(8)(12)	One stop	SF +	5.75%	(i)	10.19%				03/2027	1,105	1,104	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(i)	10.19%				03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%				03/2027	453	474	—	453
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(j)	9.26%				12/2026	2,520	2,537	0.1	2,520
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(j)	9.26%				12/2026	1,196	1,190	—	1,196
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.*+(8)(12)	Senior secured	SF +	4.50%	(h)	8.82%				03/2028	13,558	13,581	0.3	13,558
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(h)	8.82%				03/2028	3,171	3,157	0.1	3,171
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2028	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	2,585	2,579	0.1	2,585
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	2,375	2,367	0.1	2,375
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	1,517	1,518	—	1,517
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	1,390	1,386	—	1,390
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2026	668	666	—	668
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	611	610	—	611
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	90	90	—	90
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				05/2026	8	7	—	8
LOV Acquisition LLC+	Senior secured	SF +	4.50%	(h)	8.82%				11/2031	25,123	25,003	0.6	25,123
LOV Acquisition LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(13)	—	—
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)(26)	One stop	CA +	6.00%	(l)	6.98%	cash/	2.00%	PIK	05/2028	24,771	27,968	0.6	24,523
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.50%	(i)	9.95%				05/2028	5,851	5,788	0.1	5,764
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.50%	(i)	9.95%				05/2028	4,128	4,058	0.1	4,066
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	8.48%				05/2028	1,535	1,689	—	1,520
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	8.48%				05/2028	$799	$865	—%	$792
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	8.50%				05/2026	159	147	—	156
New Look Corporation and New Look Vision Group Inc. +(8)(12)(26)	One stop	SF +	6.00%	(i)	8.45%	cash/	2.00%	PIK	05/2028	131	126	—	129
New Look Corporation and New Look Vision Group Inc. +(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(2)	—	(2)
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	10.06%				01/2027	18,233	18,050	0.5	18,233
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	10.06%				01/2027	12,212	12,126	0.3	12,212
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	2,455	2,437	0.1	2,455
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	2,372	2,355	0.1	2,372
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	1,499	1,488	—	1,499
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	1,361	1,352	—	1,361
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	677	672	—	677
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	530	525	—	530
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.50%	(a)	12.00%				01/2027	522	502	—	522
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	178	178	—	178
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.06%				01/2027	102	101	—	102
Premise Health Holding Corp.+	One stop	SF +	5.50%	(i)	9.80%				03/2031	1,385	1,379	—	1,385
Premise Health Holding Corp.+(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.19%				05/2027	24,969	25,018	0.6	24,969
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.19%				05/2027	2,581	2,568	0.1	2,581
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.21%				05/2027	2,158	2,152	0.1	2,158
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	1,187	1,184	—	1,187
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.20%				05/2027	1,086	1,083	—	1,086
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.19%				05/2027	733	731	—	733
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.19%				05/2027	244	243	—	244
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.19%				05/2027	215	214	—	215
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.19%				05/2027	201	200	—	201
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	201	200	—	201
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.19%				05/2027	79	79	—	79
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.20%				05/2027	40	39	—	40
Suveto Buyer, LLC*+	One stop	SF +	4.75%	(h)	9.07%				09/2027	27,601	27,595	0.7	27,601
Suveto Buyer, LLC+	One stop	SF +	4.75%	(h)	9.07%				09/2027	8,094	7,988	0.2	8,094
Suveto Buyer, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(2)	—	—
										481,108	482,900	11.9	479,533

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.*+	One stop	SF +	5.50%	(i)	9.80%				05/2030	$7,138	$7,108	0.2%	$7,138
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(i)	9.80%				05/2030	176	167	—	176
Amberfield Acquisition Co.+(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(2)	—	—
Color Intermediate, LLC*+	Senior secured	SF +	4.75%	(i)	9.15%				10/2029	17,477	17,439	0.5	17,477
Connexin Software, Inc.+	One stop	SF +	8.50%	(i)	12.95%				03/2027	11,759	11,737	0.3	11,759
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(i)	10.29%				01/2029	6,032	6,017	0.2	6,032
Crow River Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(h)	10.32%				01/2029	8,700	8,619	0.2	8,700
ESO Solution, Inc.^+	One stop	SF +	6.75%	(i)	11.07%				05/2027	11,360	11,381	0.3	11,360
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	11.07%				05/2027	3,803	3,747	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	11.07%				03/2027	108	108	—	108
GHX Ultimate Parent Corporation+	One stop	SF +	4.75%	(i)	9.05%				12/2031	54,019	53,499	1.3	54,019
GHX Ultimate Parent Corporation+(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(48)	—	—
HealthEdge Software, Inc.+	One stop	SF +	4.75%	(i)	9.07%				07/2031	19,315	19,142	0.5	19,315
HealthEdge Software, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(23)	—	—
HealthEdge Software, Inc.+	One stop	SF +	4.75%	(i)	9.07%				07/2031	8,521	8,442	0.2	8,521
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.79%				07/2031	15,792	15,650	0.4	15,792
Kona Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(17)	—	—
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.79%				07/2031	927	909	—	927
Kona Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(21)	—	—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(f)	10.21%				02/2031	612	600	—	606
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%				02/2031	283	278	—	274
Lacker Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(2)	—	(1)
Neptune Holdings, Inc.*	One stop	SF +	4.50%	(i)	8.80%				09/2030	16,098	16,189	0.4	16,098
Neptune Holdings, Inc.+	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.+(26)	One stop	SF +	4.95%	(h)	6.82%	cash/	2.45%	PIK	08/2031	52,019	51,551	1.3	52,019
Netsmart Technologies, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(64)	—	—
Netsmart Technologies, Inc.+(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(31)	—	—
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2029	7,995	7,838	0.2	7,915
Plasma Buyer LLC+	One stop	SF +	6.25%	(i)	10.55%				05/2029	302	298	—	299
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2028	92	89	—	90
QF Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.29%				12/2027	929	925	—	929
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	11,348	11,338	0.3	11,461
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	11,046	11,003	0.3	11,157
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	7,278	7,271	0.2	7,350
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	1,871	1,870	—	1,890
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	1,663	1,662	—	1,680
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	1,248	1,246	—	1,260
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	1,040	1,038	—	1,050
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	832	831	—	840
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	166	166	—	167
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	06/2025	88	88	—	90
Transaction Data Systems, Inc.^*+	One stop	SF +	4.50%	(i)	8.95%				02/2026	74,989	74,911	1.9	74,989
Transaction Data Systems, Inc.+	One stop	SF +	4.50%		N/A(6)				02/2026	—	—	—	—
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(j)	5.29%	cash/	5.75%	PIK	04/2028	3,515	3,247	0.1	2,532
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(j)	5.39%	cash/	5.75%	PIK	04/2028	415	304	—	299
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(j)	5.27%	cash/	5.75%	PIK	04/2028	106	86	—	76
										359,062	356,585	8.9	358,197

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(i)	10.46%				08/2028	$13,610	$13,586	0.4%	$13,610
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.44%				08/2028	686	682	—	686
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.45%				08/2028	469	434	—	469
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.45%				08/2028	170	168	—	170
BJH Holdings III Corp.*+	One stop	SF +	5.00%	(i)	9.33%				08/2027	70,109	69,949	1.8	70,109
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.33%				08/2027	5,589	5,520	0.2	5,589
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.30%				08/2027	381	371	—	381
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.19%				09/2028	17,911	17,910	0.5	17,552
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.19%				09/2028	3,193	3,180	0.1	3,129
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.19%				09/2028	2,145	2,145	0.1	2,102
Cafe Rio Holding, Inc.*	One stop	SF +	5.75%	(i)	10.19%				09/2028	1,361	1,361	—	1,334
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.19%				09/2028	1,202	1,202	—	1,178
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(h)(i)	10.20%				09/2028	182	182	—	176
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.19%				09/2028	172	172	—	169
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.19%				09/2028	124	123	—	121
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.19%				09/2028	98	98	—	96
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.19%				09/2028	97	96	—	95
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.19%				09/2028	78	78	—	76
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.19%				09/2028	49	49	—	48
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				09/2028	—	(1)	—	—
EOS Fitness Opco Holdings, LLC*+	One stop	SF +	5.25%	(i)	9.54%				01/2028	11,011	10,999	0.3	11,011
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	9.55%				01/2028	7,482	7,434	0.2	7,482
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	2,816	2,798	0.1	2,816
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	1,792	1,780	0.1	1,792
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	1,765	1,756	0.1	1,765
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	1,479	1,471	0.1	1,479
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	1,229	1,224	—	1,229
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	1,088	1,085	—	1,088
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	1,063	1,058	—	1,063
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	9.57%				01/2028	849	807	—	849
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				01/2028	601	597	—	601
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	—
ESN Venture Holdings, LLC*+	One stop	SF +	5.75%	(i)	10.05%				10/2028	5,381	5,328	0.1	5,381
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.06%				10/2028	1,593	1,583	0.1	1,593
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	919	914	—	919
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	813	805	—	813
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	440	438	—	440
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.04%				10/2028	386	336	—	386
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	374	370	—	374
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	209	202	—	209
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	182	181	—	182
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(i)	9.30%				03/2027	1,391	1,388	—	1,391
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%		N/A(6)				03/2027	—	—	—	—
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(i)	10.33%				11/2029	1,072	1,070	—	1,072
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(2)	—	—
Harri US LLC^+(26)	One stop	SF +	10.00%	(i)	10.46%	cash/	4.00%	PIK	08/2026	1,277	1,234	—	1,267
Harri US LLC+(26)	One stop	SF +	10.00%	(i)	10.46%	cash/	4.00%	PIK	08/2026	864	855	—	857
Harri US LLC+(26)	One stop	SF +	10.00%	(i)	10.46%	cash/	4.00%	PIK	08/2026	838	831	—	832
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(1)	—	—
Harri US LLC+(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(28)	—	(10)
Health Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				04/2029	3,882	3,873	0.1	3,882
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	1,772	1,751	—	1,772

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	$890	$880	—%	$890
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	129	128	—	129
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
PB Group Holdings, LLC+(26)	One stop	SF +	5.50%	(h)	7.07%	cash/	2.75%	PIK	08/2030	37,241	37,076	0.9	37,241
PB Group Holdings, LLC+	One stop	SF +	5.00%	(h)	9.32%				08/2030	513	493	—	513
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.46%				03/2032	4,789	4,753	0.1	4,753
Rooster BidCo Limited+(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	(7)
Rooster BidCo Limited+(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(26)	—	(26)
SDC Holdco, LLC*	One stop	SF +	4.75%	(i)	9.05%				06/2031	21,736	21,640	0.6	21,737
SDC Holdco, LLC+(26)	Second lien	SF +	8.50%	(i)	12.80%	PIK			06/2032	3,563	3,541	0.1	3,563
SDC Holdco, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(9)	—	—
SSRG Holdings, LLC*	One stop	SF +	4.75%	(i)	9.05%				11/2027	12,470	12,421	0.3	12,470
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(i)	9.05%				11/2027	7,742	7,802	0.2	7,743
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	9.05%				11/2027	1,453	1,447	—	1,453
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	9.05%				11/2027	611	609	—	611
Super REGO, LLC+(26)	Subordinated debt	N/A			15.00%	PIK			03/2030	68	67	—	68
YE Brands Holding, LLC*+	One stop	SF +	4.75%	(i)	9.05%				10/2027	17,543	17,707	0.4	17,543
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.05%				10/2027	965	960	—	965
YE Brands Holding, LLC+	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
										279,907	278,931	6.9	279,271
Household Products
WU Holdco, Inc.*+	One stop	SF +	5.00%	(i)	9.30%				03/2027	4,823	4,840	0.1	4,823
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.30%				03/2027	1,704	1,701	—	1,704
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.30%				03/2027	443	441	—	443
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.30%				03/2027	2,223	2,214	0.1	2,223
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.30%				03/2027	130	130	—	130
										9,323	9,326	0.2	9,323
Industrial Conglomerates
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(i)	9.15%				04/2026	3,176	3,171	0.1	3,145
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.15%				04/2026	638	628	—	632
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.15%				04/2026	594	584	—	587
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.15%				04/2025	99	98	—	99
Dwyer Instruments, Inc.+(8)(9)	One stop	E +	5.00%	(c)	7.33%				07/2029	49,100	47,407	1.2	49,100
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	1,493	1,479	0.1	1,493
Dwyer Instruments, Inc.+(5)(8)(9)	One stop	E +	5.00%		N/A(6)				07/2029	—	(44)	—	—
Dwyer Instruments, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(30)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	5,798	5,781	0.2	5,798
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	174	147	—	174
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	1,470	1,456	0.1	1,470
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	470	466	—	470
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	551	542	—	551
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.30%				06/2031	11,514	11,412	0.3	11,399
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.30%				06/2030	226	213	—	215
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(10)	—	(23)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(52)	—	—
Excelitas Technologies Corp.+	One stop	SF +	5.25%	(h)	9.57%				08/2029	10,022	9,964	0.2	10,022
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.25%	(b)	7.61%				08/2029	1,855	1,784	—	1,855
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2028	—	(2)	—	—
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(2)	—	—
										87,180	84,992	2.2	86,987

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.^*+	One stop	SF +	4.75%	(i)	9.04%	11/2029	$36,876	$36,881	0.9%	$36,876
Accession Risk Management Group, Inc.^*+	One stop	SF +	4.75%	(i)	9.04%	11/2029	9,450	9,365	0.2	9,450
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.05%	11/2029	8,319	8,312	0.2	8,319
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.04%	11/2029	8,032	7,996	0.2	8,032
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.05%	11/2029	7,813	7,811	0.2	7,813
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.05%	11/2029	5,222	5,274	0.1	5,222
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.05%	11/2029	618	532	—	618
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)	11/2029	—	(13)	—	—
Alera Group, Inc.^*+	One stop	SF +	5.25%	(h)	9.57%	10/2028	35,234	35,286	0.9	35,234
Alera Group, Inc.+	One stop	SF +	5.25%	(h)	9.57%	10/2028	10,013	10,011	0.3	10,013
Alera Group, Inc.+	One stop	SF +	5.25%	(h)	9.57%	10/2028	3,997	4,055	0.1	3,997
Alera Group, Inc.+	One stop	SF +	5.75%	(h)	10.07%	10/2028	3,479	3,486	0.1	3,487
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	4,445	4,455	0.1	4,445
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	1,324	1,322	—	1,324
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	1,117	1,114	—	1,117
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	161	161	—	161
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.25%	(i)	9.54%	03/2028	561	552	—	561
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.25%	(i)	9.56%	03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.25%	(i)	9.54%	03/2028	92	85	—	92
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.25%	(i)	9.54%	03/2028	60	59	—	60
Captive Resources Midco, LLC+	One stop	SF +	4.75%	(h)	9.07%	07/2029	23,291	23,268	0.6	23,291
Captive Resources Midco, LLC+(5)	One stop	SF +	4.75%		N/A(6)	07/2028	—	(2)	—	—
Disco Parent, Inc.+	One stop	SF +	7.50%	(i)	11.81%	03/2029	9,240	9,160	0.2	9,240
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)	03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	12/2030	1,727	1,760	0.1	1,730
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	12/2030	1,586	1,590	—	1,590
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	12/2029	12	12	—	12
Doxa Insurance Holdings LLC+(5)	One stop	SF +	5.00%		N/A(6)	12/2030	—	(24)	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	8.36%	04/2031	1,059	1,033	—	1,059
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	8.36%	04/2031	195	184	—	195
Illumifin Corporation+(26)	One stop	SF +	6.00%	(i)	10.55%	09/2027	4,670	4,486	0.1	4,390
Integrated Specialty Coverages, LLC+	One stop	SF +	4.75%	(i)	9.05%	07/2030	10,189	10,113	0.3	10,189
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)	07/2030	—	(4)	—	—
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(i)	9.31%	08/2028	44,989	44,665	1.1	44,989
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)	08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)	08/2028	—	(11)	—	—
J.S. Held Holdings, LLC^*+	One stop	SF +	5.50%	(i)	9.95%	06/2028	38,027	37,657	0.9	38,027
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	06/2028	6,960	6,870	0.2	6,960
J.S. Held Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	06/2028	—	(8)	—	—
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	3,540	3,520	0.1	3,504
Keystone Agency Partners LLC+	One stop	SF +	5.00%	(h)	9.29%	05/2027	3,040	3,012	0.1	3,010
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	2,865	2,845	0.1	2,836
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	2,860	2,902	0.1	2,832
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	2,028	2,022	—	2,008
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	615	614	—	609
Keystone Agency Partners LLC+(5)	One stop	SF +	5.00%		N/A(6)	05/2027	—	(26)	—	(57)
Majesco^*	One stop	SF +	4.75%	(i)	9.05%	09/2028	28,101	28,132	0.7	28,101
Majesco+(5)	One stop	SF +	4.75%		N/A(6)	09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	6.25%	(b)(c)	8.78%	02/2029	1,118	1,113	—	1,153
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.06%	11/2029	2,270	2,304	0.1	2,270
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.06%				11/2029	$470	$469	—%	$470
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.07%				11/2029	28	28	—	28
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	5.00%	(j)	9.28%				05/2030	74,461	73,896	1.8	74,461
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(55)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.45%				10/2028	15,366	15,364	0.4	15,366
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.45%				10/2028	3,141	3,129	0.1	3,141
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.30%				10/2028	2,399	2,389	0.1	2,399
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(h)	9.42%				10/2028	107	100	—	107
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.46%				02/2028	23,090	25,253	0.6	23,149
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.46%				02/2028	19,380	20,600	0.5	19,428
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.45%				02/2028	8,898	9,233	0.2	8,922
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.46%				02/2028	7,578	8,401	0.2	7,598
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.43%				02/2027	180	181	—	180
People Corporation+(5)(8)(9)(12)	One stop	CA +	5.25%		N/A(6)				02/2028	—	(71)	—	—
World Insurance Associates, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(20)	—	(40)
World Insurance Associates, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(3)	—	(3)
										480,671	483,196	11.9	480,343
Internet & Direct Marketing Retail
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.19%				04/2027	20,404	20,124	0.4	17,751
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.19%				04/2027	11,942	11,760	0.3	10,390
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.19%				04/2027	5,921	5,831	0.1	5,151
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.19%				04/2027	3,567	3,497	0.1	3,104
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.19%				04/2027	2,428	2,375	0.1	2,112
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.19%				04/2027	2,384	2,293	—	2,075
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.19%				04/2027	228	216	—	198
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.19%				04/2027	274	259	—	214
										47,148	46,355	1.0	40,995
IT Services
Acquia, Inc.^*+	One stop	SF +	7.00%	(i)	11.44%				10/2026	12,020	11,995	0.3	12,020
Acquia, Inc.+	One stop	SF +	7.00%	(i)	11.44%				10/2026	1,083	1,078	—	1,083
Acquia, Inc.+	One stop	SF +	7.00%	(i)	11.45%				10/2026	112	112	—	112
CivicPlus, LLC^+	One stop	SF +	5.75%	(i)	10.21%				08/2027	9,175	9,188	0.2	9,175
CivicPlus, LLC+	One stop	SF +	5.75%	(i)	10.21%				08/2027	5,430	5,441	0.1	5,430
CivicPlus, LLC+	One stop	SF +	5.75%	(i)	10.21%				08/2027	4,301	4,307	0.1	4,301
CivicPlus, LLC+(26)	One stop	SF +	11.75%	(j)	17.00%	PIK			06/2034	600	596	—	606
CivicPlus, LLC+	One stop	SF +	6.00%		N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	05/2028	5,352	5,348	0.1	5,298
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	05/2028	2,457	2,431	0.1	2,433
Critical Start, Inc.+(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	(1)	—	(2)
Delinea Inc.^*	One stop	SF +	5.75%	(i)	10.20%				03/2028	22,492	22,499	0.6	22,492
Delinea Inc.^*	One stop	SF +	5.75%	(i)	10.20%				03/2028	13,058	13,060	0.3	13,058
Delinea Inc.+	One stop	SF +	5.75%	(i)	10.20%				03/2028	11,443	11,430	0.3	11,443
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(1)	—	—
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(c)(d)	9.15%	PIK			07/2029	14,240	13,693	0.3	14,098
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	9.15%	PIK			07/2029	1,329	1,304	—	1,306
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	6.25%	(d)	9.02%				01/2029	216	209	—	214
Kentik Technologies, Inc.+(26)	Second lien	SF +	12.25%	(i)	16.55%	PIK			11/2029	53	50	—	51
Kentik Technologies, Inc.+(5)	Second lien	SF +	12.25%		N/A(6)				11/2029	—	(1)	—	(2)
Netwrix Corporation*+	One stop	SF +	4.75%	(i)	9.06%				06/2029	7,935	7,940	0.2	7,935
Netwrix Corporation+	One stop	SF +	4.75%	(i)	9.06%				06/2029	385	385	—	385
Netwrix Corporation+	One stop	SF +	4.75%	(i)	9.06%				06/2029	91	88	—	91

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation+(5)	One stop	SF +	4.75%		N/A(6)				06/2029	$—	$(1)	—%	$—
Optimizely North America, Inc.+	One stop	SF +	5.00%	(h)	9.32%				10/2031	38,320	37,960	1.0	38,320
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.25%	(b)	7.61%				10/2031	14,678	14,591	0.4	14,678
Optimizely North America, Inc.+(8)(9)	One stop	SN +	5.50%	(f)	9.96%				10/2031	5,773	5,740	0.2	5,773
Optimizely North America, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2031	—	(93)	—	—
PDQ Intermediate, Inc.+(26)	Subordinated debt	N/A			13.75%	PIK			10/2031	122	121	—	122
Recordxtechnologies, LLC*+	One stop	SF +	5.25%	(i)	9.55%				12/2027	18,776	18,937	0.5	18,777
Recordxtechnologies, LLC*	One stop	SF +	5.25%	(i)	9.55%				12/2027	12,490	12,394	0.3	12,490
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.55%				12/2027	1,760	1,775	—	1,760
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.55%				12/2027	889	883	—	889
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.55%				12/2027	2	—	—	2
ReliaQuest Holdings, LLC+(26)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	04/2031	11,928	11,930	0.3	11,928
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(4)	—	—
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	—
Saturn Borrower Inc.*+	One stop	SF +	6.00%	(i)	10.30%				11/2028	27,463	27,039	0.7	27,052
Saturn Borrower Inc.+(5)	One stop	SF +	6.00%		N/A(6)				11/2028	—	(8)	—	(7)
WPEngine, Inc.+	One stop	SF +	6.50%	(i)	10.82%				08/2029	5,438	5,421	0.2	5,438
WPEngine, Inc.+	One stop	SF +	6.50%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	10.81%				07/2027	7,211	7,251	0.2	7,211
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	10.81%				07/2027	1,406	1,399	—	1,406
Zarya Holdco, Inc.+	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										258,028	256,485	6.4	257,366

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC*	One stop	SF +	4.50%	(h)	8.82%				09/2031	$56,978	$56,714	1.4%	$56,978
Crunch Holdings, LLC+(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(37)	—	—
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.25%	(i)	9.55%				03/2030	837	835	—	837
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(2)	—	—
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.20%				03/2027	7,753	7,753	0.2	7,753
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.20%				03/2027	1,709	1,709	0.1	1,709
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.20%				03/2027	1,188	1,188	—	1,188
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	11.20%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop	SF +	6.75%		N/A(6)				03/2027	—	—	—	—
										69,093	68,788	1.7	69,093
Life Sciences Tools & Services
Celerion Buyer, Inc.*+	One stop	SF +	5.00%	(i)	9.30%				11/2029	31,022	30,723	0.8	31,022
Celerion Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(72)	—	—
Celerion Buyer, Inc.*	One stop	SF +	5.00%	(i)	9.30%				11/2029	22,012	21,808	0.5	22,012
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.05%				06/2031	8,825	8,785	0.2	8,825
Graphpad Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(4)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.05%				06/2031	221	211	—	221
PAS Parent Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(16)	—	—
PAS Parent Inc.*+	One stop	SF +	4.75%	(h)	9.07%				12/2028	55,235	55,254	1.4	55,235
PAS Parent Inc.+	One stop	SF +	4.75%	(h)	9.07%				12/2027	8	3	—	8
PAS Parent Inc.+	One stop	SF +	4.75%	(h)	9.07%				12/2028	2,929	2,947	0.1	2,929
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.87%				08/2027	1,393	1,381	—	1,379
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.87%				08/2027	1,176	1,163	—	1,164
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	(1)	—	—
										122,821	122,181	3.0	122,795
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.75%	(h)	9.07%				08/2031	10,508	10,412	0.3	10,508
AI Titan Parent, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(10)	—	—
AI Titan Parent, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(12)	—	—
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.80%				12/2030	4,454	4,530	0.1	4,454
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.80%				12/2030	493	493	—	493
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(h)(i)	9.81%				12/2029	35	35	—	35
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.95%	cash/	1.50%	PIK	11/2026	13,765	13,635	0.3	13,215
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.95%	cash/	1.50%	PIK	11/2026	1,301	1,284	—	1,249
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.95%	cash/	1.50%	PIK	11/2026	294	287	—	273
										30,850	30,654	0.7	30,227
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.00%	(i)	9.30%				04/2029	33,694	33,848	0.9	33,694
Project Nike Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.30%				04/2029	746	743	—	746
Project Nike Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.30%				04/2029	236	234	—	236
										34,676	34,825	0.9	34,676
Media
Lotus Topco, Inc.*	One stop	SF +	4.75%	(i)	9.05%				06/2030	5,138	5,104	0.1	5,138
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(7)	—	—
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(17)	—	—
Triple Lift, Inc.^*	One stop	SF +	5.75%	(i)	10.20%				05/2028	7,262	7,169	0.2	6,972
Triple Lift, Inc.*+	One stop	SF +	5.75%	(i)	10.20%				05/2028	1,548	1,520	—	1,487
Triple Lift, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(4)	—	(6)
										13,948	13,765	0.3	13,591

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.82%				12/2029	$5,265	$5,347	0.1%	$5,265
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
										5,265	5,347	0.1	5,265
Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.25%	(i)	9.70%				12/2027	14,397	14,414	0.4	14,397
Messenger, LLC+(8)(9)	One stop	SN +	5.25%	(f)	9.81%				12/2027	894	876	—	894
Messenger, LLC+	One stop	SF +	5.25%	(i)	9.70%				12/2027	520	519	—	520
Messenger, LLC+(8)(9)	One stop	SN +	5.25%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC*+	One stop	SF +	5.25%	(h)	9.67%				12/2027	1,508	1,532	—	1,508
Messenger, LLC+	One stop	SF +	5.25%	(i)	9.70%				12/2027	756	756	—	756
Messenger, LLC+	One stop	SF +	5.25%		N/A(6)				12/2027	—	—	—	—
										18,075	18,097	0.4	18,075
Personal Products
IMPLUS Footcare, LLC+(7)(26)	One stop	SF +	9.25%	(i)	12.20%	cash/	1.50%	PIK	07/2025	30,580	30,464	0.4	18,348
IMPLUS Footcare, LLC+(7)(26)	One stop	SF +	9.25%	(i)	12.20%	cash/	1.50%	PIK	07/2025	5,223	5,203	0.1	3,134
IMPLUS Footcare, LLC+(7)(26)	One stop	SF +	9.25%	(i)	12.20%	cash/	1.50%	PIK	07/2025	753	739	—	452
										36,556	36,406	0.5	21,934

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.50%	(i)	9.80%				02/2029	$30,144	$30,000	0.7%	$30,144
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.50%	(i)	9.80%				02/2029	1,303	1,287	—	1,303
Amalthea Parent, Inc.^*+(8)(12)	One stop	SF +	5.00%	(i)	9.57%				03/2027	87,191	85,156	2.1	83,704
Amalthea Parent, Inc.+(8)(12)	One stop	SF +	5.00%	(h)	9.44%				03/2027	540	518	—	520
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(j)	9.25%				07/2026	2,243	2,234	0.1	2,243
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(i)	9.31%				07/2026	78	75	—	78
Caerus Midco 3 S.A.R.L.*+(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	29,261	29,293	0.7	29,261
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	4,851	4,854	0.1	4,851
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)(j)	9.30%				05/2029	4,476	4,433	0.1	4,476
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)(j)	9.30%				05/2029	710	706	—	710
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(h)	9.33%				05/2029	14	11	—	14
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.50%	(i)	9.81%				10/2028	14,760	14,718	0.4	14,761
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.81%				10/2028	4,950	4,934	0.1	4,950
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.81%				10/2028	3,739	3,674	0.1	3,739
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.81%				10/2027	146	132	—	146
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.81%				10/2028	6,365	6,297	0.2	6,365
Cobalt Buyer Sub, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(68)	—	—
Creek Parent, Inc.+	One stop	SF +	5.25%	(h)	9.57%				12/2031	56,829	55,875	1.4	56,829
Creek Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(135)	—	—
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	8.20%	cash/	1.13%	PIK	08/2028	36,632	37,656	0.9	35,351
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.46%				08/2028	5,368	5,134	0.1	5,368
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	8.20%	cash/	1.13%	PIK	08/2028	4,441	3,987	0.1	4,285
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(i)	10.30%				08/2028	3,991	3,984	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	8.20%	cash/	1.13%	PIK	08/2028	3,885	3,648	0.1	3,749
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(5)	—	(6)
										301,917	298,398	7.3	296,832
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(j)	10.47%				5/1/2029	6,763	6,787	0.2	6,813
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(j)	9.72%				5/1/2029	748	740	—	748
bswift, LLC+	One stop	SF +	4.75%	(i)	9.04%				11/1/2028	7,643	7,628	0.2	7,643
bswift, LLC+	One stop	SF +	4.75%	(i)	9.07%				11/1/2028	10,000	9,949	0.3	10,000
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	9.25%				10/1/2027	8,017	8,031	0.2	8,017
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	9.28%				10/1/2027	3,480	3,437	0.1	3,480
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(j)	9.28%				10/1/2027	1,034	1,026	—	1,034
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(i)(j)	9.73%				10/1/2027	1,741	1,741	0.1	1,741
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(j)	9.63%				10/1/2027	252	252	—	252
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.32%				9/1/2028	5,215	5,186	0.1	5,215
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.32%				9/1/2028	803	795	—	803
DISA Holdings Corp.+	One stop	SF +	5.00%	(i)	9.32%				9/1/2028	687	680	—	687
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.32%				9/1/2028	608	602	—	608
DISA Holdings Corp.+(26)	Subordinated debt	SF +	8.50%	(i)	10.82%	cash/	2.00%	PIK	3/1/2029	104	103	—	104
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.31%				9/1/2028	590	583	—	590
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.31%				9/1/2028	34	32	—	34
Eclipse Buyer, Inc.+	One stop	SF +	4.75%	(h)	9.06%				9/1/2031	14,283	14,151	0.4	14,283
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(64)	—	—
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(11)	—	—
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.05%				4/1/2028	2,137	2,123	0.1	2,094
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.05%				4/1/2028	145	143	—	141
Filevine, Inc.^+(26)	One stop	SF +	6.50%	(i)	8.46%	cash/	2.50%	PIK	4/1/2027	8,346	8,377	0.2	8,451
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				4/1/2027	—	—	—	—
IG Investments Holdings, LLC+	One stop	SF +	5.00%	(i)	9.29%				9/1/2028	12,941	12,894	0.3	12,941

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IG Investments Holdings, LLC+	One stop	SF +	5.00%		N/A(6)				9/1/2028	$—	$—	—%	$—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^*+	One stop	SF +	5.50%	(i)	9.94%				11/1/2028	33,850	33,518	0.8	32,497
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.50%	(i)	9.95%				11/1/2028	787	782	—	756
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.50%	(i)	9.95%				11/1/2028	434	426	—	414
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(i)	9.83%				12/1/2026	14,234	14,213	0.4	14,234
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/1/2026	2,416	2,408	0.1	2,416
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/1/2026	695	693	—	695
PlanSource Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				12/1/2026	—	—	—	—
Procure Acquireco, Inc.*+	One stop	SF +	4.75%	(i)	9.06%				12/1/2028	24,796	24,842	0.6	24,796
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	9.06%				12/1/2028	1,140	1,140	—	1,140
Procure Acquireco, Inc.+	One stop	SF +	4.75%		N/A(6)				12/1/2028	—	—	—	—
Procure Acquireco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/1/2028	—	(75)	—	—
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	9.05%				12/1/2028	3,479	3,463	0.1	3,479
Teaching Company, The+	One stop	SF +	5.75%	(i)	10.19%				1/1/2026	13,524	13,524	0.3	13,388
Teaching Company, The+(5)	One stop	SF +	5.75%		N/A(6)				1/1/2026	—	—	—	(2)
Varicent Intermediate Holdings Corporation+(8)(12)(26)	One stop	SF +	6.00%	(i)	7.05%	cash/	3.25%	PIK	8/1/2031	49,508	48,857	1.2	49,508
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				8/1/2031	—	(85)	—	—
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop	SF +	6.00%		N/A(6)				8/1/2031	—	(70)	—	—
										230,434	228,821	5.7	229,000
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	4.50%	(h)	8.82%	01/2032	6,890	6,873	0.2	6,873
Inhabit IQ Inc.+(5)	One stop	SF +	4.50%		N/A(6)	01/2032	—	(3)	—	(3)
Inhabit IQ Inc.+(5)	One stop	SF +	4.50%		N/A(6)	01/2032	—	(5)	—	(5)
MRI Software, LLC^*+	One stop	SF +	4.75%	(i)	9.05%	02/2027	32,907	33,072	0.8	32,907
MRI Software, LLC^*+	One stop	SF +	4.75%	(i)	9.05%	02/2027	13,086	13,173	0.3	13,086
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.05%	02/2027	176	159	—	176
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.05%	02/2027	3,032	2,956	0.1	3,032
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%	08/2028	5,845	5,852	0.1	5,845
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%	08/2028	26,979	28,281	0.7	26,979
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.67%	08/2028	10,996	11,767	0.2	10,997
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.67%	08/2028	2,670	3,038	0.1	2,670
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							102,581	105,163	2.5	102,557
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	5.50%	(i)	9.95%	04/2027	28,632	28,644	0.7	28,345
Internet Truckstop Group, LLC*+	One stop	SF +	5.50%	(i)	9.95%	04/2027	12,553	12,496	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop	SF +	5.50%		N/A(6)	04/2027	—	(2)	—	(3)
							41,185	41,138	1.0	40,769
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^+	One stop	SF +	5.00%	(i)	9.30%				06/2029	$24,618	$24,830	0.6%	$24,618
Anaplan, Inc.+	One stop	SF +	5.00%	(i)	9.30%				06/2029	12,968	12,940	0.3	12,968
Anaplan, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC^*+	One stop	SF +	5.00%	(i)	9.30%				03/2028	57,524	57,439	1.4	57,524
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(2)	—	—
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(30)	—	—
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(106)	—	—
Aras Corporation^+	One stop	SF +	6.25%	(i)	10.55%				04/2029	28,596	28,601	0.7	28,596
Aras Corporation+	One stop	SF +	6.25%	(i)	10.55%				04/2029	2,000	1,982	0.1	2,000
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				06/2029	5,616	5,364	0.2	5,616
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				06/2029	2,931	2,731	0.1	2,931
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(i)	10.05%				07/2030	24,977	24,823	0.6	24,977
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(i)	10.05%				07/2030	1,637	1,632	0.1	1,637
Arrow Buyer, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(23)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%	(i)	8.80%				05/2031	1,489	1,475	0.1	1,489
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(2)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Auvik Networks Inc.^+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.29%	cash/	3.25%	PIK	07/2027	10,841	10,865	0.3	10,841
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.29%	cash/	3.25%	PIK	07/2027	1,949	1,943	0.1	1,949
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.29%	cash/	3.25%	PIK	07/2027	993	989	—	993
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(i)	8.95%				04/2027	9,492	9,638	0.2	9,492
Azul Systems, Inc.+	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(h)	10.82%				03/2031	973	963	—	973
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(h)	10.82%				03/2031	428	422	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC+(26)	One stop	SF +	6.25%	(j)	7.30%	cash/	3.38%	PIK	05/2031	4,130	4,129	0.1	4,130
Baxter Planning Systems, LLC+(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(4)	—	—
Bayshore Intermediate #2, L.P.^+(26)	One stop	SF +	6.25%	(i)	7.18%	cash/	3.38%	PIK	10/2028	121,692	121,625	3.0	121,692
Bayshore Intermediate #2, L.P.+(5)	One stop	SF +	5.75%		N/A(6)				10/2027	—	(2)	—	—
BestPass, Inc.+	One stop	SF +	5.25%	(h)	9.57%				08/2031	52,602	52,364	1.3	52,602
BestPass, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(24)	—	—
BestPass, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(31)	—	—
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.30%				12/2029	4,142	4,176	0.1	4,142
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.31%				12/2029	414	404	—	414
Bloomerang, LLC+(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(1)	—	—
Bottomline Technologies, Inc.+	One stop	SF +	5.25%	(i)	9.55%				05/2029	40,853	40,662	1.0	40,853
Bottomline Technologies, Inc.+	One stop	SF +	5.75%	(i)	10.05%				05/2029	5,073	5,007	0.2	5,073
Bottomline Technologies, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(4)	—	—
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.32%				10/2029	77,997	77,813	2.0	77,997
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.32%				10/2029	3,190	3,224	0.1	3,190
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.32%				10/2029	1,643	1,663	0.1	1,643
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.32%				10/2029	736	733	—	736
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.32%				10/2029	587	585	—	587
Bullhorn, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2029	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.*	One stop	SF +	5.00%	(i)	9.45%				06/2028	11,232	11,207	0.3	11,232
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				06/2026	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(i)	10.30%				01/2029	8,332	8,276	0.2	8,332

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(i)	10.30%				01/2029	$2,204	$2,175	0.1%	$2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.^+	One stop	SF +	5.50%	(i)	9.81%				04/2027	74,295	74,352	1.9	74,295
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.81%				04/2027	5,459	5,530	0.2	5,459
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.81%				04/2027	202	201	—	202
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%				08/2030	5,227	5,140	0.1	5,227
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%				08/2030	740	708	—	740
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.62%				08/2030	313	324	—	313
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(27)	—	—
CB Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.30%				07/2031	49,233	48,806	1.2	49,233
CB Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(47)	—	—
CB Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(60)	—	—
Coupa Holdings, LLC+	One stop	SF +	5.25%	(i)	9.54%				02/2030	31,799	31,520	0.8	31,799
Coupa Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(18)	—	—
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(h)	11.07%				11/2030	10,857	10,825	0.3	10,857
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	—
Daxko Acquisition Corporation^*	One stop	SF +	5.00%	(h)	9.32%				10/2028	39,255	39,235	1.0	39,255
Daxko Acquisition Corporation*+	One stop	SF +	5.00%	(h)	9.32%				10/2028	3,310	3,285	0.1	3,310
Daxko Acquisition Corporation+	One stop	SF +	5.00%	(h)	9.32%				10/2028	198	196	—	198
Daxko Acquisition Corporation+	One stop	SF +	5.00%	(h)	9.32%				10/2028	133	116	—	133
Daxko Acquisition Corporation+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(10)	—	—
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.46%				08/2030	7,595	7,537	0.2	7,595
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.36%				08/2030	2,581	2,582	0.1	2,581
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.36%				08/2030	1,843	1,840	0.1	1,843
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.36%				08/2030	720	713	—	720
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(2)	—	—
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.31%				08/2030	8,985	8,969	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.31%				08/2030	1,541	1,530	—	1,541
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(9)	—	—
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(6)	—	—
Einstein Parent, Inc.+	One stop	SF +	6.50%	(i)	10.79%				01/2031	9,063	8,887	0.2	8,881
Einstein Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(18)	—	(19)
Espresso Bidco, Inc.+	One stop	SF +	5.25%	(i)	9.55%				03/2032	18,098	17,827	0.5	17,827
Espresso Bidco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(37)	—	(75)
Espresso Bidco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(33)	—	(33)
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.05%				09/2030	4,894	4,784	0.1	4,894
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.05%				09/2030	4,461	4,421	0.1	4,461
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(11)	—	—
FirstUp, Inc.^+	One stop	SF +	6.75%	(i)	11.05%				07/2027	13,126	13,104	0.3	12,994
FirstUp, Inc.+	One stop	SF +	6.75%	(i)	11.05%				07/2027	1,251	1,241	—	1,239
FirstUp, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				07/2027	—	(1)	—	(2)
Gainsight, Inc.^+	One stop	SF +	6.00%	(i)	10.46%				07/2027	17,981	18,002	0.4	17,846
Gainsight, Inc.+	One stop	SF +	6.00%	(i)	10.46%				07/2027	128	127	—	124
GS Acquisitionco, Inc.^*+	One stop	SF +	5.25%	(i)	9.55%				05/2028	122,100	122,407	3.0	122,100
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.55%				05/2028	73	72	—	73
GS Acquisitionco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	—
GTIV, LLC*+	One stop	SF +	4.75%	(i)	9.05%				02/2029	72,355	71,956	1.8	70,908
GTIV, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2029	—	(1)	—	(5)
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.81%	cash/	4.13%	PIK	07/2029	8,876	8,746	0.2	8,743

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	$5,210	$5,203	0.1%	$5,132
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	3,406	3,377	0.1	3,355
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.81%	cash/	4.13%	PIK	07/2029	1,016	1,003	—	1,001
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	624	621	—	614
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	434	434	—	427
GTY Technology Holdings, Inc.+	One stop	P +	5.00%	(a)(i)	11.95%				07/2029	216	198	—	195
Gurobi Optimization, LLC+	One stop	SF +	4.50%	(i)	8.80%				09/2031	51,664	51,188	1.3	51,664
Gurobi Optimization, LLC+(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(40)	—	—
Hornet Security Holding GMBH+(8)(9)(10)	One stop	E +	4.75%	(d)	7.21%				02/2031	727	719	—	727
Hornet Security Holding GMBH+(8)(9)(10)	One stop	E +	4.75%	(d)	7.21%				02/2031	485	479	—	485
Hornet Security Holding GMBH+(8)(9)(10)	One stop	E +	4.75%	(b)	7.14%				08/2030	35	31	—	35
Hornet Security Holding GMBH+(5)(8)(9)(10)	One stop	E +	6.50%		N/A(6)				02/2031	—	(3)	—	—
Hyland Software, Inc.*+	One stop	SF +	5.00%	(h)	9.32%				09/2030	47,005	47,755	1.2	47,005
Hyland Software, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.+	One stop	SF +	6.50%	(i)	10.79%				01/2030	1,407	1,399	—	1,407
Icefall Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.*+(26)	One stop	SF +	5.75%	(i)	10.04%				08/2028	12,478	12,430	0.3	12,229
ICIMS, Inc.+	One stop	SF +	5.75%	(i)	10.04%				08/2028	36	33	—	28
IQN Holding Corp. *+	One stop	SF +	5.25%	(i)	9.56%				05/2029	22,770	22,821	0.6	22,771
IQN Holding Corp. +	One stop	SF +	5.25%	(i)	9.56%				05/2028	128	127	—	128
Island Bidco AB+(8)(9)(17)(26)	One stop	E +	7.25%	(d)	2.58%	cash/	7.25%	PIK	07/2028	10,842	10,671	0.3	10,842
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	4,874	4,886	0.1	4,874
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	3,597	3,583	0.1	3,597
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.71%				10/2026	10,538	10,532	0.3	10,432
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.71%				10/2026	2,432	2,419	0.1	2,407
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.71%				10/2026	769	763	—	761
Juvare, LLC+	One stop	SF +	6.25%	(i)	10.71%				04/2026	100	100	—	100
LeadsOnline, LLC^+	One stop	SF +	4.75%	(i)	9.06%				02/2028	12,983	13,129	0.3	12,983
LeadsOnline, LLC+	One stop	SF +	4.75%	(i)	9.06%				02/2028	2,291	2,317	0.1	2,291
LeadsOnline, LLC+	One stop	SF +	4.75%	(i)	9.05%				02/2028	664	662	—	664
LeadsOnline, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.36%				12/2031	18,488	17,714	0.5	18,488
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	—
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				12/2031	—	(104)	—	—
LogicMonitor, Inc.+	One stop	SF +	5.50%	(i)	9.79%				11/2031	53,749	53,431	1.3	53,749
LogicMonitor, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(40)	—	—
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.90%				01/2030	9,834	10,426	0.2	9,834
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.90%				12/2029	1,490	1,484	—	1,490
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.90%				01/2030	767	766	—	767
Matrix42 Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				01/2030	—	(1)	—	—
Matrix42 Holding GMBH+(8)(19)	One stop	SF +	6.25%		N/A(6)				01/2028	—	—	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.50%	(c)	8.00%				11/2031	15,917	15,323	0.4	15,917
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.50%	(i)	9.81%				11/2031	11,017	10,860	0.3	11,017
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.50%	(c)	8.00%				11/2031	129	90	—	129
Metatiedot Bidco Oy & Metatiedot US, LLC+(5)(8)(9)(16)	One stop	E +	5.50%		N/A(6)				11/2030	—	(45)	—	—
Mindbody, Inc.+	One stop	SF +	7.00%	(i)	11.44%				09/2025	61,966	62,065	1.5	61,966
Mindbody, Inc.+	One stop	SF +	7.00%	(i)	11.44%				09/2025	2,134	2,134	0.1	2,134
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				09/2025	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.92%				12/2028	30,911	30,809	0.7	30,292

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.92%				12/2028	$2,908	$2,911	0.1%	$2,850
Ministry Brands Holdings LLC+(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(3)	—	(6)
Navex TopCo, Inc.+	One stop	SF +	5.50%	(h)	9.82%				11/2030	5,356	5,443	0.1	5,356
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)	Senior secured	SF +	7.00%	(i)	11.30%				09/2025	160	147	—	64
Onit, Inc.+	One stop	SF +	4.75%	(i)	9.05%				01/2032	5,415	5,362	0.1	5,361
Onit, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(8)	—	(8)
Onit, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(12)	—	(24)
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	6.00%	(c)	8.36%				11/2029	2,091	2,036	0.1	2,102
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(5)(8)(9)(14)	One stop	E +	5.25%		N/A(6)				11/2029	—	(57)	—	(58)
Panzura, LLC+(26)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	126	115	—	112
Personify, Inc.+	One stop	SF +	4.75%	(i)	9.05%				09/2028	18,577	18,492	0.5	18,577
Personify, Inc.*	One stop	SF +	4.75%	(i)	9.05%				09/2028	13,770	13,692	0.3	13,770
Personify, Inc.*+	One stop	SF +	4.75%	(i)	9.05%				09/2028	9,755	9,695	0.2	9,755
Personify, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				09/2028	—	(3)	—	—
Pineapple German Bidco GMBH+(8)(19)(26)	One stop	SF +	6.25%	(i)	10.55%				01/2031	15,046	14,903	0.4	15,046
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.25%	(c)	8.61%				01/2031	4,886	4,537	0.1	4,886
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.50%	(c)	8.86%				01/2031	1,050	1,038	—	1,055
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.50%	(c)	8.86%				01/2031	325	317	—	326
Pineapple German Bidco GMBH+(8)(19)(26)	One stop	SF +	6.25%	(i)	10.55%				01/2031	77	75	—	78
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.50%	(c)	8.86%				01/2031	72	71	—	72
PING Identity Holding Corp.+	One stop	SF +	4.75%	(i)	9.05%				10/2029	15,069	15,034	0.4	15,069
PING Identity Holding Corp.+(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(26)	One stop	SF +	7.50%	(i)	11.83%	PIK			08/2029	6,349	6,139	0.2	6,285
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.33%	cash/	1.50%	PIK	08/2029	4,004	3,899	0.1	3,964
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.33%	cash/	1.50%	PIK	08/2029	2,002	2,002	—	1,982
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(10)
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(25)
ProcessUnity Holdings, LLC^+	One stop	SF +	6.50%	(i)	10.81%				09/2028	6,014	6,023	0.1	6,014
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(i)	11.06%				09/2028	4,240	4,220	0.1	4,240
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.81%				09/2028	2,864	2,844	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.81%				09/2028	1,203	1,199	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%		N/A(6)				09/2028	—	—	—	—
QAD, Inc.*+	One stop	SF +	4.75%	(h)	9.07%				11/2027	43,040	43,565	1.1	43,040
QAD, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.56%				06/2029	7,368	7,308	0.2	7,368
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.56%				06/2029	4,450	4,412	0.1	4,450
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.56%				06/2029	4,338	4,323	0.1	4,338
Quant Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.57%				06/2029	100	96	—	100
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(43)	—	—
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.05%	(f)	7.96%	cash/	2.55%	PIK	07/2029	20,302	19,302	0.5	19,947
Rainforest Bidco Limited+(8)(10)(26)	One stop	SF +	6.05%	(g)	7.81%	cash/	2.55%	PIK	07/2029	3,714	3,691	0.1	3,649
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.80%	(f)	8.46%	cash/	2.80%	PIK	07/2029	2,120	1,964	0.1	2,120
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.05%	(f)	7.96%	cash/	2.55%	PIK	07/2029	1,492	1,406	—	1,466
Riskonnect Parent, LLC*+	One stop	SF +	4.75%	(j)	8.97%				12/2028	45,402	45,840	1.1	45,402
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.97%				12/2028	2,131	2,147	0.1	2,131
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.97%				12/2028	819	813	—	819
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.97%				12/2028	576	567	—	576
Riskonnect Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(4)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				12/2028	$—	$(9)	—%	$—
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(i)	10.55%				05/2027	13,056	12,970	0.3	13,056
Rodeo Buyer Company & Absorb Software Inc.^+(8)(12)	One stop	SF +	6.25%	(i)	10.70%				05/2027	7,616	7,606	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
SailPoint Technologies Holdings, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	—
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	8.29%				07/2029	49,455	47,199	1.2	49,455
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	8.50%				07/2029	4,041	3,981	0.1	4,051
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	8.43%				07/2029	1,490	1,490	—	1,494
Sonatype, Inc.^+	One stop	SF +	5.50%	(h)	9.81%				01/2028	69,460	69,583	1.7	69,460
Sonatype, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2028	—	—	—	—
Spartan Buyer Acquisition Co.^*+(26)	One stop	SF +	7.50%	(i)	10.81%	cash/	1.00%	PIK	06/2027	44,705	44,548	1.1	44,258
Spartan Buyer Acquisition Co.+(26)	One stop	SF +	7.50%	(i)	10.81%	cash/	1.00%	PIK	06/2027	2,851	2,822	0.1	2,822
Spartan Buyer Acquisition Co.+(5)(26)	One stop	P +	6.50%	(a)	13.00%	cash/	1.00%	PIK	06/2027	2	(1)	—	(2)
Telesoft Holdings LLC^*+	One stop	SF +	5.75%	(h)	10.17%				12/2026	21,074	21,265	0.5	21,074
Telesoft Holdings LLC+	One stop	SF +	6.25%	(h)	10.67%				12/2026	1,424	1,436	—	1,424
Telesoft Holdings LLC+	One stop	SF +	5.75%	(h)	10.17%				12/2026	74	73	—	74
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(h)	10.42%				07/2028	4,800	4,781	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	4,182	4,176	0.1	3,470
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	1,109	1,109	—	920
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	696	696	—	578
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	522	522	—	433
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	192	192	—	160
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	91	91	—	74
Togetherwork Holdings, LLC*+	One stop	SF +	5.00%	(h)	9.32%				05/2031	27,833	27,790	0.7	27,833
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(h)	9.32%				05/2031	698	666	—	698
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(15)	—	—
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%	(i)	11.29%				01/2031	5,405	5,481	0.1	5,284
Transform Bidco Limited+(8)(10)	One stop	SF +	7.00%	(h)	11.31%				01/2031	4,308	4,223	0.1	4,211
Transform Bidco Limited+(8)(9)(10)	One stop	A +	7.00%	(e)	11.12%				01/2031	3,806	3,937	0.1	3,721
Transform Bidco Limited+(8)(9)(10)	One stop	SN +	7.00%	(f)	11.46%				01/2031	615	602	—	601
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(2)	—	(2)
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(80)	—	(159)
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(36)	—	(97)
Tricentis Operations Holdings, Inc.+(26)	One stop	SF +	6.25%	(i)	5.67%	cash/	4.88%	PIK	02/2032	7,554	7,517	0.2	7,516
Tricentis Operations Holdings, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(5)	—	(5)
Tricentis Operations Holdings, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(7)	—	(8)
Vantage Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.25%	(c)	5.48%	cash/	3.13%	PIK	04/2031	8,504	8,390	0.2	8,504
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(13)	—	—
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.25%	(d)	7.84%				07/2031	7,163	7,156	0.2	7,199
Varinem German Midco GMBH+(5)(8)(9)(19)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	(38)
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.15%				09/2027	27,236	26,809	0.6	25,602
Vendavo, Inc.+	One stop	SF +	5.75%	(i)(j)	10.13%				09/2027	1,554	1,535	—	1,404
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.15%				09/2027	993	989	—	933
Viper Bidco, Inc.+	One stop	SF +	5.00%	(i)	9.30%				11/2031	38,081	37,900	0.9	38,081
Viper Bidco, Inc.+(8)(9)	One stop	SN +	5.00%	(f)	9.46%				11/2031	18,014	17,471	0.4	18,014
Viper Bidco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(18)	—	—
Viper Bidco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(23)	—	—
WebPT, Inc.+	One stop	SF +	6.25%	(i)	10.66%				01/2028	931	923	—	912
Zendesk, Inc.^+	One stop	SF +	5.00%	(i)	9.30%				11/2028	28,508	28,267	0.7	28,508
Zendesk, Inc.+	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zendesk, Inc.+	One stop	SF +	5.00%	N/A(6)	11/2028	$—	$—	—%	$—
						2,106,938	2,096,363	51.9	2,098,273

Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.25%	(j)	9.72%				02/2028	23,300	23,092	0.6	22,834
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	9.72%				02/2028	6,076	6,172	0.2	5,955
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	9.72%				02/2028	798	797	—	783
Ave Holdings III, Corp+(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(1)	—	(6)
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(i)	9.05%				02/2031	20,105	19,928	0.5	20,105
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	—
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(44)	—	—
Cavender Stores L.P.*	Senior secured	SF +	5.00%	(i)	9.30%				10/2029	5,431	5,393	0.1	5,431
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	36,907	37,809	0.9	36,907
Consilio Midco Limited*+(8)(10)	One stop	SF +	5.75%	(i)	10.20%				05/2028	15,604	15,578	0.4	15,604
Consilio Midco Limited*+(8)(10)	One stop	SF +	5.75%	(i)	10.20%				05/2028	15,507	15,558	0.4	15,507
Consilio Midco Limited*(8)(10)	One stop	SF +	5.75%	(i)	10.20%				05/2028	2,919	2,900	0.1	2,919
Consilio Midco Limited*(8)(10)	One stop	SF +	5.75%	(i)	10.20%				05/2028	1,941	1,934	0.1	1,941
Consilio Midco Limited*+(8)(10)	One stop	SF +	5.75%	(i)	10.20%				05/2028	992	983	—	992
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.80%				05/2028	888	880	—	888
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	484	483	—	484
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	214	214	—	214
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.80%				05/2028	204	202	—	204
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(i)	10.20%				05/2028	160	159	—	160
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	126	126	—	126
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	122	122	—	122
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	110	111	—	110
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	81	80	—	81
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.80%				05/2028	65	59	—	65
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	8.61%				05/2028	58	57	—	58
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	—	—	—
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	9.07%				06/2031	13,529	13,408	0.3	13,529
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	9.07%				06/2031	92	76	—	92
CVP Holdco, Inc.+(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(13)	—	—
Cycle Gear, Inc.+	One stop	SF +	6.75%	(i)	11.21%				04/2026	46,529	46,213	1.2	46,529
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.97%				12/2030	11,656	11,600	0.3	11,656
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.97%				12/2030	139	133	—	139
PetVet Care Centers LLC*+	One stop	SF +	6.00%	(h)	10.32%				11/2030	4,716	4,753	0.1	4,480
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(2)	—	(4)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	—
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(i)	10.06%				08/2029	14,118	14,048	0.4	14,118
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			14.75%	PIK			08/2030	9,607	9,670	0.3	9,799
PPV Intermediate Holdings, LLC+	One stop	SF +	5.25%	(i)	9.56%				08/2029	5,515	5,427	0.1	5,515
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	1,926	1,896	—	1,926
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	445	440	—	445
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	81	77	—	81
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	81	81	—	81
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	—
Radiance Borrower, LLC+(26)	One stop	SF +	5.75%	(h)	7.32%	cash/	2.75%	PIK	06/2031	21,752	21,609	0.5	21,752
Radiance Borrower, LLC+	One stop	SF +	5.25%	(h)	9.57%				06/2031	205	190	—	205
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	5,229	5,234	0.1	5,256
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	3,255	3,227	0.1	3,287
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	1,726	1,712	0.1	1,744

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	$1,444	$1,432	0.1%	$1,466
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	844	823	—	852
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	628	623	—	635
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	537	535	—	540
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	499	495	—	501
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	349	347	—	351
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	342	340	—	343
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	288	280	—	288
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	270	269	—	272
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	249	248	—	250
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	169	168	—	170
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	160	159	—	162
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	154	153	—	156
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	113	113	—	114
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	105	104	—	105
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	85	85	—	86
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	79	78	—	79
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(4)	—	3
Salon Lofts Group, LLC+(5)(26)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(23)	—	41
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	(36)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^*+(8)(12)	One stop	SF +	5.25%	(i)	9.55%				12/2029	29,361	29,110	0.7	29,361
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.91%				12/2029	7,520	7,897	0.2	7,520
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.25%	(i)	9.55%				12/2029	1,637	1,571	—	1,637
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.25%	(a)(i)	9.76%				12/2028	631	625	—	631
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.91%				12/2028	12	12	—	12
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.45%	cash/	6.25%	PIK	10/2026	40,873	40,121	0.8	31,471
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.45%	cash/	6.25%	PIK	10/2026	2,965	2,884	0.1	2,283
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(h)(i)	5.45%	cash/	6.25%	PIK	10/2026	510	484	—	318
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	6.95%	cash/	4.75%	PIK	10/2026	12	—	—	12
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	9.93%				03/2028	8,507	9,924	0.2	8,507
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	9.93%				03/2028	8,323	9,213	0.2	8,323
VSG Acquisition Corp. and Sherrill, Inc.*+	One stop	SF +	6.00%	(i)	10.57%				04/2028	12,051	11,857	0.3	12,051
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	6.00%	(i)	10.57%				04/2028	2,085	2,057	0.1	2,085
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	6.00%	(i)	10.57%				04/2028	1,610	1,558	—	1,610
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	6.00%	(i)	10.57%				04/2028	54	48	—	54
										395,159	395,906	9.5	384,403

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.45%				03/2028	$2,347	$2,327	0.1%	$2,254
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.45%				03/2028	1,170	1,160	—	1,123
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.45%				03/2028	1,027	1,019	—	986
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.81%	cash/	0.50%	PIK	09/2025	9,950	9,932	0.3	9,950
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.81%	cash/	0.50%	PIK	09/2025	3,998	3,990	0.1	3,998
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.81%	cash/	0.50%	PIK	09/2025	2,058	2,054	0.1	2,058
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.81%	cash/	0.50%	PIK	09/2025	683	682	—	683
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.81%	cash/	0.50%	PIK	09/2025	312	312	—	312
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.81%	cash/	0.50%	PIK	09/2025	299	298	—	299
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.82%	cash/	0.50%	PIK	09/2025	600	598	—	600
Elite Sportswear, L.P.+(26)	Senior secured	SF +	6.75%	(i)	10.82%	cash/	0.50%	PIK	09/2025	21	21	—	21
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	9,158	9,105	0.2	9,181
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	6,342	6,305	0.2	6,358
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	982	976	—	984
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	882	876	—	884
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	619	615	—	620
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	2	—	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	10.94%				07/2029	1,296	1,296	—	1,296
Shoes For Crews Global, LLC+(26)	Senior secured	SF +	7.00%	(h)	6.44%	cash/	5.00%	PIK	07/2029	738	714	—	738
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	10.94%				07/2029	419	419	—	419
Shoes For Crews Global, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				07/2029	—	(31)	—	—
										42,903	42,668	1.0	42,766
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.21%	cash/	3.25%	PIK	06/2028	20,242	20,014	0.5	18,825
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.21%	cash/	3.25%	PIK	06/2028	20,996	20,605	0.5	19,527
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.25%	(i)	8.46%	cash/	3.25%	PIK	06/2028	6,232	6,092	0.1	5,859
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.16%	cash/	3.25%	PIK	06/2028	2,570	2,480	0.1	2,390
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.21%	cash/	3.25%	PIK	06/2028	6,726	6,466	0.1	6,255
										56,766	55,657	1.3	52,856
Transportation Infrastructure
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.32%				02/2032	7,427	7,381	0.2	7,380
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.32%				02/2032	147	140	—	140
LDS Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(9)	—	(9)
										7,574	7,512	0.2	7,511
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(i)	9.19%				06/2027	24,348	24,201	0.6	24,348
S.J. Electro Systems, LLC*+	Senior secured	SF +	4.75%	(i)	9.19%				06/2027	18,680	18,636	0.5	18,680
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.19%				06/2027	1,179	1,171	—	1,179
S.J. Electro Systems, LLC+(5)	Senior secured	SF +	4.75%		N/A(6)				06/2027	—	(50)	—	—
Vessco Midco Holdings, LLC*	One stop	SF +	4.75%	(h)(j)	9.05%				07/2031	22,500	22,297	0.6	22,500
Vessco Midco Holdings, LLC+	One stop	SF +	4.75%	(h)(j)	9.06%				07/2031	1,975	1,941	—	1,975
Vessco Midco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(23)	—	—
										68,682	68,173	1.7	68,682
Total non-controlled/non-affiliate company debt investments										7,973,597	7,940,860	194.8	7,878,073

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		02/2023	N/A	93	$948	—%	$710
Tronair Parent, Inc.+	LLC units	N/A	N/A		07/2021	N/A	—	40	—	68
								988	—	778
Air Freight & Logistics
RJW Group Holdings, Inc.+	LP units	N/A	N/A		11/2024	N/A	4,370	4,370	0.1	4,370

Auto Components
Arnott, LLC+	LP units	N/A	N/A		12/2024	N/A	—	350	—	350
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	—
								664	—	350
Automobiles
CAP-KSI Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	645	645	—	687
CAP-KSI Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	645	—	—	88
CG Group Holdings, LLC+	LP units	N/A	N/A		07/2021	N/A	1	983	—	888
Go Car Wash Parent, Corp.+(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	3,484	0.1	3,397
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	LP units	N/A	N/A		11/2020	N/A	—	499	—	451
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	—	34	—	40
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		07/2022	N/A	1	103	—	156
POY Holdings, LLC+	LLC units	N/A	N/A		11/2022	N/A	446	820	—	809
Quick Quack Car Wash Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,292
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		06/2024	N/A	215	215	—	247
Yorkshire Parent, Inc.+	LP units	N/A	N/A		12/2023	N/A	—	544	—	625
								8,965	0.2	8,680
Beverages
Spindrift Beverage Co. Inc.+	LP units	N/A	N/A		02/2025	N/A	2	2,039	0.1	2,039

Biotechnology
Cobepa BlueSky Aggregator, SCSp+(24)	LP units	N/A	N/A		10/2023	N/A	4	40	—	42
Cobepa BlueSky Aggregator, SCSp+(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	56	—	57
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	514
								1,995	—	613
Building Products
BECO Holding Company, Inc.+(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	19,083	0.5	19,284
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	917
								20,301	0.5	20,201
Chemicals
Inhance Technologies Holdings, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	12	7,283	0.1	3,304
Inhance Technologies Holdings, LLC+	LLC units	N/A	N/A		07/2018	N/A	—	124	—	—
								7,407	0.1	3,304
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A		10/2021	N/A	773	$836	—%	$1,076
CHA Vision Holdings, Inc. +	LP units	N/A	N/A		01/2024	N/A	—	461	—	531
Franchise Brands plc+(8)(9)(10)(24)(25)	Common stock	N/A	N/A		04/2023	N/A	51	113	—	94
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		07/2021	N/A	516	637	—	996
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A		12/2021	N/A	16	1,787	0.1	1,874
Radwell Parent, LLC+	LP units	N/A	N/A		03/2022	N/A	4	477	—	396
								4,311	0.1	4,967
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A		04/2022	N/A	217	209	—	398

Diversified Consumer Services
CHHJ Midco, LLC+(24)	LLC units	N/A	N/A		01/2021	N/A	27	311	—	447
CHVAC Services Investment, LLC+	Common stock	N/A	N/A		05/2024	N/A	105	267	—	417
DP Flores Holdings, LLC+	LLC units	N/A	N/A		09/2022	N/A	106	98	—	156
EMS LINQ, LLC+	LP interest	N/A	N/A		12/2021	N/A	761	758	—	486
EWC Growth Partners LLC+	LLC interest	N/A	N/A		03/2020	N/A	—	12	—	—
HS Spa Holdings, Inc.+	Common stock	N/A	N/A		05/2022	N/A	729	732	—	731
Liminex, Inc.+	Common stock	N/A	N/A		11/2020	N/A	17	634	—	532
NSG Buyer, Inc. +(8)	LP units	N/A	N/A		11/2022	N/A	3	2,992	0.1	3,658
PADI Holdco, Inc.+(24)	LLC interest	N/A	N/A		07/2017	N/A	1	945	0.1	1,424
Project Alpha Intermediate Holdings, Inc.+(24)	Preferred stock	N/A	9.00%	Non-Cash	08/2016	N/A	—	1,228	0.1	1,679
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A		08/2016	N/A	202	329	—	808
Virginia Green Acquisition, LLC+	LP units	N/A	N/A		12/2023	N/A	397	407	—	471
								8,713	0.3	10,809
Electric Utilities
Smart Energy Systems, Inc.+	Warrant	N/A	N/A		01/2025	N/A	18	96	—	96

Electrical Equipment
Wildcat TopCo, Inc.+	LP units	N/A	N/A		12/2024	N/A	503	503	—	503

Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A		03/2014	N/A	—	372	—	—
Inventus Power, Inc.+	LLC units	N/A	N/A		04/2018	N/A	—	88	—	242
Inventus Power, Inc.+	LP interest	N/A	N/A		05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A		03/2014	N/A	—	—	—	—
								480	—	303

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	$217	—%	$271
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	—	1,392
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	6,035
Ruby Slipper Cafe LLC, The+	LLC units	N/A	N/A	06/2024	N/A	3	47	—	50
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	151
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	50
							6,430	0.2	8,009
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	107	195	—	282
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	6	14	—	15
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	01/2022	N/A	4	9	—	11
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	06/2022	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	2	4	—	5
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	05/2023	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	04/2024	N/A	21	73	—	64
Kodiak Cakes, LLC+	Common stock	N/A	N/A	06/2021	N/A	—	557	—	1,629
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	229
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	31	—	39
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	333
Purfoods, LLC+	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	5,975
							2,892	0.2	8,627
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	06/2019	N/A	—	98	—	103
Blue River Pet Care, LLC+	Common stock	N/A	N/A	08/2019	N/A	—	734	—	782
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	12/2020	N/A	—	500	—	642
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	—	557	—	651
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	8	483	0.1	905
JHC Investment Intermediate Holdings, LLC+	LLC units	N/A	N/A	03/2024	N/A	5,293	—	—	832
							2,372	0.1	3,915

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$1,740
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.2	5,098
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		05/2021	N/A	889	1,023	0.1	3,255
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,119	—	1,230
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		03/2021	N/A	180	192	—	134
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	743
DCA Investment Holding, LLC(7)(24)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	659	—	593
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	749	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	79	—	97
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	11	4	—	—
Encorevet Group LLC+	Preferred stock	N/A	N/A		05/2024	N/A	3	261	—	147
ERC Topco Holdings, LLC+	LLC units	N/A	N/A		03/2025	N/A	3	4,841	0.2	4,841
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		05/2019	N/A	239	324	—	600
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	701
NDX Parent, LLC+	Common stock	N/A	N/A		06/2021	N/A	—	278	—	7
NDX Parent, LLC+	Preferred stock	N/A	N/A		01/2023	N/A	84	88	—	56
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	Common stock	N/A	N/A		05/2021	N/A	—	409	—	297
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	—	901
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	119
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A	N/A		05/2021	N/A	257	310	—	347
Radiology Partners, Inc.+	LLC units	N/A	N/A		02/2018	N/A	11	68	—	84
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	333
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	—	249	—	477
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	3	3	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		11/2021	N/A	8	727	—	529
								16,176	0.6	22,329

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC units	N/A			N/A		05/2024	N/A	446	$449	—%	$446
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	319
Connexin Software, Inc.+	LLC units	N/A			N/A		02/2024	N/A	12	16	—	26
HSI Halo Acquisition, Inc.+(24)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	115	—	244
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		10/2019	N/A	—	14	—	75
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	15	20,104	0.5	19,251
Symplr Software, Inc.+(24)	Preferred stock	SF +	10.50%	(i)	14.80%	Non-Cash	11/2018	N/A	3	6,036	0.2	6,866
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,528	0.1	2,555
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,524	—	1,494
Symplr Software, Inc.+	LLC units	N/A			N/A		09/2021	N/A	—	161	—	174
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	219	237	—	998
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		07/2022	N/A	348	2,824	0.1	4,458
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	649
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	5
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	12
										35,277	0.9	37,572
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A			N/A		09/2017	N/A	5	603	—	446
Freddy's Frozen Custard LLC+	LP interest	N/A			N/A		03/2021	N/A	287	384	—	823
Harri US LLC+	LLC units	N/A			N/A		02/2022	N/A	119	892	—	785
Harri US LLC+	Preferred stock	N/A			N/A		10/2021	N/A	102	649	—	650
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	34	171	—	217
Harri US LLC+	Preferred stock	N/A			N/A		10/2023	N/A	96	1,141	0.1	1,473
Harri US LLC+	Warrant	N/A			N/A		03/2024	N/A	9	69	—	144
Harri US LLC+	Warrant	N/A			N/A		02/2025	N/A	10	—	—	—
LMP TR Holdings, LLC	LLC units	N/A			N/A		05/2013	N/A	712	712	—	1,059
PB Group Holdings, LLC+	LP units	N/A			N/A		08/2024	N/A	383	886	—	1,118
Rooster BidCo Limited+(8)(10)	Preferred stock	N/A			N/A		03/2025	N/A	1,258	1,301	0.1	1,301
SSRG Holdings, LLC+	LP interest	N/A			N/A		11/2019	N/A	46	604	—	682
										7,412	0.2	8,698
Insurance
Accession Risk Management Group, Inc.+(24)	Preferred stock	N/A			13.25%	Non-Cash	08/2023	N/A	9	10,668	0.3	10,668
Majesco+(24)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	562	—	639
Majesco+	LP interest	N/A			N/A		09/2020	N/A	97	94	—	484
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		11/2023	N/A	20	404	—	492
										11,728	0.3	12,283
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	25	26,216	0.5	20,250
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	15	15,735	0.3	12,154
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2022	N/A	11	11,050	0.2	7,926
Revalize, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	4	4,285	0.1	3,019
										57,286	1.1	43,349
IT Services
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		02/2020	N/A	804	2,398	0.2	8,455
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		10/2020	N/A	211	931	0.1	2,217
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A			N/A		07/2021	N/A	48	408	—	509

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	$779	0.1%	$2,767
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	197
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	509	2,933	0.1	2,924
Kentik Technologies, Inc.+	Warrant	N/A	N/A		11/2024	N/A	—	3	—	3
Netwrix Corporation+	LLC units	N/A	N/A		06/2022	N/A	7	19	—	20
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,016	—	1,553
Saturn Borrower Inc.+	LP units	N/A	N/A		09/2020	N/A	520	470	—	758
								9,336	0.5	19,403
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,798
Movement Holdings, LLC+(8)(10)	LLC units	N/A	N/A		03/2024	N/A	—	152	—	111
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	82	141	—	76
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	56	96	—	53
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	47	78	—	42
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	41	70	—	37
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	18	29	—	16
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	2	2	—	2
								778	0.1	2,135
Life Sciences Tools & Services
Celerion Buyer, Inc.+(24)	LP units	N/A	N/A		11/2022	N/A	1,302	1,096	—	890
Celerion Buyer, Inc.+	LP units	N/A	N/A		11/2022	N/A	1,302	188	0.1	1,961
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	—	1,820
PAS Parent Inc.+	Preferred stock	N/A	N/A		03/2023	N/A	2	267	—	329
								3,202	0.1	5,000
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,632	—	1,596
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	255
								1,856	—	1,851
Paper & Forest Products
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	8	667	—	741
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	741
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	447
Cobalt Buyer Sub, Inc.+(24)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	17,127	0.5	18,254
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	241
Cobalt Buyer Sub, Inc.+	Common stock	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	LP interest	N/A	N/A		12/2024	N/A	3,372	3,372	0.1	3,572
								21,352	0.6	22,514

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,713	0.1%	$1,743
Enboarder, Inc.+(8)(11)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	566
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.1	4,692
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	589
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	275
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,357
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,236
										8,424	0.3	11,458
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		01/2018	N/A	2	528	—	750
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	253
										802	—	1,003
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	383

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	—	1,568
Aras Corporation+(24)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,070	0.1	2,227
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	427	446	—	666
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	433
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	544
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	62
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	7,109
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	—	1,134
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	0	—	0
CB Buyer, Inc.+	LP units	N/A			N/A		07/2024	N/A	258	258	—	182
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,086
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	1,089
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	799
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	1,039
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	431	610	—	902
Diligent Corporation+(24)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	31,950	0.8	33,359
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	0.1	2,211
Energy Worldnet, LLC+	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	305	661	—	210
FirstUp, Inc.+	Preferred stock	N/A			N/A		03/2025	N/A	14	27	—	27
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	47,662	1.3	50,362
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	6,083	0.3	6,258
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	—	1,200
GS Acquisitionco, Inc.+(24)	Preferred stock	SF +	10.50%	(i)	14.80%	Non-Cash	08/2023	N/A	—	129	—	130
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		07/2022	N/A	73	91	—	168
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	835
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	307	—	200
Kaseya Inc.+(24)	Preferred stock	SF +	10.75%	(i)	15.03%	Non-Cash	06/2022	N/A	3	3,929	0.1	3,903
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	252	—	287
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LogicMonitor, Inc.+	LP interest	N/A			N/A		12/2024	N/A	250	$250	—%	$257
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	799	774	—	649
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	16
Onit, Inc.+	Warrant	N/A			N/A		02/2023	N/A	—	14	—	16
Panzura, LLC+	LLC units	N/A			N/A		03/2025	N/A	2	6	—	—
Personify, Inc.+	LP interest	N/A			N/A		09/2018	N/A	879	1,396	0.1	2,139
Pluralsight, LLC+	LLC units	N/A			N/A		08/2024	N/A	1,988	3,663	0.1	4,330
QAD, Inc.+(24)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	1	1,300	—	1,263
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	—
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	214
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		07/2023	N/A	—	27	—	35
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	34,310	0.9	34,669
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,412	0.1	1,588
Riskonnect Parent, LLC+(24)	Preferred stock	SF +	10.50%	(i)	14.80%	Non-Cash	07/2022	N/A	—	991	—	1,006
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	54	—	57
Rokt Inc.+	Common stock	N/A			N/A		01/2025	N/A	20	683	—	683
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,028	0.1	2,048
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	527
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	501
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	126
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	120
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	80
Togetherwork Holdings, LLC+	Preferred stock	N/A			N/A		07/2024	N/A	307	1,342	—	1,442
Tricentis Operations Holdings, Inc.+	LP interest	N/A			N/A		02/2025	N/A	40	40	—	40
Zendesk, Inc.+	LP units	N/A			N/A		11/2022	N/A	63	708	—	624
										159,497	4.3	171,472

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	15	$19,362	0.5%	$18,648
Ave Holdings III, Corp+	LP units	N/A	N/A		02/2022	N/A	2	1,737	—	311
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		07/2016	N/A	10	1,287	—	1,360
Cycle Gear, Inc.+	LLC units	N/A	N/A		02/2016	N/A	2,002	481	—	275
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		01/2023	N/A	75	75	—	150
Metal Supermarkets US Buyer, LLC+(8)(12)	Preferred stock	N/A	N/A		12/2024	N/A	3	347	—	323
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC units	N/A	N/A		12/2024	N/A	1	—	—	—
Pet Holdings ULC+(8)(12)(24)	LP interest	N/A	N/A		04/2015	N/A	677	383	—	633
Salon Lofts Group, LLC+	LP units	N/A	N/A		08/2022	N/A	—	129	—	93
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	5	1,119	0.2	5,071
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	243	—	421
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	52	81	—	259
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	4	15	—	21
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	11	—	50
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	2	—	4
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	1	—	—	3
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		04/2022	N/A	—	57	—	80
								25,329	0.7	27,702
Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(24)	LLC interest	N/A	N/A		11/2015	N/A	20	239	—	394
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		06/2021	N/A	56	265	—	106
Shoes For Crews Global, LLC+	LLC units	N/A	N/A		06/2024	N/A	2	1,083	—	1,190
								1,587	—	1,692

Total non-controlled/non-affiliate company equity investments								434,031	11.6	467,547

Total non-controlled/non-affiliate company investments								8,374,891	206.4	8,345,620

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(28)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(26)	One stop	SF +	1.00%	(i)	5.30%	PIK			06/2027	$7,388	$7,071	0.1%	$4,359
Abita Brewing Co., L.L.C.+(7)(26)	Second lien	SF +	1.00%	(i)	5.30%	PIK			06/2027	5,086	3,724	—	407
Abita Brewing Co., L.L.C.+(26)	One stop	SF +	1.00%	(h)(i)(j)	5.34%	PIK			06/2027	2,054	2,054	0.1	1,788
										14,528	12,849	0.2	6,554
Energy, Equipment & Services
Benetech, Inc.+(7)(26)	One stop	SF +	1.00%	(i)	5.30%	PIK			08/2027	4,860	3,623	0.1	1,944
Benetech, Inc.+(7)(26)	One stop	SF +	1.00%	(i)	5.30%	PIK			08/2027	1,076	732	—	79
										5,936	4,355	0.1	2,023
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+(26)	One stop	SF +	6.00%	(i)	5.46%	cash/	5.00%	PIK	11/2029	2,777	2,777	0.1	2,777
G & H Wire Company, Inc.+	One stop	SF +	6.00%		N/A(6)				11/2029	—	—	—	—
										2,777	2,777	0.1	2,777
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.70%				06/2026	12,786	12,743	0.3	12,786
Bayside Opco, LLC+(26)	Subordinated debt	SF +	10.00%	(i)	14.45%	PIK			06/2026	5,426	5,123	0.1	5,426
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.70%				06/2026	4,524	4,430	0.1	4,523
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(26)	One stop	SF +	5.25%	(i)	9.70%	PIK			09/2025	17,519	13,029	0.1	5,081
Elite Dental Partners LLC+(7)(26)	One stop	SF +	12.00%	(i)	16.45%	PIK			09/2025	10,595	7,225	0.1	3,708
Elite Dental Partners LLC+(26)	One stop	SF +	5.25%	(i)	9.70%	PIK			09/2025	1,889	1,889	0.1	1,889
Opening Day Borrower 111 LLC+	One stop	SF +	6.25%	(i)	10.70%				05/2027	3,761	3,761	0.1	3,761
SPF Borrower LLC+(26)	One stop	SF +	6.25%	(i)	8.70%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+(26)	One stop	SF +	9.50%	(i)	13.95%	PIK			02/2028	8,625	8,625	0.2	8,625
SPF Borrower LLC+	One stop	SF +	6.25%		N/A(6)				02/2028	—	—	—	—
										81,316	73,016	1.5	61,990
Life Sciences Tools & Services
Reaction Biology Corporation+(26)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	2,793	2,793	0.1	2,793
Reaction Biology Corporation+(26)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	419	419	—	419
										3,212	3,212	0.1	3,212

Multiline Retail
Fleet Farm Group, LLC+(26)	Senior secured	SF +	5.50%	(i)	9.79%	PIK				5,147	5,147	0.1	5,147

Software
Switchfly LLC+(26)	One stop	N/A			1.00%	PIK			10/2026	1,419	1,419	—	1,277

Specialty Retail
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(i)	5.30%				06/2029	45,064	41,241	1.0	42,135
Chestnut Optical Midco, Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(183)
Chestnut Optical Midco, Inc.+(5)	One stop	SF +	1.00%	(i)	5.30%				06/2029	939	939	—	(37)
										46,003	42,180	1.0	41,915

Total non-controlled/affiliate company debt investments										160,338	144,955	3.1	124,895

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	LLC units	N/A	N/A	11/2024	N/A	159	3,810	0.1	4,129

Healthcare Providers & Services
Bayside Opco, LLC+	LLC units	N/A	N/A	05/2023	N/A	6	2,592	0.2	9,038
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	Preferred stock	N/A	N/A	09/2024	N/A	181	21,172	0.5	18,810
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A	04/2023	N/A	181	7,836	0.1	2,350
SPF Borrower LLC+	LLC units	N/A	N/A	02/2024	N/A	—	9,347	0.3	12,786
							45,099	1.1	42,984
Life Sciences Tools & Services
Reaction Biology Corporation+	LLC units	N/A	N/A	03/2025	N/A	139	4,980	0.1	4,977

Multiline Retail
Fleet Farm Group, LLC	LLC units	N/A	N/A	12/2024	N/A	129	23,874	0.6	24,413

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	—	813
Switchfly LLC+	Preferred stock	N/A	N/A	09/2024	N/A	7,275	5,375	0.1	5,723
Switchfly LLC+	LLC units	N/A	N/A	03/2022	N/A	950	950	—	588
							8,646	0.1	7,124
Specialty Retail
Chestnut Optical Midco, Inc.+	LLC units	N/A	N/A	06/2024	N/A	189	53,764	1.4	55,162

Total non-controlled/affiliate company equity investments							140,173	3.4	138,789

Total non-controlled/affiliate company investments							285,128	6.5	263,684

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(29)
Debt investments
IT Services
MMan Acquisition Co.+(26)	One stop	N/A	8.00%	PIK		03/2026	$2,052	$2,052	0.1%	$1,909
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,139	1,139	—	1,138
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,224	1,224	—	1,224
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	354	354	—	354
Total controlled affiliate company debt investments							4,769	4,769	0.1	4,625

Equity investments(22)(23)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,832	0.2	7,291

Total controlled affiliate equity investments								7,832	0.2	7,291

Total controlled affiliate company investments								12,601	0.3	11,916

Total investments								8,672,620	213.2	8,621,220

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.22%	(30)				$62,303	1.5%	$62,303
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.21%	(30)				6,526	0.2	6,526
Morgan Stanley US Dollar Liquidity Fund Institutional Distributing Share Class (CUSIP L64887109)			4.37%	(30)				47,213	1.2	47,213
Allspring Government Money Market Fund Select Share Class (CUSIP 949921126)			4.27%	(30)				2,041	0.1	2,041
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			4.14%	(30)				63,250	1.6	63,250
Total money market funds								181,333	4.6	181,333
Total investments and money market funds								$8,853,953	217.8%	$8,802,553

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the loan secures the notes offered in the GBDC 3 2022 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2024 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of March 31, 2025, as the loan could have priced or repriced based on an index rate prior to March 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of March 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.36% as of March 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.34% as of March 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.34% as of March 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.13% as of March 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.46% as of March 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.41% as of March 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.32% as of March 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.29% as of March 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.19% as of March 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.77% as of March 31, 2025.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.66% as of March 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025.
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
(6)The entire commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 14.4% of the Company's total assets calculated in accordance with the 1940 Act.
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
(22) Equity investments are non-income producing securities unless otherwise noted.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)
(23) Ownership of certain equity investments occurs through a holding company or partnership.
(24) The Company holds an equity investment that is income producing.
(25) The fair value of this investment was valued using Level 1 inputs. See Note 6.
(26) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2025.
(27) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(28) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of March 31, 2025	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,000	$4,525	$(3,252)	$(719)	$—	$6,554	$46
Bayside Opco, LLC	29,127	569	(79)	2,156	—	31,773	1,624
Benetech, Inc.	1,793	269	(459)	420	—	2,023	8
Chestnut Optical Midco, Inc.(c)	93,864	1,388	—	1,825	—	97,077	1,709
Elite Dental Partners LLC	11,696	1,761	(1,669)	(1,110)	—	10,678	96
Fleet Farm Group LLC	—	29,020	—	540	—	29,560	98
G & H Wire Company, Inc	—	6,587	—	319	—	6,906	102
Opening Day Borrower 111 LLC	24,936	8,137	(4,377)	(3,775)	—	24,921	78
Reaction Biology Corporation	—	8,192	—	(3)	—	8,189	13
SPF Borrower LLC	36,653	456	(164)	657	—	37,602	1,492
Switchfly LLC	7,313	709	—	379	—	8,401	13
Total Non-Controlled Affiliates	$211,382	$61,613	$(10,000)	$689	$—	$263,684	$5,279

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

(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(c)	Formerly known as Imperial Optical Midco Inc.
(29) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of March 31, 2025	Interest, dividend and fee income
MMan Acquisition Co.	$12,205	$238	$—	$(527)	$—	$11,916	$249
Total Controlled Affiliates	$12,205	$238	$—	$(527)	$—	$11,916	$249

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(30) The rate shown is the annualized seven-day yield as of March 31, 2025.

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
On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation (the “GCIC Merger”), pursuant to that certain Agreement and Plan of Merger (as amended, the “GCIC Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“GCIC Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator.
On June 3, 2024, the Company completed its acquisition of Golub Capital BDC 3, Inc. (“GBDC 3”), a Maryland corporation (the “GBDC 3 Merger”), pursuant to that certain Agreement and Plan of Merger (as amended, the “GBDC 3 Merger Agreement”), dated as of January 16, 2024, by and among the Company, GBDC 3, Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“GBDC 3 Merger Sub”), the Investment Adviser, and, for certain limited purposes, Golub Capital LLC. Upon consummation of the GBDC 3 Merger, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 (the “Prior Investment Advisory Agreement”). Refer to Note 3 for more information on the Investment Advisory Agreement and the Prior Investment Advisory Agreement.
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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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
Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” or “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.
Refer to Note 5 for more information regarding the forward currency contracts.
Interest rate swaps: The Company designated interest rate swaps as the hedging instrument in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and other debt financing expenses” in the Company’s Consolidated Statements of Operations. The fair value of the interest rate swaps is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on derivatives” or “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted which is recorded separately, if applicable. Refer to Note 5 for more information regarding the interest rate swaps.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Revenue recognition:
Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $4,781 and $17,540, respectively. For the three and six months ended March 31, 2024, the Company received Loan Origination Fees that were capitalized of $1,120 and $3,998, respectively. For the three and six months ended March 31, 2025, interest income included $6,700 and $12,955, respectively, of Discount Amortization. For the three and six months ended March 31, 2024, interest income included $4,556 and $9,857, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2025, investment income included $14,045 and $25,061, respectively, of PIK interest and the Company capitalized PIK interest of $14,710 and $27,921, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2024, investment income included $11,829 and $23,628, respectively, of PIK interest and the Company capitalized PIK interest of $9,682 and $23,397, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and six months ended March 31, 2025, fee income included $1,203 and $1,297 from non-recurring prepayment premiums, respectively. For the three and six months ended March 31, 2024, fee income included $141 and $176 from non-recurring prepayment premiums, respectively. Other income is recorded into income when earned.
For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $197,416 and $398,783, respectively. For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $136,676 and $285,157, respectively.
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
For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $7,807 and $15,071, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $4,352 and $8,603, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2025, the Company received $1,725 and $3,549 of cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025, the Company recorded dividend income received in cash of $70 and $1,293, respectively, and return of capital distributions received in cash of $109 and $344, respectively. For the three and six months ended March 31, 2024, the Company recorded dividend income received in cash of $13 and $137, respectively, and return of capital distributions received in cash of $125 and $818, respectively.
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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $59,888 and $93,204 as of March 31, 2025 and September 30, 2024, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. The total fair value of non-accrual preferred equity securities was $593 as of March 31, 2025. There were no preferred equity securities on non-accrual status as of September 30, 2024.
Asset Acquisition: Pursuant to the GCIC Merger Agreement, the GCIC Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the Initial GCIC Merger), and, immediately following this initial merger, GCIC was then merged with and into the Company, with the Company as the surviving company. Pursuant to the GBDC 3 Merger Agreement, the GBDC 3 Merger Sub was first merged with and into GBDC 3, with GBDC 3 as the surviving company and, immediately following this initial merger, GBDC 3 was then merged with and into the Company, with the Company as the surviving company. The GCIC Merger and the GBDC 3 Merger were accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “asset acquisition.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2025 was $4,592 and $10,278,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
respectively. Amortization expense of purchase premium for the three and six months ended March 31, 2024 was $779 and $2,407, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2025, the Company did not record any U.S. federal excise tax expense. For the six months ended March 31, 2025, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475. For the three and six months ended March 31, 2024, $499 and $999, respectively, was recorded for U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2025. The Company’s tax returns for the 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended March 31, 2025, the Company did not record any U.S. income taxes. For the three and six months ended March 31, 2024, $71 was recorded for U.S. income taxes.
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
Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board re-approved the Program in August 2024 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 11 for more information on the share repurchases under the Program.
Equity Distribution Agreement: On October 6, 2023, the Company entered into an equity distribution agreement as amended, (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, the Administrator, and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $250,000, in an “at the market offering,” in amounts and at times to be determined by the Company. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company can offer and sell shares from time to time through, or to, the Placement Agents. Sales of the shares can be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three and six months ended March 31, 2025, the Company issued 2,408,940 shares of common stock under the 2023 Equity Distribution Agreement. During the three and six months ended March 31, 2024, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreements.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $26,232 and $25,361, respectively.
These amounts are amortized and included in interest expense and other debt financing expenses in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $2,479 and $5,124, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024 was $2,546 and $4,655, respectively.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
Recent Accounting Updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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
The Investment Adviser serves as collateral manager under the 2018 Collateral Management Agreement (as described in Note 7), the GCIC 2018 Collateral Management Agreement (as described in Note 7), the 2021 Collateral Management Agreement (as described in Note 7), the 2022 Collateral Management Agreement (as described in Note 7), the 2022-2 Collateral Management Agreement (as described in Note 7) and the 2024 Collateral Management Agreement (as described in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.
The base management fee incurred for the three and six months ended March 31, 2025 was $21,714 and $43,295, respectively. The base management fee incurred for the three and six months ended March 31, 2024 was $13,662 and $27,618, respectively.
The Company has structured the calculation of the Incentive Fee to include a fee limitation such that an Incentive Fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative Incentive Fees paid to the Investment Adviser, calculated on a per share basis, since April 13, 2010, the effective date of the Company’s election to become a BDC, would be less than or equal to 15.0% of the Company’s Cumulative Pre-Incentive Fee Net Income Per Share (as defined below).
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
For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $18,247 and $36,305, respectively. For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $20,626 and $41,911, respectively.
On January 16, 2024, the Investment Adviser agreed to irrevocably waive any incentive fees payable under the Prior Investment Advisory Agreement in excess of 15% and waive incentive fees in excess of an incentive fee cap that was also reduced to 15%, in each case effective as of January 1, 2024, for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “GBDC 3 Merger Waiver”) to the Prior Investment Advisory Agreement. For the three and six months ended March 31, 2024, the Investment Adviser irrevocably waived $5,157 of income incentive fees under the GBDC 3 Merger Waiver.
The Investment Advisory Agreement excludes the impact of asset acquisition resulting from a merger, including each of the GCIC Merger and GBDC 3 Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the asset acquisition for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC and GBDC 3 common stock in the GCIC Merger and GBDC 3 Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.
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
For periods ended on or before March 31, 2024, the Company calculated the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate;
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
For periods ended after June 3, 2024, including the three months ended June 30, 2024, the Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:
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
For the three and six months ended March 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2025 and 2024, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both March 31, 2025 and September 30, 2024, there was no cumulative accrual of capital gain incentive fees under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.
Administration Agreement:  Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.
Included in accounts payable and other liabilities is $3,185 and $2,840 as of March 31, 2025 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $1,722 and $4,380, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $2,018 and $4,036, respectively.
As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $1,900 and $2,658, respectively, for expenses paid on behalf of the Company by the Administrator.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2025 permits the Company to borrow a maximum of $200,000 and expires on June 15, 2025. As of September 30, 2023, the Company was permitted to borrow a maximum of $100,000 under the Adviser Revolver. Refer to Note 7, for discussion of the Adviser Revolver.
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
On June 3, 2024, the Company completed its acquisition of GBDC 3. Refer to Note 1 for more information regarding the GBDC 3 Merger.
Note 4. Investments

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments as of March 31, 2025 and September 30, 2024 consisted of the following:

	As of March 31, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$472,368	$470,229	$466,973	$510,503	$506,178	$502,386
One stop	7,602,435	7,558,377	7,481,347	7,271,543	7,216,368	7,110,258
Second lien	31,454	29,829	26,912	18,430	17,125	14,054
Subordinated debt	32,447	32,149	32,361	30,410	29,943	30,175
Equity	N/A	582,036	613,627	N/A	533,299	578,538
Total	$8,138,704	$8,672,620	$8,621,220	$7,830,886	$8,302,913	$8,235,411

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

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$1,574,307	18.2%	$1,502,136	18.1%
Midwest	1,395,266	16.1	1,391,538	16.8
West	1,304,254	15.0	1,133,878	13.7
Southeast	1,682,153	19.4	1,638,221	19.7
Southwest	1,086,170	12.5	1,041,814	12.5
Northeast	580,828	6.7	713,024	8.6
Canada	365,890	4.2	182,002	2.2
United Kingdom	415,328	4.8	395,769	4.8
Australia	19,996	0.2	20,909	0.2
Luxembourg	13,481	0.2	58,328	0.7
Netherlands	12,429	0.1	95,950	1.2
Finland	78,898	0.9	52,670	0.6
Sweden	34,346	0.4	33,243	0.4
Israel	17,379	0.2	855	0.0 *
Denmark	4,863	0.1	4,860	0.1
Germany	69,089	0.8	19,896	0.2
France	17,943	0.2	17,820	0.2
Total	$8,672,620	100.0%	$8,302,913	100.0%

Fair Value:
United States
Mid-Atlantic	$1,595,299	18.5%	$1,506,726	18.3%
Midwest	1,393,332	16.2	1,352,353	16.4
West	1,307,188	15.2	1,130,497	13.7
Southeast	1,643,880	19.1	1,634,599	19.8
Southwest	1,063,124	12.3	1,020,950	12.4
Northeast	583,760	6.8	713,123	8.7
Canada	356,035	4.1	178,003	2.2
United Kingdom	407,690	4.7	395,840	4.8
Australia	17,396	0.2	20,113	0.2
Luxembourg	13,356	0.1	57,439	0.7
Netherlands	12,580	0.1	89,708	1.1
Finland	82,063	1.0	56,608	0.7
Sweden	34,931	0.4	34,709	0.4
Israel	17,484	0.2	1,008	0.0 *
Denmark	4,880	0.1	4,896	0.1
Germany	70,114	0.8	20,493	0.3
France	18,108	0.2	18,346	0.2
Total	$8,621,220	100.0%	$8,235,411	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and September 30, 2024 were as follows:

	As of March 31, 2025			As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$42,760	0.5%		$39,344	0.5%
Air Freight & Logistics	49,859	0.6		—	—
Airlines	8,961	0.1		8,808	0.1
Auto Components	37,098	0.4		48,377	0.6
Automobiles	410,196	4.7		390,804	4.7
Banks	11,329	0.1		2,094	0.0	*
Beverages	95,209	1.1		82,478	1.0
Biotechnology	1,995	0.0	*	1,993	0.0	*
Building Products	61,642	0.7		60,815	0.7
Capital Markets	12,470	0.1		2,557	0.0	*
Chemicals	134,360	1.6		133,436	1.6
Commercial Services & Supplies	196,984	2.3		198,252	2.4
Communications Equipment	16,524	0.2		16,519	0.2
Construction & Engineering	10,680	0.1		4,042	0.1
Containers & Packaging	108,810	1.3		102,694	1.3
Diversified Consumer Services	460,248	5.3		391,054	4.7
Diversified Financial Services	87,139	1.0		90,456	1.1
Diversified Telecommunication Services	1,523	0.0	*	1,521	0.0	*
Electrical Utilities	6,266	0.1		—	—
Electrical Equipment	25,042	0.3		1,406	0.0	*
Electronic Equipment, Instruments & Components	33,541	0.4		33,600	0.4
Energy Equipment & Services	4,355	0.1		4,543	0.1
Food & Staples Retailing	22,184	0.3		21,957	0.3
Food Products	222,225	2.6		260,340	3.1
Healthcare Equipment & Supplies	307,354	3.5		270,891	3.3
Healthcare Providers & Services	617,191	7.1		559,659	6.7
Healthcare Technology	391,862	4.5		315,628	3.8
Hotels, Restaurants & Leisure	286,343	3.3		271,416	3.3
Household Products	9,326	0.1		8,636	0.1
Industrial Conglomerates	84,992	1.0		72,399	0.9
Insurance	494,924	5.7		460,242	5.5
Internet & Direct Marketing Retail	103,641	1.2		103,829	1.3
IT Services	278,422	3.2		294,569	3.5
Leisure Products	69,566	0.8		69,755	0.8
Life Sciences Tools & Services	133,575	1.5		115,691	1.4
Machinery	30,654	0.4		30,586	0.4
Marine	34,825	0.4		35,033	0.4
Media	13,765	0.2		13,883	0.2
Multiline Retail	29,021	0.3		43,416	0.5
Oil, Gas & Consumable Fuels	7,203	0.1		85,736	1.0
Paper & Forest Products	18,764	0.2		18,771	0.2
Personal Products	36,406	0.4		36,460	0.4
Pharmaceuticals	319,750	3.7		257,011	3.1
Professional Services	237,245	2.7		217,009	2.6
Real Estate Management & Development	105,965	1.2		211,484	2.6
Road & Rail	41,725	0.5		41,776	0.5
Software	2,265,925	26.1		2,229,206	26.9
Specialty Retail	517,179	6.0		476,296	5.7
Textiles, Apparel & Luxury Goods	44,255	0.5		43,892	0.5
Trading Companies & Distributors	55,657	0.6		55,166	0.7
Transportation Infrastructure	7,512	0.1		—	—
Water Utilities	68,173	0.8		67,383	0.8
Total	$8,672,620	100.0%		$8,302,913	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2025			As of September 30, 2024
Fair Value:
Aerospace & Defense	$43,326	0.5%		$40,073	0.5%
Air Freight & Logistics	50,286	0.6		—	—
Airlines	8,903	0.1		8,547	0.1
Auto Components	32,606	0.4		45,376	0.6
Automobiles	410,363	4.8		389,281	4.7
Banks	11,382	0.1		2,076	0.0	*
Beverages	89,112	1.0		76,785	0.9
Biotechnology	613	0.0	*	764	0.0	*
Building Products	60,989	0.7		59,962	0.7
Capital Markets	12,434	0.1		2,540	0.0	*
Chemicals	123,067	1.4		119,535	1.5
Commercial Services & Supplies	197,996	2.3		198,921	2.4
Communications Equipment	16,445	0.2		16,494	0.2
Construction & Engineering	10,677	0.1		4,050	0.0	*
Containers & Packaging	108,574	1.3		101,467	1.2
Diversified Consumer Services	448,378	5.2		385,797	4.7
Diversified Financial Services	87,666	1.0		90,588	1.1
Diversified Telecommunication Services	1,529	0.0	*	1,529	0.0	*
Electrical Utilities	6,276	0.1		—	—
Electrical Equipment	25,340	0.3		1,425	0.0	*
Electronic Equipment, Instruments & Components	34,192	0.4		34,420	0.4
Energy Equipment & Services	2,023	0.0	*	1,793	0.0	*
Food & Staples Retailing	22,313	0.3		22,811	0.3
Food Products	226,072	2.6		258,812	3.1
Healthcare Equipment & Supplies	309,636	3.6		264,737	3.2
Healthcare Providers & Services	606,836	7.0		545,927	6.6
Healthcare Technology	395,769	4.6		317,594	3.9
Hotels, Restaurants & Leisure	287,969	3.3		271,656	3.3
Household Products	9,323	0.1		8,636	0.1
Industrial Conglomerates	86,987	1.0		72,439	0.9
Insurance	492,626	5.7		458,447	5.6
Internet & Direct Marketing Retail	84,344	1.0		108,880	1.3
IT Services	288,685	3.4		302,581	3.7
Leisure Products	71,228	0.8		71,152	0.9
Life Sciences Tools & Services	135,984	1.6		113,608	1.4
Machinery	30,227	0.4		29,750	0.4
Marine	34,676	0.4		34,517	0.4
Media	13,591	0.2		13,717	0.2
Multiline Retail	29,560	0.3		31,866	0.4
Oil, Gas & Consumable Fuels	7,116	0.1		85,689	1.0
Paper & Forest Products	18,816	0.2		18,727	0.2
Personal Products	21,934	0.3		32,813	0.4
Pharmaceuticals	319,346	3.7		254,314	3.1
Professional Services	240,458	2.8		218,402	2.7
Real Estate Management & Development	103,560	1.2		211,343	2.6
Road & Rail	41,152	0.5		41,172	0.5
Software	2,278,146	26.4		2,229,502	27.1
Specialty Retail	509,182	5.9		473,726	5.8
Textiles, Apparel & Luxury Goods	44,458	0.5		43,633	0.5
Trading Companies & Distributors	52,856	0.6		50,288	0.6
Transportation Infrastructure	7,511	0.1		—	—
Water Utilities	68,682	0.8		67,249	0.8
Total	$8,621,220	100.0%		$8,235,411	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2025 and September 30, 2024 were as follows:

As of March 31, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		$7,000	CAD	5,386	USD	7/18/2025	$485	$—
Macquarie Bank Limited		£8,750	GBP	10,667	USD	7/21/2025	—	(620)
Macquarie Bank Limited		€20,700	EUR	22,363	USD	7/21/2025	—	(160)
Macquarie Bank Limited		€10,100	EUR	10,918	USD	7/21/2025	—	(72)
Macquarie Bank Limited		€16,100	EUR	17,902	USD	7/30/2025	367	—
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	80	—
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	—	(409)
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	495	—
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	805	—
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	70	—
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(390)
							$2,302	$(1,651)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$432	$—
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	459	—
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	302	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	—	(469)
							$1,193	$(469)

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
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$5,997	$—	$7,203	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$(15,495)	$4,332	$6,432	$(1,383)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Forward currency contracts	$328,164	$404,826	$339,465	$293,420
Interest Rate Swaps
In connection with the 2028 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with SMBC (as defined below) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 3.327% on the first $225,000 of the 2028 Notes and (ii) receives a fixed interest rate of 7.310% and pays a floating interest rate of one-month SOFR plus 2.835% on the second $225,000 of the 2028 Notes. The interest rate swap agreements terminate on November 5, 2028. The Company designated these interest rate swaps and the 2028 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 Notes.
In connection with the 2029 Notes (as defined in Note 7), the Company entered into interest rate swap agreements with SMBC and Macquarie (as defined below) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company (i) receives a fixed interest rate of 6.248% and pays a floating interest rate of one-month SOFR plus 2.444% on the first $600,000 of the 2029 Notes and (ii) receives a fixed interest rate of 5.881% and pays a floating interest rate of three-month SOFR plus 2.012% on the second $150,000 of the 2029 Notes. The interest rate swap agreements terminate on June 15, 2029. The Company designated these interest rate swaps and the 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2029 Notes.
As of March 31, 2025, the counterparties to the Company’s interest rate swap agreements were SMBC and Macquarie.
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net unrealized loss related to the fair value hedge was $35 and $4,696, respectively, for the three and six months ended March 31, 2025. The net unrealized gain related to the fair value hedge was $2,471 and $2,772, respectively, for the three and six months ended March 31, 2024. The net unrealized gain /(loss) related to the fair value hedge is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net unrealized gain /(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and six months ended March 31, 2025 and 2024.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Hedging Instruments (Interest rate swaps)	$17,717	$(9,094)	$(21,225)	$(5,828)
Hedged items (Unsecured notes)	(17,752)	11,565	16,529	8,600
Fair market value adjustments for hedge accounting recognized in interest expense	$(35)	$2,471	$(4,696)	$2,772

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The outstanding interest rate swap contracts as of March 31, 2025 and September 30, 2024 were as follows:

As of March 31, 2025
Counterparty	Notional Amount	Maturity Date	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	$225,000	11/5/2028	$1,779	$—
SMBC Capital Markets, Inc.	225,000	11/5/2028	5,522	—
SMBC Capital Markets, Inc.	600,000	6/15/2029	1,988	—
			$9,289	$—
Macquarie Bank Limited	150,000	6/15/2029	$972	$—
			$972	$—

As of September 30, 2024
Counterparty	Notional Amount	Maturity Date	Unrealized Appreciation	Unrealized Depreciation
SMBC Capital Markets, Inc.	$225,000	11/5/2028	$8,925	$—
SMBC Capital Markets, Inc.	225,000	11/5/2028	13,298	—
SMBC Capital Markets, Inc.	600,000	6/15/2029	9,263	—
			$31,486	$—
The table below presents the carrying value of the 2028 and 2029 Notes as of March 31, 2025 and September 30, 2024 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationship included in such carrying value:

	As of March 31, 2025		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$453,645	$7,197	$460,642	$14,675
2029 Notes	748,486	3,162	606,271	12,213
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of March 31, 2025 and September 30, 2024, there was $0 and $650, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2025 and September 30, 2024.

As of March 31, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$3,274	$(1,651)	$1,623	$—	$1,623
SMBC Capital Markets, Inc.	Net unrealized depreciation on derivatives	10,482	(469)	10,013	—	10,013

As of September 30, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$5,695	$(5,469)	$226	$—	$226
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	31,486	(2,222)	29,264	—	29,264
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2025 and September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2025 and September 30, 2024:

As of March 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,007,593	$8,007,593
Equity investments(1)	94	—	613,533	613,627
Money market funds(1)(2)	181,333	—	—	181,333
Forward currency contracts	—	3,495	—	3,495
Interest rate swaps	—	10,261	—	10,261
Total assets, at fair value:	$181,427	$13,756	$8,621,126	$8,816,309
Liabilities, at fair value:
Forward currency contracts	$—	$(2,120)	$—	$(2,120)
Total liabilities, at fair value:	$—	$(2,120)	$—	$(2,120)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,656,873	$7,656,873
Equity investments(1)	118	—	578,420	578,538
Money market funds(1)(2)	213,101	—	—	213,101
Forward currency contracts	—	5,695	—	5,695
Interest rate swaps	—	31,486	—	31,486
Total assets, at fair value:	$213,219	$37,181	$8,235,293	$8,485,693
Liabilities at fair value:
Forward currency contracts	$—	$(7,691)	$—	$(7,691)
Total liabilities, at fair value:	$—	$(7,691)	$—	$(7,691)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2025 was $8,020 and ($28,233), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2024 was $2,150 and $23,326, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2025 and 2024:

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	52,525	(13,601)	38,924
Net translation of investments in foreign currencies	(22,777)	(23)	(22,800)
Realized gain (loss) on investments	(41,842)	(378)	(42,220)
Realized gain (loss) on translation of investments in foreign currencies	(2,913)	—	(2,913)
Fundings of (proceeds from) revolving loans, net	5,016	—	5,016
Fundings of investments	1,156,083	51,965	1,208,048
PIK interest and non-cash dividends	27,921	15,071	42,992
Proceeds from non-cash dividends	—	(3,549)	(3,549)
Proceeds from principal payments and sales of portfolio investments	(825,971)	(14,372)	(840,343)
Accretion of discounts and amortization of premiums	2,678	—	2,678
Fair value, end of period	$8,007,593	$613,533	$8,621,126

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	7,198	9,809	17,007
Net translation of investments in foreign currencies	11,332	1	11,333
Realized gain (loss) on investments	(15,784)	(1,584)	(17,368)
Realized gain (loss) on translation of investments in foreign currencies	30	—	30
Funding of (proceeds from) revolving loans, net	1,658	—	1,658
Fundings of investments	134,121	13,146	147,267
PIK interest and non-cash dividends	23,397	8,603	32,000
Proceeds from principal payments and sales of portfolio investments	(316,680)	(4,584)	(321,264)
Accretion of discounts and amortization of premiums	7,450	—	7,450
Fair value, end of period	$5,071,905	$322,721	$5,394,626

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and September 30, 2024.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$466,973	Yield analysis	Market interest rate	7.0% - 14.0% (9.5%)
		Market comparable companies	EBITDA multiples	2.8x - 20.6x (14.1x)
One stop loans(3)(4)	$7,428,945	Yield analysis	Market interest rate	2.0% - 20.0% (9.7%)
		Market comparable companies	EBITDA multiples	3.6x - 38.0x (15.9x)
			Revenue multiples	1.4x - 18.0x (8.3x)
	52,402	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)(6)	$59,273	Yield analysis	Market interest rate	9.3% - 17.3% (12.5%)
		Market comparable companies	EBITDA multiples	4.7x - 24.0x (15.1x)
			Revenue multiples	8.5x
Equity(7)	$613,533	Market comparable companies	EBITDA multiples	4.6x - 29.2x (15.6x)
			Revenue multiples	1.4x - 18.0x (8.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$8,606 of loans at fair value were valued using the market comparable companies approach only.
(3)$132,417 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,479,895 and $949,050 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)$407 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $59,224 and $49 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively.
(7)The Company valued $540,535 and $72,998 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (as defined in Note 7) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of March 31, 2025 and September 30, 2024.

	As of March 31, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$4,833,150	$4,815,346	$4,624,791	$4,591,161
(1) As of March 31, 2025 and September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2028 and 2029 Notes. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of March 31, 2025, the Company’s asset coverage for borrowed amounts was 182.8%.
2024 Debt Securitization: On November 18, 2024, the Company completed a $2,200,500 term debt securitization (the “2024 Debt Securitization”). The notes offered in the 2024 Debt Securitization (“the 2024 Notes”) were issued by the 2024 Issuer and were backed by a diversified portfolio of senior secured loans. The transaction was executed through a private placement which consisted of $1,192,400 of Aaa/AAA Class A-1R Senior Secured Floating Rate Notes due 2036 (the “Class A-1R 2024 Notes”), which bear interest at three-month SOFR plus 1.56%; $171,600 of AAA Class A-2RR Senior Secured Floating Rate Notes due 2036, which bear interest at three-month SOFR plus 1.75% (the “Class A-2RR 2024 Notes”); $165,000 of AA Class B-R Senior Secured Floating Rate Notes, which bear interest at three-month SOFR plus 1.70% (the “Class B-R Notes”); $154,000 of A Class C-R Senior Secured Floating Rate Notes, which bear interest at three-month SOFR plus 2.10%; and $517,500 of Subordinated Notes due 2124 which do not bear interest (the “Subordinated Notes” and together with the Secured Notes, the “2024 Notes”). The Company indirectly retained all of the Class B-R, Class C-R and Subordinated Notes.
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2024 Debt Securitization, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the March 31, 2025 Consolidated Statement of Financial Condition as debt of the company. As of March 31, 2025, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of March 31, 2025, there were 120 portfolio companies with a total fair value of $2,190,925 securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of March 31, 2025 based on the last interest rate reset was 4.3%.

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$20,229	$—	$30,441	$—
Amortization of debt issuance costs	229	—	341	—
Total interest and other debt financing expenses	$20,458	$—	$30,782	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	6.0%	N/A	6.1%	N/A
Average outstanding balance	$1,364,000	$—	$1,004,264	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

Description	Class A-1R 2024 Notes	Class A-2RR 2024 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$1,192,400	$171,600
Fitch Rating	“AAA”	“NR”
S&P Rating	“AAA”	“AAA”
Interest Rate	SOFR + 1.56%	SOFR + 1.75%

As part of the 2024 Debt Securitization, the Company entered into a master loan sale agreement that provides for the sale of assets on the 2024 Debt Securitization closing date as well as future sales from the Company to the 2024 Issuer through the BDC CLO 8 Depositor, (1) the Company sold and/or contributed to the BDC CLO 8 Depositor the remainder of its ownership interest in the portfolio company investments securing the 2024 Debt Securitization and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) the BDC CLO 8 Depositor, in turn, sold to the 2024 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the 2024 Issuer, and not the BDC CLO 8 Depositor or the Company, holds all of the ownership interest in such portfolio company investments and participations.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$6,503	$1,839	$13,599
Amortization of debt issuance costs	—	—	—	2
Total interest and other debt financing expenses	$—	$6,503	$1,839	$13,601
Cash paid for interest expense	$—	$7,227	$5,152	$14,412
Annualized average stated interest rate	N/A	7.4%	7.1%	7.4%
Average outstanding balance	$—	$354,072	$51,905	$367,094
As part of the 2018 Debt Securitization, GBDC entered into a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2018 Issuer and to purchase or otherwise acquire the LLC equity interests in the Subordinated 2018 Notes. As of September 30, 2024, the 2018 Notes (other than the Subordinated 2018 Notes) were the secured obligations of the 2018 Issuer and indentures governing the 2018 Notes include customary covenants and events of default.

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
The interest charged under the GCIC 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$8,049	$1,682	$16,676
Accretion of discounts on notes issued	—	—	—	—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$—	$8,049	$1,682	$16,676
Cash paid for interest expense	$—	$8,749	$4,861	$17,604
Annualized average stated interest rate	N/A	6.8%	6.1%	6.9%
Average outstanding balance	$—	$472,970	$55,356	$484,697
As part of the GCIC 2018 Debt Securitization, GBDC assumed in the GCIC Merger a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the GCIC 2018 Issuer and to purchase or otherwise acquire the LLC equity interests in the GCIC Subordinated 2018 Notes. As of September 30, 2024, the GCIC 2018 Notes (other than the GCIC Subordinated 2018 Notes) were the secured obligations of the GCIC 2018 Issuer and indentures governing the GCIC 2018 Notes include customary covenants and events of default.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On November 18, 2024, in connection with the 2024 Debt Securitization, the GBDC 3 2021 Issuer redeemed the outstanding GBDC 3 2021 Notes pursuant to the terms of the indenture governing such GBDC 3 2021 Notes. Following such redemption, the agreements which governed the GBDC 3 2021 Debt Securitization were terminated. The redemption of the GBDC 3 2021 Notes resulted in a realized loss on the extinguishment of debt of $48 for the three months ended December 31, 2024, which represented the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination. The Secured GBDC 3 2021 Notes would have otherwise matured on April 15, 2033 and the Subordinated GBDC 3 2021 Notes would have otherwise matured in 2121.
As of September 30, 2024, there were 81 portfolio companies with total fair value of $395,682 securing the GBDC 3 2021 Notes. The pool of loans in the GBDC 3 2021 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the GBDC 3 2021 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$2,694	$—
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$—	$2,694	$—
Cash paid for interest expense	$—	$—	$7,355	$—
Annualized average stated interest rate	N/A	N/A	6.9%	N/A
Average outstanding balance	$—	$—	$78,593	$—
As part of the GBDC 3 2021 Debt Securitization, GBDC assumed in the GBDC 3 Merger a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the GBDC 3 2021 Issuer and to purchase or otherwise acquire the LLC equity interests in the Subordinated GBDC 3 2021 Notes. As of September 30, 2024, the Secured GBDC 3 2021 Notes (other than the Subordinated GBDC 3 2021 Notes) were the secured obligations of the GBDC 3 2021 Issuer and indentures governing the Secured GBDC 3 2021 Notes include customary covenants and events of default.
GBDC 3 2022 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $401,750 asset-backed securitization (the “GBDC 3 2022 Debt Securitization”). The GBDC 3 2022 Debt Securitization was originally completed on January 25, 2022. The notes offered in the GBDC 3 2022 Debt Securitization were issued by the GBDC 3 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the GBDC 3 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured GBDC 3 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated GBDC 3 2022 Notes” and, together with the Secured GBDC 3 2022 Notes, the “GBDC 3 2022 Notes”). The Secured GBDC 3 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2022 Issuer indirectly retained all of the Subordinated GBDC 3 2022 Notes, and the Subordinated GBDC 3 2022 Notes were eliminated in consolidation. The Secured GBDC 3 2022 Notes are included in the March 31, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.
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
As of March 31, 2025 and September 30, 2024, there were 48 and 55 portfolio companies, respectively, with a total fair value of $304,630 and $377,755, respectively, securing the GBDC 3 2022 Debt Securitization. The pool of loans in the GBDC 3 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the GBDC 3 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of March 31, 2025 based on the last interest rate reset was 4.3%.
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$3,413	$—	$7,448	$—
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$3,413	$—	$7,448	$—
Cash paid for interest expense	$3,932	$—	$8,292	$—
Annualized average stated interest rate	6.5%	N/A	6.7%	N/A
Average outstanding balance	$214,289	$—	$223,976	$—
As of March 31, 2025, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the GBDC 3 2022 Debt Securitization was as follows:

Description	Secured GBDC 3 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$209,082
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%
As part of the GBDC 3 2022 Debt Securitization, GBDC assumed in the GBDC 3 Merger a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured loans (or participation interests therein) to the GBDC 3 2022 Issuer and to purchase or otherwise acquire the LLC equity interests in the Subordinated GBDC 3 2022 Notes. As of March 31, 2025 and September 30, 2024, the Secured GBDC 3 2022 Notes (other than the Subordinated GBDC 3 2022 Notes) were the secured obligations of the Secured GBDC 3 2022 and indentures governing the Secured GBDC 3 2022 Notes include customary covenants and events of default.
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
As of September 30, 2024, there were 73 portfolio companies with a total fair value of $377,471 securing the GBDC 3 2022-2 Debt Securitization. The pool of loans in the GBDC 3 2022-2 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the GBDC 3 2022-2 Debt Securitization was based on three-month term SOFR. For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$3,504	$—
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$—	$3,504	$—
Cash paid for interest expense	$—	$—	$7,197	$—
Annualized average stated interest rate	N/A	—%	7.5%	N/A
Average outstanding balance	$—	$—	$93,956	$—
As part of the GBDC 3 2022-2 Debt Securitization, GBDC assumed in the GBDC 3 Merger a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the GBDC 3 2022-2 Issuer and to purchase or otherwise acquire the LLC equity interests in the Subordinated GBDC 3 2022-2 Notes. As of September 30, 2024, the Secured GBDC 3 2022-2 Notes (other than the Subordinated GBDC 3 2022-2 Notes) were the secured obligations of the GBDC 3 2022-2 Issuer and indentures governing the Secured GBDC 3 2022-2 Notes include customary covenants and events of default.
The Investment Adviser serves or served as collateral manager to each of the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by each of the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 and the 2024 Issuer for rendering such collateral management services.

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
As of September 30, 2024, the Company had outstanding debt under the GBDC 3 DB Credit Facility of $411,489.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$3,820	$—
Facility fees	—	—	244	—
Accretion of discounts	—	—	—	—
Total interest and other debt financing expenses	$—	$—	$4,064	$—
Cash paid for interest expense and facility fees	$—	$—	$11,680	$—
Annualized average stated interest rate¹	N/A	—%	6.8%	N/A
Average outstanding balance	$—	$—	$112,364	$—
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of March 31, 2025, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies, subject to leverage and borrowing base restrictions. Through a series of agreements, most recently on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500.
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
As of March 31, 2025 and September 30, 2024, the Company had outstanding debt of $1,110,054 and $956,590, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$16,053	$1,648	$33,098	$12,484
Facility fees	849	1,411	1,637	2,233
Amortization of debt issuance costs	920	843	2,151	1,665
Total interest and other debt financing expenses	$17,822	$3,902	$36,886	$16,382
Cash paid for interest expense and facility fees	$17,434	$1,637	$37,455	$14,735
Annualized average stated interest rate¹	5.9%	6.2%	6.1%	7.0%
Average outstanding balance	$1,106,198	$106,957	$1,095,615	$358,079
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
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$4,219	$—	$8,438
Accretion of discounts and amortization of premiums on notes issued	—	(345)	—	(694)
Amortization of debt issuance costs	—	556	—	1,056
Total interest and other debt financing expenses	$—	$4,430	$—	$8,800
Cash paid for interest expense	$—	$—	$—	$8,438
Annualized average stated interest rate	N/A	3.4%	N/A	3.4%
Average outstanding balance	$—	$500,000	$—	$500,000
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both March 31, 2025 and September 30, 2024, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.

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
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$3,750	$3,750	$7,500	$7,500
Accretion of discounts on notes issued	131	132	265	266
Amortization of debt issuance costs	386	420	789	797
Total interest and other debt financing expenses	$4,267	$4,302	$8,554	$8,563
Cash paid for interest expense	$7,500	$7,500	$7,500	$7,500
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both March 31, 2025 and September 30, 2024, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$1,794	$1,794	$3,588	$3,588
Accretion of discounts on notes issued	181	183	366	368
Amortization of debt issuance costs	211	231	432	563
Total interest and other debt financing expenses	$2,186	$2,208	$4,386	$4,519
Cash paid for interest expense	$3,588	$3,588	$3,588	$3,588
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of March 31, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$7,931	$7,931	$15,862	$10,222
Net contractual interest rate swap expense	115	813	853	1,088
Net (gain)/loss related to the fair value hedge	35	(3,884)	7,444	(4,184)
Accretion of discounts on notes issued	238	240	481	311
Amortization of debt issuance costs	304	286	622	362
Total interest and other debt financing expenses	$8,623	$5,386	$25,262	$7,799
Cash paid (received) for interest expense(1)	$8,409	$4,929	$16,901	$4,929
Annualized average interest rate swap and stated interest rate(2)	7.3%	7.1%	7.4%	7.1%
Average outstanding balance	$450,000	$450,000	$450,000	$290,164

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2028 Notes.
(2) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance. As of March 31, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750,000 and $600,000, respectively. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
On February 1, 2024 and December 3, 2024, the Company entered into interest rate swap agreements on the 2029 Notes with SMBC and Macquarie, respectively, as counterparties. Under the terms of the agreement with SMBC, the Company (i) receives a fixed rate of 6.248% and (ii) pays SMBC a rate of one-month Term SOFR + 2.444% on the first $600,000 of 2029 Notes. Under the terms of the agreement with Macquarie, the Company (i) receives a fixed rate of 5.881% and (ii) pays Macquarie a floating interest rate of three-month Term SOFR + 2.012% on the second $150,000 of the 2029 Notes. The Company designated these interest rate swap as effective hedge accounting instruments. The total notional amount of both swap agreements is $750,000 and both agreements terminate on June

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$11,250	$6,000	$20,950	$6,000
Net contractual interest rate swap expense	1,196	1,518	2,893	1,518
Net (gain)/loss related to the fair value hedge	(1)	1,413	(2,748)	1,413
Accretion of discounts on notes issued	268	204	569	204
Amortization of debt issuance costs	429	210	789	210
Total interest and other debt financing expenses	$13,142	$9,345	$22,453	$9,345
Cash paid (received) for interest expense (1)	$23,301	$—	$23,301	$—
Annualized average interest rate swap and stated interest rate (2)	6.7%	6.0%	6.9%	6.0%
Average outstanding balance	$750,000	$395,604	$698,077	$196,721

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2029 Notes.
(2)     The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of both March 31, 2025 and September 30, 2024, the Company was permitted to borrow up to $200,000 and which had a maturity date of June 15, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2025 was 4.2%. On June 11, 2024, the Company amended the revolving loan agreement to increase the borrowing capacity under the Adviser Revolver from $100,000 to $200,000. As of both March 31, 2025 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—
For the three and six months ended March 31, 2025, the average total debt outstanding was $4,834,487 and $4,814,106, respectively. For the three and six months ended March 31, 2024, the average total debt outstanding was $3,229,603 and $3,146,755, respectively.
For the three and six months ended March 31, 2025, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 5.9% and 6.0%, respectively. For the three and six months ended March 31, 2024, the effective average

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 5.5% and 5.4%, respectively.
A summary of the Company’s maturity requirements for borrowings as of March 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GBDC 3 2022 Debt Securitization	$209,082	$—	$—	$209,082	$—
2024 Debt Securitization	1,364,000	—	—	—	1,364,000
JPM Credit Facility	1,110,054	—	—	1,110,054	—
2026 Notes(1)	599,258	—	599,258	—	—
2027 Notes(1)	348,625	—	348,625	—	—
2028 Notes(1)(2)	453,645	—	—	453,645	—
2029 Notes(1)(2)	748,486	—	—	748,486	—
Total borrowings	$4,833,150	$—	$947,883	$2,521,267	$1,364,000
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies
Commitments: As of March 31, 2025, the Company had outstanding commitments to fund investments totaling $1,024,064, including $232,188 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $717,869, including $157,618 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2025		2024
Net asset value at beginning of period	$15.19		$15.02
Distributions declared:
From net investment income - after tax	(0.87)		(0.90)
Net investment income - after tax	0.74		1.00
Net realized gain (loss) on investment transactions	(0.15)		(0.07)
Net realized gain (loss) on extinguishment of debt	0.00	(2)	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.13		0.07
Net asset value at end of period	$15.04		$15.12
Per share market value at end of period	$15.14		$16.63
Total return based on market value(4)	5.96%		19.98%
Number of common shares outstanding	268,831,114		171,517,307

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets *	9.72%	13.29%
Ratio of total expenses to average net assets *(5)	11.02%	11.14%
Ratio of incentive fee waiver to average net assets	0.00%	(0.20)%
Ratio of incentive fees to average net assets (5)	0.90%	1.64%
Ratio of income and excise taxes to average net assets (5)	(0.01)%	0.04%
Ratio of net expenses (without incentive fees) to average net assets *(5)	10.12%	9.50%
Total return based on average net asset value(6)	4.72%	6.61%
Total return based on average net asset value - annualized(6)	9.47%	13.23%
Net assets at end of period	$4,043,498	$2,593,640
Average debt outstanding	$4,814,106	$3,146,755
Average debt outstanding per share	$17.91	$18.35
Portfolio Turnover*	19.86%	5.39%
Asset coverage ratio(7)	182.80%	177.94%
Asset coverage ratio per unit(8)	$1,828	$1,779
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
GBDC 3 2021 Debt Securitization	N/A	N/A
GBDC 3 2022 Debt Securitization	N/A	N/A
GBDC 3 2022-2 Debt Securitization	N/A	N/A
2024 Debt Securitization	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	N/A	$993
2026 Notes	$956	$904
2027 Notes	$934	$876
2028 Notes	$1,045	$1,033
2029 Notes	$1,002	$988
Adviser Revolver	N/A	N/A

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
Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Earnings available to stockholders	$78,984	$93,558	$190,298	$169,334
Basic and diluted weighted average shares outstanding	266,484,213	170,637,140	265,402,101	170,140,990
Basic and diluted earnings per share	$0.30	$0.55	$0.72	$1.00

Note 11. Common Stock Transactions
On October 6, 2023, the Company entered into the 2023 Equity Distribution Agreement (the “ATM Program”), which provides that the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price as of March 31, 2025 of up to $250,000 in an “at the market offering,” as defined in Rule 415 under the Securities Act of 1933, as amended.
For the three and six months ended March 31, 2025, the Company issued common stock under the ATM Program as follows:

	Total Number of Shares Issued	Average Offering Price per share	Gross Proceeds	Underwriting Fees/Offering Expenses	Approximate Dollar Value of Shares that May Yet be Issued Under the ATM Program
ATM Program	2,408,940	$15.79	$38,043	$609	$211,957
On August 2, 2024, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2025, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
As of March 31, 2025, Wells Fargo Securities, LLC, as broker, had repurchased 409,705 shares of the Company’s common stock pursuant to the Program at an average price of $14.49 per share for an aggregate purchase price of approximately $5,938.
For the three and six months ended March 31, 2025, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2025	77,777	$14.53	$1,130	$144,062
Total	77,777	$14.53	$1,130	$144,062

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
There were no repurchases under the Program for the six months ended March 31, 2024.
On February 21, 2025, the Company filed an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of capital stock of the Company from 351,000,000 shares to 501,000,000 shares, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share (the “Certificate of Incorporation Amendment”). The Certificate of Incorporation Amendment became effective immediately upon filing.
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the six months ended March 31, 2025
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(1)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(1)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554
02/03/2025	03/03/2025	03/28/2025	$0.39	$89,334	1,001,354	$15,150
For the six months ended March 31, 2024
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
02/02/2024	02/15/2024	03/15/2024	$0.07	$9,906	134,135	$2,035
01/16/2024	03/01/2024	03/29/2024	$0.39	$53,930	797,377	$12,599

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
On April 4, 2025, the Company amended the JPM Credit Facility to among other things, (i) change the applicable margin to a range of 1.525% to 1.775%, (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3,000,000.

On May 2, 2025, the Company’s Board declared a quarterly distribution of $0.39 per share payable on June 27, 2025 to holders of record as of June 13, 2025.
For fiscal year 2025, including the period April 1, 2025 through May 5, 2025, Wells Fargo Securities, LLC, as broker, has repurchased 2,521,275 shares of the Company’s common stock pursuant to the Program for an aggregate purchase price of approximately $35,306 at an average price of $14.00 per share.

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
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics, or other large scale events;
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
•general economic and political trends and other external factors;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•elevated levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, or other large scale events;
•turmoil in Ukraine, Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
As of March 31, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of March 31, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$466,973	5.4%	$502,386	6.1%
One stop	7,481,347	86.8	7,110,258	86.3
Second lien	26,912	0.3	14,054	0.2
Subordinated debt	32,361	0.4	30,175	0.4
Equity	613,627	7.1	578,538	7.0
Total	$8,621,220	100.0%	$8,235,411	100.0%
(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2025.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2025 and September 30, 2024, one stop loans included $949.1 million and $1,021.3 million, respectively, of recurring revenue loans at fair value.
As of March 31, 2025 and September 30, 2024, we had debt and equity investments in 393 and 381 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on (i) our average net asset value, (ii) our average net asset value per share, and (iii) the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	For the three months ended		For the six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average income yield (1)*	10.5%	10.9%	10.6%	12.3%
Weighted average investment income yield (2)*	10.8%	11.2%	11.0%	12.7%
Weighted average income yield of total investments (3)*	9.9%	10.4%	10.0%	11.8%
Weighted average investment income yield of total investments (4)*	10.3%	10.7%	10.5%	12.2%
Total return based on average net asset value (5)*	7.9%	11.0%	9.5%	13.2%
Total return based on net asset value per share (6)*	8.0%	11.1%	9.6%	13.2%
Total return based on market value (7)*	3.2%	3.5%	6.0%	20.0%

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
(6)Total return based on net asset value per share is calculated as (a) net income per share for the period, (b) divided by net asset value per share as of the end of the period. Total return does not include sales load.
(7)Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
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

Collateral management fees are paid directly by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 2 2022-2 Issuer and the 2024 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of our acquisition of Golub Capital Investment Corporation, a Maryland corporation, or GCIC, on September 6, 2019, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. Before we acquired the GBDC 3 2022 Issuer as a part of our acquisition of Golub Capital BDC 3, Inc., or GBDC 3, on June 3, 2024, the GBDC 3 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GBDC 3 2022-2 Issuer as a part of our acquisition of GBDC 3 on June 3, 2024, the GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization (as defined in Note 7 of our consolidated financial statements).Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization, the GBDC 3 2022-2 Debt Securitization and the 2024 Debt Securitization and collectively the Debt Securitizations, as applicable.
We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.
GBDC 3 Acquisition
On June 3, 2024, we completed our acquisition of GBDC 3, pursuant to the GBDC 3 Merger Agreement (as defined in Note 1 of our consolidated financial statements). Pursuant to the GBDC 3 Merger Agreement, and, immediately following the initial merger of GBDC 3 Merger Sub (as defined in Note 1 of our consolidated financial statements) with and into GBDC 3, was then merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the GBDC 3 Merger, GBDC 3’s separate existence ceased.
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
Upon the consummation of the GBDC 3 Merger, we entered into the Investment Advisory Agreement, with GC Advisors, which replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 or the Prior Investment Advisory Agreement.

Recent Developments
On April 4, 2025, we amended our JPM Credit Facility (as defined in Note 7 of our consolidated financial statements) to, among other things, (i) change the applicable margin to a range of 1.525% to 1.775%, (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3.0 billion.
On May 2, 2025, our Board declared a quarterly distribution of $0.39 per share, which is payable on June 27, 2025 to holders of record as of June 13, 2025.
On May 2, 2025, Joshua M. Levinson resigned from his position as our Chief Compliance Officer. Mr. Levinson remains with Golub Capital and was promoted to Chief Operating Officer and Chief Legal Officer of the Firm in 2024.

On May 2, 2025, our board of directors appointed Wu-Kwan Kit as Chief Compliance Officer of the Company effective immediately. Ms. Kit has served as Senior BDC Counsel to Golub Capital since September 2024 and will continue in that role concurrent to her position as Chief Compliance Officer. Prior to joining Golub Capital, Ms. Kit was Senior Vice President and Senior Counsel at PIMCO, where she primarily supported its registered funds. Prior to this position, she worked at Van Eck Associates as Assistant General Counsel. Prior to that, Ms. Kit worked as an Associate at Schulte Roth & Zabel’s Investment Management Group. Ms. Kit earned her BA degree cum laude from the University of Pennsylvania. She received a JD from the University of Pennsylvania Law School.

For fiscal year 2025, including the period April 1, 2025 through May 5, 2025, Wells Fargo Securities, LLC, as broker, has repurchased 2,521,275 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $35.3 million at an average price of $14.00 per share.

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
Consolidated operating results for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs December 31, 2024	March 31, 2025	March 31, 2024	2025 vs. 2024
	(In thousands)
Interest income	$188,150	$200,035	$(11,885)	$388,185	$288,290	$99,895
Payment-in-kind interest income	14,045	11,016	3,029	25,061	23,628	1,433
Loan Origination Fees Discount Amortization	6,700	6,255	445	12,955	9,857	3,098
Acquisition purchase premium amortization	(4,592)	(5,686)	1,094	(10,278)	(2,407)	(7,871)
Non-cash dividend income	7,807	7,264	543	15,071	8,603	6,468
Dividend income	70	1,223	(1,153)	1,293	137	1,156
Fee income	1,712	593	1,119	2,305	892	1,413
Total investment income	213,892	220,700	(6,808)	434,592	329,000	105,592
Total net expenses	115,230	124,585	(9,355)	239,815	157,862	81,953
Net investment income before taxes	98,662	96,115	2,547	194,777	171,138	23,639
Income and excise taxes	—	(475)	475	(475)	1,070	(1,545)
Net investment income after taxes	98,662	96,590	2,072	195,252	170,068	25,184
Net realized gain (loss) on investment transactions excluding purchase premium	(10,698)	(27,803)	17,105	(38,501)	(12,716)	(25,785)
Net realized gain (loss) on investment transactions due to purchase premium	(343)	(52)	(291)	(395)	(6)	(389)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(13,718)	36,837	(50,555)	23,119	9,248	13,871
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	4,935	5,738	(803)	10,673	2,413	8,260
Net gain (loss) on investment transactions	(19,824)	14,720	(34,544)	(5,104)	(1,061)	(4,043)
Net realized gain (loss) on extinguishment of debt	—	(48)	48	(48)	—	(48)
(Provision) benefit for taxes on unrealized appreciation on investments	146	52	94	198	327	(129)
Net increase (decrease) in net assets resulting from operations	$78,984	$111,314	$(32,330)	$190,298	$169,334	$20,964
Average earning debt investments, at fair value	$7,959,225	$7,727,320	$231,905	$7,825,114	$5,080,337	$2,744,777
Average earning preferred equity investments, at fair value	$244,810	$235,868	$8,942	$243,582	$135,495	$108,087

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

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
	(In thousands)
Net investment income after taxes	$98,662	$96,590	$195,252	$170,068
Add: Acquisition purchase premium amortization	4,592	5,686	10,278	2,407
Adjusted Net Investment Income	$103,254	$102,276	$205,530	$172,475

Net gain (loss) on investment transactions	$(19,824)	$14,720	$(5,104)	$(1,061)
Add: Realized loss on investment transactions due to purchase premium	343	52	395	6
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(4,935)	(5,738)	(10,673)	(2,413)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(24,416)	$9,034	$(15,382)	$(3,468)

Net increase (decrease) in net assets resulting from operations	$78,984	$111,314	$190,298	$169,334
Add: Acquisition purchase premium amortization	4,592	5,686	10,278	2,407
Add: Realized loss on investment transactions due to purchase premium	343	52	395	6
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(4,935)	(5,738)	(10,673)	(2,413)
Adjusted Net Income	$78,984	$111,314	$190,298	$169,334
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

Investment Income
Investment income decreased from the three months ended December 31, 2024 to the three months ended March 31, 2025 by $6.8 million primarily due to a decrease in interest and payment-in-kind (“PIK”) interest income primarily due to (i) declining interest base rates primarily due to the timing of resetting interest rate contracts, (ii) the reversal of $1.8 million of previously recognized interest and PIK interest income resulting from loans that were placed on non-accrual status during the three months ended March 31, 2025 and, to a lesser extent, (iii) a decrease of interest earned on cash to $1.5 million during the three months ended March 31, 2025 from $3.2 million during the three months ended December 31, 2024, that were partially offset by (i) an increase in interest income as a result of an increase in the average earning debt investments balance of $231.9 million and (ii) an increase in discount amortization acceleration and prepayment fee income driven by increased repayments as compared to the three months ended December 31, 2024. Investment income increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 by $105.6 million, primarily due to (1) an increase in interest income as a result of an increase in the average earning debt investments balance of $2,744.8 million primarily driven by our acquisition of GBDC 3 and (2) an increase in non-cash dividend income driven by an increase in the average earning preferred equity investments balance of $108.1 million primarily driven by our acquisition of GBDC 3.
The annualized income yield by debt security type for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024 are as follows:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Senior secured	10.1%	10.5%	10.3%	11.6%
One stop	10.3%	10.7%	10.5%	12.1%
Second lien	13.4%	13.6%	13.5%	14.2%
Subordinated debt	13.8%	13.8%	13.8%	16.5%
Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.6% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.79% and 0.81%, respectively.
As of March 31, 2025, we have second lien investments in six portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs December 31, 2024	March 31, 2025	March 31, 2024	2025 vs. 2024
	(In thousands)
Interest and other debt financing expenses	$67,432	$76,998	$(9,566)	$144,430	$81,030	$63,400
Amortization of debt issuance costs	2,479	2,645	(166)	5,124	4,655	469
Base management fee	21,714	21,581	133	43,295	27,618	15,677
Income Incentive fee, net of waiver	18,247	18,058	189	36,305	36,754	(449)
Professional fees	1,765	1,840	(75)	3,605	2,650	955
Administrative service fee	3,185	2,902	283	6,087	4,390	1,697
General and administrative expenses	408	561	(153)	969	765	204
Net expenses	$115,230	$124,585	$(9,355)	$239,815	$157,862	$81,953
Average debt outstanding	$4,834,487	$4,770,126	$64,361	$4,814,106	$3,146,755	$1,667,351
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, decreased from the three months ended December 31, 2024 to the three months ended March 31, 2025 by $9.7 million, primarily due to (1) decreased interest expense driven by (i) the Company experiencing the full benefit during the three months ended March 31, 2025 of the debt capital refinancings completed during the fiscal year 2025 first quarter and (ii) lower interest base rates due to the timing of resetting interest rate contracts, (2) less than $0.1 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended March 31, 2025 compared to $4.6 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended December 31, 2024 that was partially offset by increased interest expense incurred on the increase in average debt outstanding of $64.4 million during the three months ended March 31, 2025. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 by $63.9 million, primarily due to an increase in average debt outstanding of $1,667.4 million driven by (1) the assumption of GBDC 3’s debt facilities and (2) the issuance of the 2029 Notes that was partially offset by decreasing interest base rates on borrowings from our floating rate debt facilities for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024. For more information about our outstanding borrowings for the three and six months ended March 31, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended March 31, 2025 and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt was 5.9% and 6.2%, respectively. For the six months ended March 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt, on our total debt was 6.0% and 5.6%, respectively. The effective average interest rate decreased for the three months ended March 31, 2025 compared to the three months ended December 31, 2024 primarily due to reduced borrowing costs for the entire period resulting from the debt capital refinancing completed during the three months ended December 31, 2024 and lower interest base rates due to the timing of resetting interest rate contracts on our floating rate debt facilities. The effective annualized average interest rate increased for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 primarily due to the 2029 Notes issuance, a full period of the 2028 Notes issuance and, the redemption of the 2024 Notes in April 2024 that bore interest at a rate of 3.375%.
Management Fee

The base management fee increased by $0.1 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to an increase in average adjusted gross assets from the three months ended December 31, 2024 to the three months ended March 31, 2025.
The base management fee increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to an increase in average adjusted gross assets primarily as a result of our acquisition of GBDC 3 in June 2024.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
The Income Incentive Fee increased by $0.2 million from the three months ended December 31, 2024 to the three months ended March 31, 2025. due to an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth. The Income Incentive Fee decreased by $0.4 million from the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to the permanent reduction of the income incentive fee and capital gain incentive fee rate from 20% to 15% upon the close of the acquisition of GBDC 3 in June 2024. For each of the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, net of the GBDC 3 Merger Waiver (as defined in Note 3 of our consolidated financial statements) and 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.
As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of March 31, 2025 and September 30, 2024, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to an increase in the administrative service fee that was partially offset by decreases in professional fees and general and administrative expenses.
In total, professional fees, the administrative service fee and general and administrative expenses increased by $2.9 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily due to an increase in the administrative service fee and professional fees.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024 were $1.7 million, $2.7 million, $4.4 million and $4.0 million, respectively.
As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $1.9 million and $2.7 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs December 31, 2024	March 31, 2025	March 31, 2024	2025 vs. 2024
	(in thousands)			(In thousands)
Net realized gain (loss) from investments	$(16,864)	$(25,356)	$8,492	$(42,220)	$(17,368)	$(24,852)
Net realized gain (loss) from foreign currency transactions	(174)	(3,705)	3,531	(3,879)	4,646	(8,525)
Net realized gain (loss) from forward currency contracts	5,997	1,206	4,791	7,203	—	7,203
Net realized gain (loss) on investment transactions	$(11,041)	$(27,855)	$16,814	$(38,896)	$(12,722)	$(26,174)
Unrealized appreciation from investments	$47,086	$81,215	$(34,129)	$110,766	$58,239	$52,527
Unrealized (depreciation) from investments	(51,801)	(37,594)	(14,207)	(71,860)	(41,226)	(30,634)
Unrealized appreciation (depreciation) from forward currency contracts	(15,495)	21,927	(37,422)	6,432	(1,383)	7,815
Unrealized appreciation (depreciation) on foreign currency translation	11,427	(22,973)	34,400	(11,546)	(3,969)	(7,577)
Net change in unrealized appreciation (depreciation) on investment transactions	$(8,783)	$42,575	$(51,358)	$33,792	$11,661	$22,131
Net realized gain (loss) on extinguishment of debt	$—	$(48)	48	$(48)	$—	$(48)
During the three months ended March 31, 2025, we had a net realized loss of $11.0 million, primarily attributable to realized losses recognized on (i) the restructuring of debt and equity investments of two portfolio company investments and (ii) net realized gains recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized loss of $27.9 million, primarily attributable to realized losses recognized on (i) the restructure of debt and equity investments of two portfolio company investments and the sale of a portfolio company debt investment, and (ii) net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars and settlement of forward currency contracts, that were partially offset by $0.4 million of realized gain recognized on the sale of one equity investment.
During the six months ended March 31, 2025, we had a net realized loss of $38.9 million primarily attributable to realized losses recognized on the restructuring of debt and equity investments of multiple portfolio company investments and the sale of a portfolio company debt investment that was partially offset by net realized gains recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2024, we had a net realized loss of $12.7 million, primarily attributable to the realized losses on the disposition of debt and equity investments of a portfolio company in the second quarter of the 2024 fiscal year that was partially offset by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars and realized gains recognized on the sale of equity investments in multiple portfolio companies.
For the three months ended March 31, 2025, we had $47.1 million in unrealized appreciation on 188 portfolio company investments, which was offset by $51.8 million in unrealized depreciation on 226 portfolio company investments. For the three months ended December 31, 2024, we had $81.2 million in unrealized appreciation on 225 portfolio company investments, which was offset by $37.6 million in unrealized depreciation on 174 portfolio company investments.
Unrealized appreciation for the three months ended March 31, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments, (ii) fair valuing recent originations up to or near par and (iii) improved performance from certain portfolio companies. Unrealized appreciation for the three months ended December 31, 2024 was primarily due to unrealized appreciation resulting from solid borrower credit trends across our portfolio and the reversal of previously recognized unrealized depreciation (i) on the disposition or restructuring of portfolio company investments and (ii) spread tightening in the market during the second half of calendar year 2024. Unrealized depreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from isolated deterioration in credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status.
For the six months ended March 31, 2025, we had $110.8 million in unrealized appreciation on 244 portfolio company investments, which was offset by $71.9 million in unrealized depreciation on 170 portfolio company investments. For the six months ended March 31, 2024, we had $58.2 million in unrealized appreciation on 224 portfolio company investments, which was offset by $41.2 million in unrealized depreciation on 159 portfolio company investments.

Unrealized appreciation for the six months ended March 31, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from the improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023.
Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from isolated deterioration in credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies.
For the six months ended March 31, 2025, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the six months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $111.3 million. During the period, cash used in operating activities was $179.3 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $840.3 million and net investment income after tax of $195.3 million, offset by fundings of portfolio investments of $1,208.0 million. Lastly, cash provided by financing activities was $68.0 million, primarily driven by borrowings on debt of $3,731.4 million and net proceeds from the issuance of common stock through the ATM Program (as defined in Note 11 of our consolidated financial statements) of $37.4 million, offset by repayments of debt of $3,496.1 million and distributions paid of $197.6 million.
For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $322.0 million. During the period, cash provided by operating activities was $313.0 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $321.3 million and net investment income after excise tax of $170.1 million, offset by fundings of portfolio investments of $147.3 million. Lastly, cash provided by financing activities was $9.0 million, primarily driven by repayments of debt of $999.7 million, distributions paid of $123.6 million, offset by borrowings on debt of $1,145.6 million.
As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $103.1 million and $123.1 million, respectively. In addition, we had foreign currencies of $13.8 million and $8.0 million as of March 31, 2025 and September 30, 2024, respectively, restricted cash and cash equivalents of $129.5 million and $227.2 million as of March 31, 2025 and September 30, 2024, respectively. We had restricted foreign currencies of $0.0 million and $1.2 million as of March 31, 2025 and September 30, 2024, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of March 31, 2025 and September 30, 2024, $29.6 million and $136.3 million, respectively, of restricted cash was retained for partial repayments on the notes of certain of our debt securitizations that are past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2025, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2025 and September 30, 2024, we had outstanding debt under the JPM Credit Facility of $1,110.1 million and $956.6 million, respectively. As of March 31, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $887.4 million and $865.9 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $200.0 million at any one time outstanding as of March 31, 2025. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both March 31, 2025 and September 30, 2024, we had no amounts outstanding on the Adviser Revolver.
GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger, the GBDC 3 DB Credit Facility (as defined in Note 7 of our consolidated financial statements). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. As of September 30, 2024, we had outstanding debt under the GBDC 3 DB Credit Facility of $411.5 million and subject to leverage and borrowing base restrictions, we had $213.5 million of remaining commitments and $113.9 million of availability on the GBDC 3 DB Credit Facility. As of September 30, 2024, we could borrow up to $625.0 million on the GBDC 3 DB Credit Facility.
Debt Securitizations
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization. The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in Note 7 to our consolidated financial statements) are included in the March 31, 2025 Consolidated Statements of Financial Condition as our debt, and the Class B-R,

Class C-R and Subordinated Notes were eliminated in consolidation. As of March 31, 2025, we had outstanding debt under the 2024 Debt Securitization of $1,364.0 million.
GBDC 3 2022 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022 Debt Securitization. The Class A Senior Secured Floating Rate GBDC 3 Notes are included in the March 31, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as our debt and the GBDC 3 Subordinated Notes were eliminated in consolidation. As of March 31, 2025 and September 30, 2024, we had debt outstanding under the GBDC 3 2022 Debt Securitization of $209.1 million and $236.8 million, respectively.
2018 Debt Securitization - On November 18, 2024, in conjunction with the $2.2 billion term debt securitization, (“the 2024 Debt Securitization”), the 2018 Notes (as defined in Note 7 of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the 2018 Debt Securitization were terminated. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2024, we had outstanding debt under the 2018 Debt Securitization of $230.0 million.
GCIC 2018 Debt Securitization - Effective September 16, 2019, we assumed as a result of the GCIC Merger, the GCIC 2018 Debt Securitization. On November 18, 2024, in conjunction with the 2024 Debt Securitization, the GCIC 2018 Notes (as defined in Note 7 of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GCIC 2018 Debt Securitization were terminated. The Class A-1, Class A-2 (Class A-2-R GCIC 2018 Notes after refinancing on December 21, 2020) and Class B-1 GCIC 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt, and the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2024, we had outstanding debt under the GCIC 2018 Debt Securitization of $252.8 million.
GBDC 3 2021 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2021 Debt Securitization. On November 18, 2024, in conjunction with the 2024 Debt Securitization, the GBDC 3 2021 Notes (as defined in Note 7 of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GBDC 3 2021 Debt Securitization were terminated. The Class A, Class B, Class C-1, and Class C-2 GBDC 3 2021 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and the Class D and Subordinated 2021 GBDC 3 Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2021 Debt Securitization of $298.0 million.
GBDC 3 2022-2 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022-2 Debt Securitization. On December 16, 2024, the GBDC 3 2022-2 Notes (as defined in Note 7 of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GBDC 3 2022-2 Notes were terminated. The Class A 2022-2 Notes and Class A GBDC 3 2022-2 Loan are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and Subordinated GBDC 3 2022-2 Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2022-2 Debt Securitization of $225.0 million.
Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.
2024 Notes
On October 2, 2020, we issued $400.0 million in aggregate principal amount of the 2024 Notes (as defined in Note 7 of our consolidated financial statements). On October 15, 2021, we issued an additional $100.0 million in aggregate principal of the 2024 Notes. On April 8, 2024, we redeemed the $500.0 million in aggregate principal amount of the 2024 Notes, or 100% of the principal amount, plus the accrued and unpaid interest thereon.
2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both March 31, 2025 and September 30, 2024, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both March 31, 2025 and September 30, 2024.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of both March 31, 2025 and September 30, 2024.
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
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance. As of March 31, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750.0 million and $600.0 million, respectively.
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
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or, as amended, the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $250.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of March 31, 2025, we issued 2.4 million shares of common stock for aggregate proceeds totaling $38.0 million under the 2023 Equity Distribution Agreement. As of September 30, 2024, there were no common stock issuances under the 2023 Equity Distribution Agreement. As of March 31, 2025, common stock with an aggregate offering amount of $212.0 million remained available for issuance under the 2023 Distribution Agreement.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of March 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 182.8% and 1.21x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.16x as of March 31, 2025.
On August 2, 2024, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended March 31, 2025, we repurchased 77,777 shares of our common stock for an aggregate repurchase price of approximately $1.1 million. During the six months ended March 31, 2024, we did not make any repurchases of our common stock.
As of March 31, 2025 and September 30, 2024, we had outstanding commitments to fund investments totaling $1,024.1 million and $717.9 million, respectively. As of March 31, 2025, total commitments of $1,024.1 million included $232.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2025. As of March 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of March 31, 2025 and September 30, 2024, we had investments in 393 and 381 portfolio companies, respectively, with a total fair value of $8.6 billion and $8.2 billion, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended				Six months ended
	March 31, 2025		December 31, 2024		March 31, 2025		March 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$22,058	7.4%	$27,767	2.3%	$49,825	3.4%	$8,000	9.9%
One stop	272,985	91.3	1,139,505	95.9	1,412,490	95.0	70,485	87.3
Second lien	—	—	10,278	0.9	10,278	0.6	—	—
Subordinated debt	—	—	—	—	—	—	100	0.1
Equity	3,907	1.3	10,540	0.9	14,447	1.0	2,181	2.7
Total new investment commitments	$298,950	100.0%	$1,188,090	100.0%	$1,487,040	100.0%	$80,766	100.0%

For the six months ended March 31, 2025, we had approximately $840.3 million in proceeds from principal payments and sales of portfolio investments.
For the six months ended March 31, 2024, we had approximately $321.3 million in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$468,172	$466,445	$464,002	$506,457	$502,318	$499,579
Non-accrual(3)	4,196	3,784	2,971	4,046	3,860	2,807
One stop:
Performing	7,490,780	7,458,326	7,424,837	7,120,505	7,081,793	7,020,296
Non-accrual(3)	111,655	100,051	56,510	151,038	134,575	89,962
Second lien:
Performing	26,368	26,105	26,505	13,596	13,400	13,619
Non-accrual(3)	5,086	3,724	407	4,834	3,725	435
Subordinated debt:
Performing	32,447	32,149	32,361	30,410	29,943	30,175
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	581,377	613,034	N/A	533,299	578,538
Non-accrual(3)	N/A	659	593	N/A	—	—
Total	$8,138,704	$8,672,620	$8,621,220	$7,830,886	$8,302,913	$8,235,411

(1)As of March 31, 2025, $1,301.9 million and $1,232.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of March 31, 2025, $107.4 million and $59.8 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2025, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.2% and 0.7%, respectively. As of September 30, 2024, we had loans in eleven portfolio companies on non-accrual status, and non-accrual loans as a percentage of total investments at cost and fair value were 1.7% and 1.1%, respectively, and as a percentage of total debt investments at cost and fair value were 1.8% and 1.2%, respectively. As of September 30, 2024, we did not have any preferred equity securities on non-accrual status.
As of March 31, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 98.4% and 97.8%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average rate of new investment fundings	9.7%	9.4%	9.4%	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.4%	5.1%	5.2%	5.8%
Weighted average fees of new investment fundings	0.8%	0.9%	0.8%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	10.4%	11.3%	10.9%	11.7%
As of March 31, 2025, 97.6% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.0% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $65.4 million and $63.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$121,114	1.4%	$158,656	1.9%
4	7,609,108	88.3	7,013,631	85.2
3	769,096	8.9	955,079	11.6
2	121,902	1.4	108,045	1.3
1	—	—	—	—
Total	$8,621,220	100.0%	$8,235,411	100.0%
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2025 and September 30, 2024.

	Average Price[1]
Category	March 31, 2025	September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.8%	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	49.5%	58.2
Total	98.4%	97.8%

(1)Includes only debt investments held as of March 31, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•GC Advisors agreed to irrevocably waive any incentive fees payable under the Prior Investment Advisory Agreement in excess of 15% and waive incentive fees in excess of an incentive fee cap that was also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”). During the Waiver Period, fees payable to the Investment Adviser under the Prior Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, was equal to what was payable under the Investment Advisory Agreement, which was entered into and effective upon closing of the GBDC 3 Merger Agreement.
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
•During the first calendar quarter of 2025, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $13.0 million, or 832,821 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2024, the Trust purchased approximately $10.1 million, or 670,760 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.
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
Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.
Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the valuation designee will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2025 and September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $59.9 million and $93.2 million as of March 31, 2025 and September 30, 2024, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. The total fair value of our non-accrual preferred equity securities was $0.6 million as of March 31, 2025. We did not have any preferred equity securities on non-accrual status as of September 30, 2024.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2025, we did not record any U.S. federal excise tax. For the six months ended March 31, 2025, we recorded a reversal of the accrual for U.S. federal excise tax expense of $0.5 million. For the three and six months ended March 31, 2024, $0.5 million and $1.0 million, respectively, was recorded for U.S. federal excise tax.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended March 31, 2025, we recorded a net tax benefit of $0.1 million $0.2 million, respectively, for taxable subsidiaries. For the three and six months ended March 31, 2024, $0.1 million was recorded for U.S. income taxes and we recorded a net tax benefit of $0.3 million for taxable subsidiaries. As of March 31, 2025 and September 30, 2024, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.6 million and $0.8 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Valuation Risk. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Investment Adviser, as our valuation designee, subject to the oversight of our Board based on, among other things, the input of independent third-party valuation firms engaged at the direction of the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.81%, respectively. The Class A Senior Secured GBDC 3 Notes issued in connection with the GBDC 3 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of March 31, 2025, is primarily based on an applicable base rate (as defined in Note 7 to our consolidated financial statements) plus a spread that ranges from 1.75% to 1.875% plus a spread adjustment of 0.10% on SOFR borrowings. We have entered into two interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(159,680)	$(77,663)	$(82,017)
Down 150 basis points	(120,452)	(58,247)	(62,205)
Down 100 basis points	(80,386)	(38,831)	(41,555)
Down 50 basis points	(40,193)	(19,416)	(20,777)
Up 50 basis points	40,193	19,416	20,777
Up 100 basis points	80,386	38,831	41,555
Up 150 basis points	120,579	58,247	62,332
Up 200 basis points	160,771	77,663	83,108
(1) Assumes applicable three-month base rate as of March 31, 2025, with the exception of SONIA and Prime that utilize the March 31, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.
As of March 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1: Legal Proceedings.
We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.
Item 1A: Risk Factors.
There have been no material changes during the six months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures
None.
Item 5: Other Information.
Second Amended and Restated Bylaws
On May 2, 2025, our Board adopted and approved our Second Amended and Restated Bylaws, effective as of such date, in order to remove Section 2.11, Ratification, and Section 3.12, Interested Directors.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 25, 2025).
3.2	Second Amended and Restated Bylaws of Golub Capital BDC, Inc	*
10.1	Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 4, 2025, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on April 10, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: May 5, 2025	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)