Form 10-Q
period 2025-06-30
GOLUB CAPITAL BDC, Inc.
filed 2025-08-04
CIK 1476765

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 4, 2025, the Registrant had 266,376,416 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,682,453	$8,011,824
Non-controlled affiliate company investments	267,240	211,382
Controlled affiliate company investments	11,856	12,205
Total investments, at fair value (amortized cost of $8,967,518 and $8,302,913, respectively)	8,961,549	8,235,411
Cash and cash equivalents	91,855	123,120
Foreign currencies (cost of $7,823 and $7,973, respectively)	7,901	8,044
Restricted cash and cash equivalents	79,017	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Interest receivable	70,783	74,036
Receivable for investments	4,808	3,545
Net unrealized appreciation on derivatives	10,729	29,490
Other assets	9,871	1,722
Total Assets	$9,236,513	$8,703,756
Liabilities
Debt	$5,154,001	$4,624,791
Less unamortized debt issuance costs	(26,853)	(25,361)
Debt less unamortized debt issuance costs	5,127,148	4,599,430
Net unrealized depreciation on derivatives	11,714	—
Interest payable	51,446	45,701
Management and income incentive fees payable	40,613	33,619
Accrued trustee fees	521	178
Accounts payable and other liabilities	9,742	10,299
Total Liabilities	5,241,184	4,689,227
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 266,376,416 shares issued and outstanding as of June 30, 2025; 350,000,000 shares authorized, 264,277,128 shares issued and outstanding as of September 30, 2024	266	264
Paid in capital in excess of par	4,202,928	4,167,258
Distributable earnings (losses)	(207,865)	(152,993)
Total Net Assets	3,995,329	4,014,529
Total Liabilities and Total Net Assets	$9,236,513	$8,703,756
Number of common shares outstanding	266,376,416	264,277,128
Net asset value per common share	$15.00	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$193,964	$153,899	$580,342	$447,809
Payment-in-kind interest income	12,671	9,036	36,409	30,096
Dividend income	8,224	5,705	24,588	14,445
Fee income	787	665	3,032	1,482
Total investment income from non-controlled/non-affiliate company investments	215,646	169,305	644,371	493,832
From non-controlled affiliate company investments:
Interest income	1,817	795	6,301	2,625
Payment-in-kind interest income	721	1,033	1,806	3,392
Fee income	32	26	81	92
Total investment income from non-controlled affiliate company investments	2,570	1,854	8,188	6,109
From controlled affiliate company investments:
Payment-in-kind interest income	124	108	362	317
Fee income	4	4	15	13
Total investment income from controlled affiliate company investments	128	112	377	330
Total investment income	218,344	171,271	652,936	500,271
Expenses
Interest and other debt financing expenses	70,698	60,116	220,253	145,801
Base management fee	22,082	14,362	65,376	41,980
Incentive fee	18,543	14,400	54,848	56,311
Professional fees	2,142	1,486	5,747	4,136
Administrative service fee	3,142	2,090	9,229	6,480
General and administrative expenses	475	370	1,444	1,135
Total expenses	117,082	92,824	356,897	255,843
Incentive fee waived (Note 3)	—	(14,400)	—	(19,557)
Net expenses	117,082	78,424	356,897	236,286
Net investment income - before tax	101,262	92,847	296,039	263,985
Excise and income tax	—	125	(475)	1,195
Net investment income - after tax	101,262	92,722	296,514	262,790
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	376	(32,137)	(41,844)	(30,988)
Non-controlled affiliate company investments	—	—	—	(18,517)
Foreign currency transactions	(400)	(6,206)	(4,279)	(1,560)
Forward currency contracts	—	624	7,203	624
Net realized gain (loss) on investment transactions	(24)	(37,719)	(38,920)	(50,441)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(12,613)	(53,214)	26,131	(34,523)
Non-controlled affiliate company investments	(232)	396	457	25
Controlled affiliate company investments	(184)	196	(711)	(1,111)
Translation of assets and liabilities in foreign currencies	23,857	3,709	12,311	(260)
Forward currency contracts	(22,219)	2,972	(15,787)	1,589
Net change in unrealized appreciation (depreciation) on investment transactions	(11,391)	(45,941)	22,401	(34,280)
Net gain (loss) on investment transactions	(11,415)	(83,660)	(16,519)	(84,721)
Net realized gain (loss) on extinguishment of debt	—	—	(48)	—
(Provision) benefit for taxes on unrealized appreciation on investments	211	190	409	517
Net increase (decrease) in net assets resulting from operations	$90,058	$9,252	$280,356	$178,586
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.34	$0.05	$1.05	$0.99
Dividends and distributions declared per common share	$0.39	$0.50	$1.26	$1.40
Basic and diluted weighted average common shares outstanding (Note 10)	266,844,118	199,969,889	265,882,773	180,047,668

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	169,594,742	$170	$2,646,912	$(99,204)	$2,547,878
Issuance of common stock - GBDC 3 Merger	92,115,308	92	1,526,259	—	1,526,351
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	262,790	262,790
Net realized gain (loss) on investment transactions	—	—	—	(50,441)	(50,441)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(34,280)	(34,280)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	517	517
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,899,006	3	44,280	—	44,283
Distributions from distributable earnings	—	—	—	(243,455)	(243,455)
Total increase (decrease) for the nine months ended June 30, 2024	95,014,314	95	1,570,539	(64,869)	1,505,765
Balance at June 30, 2024	264,609,056	$265	$4,217,451	$(164,073)	$4,053,643
Balance at March 31, 2024	171,517,307	$172	$2,676,430	$(82,962)	$2,593,640
Issuance of common stock - GBDC 3 Merger	92,115,308	92	1,526,259	—	1,526,351
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	92,722	92,722
Net realized gain (loss) on investment transactions	—	—	—	(37,719)	(37,719)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(45,941)	(45,941)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	190	190
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	976,441	1	14,762	—	14,763
Distributions from distributable earnings	—	—	—	(90,363)	(90,363)
Total increase (decrease) for the three months ended June 30, 2024	93,091,749	93	1,541,021	(81,111)	1,460,003
Balance at June 30, 2024	264,609,056	$265	$4,217,451	$(164,073)	$4,053,643
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
Issuance of common stock	2,408,940	3	37,431	—	37,434
Repurchases of common stock, net of commission costs	(2,532,475)	(3)	(35,463)	—	(35,466)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	296,514	296,514
Net realized gain (loss) on investment transactions	—	—	—	(38,920)	(38,920)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	22,401	22,401
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	409	409
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,222,823	2	33,702	—	33,704
Distributions from distributable earnings	—	—	—	(335,228)	(335,228)
Total increase (decrease) for the nine months ended June 30, 2025	2,099,288	2	35,670	(54,872)	(19,200)
Balance at June 30, 2025	266,376,416	$266	$4,202,928	$(207,865)	$3,995,329
Balance at March 31, 2025	268,831,114	$269	$4,237,261	$(194,032)	$4,043,498
Repurchases of common stock, net of commission costs	(2,454,698)	(3)	(34,333)	—	(34,336)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	101,262	101,262
Net realized gain (loss) on investment transactions	—	—	—	(24)	(24)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(11,391)	(11,391)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	211	211
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(103,891)	(103,891)
Total increase (decrease) for the three months ended June 30, 2025	(2,454,698)	(3)	(34,333)	(13,833)	(48,169)
Balance at June 30, 2025	266,376,416	$266	$4,202,928	$(207,865)	$3,995,329
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$280,356	$178,586
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	7,537	6,869
Accretion of discounts and amortization of premiums on investments	(5,524)	1,267
Accretion of discounts and amortization of premiums on issued debt securities	2,507	(10,996)
Net realized (gain) loss on investments	41,844	49,505
Net realized (gain) loss on foreign currency transactions	4,279	1,560
Net realized (gain) loss on forward currency contracts	(7,203)	(624)
Net realized (gain) loss on extinguishment of debt	48	—
Net change in unrealized (appreciation) depreciation on investments	(25,877)	35,609
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(12,311)	260
Net change in unrealized (appreciation) depreciation on interest rate swap	4,541	2,992
Net change in unrealized (appreciation) depreciation on forward currency contracts	15,787	(1,589)
Proceeds from (fundings of) revolving loans, net	(7,592)	(4,658)
Fundings of investments	(1,781,515)	(554,521)
Proceeds from principal payments and sales of portfolio investments	1,146,022	867,233
Proceeds from settlements of forward currency contracts	10,264	1,123
Payment-in-kind interest capitalized	(40,439)	(36,551)
Non-cash dividends capitalized	(23,091)	(13,890)
Proceeds from non-cash dividends	4,288	47
Cash acquired in GBDC 3 Merger	—	53,885
Changes in operating assets and liabilities:
Cash collateral held at broker for derivatives	(8,410)	(11,670)
Interest receivable	3,253	8,374
Receivable for investments	(1,263)	—
Other assets	261	(20,191)
Interest payable	5,745	23,750
Management and income incentive fees payable	6,994	(29,853)
Accrued trustee fees	343	155
Accounts payable and other liabilities(1)	(557)	(2,730)
Net cash provided by (used in) operating activities	(379,713)	543,942
Cash flows from financing activities
Borrowings on debt	3,517,912	1,966,609
Repayments of debt	(3,008,603)	(1,971,861)
Capitalized debt issuance costs	(9,029)	(13,488)
Net proceeds from issuance of common stock (Note 11)	37,434	—
Purchases of common stock (Note 11)	(35,466)	—
Distributions paid	(280,970)	(199,173)
Purchases of common stock for dividend reinvestment plan	(20,554)	—
Net cash provided by (used in) financing activities	200,724	(217,913)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(178,989)	326,029
Effect of foreign currency exchange rates	(1,790)	(1,521)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) (continued)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	359,552	140,206
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$178,773	$464,714
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(2)	$199,922	$110,623
Distributions declared for the period	335,228	243,455
Supplemental disclosure of non-cash financing activities:
Acquisition of subsidiaries(3)
Noncash assets acquired:
Investments, at cost	$—	$2,623,381
Interest receivable	—	32,204
Unrealized appreciation on forward currency contracts	—	6,334
Receivable for investments sold	—	8,922
Other assets	—	154
Total noncash assets purchased	—	2,670,995
Liabilities assumed:
Debt	—	1,211,174
Interest payable	—	12,671
Distributions payable	—	9,516
Management and income incentive fees payable	—	8,921
Accrued trustee fees	—	8
Accounts payable and other liabilities	—	4,040
Total liabilities assumed	—	1,246,330
Issuance of common stock	$—	$1,526,351
Merger costs capitalized into purchase price	$—	$3,867
(1) Includes payment of $9,516 distribution payable of GBDC 3 shareholders that was assumed in the GBDC 3 Merger (defined in Note 1).
(2) Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(3) Refer to Note 1 for more information related to our acquisition of GBDC 3.

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	September 30, 2024
Cash and cash equivalents	$91,855	$123,120
Foreign currencies (cost of $7,823 and $7,973, respectively)	7,901	8,044
Restricted cash and cash equivalents	79,017	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$178,773	$359,552
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.*+	One stop	SF +	6.50%	(i)	10.82%				02/2029	$34,115	$33,907	0.8%	$34,456
PPW Aero Buyer, Inc.*	One stop	SF +	5.50%	(i)	9.80%				02/2029	7,834	7,787	0.2	7,873
PPW Aero Buyer, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(73)	—	—
PPW Aero Buyer, Inc.+	One stop	P +	5.50%	(a)	13.00%				02/2029	18	17	—	18
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.30%				02/2029	6,448	6,418	0.2	6,448
										48,415	48,056	1.2	48,795
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.30%				11/2031	46,415	45,548	1.2	46,415
RJW Group Holdings, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(32)	—	—
										46,415	45,516	1.2	46,415

Airlines
Accelya Lux Finco S.A.R.L.+(8)(22)(26)	One stop	SF +	6.00%	(i)	10.40%				12/2026	9,085	8,946	0.2	9,085

Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(j)	8.97%				11/2030	4,748	4,705	0.1	4,700
Arnott, LLC+	One stop	SF +	4.75%	(j)	8.97%				11/2030	134	127	—	126
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)	9.03%				01/2030	2,205	2,183	0.1	2,205
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)(j)	9.02%				01/2030	1,133	1,122	—	1,133
Collision SP Subco, LLC+(5)	One stop	SF +	4.75%		N/A(6)				01/2030	—	(3)	—	—
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)	9.03%				01/2030	245	243	—	245
Collision SP Subco, LLC+(5)	One stop	SF +	4.75%		N/A(6)				01/2030	—	(29)	—	—
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.91%				08/2027	6,774	6,725	0.2	5,893
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.93%				08/2027	1,371	1,352	—	1,193
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.94%				08/2027	186	183	—	162
North Haven Falcon Buyer, LLC+(7)(26)	One stop	SF +	8.00%	(i)	7.33%	cash/	5.00%	PIK	05/2027	9,463	8,483	0.1	4,920
North Haven Falcon Buyer, LLC+(7)(26)	One stop	SF +	8.00%	(i)	7.33%	cash/	5.00%	PIK	05/2027	1,580	1,422	—	822
OEConnection, LLC*	One stop	SF +	5.25%	(h)	9.58%				04/2031	10,211	10,171	0.3	10,211
OEConnection, LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(31)	—	—
OEConnection, LLC+	One stop	SF +	5.25%	(h)	9.58%				04/2031	1,782	1,766	—	1,782
OEConnection, LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(7)	—	—
										39,832	38,412	0.8	33,392
Automobiles
CAP-KSI Holdings, LLC*+	One stop	SF +	5.25%	(i)	9.54%				06/2030	11,230	11,094	0.3	11,230
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.56%				06/2030	825	813	—	825
CG Group Holdings, LLC*+(26)	One stop	SF +	8.75%	(i)	11.05%	cash/	2.00%	PIK	07/2027	46,270	46,105	1.2	46,270
CG Group Holdings, LLC+(26)	One stop	SF +	8.75%	(h)	11.08%	cash/	2.00%	PIK	07/2026	800	795	—	800
Denali Midco 2, LLC*	One stop	SF +	5.25%	(h)	9.58%				12/2028	38,258	38,045	1.0	38,258
Denali Midco 2, LLC+(26)	Second lien	N/A			13.00%	PIK			12/2029	11,207	11,119	0.3	11,207
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	8,917	9,047	0.2	8,917
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	2,668	2,708	0.1	2,668
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,621	1,645	0.1	1,621
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,540	1,562	0.1	1,540
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,344	1,364	—	1,344
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,293	1,280	—	1,293
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,108	1,105	—	1,108
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,075	1,072	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,075	1,072	—	1,075

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	$887	$885	—%	$887
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	1,212	1,210	—	1,212
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	403	399	—	403
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	348	345	—	348
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	294	291	—	294
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)	12/2028	—	(9)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	173	171	—	173
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.58%	12/2028	87	85	—	87
Denali Midco 2, LLC+(5)	One stop	SF +	5.25%		N/A(6)	12/2028	—	(4)	—	—
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	1,426	1,422	0.1	1,426
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	297	296	—	297
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	251	248	—	251
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	11	10	—	11
JHCC Holdings LLC*+	One stop	SF +	5.25%	(i)	9.55%	09/2027	17,754	17,714	0.5	17,754
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	6,904	6,891	0.2	6,904
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	5,140	5,202	0.1	5,140
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	4,913	4,920	0.1	4,913
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	2,771	2,788	0.1	2,771
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	1,646	1,639	—	1,646
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	728	726	—	728
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	690	688	—	690
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	11.75%	09/2027	60	60	—	60
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	09/2027	3,533	3,504	0.1	3,533
MOP GM Holding, LLC^*+	One stop	SF +	5.75%	(i)	10.20%	11/2026	32,633	32,600	0.8	32,305
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.23%	11/2026	3,836	3,827	0.1	3,798
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(i)	10.18%	11/2026	3,589	3,575	0.1	3,553
MOP GM Holding, LLC^*	One stop	SF +	5.75%	(i)	10.18%	11/2026	3,509	3,492	0.1	3,474
MOP GM Holding, LLC^*	One stop	SF +	5.75%	(i)	10.20%	11/2026	2,600	2,588	0.1	2,575
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.18%	11/2026	2,144	2,134	0.1	2,123
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.18%	11/2026	1,977	1,964	0.1	1,958
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	720	716	—	712
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	530	526	—	524
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	400	397	—	396
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.18%	11/2026	265	264	—	263
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	202	200	—	199
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.18%	11/2026	88	88	—	88
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.20%	11/2026	88	88	—	88
MOP GM Holding, LLC+(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(22)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(i)	9.30%	07/2029	13,314	13,267	0.3	13,314
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	9.24%	07/2029	1,449	1,428	—	1,449
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(i)	9.30%	07/2029	1,283	1,277	—	1,283
National Express Wash Parent Holdco, LLC+(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	(10)	—	—
POY Holdings, LLC^*+	One stop	SF +	5.50%	(i)	9.95%	11/2027	28,269	28,480	0.7	27,986
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.95%	11/2027	3,675	3,722	0.1	3,639
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.95%	11/2027	1,301	1,300	—	1,288
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.93%	11/2027	867	866	—	858
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	11/2027	646	646	—	640
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	11/2027	289	289	—	286
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(2)	—	(4)
POY Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(13)	—	(33)
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.93%	11/2027	2,267	2,258	0.1	2,244
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.08%	06/2031	4,610	4,577	0.1	4,593
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.07%	06/2031	359	355	—	358

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)		06/2031	$—	$(3)	—%	$(2)
Quick Quack Car Wash Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(4)	—	(4)
TWAS Holdings, LLC*+	One stop	SF +	6.00%	(h)	10.43%		12/2026	46,443	46,228	1.2	46,443
TWAS Holdings, LLC*+	One stop	SF +	6.00%	(h)	10.43%		12/2026	41,482	41,448	1.0	41,482
TWAS Holdings, LLC*+	One stop	SF +	6.00%	(h)	10.43%		12/2026	10,769	10,753	0.3	10,769
TWAS Holdings, LLC+	One stop	SF +	6.00%	(h)	10.43%		12/2026	8,224	8,244	0.2	8,224
TWAS Holdings, LLC+	One stop	SF +	6.00%	(h)	10.43%		12/2026	5,223	5,236	0.1	5,223
TWAS Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)		12/2026	—	(5)	—	—
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(i)	9.28%		12/2029	2,253	2,243	0.1	2,253
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(i)	9.28%		12/2029	72	46	—	72
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.80%		12/2029	2,228	2,254	0.1	2,234
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.79%		12/2029	617	615	—	619
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.80%		12/2029	62	60	—	62
								407,042	406,299	10.2	406,091
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.50%	(i)	8.80%		11/2031	9,283	9,240	0.2	9,283
Empyrean Solutions, LLC+(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(6)	—	—
Empyrean Solutions, LLC+(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(17)	—	—
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(i)	9.03%		12/2029	1,731	1,753	0.1	1,723
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(i)	9.01%		12/2029	768	763	—	760
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(i)	9.03%		12/2029	50	50	—	50
OSP Hamilton Purchaser, LLC+(5)	One stop	SF +	4.75%		N/A(6)		12/2029	—	(5)	—	(5)
								11,832	11,778	0.3	11,811
Beverages
Financial Information Technologies, LLC*+	One stop	SF +	5.25%	(i)	9.55%		06/2030	34,364	34,302	0.8	34,278
Financial Information Technologies, LLC+(26)	One stop	N/A			14.00%	PIK	06/2031	22,081	21,961	0.6	22,744
Financial Information Technologies, LLC+	One stop	SF +	5.25%		N/A(6)		06/2030	—	—	—	—
Financial Information Technologies, LLC+	One stop	SF +	5.25%	(i)	9.55%		06/2030	2,204	2,201	—	2,199
Financial Information Technologies, LLC+(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	(3)
Spindrift Beverage Co. Inc.+	One stop	SF +	5.25%	(i)	9.53%		02/2032	7,653	7,562	0.2	7,653
Spindrift Beverage Co. Inc.+	One stop	SF +	5.25%	(i)	9.53%		02/2032	105	87	—	105
Spindrift Beverage Co. Inc.+(5)	One stop	SF +	5.25%		N/A(6)		02/2032	—	(5)	—	—
Watermill Express, LLC^*	One stop	SF +	4.50%	(i)	8.95%		04/2031	3,047	3,018	0.1	3,027
Watermill Express, LLC+	One stop	SF +	4.50%	(i)	8.80%		04/2031	294	293	—	293
Watermill Express, LLC+	One stop	SF +	4.50%	(i)	8.82%		04/2031	83	77	—	79
Watermill Express, LLC+	One stop	SF +	4.50%	(i)	8.95%		04/2031	735	727	—	731
Watermill Express, LLC+	One stop	SF +	4.50%	(i)	8.94%		04/2031	369	366	—	366
Watermill Express, LLC+	One stop	SF +	4.50%	(i)	8.91%		04/2031	2,381	2,359	0.1	2,366
Watermill Express, LLC+	One stop	SF +	4.50%	(i)	8.80%		04/2031	2,771	2,755	0.1	2,754
Watermill Express, LLC+(5)	One stop	SF +	5.00%		N/A(6)		04/2031	—	(12)	—	(12)
Winebow Holdings, Inc.*+	One stop	SF +	6.25%	(h)	10.68%		12/2027	9,252	9,065	0.2	8,049
								85,339	84,755	2.1	84,629

Building Products
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(i)	9.70%	11/2028	40,683	41,199	1.0	40,479
BECO Holding Company, Inc.+(5)	One stop	SF +	5.25%		N/A(6)	11/2027	—	(2)	—	(4)
							40,683	41,197	1.0	40,475
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%	(i)	9.55%	01/2031	2,520	2,542	0.1	2,520
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%	(i)	9.55%	01/2031	9,950	9,904	0.2	9,950

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2031	$—	$—	—%	$—
BlueMatrix Holdings, LLC+	One stop	SF +	5.25%	(i)	9.55%				01/2031	275	269	—	275
										12,745	12,715	0.3	12,745
Chemicals
AP Adhesives Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(9)	—	(10)
AP Adhesives Holdings, LLC+	One stop	SF +	4.75%	(h)	9.07%				04/2031	39	34	—	34
AP Adhesives Holdings, LLC+	One stop	SF +	4.75%	(i)	8.80%				04/2032	5,800	5,772	0.1	5,771
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.95%	cash/	4.00%	PIK	08/2025	15,594	14,137	0.3	12,943
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.95%	cash/	4.00%	PIK	08/2025	14,160	13,638	0.3	11,753
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.95%	cash/	4.00%	PIK	08/2025	2,754	2,647	0.1	2,287
Inhance Technologies Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	6.95%	cash/	4.00%	PIK	08/2025	323	306	—	265
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.08%				03/2029	9,766	9,686	0.2	9,766
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.08%				03/2029	48	20	—	48
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.06%				03/2029	1,954	1,905	0.1	1,954
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	E +	6.75%	(d)	6.13%	cash/	3.00%	PIK	09/2028	54,885	51,009	1.3	52,141
PHM NL SP Bidco B.V.+(8)(10)(26)	One stop	SF +	6.75%	(g)	8.29%	cash/	3.00%	PIK	09/2028	20,296	19,559	0.5	19,281
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	SN +	6.75%	(f)	7.97%	cash/	3.00%	PIK	09/2028	12,160	11,215	0.3	11,552
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	E +	6.75%	(d)	5.80%	cash/	3.00%	PIK	09/2028	5,815	5,303	0.1	5,529
										143,594	135,222	3.3	133,314
Commercial Services & Supplies
BradyIFS Holdings, LLC^+	One stop	SF +	5.00%	(i)	9.28%				10/2029	5,183	5,245	0.1	5,183
BradyIFS Holdings, LLC+	One stop	SF +	5.00%	(i)	9.32%				10/2029	50	49	—	50
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(i)	9.30%				06/2031	30,480	30,177	0.8	30,327
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	9.31%				06/2031	78	62	—	75
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	9.30%				06/2031	701	669	—	683
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(5)	—	(5)
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.27%				01/2031	1,061	1,057	—	1,061
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.29%				01/2031	208	207	—	208
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(i)	9.28%				09/2030	4,056	3,968	0.1	4,056
Kleinfelder Intermediate, LLC+(5)	One stop	SF +	5.00%		N/A(6)				09/2028	—	(6)	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(i)	9.28%				09/2030	440	436	—	440
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,529	1,519	0.1	1,529
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	157	156	—	157
North Haven Stack Buyer, LLC*+	One stop	SF +	4.75%	(i)	9.07%				07/2027	1,552	1,539	0.1	1,548
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	1,368	1,359	—	1,364
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	283	280	—	281
North Haven Stack Buyer, LLC+(5)	Second lien	N/A			N/A(6)				01/2028	—	(10)	—	(7)
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	12,191	12,163	0.3	12,160
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	2,322	2,305	0.1	2,322
North Haven Stack Buyer, LLC*+	One stop	SF +	4.75%	(i)	9.07%				07/2027	1,469	1,461	—	1,466
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	1,408	1,399	0.1	1,404

North Haven Stack Buyer, LLC*	One stop	SF +	4.75%	(i)	9.07%	07/2027	4,107	4,092	0.1	4,097
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	1,360	1,356	—	1,357
North Haven Stack Buyer, LLC*	One stop	SF +	4.75%	(i)	9.07%	07/2027	1,355	1,350	—	1,352
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	199	199	—	199
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	99	99	—	99
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	676	668	—	673
North Haven Stack Buyer, LLC*+	One stop	SF +	4.75%	(i)	9.07%	07/2027	2,264	2,251	0.1	2,258
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	481	477	—	479
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	903	897	—	901
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%	07/2027	684	679	—	682

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	$758	$753	—%	$756
North Haven Stack Buyer, LLC+(26)	One stop	N/A			9.75%	cash/	2.50%	PIK	01/2028	23	23	—	23
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	332	330	—	331
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	1,337	1,329	—	1,334
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	386	384	—	385
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.07%				07/2027	103	101	—	101
Profile Products LLC+	One stop	SF +	5.50%	(i)	9.86%				11/2027	8,982	8,924	0.2	8,892
Profile Products LLC+(8)	One stop	SF +	5.50%	(i)	9.86%				11/2027	1,821	1,803	0.1	1,802
Profile Products LLC+	One stop	P +	4.50%	(a)	12.00%				11/2027	68	66	—	66
Profile Products LLC+	One stop	SF +	5.50%		N/A(6)				11/2027	—	—	—	—
PSC Parent, Inc.*+	One stop	SF +	5.25%	(h)	9.56%				04/2031	5,464	5,455	0.2	5,464
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	9.57%				04/2030	276	270	—	276
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	9.56%				04/2031	573	567	—	573
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	9.58%				04/2031	911	907	—	911
PT Intermediate Holdings III, LLC+(26)	One stop	SF +	5.00%	(i)	7.55%	cash/	1.75%	PIK	04/2030	18,986	18,979	0.5	18,796
PT Intermediate Holdings III, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2030	—	(5)	—	(17)
Radwell Parent, LLC^*	One stop	SF +	5.50%	(i)	9.80%				03/2029	34,027	33,761	0.9	34,027
Radwell Parent, LLC*+	One stop	SF +	5.50%	(i)	9.80%				03/2029	32,707	32,751	0.8	32,707
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	9.80%				03/2029	371	333	—	371
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.48%				06/2029	2,632	2,616	0.1	2,632
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.43%				06/2029	530	530	—	530
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%		N/A(6)				06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.43%				06/2029	494	493	—	494
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.41%				06/2029	249	247	—	249
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.22%				07/2031	16,390	16,249	0.4	16,390
WRE Holding Corp.+	One stop	SF +	5.00%	(i)(j)	9.17%				07/2031	295	292	—	295
WRE Holding Corp.+(5)	One stop	SF +	5.00%		N/A(6)				07/2030	—	(20)	—	—
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.17%				07/2031	1,799	1,791	0.1	1,799
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.13%				07/2031	1,084	1,079	—	1,084
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.12%				07/2031	843	840	—	843
										208,105	206,946	5.2	207,513
Communications Equipment
Lightning Finco Limited+(8)(15)	One stop	SF +	5.50%	(g)	10.22%				09/2028	14,802	14,780	0.4	14,802
Lightning Finco Limited+(8)(9)(15)	One stop	E +	5.50%	(d)	7.54%				09/2028	1,789	1,746	—	1,789
										16,591	16,526	0.4	16,591
Construction & Engineering
Consor Intermediate II, LLC*+	One stop	SF +	4.50%	(i)	8.80%				05/2031	4,742	4,749	0.1	4,742
Consor Intermediate II, LLC+(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(13)	—	—
Consor Intermediate II, LLC+	One stop	SF +	4.50%	(i)	8.80%				05/2031	534	532	—	534
DCCM, LLC+	One stop	SF +	4.75%	(i)	9.07%				06/2032	594	591	—	591
DCCM, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2032	—	(1)	—	(1)
DCCM, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2032	—	(1)	—	(1)
Royal Holdco Corporation+	One stop	SF +	4.50%	(i)	8.81%				12/2030	5,996	5,939	0.2	5,996
Royal Holdco Corporation+(5)	One stop	SF +	4.50%		N/A(6)				12/2030	—	(5)	—	—
Royal Holdco Corporation+	One stop	SF +	4.50%	(i)	8.83%				12/2030	241	231	—	241
										12,107	12,022	0.3	12,102
Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(i)	9.03%				10/2028	48,952	49,542	1.2	48,952
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.03%				10/2028	80	78	—	80
Chase Intermediate+	One stop	SF +	4.75%	(h)(i)	9.04%				10/2028	2,289	2,285	0.1	2,289

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chase Intermediate+	One stop	SF +	4.75%	(h)	9.07%		10/2028	$599	$558	—%	$599
Fortis Solutions Group, LLC^*+	One stop	SF +	5.50%	(i)	9.90%		10/2028	51,729	51,400	1.3	51,729
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.91%		10/2028	1,700	1,683	0.1	1,700
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.90%		10/2028	141	87	—	141
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.90%		10/2027	152	144	—	152
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.75%	(i)	9.02%		01/2032	5,272	5,259	0.1	5,272
Packaging Coordinators Midco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)		01/2032	—	(1)	—	—
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
								110,914	111,035	2.8	110,914
Diversified Consumer Services
Any Hour, LLC*	One stop	SF +	5.25%	(i)	9.55%		05/2030	8,998	8,942	0.2	8,458
Any Hour, LLC+(26)	One stop	N/A			13.00%	PIK	05/2031	3,169	3,122	0.1	2,916
Any Hour, LLC+	One stop	SF +	5.25%	(i)	9.54%		05/2030	512	500	—	455
Any Hour, LLC+	One stop	SF +	5.25%	(i)	9.55%		05/2030	255	238	—	240
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2030	13,877	13,815	0.4	13,877
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.33%		10/2030	4,401	4,466	0.1	4,401
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.33%		10/2030	1,048	1,035	—	1,048
Apex Service Partners, LLC+(5)	One stop	SF +	5.00%		N/A(6)		10/2029	—	(2)	—	—
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.28%		10/2030	2,203	2,182	0.1	2,203
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2030	2,680	2,649	0.1	2,680
Certus Pest, Inc.*	One stop	SF +	5.00%	(i)	9.45%		08/2027	1,730	1,718	0.1	1,730
Certus Pest, Inc.*	One stop	SF +	5.00%	(i)	9.45%		08/2027	1,659	1,644	0.1	1,659
Certus Pest, Inc.*+	One stop	SF +	5.00%	(i)	9.45%		08/2027	1,197	1,194	—	1,197
Certus Pest, Inc.*	One stop	SF +	5.00%	(i)	9.45%		08/2027	1,182	1,176	—	1,182
Certus Pest, Inc.*+	One stop	SF +	5.00%	(i)	9.45%		08/2027	820	814	—	820
Certus Pest, Inc.*	One stop	SF +	5.00%	(i)	9.45%		08/2027	723	714	—	723
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.45%		08/2027	704	701	—	704
Certus Pest, Inc.*+	One stop	SF +	5.00%	(i)	9.45%		08/2027	416	413	—	416
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.45%		08/2027	394	393	—	394
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.45%		08/2027	260	257	—	260
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.45%		08/2027	142	138	—	142
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.45%		08/2027	60	59	—	60
Certus Pest, Inc.+	One stop	SF +	5.00%		N/A(6)		08/2027	—	—	—	—
Certus Pest, Inc.+(5)	One stop	SF +	5.00%		N/A(6)		08/2027	—	(32)	—	—
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.42%		08/2027	2,336	2,326	0.1	2,336
Certus Pest, Inc.+	One stop	SF +	5.00%	(i)	9.46%		08/2027	1,456	1,450	0.1	1,456
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(i)	9.45%		01/2028	3,702	3,699	0.1	3,702
CHHJ Midco, LLC+	Senior secured	SF +	5.00%		N/A(6)		01/2028	—	—	—	—
CHVAC Services Investment, LLC*+	One stop	SF +	4.50%	(i)	8.82%		05/2030	6,367	6,283	0.2	6,367
CHVAC Services Investment, LLC+	One stop	SF +	4.50%	(i)	8.80%		05/2030	1,656	1,638	—	1,656
CHVAC Services Investment, LLC+(5)	One stop	SF +	4.50%		N/A(6)		05/2030	—	(3)	—	—
CHVAC Services Investment, LLC+	One stop	SF +	4.50%	(i)	8.80%		05/2030	61	20	—	61
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.53%		07/2027	5,504	5,456	0.1	5,504
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%		07/2027	2,381	2,373	0.1	2,381
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%		07/2027	2,321	2,309	0.1	2,321
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	1,520	1,513	—	1,520
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%		07/2027	1,373	1,371	—	1,373
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%		07/2027	1,146	1,139	—	1,146
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	1,075	1,070	—	1,075
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.57%		07/2027	1,039	1,038	—	1,039
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.56%		07/2027	915	914	—	915

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.53%				07/2027	$691	$687	—%	$691
COP Hometown Acquisitions, Inc.+(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(1)	—	—
EMS LINQ, LLC^+	One stop	SF +	6.25%	(i)	10.68%				12/2027	13,835	13,861	0.4	13,835
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.68%				12/2027	146	145	—	146
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	4,355	4,358	0.1	4,355
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	1,263	1,244	—	1,263
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	30	29	—	30
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	1,077	1,077	—	1,034
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	918	916	—	881
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	102	102	—	98
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2026	38	38	—	36
FPG Intermediate Holdco, LLC+(7)(26)	One stop	SF +	6.75%	(j)	5.47%	cash/	5.75%	PIK	03/2027	23,088	21,528	0.3	12,467
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(h)(i)(j)	5.42%	cash/	5.75%	PIK	03/2027	909	909	—	909
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(h)(i)(j)	5.46%	cash/	5.75%	PIK	03/2027	128	127	—	128
FSS Buyer LLC+	One stop	SF +	4.50%	(i)	8.77%				08/2031	6,898	6,857	0.2	6,898
FSS Buyer LLC+	One stop	SF +	4.50%	(i)	8.77%				08/2031	22	22	—	22
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.58%				06/2029	11,462	11,445	0.3	11,462
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.55%				06/2029	687	686	—	687
HS Spa Holdings, Inc.+	One stop	P +	4.25%	(a)(h)	10.75%				06/2028	44	43	—	44
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.50%	(i)	9.11%	cash/	0.75%	PIK	09/2026	3,386	3,379	0.1	3,386
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.50%	(j)	9.26%	cash/	0.75%	PIK	09/2026	1,995	1,989	0.1	1,995
Learn-it Systems, LLC+(26)	Senior secured	SF +	5.50%	(j)	9.26%	cash/	0.75%	PIK	09/2026	849	846	—	849
Learn-it Systems, LLC+	Senior secured	SF +	5.50%		N/A(6)				09/2026	—	—	—	—
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.68%				11/2026	35,471	35,448	0.9	35,471
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.68%				11/2026	23,399	23,352	0.6	23,399
Liminex, Inc.^+	One stop	SF +	6.25%	(i)	10.68%				11/2026	20,219	20,455	0.5	20,219
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.68%				11/2026	15,872	15,750	0.4	15,872
Litera Bidco, LLC*	One stop	SF +	5.00%	(h)	9.33%				05/2028	5,162	5,171	0.1	5,162
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.33%				05/2028	2,061	2,055	0.1	2,061
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Litera Bidco, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC*+	One stop	SF +	5.75%	(h)	10.18%				04/2029	11,296	11,252	0.3	10,844
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.18%				04/2029	5,201	5,225	0.1	4,993
Mario Purchaser, LLC+(26)	One stop	SF +	10.75%	(h)	15.18%	PIK			04/2032	4,970	4,987	0.1	4,871
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.18%				04/2029	452	449	—	435
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.18%				04/2028	24	24	—	20
NSG Buyer, Inc. *+	One stop	SF +	5.00%	(i)	9.30%				11/2029	37,055	36,825	0.9	37,055
NSG Buyer, Inc. +	One stop	SF +	5.00%	(i)	9.30%				11/2028	145	140	—	145
NSG Buyer, Inc. +(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(3)	—	—
NSG Buyer, Inc. +(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(36)	—	—
PADI Holdco, Inc.*	One stop	SF +	4.75%	(i)	9.23%				01/2029	21,189	20,947	0.5	21,189
PADI Holdco, Inc.+(8)(9)	One stop	E +	4.75%	(c)	6.76%				01/2029	21,132	20,241	0.5	21,132
PADI Holdco, Inc.+(8)(9)	One stop	A +	5.25%	(e)	8.97%				01/2029	7,479	7,099	0.2	7,479
PADI Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.18%				01/2029	816	807	—	816
PADI Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.18%				01/2029	1,000	994	—	1,000
PADI Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.21%				01/2029	169	167	—	169
Provenance Buyer LLC*+	One stop	SF +	5.50%	(i)	9.90%				06/2027	20,635	20,506	0.5	19,810
Provenance Buyer LLC*+	One stop	SF +	5.50%	(i)	9.90%				06/2027	13,903	13,841	0.3	13,346
Provenance Buyer LLC+	One stop	SF +	5.50%	(i)	9.90%				06/2027	188	184	—	178
RW AM Holdco LLC+	One stop	SF +	5.25%	(i)	9.65%				04/2028	23,612	23,053	0.5	19,835
RW AM Holdco LLC+(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(8)	—	(32)
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	7.08%	cash/	2.25%	PIK	10/2031	35,617	35,305	0.9	35,261
Severin Acquisition, LLC+	One stop	SF +	4.75%	(h)	9.08%				10/2031	1,926	1,887	0.1	1,882
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	7.08%	cash/	2.25%	PIK	10/2031	$977	$944	—%	$903
Stellar Brands, LLC+	Senior secured	SF +	4.50%	(j)	8.72%				02/2031	7,169	7,118	0.2	7,169
Stellar Brands, LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	(5)	—	—
Virginia Green Acquisition, LLC*+	One stop	SF +	5.25%	(j)	9.42%				12/2030	2,398	2,433	0.1	2,398
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(j)	9.48%				12/2030	672	666	—	672
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%		N/A(6)				12/2029	—	—	—	—
										471,414	466,290	11.3	453,387
Diversified Financial Services
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(h)	9.08%				06/2031	3,772	3,728	0.1	3,782
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	4.50%		N/A(6)				06/2030	—	(12)	—	(14)
Baker Tilly Advisory Group, LP+	One stop	SF +	4.50%	(h)	8.83%				06/2031	4,722	4,699	0.1	4,675
Baker Tilly Advisory Group, LP+(5)	One stop	SF +	4.50%		N/A(6)				06/2031	—	(10)	—	(20)
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(i)	8.80%				07/2027	20,411	20,375	0.5	20,411
Banker's Toolbox, Inc.+	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(d)	7.85%				07/2031	17,547	15,975	0.4	17,547
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(26)	Subordinated debt	E +	8.00%	(d)	2.60%	cash/	8.00%	PIK	07/2032	2,171	1,974	0.1	2,171
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(d)	7.51%				07/2031	2,486	2,289	0.1	2,486
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.+(8)(13)(26)	One stop	SF +	5.75%	(i)	9.76%	cash/	0.25%	PIK	12/2030	3,674	3,674	0.1	3,674
Corsair Blade IV S.A R.L.+(8)(9)(13)(26)	One stop	SN +	5.75%	(f)	9.72%	cash/	0.25%	PIK	12/2030	1,208	892	—	1,208
Equity Methods, LLC+	One stop	SF +	4.75%	(i)	9.05%				04/2032	19,829	19,733	0.5	19,730
Equity Methods, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(18)	—	(18)
Equity Methods, LLC+(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(22)	—	(23)
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(j)	11.43%				09/2029	5,332	5,264	0.1	5,332
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(i)	11.57%				09/2029	20	19	—	20
Flash Topco, Inc.+	One stop	SF +	6.00%	(i)	10.38%				10/2028	16,963	16,741	0.4	16,793
Flash Topco, Inc.+	One stop	SF +	6.00%	(i)	10.28%				10/2028	3,386	3,372	0.1	3,352
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	10.78%				10/2028	118	116	—	118
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.50%	(h)	8.83%				11/2028	8,032	8,060	0.2	7,952
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	9.08%				11/2028	642	639	—	639
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%	(f)	9.22%				05/2032	27,047	26,003	0.7	27,047
Medlar Bidco Limited+(8)(9)(21)	One stop	E +	5.00%	(c)	7.14%				05/2032	33,078	31,532	0.8	33,078
Medlar Bidco Limited+(5)(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				05/2032	—	(59)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(i)	9.28%				10/2028	3,967	3,962	0.1	3,967
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(i)	9.28%				10/2028	2,860	2,857	0.1	2,860
Wealth Enhancement Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	5.00%	(h)(i)	9.31%				10/2028	906	888	—	906
										178,171	172,669	4.4	177,673

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	SF +	4.75%	(i)	9.20%				07/2027	$1,529	$1,524	—%	$1,529

Electric Utilities
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%	(i)(j)	8.01%	cash/	3.75%	PIK	01/2030	6,362	6,231	0.2	6,235
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%		7.88%				01/2030	702	692	—	674
										7,064	6,923	0.2	6,909
Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(a)(i)	9.05%				12/2030	1,418	1,403	—	1,418
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(h)	9.06%				12/2030	9	6	—	9
Wildcat TopCo, Inc.+	One stop	SF +	4.75%	(i)	9.05%				11/2031	23,361	23,148	0.6	23,361
Wildcat TopCo, Inc.+	One stop	P +	3.75%	(a)	11.25%				11/2031	335	297	—	335
Wildcat TopCo, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(19)	—	—
										25,123	24,835	0.6	25,123
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(h)	9.43%				11/2028	33,802	33,034	0.9	33,802
CST Holding Company+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(3)	—	—
										33,802	33,031	0.9	33,802

Food & Staples Retailing
Mendocino Farms, LLC+	One stop	SF +	5.75%	(h)	10.08%				03/2030	992	990	—	983
Mendocino Farms, LLC+	One stop	SF +	5.75%		N/A(6)				03/2030	—	—	—	—
Mendocino Farms, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2030	—	—	—	(2)
Mendocino Farms, LLC+	One stop	SF +	5.75%	(h)	10.08%				03/2030	110	110	—	109
Mendocino Farms, LLC+	One stop	SF +	5.75%	(h)	10.08%				03/2030	112	111	—	110
Mendocino Farms, LLC+(5)	One stop	SF +	5.75%		N/A(6)				03/2030	—	(84)	—	(86)
Mendocino Farms, LLC+	One stop	SF +	5.75%	(h)	10.08%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop	SF +	5.75%	(h)	10.08%				03/2030	56	56	—	56
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.78%				02/2031	11,464	11,409	0.3	11,464
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(g)(i)	9.78%				02/2031	35	35	—	35
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.78%				02/2031	117	116	—	117
Wineshipping.com LLC+(5)	One stop	SF +	6.25%		N/A(6)				12/2028	—	—	—	(235)
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.45%	cash/	5.25%	PIK	12/2028	10,346	10,213	0.2	8,277
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.45%	cash/	5.25%	PIK	12/2028	279	274	—	223
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.45%	cash/	5.25%	PIK	12/2028	181	175	—	138
										23,748	23,461	0.5	21,245

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.+	One stop	SF +	6.00%	(i)	10.30%				10/2030	$4,867	$4,814	0.1%	$4,867
Blast Bidco Inc.+(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(6)	—	—
Borrower R365 Holdings, LLC^+	One stop	SF +	6.00%	(i)	10.45%				06/2027	18,823	18,814	0.5	18,823
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				06/2027	1,556	1,548	—	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)(j)	9.01%				08/2030	12,912	12,802	0.3	12,912
Eagle Family Foods Group, LLC+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(13)	—	—
Kodiak Cakes, LLC^*+	Senior secured	SF +	5.25%	(j)	9.38%				06/2028	46,028	45,700	1.2	46,028
Kodiak Cakes, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				06/2028	—	(4)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(i)	10.70%				07/2027	13,595	13,566	0.3	13,458
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(a)(i)	10.85%				07/2027	196	193	—	192
MAPF Holdings, Inc.^+	One stop	SF +	6.50%	(i)	10.80%				12/2026	51,572	51,425	1.3	49,767
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.80%				12/2026	540	533	—	520
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.80%				12/2026	1,653	1,628	—	1,595
MAPF Holdings, Inc.+(26)	One stop	N/A			19.00%	PIK			12/2026	2,168	2,150	0.1	1,990
P&P Food Safety Holdings, Inc.*+	One stop	SF +	5.25%	(i)	9.55%				05/2029	13,105	13,218	0.3	13,039
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(8)	—	(8)
P&P Food Safety Holdings, Inc.+(8)(9)	One stop	E +	5.50%	(c)	7.48%				05/2029	12,151	11,731	0.3	12,105
P&P Food Safety Holdings, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(30)	—	(31)
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.80%				03/2029	22,740	22,654	0.6	22,740
Wizard Bidco Limited+(8)(9)(10)(26)	One stop	SN +	5.50%	(f)	8.22%	cash/	1.50%	PIK	03/2029	11,396	10,725	0.3	11,396
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.50%	(f)	10.72%				03/2029	8,544	7,724	0.2	8,544
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.47%				09/2028	178	159	—	178
Zullas, L.C.+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	(1)
Zullas, L.C.+	One stop	SF +	4.75%	(i)	9.07%				06/2031	440	438	—	438
Zullas, L.C.+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(2)
										222,695	219,988	5.5	220,337

Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	4.75%	(h)	9.08%	06/2028	7,032	6,997	0.2	7,032
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	9.08%	06/2028	456	453	—	456
Aspen Medical Products, LLC+(5)	One stop	SF +	4.75%		N/A(6)	06/2028	—	(1)	—	—
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	9.08%	06/2028	893	885	—	893
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(g)	11.00%	08/2028	7,745	7,749	0.2	7,745
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.57%	08/2028	4,881	4,789	0.1	4,881
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(g)	11.00%	08/2028	1,912	1,912	0.1	1,912
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(f)	10.79%	08/2028	1,389	1,348	—	1,389
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.44%	08/2028	1,164	1,090	—	1,164
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(f)	10.79%	08/2028	1,231	1,160	—	1,231
Belmont Instrument, LLC*+	One stop	SF +	5.25%	(i)	9.55%	08/2028	14,393	14,307	0.4	14,393
Belmont Instrument, LLC+(5)	One stop	SF +	5.25%		N/A(6)	08/2028	—	(2)	—	—
Blades Buyer, Inc.*+	Senior secured	SF +	5.00%	(i)	9.43%	03/2028	12,191	12,160	0.3	12,191
Blades Buyer, Inc.*+	Senior secured	SF +	5.25%	(i)	9.68%	03/2028	1,729	1,718	—	1,729
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(i)	9.43%	03/2028	1,398	1,392	—	1,398
Blades Buyer, Inc.+(5)	Senior secured	SF +	4.75%		N/A(6)	03/2028	—	(1)	—	—
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(i)	9.42%	03/2028	2,280	2,280	0.1	2,280
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(i)	9.43%	03/2028	1,726	1,718	—	1,726
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%	08/2029	12	12	—	12
Blue River Pet Care, LLC+	One stop	SF +	5.75%		N/A(6)	08/2029	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC*+	One stop	SF +	5.75%	(h)	10.18%				08/2029	$62,451	$62,297	1.6%	$62,451
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	12,366	12,450	0.3	12,366
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	2,883	2,903	0.1	2,883
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	2,771	2,790	0.1	2,771
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	2,745	2,763	0.1	2,745
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	2,109	2,123	0.1	2,109
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	1,249	1,244	—	1,249
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	414	412	—	414
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	150	147	—	150
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	293	292	—	293
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	298	296	—	298
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	257	255	—	257
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.18%				08/2029	226	225	—	226
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.17%				08/2029	1	1	—	1
CCSL Holdings, LLC*(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	20,897	20,857	0.5	20,897
CCSL Holdings, LLC*+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	5,642	5,655	0.1	5,642
CCSL Holdings, LLC+(8)(9)	One stop	SN +	5.75%	(f)	9.97%				12/2028	3,646	3,334	0.1	3,646
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	3,472	3,446	0.1	3,472
CCSL Holdings, LLC*+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	2,884	2,862	0.1	2,884
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	80	78	—	80
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	977	972	—	977
CCSL Holdings, LLC+(8)(9)	One stop	E +	5.75%	(b)	7.68%				12/2028	34,629	31,816	0.9	34,629
CCSL Holdings, LLC+(8)(9)	One stop	E +	5.75%	(b)	7.68%				12/2028	6,784	6,004	0.2	6,784
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	2,774	2,761	0.1	2,774
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.08%				12/2028	2,207	2,197	0.1	2,207
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	9.33%				12/2026	22,412	22,342	0.6	22,412
CMI Parent Inc.^*	One stop	SF +	5.00%	(h)	9.33%				12/2026	19,732	19,800	0.5	19,732
CMI Parent Inc.^*	Senior secured	SF +	5.00%	(h)	9.33%				12/2026	9,460	9,456	0.2	9,460
CMI Parent Inc.*+	One stop	SF +	5.00%	(h)	9.33%				12/2026	8,875	8,870	0.2	8,875
CMI Parent Inc.+	One stop	SF +	5.00%		N/A(6)				12/2026	—	—	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.83%				06/2031	7,871	7,805	0.2	7,871
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.81%				05/2030	52	45	—	52
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.80%				06/2031	1,523	1,497	—	1,523
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(i)	7.13%	cash/	6.00%	PIK	03/2029	1,217	1,217	—	1,217
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(i)	7.13%	cash/	6.00%	PIK	03/2029	908	720	—	908
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(h)	8.83%				12/2029	3,493	3,550	0.1	3,493
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	5.00%		N/A(6)				12/2029	—	—	—	—
YI, LLC+	One stop	SF +	5.75%	(h)	10.06%				12/2029	4,396	4,395	0.1	4,353
YI, LLC+(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(1)	—	(2)
										312,576	307,842	7.8	312,531

Healthcare Providers & Services
AAH TOPCO, LLC *+	One stop	SF +	5.25%	(h)	9.68%		12/2027	8,605	8,565	0.2	8,626
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.68%		12/2027	8,090	8,123	0.2	8,110
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.67%		12/2027	3,477	3,494	0.1	3,486
AAH TOPCO, LLC +(26)	Subordinated debt	N/A			11.50%	PIK	12/2031	2,975	2,870	0.1	2,945
AAH TOPCO, LLC +(5)	One stop	SF +	5.25%		N/A(6)		12/2027	—	(1)	—	—
AAH TOPCO, LLC +(5)	One stop	SF +	5.00%		N/A(6)		12/2027	—	(39)	—	—
Active Day, Inc.*+	One stop	SF +	5.00%	(h)	9.43%		05/2026	17,254	17,215	0.4	17,254
Active Day, Inc.+(5)	One stop	SF +	5.00%		N/A(6)		05/2026	—	(20)	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%		05/2026	1,332	1,330	—	1,332

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%				05/2026	$858	$857	—%	$858
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%				05/2026	684	683	—	684
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%				05/2026	604	602	—	604
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%				05/2026	593	592	—	593
Active Day, Inc.+	One stop	SF +	5.25%		N/A(6)				05/2026	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%				05/2026	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.43%				05/2026	6,611	6,582	0.2	6,611
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2027	16,053	16,003	0.4	16,053
Acuity Eyecare Holdings, LLC+(26)	One stop	N/A			16.50%	PIK			06/2027	16,141	16,058	0.4	16,302
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	3,965	3,952	0.1	3,975
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.71%				03/2027	3,531	3,520	0.1	3,540
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(i)	10.70%				03/2027	3,504	3,491	0.1	3,512
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	3,115	3,104	0.1	3,122
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.44%				03/2027	1,991	1,984	0.1	1,991
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	1,814	1,809	0.1	1,818
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.46%				03/2027	1,015	1,012	—	1,015
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	440	439	—	441
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.70%	cash/	6.75%	PIK	03/2027	290	290	—	307
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.43%				03/2027	210	210	—	210
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	162	162	—	162
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.69%	cash/	6.75%	PIK	03/2027	113	113	—	120
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(i)	10.70%				03/2027	107	106	—	107
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.70%				03/2027	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%		N/A(6)				03/2027	—	—	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	17,980	18,128	0.6	17,980
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*+	One stop	SF +	6.00%	(i)	10.43%				03/2027	6,369	6,376	0.2	6,369
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^+	One stop	SF +	6.00%	(i)	10.43%				03/2027	5,324	5,324	0.1	5,324
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	3,902	3,884	0.1	3,902
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,492	1,486	—	1,492
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.38%				03/2027	831	830	—	831
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.38%				03/2027	393	393	—	393
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.53%				09/2030	2,719	2,667	0.1	2,719
Bamboo US Bidco LLC+(8)(9)	One stop	E +	5.25%	(c)	7.44%				09/2030	1,993	1,749	0.1	1,993
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.53%				09/2030	416	415	—	416
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.58%				09/2030	128	121	—	128
Bamboo US Bidco LLC+	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC+(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(11)	—	—
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	5.00%	(i)	9.29%				11/2030	13,005	12,933	0.3	13,005
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	5.00%	(i)	9.29%				11/2030	9,975	9,916	0.3	9,975
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(12)	—	—
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(40)	—	—
BHG Holdings, LLC+	One stop	SF +	5.50%	(h)	9.83%				04/2032	24,794	24,583	0.6	24,577
BHG Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(27)	—	(27)
BHG Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(60)	—	(62)
Community Care Partners, LLC+	One stop	SF +	6.00%	(h)	10.44%				06/2026	3,463	3,417	0.1	3,463
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.50%	(i)	9.95%		06/2027	$23,233	$23,128	0.6%	$23,233
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.50%	(i)	9.95%		06/2027	6,270	6,241	0.2	6,270
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.50%	(i)	9.95%		06/2027	5,623	5,597	0.1	5,623
CRH Healthcare Purchaser, Inc.*+	Senior secured	SF +	5.50%	(i)	9.95%		06/2027	4,247	4,228	0.1	4,247
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	5.50%	(i)	9.80%		06/2027	105	102	—	105
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.25%	(j)	9.54%		04/2031	771	759	—	771
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.47%		04/2031	491	446	—	491
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(1)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.25%	(j)	9.54%		10/2030	18	16	—	18
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.47%		04/2031	4	4	—	4
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	15,593	15,266	0.4	15,436
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	8,137	7,969	0.2	8,056
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	4,209	4,159	0.1	4,167
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	2,140	2,096	0.1	2,119
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	1,889	1,867	0.1	1,870
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	1,176	1,148	—	1,165
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	977	945	—	967
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	962	939	—	952
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	921	899	—	912
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	834	814	—	825
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	423	409	—	419
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	358	349	—	354
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	175	171	—	173
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.23%		02/2027	168	163	—	167
Encorevet Group LLC+	One stop	SF +	8.75%	(i)	13.23%		02/2027	155	155	—	157
Encorevet Group LLC+(26)	One stop	N/A			13.00%	PIK	05/2027	105	99	—	101
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.19%		02/2027	94	92	—	94
ERC Topco Holdings, LLC+(26)	One stop	SF +	6.50%	(i)	11.06%	PIK	03/2030	7,403	6,824	0.2	6,810
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(i)	10.06%		03/2030	1,069	996	—	1,069
ERC Topco Holdings, LLC+(26)	One stop	SF +	5.50%	(i)	10.06%		03/2030	76	76	—	76
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%		03/2027	11,203	11,339	0.3	11,203
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%		03/2027	4,049	4,089	0.1	4,049
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%		03/2027	2,758	2,799	0.1	2,758
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%		03/2027	2,626	2,659	0.1	2,626
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^+(8)(12)	One stop	SF +	5.75%	(i)	10.18%		03/2027	1,105	1,105	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(i)	10.18%		03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.82%		03/2027	478	474	—	478
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(i)	9.11%		06/2028	2,512	2,523	0.1	2,512
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(i)	9.11%		06/2028	1,193	1,185	—	1,193
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%		N/A(6)		06/2028	—	—	—	—
Klick Inc.*+(8)(12)	Senior secured	SF +	4.50%	(h)	8.83%		03/2028	13,523	13,544	0.3	13,523
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(h)	8.83%		03/2028	3,163	3,151	0.1	3,163
Klick Inc.+(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)		03/2028	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.25%	(i)	9.55%		11/2026	2,579	2,570	0.1	2,579
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.25%	(i)	9.55%		11/2026	2,368	2,359	0.1	2,368
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.25%	(i)	9.55%		11/2026	1,513	1,511	—	1,513

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.25%	(i)	9.55%				11/2026	$1,387	$1,382	—%	$1,387
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.25%	(i)	9.55%				11/2026	666	664	—	666
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				11/2026	610	608	—	610
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				11/2026	90	90	—	90
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.52%				11/2026	299	297	—	299
LOV Acquisition LLC+	Senior secured	SF +	4.25%	(h)	8.58%				11/2031	25,123	25,008	0.6	25,123
LOV Acquisition LLC+(5)	Senior secured	SF +	4.25%		N/A(6)				11/2031	—	(12)	—	—
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)(26)	One stop	CA +	5.50%	(l)	6.50%	cash/	2.00%	PIK	05/2028	26,128	27,911	0.7	26,128
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.50%	(i)	9.95%				05/2028	5,836	5,773	0.2	5,836
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.50%	(i)	9.95%				05/2028	4,118	4,050	0.1	4,118
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	8.50%				05/2028	1,619	1,685	—	1,619
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	8.50%				05/2028	843	864	—	843
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	8.51%				05/2026	174	161	—	174
New Look Corporation and New Look Vision Group Inc. +(8)(12)(26)	One stop	SF +	5.50%	(i)	7.95%	cash/	2.00%	PIK	05/2028	131	126	—	131
New Look Corporation and New Look Vision Group Inc. +(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(2)	—	—
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	10.08%				01/2027	18,183	18,026	0.5	18,183
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	10.08%				01/2027	12,180	12,114	0.3	12,180
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	10.08%				01/2027	2,449	2,436	0.1	2,449
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.08%				01/2027	2,366	2,351	0.1	2,366
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	10.08%				01/2027	1,496	1,487	—	1,496
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	10.08%				01/2027	1,357	1,351	—	1,357
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.08%				01/2027	675	671	—	675
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.08%				01/2027	529	524	—	529
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.50%	(a)	12.00%				01/2027	522	502	—	522
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.08%				01/2027	178	178	—	178
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	10.08%				01/2027	102	101	—	102
Premise Health Holding Corp.+	One stop	SF +	5.25%	(i)	9.55%				03/2031	1,381	1,375	—	1,381
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(i)	10.08%				08/2029	14,082	14,017	0.4	14,082
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			14.75%	PIK			08/2030	9,965	10,025	0.3	10,140
PPV Intermediate Holdings, LLC+	One stop	SF +	5.25%	(i)	9.58%				08/2029	5,501	5,419	0.1	5,501
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	1,993	1,964	—	1,993
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	461	455	—	461
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	83	80	—	83
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK			08/2030	84	84	—	84
PPV Intermediate Holdings, LLC+(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	—
Premise Health Holding Corp.+	One stop	SF +	5.25%	(h)	9.57%				03/2030	6	6	—	6
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.18%				05/2027	24,904	24,947	0.6	24,904
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.18%				05/2027	2,575	2,563	0.1	2,575
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.21%				05/2027	2,153	2,148	0.1	2,153
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.23%				05/2027	1,184	1,181	—	1,184
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.19%				05/2027	1,083	1,080	—	1,083
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.18%				05/2027	732	730	—	732
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.18%				05/2027	243	243	—	243
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.18%				05/2027	214	214	—	214
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.18%				05/2027	201	200	—	201
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.23%				05/2027	201	200	—	201
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.18%				05/2027	79	78	—	79
Pyramid Healthcare Acquisition Corp.+(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Suveto Buyer, LLC*+	One stop	SF +	4.75%	(h)	9.08%				09/2027	27,530	27,524	0.7	27,530
Suveto Buyer, LLC+	One stop	SF +	4.75%	(h)	9.08%				09/2027	8,077	7,982	0.2	8,077
Suveto Buyer, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(2)	—	—
										543,362	541,844	13.6	542,500

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.*+	One stop	SF +	5.50%	(i)	9.80%				05/2030	$7,138	$7,109	0.2%	$7,138
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(i)	9.80%				05/2030	176	167	—	176
Amberfield Acquisition Co.+(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(2)	—	—
Color Intermediate, LLC*+	Senior secured	SF +	4.75%	(i)	9.15%				10/2029	17,432	17,397	0.4	17,259
Connexin Software, Inc.+	One stop	SF +	8.50%	(i)	12.95%				03/2027	11,759	11,739	0.3	11,759
Connexin Software, Inc.+	One stop	SF +	8.50%		N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(i)	10.28%				01/2029	6,032	6,018	0.2	6,032
Crow River Buyer, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(h)	10.32%				01/2029	8,700	8,624	0.2	8,700
ESO Solution, Inc.^+	One stop	SF +	6.75%	(i)	11.09%				05/2027	11,360	11,380	0.3	11,360
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	11.09%				05/2027	3,803	3,754	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	11.09%				03/2027	142	142	—	142
GHX Ultimate Parent Corporation+	One stop	SF +	4.75%	(i)	9.05%				12/2031	53,884	53,385	1.4	53,884
GHX Ultimate Parent Corporation+(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(46)	—	—
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.78%				07/2031	15,753	15,616	0.4	15,674
Kona Buyer, LLC+(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(16)	—	(9)
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.78%				07/2031	924	924	—	920
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.80%				07/2031	260	259	—	259
Kona Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(3)
Kona Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(2)
Kona Buyer, LLC+	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(17)
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(f)	9.97%				02/2031	650	600	—	644
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(f)	9.97%				02/2031	540	515	—	532
Lacker Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(2)	—	(1)
Modernizing Medicine, Inc.+(26)	One stop	SF +	5.25%	(i)	6.80%	cash/	2.75%	PIK	04/2032	32,159	31,847	0.8	31,838
Modernizing Medicine, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(29)	—	(30)
Neptune Holdings, Inc.*	One stop	SF +	4.50%	(i)	8.80%				09/2030	16,058	16,144	0.4	16,058
Neptune Holdings, Inc.+	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.+(26)	One stop	SF +	4.95%	(h)	6.83%	cash/	2.45%	PIK	08/2031	52,341	51,892	1.3	52,341
Netsmart Technologies, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(61)	—	—
Netsmart Technologies, Inc.+(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(30)	—	—
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2029	7,975	7,819	0.2	7,655
Plasma Buyer LLC+	One stop	SF +	6.25%	(i)	10.55%				05/2029	301	296	—	289
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2028	110	108	—	108
QF Holdings, Inc.+	One stop	SF +	4.75%	(i)	9.03%				12/2027	927	923	—	927
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	11,445	11,445	0.3	11,559
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	11,141	11,141	0.3	11,252
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	7,340	7,340	0.2	7,413
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	1,887	1,887	0.1	1,906
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	1,678	1,678	—	1,694
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	1,258	1,258	—	1,271
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	1,049	1,049	—	1,059
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	839	839	—	847
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	167	167	—	169
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.95%	cash/	3.50%	PIK	08/2025	90	90	—	90
Transaction Data Systems, Inc.^*+	One stop	SF +	4.25%	(i)	8.70%				08/2026	74,739	74,599	1.9	74,739
Transaction Data Systems, Inc.+(5)	One stop	SF +	4.25%		N/A(6)				08/2026	—	(2)	—	—
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(j)	5.29%	cash/	5.75%	PIK	04/2028	3,515	3,200	0.1	2,531
Veranex, Inc.+(7)(26)	Senior secured	SF +	4.75%	(j)	5.25%	cash/	3.75%	PIK	04/2028	427	299	—	307
Veranex, Inc.+(7)(26)	Senior secured	SF +	6.75%	(h)(i)(j)	5.31%	cash/	5.75%	PIK	04/2028	106	84	—	76
										364,105	361,545	9.1	362,349

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(i)(j)	10.47%				08/2028	$13,575	$13,553	0.4%	$13,575
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	10.38%				08/2028	684	681	—	684
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.45%				08/2028	468	436	—	468
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)(j)	10.43%				08/2028	200	198	—	200
BJH Holdings III Corp.*+	One stop	SF +	5.00%	(i)	9.30%				08/2027	69,929	69,736	1.8	69,929
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.30%				08/2027	5,575	5,513	0.2	5,575
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.30%				08/2027	351	341	—	351
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.18%				09/2028	17,862	17,863	0.5	17,683
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.18%				09/2028	3,184	3,172	0.1	3,153
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.18%				09/2028	2,139	2,140	0.1	2,118
Cafe Rio Holding, Inc.*	One stop	SF +	5.75%	(i)	10.18%				09/2028	1,358	1,358	—	1,344
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.18%				09/2028	1,199	1,200	—	1,187
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(h)(i)	10.19%				09/2028	163	163	—	161
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.18%				09/2028	172	172	—	170
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.18%				09/2028	123	122	—	122
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.18%				09/2028	98	97	—	97
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.18%				09/2028	96	96	—	95
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.18%				09/2028	78	77	—	77
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.18%				09/2028	49	49	—	49
Cafe Rio Holding, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				09/2028	—	(1)	—	—
Crumbl Enterprises, LLC+	One stop	SF +	4.50%	(i)	8.83%				05/2032	32,407	32,249	0.8	32,245
Crumbl Enterprises, LLC+	One stop	SF +	4.50%	(i)	8.83%				05/2032	421	409	—	408
EOS Fitness Opco Holdings, LLC*+	One stop	SF +	5.25%	(i)	9.53%				01/2028	10,985	10,973	0.3	10,985
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	7,463	7,420	0.2	7,463
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	2,809	2,793	0.1	2,809
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	1,788	1,778	0.1	1,788
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	1,761	1,752	0.1	1,761
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	1,475	1,467	0.1	1,475
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	1,226	1,222	—	1,226
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	1,084	1,082	—	1,084
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	1,061	1,056	—	1,061
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	9.55%				01/2028	1,698	1,660	0.1	1,698
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				01/2028	601	598	—	601
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	—
ESN Venture Holdings, LLC*+	One stop	SF +	5.75%	(i)	10.05%				10/2028	5,367	5,319	0.1	5,367
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	1,589	1,580	—	1,589
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.04%				10/2028	917	913	—	917
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	811	804	—	811
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	439	437	—	439
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	546	500	—	546
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	372	369	—	372
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	209	204	—	209
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.05%				10/2028	181	181	—	181
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(i)	9.32%				03/2027	1,387	1,384	—	1,387
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%		N/A(6)				03/2027	—	—	—	—
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(i)	10.32%				11/2029	1,070	1,068	—	1,070
GFP Atlantic Holdco 2, LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(2)	—	—
Harri US LLC^+(26)	One stop	SF +	7.25%	(i)	6.83%	cash/	4.75%	PIK	08/2028	1,290	1,255	—	1,216
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.83%	cash/	4.75%	PIK	08/2028	872	865	—	822
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.83%	cash/	4.75%	PIK	08/2028	847	841	—	798
Harri US LLC+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	(1)	—	(2)
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.82%	cash/	4.75%	PIK	08/2028	1,581	1,467	—	1,490
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Harri US LLC+(5)	One stop	SF +	7.25%		N/A(6)				08/2028	$—	$(8)	—%	$(120)
Health Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				04/2029	3,873	3,863	0.1	3,873
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	1,768	1,748	—	1,768
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	888	878	—	888
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	129	128	—	129
Health Buyer, LLC+	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
PB Group Holdings, LLC+(26)	One stop	SF +	5.50%	(h)	7.08%	cash/	2.75%	PIK	08/2030	37,409	37,252	1.0	37,409
PB Group Holdings, LLC+	One stop	SF +	5.00%	(h)	9.33%				08/2030	513	494	—	513
QSR Acquisition Co.+	One stop	SF +	4.25%	(i)	8.57%				06/2032	1,525	1,520	—	1,520
QSR Acquisition Co.+(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(1)	—	(1)
QSR Acquisition Co.+(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(1)	—	(1)
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				03/2032	5,090	4,754	0.1	5,090
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	—
Rooster BidCo Limited+(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(25)	—	—
SDC Holdco, LLC*	One stop	SF +	4.75%	(i)	9.05%				06/2031	21,737	21,643	0.6	21,737
SDC Holdco, LLC+(26)	Second lien	SF +	8.50%	(i)	12.80%	PIK			06/2032	3,678	3,657	0.1	3,678
SDC Holdco, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(8)	—	—
SSRG Holdings, LLC*	One stop	SF +	4.75%	(i)	9.05%				11/2027	12,439	12,394	0.3	12,439
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(i)	9.05%				11/2027	7,722	7,770	0.2	7,722
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	9.05%				11/2027	1,272	1,268	—	1,272
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	9.05%				11/2027	610	608	—	610
Super REGO, LLC+(26)	Subordinated debt	N/A			15.00%	PIK			03/2030	72	70	—	72
YE Brands Holding, LLC*+	One stop	SF +	4.75%	(i)	9.05%				10/2027	17,498	17,646	0.5	17,498
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.05%				10/2027	1,101	1,096	—	1,101
YE Brands Holding, LLC+	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
										316,884	315,355	7.9	316,051
Household Products
WU Holdco, Inc.+	One stop	SF +	4.75%	(i)	9.05%				04/2032	9,564	9,517	0.2	9,516
WU Holdco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(4)	—	(4)
WU Holdco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(6)	—	(12)
										9,564	9,507	0.2	9,500
Industrial Conglomerates
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(i)	9.15%				04/2026	3,168	3,161	0.1	3,137
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.15%				04/2026	637	627	—	630
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.15%				04/2026	592	583	—	586
Dwyer Instruments, Inc.+(8)(9)	One stop	E +	5.00%	(c)	6.94%				07/2029	53,333	47,314	1.3	53,333
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	1,489	1,476	—	1,489
Dwyer Instruments, Inc.+(5)(8)(9)	One stop	E +	5.00%		N/A(6)				07/2029	—	(42)	—	—
Dwyer Instruments, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(28)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	5,782	5,767	0.2	5,782
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(a)(i)	9.42%				07/2029	415	393	—	415
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	1,466	1,454	—	1,466
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	469	465	—	469
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	9.05%				07/2029	549	542	—	549
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.28%				06/2031	11,514	11,416	0.3	11,399
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.33%				06/2030	169	158	—	159
Essential Services Holdings Corporation+(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(10)	—	(23)
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(49)	—	—
Excelitas Technologies Corp.+	One stop	SF +	5.25%	(h)	9.58%				08/2029	10,022	9,967	0.3	10,022
Excelitas Technologies Corp.+(8)(9)	One stop	E +	5.25%	(b)	7.18%				08/2029	2,016	1,781	0.1	2,016
Excelitas Technologies Corp.+(5)	One stop	SF +	5.25%		N/A(6)				08/2028	—	(2)	—	—
										91,621	84,973	2.3	91,429

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.^*+	One stop	SF +	4.75%	(i)	9.03%	11/2029	$36,779	$36,784	0.9%	$36,779
Accession Risk Management Group, Inc.^*+	One stop	SF +	4.75%	(i)	9.04%	11/2029	9,426	9,346	0.2	9,426
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.06%	11/2029	8,299	8,292	0.2	8,299
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.04%	11/2029	9,269	9,230	0.2	9,269
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.06%	11/2029	7,793	7,792	0.2	7,793
Accession Risk Management Group, Inc.*+	One stop	SF +	4.75%	(i)	9.04%	11/2029	5,209	5,259	0.1	5,209
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.05%	11/2029	1,316	1,240	—	1,316
Accession Risk Management Group, Inc.+(5)	One stop	SF +	4.75%		N/A(6)	11/2029	—	(11)	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	4,434	4,442	0.1	4,434
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	1,320	1,319	—	1,320
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	1,114	1,111	—	1,114
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.65%	07/2027	161	161	—	161
AMBA Buyer, Inc.+	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
Bellwether Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)	04/2032	—	(5)	—	(3)
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(h)	8.81%	04/2032	5,031	5,007	0.1	5,019
Bellwether Buyer, LLC+(5)	One stop	SF +	4.50%		N/A(6)	04/2032	—	(6)	—	(7)
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.78%	03/2028	561	554	—	561
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.83%	03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.82%	03/2028	465	454	—	465
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.80%	03/2028	97	96	—	97
Captive Resources Midco, LLC+	One stop	SF +	4.50%	(h)	8.83%	07/2029	23,157	23,136	0.6	23,157
Captive Resources Midco, LLC+(5)	One stop	SF +	4.50%		N/A(6)	07/2028	—	(2)	—	—
Disco Parent, Inc.+	One stop	SF +	7.00%	(i)	11.33%	03/2029	9,240	9,164	0.2	9,240
Disco Parent, Inc.+(5)	One stop	SF +	7.50%		N/A(6)	03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	12/2030	1,722	1,754	—	1,722
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	12/2030	1,622	1,626	—	1,622
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.55%	12/2029	12	12	—	12
Doxa Insurance Holdings LLC+(5)	One stop	SF +	5.00%		N/A(6)	12/2030	—	(23)	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	7.94%	04/2031	1,152	1,035	—	1,152
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.90%	04/2031	327	294	—	327
Illumifin Corporation+(26)	One stop	SF +	6.00%	(i)	10.53%	09/2027	4,659	4,478	0.1	4,426
Integrated Specialty Coverages, LLC+	One stop	SF +	4.75%	(h)	9.08%	07/2030	10,137	10,065	0.3	10,137
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop	SF +	4.75%		N/A(6)	07/2030	—	(4)	—	—
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(i)	9.33%	08/2028	48,037	47,732	1.2	48,037
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)	08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop	SF +	5.00%		N/A(6)	08/2028	—	(6)	—	—
J.S. Held Holdings, LLC^*+	One stop	SF +	5.50%	(i)	9.95%	06/2028	37,932	37,561	1.0	37,932
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	06/2028	8,167	8,084	0.2	8,167
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	9.95%	06/2028	103	97	—	103
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	3,531	3,513	0.1	3,531
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	3,032	3,008	0.1	3,032
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	2,858	2,841	0.1	2,858
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	2,853	2,889	0.1	2,853
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	2,023	2,017	0.1	2,023
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(i)	9.05%	05/2027	614	613	—	614
Keystone Agency Partners LLC+	One stop	SF +	4.75%	(h)(i)	9.07%	05/2027	2,543	2,519	0.1	2,543
Majesco^*	One stop	SF +	4.75%	(i)	9.05%	09/2028	28,027	28,056	0.7	28,027
Majesco+(5)	One stop	SF +	4.75%		N/A(6)	09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)	11/2031	—	(3)	—	(3)
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.14%	08/2025	6,266	5,921	0.2	6,234
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)	05/2032	—	—	—	(10)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.06%				11/2029	$2,264	$2,297	0.1%	$2,270
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.06%				11/2029	942	941	—	944
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.06%				11/2029	7	7	—	7
Oakbridge Insurance Agency LLC+(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(5)	—	(10)
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	4.75%	(i)	9.05%				05/2030	74,275	73,738	1.9	74,275
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				05/2030	—	(52)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.45%				10/2028	72,212	71,447	1.8	72,212
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.45%				10/2028	9,847	9,675	0.3	9,847
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.30%				10/2028	2,866	2,857	0.1	2,849
Patriot Growth Insurance Services, LLC+(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(45)	—	—
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.19%				02/2028	24,345	25,192	0.6	24,407
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.19%				02/2028	20,435	20,550	0.5	20,486
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.19%				02/2028	9,995	9,813	0.3	10,020
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.19%				02/2028	7,991	8,380	0.2	8,011
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.22%				02/2027	220	214	—	220
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(l)	8.01%				02/2028	4,319	4,197	0.1	4,319
Wasabi Lower Holdco, LLC+(5)	Senior secured	SF +	4.50%		N/A(6)				06/2032	—	(9)	—	(9)
Wasabi Lower Holdco, LLC+	Senior secured	SF +	4.50%	(i)	8.80%				06/2032	2,610	2,576	0.1	2,575
World Insurance Associates, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(19)	—	—
World Insurance Associates, LLC+(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(2)	—	—
										521,994	519,565	13.1	521,789
Internet & Direct Marketing Retail
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.20%				04/2027	20,350	20,099	0.4	17,705
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.20%				04/2027	11,911	11,728	0.3	10,363
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.20%				04/2027	5,906	5,815	0.1	5,138
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	10.20%				04/2027	3,557	3,490	0.1	3,096
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.20%				04/2027	2,422	2,369	0.1	2,107
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.20%				04/2027	2,378	2,283	—	2,069
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.20%				04/2027	227	216	—	198
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.20%				04/2027	366	351	—	306
										47,117	46,351	1.0	40,982
IT Services
Acquia, Inc.^*+	One stop	SF +	7.00%	(i)	11.41%				10/2026	12,020	11,998	0.3	12,020
Acquia, Inc.+	One stop	SF +	7.00%	(i)	11.41%				10/2026	1,083	1,079	—	1,083
Acquia, Inc.+	One stop	SF +	7.00%	(i)	11.43%				10/2026	112	112	—	112
CivicPlus, LLC^+	One stop	SF +	5.50%	(i)	9.83%				08/2030	23,558	23,497	0.6	23,440
CivicPlus, LLC+(5)	One stop	SF +	5.50%		N/A(6)				08/2030	—	(18)	—	(19)
CivicPlus, LLC+(26)	One stop	SF +	11.75%	(i)(j)	16.04%	PIK			06/2034	362	359	—	366
CivicPlus, LLC+(5)	One stop	SF +	6.00%		N/A(6)				08/2030	—	(2)	—	(1)
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.40%	cash/	3.63%	PIK	05/2028	5,401	5,395	0.1	5,347
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.40%	cash/	3.63%	PIK	05/2028	2,480	2,455	0.1	2,455
Critical Start, Inc.+	One stop	SF +	6.25%	(a)(i)	11.41%				05/2028	66	66	—	66
Delinea Inc.^*	One stop	SF +	5.75%	(i)	10.20%				03/2028	22,434	22,440	0.6	22,434
Delinea Inc.^*	One stop	SF +	5.75%	(i)	10.20%				03/2028	13,025	13,026	0.3	13,025
Delinea Inc.+	One stop	SF +	5.75%	(i)	10.20%				03/2028	11,414	11,403	0.3	11,414
Delinea Inc.+(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(1)	—	—
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	15,507	13,692	0.4	14,732
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	1,447	1,305	—	1,324
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	6.25%	(d)	8.58%				01/2029	236	209	—	220
Kentik Technologies, Inc.+(26)	Second lien	SF +	12.25%	(i)	16.56%	PIK			11/2029	55	52	—	55
Kentik Technologies, Inc.+(5)	Second lien	SF +	12.25%		N/A(6)				11/2029	—	(1)	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation*+	One stop	SF +	4.75%	(i)	9.08%				06/2029	$7,915	$7,919	0.2%	$7,915
Netwrix Corporation+	One stop	SF +	4.75%	(i)	9.08%				06/2029	384	383	—	384
Netwrix Corporation+	One stop	SF +	4.75%	(i)	9.08%				06/2029	90	87	—	90
Netwrix Corporation+(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Optimizely North America, Inc.+	One stop	SF +	5.00%	(h)	9.33%				10/2031	38,224	37,879	1.0	38,224
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.25%	(b)	7.23%				10/2031	15,943	14,560	0.4	15,943
Optimizely North America, Inc.+(8)(9)	One stop	SN +	5.50%	(f)	9.72%				10/2031	6,121	5,727	0.2	6,121
Optimizely North America, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2031	—	(90)	—	—
PDQ Intermediate, Inc.+(26)	Subordinated debt	N/A			13.75%	PIK			10/2031	126	125	—	126
Recordxtechnologies, LLC*+	One stop	SF +	5.25%	(h)	9.58%				12/2027	18,727	18,874	0.5	18,727
Recordxtechnologies, LLC*	One stop	SF +	5.25%	(h)	9.58%				12/2027	12,458	12,371	0.3	12,458
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2027	1,755	1,769	—	1,755
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2027	887	881	—	887
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(h)	9.58%				12/2027	2	—	—	2
ReliaQuest Holdings, LLC+(26)	One stop	SF +	6.00%	(i)	7.03%	cash/	3.25%	PIK	04/2031	12,033	12,005	0.3	11,972
ReliaQuest Holdings, LLC+(5)	One stop	SF +	6.00%		N/A(6)				04/2031	—	(7)	—	(5)
ReliaQuest Holdings, LLC+(5)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(23)	—	(23)
ReliaQuest Holdings, LLC+(26)	One stop	SF +	6.00%	(i)	7.03%	cash/	3.25%	PIK	04/2031	28,657	28,519	0.7	28,514
Saturn Borrower Inc.*+	One stop	SF +	6.00%	(i)	10.30%				11/2028	27,395	27,100	0.7	27,395
Saturn Borrower Inc.+	One stop	SF +	6.00%	(h)	10.32%				11/2028	49	42	—	49
WPEngine, Inc.+	One stop	SF +	5.75%	(i)	10.07%				08/2029	5,438	5,422	0.1	5,438
WPEngine, Inc.+	One stop	SF +	5.75%		N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	10.83%				07/2027	7,193	7,228	0.2	7,193
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	10.83%				07/2027	1,403	1,397	—	1,403
Zarya Holdco, Inc.+	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										294,000	289,233	7.3	292,640

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC+	One stop	SF +	4.75%	(h)	9.06%				09/2031	$1,765	$1,760	0.1%	$1,760
Crunch Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	(1)
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.25%	(h)	9.58%				03/2030	834	832	—	834
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(1)	—	—
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	7,728	7,728	0.2	7,728
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	1,706	1,706	—	1,706
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	1,185	1,185	—	1,185
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop	SF +	6.75%		N/A(6)				03/2027	—	—	—	—
										13,846	13,837	0.3	13,840
Life Sciences Tools & Services
Celerion Buyer, Inc.*+	One stop	SF +	5.00%	(i)	9.26%				11/2029	30,943	30,661	0.8	30,943
Celerion Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(68)	—	—
Celerion Buyer, Inc.*	One stop	SF +	5.00%	(i)	9.26%				11/2029	21,957	21,764	0.6	21,957
Graphpad Software, LLC+	One stop	P +	3.75%	(a)	11.25%				06/2031	8,803	8,765	0.2	8,803
Graphpad Software, LLC+(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(4)	—	—
Graphpad Software, LLC+	One stop	P +	3.75%	(a)	11.25%				06/2031	220	211	—	220
PAS Parent Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(15)	—	—
PAS Parent Inc.*+	One stop	SF +	4.75%	(h)	9.08%				12/2028	55,096	55,113	1.4	55,096
PAS Parent Inc.+	One stop	SF +	4.75%	(h)	9.08%				12/2027	55	50	—	55
PAS Parent Inc.+	One stop	SF +	4.75%	(h)	9.08%				12/2028	2,986	3,004	0.1	2,986
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.88%				08/2027	1,389	1,377	—	1,347
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.88%				08/2027	1,173	1,160	—	1,137
Unchained Labs, LLC+(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	(1)	—	(2)
										122,622	122,016	3.1	122,542
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(h)	8.83%				08/2031	10,508	10,416	0.3	10,508
AI Titan Parent, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(9)	—	—
AI Titan Parent, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(12)	—	—
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.80%				12/2030	4,443	4,515	0.1	4,443
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.80%				12/2030	492	491	—	492
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(h)(i)	9.80%				12/2029	50	49	—	50
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.95%	cash/	1.50%	PIK	11/2026	13,730	13,608	0.4	13,318
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.95%	cash/	1.50%	PIK	11/2026	1,298	1,283	—	1,259
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.95%	cash/	1.50%	PIK	11/2026	267	260	—	252
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(l)	6.93%				06/2032	142	141	—	142
Thermogenics, Inc.+(5)(8)(12)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(1)	—	(1)
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(i)	8.55%				06/2032	181	180	—	180
Thermogenics, Inc.+(5)(8)(12)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(3)	—	(3)
										31,111	30,918	0.8	30,640
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.25%	(i)	9.55%				04/2029	33,608	33,752	0.9	33,608
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.55%				04/2029	744	741	—	744
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.55%				04/2029	236	234	—	236
										34,588	34,727	0.9	34,588
Media
Lotus Topco, Inc.*	One stop	SF +	4.75%	(i)	9.05%				06/2030	5,125	5,093	0.1	5,125
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(6)	—	—
Lotus Topco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(16)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Shout! Factory, LLC+	One stop	SF +	5.25%	(i)	9.55%				06/2031	$1,790	$1,776	0.1%	$1,763
Shout! Factory, LLC+(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(2)	—	(3)
Triple Lift, Inc.^*	One stop	SF +	5.75%	(i)	10.22%				05/2028	7,243	7,151	0.2	6,953
Triple Lift, Inc.*+	One stop	SF +	5.75%	(i)	10.22%				05/2028	1,545	1,516	—	1,482
Triple Lift, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(4)	—	(6)
										15,703	15,508	0.4	15,314
Oil, Gas & Consumable Fuels
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.83%				12/2029	5,251	5,330	0.1	5,251
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.82%				12/2029	7	6	—	7
Envernus, Inc.+	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
										5,258	5,336	0.1	5,258
Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.00%	(i)	9.30%				12/2027	14,397	14,396	0.4	14,397
Messenger, LLC+(8)(9)	One stop	SN +	5.00%	(f)	9.22%				12/2027	950	875	—	950
Messenger, LLC+	One stop	SF +	5.00%	(i)	9.30%				12/2027	520	518	—	520
Messenger, LLC+(8)(9)	One stop	SN +	5.00%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC*+	One stop	SF +	5.00%	(h)	9.33%				12/2027	1,508	1,528	0.1	1,508
Messenger, LLC+	One stop	SF +	5.00%	(i)	9.30%				12/2027	756	755	—	756
Messenger, LLC+	One stop	SF +	5.00%		N/A(6)				12/2027	—	—	—	—
										18,131	18,072	0.5	18,131
Personal Products
IMPLUS Footcare, LLC+(7)(26)	One stop	SF +	9.25%	(i)	12.20%	cash/	1.50%	PIK	08/2025	30,580	30,464	0.4	16,207
IMPLUS Footcare, LLC+(7)(26)	One stop	SF +	9.25%	(i)	12.20%	cash/	1.50%	PIK	08/2025	5,223	5,203	0.1	2,768
IMPLUS Footcare, LLC+(7)(26)	One stop	SF +	9.25%	(i)	12.20%	cash/	1.50%	PIK	08/2025	753	739	—	399
IMPLUS Footcare, LLC+(26)	One stop	SF +	6.00%	(i)	6.45%	cash/	4.00%	PIK	08/2025	1,661	1,661	—	1,536
										38,217	38,067	0.5	20,910

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.50%	(i)	9.80%				02/2029	$30,144	$30,009	0.8%	$30,144
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.50%	(i)	9.80%				02/2029	1,303	1,288	—	1,303
Amalthea Parent, Inc.^*+(8)(12)	One stop	SF +	5.00%	(i)	9.59%				03/2027	86,966	84,988	2.1	83,486
Amalthea Parent, Inc.+(8)(12)	One stop	SF +	5.00%	(h)	9.44%				03/2027	540	518	—	520
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(j)	9.25%				07/2026	2,243	2,238	0.1	2,243
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(i)	9.33%				07/2026	39	37	—	39
Caerus Midco 3 S.A.R.L.*+(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	29,185	29,216	0.7	29,185
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	4,839	4,842	0.1	4,839
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	4,465	4,425	0.1	4,465
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	708	704	—	708
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(h)	9.32%				05/2029	108	105	—	108
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.50%	(i)	9.83%				10/2028	14,722	14,684	0.4	14,722
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.83%				10/2028	4,937	4,923	0.1	4,937
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.83%				10/2028	3,730	3,669	0.1	3,730
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.83%				10/2027	439	426	—	439
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(i)	9.83%				10/2028	6,349	6,286	0.2	6,349
Cobalt Buyer Sub, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(63)	—	—
Creek Parent, Inc.+	One stop	SF +	5.25%	(h)	9.57%				12/2031	56,687	55,770	1.4	56,687
Creek Parent, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(128)	—	—
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	7.97%	cash/	1.13%	PIK	08/2028	39,048	37,767	1.0	37,778
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.22%				08/2028	5,706	5,135	0.1	5,706
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	7.97%	cash/	1.13%	PIK	08/2028	4,733	4,001	0.1	4,579
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(i)	10.30%				08/2028	3,991	3,984	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	7.97%	cash/	1.13%	PIK	08/2028	4,142	3,661	0.1	4,007
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	3.75%	(f)	7.97%				02/2028	124	118	—	118
										305,148	298,603	7.5	300,083
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(i)	10.55%				5/1/2029	6,746	6,768	0.2	6,746
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(i)	9.80%				5/1/2029	746	739	—	731
bswift, LLC+	One stop	SF +	4.75%	(h)	9.06%				11/1/2028	7,623	7,609	0.2	7,623
bswift, LLC+	One stop	SF +	4.75%	(h)	9.07%				11/1/2028	9,975	9,928	0.3	9,975
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.33%				9/1/2028	5,201	5,174	0.1	5,201
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.33%				9/1/2028	802	793	—	802
DISA Holdings Corp.+	One stop	SF +	5.00%	(i)	9.33%				9/1/2028	686	679	—	686
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.33%				9/1/2028	607	600	—	607
DISA Holdings Corp.+(26)	Subordinated debt	SF +	8.50%	(i)	10.82%	cash/	2.00%	PIK	3/1/2029	104	103	—	104
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.30%				9/1/2028	589	582	—	589
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	9.33%				9/1/2028	34	32	—	34
Eclipse Buyer, Inc.+	One stop	SF +	4.75%	(h)	9.06%				9/1/2031	14,283	14,156	0.4	14,283
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(61)	—	—
Eclipse Buyer, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				9/1/2031	—	(11)	—	—
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.05%				4/1/2028	2,132	2,118	0.1	2,090
Eliassen Group, LLC+	One stop	SF +	5.75%	(h)	10.08%				4/1/2028	144	143	—	141
Filevine, Inc.^+(26)	One stop	SF +	6.50%	(i)	8.43%	cash/	2.50%	PIK	4/1/2027	8,399	8,425	0.2	8,525
Filevine, Inc.+	One stop	SF +	6.50%		N/A(6)				4/1/2027	—	—	—	—
IG Investments Holdings, LLC*+	One stop	SF +	5.00%	(i)	9.28%				9/1/2028	12,908	12,864	0.3	12,908
IG Investments Holdings, LLC+	One stop	SF +	5.00%		N/A(6)				9/1/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^*+	One stop	SF +	5.50%	(i)	9.93%				11/1/2028	33,763	33,421	0.8	31,737
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.50%	(i)	9.95%				11/1/2028	785	780	—	738
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.50%	(i)	9.94%				11/1/2028	466	458	—	438

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(i)	9.83%				12/1/2026	$14,234	$14,204	0.4%	$14,234
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/1/2026	2,416	2,410	0.1	2,416
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.83%				12/1/2026	695	694	—	695
PlanSource Holdings, Inc.+	One stop	SF +	5.50%		N/A(6)				12/1/2026	—	—	—	—
Procure Acquireco, Inc.*+	One stop	SF +	4.75%	(i)	9.05%				12/1/2028	24,732	24,775	0.6	24,732
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	9.05%				12/1/2028	1,137	1,137	—	1,137
Procure Acquireco, Inc.+	One stop	SF +	4.75%		N/A(6)				12/1/2028	—	—	—	—
Procure Acquireco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				12/1/2028	—	(70)	—	—
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	9.05%				12/1/2028	3,470	3,456	0.1	3,470
Teaching Company, The+	One stop	SF +	5.75%	(i)	10.18%				1/1/2026	12,290	12,290	0.3	12,167
Teaching Company, The+	One stop	P +	4.75%	(a)	12.25%				1/1/2026	40	40	—	38
Varicent Intermediate Holdings Corporation+(8)(12)(26)	One stop	SF +	5.75%	(i)	6.93%	cash/	3.13%	PIK	8/1/2031	50,798	50,167	1.3	50,798
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop	SF +	5.25%		N/A(6)				8/1/2031	—	(82)	—	—
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop	SF +	5.75%		N/A(6)				8/1/2031	—	(62)	—	—
										215,805	214,259	5.4	213,645
%

Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	4.50%	(h)	8.83%	01/2032	6,890	6,874	0.2	6,890
Inhabit IQ Inc.+(5)	One stop	SF +	4.50%		N/A(6)	01/2032	—	(3)	—	—
Inhabit IQ Inc.+(5)	One stop	SF +	4.50%		N/A(6)	01/2032	—	(4)	—	—
MRI Software, LLC^*+	One stop	SF +	4.75%	(i)	9.05%	02/2027	32,820	32,964	0.8	32,820
MRI Software, LLC^*+	One stop	SF +	4.75%	(i)	9.05%	02/2027	13,053	13,127	0.3	13,053
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.05%	02/2027	176	164	—	176
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.05%	02/2027	7,993	7,913	0.2	7,993
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.72%	08/2028	6,213	5,845	0.2	6,213
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.72%	08/2028	28,676	28,280	0.7	28,676
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.28%	08/2028	11,586	11,770	0.3	11,586
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.28%	08/2028	2,812	3,040	0.1	2,812
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							110,219	109,970	2.8	110,219
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	5.25%	(i)	9.70%	04/2027	28,632	28,643	0.7	28,345
Internet Truckstop Group, LLC*+	One stop	SF +	5.25%	(i)	9.70%	04/2027	12,553	12,503	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop	SF +	5.25%		N/A(6)	04/2027	—	—	—	(3)
							41,185	41,146	1.0	40,769

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^+	One stop	SF +	4.50%	(i)	8.83%				06/2029	$58,468	$58,642	1.5%	$58,468
Anaplan, Inc.+	One stop	SF +	4.50%		N/A(6)				06/2028	—	—	—	—
Appfire Technologies, LLC^*+	One stop	SF +	5.00%	(i)	9.30%				03/2028	57,373	57,294	1.4	56,800
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(2)	—	(5)
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(27)	—	(19)
Appfire Technologies, LLC+(5)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(97)	—	(266)
Aras Corporation^+	One stop	SF +	5.50%	(i)	9.80%				04/2029	28,523	28,536	0.7	28,523
Aras Corporation+	One stop	SF +	5.50%	(i)	9.80%				04/2029	2,000	1,985	0.1	2,000
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				06/2029	5,970	5,365	0.1	5,970
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				06/2029	3,115	2,733	0.1	3,115
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.30%				07/2030	24,914	24,767	0.6	24,914
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.30%				07/2030	1,633	1,629	—	1,633
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.30%				07/2030	1,580	1,576	—	1,580
Artifact Bidco, Inc.+	One stop	SF +	4.25%	(i)	8.55%				05/2031	1,489	1,476	—	1,489
Artifact Bidco, Inc.+(5)	One stop	SF +	4.25%		N/A(6)				05/2031	—	(2)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.25%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+(5)	One stop	SF +	4.25%		N/A(6)				05/2030	—	(1)	—	—
Auvik Networks Inc.^+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.28%	cash/	3.25%	PIK	07/2027	10,928	10,950	0.3	10,928
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.28%	cash/	3.25%	PIK	07/2027	1,965	1,960	0.1	1,965
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.28%	cash/	3.25%	PIK	07/2027	1,001	998	—	1,001
Auvik Networks Inc.+(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(i)	8.95%				04/2027	9,492	9,620	0.3	9,492
Azul Systems, Inc.+	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(h)	10.33%				03/2031	973	963	—	973
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(h)	10.33%				03/2031	428	423	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop	SF +	6.00%		N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC+(26)	One stop	SF +	6.25%	(i)	7.16%	cash/	3.38%	PIK	05/2031	4,164	4,164	0.1	4,164
Baxter Planning Systems, LLC+(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC+(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(3)	—	—
Bayshore Intermediate #2, L.P.^+(26)	One stop	SF +	6.25%	(i)	7.18%	cash/	3.38%	PIK	10/2028	122,707	122,645	3.1	122,707
Bayshore Intermediate #2, L.P.+	One stop	SF +	5.75%	(i)	10.06%				10/2027	46	45	—	46
BestPass, Inc.*+	One stop	SF +	4.75%	(h)	9.08%				08/2031	52,470	52,242	1.3	52,470
BestPass, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(23)	—	—
BestPass, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(30)	—	—
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.30%				12/2029	4,142	4,174	0.1	4,142
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.30%				12/2029	414	405	—	414
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	10.32%				12/2029	30	28	—	30
Blue Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(d)	7.04%				06/2032	5,360	5,129	0.1	5,307
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				06/2032	9,465	9,202	0.2	9,370
Blue Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				06/2032	—	(23)	—	(46)
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(j)	9.26%				06/2032	1,338	1,332	—	1,325
Bottomline Technologies, Inc.+(5)	One stop	SF +	4.50%		N/A(6)				05/2028	—	(4)	—	—
Bottomline Technologies, Inc.+	One stop	SF +	4.50%	(i)	8.80%				05/2029	45,811	45,570	1.2	45,811
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.33%				10/2029	77,997	77,852	1.9	77,217
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.33%				10/2029	3,190	3,222	0.1	3,158
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.33%				10/2029	1,643	1,662	—	1,627
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.33%				10/2029	736	733	—	729
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.33%				10/2029	587	585	—	581
Bullhorn, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				10/2029	—	(2)	—	(5)
Burning Glass Intermediate Holdings Company, Inc.*	One stop	SF +	5.00%	(i)	9.45%				06/2028	11,232	11,209	0.3	11,232
Burning Glass Intermediate Holdings Company, Inc.+	One stop	SF +	5.00%	(j)	9.43%				06/2026	154	154	—	154

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	10.14%				01/2029	$8,332	$8,279	0.2%	$8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	10.14%				01/2029	2,204	2,177	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.^+	One stop	SF +	5.50%	(i)	9.83%				04/2027	74,108	74,159	1.9	74,108
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.83%				04/2027	5,445	5,508	0.1	5,445
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.83%				04/2027	202	201	—	202
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.72%				08/2030	5,555	5,140	0.1	5,555
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.72%				08/2030	787	709	—	787
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.16%				08/2030	330	324	—	330
Camelia Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(26)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.55%				07/2031	50,076	49,662	1.3	50,076
CB Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(45)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.55%				07/2031	1,520	1,454	—	1,520
Coupa Holdings, LLC+	One stop	SF +	5.25%	(i)	9.53%				02/2030	31,719	31,455	0.8	31,719
Coupa Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(17)	—	—
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(h)	11.08%				11/2030	10,857	10,827	0.3	10,857
Crewline Buyer, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	—
Daxko Acquisition Corporation^*	One stop	SF +	4.75%	(h)	9.08%				10/2028	39,153	39,135	1.0	39,153
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(h)	9.08%				10/2028	3,302	3,278	0.1	3,302
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(h)	9.08%				10/2028	198	196	—	198
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(h)	9.08%				10/2028	133	117	—	133
Daxko Acquisition Corporation+(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(9)	—	—
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				08/2030	8,073	7,535	0.2	8,073
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	6.98%				08/2030	2,811	2,581	0.1	2,811
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	6.98%				08/2030	2,007	1,840	0.1	2,007
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	6.98%				08/2030	784	714	—	784
Denali Bidco Limited+(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(2)	—	—
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.33%				08/2030	8,985	8,970	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.33%				08/2030	1,541	1,531	—	1,541
Diligent Corporation+(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(9)	—	—
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.33%				08/2030	70	64	—	70
Einstein Parent, Inc.+	One stop	SF +	6.50%	(i)	10.77%				01/2031	9,062	8,894	0.2	8,972
Einstein Parent, Inc.+(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(17)	—	(9)
Espresso Bidco, Inc.+(26)	One stop	SF +	5.75%	(i)	7.17%	cash/	2.88%	PIK	03/2032	18,251	17,990	0.5	18,251
Espresso Bidco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(36)	—	—
Espresso Bidco, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(32)	—	—
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.05%				09/2030	4,881	4,777	0.1	4,881
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.05%				09/2030	4,449	4,411	0.1	4,449
Evergreen IX Borrower 2023, LLC+(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(11)	—	—
FirstUp, Inc.^+	One stop	SF +	6.75%	(i)	11.05%				07/2027	13,126	13,107	0.3	12,994
FirstUp, Inc.+	One stop	SF +	6.75%	(i)	11.05%				07/2027	1,251	1,243	—	1,239
FirstUp, Inc.+(5)	One stop	SF +	6.75%		N/A(6)				07/2027	—	(1)	—	(2)
Gainsight, Inc.^+	One stop	SF +	5.75%	(i)	10.23%				07/2027	14,171	14,202	0.4	14,171
Gainsight, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	—
GS Acquisitionco, Inc.^*+	One stop	SF +	5.25%	(i)	9.55%				05/2028	121,779	122,061	3.1	121,779
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.55%				05/2028	123	122	—	123
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.55%				05/2028	41	38	—	41
GTIV, LLC*+	One stop	SF +	4.75%	(h)	9.08%				02/2029	72,169	71,798	1.8	71,446
GTIV, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2029	—	(1)	—	(3)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	$8,970	$8,847	0.2%	$8,970
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	5,264	5,258	0.1	5,264
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	3,441	3,415	0.1	3,441
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	1,026	1,015	—	1,026
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	630	628	—	630
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.76%	cash/	4.13%	PIK	07/2029	438	438	—	438
GTY Technology Holdings, Inc.+	One stop	SF +	6.00%	(a)(i)	10.96%				07/2029	539	523	—	539
Gurobi Optimization, LLC+	One stop	SF +	4.50%	(i)	8.80%				09/2031	50,565	50,117	1.3	50,565
Gurobi Optimization, LLC+(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(39)	—	—
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	7.21%				02/2031	791	719	—	799
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	7.21%				02/2031	527	479	—	533
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(b)	6.64%				08/2030	15	12	—	15
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.80%				02/2031	110	105	—	112
Hyland Software, Inc.*+	One stop	SF +	5.00%	(h)	9.33%				09/2030	46,886	47,601	1.2	46,886
Hyland Software, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.+	One stop	SF +	5.75%	(i)	10.03%				01/2030	1,407	1,400	—	1,407
Icefall Parent, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.*+(26)	One stop	SF +	5.75%	(i)	10.03%				08/2028	12,478	12,430	0.3	11,854
ICIMS, Inc.+	One stop	SF +	5.75%	(i)	10.03%				08/2028	48	45	—	32
IQN Holding Corp. *+(26)	One stop	SF +	5.75%	(i)	6.96%	cash/	3.13%	PIK	05/2029	22,712	22,760	0.6	22,598
IQN Holding Corp. +	One stop	SF +	5.25%	(i)	9.58%				05/2028	164	164	—	164
IQN Holding Corp. +(26)	One stop	SF +	5.75%	(i)	6.93%	cash/	3.13%	PIK	05/2029	4,014	3,974	0.1	3,994
IQN Holding Corp. +(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	—	—	(6)
Island Bidco AB+(8)(9)(17)(26)	One stop	E +	7.25%	(d)	2.04%	cash/	7.25%	PIK	07/2028	12,020	10,882	0.3	12,020
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	4,917	4,928	0.1	4,917
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	3,628	3,615	0.1	3,628
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(j)	10.77%				07/2028	50	50	—	50
LeadsOnline, LLC^+	One stop	SF +	4.50%	(i)	8.79%				02/2028	12,950	13,084	0.3	12,950
LeadsOnline, LLC+	One stop	SF +	4.50%	(i)	8.79%				02/2028	2,286	2,308	0.1	2,286
LeadsOnline, LLC+	One stop	SF +	4.50%	(i)	8.80%				02/2028	663	661	—	663
LeadsOnline, LLC+(5)	One stop	SF +	4.50%		N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	6.98%				12/2031	20,133	17,721	0.5	20,133
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				06/2031	—	(30)	—	—
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				12/2031	—	(100)	—	—
LogicMonitor, Inc.+	One stop	SF +	5.50%	(i)	9.78%				11/2031	53,749	53,443	1.4	53,749
LogicMonitor, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(38)	—	—
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.90%				12/2029	10,709	10,431	0.3	10,709
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.90%				12/2029	1,622	1,485	—	1,622
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.90%				12/2029	835	767	—	835
Matrix42 Holding GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Matrix42 Holding GMBH+(8)(19)	One stop	SF +	6.25%		N/A(6)				06/2029	—	—	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.25%	(c)	7.26%				11/2031	17,332	15,331	0.4	17,332
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.25%	(i)	9.58%				11/2031	11,017	10,866	0.3	11,017
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.25%	(c)	7.26%				11/2031	140	91	—	140
Metatiedot Bidco Oy & Metatiedot US, LLC+(5)(8)(9)(16)	One stop	E +	5.25%		N/A(6)				11/2030	—	(43)	—	—
Mindbody, Inc.+	One stop	SF +	6.00%	(i)	10.43%				09/2027	61,966	61,872	1.6	61,966
Mindbody, Inc.+	One stop	SF +	6.00%	(i)	10.43%				09/2027	2,134	2,129	0.1	2,134
Mindbody, Inc.+	One stop	SF +	7.00%		N/A(6)				09/2027	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.93%				12/2028	30,831	30,737	0.8	30,214
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.93%				12/2028	2,900	2,904	0.1	2,843

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC+	One stop	P +	4.50%	(a)	12.00%				12/2027	$30	$27	—%	$24
MYOB Invest Co Pty Ltd+(8)(9)(11)	One stop	A +	5.50%	(e)	9.21%				06/2030	35,932	35,104	0.9	35,572
Navex TopCo, Inc.+	One stop	SF +	5.25%	(h)	9.57%				11/2030	5,342	5,425	0.1	5,342
Navex TopCo, Inc.+(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)(26)	Senior secured	SF +	1.00%	(i)	5.40%	PIK			09/2026	185	121	—	67
Onit, Inc.+	One stop	SF +	4.75%	(i)	9.03%				01/2032	5,415	5,365	0.1	5,415
Onit, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(7)	—	—
Onit, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(11)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.75%	(c)	7.73%				11/2029	2,324	2,084	0.1	2,342
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.00%	(c)	6.98%				11/2029	348	285	—	348
Panzura, LLC+(26)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	128	119	—	116
Personify, Inc.+	One stop	SF +	4.75%	(i)	9.05%				09/2028	18,530	18,452	0.5	18,530
Personify, Inc.*	One stop	SF +	4.75%	(i)	9.05%				09/2028	13,722	13,650	0.3	13,722
Personify, Inc.*+	One stop	SF +	4.75%	(i)	9.05%				09/2028	9,727	9,672	0.2	9,727
Personify, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				09/2028	—	(2)	—	—
Pineapple German Bidco GMBH+(8)(19)(26)	One stop	SF +	5.25%	(i)	9.54%				01/2031	15,046	14,909	0.4	14,858
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.50%	(c)	7.44%				01/2031	5,321	4,545	0.1	5,088
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.25%	(c)	7.19%				01/2031	1,143	1,039	—	1,129
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.50%	(c)	7.44%				01/2031	354	318	—	350
Pineapple German Bidco GMBH+(8)(19)(26)	One stop	SF +	5.25%	(i)	9.54%				01/2031	77	75	—	76
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.25%	(c)	7.19%				01/2031	78	71	—	78
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop	E +	5.25%		N/A(6)				01/2031	—	(58)	—	(125)
PING Identity Holding Corp.+	One stop	SF +	4.75%	(i)	9.05%				10/2029	15,031	14,999	0.4	15,031
PING Identity Holding Corp.+(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(26)	One stop	SF +	7.50%	(i)	11.83%	PIK			08/2029	6,541	6,343	0.2	6,475
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.33%	cash/	1.50%	PIK	08/2029	4,019	3,921	0.1	3,979
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.33%	cash/	1.50%	PIK	08/2029	2,010	2,010	0.1	1,990
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(10)
Pluralsight, LLC+(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	—	—	(25)
ProcessUnity Holdings, LLC^+	One stop	SF +	6.50%	(i)	10.80%				09/2028	6,014	6,023	0.2	6,014
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(i)	11.05%				09/2028	4,240	4,221	0.1	4,240
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.80%				09/2028	2,864	2,846	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.80%				09/2028	1,203	1,199	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.80%				09/2028	64	63	—	64
QAD, Inc.*+	One stop	SF +	4.75%	(h)	9.08%				11/2027	42,929	43,404	1.1	42,929
QAD, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.56%				06/2029	7,350	7,294	0.2	7,350
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.58%				06/2029	4,439	4,403	0.1	4,439
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.58%				06/2029	4,327	4,313	0.1	4,327
Quant Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.58%				06/2029	170	167	—	170
Quant Buyer, Inc.+(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(45)	—	—
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.05%	(f)	7.72%	cash/	2.55%	PIK	07/2029	21,718	19,446	0.6	21,610
Rainforest Bidco Limited+(8)(10)(26)	One stop	SF +	6.05%	(g)	7.79%	cash/	2.55%	PIK	07/2029	3,739	3,717	0.1	3,720
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.80%	(f)	8.22%	cash/	2.80%	PIK	07/2029	2,269	1,993	0.1	2,269
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.05%	(f)	7.72%	cash/	2.55%	PIK	07/2029	1,596	1,419	—	1,588
Rainforest Bidco Limited+(8)(10)	One stop	SF +	4.00%	(g)	8.29%				07/2029	999	999	—	999
Riskonnect Parent, LLC*+	One stop	SF +	5.00%	(j)	9.22%				12/2028	45,285	45,695	1.1	44,832
Riskonnect Parent, LLC+	One stop	SF +	5.00%	(j)	9.22%				12/2028	2,125	2,140	0.1	2,103
Riskonnect Parent, LLC+	One stop	SF +	5.00%	(j)	9.22%				12/2028	817	810	—	809

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC+	One stop	SF +	5.00%	(j)	9.22%				12/2028	$575	$567	—%	$569
Riskonnect Parent, LLC+	One stop	SF +	5.00%	(i)	9.32%				12/2028	77	73	—	68
Riskonnect Parent, LLC+(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(8)	—	(10)
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(i)	10.55%				05/2027	13,056	12,980	0.3	13,056
Rodeo Buyer Company & Absorb Software Inc.^+(8)(12)	One stop	SF +	6.25%	(i)	10.70%				05/2027	7,616	7,607	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	—
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(i)	10.55%				05/2027	2,000	1,990	0.1	2,000
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.25%	(c)	7.53%				07/2029	53,853	47,198	1.4	53,853
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	7.76%				07/2029	4,401	3,981	0.1	4,401
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	7.82%				07/2029	1,622	1,491	—	1,626
Sonatype, Inc.^+	One stop	SF +	5.50%	(h)	9.81%				01/2028	69,460	69,570	1.8	69,460
Sonatype, Inc.+	One stop	SF +	5.50%		N/A(6)				01/2028	—	—	—	—
Spartan Buyer Acquisition Co.^*+(26)	One stop	SF +	7.50%	(i)	10.83%	cash/	1.00%	PIK	06/2027	44,819	44,671	1.1	44,370
Spartan Buyer Acquisition Co.+(26)	One stop	SF +	7.50%	(i)	10.83%	cash/	1.00%	PIK	06/2027	2,851	2,825	0.1	2,822
Spartan Buyer Acquisition Co.+(5)(26)	One stop	P +	6.50%	(a)	13.00%	cash/	1.00%	PIK	06/2027	2	(1)	—	(2)
Telesoft Holdings LLC^*+	One stop	SF +	5.75%	(h)	10.18%				12/2026	21,019	21,168	0.5	21,019
Telesoft Holdings LLC+	One stop	SF +	6.25%	(h)	10.68%				12/2026	1,421	1,428	—	1,421
Telesoft Holdings LLC+	One stop	SF +	5.75%	(h)	10.18%				12/2026	74	73	—	74
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(h)	10.43%				07/2028	4,800	4,783	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.90%	cash/	1.00%	PIK	06/2027	4,213	4,208	0.1	3,244
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.90%	cash/	1.00%	PIK	06/2027	1,117	1,117	—	861
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.90%	cash/	1.00%	PIK	06/2027	701	701	—	540
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.90%	cash/	1.00%	PIK	06/2027	526	526	—	405
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	193	193	—	149
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(i)	8.90%	cash/	1.00%	PIK	06/2027	91	91	—	69
Togetherwork Holdings, LLC*+	One stop	SF +	5.00%	(h)	9.33%				05/2031	27,763	27,721	0.7	27,485
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(h)	9.33%				05/2031	696	666	—	649
Togetherwork Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(15)	—	(24)
Transform Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.76%				01/2031	5,405	5,478	0.1	5,405
Transform Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.76%				01/2031	4,308	4,227	0.1	4,308
Transform Bidco Limited+(8)(9)(10)	One stop	A +	6.25%	(e)	10.01%				01/2031	4,010	3,938	0.1	4,010
Transform Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(f)	10.47%				01/2031	653	602	—	653
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(2)	—	—
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(76)	—	—
Transform Bidco Limited+(5)(8)(10)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(35)	—	—
Tricentis Operations Holdings, Inc.+(26)	One stop	SF +	6.25%	(i)	5.68%	cash/	4.88%	PIK	02/2032	7,646	7,610	0.2	7,646
Tricentis Operations Holdings, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(4)	—	—
Tricentis Operations Holdings, Inc.+(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(7)	—	—
Vantage Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.25%	(c)	8.23%				04/2031	9,261	8,392	0.2	9,261
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(12)	—	—
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.25%	(d)	7.84%				07/2031	7,800	7,159	0.2	7,820
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.35%				07/2031	4,159	3,834	0.1	4,159
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.17%				09/2027	27,165	26,736	0.6	24,720
Vendavo, Inc.+	One stop	SF +	5.75%	(a)(i)	10.29%				09/2027	2,055	2,038	0.1	1,831
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.17%				09/2027	990	987	—	901
Viper Bidco, Inc.+	One stop	SF +	5.00%	(i)	9.30%				11/2031	37,986	37,812	1.0	37,986
Viper Bidco, Inc.+(8)(9)	One stop	SN +	5.00%	(f)	9.22%				11/2031	19,099	17,431	0.5	19,099
Viper Bidco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(18)	—	—
Viper Bidco, Inc.+(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(22)	—	—
WebPT, Inc.+	One stop	SF +	6.25%	(i)	10.68%				01/2028	929	921	—	873

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zendesk, Inc.^+	One stop	SF +	5.00%	(i)	9.32%	11/2028	$28,438	$28,349	0.7%	$28,438
Zendesk, Inc.+	One stop	SF +	5.00%	(i)	9.32%	11/2028	2,185	2,168	0.1	2,185
Zendesk, Inc.+	One stop	SF +	5.00%		N/A(6)	11/2028	—	—	—	—
							2,197,226	2,167,988	54.8	2,185,860

Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(j)	9.97%				02/2028	23,240	23,050	0.6	22,775
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	9.97%				02/2028	6,061	6,149	0.2	5,940
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	9.97%				02/2028	796	796	—	780
Ave Holdings III, Corp+(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(6)
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(i)	9.05%				02/2031	20,055	19,887	0.5	20,055
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(1)	—	—
Biscuit Parent, LLC+(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(42)	—	—
Cavender Stores L.P.*	Senior secured	SF +	5.00%	(i)	9.30%				10/2029	5,418	5,382	0.2	5,418
Consilio Midco Limited+(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.73%				04/2032	13,180	12,657	0.3	13,114
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(i)	9.05%				04/2032	10,689	10,637	0.3	10,636
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(i)	9.05%				04/2032	6,589	6,557	0.2	6,555
Consilio Midco Limited+(5)(8)(10)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(19)
Consilio Midco Limited+(5)(8)(10)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(12)
Consilio Midco Limited+(8)(9)(10)	Subordinated debt	E +	7.50%	(d)	9.71%				04/2033	1,350	1,294	—	1,340
Consilio Midco Limited+(8)(10)	Subordinated debt	SF +	7.50%	(j)	11.64%				04/2033	1,681	1,669	—	1,669
Consilio Midco Limited+(5)(8)(10)	Subordinated debt	SF +	4.75%		N/A(6)				04/2033	—	—	—	(6)
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	9.08%				06/2031	13,529	13,413	0.3	13,529
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	9.07%				06/2031	736	721	—	736
CVP Holdco, Inc.+(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(12)	—	—
Cycle Gear, Inc.+	One stop	SF +	6.75%	(h)	11.18%				04/2026	46,304	45,825	1.2	46,304
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.97%				12/2030	11,544	11,492	0.3	11,544
Metal Supermarkets US Buyer, LLC+(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(6)	—	—
PetVet Care Centers LLC*+	One stop	SF +	6.00%	(h)	10.33%				11/2030	4,704	4,739	0.1	4,421
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(2)	—	(6)
PetVet Care Centers LLC+(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	—
Radiance Borrower, LLC+(26)	One stop	SF +	5.75%	(h)	7.33%	cash/	2.75%	PIK	06/2031	21,850	21,713	0.6	21,850
Radiance Borrower, LLC+	One stop	SF +	5.25%	(h)	9.58%				06/2031	205	190	—	205
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	5,216	5,221	0.1	5,242
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	3,364	3,338	0.1	3,390
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	1,785	1,771	0.1	1,799
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	1,492	1,481	—	1,511
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	872	852	—	879
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	650	644	—	655
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	536	534	—	539
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	498	494	—	500
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	349	347	—	351
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	341	340	—	342
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	383	377	—	383
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	270	269	—	271
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	249	248	—	249
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	168	168	—	169
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	165	164	—	167
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	154	153	—	155
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	112	111	—	113
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	$104	$104	—%	$105
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	85	84	—	86
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	79	78	—	79
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	636	632	—	639
Salon Lofts Group, LLC+(5)(26)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(17)	—	26
Salon Lofts Group, LLC+(5)	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	(23)	—	—
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	663	658	—	670
Salon Lofts Group, LLC+	Senior secured	SF +	5.25%	(i)	9.55%				08/2028	2,233	2,224	0.1	2,233
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^*+(8)(12)	One stop	SF +	5.25%	(i)	9.55%				12/2029	30,918	30,679	0.8	30,610
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.93%				12/2029	7,930	7,878	0.2	7,851
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.25%	(i)	9.55%				12/2029	1,231	1,158	—	1,186
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)(12)	One stop	SF +	5.25%	(i)	9.55%				12/2028	331	326	—	325
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.45%	cash/	6.25%	PIK	10/2026	40,880	40,172	0.8	31,477
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.45%	cash/	6.25%	PIK	10/2026	2,965	2,887	0.1	2,283
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.45%	cash/	6.25%	PIK	10/2026	510	486	—	318
Titan Fitness, LLC+(26)	One stop	SF +	2.50%	(i)	6.95%				10/2026	12	2	—	12
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	9.40%				03/2028	8,939	9,901	0.2	8,939
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	9.41%				03/2028	8,746	9,190	0.2	8,746
VSG Acquisition Corp. and Sherrill, Inc.*+	One stop	SF +	5.50%	(i)	10.09%				04/2028	12,020	11,827	0.3	12,020
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	10.09%				04/2028	2,079	2,054	0.1	2,079
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	10.09%				04/2028	1,606	1,552	—	1,606
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	10.09%				04/2028	38	32	—	38
										326,540	324,497	7.9	314,865

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.45%				03/2028	$2,347	$2,328	0.1%	$2,112
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.45%				03/2028	1,170	1,160	—	1,052
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	6.00%	(j)	10.45%				03/2028	1,027	1,020	—	925
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.81%	cash/	1.25%	PIK	09/2025	9,943	9,935	0.3	9,943
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.81%	cash/	1.25%	PIK	09/2025	3,996	3,991	0.1	3,996
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.81%	cash/	1.25%	PIK	09/2025	2,057	2,054	0.1	2,057
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.81%	cash/	1.25%	PIK	09/2025	683	682	—	683
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.81%	cash/	1.25%	PIK	09/2025	312	312	—	312
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.81%	cash/	1.25%	PIK	09/2025	299	298	—	299
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.82%	cash/	1.25%	PIK	09/2025	1,086	1,085	—	1,086
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.82%	cash/	1.25%	PIK	09/2025	37	37	—	37
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	9,131	9,086	0.2	9,154
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	6,326	6,294	0.2	6,342
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	979	974	—	982
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	880	875	—	882
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	617	614	—	619
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.95%				11/2026	2	—	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	10.94%				07/2029	1,292	1,292	—	1,292
Shoes For Crews Global, LLC+(26)	Senior secured	SF +	7.00%	(h)	6.44%	cash/	5.00%	PIK	07/2029	747	725	—	747
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	10.94%				07/2029	418	418	—	418
Shoes For Crews Global, LLC+(5)	Senior secured	SF +	6.50%		N/A(6)				07/2029	—	(29)	—	—
										43,349	43,151	1.0	42,940
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	20,406	20,190	0.5	18,672
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	21,167	20,780	0.5	19,367
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.25%	(i)	8.44%	cash/	3.25%	PIK	06/2028	6,283	6,146	0.2	5,780
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	2,590	2,497	—	2,370
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	6,780	6,513	0.2	6,204
										57,226	56,126	1.4	52,393
Transportation Infrastructure
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.33%				02/2032	7,427	7,383	0.2	7,427
LDS Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(7)	—	—
LDS Intermediate Holdings, LLC+(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(9)	—	—
										7,427	7,367	0.2	7,427
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(i)	9.18%				06/2027	24,287	24,157	0.6	24,165
S.J. Electro Systems, LLC*+	Senior secured	SF +	4.75%	(i)	9.18%				06/2027	18,630	18,593	0.4	18,538
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.18%				06/2027	1,176	1,168	—	1,169
S.J. Electro Systems, LLC+(5)	Senior secured	SF +	4.75%		N/A(6)				06/2027	—	(45)	—	(43)
S.J. Electro Systems, LLC+(5)	Senior secured	SF +	4.75%		N/A(6)				06/2027	—	(5)	—	(5)
Vessco Midco Holdings, LLC*	One stop	SF +	4.75%	(h)(j)	9.05%				07/2031	22,500	22,305	0.6	22,500
Vessco Midco Holdings, LLC+	One stop	SF +	4.75%	(h)(j)	9.04%				07/2031	2,925	2,893	0.1	2,925
Vessco Midco Holdings, LLC+(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(22)	—	—
										69,518	69,044	1.7	69,249
Total non-controlled/non-affiliate company debt investments										8,310,587	8,214,993	205.3	8,202,321

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (23)(24)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP units	N/A	N/A		02/2023	N/A	93	$948	—%	$606
Tronair Parent, Inc.+	LLC units	N/A	N/A		07/2021	N/A	—	40	—	84
								988	—	690
Air Freight & Logistics
RJW Group Holdings, Inc.+	LP units	N/A	N/A		11/2024	N/A	4,370	4,370	0.1	4,716

Auto Components
Arnott, LLC+	LP units	N/A	N/A		12/2024	N/A	—	350	—	355
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	25
								664	—	380
Automobiles
CAP-KSI Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	645	645	—	702
CAP-KSI Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	645	—	—	125
CG Group Holdings, LLC+	LP units	N/A	N/A		07/2021	N/A	1	983	—	883
Go Car Wash Parent, Corp.+(25)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	3,634	0.1	3,534
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	LP units	N/A	N/A		11/2020	N/A	—	499	—	339
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	—	51	—	60
National Express Wash Parent Holdco, LLC+	LP units	N/A	N/A		07/2022	N/A	1	103	—	176
POY Holdings, LLC+	LLC units	N/A	N/A		11/2022	N/A	446	820	—	635
Quick Quack Car Wash Holdings, LLC+	LP units	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,363
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		06/2024	N/A	215	215	—	259
Yorkshire Parent, Inc.+	LP units	N/A	N/A		12/2023	N/A	—	544	—	577
								9,132	0.2	8,653
Beverages
Spindrift Beverage Co. Inc.+	LP units	N/A	N/A		02/2025	N/A	2	2,039	0.1	2,231

Biotechnology
Cobepa BlueSky Aggregator, SCSp+(25)	LP units	N/A	N/A		10/2023	N/A	4	40	—	43
Cobepa BlueSky Aggregator, SCSp+(25)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	59	—	57
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	67
								1,998	—	167
Building Products
BECO Holding Company, Inc.+(25)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	19,666	0.5	20,001
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	928
								20,884	0.5	20,929
Chemicals
Inhance Technologies Holdings, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	12	7,284	—	195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Inhance Technologies Holdings, LLC+	LLC units	N/A	N/A	07/2018	N/A	—	$124	—%	$—
							7,408	—	195
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A	10/2021	N/A	773	836	—	962
CHA Vision Holdings, Inc.+	LP units	N/A	N/A	01/2024	N/A	—	461	—	544
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	07/2021	N/A	516	637	—	1,232
PT Intermediate Holdings III, LLC+	LLC units	N/A	N/A	12/2021	N/A	16	1,787	0.1	1,841
Radwell Parent, LLC+	LP units	N/A	N/A	03/2022	N/A	4	477	—	415
							4,198	0.1	4,994
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A	04/2022	N/A	217	209	—	401

Diversified Consumer Services
CHHJ Midco, LLC+(25)	LLC units	N/A	N/A	01/2021	N/A	27	311	—	456
CHVAC Services Investment, LLC+	Common stock	N/A	N/A	05/2024	N/A	105	267	—	439
DP Flores Holdings, LLC+	LLC units	N/A	N/A	09/2022	N/A	106	98	—	169
EMS LINQ, LLC+	LP interest	N/A	N/A	12/2021	N/A	761	758	—	394
EWC Growth Partners LLC+	LLC interest	N/A	N/A	03/2020	N/A	—	12	—	—
HS Spa Holdings, Inc.+	Common stock	N/A	N/A	05/2022	N/A	729	732	—	634
Liminex, Inc.+	Common stock	N/A	N/A	11/2020	N/A	17	633	—	486
NSG Buyer, Inc. +(8)	LP units	N/A	N/A	11/2022	N/A	3	2,992	0.1	3,892
PADI Holdco, Inc.+(25)	LLC interest	N/A	N/A	07/2017	N/A	1	945	0.1	1,398
Project Alpha Intermediate Holdings, Inc.+	LP units	N/A	N/A	05/2025	N/A	327	1,359	—	1,359
Virginia Green Acquisition, LLC+	LP units	N/A	N/A	12/2023	N/A	397	407	—	446
							8,514	0.2	9,673
Electric Utilities
Smart Energy Systems, Inc.+	Warrant	N/A	N/A	01/2025	N/A	18	96	—	375

Electrical Equipment
Wildcat TopCo, Inc.+	LP units	N/A	N/A	12/2024	N/A	503	503	—	563

Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A	03/2014	N/A	—	372	—	56
Inventus Power, Inc.+	LLC units	N/A	N/A	04/2018	N/A	—	88	—	276
Inventus Power, Inc.+	LP interest	N/A	N/A	05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A	03/2014	N/A	—	—	—	—
							480	—	393

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	$217	—%	$271
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	—	1,370
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	6,305
Ruby Slipper Cafe LLC, The+	LLC units	N/A	N/A	06/2024	N/A	3	47	—	52
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	112
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	52
							6,430	0.2	8,222
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	107	195	—	288
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	6	14	—	15
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	01/2022	N/A	4	9	—	11
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	06/2022	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	2	4	—	5
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	LP units	N/A	N/A	05/2023	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	04/2024	N/A	21	73	—	64
Kodiak Cakes, LLC+	Common stock	N/A	N/A	06/2021	N/A	—	557	0.1	1,806
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	253
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	31	—	41
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	342
Purfoods, LLC+	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.1	5,513
Zullas, L.C.+	LP units	N/A	N/A	06/2025	N/A	—	250	—	250
							3,142	0.2	8,633
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	06/2019	N/A	—	98	—	96
Blue River Pet Care, LLC+	Common stock	N/A	N/A	08/2019	N/A	—	734	—	778
CCSL Holdings, LLC+(8)	LP interest	N/A	N/A	12/2020	N/A	—	499	—	577
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	—	557	—	664
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	8	483	—	909
JHC Investment Intermediate Holdings, LLC+	LLC units	N/A	N/A	03/2024	N/A	5,293	—	0.1	1,516
							2,371	0.1	4,540

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$2,049
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.2	5,335
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		05/2021	N/A	889	1,023	0.1	3,421
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,119	0.1	1,170
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC units	N/A	N/A		03/2021	N/A	180	192	—	134
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	853
DCA Investment Holding, LLC(7)(25)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	659	—	100
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	749	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	—	79	—	—
Emerge Intermediate, Inc.+	LLC units	N/A	N/A		02/2021	N/A	11	4	—	—
Encorevet Group LLC+	Preferred stock	N/A	N/A		05/2024	N/A	3	261	—	85
ERC Topco Holdings, LLC+	LLC units	N/A	N/A		03/2025	N/A	3	4,841	0.1	4,650
Krueger-Gilbert Health Physics, LLC+	Common stock	N/A	N/A		05/2019	N/A	239	324	—	636
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	624
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	Common stock	N/A	N/A		05/2021	N/A	—	409	—	446
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	—	859
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	—
Pyramid Healthcare Acquisition Corp.+	Common stock	N/A	N/A		05/2021	N/A	257	310	—	392
Radiology Partners, Inc.+	LLC units	N/A	N/A		02/2018	N/A	11	68	—	91
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	360
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	—	249	—	486
Sage Dental Management, LLC+	LLC units	N/A	N/A		10/2012	N/A	3	3	—	—
Southern Veterinary Partners, LLC+(25)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	5	1,247	0.1	5,194
Southern Veterinary Partners, LLC+(25)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	254	—	432
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	52	81	—	268
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	4	15	—	22
Southern Veterinary Partners, LLC+(25)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	12	—	51
Southern Veterinary Partners, LLC+(25)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	3	—	4
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	1	—	—	3
Southern Veterinary Partners, LLC+	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
Suveto Buyer, LLC+	Common stock	N/A	N/A		11/2021	N/A	8	727	—	523
								17,422	0.7	28,188

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC units	N/A			N/A		05/2024	N/A	446	$449	—%	$452
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	325
Connexin Software, Inc.+	LLC units	N/A			N/A		02/2024	N/A	12	16	—	26
HSI Halo Acquisition, Inc.+(25)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	121	—	251
HSI Halo Acquisition, Inc.+	LP interest	N/A			N/A		10/2019	N/A	—	14	—	98
Modernizing Medicine, Inc.+(25)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	5	4,534	0.1	4,432
Symplr Software, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	15	20,715	0.5	20,457
Symplr Software, Inc.+(25)	Preferred stock	SF +	10.50%	(i)	14.80%	Non-Cash	11/2018	N/A	3	6,309	0.2	7,365
Symplr Software, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,609	0.1	2,715
Symplr Software, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,571	0.1	1,588
Symplr Software, Inc.+	LLC units	N/A			N/A		09/2021	N/A	—	161	—	138
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	219	237	—	789
Tebra Technologies, Inc.+	LLC interest	N/A			N/A		07/2022	N/A	348	2,824	0.1	4,631
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	675
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	6
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	13
										40,829	1.1	43,961
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A			N/A		09/2017	N/A	5	603	—	602
Freddy's Frozen Custard LLC+	LP interest	N/A			N/A		03/2021	N/A	287	384	—	838
Harri US LLC+	LLC units	N/A			N/A		02/2022	N/A	119	892	—	702
Harri US LLC+	Preferred stock	N/A			N/A		10/2021	N/A	102	649	—	586
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	34	171	—	195
Harri US LLC+	Preferred stock	N/A			N/A		10/2023	N/A	96	1,141	0.1	1,407
Harri US LLC+	Warrant	N/A			N/A		03/2024	N/A	9	69	—	137
Harri US LLC+	Warrant	N/A			N/A		02/2025	N/A	10	—	—	—
Harri US LLC+	Warrant	N/A			N/A		06/2025	N/A	9	107	—	120
LMP TR Holdings, LLC	LLC units	N/A			N/A		05/2013	N/A	712	712	—	622
PB Group Holdings, LLC+	LP units	N/A			N/A		08/2024	N/A	383	886	0.1	1,054
Rooster BidCo Limited+(8)(10)	Preferred stock	N/A			N/A		03/2025	N/A	1,258	1,301	—	1,301
SSRG Holdings, LLC+	LP interest	N/A			N/A		11/2019	N/A	46	604	—	650
										7,519	0.2	8,214
Insurance
Accession Risk Management Group, Inc.+(25)	Preferred stock	N/A			13.25%	Non-Cash	08/2023	N/A	9	11,025	0.3	11,026
Majesco+(25)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	576	—	653
Majesco+	LP interest	N/A			N/A		09/2020	N/A	97	94	—	390
Oakbridge Insurance Agency LLC+	LP units	N/A			N/A		11/2023	N/A	20	404	—	517
										12,099	0.3	12,586
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	25	26,216	0.5	20,134
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	15	15,735	0.3	12,085
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2022	N/A	11	11,050	0.2	7,885
Revalize, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	4	4,285	0.1	3,001
										57,286	1.1	43,105
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		02/2020	N/A	804	$2,398	0.2%	$8,619
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		10/2020	N/A	211	931	0.1	2,260
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		07/2021	N/A	48	408	—	519
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	779	0.1	2,815
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	156
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	509	2,933	0.1	2,954
Kentik Technologies, Inc.+	Warrant	N/A	N/A		11/2024	N/A	—	3	—	3
Netwrix Corporation+	LLC units	N/A	N/A		06/2022	N/A	7	19	—	20
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,016	0.1	1,667
Saturn Borrower Inc.+	LP units	N/A	N/A		09/2020	N/A	520	470	—	698
								9,336	0.6	19,711
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,947
Movement Holdings, LLC+(8)(10)	LLC units	N/A	N/A		03/2024	N/A	—	152	—	108
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	82	141	—	93
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	56	96	—	64
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	47	78	—	53
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	41	70	—	45
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	18	29	—	20
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	2	2	—	2
								778	0.1	2,332
Life Sciences Tools & Services
Celerion Buyer, Inc.+(25)	LP units	N/A	N/A		11/2022	N/A	1,302	1,096	—	891
Celerion Buyer, Inc.+	LP units	N/A	N/A		11/2022	N/A	1,302	188	0.1	3,108
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	0.1	1,875
PAS Parent Inc.+	Preferred stock	N/A	N/A		03/2023	N/A	2	267	—	339
								3,202	0.2	6,213
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,632	—	1,277
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	241
								1,856	—	1,518
Paper & Forest Products
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	8	667	—	816
Messenger, LLC+	LLC units	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	816
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	408
Cobalt Buyer Sub, Inc.+(25)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	17,759	0.5	18,783
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	134
Cobalt Buyer Sub, Inc.+	Common stock	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	LP interest	N/A	N/A		12/2024	N/A	3,372	3,372	0.1	3,651
								21,984	0.6	22,976

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(25)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,767	0.1%	$1,797
Enboarder, Inc.+(8)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	550
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.1	4,987
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	633
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	291
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,392
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,216
										8,478	0.3	11,866
Real Estate Management & Development
Inhabit IQ Inc.+	Common stock	N/A			N/A		01/2018	N/A	2	528	—	663
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	259
										802	—	922
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	410

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	0.1	1,498
Aras Corporation+(25)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,140	0.1	2,346
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	427	446	—	696
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	204
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	595
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	67
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	7,322
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	—	1,168
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	0	—	0
CB Buyer, Inc.+	LP units	N/A			N/A		07/2024	N/A	258	258	—	176
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,113
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	1,103
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	807
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	1,074
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	431	610	—	1,033
Diligent Corporation+(25)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	32,908	0.9	34,382
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	0.1	1,762
Energy Worldnet, LLC+(25)	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	305	661	—	228
FirstUp, Inc.+	Preferred stock	N/A			N/A		03/2025	N/A	14	27	—	29
GS Acquisitionco, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	49,102	1.3	51,707
GS Acquisitionco, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	6,262	0.2	6,425
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	—	846
GS Acquisitionco, Inc.+(25)	Preferred stock	SF +	10.50%	(i)	14.80%	Non-Cash	08/2023	N/A	—	134	—	134
GTY Technology Holdings, Inc.+	LP units	N/A			N/A		07/2022	N/A	73	91	—	168
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	777
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	307	—	200
Kaseya Inc.+(25)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	3	4,072	0.1	4,030
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	252	—	285

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LogicMonitor, Inc.+	LP interest	N/A			N/A		12/2024	N/A	250	$250	—%	$266
Menlo Ridgeview Co-Invest, LLC+	LLC interest	N/A			N/A		05/2025	N/A	931	946	—	946
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	799	774	—	620
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	16
Onit, Inc.+	Warrant	N/A			N/A		02/2023	N/A	—	14	—	16
Panzura, LLC+	LLC units	N/A			N/A		03/2025	N/A	2	6	—	—
Personify, Inc.+	LP interest	N/A			N/A		09/2018	N/A	879	1,396	0.1	2,132
Pluralsight, LLC+	LLC units	N/A			N/A		08/2024	N/A	1,988	3,663	0.1	4,648
QAD, Inc.+(25)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	1	1,330	—	1,326
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	40
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	168
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		07/2023	N/A	—	29	—	37
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(25)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	35,325	0.9	35,515
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,414	0.1	1,429
Riskonnect Parent, LLC+(25)	Preferred stock	SF +	10.50%	(i)	14.70%	Non-Cash	07/2022	N/A	—	1,028	—	1,034
Riskonnect Parent, LLC+(25)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	55	—	58
Rokt Inc.+	Common stock	N/A			N/A		01/2025	N/A	20	683	—	718
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,029	0.1	2,007
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	517
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	414
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	131
StrongDM, Inc.+	Preferred stock	N/A			N/A		05/2025	N/A	424	2,257	0.1	2,257
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	133
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	43
Togetherwork Holdings, LLC+	Preferred stock	N/A			N/A		07/2024	N/A	307	1,342	—	1,303
Transform Bidco Limited+(8)(10)	LP interest	N/A			N/A		04/2025	N/A	2,349	2,349	0.1	2,349
Tricentis Operations Holdings, Inc.+	LP interest	N/A			N/A		02/2025	N/A	40	40	—	42
Zendesk, Inc.+	LP units	N/A			N/A		11/2022	N/A	63	708	—	627
										168,932	4.6	180,019

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp+(25)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	15	$19,975	0.5%	$17,377
Ave Holdings III, Corp+	LP units	N/A	N/A		02/2022	N/A	2	1,736	—	159
Batteries Plus Holding Corporation+	LP interest	N/A	N/A		07/2016	N/A	10	1,287	—	1,386
Cycle Gear, Inc.+	LLC units	N/A	N/A		02/2016	N/A	2,002	481	—	258
Cycle Gear, Inc.+	Preferred stock	N/A	N/A		01/2023	N/A	75	75	—	156
Metal Supermarkets US Buyer, LLC+(8)(12)	Preferred stock	N/A	N/A		12/2024	N/A	3	347	—	347
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC units	N/A	N/A		12/2024	N/A	1	—	—	—
Salon Lofts Group, LLC+	LP units	N/A	N/A		08/2022	N/A	—	137	—	106
VSG Acquisition Corp. and Sherrill, Inc.+	LP units	N/A	N/A		04/2022	N/A	—	57	—	83
								24,095	0.5	19,872
Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(25)	LLC interest	N/A	N/A		11/2015	N/A	20	238	—	337
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A		08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A		06/2021	N/A	56	265	—	96
Shoes For Crews Global, LLC+	LLC units	N/A	N/A		06/2024	N/A	2	1,083	—	1,233
								1,586	—	1,668

Total non-controlled/non-affiliate company equity investments								450,884	12.0	480,132

Total non-controlled/non-affiliate company investments								8,665,877	217.3	8,682,453

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(28)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(26)	One stop	SF +	1.00%	(i)	5.30%	PIK			06/2027	$7,486	$7,071	0.1%	$4,193
Abita Brewing Co., L.L.C.+(7)(26)	Second lien	SF +	1.00%	(i)	5.30%	PIK			06/2027	5,154	3,724	—	360
Abita Brewing Co., L.L.C.+(26)	One stop	SF +	1.00%	(i)	5.31%	PIK			06/2027	2,295	2,295	0.1	1,904
										14,935	13,090	0.2	6,457
Energy, Equipment & Services
Benetech, Inc.+(7)(26)	One stop	SF +	1.00%	(i)	5.30%	PIK			08/2027	4,926	3,623	0.1	2,019
Benetech, Inc.+(7)(26)	One stop	SF +	1.00%	(i)	5.30%	PIK			08/2027	1,090	732	—	102
										6,016	4,355	0.1	2,121
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+(26)	One stop	SF +	6.00%	(i)	5.48%	cash/	5.00%	PIK	11/2029	2,812	2,812	0.1	2,812
G & H Wire Company, Inc.+	One stop	SF +	6.00%		N/A(6)				11/2029	—	—	—	—
										2,812	2,812	0.1	2,812
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.70%				06/2026	12,758	12,723	0.3	12,758
Bayside Opco, LLC+(26)	Subordinated debt	SF +	10.00%	(i)	14.45%	PIK			06/2026	5,624	5,385	0.1	5,624
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.70%				06/2026	4,513	4,440	0.1	4,513
Bayside Opco, LLC+	One stop	SF +	7.00%		N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(26)	One stop	SF +	5.25%	(i)	9.70%	PIK			09/2026	17,949	13,029	0.1	5,205
Elite Dental Partners LLC+(7)(26)	One stop	SF +	12.00%	(i)	16.45%	PIK			09/2026	11,035	7,225	0.1	3,752
Elite Dental Partners LLC+(26)	One stop	SF +	5.25%	(i)	9.70%	PIK			09/2026	1,935	1,935	0.1	1,935
Elite Dental Partners LLC+(26)	One stop	SF +	5.25%	(i)	9.70%	PIK			09/2026	567	567	—	567
Opening Day Borrower 111 LLC+(26)	One stop	SF +	6.25%	(i)	10.68%	PIK			05/2027	3,847	3,847	0.1	3,847
SPF Borrower LLC+(26)	One stop	SF +	6.25%	(i)	8.70%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+(26)	One stop	SF +	9.50%	(i)	13.95%				02/2028	8,625	8,625	0.2	8,625
SPF Borrower LLC+	One stop	SF +	6.25%		N/A(6)				02/2028	—	—	—	—
										83,044	73,967	1.5	63,017
Life Sciences Tools & Services
Reaction Biology Corporation+(26)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	2,857	2,857	0.1	2,743
Reaction Biology Corporation+(26)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	683	683	—	683
										3,540	3,540	0.1	3,426

Multiline Retail
Fleet Farm Group, LLC+(26)	Senior secured	SF +	5.50%	(i)	9.78%	PIK			12/2026	5,273	5,273	0.1	5,167
Fleet Farm Group, LLC+	One stop	SF +	5.50%		N/A(6)				12/2026	—	—	—	—
										5,273	5,273	0.1	5,167

Software
Switchfly LLC+(26)	One stop	N/A			1.00%	PIK			10/2026	1,423	1,423	—	1,281

Specialty Retail
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(i)	5.30%				06/2029	45,064	41,466	1.0	39,657
Chestnut Optical Midco, Inc.+(5)	One stop	SF +	1.00%		N/A(6)				06/2029	—	—	—	(338)
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(i)	5.30%				06/2029	2,817	2,817	—	1,014
										47,881	44,283	1.0	40,333

Total non-controlled/affiliate company debt investments										164,924	148,743	3.1	124,614

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(23)(24)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	LLC units	N/A	N/A	11/2024	N/A	159	3,810	0.1	4,209

Healthcare Providers & Services
Bayside Opco, LLC+	LLC units	N/A	N/A	05/2023	N/A	6	2,592	0.3	9,321
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	Preferred stock	N/A	N/A	09/2024	N/A	181	21,172	0.5	19,733
Opening Day Borrower 111 LLC+	LLC units	N/A	N/A	04/2023	N/A	181	7,836	—	245
SPF Borrower LLC+	LLC units	N/A	N/A	02/2024	N/A	—	9,347	0.3	12,522
							45,099	1.1	41,821
Life Sciences Tools & Services
Reaction Biology Corporation+	LLC units	N/A	N/A	03/2025	N/A	139	4,980	0.1	4,137

Multiline Retail
Fleet Farm Group, LLC	LLC units	N/A	N/A	12/2024	N/A	129	23,874	0.6	24,503

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	—	811
Switchfly LLC+	Preferred stock	N/A	N/A	09/2024	N/A	7,275	5,375	0.2	5,723
Switchfly LLC+	LLC units	N/A	N/A	03/2022	N/A	950	950	—	587
							8,646	0.2	7,121
Specialty Retail
Chestnut Optical Midco, Inc.+	LLC units	N/A	N/A	06/2024	N/A	189	53,764	1.5	60,835

Total non-controlled/affiliate company equity investments							140,173	3.6	142,626

Total non-controlled/affiliate company investments							288,916	6.7	267,240

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(29)
Debt investments
IT Services
MMan Acquisition Co.+(26)	One stop	N/A	8.00%	PIK		03/2026	$2,094	$2,094	0.1%	$1,968
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,173	1,173	—	1,173
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,261	1,261	—	1,261
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	365	365	—	365
Total controlled affiliate company debt investments							4,893	4,893	0.1	4,767

Equity investments(23)(24)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,832	0.2	7,089

Total controlled affiliate equity investments								7,832	0.2	7,089

Total controlled affiliate company investments								12,725	0.3	11,856

Total investments								8,967,518	224.3	8,961,549

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.21%	(30)				$40,862	1.0%	$40,862
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.18%	(30)				591	—	591
Morgan Stanley US Dollar Liquidity Fund Institutional Distributing Share Class (CUSIP L64887109)			4.32%	(30)				14,126	0.4	14,126
Allspring Government Money Market Fund Select Share Class (CUSIP 949921126)			4.26%	(30)				6,412	0.2	6,412
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			4.09%	(30)				46,878	1.2	46,878
Total money market funds								108,869	2.8	108,869
Total investments and money market funds								$9,076,387	227.1%	$9,070,418
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of June 30, 2025, as the loan could have priced or repriced based on an index rate prior to June 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of June 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of June 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 1.94% as of June 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.04% as of June 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.60% as of June 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.22% as of June 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.45% as of June 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.32% as of June 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.29% as of June 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.15% as of June 30, 2025.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.75% as of June 30, 2025.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.68% as of June 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025.
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
(6)The entire commitment was unfunded as of June 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 15.7% of the Company's total assets calculated in accordance with the 1940 Act.
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
(22)The headquarters of this portfolio company is located in Spain.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)
(23) Equity investments are non-income producing securities unless otherwise noted.
(24) Ownership of certain equity investments occurs through a holding company or partnership.
(25) The Company holds an equity investment that is income producing.
(26) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2025.
(27) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(28) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of June 30, 2025	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,000	$9,247	$(7,735)	$(1,055)	$—	$6,457	$78
Bayside Opco, LLC	29,127	863	(119)	2,345	—	32,216	2,437
Benetech, Inc.	1,793	347	(538)	519	—	2,121	8
Chestnut Optical Midco, Inc.(c)	93,864	3,490	—	3,814	—	101,168	2,557
Elite Dental Partners LLC	11,696	3,244	(2,540)	(941)	—	11,459	156
Fleet Farm Group LLC	—	29,147	—	523	—	29,670	239
G & H Wire Company, Inc.	—	6,623	—	398	—	7,021	176
Opening Day Borrower 111 LLC	24,936	12,072	(8,225)	(4,958)	—	23,825	182
Reaction Biology Corporation	—	10,227	(1,707)	(957)	—	7,563	94
SPF Borrower LLC	36,653	538	(246)	393	—	37,338	2,239
Switchfly LLC	7,313	713	—	376	—	8,402	22
Total Non-Controlled Affiliates	$211,382	$76,511	$(21,110)	$457	$—	$267,240	$8,188

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
(29) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of June 30, 2025	Interest, dividend and fee income
MMan Acquisition Co.	$12,205	$362	$—	$(711)	$—	$11,856	$377
Total Controlled Affiliates	$12,205	$362	$—	$(711)	$—	$11,856	$377

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(30) The rate shown is the annualized seven-day yield as of June 30, 2025.

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

Entity Name	Abbreviation
Golub Capital BDC CLO III Depositor LLC[1]	(“2018 CLO Depositor”)[1]
Golub Capital BDC CLO III LLC[2]	(“2018 Issuer”)[2]
Golub Capital BDC Holdings, LLC	(“BDC Holdings”)
GCIC Holdings LLC	(“GCIC Holdings”)
GCIC CLO II Depositor LLC [3]	(“GCIC 2018 CLO Depositor”)[3]
GCIC CLO II LLC[4]	(“GCIC 2018 Issuer”)[4]
Golub Capital BDC CLO 8 Depositor LLC[3]	("BDC CLO 8 Depositor")[3]
Golub Capital BDC CLO 8 LLC[4]	(“2024 Issuer”)[4]
GCIC Funding LLC[5]	(“GCIC Funding”)[5]
GBDC Holdings Coinvest, Inc.
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.
GCIC Quick Quack Coinvest LLC[5]
GBDC Quick Quack Coinvest LLC[5]
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC[6]	(“GBDC 3 Funding”)[6]
Golub Capital BDC 3 CLO 1 Depositor LLC[1]	(“GBDC 3 2021 CLO Depositor”)[1]
Golub Capital BDC 3 CLO 1 LLC[2]	(“GBDC 3 2021 Issuer”)[2]
Golub Capital BDC 3 ABS 2022-1 Depositor LLC	(“GBDC 3 2022 ABS 2022-1 Depositor”)
Golub Capital BDC 3 ABS 2022-1 LLC	(“GBDC 3 2022 Issuer”)
Golub Capital BDC 3 CLO 2 Depositor LLC	(“GBDC 3 2022 CLO 2 Depositor”)
Golub Capital BDC 3 CLO 2 LLC[6]	(“GBDC 3 2022-2 Issuer”)[6]
GBDC 3 Holdings Coinvest, Inc.
GBDC 3 Quick Quack Coinvest LLC[5]

1.Prior to April 22, 2025, the date of each entity’s dissolution.
2.Prior to November 18, 2024, the date of each entity’s dissolution.
3.GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”) was renamed to Golub Capital BDC CLO 8 Depositor LLC (“BDC CLO 8 Depositor”) effective November 18, 2024.
4.GCIC CLO II LLC (“GCIC 2018 Issuer”) was renamed to Golub Capital BDC CLO 8 LLC (“2024 Issuer”) effective November 18, 2024.
5.Prior to April 30, 2025, the date of each entity’s dissolution.
6.Golub Capital BDC 3 CLO 2 LLC (“GBDC 3 2022-2 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective May 19, 2025.
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, Funding II, GCIC Holdings, GBDC 3 Holdings, GBDC 3 Funding, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer, 2024 Issuer and, prior to November 18, 2024, GCIC 2018 Issuer, 2018 Issuer and GBDC 3 2021 Issuer that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $5,122 and $22,662, respectively. For the three and nine months ended June 30, 2024, the Company received Loan Origination Fees that were capitalized of $6,300 and $10,298, respectively. For the three and nine months ended June 30, 2025, interest income included $6,449 and $19,404, respectively, of Discount Amortization. For the three and nine months ended June 30, 2024, interest income included $6,632 and $16,489, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2025, investment income included $13,516 and $38,577, respectively, of PIK interest and the Company capitalized PIK interest of $12,518 and $40,439, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2024, investment income included $10,177 and $33,805, respectively, of PIK interest and the Company capitalized PIK interest of $11,245 and $36,551, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2025, fee income included $81 and $1,378 from non-recurring prepayment premiums, respectively. For the three and nine months ended June 30, 2024, fee income included $162 and $338 from non-recurring prepayment premiums, respectively. Other income is recorded into income when earned.
For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $188,717 and $587,500, respectively. For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $132,038 and $417,195, respectively.
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
For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $8,020 and $23,091, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $5,287 and $13,890, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2025, the Company received $739 and $4,288 of cash payments of accrued and capitalized preferred dividends. For both the three and nine months ended June 30, 2024, the Company received $47 cash payments of accrued and capitalized preferred dividends.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2025, the Company recorded dividend income received in cash of $204 and $1,497, respectively, and return of capital distributions received in cash of less than $1 and $344, respectively. For the three and nine months ended June 30, 2024, the Company recorded dividend income received in cash of $418 and $555, respectively, and return of capital distributions received in cash of $733 and $1,551, respectively.
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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $56,195 and $93,204 as of June 30, 2025 and September 30, 2024, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. The total fair value of non-accrual preferred equity securities was $100 as of June 30, 2025. There were no preferred equity securities on non-accrual status as of September 30, 2024.
Asset Acquisition: Pursuant to the GCIC Merger Agreement, the GCIC Merger Sub was first merged with and into GCIC, with GCIC as the surviving company, and, immediately following this initial merger, GCIC was then merged with and into the Company, with the Company as the surviving company. Pursuant to the GBDC 3 Merger Agreement, the GBDC 3 Merger Sub was first merged with and into GBDC 3, with GBDC 3 as the surviving company and, immediately following this initial merger, GBDC 3 was then merged with and into the Company, with the Company as the surviving company. The GCIC Merger and the GBDC 3 Merger were accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “asset acquisition.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
expense of purchase premium for the three and nine months ended June 30, 2025 was $3,602 and $13,880, respectively. Amortization expense of purchase premium for the three and nine months ended June 30, 2024 was $3,086 and $5,493, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2025, the Company did not record any U.S. federal excise tax expense. For the nine months ended June 30, 2025, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475. For the three and nine months ended June 30, 2024, $125 and $1,124, respectively, was recorded for U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2025, the Company did not record any U.S. income taxes. For the three months ended June 30, 2024, the Company did not record any U.S. income taxes. For the nine months ended June 30, 2024, $71 was recorded for U.S. income taxes.
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
Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board re-approved the Program in August 2024 (the “2024 Program”) and August 2025 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 11 for more information on the share repurchases under the Program.
Equity Distribution Agreement: On October 6, 2023, the Company entered into an equity distribution agreement as most recently amended on May 16, 2025, (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, the Administrator, and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $288,043, in an “at the market offering,” in amounts and at times to be determined by the Company. Through June 30, 2025, the Company has issued $38,043 of shares of its common stock through the 2023 Equity Distribution Agreement. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company can offer and sell shares from time to time through, or to, the Placement Agents. Sales of the shares can be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. For the three months ended June 30, 2025, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreements. During the nine months ended June 30, 2025, the Company issued 2,408,940 shares of common stock under the 2023 Equity Distribution Agreement. During the three and nine months ended June 30, 2024, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreements.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $26,853 and $25,361, respectively.
These amounts are amortized and included in interest expense and other debt financing expenses in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025 was $2,413 and $7,537, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024 was $2,214 and $6,869, respectively.
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
Note 3. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2025. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. The Investment Advisory Agreement was entered into and effective as of June 3, 2024, the closing of the GBDC 3 Merger. On August 3, 2023, the Board approved, and the Company entered into, the Prior Investment Advisory Agreement with the Investment Adviser, effective as of July 1, 2023, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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
The base management fee incurred for the three and nine months ended June 30, 2025 was $22,082 and $65,376, respectively. The base management fee incurred for the three and nine months ended June 30, 2024 was $14,362 and $41,980, respectively.
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
For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $18,543 and $54,848, respectively. For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $14,400 and $56,311, respectively.
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
For the three and nine months ended June 30, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2025 and 2024, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both June 30, 2025 and September 30, 2024, there was no cumulative accrual of capital gain incentive fees under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.
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
Included in accounts payable and other liabilities is $3,142 and $2,840 as of June 30, 2025 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $1,900 and $6,280, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $5,716 and $9,752, respectively.
As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $2,067 and $2,658, respectively, for expenses paid on behalf of the Company by the Administrator.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2025 permits the Company to borrow a maximum of $300,000 and expires on June 13, 2032. As of September 30, 2024, the Company was permitted to borrow a maximum of $200,000 under the Adviser Revolver. Refer to Note 7, for discussion of the Adviser Revolver.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On June 3, 2024, the Company completed its acquisition of GBDC 3. Refer to Note 1 for more information regarding the GBDC 3 Merger.
Note 4. Investments
Investments as of June 30, 2025 and September 30, 2024 consisted of the following:

	As of June 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$487,388	$481,388	$480,592	$510,503	$506,178	$502,386
One stop	7,922,217	7,818,613	7,785,066	7,271,543	7,216,368	7,110,258
Second lien	33,322	31,640	28,625	18,430	17,125	14,054
Subordinated debt	37,477	36,988	37,419	30,410	29,943	30,175
Equity	N/A	598,889	629,847	N/A	533,299	578,538
Total	$8,480,404	$8,967,518	$8,961,549	$7,830,886	$8,302,913	$8,235,411

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

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$1,577,535	17.6%	$1,502,136	18.1%
Midwest	1,388,979	15.5	1,391,538	16.8
West	1,352,377	15.1	1,133,878	13.7
Southeast	1,794,992	20.0	1,638,221	19.7
Southwest	1,144,848	12.8	1,041,814	12.5
Northeast	570,645	6.4	713,024	8.6
Canada	374,296	4.2	182,002	2.2
United Kingdom	390,652	4.4	395,769	4.8
Australia	54,195	0.6	20,909	0.2
Luxembourg	4,566	0.0 *	58,328	0.7
Netherlands	12,824	0.1	95,950	1.2
Finland	78,915	0.9	52,670	0.6
Sweden	34,681	0.4	33,243	0.4
Israel	17,381	0.2	855	0.0 *
Denmark	4,865	0.0 *	4,860	0.1
Germany	79,107	0.9	19,896	0.2
France	20,238	0.2	17,820	0.2
Jersey	57,476	0.6	—	—
Spain	8,946	0.1	—	—
Total	$8,967,518	100.0%	$8,302,913	100.0%

Fair Value:
United States
Mid-Atlantic	$1,598,556	17.8%	$1,506,726	18.3%
Midwest	1,395,298	15.6	1,352,353	16.4
West	1,355,968	15.1	1,130,497	13.7
Southeast	1,750,634	19.5	1,634,599	19.8
Southwest	1,120,584	12.5	1,020,950	12.4
Northeast	571,480	6.4	713,123	8.7
Canada	370,838	4.1	178,003	2.2
United Kingdom	402,492	4.5	395,840	4.8
Australia	53,257	0.6	20,113	0.2
Luxembourg	4,882	0.1	57,439	0.7
Netherlands	13,226	0.1	89,708	1.1
Finland	88,369	1.0	56,608	0.7
Sweden	36,891	0.4	34,709	0.4
Israel	17,665	0.2	1,008	0.0 *
Denmark	4,843	0.1	4,896	0.1
Germany	85,152	1.0	20,493	0.3
France	22,204	0.2	18,346	0.2
Jersey	60,125	0.7	—	—
Spain	9,085	0.1	—	—
Total	$8,961,549	100.0%	$8,235,411	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and September 30, 2024 were as follows:

	As of June 30, 2025			As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$49,044	0.5%		$39,344	0.5%
Air Freight & Logistics	49,886	0.6		—	—
Airlines	8,946	0.1		8,808	0.1
Auto Components	39,076	0.4		48,377	0.6
Automobiles	415,431	4.6		390,804	4.7
Banks	11,778	0.1		2,094	0.0	*
Beverages	99,884	1.1		82,478	1.0
Biotechnology	1,998	0.0	*	1,993	0.0	*
Building Products	62,081	0.7		60,815	0.7
Capital Markets	12,715	0.1		2,557	0.0	*
Chemicals	142,630	1.6		133,436	1.6
Commercial Services & Supplies	211,144	2.4		198,252	2.4
Communications Equipment	16,526	0.2		16,519	0.2
Construction & Engineering	12,022	0.1		4,042	0.1
Containers & Packaging	111,244	1.2		102,694	1.3
Diversified Consumer Services	474,804	5.3		391,054	4.7
Diversified Financial Services	172,669	1.9		90,456	1.1
Diversified Telecommunication Services	1,524	0.0	*	1,521	0.0	*
Electric Utilities	7,019	0.1		—	—
Electrical Equipment	25,338	0.3		1,406	0.0	*
Electronic Equipment, Instruments & Components	33,511	0.4		33,600	0.4
Energy Equipment & Services	4,355	0.0	*	4,543	0.1
Food & Staples Retailing	29,891	0.3		21,957	0.3
Food Products	223,130	2.5		260,340	3.1
Healthcare Equipment & Supplies	316,835	3.5		270,891	3.3
Healthcare Providers & Services	678,332	7.6		559,659	6.7
Healthcare Technology	402,374	4.5		315,628	3.8
Hotels, Restaurants & Leisure	322,874	3.6		271,416	3.3
Household Products	9,507	0.1		8,636	0.1
Industrial Conglomerates	84,973	1.0		72,399	0.9
Insurance	531,664	5.9		460,242	5.5
Internet & Direct Marketing Retail	103,637	1.2		103,829	1.3
IT Services	311,294	3.5		294,569	3.5
Leisure Products	14,615	0.2		69,755	0.8
Life Sciences Tools & Services	133,738	1.5		115,691	1.4
Machinery	30,918	0.3		30,586	0.4
Marine	34,727	0.4		35,033	0.4
Media	15,508	0.2		13,883	0.2
Multiline Retail	29,147	0.3		43,416	0.5
Oil, Gas & Consumable Fuels	7,192	0.1		85,736	1.0
Paper & Forest Products	18,739	0.2		18,771	0.2
Personal Products	38,067	0.4		36,460	0.4
Pharmaceuticals	320,587	3.6		257,011	3.1
Professional Services	222,737	2.5		217,009	2.6
Real Estate Management & Development	110,772	1.2		211,484	2.6
Road & Rail	41,733	0.5		41,776	0.5
Software	2,346,989	26.2		2,229,206	26.9
Specialty Retail	446,639	5.0		476,296	5.7
Textiles, Apparel & Luxury Goods	44,737	0.5		43,892	0.5
Trading Companies & Distributors	56,126	0.6		55,166	0.7
Transportation Infrastructure	7,367	0.1		—	—
Water Utilities	69,044	0.8		67,383	0.8
Total	$8,967,518	100.0%		$8,302,913	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2025			As of September 30, 2024
Fair Value:
Aerospace & Defense	$49,485	0.6%		$40,073	0.5%
Air Freight & Logistics	51,131	0.6		—	—
Airlines	9,085	0.1		8,547	0.1
Auto Components	33,772	0.4		45,376	0.6
Automobiles	414,744	4.6		389,281	4.7
Banks	11,811	0.1		2,076	0.0	*
Beverages	93,317	1.1		76,785	0.9
Biotechnology	167	0.0	*	764	0.0	*
Building Products	61,404	0.7		59,962	0.7
Capital Markets	12,745	0.1		2,540	0.0	*
Chemicals	133,509	1.5		119,535	1.5
Commercial Services & Supplies	212,507	2.4		198,921	2.4
Communications Equipment	16,591	0.2		16,494	0.2
Construction & Engineering	12,102	0.1		4,050	0.0	*
Containers & Packaging	111,315	1.2		101,467	1.2
Diversified Consumer Services	463,060	5.2		385,797	4.7
Diversified Financial Services	177,673	2.0		90,588	1.1
Diversified Telecommunication Services	1,529	0.0	*	1,529	0.0	*
Electric Utilities	7,284	0.1		—	—
Electrical Equipment	25,686	0.3		1,425	0.0	*
Electronic Equipment, Instruments & Components	34,195	0.4		34,420	0.4
Energy Equipment & Services	2,121	0.0	*	1,793	0.0	*
Food & Staples Retailing	29,467	0.3		22,811	0.3
Food Products	228,970	2.6		258,812	3.1
Healthcare Equipment & Supplies	324,092	3.6		264,737	3.2
Healthcare Providers & Services	675,526	7.5		545,927	6.6
Healthcare Technology	406,310	4.5		317,594	3.9
Hotels, Restaurants & Leisure	324,265	3.6		271,656	3.3
Household Products	9,500	0.1		8,636	0.1
Industrial Conglomerates	91,429	1.0		72,439	0.9
Insurance	534,375	6.0		458,447	5.6
Internet & Direct Marketing Retail	84,087	0.9		108,880	1.3
IT Services	324,207	3.6		302,581	3.7
Leisure Products	16,172	0.2		71,152	0.9
Life Sciences Tools & Services	136,318	1.5		113,608	1.4
Machinery	30,640	0.3		29,750	0.4
Marine	34,588	0.4		34,517	0.4
Media	15,314	0.2		13,717	0.2
Multiline Retail	29,670	0.3		31,866	0.4
Oil, Gas & Consumable Fuels	6,776	0.1		85,689	1.0
Paper & Forest Products	18,947	0.2		18,727	0.2
Personal Products	20,910	0.2		32,813	0.4
Pharmaceuticals	323,059	3.6		254,314	3.1
Professional Services	225,511	2.5		218,402	2.7
Real Estate Management & Development	111,141	1.2		211,343	2.6
Road & Rail	41,179	0.5		41,172	0.5
Software	2,374,281	26.5		2,229,502	27.1
Specialty Retail	435,905	4.9		473,726	5.8
Textiles, Apparel & Luxury Goods	44,608	0.5		43,633	0.5
Trading Companies & Distributors	52,393	0.6		50,288	0.6
Transportation Infrastructure	7,427	0.1		—	—
Water Utilities	69,249	0.8		67,249	0.8
Total	$8,961,549	100.0%		$8,235,411	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2025 and September 30, 2024 were as follows:

As of June 30, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		$7,000	CAD	5,386	USD	7/18/2025	$242	$—
Macquarie Bank Limited		£8,750	GBP	10,667	USD	7/21/2025	—	(1,340)
Macquarie Bank Limited		€20,700	EUR	22,363	USD	7/21/2025	—	(2,042)
Macquarie Bank Limited		€10,100	EUR	10,918	USD	7/21/2025	—	(990)
Macquarie Bank Limited		€16,100	EUR	17,902	USD	7/30/2025	—	(1,091)
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	—	(277)
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	—	(2,221)
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	—	(2,712)
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	—	(69)
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	—	(1,253)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(2,228)
							$242	$(14,223)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$—	$(1,600)
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	—	(1,734)
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	46	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	—	(2,266)
SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	—	(1,309)
							$46	$(6,909)

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
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$—	$624	$7,203	$624

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$(22,219)	$2,972	$(15,787)	$1,589

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Forward currency contracts	$296,011	$442,838	$324,980	$343,044
Interest Rate Swaps
In connection with the 2028 Notes and 2029 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2028 and 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 and 2029 Notes. As of June 30, 2025, the counterparties to the Company’s interest rate swap agreements were SMBC Capital Markets, Inc. and Macquarie Bank Limited. The outstanding interest rate swap contracts as of June 30, 2025 and September 30, 2024 were as follows:

As of June 30, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$3,403	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	6,910	—
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	7,279	—
							$17,592	$—
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	$2,267	$—
							$2,267	$—

As of September 30, 2024
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$8,925	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	13,298	—
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	9,263	—
							$31,486	$—
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. The net unrealized gain/(loss) related to the fair value hedge was $155 and ($4,541), respectively, for the three and nine months ended June 30, 2025. The net unrealized gain/(loss) related to the fair value hedge was ($5,763) and ($2,991), respectively, for the three and nine months ended June 30, 2024. The net unrealized gain /(loss) related to the fair value hedge is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net unrealized gain /(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Hedging Instruments (Interest rate swaps)	$9,598	$(7,916)	$(11,627)	$(13,744)
Hedged items (Unsecured notes)	(9,443)	2,153	7,086	10,753
Fair market value adjustments for hedge accounting recognized in interest expense	$155	$(5,763)	$(4,541)	$(2,991)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The table below presents the carrying value of the 2028 and 2029 Notes as of June 30, 2025 and September 30, 2024 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

	As of June 30, 2025		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$456,834	$10,145	$460,642	$14,675
2029 Notes	755,252	9,657	606,271	12,213
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of June 30, 2025 and September 30, 2024, there was $9,060 and $650, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2025 and September 30, 2024.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$2,509	$(14,223)	$(11,714)	$9,060	$(2,654)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	17,638	(6,909)	10,729	—	10,729

As of September 30, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$5,695	$(5,469)	$226	$—	$226
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	31,486	(2,222)	29,264	—	29,264
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2025 were valued using Level 3 inputs. All investments as of September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2025 and September 30, 2024:

As of June 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,331,702	$8,331,702
Equity investments(1)	—	—	629,847	629,847
Money market funds(1)(2)	108,869	—	—	108,869
Forward currency contracts	—	288	—	288
Interest rate swaps	—	19,859	—	19,859
Total assets, at fair value:	$108,869	$20,147	$8,961,549	$9,090,565
Liabilities, at fair value:
Forward currency contracts	$—	$(21,132)	$—	$(21,132)
Total liabilities, at fair value:	$—	$(21,132)	$—	$(21,132)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,656,873	$7,656,873
Equity investments(1)	118	—	578,420	578,538
Money market funds(1)(2)	213,101	—	—	213,101
Forward currency contracts	—	5,695	—	5,695
Interest rate swaps	—	31,486	—	31,486
Total assets, at fair value:	$213,219	$37,181	$8,235,293	$8,485,693
Liabilities at fair value:
Forward currency contracts	$—	$(7,691)	$—	$(7,691)
Total liabilities, at fair value:	$—	$(7,691)	$—	$(7,691)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2025 was $41,204 and $10,964, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2024 was ($61,787) and ($37,732), respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2025 and 2024:

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	40,145	(14,274)	25,871
Net translation of investments in foreign currencies	35,668	(2)	35,666
Realized gain (loss) on investments	(41,760)	(70)	(41,830)
Realized gain (loss) on translation of investments in foreign currencies	(1,402)	—	(1,402)
Fundings of (proceeds from) revolving loans, net	7,592	—	7,592
Fundings of investments	1,717,810	63,705	1,781,515
PIK interest and non-cash dividends	40,439	23,091	63,530
Proceeds from non-cash dividends	—	(4,288)	(4,288)
Proceeds from principal payments and sales of portfolio investments	(1,129,187)	(16,735)	(1,145,922)
Accretion of discounts and amortization of premiums	5,524	—	5,524
Fair value, end of period	$8,331,702	$629,847	$8,961,549

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	(41,400)	5,803	(35,597)
Net translation of investments in foreign currencies	14,457	(2)	14,455
Realized gain (loss) on investments	(51,729)	2,224	(49,505)
Realized gain (loss) on translation of investments in foreign currencies	(6,831)	—	(6,831)
Funding of (proceeds from) revolving loans, net	4,658	—	4,658
Fundings of investments	484,277	70,244	554,521
PIK interest and non-cash dividends	36,551	13,890	50,441
Proceeds from non-cash dividends	—	(47)	(47)
Proceeds from principal payments and sales of portfolio investments	(855,953)	(11,280)	(867,233)
Accretion of discounts and amortization of premiums	10,996	—	10,996
Transfers in - GBDC 3 Merger	2,527,770	147,280	2,675,050
Fair value, end of period	$7,341,979	$525,442	$7,867,421

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and September 30, 2024.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$480,592	Yield analysis	Market interest rate	7.0% - 15.5% (9.2%)
		Market comparable companies	EBITDA multiples	3.7x - 23.9x (13.9x)
One stop loans(3)(4)	$7,785,066	Yield analysis	Market interest rate	3.8% - 26.3% (9.2%)
		Market comparable companies	EBITDA multiples	3.4x - 36.0x (15.8x)
			Revenue multiples	1.4x - 18.0x (8.3x)
Subordinated debt and second lien loans(5)(6)	$66,044	Yield analysis	Market interest rate	8.8% - 16.3% (11.2%)
		Market comparable companies	EBITDA multiples	5.0x - 24.0x (15.3x)
			Revenue multiples	8.5x
Equity(7)	$629,847	Market comparable companies	EBITDA multiples	4.7x - 29.1x (16.3x)
			Revenue multiples	1.3x - 18.0x (8.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$8,249 of loans at fair value were valued using the market comparable companies approach only.
(3)$87,147 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,840,170 and $944,896 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)$360 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $65,990 and $54 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively.
(7)The Company valued $550,405 and $79,442 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (as defined in Note 7) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of June 30, 2025 and September 30, 2024.

	As of June 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$5,154,001	$5,145,736	$4,624,791	$4,591,161
(1) As of June 30, 2025 and September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2028 and 2029 Notes. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of June 30, 2025, the Company’s asset coverage for borrowed amounts was 176.8%.
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
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2024 Debt Securitization, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the June 30, 2025 Consolidated Statement of Financial Condition as debt of the company. As of June 30, 2025, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of June 30, 2025, there were 120 portfolio companies with a total fair value of $2,187,002 securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of June 30, 2025 based on the last interest rate reset was 4.3%.

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$20,196	$—	$50,637	$—
Amortization of debt issuance costs	232	—	573	—
Total interest and other debt financing expenses	$20,428	$—	$51,210	$—
Cash paid for interest expense	$34,891	$—	$34,891	$—
Annualized average stated interest rate	5.9%	N/A	6.0%	N/A
Average outstanding balance	$1,364,000	$—	$1,124,176	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$5,823	$1,839	$19,422
Amortization of debt issuance costs	—	—	—	2
Total interest and other debt financing expenses	$—	$5,823	$1,839	$19,424
Cash paid for interest expense	$—	$6,354	$5,152	$20,766
Annualized average stated interest rate	N/A	7.4%	7.1%	7.4%
Average outstanding balance	$—	$316,992	$34,603	$350,454
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
The interest charged under the GCIC 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$6,734	$1,682	$23,410
Accretion of discounts on notes issued	—	—	—	—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$—	$6,734	$1,682	$23,410
Cash paid for interest expense	$—	$7,928	$4,861	$25,531
Annualized average stated interest rate	N/A	6.8%	6.1%	6.8%
Average outstanding balance	$—	$400,163	$36,904	$456,622
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
The interest charged under the GBDC 3 2021 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$1,680	$2,694	$1,680
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$1,680	$2,694	$1,680
Cash paid for interest expense	$—	$—	$7,355	$—
Annualized average stated interest rate	N/A	7.4%	6.9%	7.4%
Average outstanding balance	$—	$91,692	$52,396	$30,452
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
GBDC 3 2022 Debt Securitization: Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, a $401,750 asset-backed securitization (the “GBDC 3 2022 Debt Securitization”). The GBDC 3 2022 Debt Securitization was originally completed on January 25, 2022. The notes offered in the GBDC 3 2022 Debt Securitization were issued by the GBDC 3 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the GBDC 3 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured GBDC 3 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated GBDC 3 2022 Notes” and, together with the Secured GBDC 3 2022 Notes, the “GBDC 3 2022 Notes”). The Secured GBDC 3 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The GBDC 3 2022 Issuer indirectly retained all of the Subordinated GBDC 3 2022 Notes, and the Subordinated GBDC 3 2022 Notes were eliminated in consolidation. The Secured GBDC 3 2022 Notes are included in the June 30, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as debt of the Company.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2025 and September 30, 2024, there were 47 and 55 portfolio companies, respectively, with a total fair value of $293,120 and $377,755, respectively, securing the GBDC 3 2022 Debt Securitization. The pool of loans in the GBDC 3 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the GBDC 3 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of June 30, 2025 based on the last interest rate reset was 4.3%.
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$2,951	$1,437	$10,399	$1,437
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$2,951	$1,437	$10,399	$1,437
Cash paid for interest expense	$3,289	$—	$11,581	$—
Annualized average stated interest rate	6.4%	7.5%	6.6%	7.5%
Average outstanding balance	$186,024	$77,411	$211,325	$25,710
As of June 30, 2025, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the GBDC 3 2022 Debt Securitization was as follows:

Description	Secured GBDC 3 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$179,529
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%
As part of the GBDC 3 2022 Debt Securitization, GBDC assumed in the GBDC 3 Merger a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured loans (or participation interests therein) to the GBDC 3 2022 Issuer and to purchase or otherwise acquire the LLC equity interests in the Subordinated GBDC 3 2022 Notes. As of June 30, 2025 and September 30, 2024, the Secured GBDC 3 2022 Notes (other than the Subordinated GBDC 3 2022 Notes) were the secured obligations of the Secured GBDC 3 2022 and indentures governing the Secured GBDC 3 2022 Notes include customary covenants and events of default.
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
As of September 30, 2024, there were 73 portfolio companies with a total fair value of $377,471 securing the GBDC 3 2022-2 Debt Securitization. The pool of loans in the GBDC 3 2022-2 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the GBDC 3 2022-2 Debt Securitization was based on three-month term SOFR. For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$1,387	$3,504	$1,387
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$1,387	$3,504	$1,387
Cash paid for interest expense	$—	$—	$7,197	$—
Annualized average stated interest rate	N/A	8.1%	7.5%	8.1%
Average outstanding balance	$—	$69,231	$62,637	$22,993
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
As of September 30, 2024, the Company had outstanding debt under the GBDC 3 DB Credit Facility of $411,489.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$3,076	$3,820	$3,076
Facility fees	—	154	244	154
Accretion of discounts	—	—	—	—
Total interest and other debt financing expenses	$—	$3,230	$4,064	$3,230
Cash paid for interest expense and facility fees	$—	$—	$11,680	$—
Annualized average stated interest rate¹	N/A	7.6%	6.8%	7.6%
Average outstanding balance	$—	$163,225	$75,658	$54,210
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of June 30, 2025, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies (“Outstanding Commitments”), subject to leverage and borrowing base restrictions. Through a series of agreements, most recently on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500. On April 4, 2025, the Company amended and restated the JPM Credit Facility to among other things, (i) change the applicable margin to a range of 1.525% to 1.775% for any Term Benchmark Loan or RFR Loan (as defined in the JPM Credit Facility) or a range of 0.525% to 0.775% for any ABR Loan (as defined in the JPM Credit Facility), (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3,000,000.
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
Borrowings for any Term Benchmark Loan or RFR Loan (as defined in the JPM Credit Facility) under the JPM Credit Facility bear interest at the applicable base rate plus a margin of 1.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 1.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 1.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars plus an adjustment of 0.10%, (ii) SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment of 0.0326%, (iii) one-month EURIBOR with respect to any advances denominated in Euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars plus an adjustment of 0.029547%, (v) Australian Bank Bill Swap Bid Rate (“BBSY”) with respect to any advances denominated in Australian Dollars plus an adjustment of 0.20% and (vi) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Borrowings for any ABR Loan (as defined in the JPM Credit Facility) bear interest at the applicable base rate plus a margin of 0.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 0.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 0.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments. As of June 30, 2025, the applicable margin for Term Benchmark Loans and RFR Loans (as defined in the JPM Credit Facility) was 1.525% and the applicable margin for ABR Loans (as defined in the JPM Credit Facility) was 0.525%.

The Company pays a commitment fee of 0.325% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
under the JPM Credit Facility. The JPM Credit Facility matures on April 4, 2030 and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.
As of June 30, 2025 and September 30, 2024, the Company had outstanding debt of $1,450,188 and $956,590, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$17,811	$3,423	$50,909	$15,898
Facility fees	671	1,125	2,308	3,358
Amortization of debt issuance costs	888	848	3,039	2,491
Total interest and other debt financing expenses	$19,370	$5,396	$56,256	$21,747
Cash paid for interest expense and facility fees	$18,162	$4,083	$55,617	$18,818
Annualized average stated interest rate¹	5.7%	7.1%	5.9%	7.1%
Average outstanding balance	$1,262,514	$194,775	$1,154,567	$300,911
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
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$328	$—	$8,766
Accretion of discounts and amortization of premiums on notes issued	—	(53)	—	(747)
Amortization of debt issuance costs	—	84	—	1,204
Total interest and other debt financing expenses	$—	$359	$—	$9,223
Cash paid for interest expense	$—	$8,109	$—	$16,547
Annualized average stated interest rate	N/A	3.4%	N/A	3.4%
Average outstanding balance	$—	$38,462	$—	$346,715

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance. As of both June 30, 2025 and September 30, 2024, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.
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
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$3,750	$3,750	$11,250	$11,250
Accretion of discounts on notes issued	132	132	397	398
Amortization of debt issuance costs	372	420	1,161	1,269
Total interest and other debt financing expenses	$4,254	$4,302	$12,808	$12,917
Cash paid for interest expense	$—	$—	$7,500	$7,500
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both June 30, 2025 and September 30, 2024, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$1,794	$1,794	$5,382	$5,382
Accretion of discounts on notes issued	182	182	548	549
Amortization of debt issuance costs	203	231	635	698
Total interest and other debt financing expenses	$2,179	$2,207	$6,565	$6,629
Cash paid for interest expense	$—	$—	$3,588	$3,588
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”). As of June 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $450,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$7,931	$7,931	$23,793	$18,153
Net contractual interest rate swap expense	197	1,279	1,050	2,368
Net (gain)/loss related to the fair value hedge	(64)	3,906	7,380	(279)
Accretion of discounts on notes issued	241	241	722	552
Amortization of debt issuance costs	295	299	917	661
Total interest and other debt financing expenses	$8,600	$13,656	$33,862	$21,455
Cash paid (received) for interest expense(1)	$7,930	$12,944	$24,831	$17,873
Annualized average interest rate swap and stated interest rate(2)	7.2%	8.2%	7.4%	8.0%
Average outstanding balance	$450,000	$450,000	$450,000	$343,248

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2028 Notes.
(2) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance. As of June 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750,000 and $600,000, respectively. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$11,250	$9,000	$32,200	$15,000
Net contractual interest rate swap expense	1,064	2,405	3,957	3,923
Net (gain)/loss related to the fair value hedge	(92)	1,857	(2,840)	3,270
Accretion of discounts on notes issued	272	309	841	513
Amortization of debt issuance costs	423	333	1,212	543
Total interest and other debt financing expenses	$12,917	$13,904	$35,370	$23,249
Cash paid (received) for interest expense (1)	$2,368	$—	$25,669	$—
Annualized average interest rate swap and stated interest rate (2)	6.6%	7.6%	6.8%	7.6%
Average outstanding balance	$750,000	$600,000	$715,385	$330,657

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2029 Notes.
(2)     The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2025, the Company was permitted to borrow up to $300,000. On June 13, 2025, the Company amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $200,000 to $300,000, extend the maturity date to June 13, 2032, and amend the rate that interest accrues on each loan from the short-term applicable federal rate to the mid-term applicable federal rate. As of September 30, 2024, the Company was permitted to borrow up to $200,000. The Adviser Revolver bears an interest rate equal to the mid-term Applicable Federal Rate (“AFR”). The mid-term AFR as of June 30, 2025 was 4.0%. As of both June 30, 2025 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$—	$—
Cash paid for interest expense	—	—	—	—
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$—	$—	$—	$—
For the three and nine months ended June 30, 2025, the average total debt outstanding was $4,962,538 and $4,867,651, respectively. For the three and nine months ended June 30, 2024, the average total debt outstanding was $3,351,951 and $3,211,972, respectively.
For the three and nine months ended June 30, 2025, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 5.7% and 5.9%, respectively. For the three and nine months ended June 30, 2024, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on the Company's total debt was 6.5% and 5.9%, respectively.
A summary of the Company’s maturity requirements for borrowings as of June 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
GBDC 3 2022 Debt Securitization	$179,529	$—	$—	$179,529	$—
2024 Debt Securitization	1,364,000	—	—	—	1,364,000
JPM Credit Facility	1,450,188	—	—	1,450,188	—
2026 Notes(1)	599,391	—	599,391	—	—
2027 Notes(1)	348,807	—	348,807	—	—
2028 Notes(1)(2)	456,834	—	—	456,834	—
2029 Notes(1)(2)	755,252	—	—	755,252	—
Total borrowings	$5,154,001	$—	$948,198	$2,841,803	$1,364,000
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies
Commitments: As of June 30, 2025, the Company had outstanding commitments to fund investments totaling $996,089, including $251,179 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $717,869, including $157,618 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2025		2024
Net asset value at beginning of period	$15.19		$15.02
Net increase (decrease) in net assets as a result of issuance of shares(2)	—		0.51
Net increase in net assets as a result of repurchases of shares	0.01		—
Distributions declared:
From net investment income - after tax	(1.26)		(1.40)
Net investment income - after tax	1.12		1.46
Net realized gain (loss) on investment transactions	(0.15)		(0.28)
Net realized gain (loss) on extinguishment of debt	0.00	(3)	—
Net change in unrealized appreciation (depreciation) on investment transactions(4)	0.09		0.01
Net asset value at end of period	$15.00		$15.32
Per share market value at end of period	$14.65		$15.71
Total return based on market value(5)	5.10%		17.41%
Number of common shares outstanding	266,376,416		264,609,056

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets *	9.84%	12.92%
Ratio of total expenses to average net assets *(6)	11.37%	11.92%
Ratio of incentive fee waiver to average net assets	—%	(0.72)%
Ratio of incentive fees to average net assets (6)	1.36%	2.07%
Ratio of income and excise taxes to average net assets (6)	(0.01)%	0.04%
Ratio of net expenses (without incentive fees) to average net assets *(6)	10.01%	9.85%
Total return based on average net asset value(7)	6.96%	6.57%
Total return based on average net asset value - annualized(7)	9.30%	8.78%
Net assets at end of period	$3,995,329	$4,053,643
Average debt outstanding	$4,867,651	$3,211,972
Average debt outstanding per share	$18.27	$12.14
Portfolio turnover*	17.80%	13.11%
Asset coverage ratio(8)	176.75%	192.15%
Asset coverage ratio per unit(9)	$1,768	$1,922
Average market value per unit:(10)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
GBDC 3 2021 Debt Securitization	N/A	N/A
GBDC 3 2022 Debt Securitization	N/A	N/A
GBDC 3 2022-2 Debt Securitization	N/A	N/A
2024 Debt Securitization	N/A	N/A
DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
2024 Notes	N/A	N/A
2026 Notes	$960	$909
2027 Notes	$938	$882
2028 Notes	$1,046	$1,027
2029 Notes	$1,003	$980
Adviser Revolver	N/A	N/A

*Annualized for periods less than one year, unless otherwise noted.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)Net increase in net assets as a result of issuance of shares pursuant to the GBDC 3 Merger.
(3)Represents an amount less than $0.01.
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
(6)Incentive fees and excise taxes are not annualized in the calculation.
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
Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Earnings available to stockholders	$90,058	$9,252	$280,356	$178,586
Basic and diluted weighted average shares outstanding	266,844,118	199,969,889	265,882,773	180,047,668
Basic and diluted earnings per share	$0.34	$0.05	$1.05	$0.99

Note 11. Common Stock Transactions
On October 6, 2023, the Company entered into the 2023 Equity Distribution Agreement (the “ATM Program”), as most recently amended on May 16, 2025, which provides that the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $288,043 in an “at the market offering,” as defined in Rule 415 under the Securities Act of 1933, as amended.
For the nine months ended June 30, 2025, the Company issued common stock under the ATM Program as follows:

	Total Number of Shares Issued	Average Offering Price per share	Gross Proceeds	Underwriting Fees/Offering Expenses	Approximate Dollar Value of Shares that May Yet be Issued Under the ATM Program
ATM Program	2,408,940	$15.79	$38,043	$609	$250,000
On August 1, 2025, the Board reapproved the Program to repurchase up to $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization (the “2025 Program”). Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2025, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
As of June 30, 2025, Wells Fargo Securities, LLC, as broker, had repurchased 2,864,403 shares of the Company’s common stock pursuant to the 2024 Program at an average price of $14.06 per share for an aggregate purchase price of approximately $40,274.
For the three and nine months ended June 30, 2025, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2025	77,777	$14.53	$1,130	$144,062
April 1 - 30, 2025	2,285,299	$13.97	$31,918	$112,144
May 1 - 31, 2025	158,199	$14.27	$2,258	$109,886
June 1 - 30, 2025	11,200	$14.29	$160	$109,726
Total	2,532,475	$14.00	$35,466	$150,000	*

*The Program was reapproved on August 1, 2025 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. No additional shares have been purchased since the re-approval.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
There were no repurchases under the Program for the nine months ended June 30, 2024.
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
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the nine months ended June 30, 2025
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(1)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(2)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554
02/03/2025	03/03/2025	03/28/2025	$0.39	$89,334	1,001,354	$15,150
05/02/2025	06/13/2025	06/27/2025	$0.39	$87,755	—	$16,136	(3)
For the nine months ended June 30, 2024
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
02/02/2024	02/15/2024	03/15/2024	$0.07	$9,906	134,135	$2,035
01/16/2024	03/01/2024	03/29/2024	$0.39	$53,930	797,377	$12,599
04/19/2024	05/02/2024	06/21/2024	$0.39	$55,368	762,152	$11,524
05/03/2024	05/16/2024	06/14/2024	$0.06	$8,572	113,668	$1,718
06/02/2024	06/13/2024	06/27/2024	$0.05	$11,661	100,621	$1,521

(1)In accordance with the Company's DRIP, 162,709 shares of the Company's stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
(2)In accordance with the Company’s DRIP, 130,168 shares of the Company’s stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company's DRIP, 1,094,965 shares of the Company's stock were purchased in the open market at an average price of $14.74 and were allocated to stockholders of the Company participating in DRIP.

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
On August 1, 2025, the Company’s Board declared a quarterly distribution of $0.39 per share payable on September 29, 2025 to holders of record as of September 15, 2025.
On August 1, 2025, the Company redeemed its GBDC 3 2022 Debt Securitization.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of April 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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
As of June 30, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of June 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$480,592	5.4%	$502,386	6.1%
One stop	7,785,066	86.9	7,110,258	86.3
Second lien	28,625	0.3	14,054	0.2
Subordinated debt	37,419	0.4	30,175	0.4
Equity	629,847	7.0	578,538	7.0
Total	$8,961,549	100.0%	$8,235,411	100.0%
(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2025.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2025 and September 30, 2024, one stop loans included $771.3 million and $1,021.3 million, respectively, of recurring revenue loans at fair value.
As of June 30, 2025 and September 30, 2024, we had debt and equity investments in 401 and 381 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on (i) our average net asset value, (ii) our average net asset value per share, and (iii) the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	For the three months ended		For the nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average income yield (1)*	10.3%	10.5%	10.6%	12.3%
Weighted average investment income yield (2)*	10.6%	10.8%	10.9%	12.8%
Weighted average income yield of total investments (3)*	9.8%	9.9%	10.0%	11.6%
Weighted average investment income yield of total investments (4)*	10.1%	10.3%	10.3%	12.0%
Total return based on average net asset value excluding the one-time write-down of the GBDC 3 purchase premium (5)*	9.0%	7.9%	9.3%	11.3%
Total return based on average net asset value (6)*	9.0%	7.9%	9.3%	8.8%
Total return based on net asset value per share (7)*	9.1%	8.0%	9.3%	8.6%
Total return based on market value (8)	(0.7)%	2.4%	5.1%	17.4%

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
(5)During the three and nine months ended June 30, 2024, we recognized a $51.7 million net change in unrealized depreciation on investments due to the one-time write-down of the purchase premium allocated to former GBDC 3 investments acquired in the GBDC 3 Merger.
(6)Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)Total return based on net asset value per share is calculated as (a) net income per share for the period, (b) divided by net asset value per share as of the end of the period. Total return does not include sales load.
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
Upon the consummation of the GBDC 3 Merger, we entered into the Investment Advisory Agreement, with GC Advisors, which replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023, or the Prior Investment Advisory Agreement.

Recent Developments
On August 1, 2025, our Board declared a quarterly distribution of $0.39 per share, which is payable on September 29, 2025 to holders of record as of September 15, 2025.
On August 1, 2025, we redeemed our GBDC 3 2022 Debt Securitization.

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
Consolidated operating results for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs March 31, 2025	June 30, 2025	June 30, 2024	2025 vs. 2024
	(In thousands)
Interest income	$192,934	$188,150	$4,784	$581,119	$439,438	$141,681
Payment-in-kind interest income	13,516	14,045	(529)	38,577	33,805	4,772
Loan Origination Fees Discount Amortization	6,449	6,700	(251)	19,404	16,489	2,915
Acquisition purchase premium amortization	(3,602)	(4,592)	990	(13,880)	(5,493)	(8,387)
Non-cash dividend income	8,020	7,807	213	23,091	13,890	9,201
Dividend income	204	70	134	1,497	555	942
Fee income	823	1,712	(889)	3,128	1,587	1,541
Total investment income	218,344	213,892	4,452	652,936	500,271	152,665
Total net expenses	117,082	115,230	1,852	356,897	236,286	120,611
Net investment income before taxes	101,262	98,662	2,600	296,039	263,985	32,054
Income and excise taxes	—	—	—	(475)	1,195	(1,670)
Net investment income after taxes	101,262	98,662	2,600	296,514	262,790	33,724
Net realized gain (loss) on investment transactions excluding purchase premium	15	(10,698)	10,713	(38,486)	(49,951)	11,465
Net realized gain (loss) on investment transactions due to purchase premium	(39)	(343)	304	(434)	(490)	56
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(15,032)	(13,718)	(1,314)	8,087	11,406	(3,319)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	3,641	4,935	(1,294)	14,314	5,984	8,330
Unrealized (depreciation) from the write-down of the GBDC 3 purchase premium	—	—	—	—	(51,670)	51,670
Net gain (loss) on investment transactions	(11,415)	(19,824)	8,409	(16,519)	(84,721)	68,202
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	—	(48)
(Provision) benefit for taxes on unrealized appreciation on investments	211	146	65	409	517	(108)
Net increase (decrease) in net assets resulting from operations	$90,058	$78,984	$11,074	$280,356	$178,586	$101,770
Average earning debt investments, at fair value	$8,138,124	$7,959,225	$178,899	$7,928,153	$5,137,959	$2,790,194
Average earning preferred equity investments, at fair value	$249,282	$244,810	$4,472	$245,864	$146,514	$99,350

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

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
	(In thousands)
Net investment income after taxes	$101,262	$98,662	$296,514	$262,790
Add: Acquisition purchase premium amortization	3,602	4,592	13,880	5,493
Adjusted Net Investment Income	$104,864	$103,254	$310,394	$268,283

Net gain (loss) on investment transactions	$(11,415)	$(19,824)	$(16,519)	$(84,721)
Add: Realized loss on investment transactions due to purchase premium	39	343	434	490
Less: Net change in unrealized appreciation on investment transactions due to purchase premium	(3,641)	(4,935)	(14,314)	(5,984)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	—	—	—	51,670
Adjusted Net Realized and Unrealized Gain/(Loss)	$(15,017)	$(24,416)	$(30,399)	$(38,545)

Net increase (decrease) in net assets resulting from operations	$90,058	$78,984	$280,356	$178,586
Add: Acquisition purchase premium amortization	3,602	4,592	13,880	5,493
Add: Realized loss on investment transactions due to purchase premium	39	343	434	490
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(3,641)	(4,935)	(14,314)	(5,984)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	—	—	—	51,670
Adjusted Net Income	$90,058	$78,984	$280,356	$230,255
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

Investment Income
Investment income increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 by $4.5 million primarily due to an increase in interest income as a result of an increase in the average earning debt investments balance of $178.9 million. Investment income increased from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 by $152.7 million, primarily due to (1) an increase in interest income as a result of an increase in the average earning debt investments balance of $2,790.2 million primarily driven by our acquisition of GBDC 3 and (2) an increase in non-cash dividend income driven by an increase in the average earning preferred equity investments balance of $99.4 million primarily driven by our acquisition of GBDC 3.
The annualized income yield by debt security type for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024 are as follows:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Senior secured	9.8%	10.1%	10.2%	11.8%
One stop	10.1%	10.3%	10.4%	12.1%
Second lien	13.3%	13.4%	13.5%	14.2%
Subordinated debt	13.6%	13.8%	13.8%	15.6%
Income yields on senior secured and one stop loans decreased for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 and for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.8% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.78% and 0.81%, respectively.
As of June 30, 2025, we have second lien investments in six portfolio companies and subordinated debt investments in eight portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs March 31, 2025	June 30, 2025	June 30, 2024	2025 vs. 2024
	(In thousands)
Interest and other debt financing expenses	$68,285	$67,432	$853	$212,716	$138,932	$73,784
Amortization of debt issuance costs	2,413	2,479	(66)	7,537	6,869	668
Base management fee	22,082	21,714	368	65,376	41,980	23,396
Income Incentive fee, net of waiver	18,543	18,247	296	54,848	36,754	18,094
Professional fees	2,142	1,765	377	5,747	4,136	1,611
Administrative service fee	3,142	3,185	(43)	9,229	6,480	2,749
General and administrative expenses	475	408	67	1,444	1,135	309
Net expenses	$117,082	$115,230	$1,852	$356,897	$236,286	$120,611
Average debt outstanding	$4,962,538	$4,834,487	$128,051	$4,867,651	$3,211,972	$1,655,679
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 by $0.8 million, primarily due to an increase in interest expense as a result of an increase in the average debt outstanding of $128.1 million that was partially offset by (i) reduced borrowing costs on the JPM Credit Facility as a result of the April 2025 amendment that reduced the applicable margin to a range of 1.525% to 1.775% from a range of 1.75% to 1.875% and, to a lesser extent, (ii) lower interest base rates due to resetting interest rate contracts on borrowings denominated in foreign currencies. Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 by $74.5 million, primarily due to an increase in interest expense as a result of an increase in the average debt outstanding of $1,655.7 million driven by (1) the assumption of GBDC 3’s debt facilities and (2) the issuance of the 2029 Notes that was partially offset by decreasing interest base rates on borrowings from our floating rate debt facilities for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024. For more information about our outstanding borrowings for the three and nine months ended June 30, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended June 30, 2025 and March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt was 5.7% and 5.9%, respectively. For the nine months ended June 30, 2025 and June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt, on our total debt was 5.9% and 5.9%, respectively. The effective average interest rate decreased for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 primarily due to (i) reduced borrowing costs on the JPM Credit Facility as a result of the April 2025 amendment that reduced the applicable margin and, to a lesser extent, (ii) lower interest base rates due to resetting interest rate contracts on borrowings denominated in foreign currencies on our floating rate debt facilities. The effective annualized average interest rate remained relatively flat for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
Management Fee
The base management fee increased by $0.4 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to an increase in average adjusted gross assets from the three months ended March 31, 2025 to the three months ended June 30, 2025.

The base management fee increased by $23.4 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 primarily due to an increase in average adjusted gross assets primarily as a result of our acquisition of GBDC 3 in June 2024.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
The Income Incentive Fee increased by $0.3 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 due to an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth. The Income Incentive Fee increased by $18.1 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 due to an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth partially offset by the $14.4 million of income incentive fee waiver unilaterally provided by GC Advisors to waive 100% of Income Incentive Fees during the three months ended June 30, 2024. For each of the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024, net of the GBDC 3 Merger Waiver (as defined in Note 3 of our consolidated financial statements) and 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.
As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of June 30, 2025 and September 30, 2024, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.4 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to an increase in professional fees and general and administrative expenses that was partially offset by a decrease in the administrative service fee.
In total, professional fees, the administrative service fee and general and administrative expenses increased by $4.7 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to an increase in the administrative service fee and professional fees.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024 were $1.9 million, $1.7 million, $6.3 million and $9.8 million, respectively.
As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $2.1 million and $2.7 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs March 31, 2025	June 30, 2025	June 30, 2024	2025 vs. 2024
	(in thousands)			(In thousands)
Net realized gain (loss) from investments	$376	$(16,864)	$17,240	$(41,844)	$(49,505)	$7,661
Net realized gain (loss) from foreign currency transactions	(400)	(174)	(226)	(4,279)	(1,560)	(2,719)
Net realized gain (loss) from forward currency contracts	—	5,997	(5,997)	7,203	624	6,579
Net realized gain (loss) on investment transactions	$(24)	$(11,041)	$11,017	$(38,920)	$(50,441)	$11,521
Unrealized appreciation from investments	$23,353	$47,086	$(23,733)	$119,810	$54,076	$65,734
Unrealized (depreciation) from investments	(36,382)	(51,801)	15,419	(93,933)	(38,015)	(55,918)
Unrealized loss from write-down of the GBDC 3 purchase premium	—	—	—	—	(51,670)	51,670
Unrealized appreciation (depreciation) from forward currency contracts	(22,219)	(15,495)	(6,724)	(15,787)	1,589	(17,376)
Unrealized appreciation (depreciation) on foreign currency translation	23,857	11,427	12,430	12,311	(260)	12,571
Net change in unrealized appreciation (depreciation) on investment transactions	$(11,391)	$(8,783)	$(2,608)	$22,401	$(34,280)	$56,681
Net realized gain (loss) on extinguishment of debt	$—	$—	—	$(48)	$—	$(48)
During the three months ended June 30, 2025, we had a net realized loss of less than $0.1 million, primarily attributable to the net realized gains recognized on the disposition of three equity investments, that was partially offset by realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2025, we had a net realized loss of $11.0 million, primarily attributable to realized losses recognized on (i) the restructure of debt and equity investments of two portfolio company investments and (ii) net realized gains recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars.
During the nine months ended June 30, 2025, we had a net realized loss of $38.9 million, primarily attributable to realized losses recognized on the restructuring of debt and equity investments of multiple portfolio company investments and the sale of a portfolio company debt investment that was partially offset by net realized gains recognized on the disposition of three equity investments and the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2024, we had a net realized loss of $50.4 million, primarily attributable to realized losses recognized on (i) the restructure of equity and debt investments of a portfolio company during the three months ended June 30, 2024 and (ii) the disposition of equity and debt investments of a portfolio company during the three months ended March 31, 2024 that were partially offset by realized gains recognized on the sale of equity investments in multiple portfolio companies throughout the nine months ended June 30, 2024.
For the three months ended June 30, 2025, we had $23.4 million in unrealized appreciation on 189 portfolio company investments, which was offset by $36.4 million in unrealized depreciation on 242 portfolio company investments. For the three months ended March 31, 2025, we had $47.1 million in unrealized appreciation on 188 portfolio company investments, which was offset by $51.8 million in unrealized depreciation on 226 portfolio company investments.
Unrealized appreciation for the three months ended June 30, 2025 and March 31, 2025 was primarily due to (i) improved performance from certain portfolio companies and (ii) fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended June 30, 2025 and March 31, 2025 primarily resulted from isolated deterioration in the performance of (i) a small number of portfolio company equity investments, (ii) portfolio companies that were on non-accrual status and (iii) certain portfolio companies with pre-existing credit challenges.
For the nine months ended June 30, 2025, we had $119.8 million in unrealized appreciation on 251 portfolio company investments, which was offset by $93.9 million in unrealized depreciation on 180 portfolio company investments. For the nine months ended June 30, 2024, we had $54.1 million in unrealized appreciation on 165 portfolio company investments, which was offset by $38.0 million in unrealized depreciation on 239 portfolio company investments.
Unrealized appreciation for the nine months ended June 30, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from the reversal of unrealized depreciation on the disposition or restructuring of portfolio company investments, improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the 2024 fiscal year.
Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from isolated deterioration in credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to or on non-accrual status as well as certain portfolio companies with pre-existing credit challenges.
For the nine months ended June 30, 2025, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the nine months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $179.0 million. During the period, cash used in operating activities was $379.7 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $1,146.0 million and net investment income after tax of $296.5 million, offset by fundings of portfolio investments of $1,781.5 million. Lastly, cash provided by financing activities was $200.7 million, primarily driven by borrowings on debt of $3,517.9 million and net proceeds from the issuance of common stock through the ATM Program (as defined in Note 11 of our consolidated financial statements) of $37.4 million, offset by repayments of debt of $3,008.6 million, distributions paid of $281.0 million, purchases of common stock under the Program of $35.5 million and purchases of common stock under the DRIP of $20.6 million.
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
As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $91.9 million and $123.1 million, respectively. In addition, we had foreign currencies of $7.9 million and $8.0 million as of June 30, 2025 and September 30, 2024, respectively, restricted cash and cash equivalents of $79.0 million and $227.2 million as of June 30, 2025 and September 30, 2024, respectively. We had no restricted foreign currencies as of June 30, 2025. As of September 30, 2024 we had restricted foreign currencies of $1.2 million. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of June 30, 2025 and September 30, 2024, $4.0 million and $136.3 million, respectively, of restricted cash was retained for partial repayments on the notes of certain of our debt securitizations that are past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2025, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025 and September 30, 2024, we had outstanding debt under the JPM Credit Facility of $1,450.2 million and $956.6 million, respectively. As of June 30, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $547.3 million and $865.9 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $300.0 million at any one time outstanding as of June 30, 2025. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of both June 30, 2025 and September 30, 2024, we had no amounts outstanding on the Adviser Revolver.
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
Debt Securitizations
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization. The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in Note 7 to our consolidated financial statements) are included in the June 30, 2025 Consolidated Statements of Financial Condition as our debt, and the Class B-R, Class

C-R and Subordinated Notes were eliminated in consolidation. As of June 30, 2025, we had no amounts outstanding under the 2024 Debt Securitization.
GBDC 3 2022 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022 Debt Securitization. The Class A Senior Secured Floating Rate GBDC 3 Notes are included in the June 30, 2025 and September 30, 2024 Consolidated Statements of Financial Condition as our debt and the GBDC 3 Subordinated Notes were eliminated in consolidation. As of June 30, 2025 and September 30, 2024, we had debt outstanding under the GBDC 3 2022 Debt Securitization of $179.5 million and $236.8 million, respectively.
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
2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both June 30, 2025 and September 30, 2024, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both June 30, 2025 and September 30, 2024.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, all of which remained outstanding as our debt as of both June 30, 2025 and September 30, 2024.
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
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance. As of June 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750.0 million and $600.0 million, respectively.
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
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or, as amended, the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $288.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. As of June 30, 2025, we issued 2.4 million shares of common stock for aggregate proceeds totaling $38.0 million under the 2023 Equity Distribution Agreement. As of September 30, 2024, there were no common stock issuances under the 2023 Equity Distribution Agreement. As of June 30, 2025, following an amendment to the 2023 Equity Distribution Agreement in May 2025 to increase the aggregate offering amount by $38.0 million, common stock with an aggregate offering amount of $250.0 million remained available for issuance under the 2023 Distribution Agreement.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of June 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 176.8% and 1.30x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.26x as of June 30, 2025.
On August 1, 2025, our board of directors reapproved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended June 30, 2025, we repurchased 2.5 million shares of our common stock for an aggregate repurchase price of approximately $35.5 million. During the nine months ended June 30, 2024, we did not make any repurchases of our common stock.
As of June 30, 2025 and September 30, 2024, we had outstanding commitments to fund investments totaling $996.1 million and $717.9 million, respectively. As of June 30, 2025, total commitments of $996.1 million included $251.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2025. As of June 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of June 30, 2025 and September 30, 2024, we had investments in 401 and 381 portfolio companies, respectively, with a total fair value of $9.0 billion and $8.2 billion, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended				Nine months ended
	June 30, 2025		March 31, 2025		June 30, 2025		June 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$54,841	9.9%	$22,058	7.4%	$104,665	5.0%	$44,494	8.6%
One stop	486,902	87.4	272,985	91.3	1,931,157	93.1	458,560	88.9
Second lien	3,749	0.7	—	—	14,027	0.7	8,141	1.6
Subordinated debt	—	—	—	—	—	—	100	0.0 *
Equity	11,320	2.0	3,907	1.3	25,767	1.2	4,433	0.9
Total new investment commitments	$556,812	100.0%	$298,950	100.0%	$2,075,616	100.0%	$515,728	100.0%

* Represents an amount less than 0.1%

For the nine months ended June 30, 2025, we had approximately $1,146.0 million in proceeds from principal payments and sales of portfolio investments.
For the nine months ended June 30, 2024, we had approximately $867.2 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$483,155	$477,684	$477,611	$506,457	$502,318	$499,579
Non-accrual(3)	4,233	3,704	2,981	4,046	3,860	2,807
One stop:
Performing	7,809,044	7,719,094	7,732,212	7,120,505	7,081,793	7,020,296
Non-accrual(3)	113,173	99,519	52,854	151,038	134,575	89,962
Second lien:
Performing	28,168	27,916	28,265	13,596	13,400	13,619
Non-accrual(3)	5,154	3,724	360	4,834	3,725	435
Subordinated debt:
Performing	37,477	36,988	37,419	30,410	29,943	30,175
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	598,230	629,747	N/A	533,299	578,538
Non-accrual(3)	N/A	659	100	N/A	—	—
Total	$8,480,404	$8,967,518	$8,961,549	$7,830,886	$8,302,913	$8,235,411

(1)As of June 30, 2025, $1,446.6 million and $1,385.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of June 30, 2025, $107.0 million and $56.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2024, $1,395.5 million and $1,328.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2024, $98.6 million and $61.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal, interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”
As of June 30, 2025, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.2% and 0.6%, respectively. As of September 30, 2024, we had loans in eleven portfolio companies on non-accrual status, and non-accrual loans as a percentage of total investments at cost and fair value were 1.7% and 1.1%, respectively, and as a percentage of total debt investments at cost and fair value were 1.8% and 1.2%, respectively. As of September 30, 2024, we did not have any preferred equity securities on non-accrual status.
As of June 30, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2% and 97.8%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average rate of new investment fundings	9.2%	9.7%	9.3%	10.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.4%	5.1%	5.4%
Weighted average fees of new investment fundings	0.8%	0.8%	0.8%	0.8%
Weighted average rate of sales and payoffs of portfolio investments	9.8%	10.4%	10.6%	11.3%
As of June 30, 2025, 97.8% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.0% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $68.1 million and $63.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$263,250	2.9%	$158,656	1.9%
4	7,774,149	86.8	7,013,631	85.2
3	810,015	9.0	955,079	11.6
2	114,135	1.3	108,045	1.3
1	—	—	—	—
Total	$8,961,549	100.0%	$8,235,411	100.0%
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2025 and September 30, 2024.

	Average Price[1]
Category	June 30, 2025	September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.0%	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.9%	58.2
Total	98.2%	97.8%

(1)Includes only debt investments held as of June 30, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•During the second calendar quarter of 2025, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $12.4 million, or 858,467 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first two calendar quarters of 2025, the Trust purchased approximately $25.4 million, or 1,691,288 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During the calendar year 2024, the Trust purchased approximately $10.1 million, or 670,760 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2025 were valued using Level 3 inputs. All investments as of September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $56.2 million and $93.2 million as of June 30, 2025 and September 30, 2024, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. The total fair value of our non-accrual preferred equity securities was $0.1 million as of June 30, 2025. We did not have any preferred equity securities on non-accrual status as of September 30, 2024.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2025, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2025, we recorded a reversal of the accrual for U.S. federal excise tax expense of $0.5 million. For the three and nine months ended June 30, 2024, $0.1 million and $1.1 million, respectively, was recorded for U.S. federal excise tax.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended June 30, 2025, we did not record any U.S. income taxes and we recorded a net tax benefit of $0.2 million and $0.4 million, respectively, for taxable subsidiaries. For the three months ended June 30, 2024, we did not record any U.S. income taxes and we recorded a net tax benefit of $0.2 million. For the nine months ended June 30, 2024, $0.1 million was recorded for U.S. income taxes and we recorded a net tax benefit of $0.5 million. As of June 30, 2025 and September 30, 2024, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.4 million and $0.8 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.78% and 0.81%, respectively. The Class A Senior Secured GBDC 3 Notes issued in connection with the GBDC 3 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of June 30, 2025, is primarily based on an applicable base rate (as defined in Note 7 to our consolidated financial statements) plus a spread that ranges from 1.525% to 1.775% plus a spread adjustment of 0.10% on SOFR borrowings. We have entered into two interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(165,497)	$(83,874)	$(81,623)
Down 150 basis points	(124,936)	(62,906)	(62,030)
Down 100 basis points	(83,721)	(41,937)	(41,784)
Down 50 basis points	(41,878)	(20,969)	(20,909)
Up 50 basis points	41,878	20,969	20,909
Up 100 basis points	83,757	41,937	41,820
Up 150 basis points	125,635	62,906	62,729
Up 200 basis points	167,514	83,874	83,640
(1) Assumes applicable three-month base rate as of June 30, 2025, with the exception of SONIA and Prime that utilize the June 30, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.
As of June 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the nine months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures
None.
Item 5: Other Information.
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description

3.1	Second Amended and Restated Bylaws of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on May 5, 2025).
10.1	Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 4, 2025, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on April 10, 2025).
10.2	Second Amendment to the Equity Distribution Agreement, dated May 16, 2025, by and among Golub Capital BDC, Inc., GC Advisors LLC, Golub Capital LLC, Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 16, 2025).
10.3	Fourth Amendment to Amended and Restated Revolving Loan Agreement dated as of June 13, 2025, by and between Golub Capital BDC Inc., as the borrower and GC Advisors LLC as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 16, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: August 4, 2025	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)