Form 10-K
period 2025-09-30
GOLUB CAPITAL BDC, Inc.
filed 2025-11-18
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2025 was approximately $3,923 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 263,467,541 shares of the registrant’s common stock outstanding as of November 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2025.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:
•“we,” “us,” “our”, “Company” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries;
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
•“2018 Issuer” refers to Golub Capital BDC CLO III LLC, a Delaware LLC, our indirect subsidiary;
•“GCIC 2018 Issuer" refers to GCIC CLO II LLC, a Delaware LLC, our indirect subsidiary;
•“2018 CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GCIC 2018 CLO Depositor” refers to GCIC CLO II Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GBDC CLO 8 Depositor” refers to Golub Capital BDC CLO 8 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2024 Issuer” refers to Golub Capital BDC CLO 8 LLC, a Delaware LLC, our indirect subsidiary;
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
•“GBDC 3 2022 Issuer” refers to Golub Capital BDC 3 ABS 2022-1 LLC, a Delaware LLC, our indirect subsidiary;
•“GBDC 3 2022 CLO 2 Depositor” refers to Golub Capital BDC 3 CLO 2 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 2022-2 Issuer” refers to Golub Capital BDC 3 CLO 2 LLC, a Delaware LLC, our indirect subsidiary;
•“Funding II” refers to Golub Capital BDC Funding II LLC, a Delaware LLC, our direct subsidiary;
•“Funding Subsidiaries” refers, collectively, to Funding II, prior to its termination on September 16, 2022; GCIC Funding, prior to its termination on April 30, 2025; GBDC 3 Funding LLC, or GBDC 3 Funding, a Delaware LLC and our direct subsidiary, and each, a “Funding Subsidiary”;
•“2024 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on October 2, 2020. The 2024 Notes bore interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year. The 2024 Notes matured on April 15, 2024. On October 15, 2021, Golub Capital BDC issued an additional $100.0 million in aggregate principal amount of 2024 Notes, which have the same terms as the original issuance of 2024 Notes, other than the issue date and the issue price. On April 8, 2024, the Company redeemed $500.0 million in aggregate principal amount of 2024 Notes under the same terms of the original issuance;
•“2026 Notes” refers to the $400.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on February 24, 2021. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year. The 2026 Notes mature on August 24, 2026. On October 13, 2021, Golub Capital BDC issued an additional $200.0 million in aggregate principal amount of 2026 Notes, which have the same terms as the original issuance of 2026 Notes other than the issue date and the issue price;
•“2027 Notes” refers to the $350.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on August 3, 2021. The 2027 Notes bear interest at a rate of 2.050% per year payable semiannually in arrears on February 15 and August 15 of each year. The 2027 Notes mature on February 15, 2027;
•“2028 Notes” refers to the $450.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on December 5, 2023. The 2028 Notes bear interest at a rate of 7.050% per year payable semiannually in arrears on June 5 and December 5 of each year. The 2028 Notes mature on December 5, 2028. On September 19, 2025, Golub Capital BDC issued an additional $250.0 million in aggregate principal amount of 2028 Notes, which have the same terms as the original issuance of 2028 Notes, other than the issue date and the issue price;
•“2029 Notes” refers to the $600.0 million in aggregate principal amount of unsecured notes issued by Golub Capital BDC on February 1, 2024. The 2029 Notes bear interest at a rate of 6.000% per year payable semiannually in arrears on January 15 and July 15 of each year. The 2029 Notes mature on July 15, 2029. On December 3, 2024, Golub Capital BDC issued an additional $150.0 million in aggregate principal amount of 2029 Notes, which have the same terms as the original issuance of 2029 Notes, other than the issue date and the issue price;
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
•“2024 Debt Securitization” refers to the $2,200.5 million term debt securitization that we completed on November 18, 2024, in which the 2024 Issuer issued an aggregate of $2,200.5 million of notes, or the “2024 Notes,” including $1,192.4 million of Class A-1R 2024 Notes, which bear interest at a rate of three-month Term SOFR, plus 1.56%, $171.6 million of Class A-2RR 2024 Notes, which bear interest at a rate of three-month Term SOFR, plus 1.75%, $165.0 million of Class B-R 2024 Notes, which bear interest at a rate of three-month Term SOFR, plus 1.70%, $154.0 million of Class C-R, which bear interest at a rate of three-month Term SOFR, plus 2.10%, and $517.5 million of Subordinated Notes that do not bear interest;
•“2018 Debt Securitization” refers to the $602.4 million term debt securitization that we completed on November 16, 2018, and redeemed on November 18, 2024, in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the “2018 Notes,” including $327.0 million of Class A 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.48%, $61.2 million of Class B 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.10%, $20.0 million of Class C-1 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.80%, $38.8 million of Class C-2 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.65%, $42.0 million of Class D 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.95%, and $113.4 million of Subordinated 2018 Notes that did not bear interest;
•“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization initially completed on December 13, 2018 and that we acquired as part of the GCIC Merger, and redeemed on November 18, 2024, in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the “GCIC 2018 Notes”, including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bore interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.30%, $60.0 million of Class D GCIC 2018 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that did not bear interest;
•“GBDC 3 2021 Debt Securitization” refers to the $398.9 million term debt securitization initially completed on March 11, 2021 and that we acquired as part of the GBDC 3 Merger, and redeemed on November 18, 2024, in which the GBDC 3 2021 Issuer issued an aggregate of $398.9 million of notes, or the “GBDC 3 2021 Notes”, including $224.0 million of AAA Class A GBDC 3 2021 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.60%, $28.0 million of AA Class B GBDC 3 2021 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 1.85%, $36.0 million of A Class C-1 GBDC 3 2021 Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.80%, $10.0 million of the A Class C-2 GBDC 3 2021 Notes, which bore interest at a fixed rate of 3.91% and $100.9 million of Subordinated GBDC 3 2021 Notes that did not bear interest;
•“GBDC 3 2022 Debt Securitization” refers to the $401.8 million term debt securitization initially completed on January 25, 2022 and that we acquired as part of the GBDC 3 Merger, and redeemed on August 1, 2025, in which the GBDC 3 2022 Issuer issued an aggregate of $401.8 million of notes, or the “GBDC 3 2022 Notes”, including $252.0 million of Class A Senior Secured Floating Rate Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.00% and $149.8 million of Subordinated Notes that did not bear interest;
•“GBDC 3 2022-2 Debt Securitization” refers to the $386.6 million term debt securitization initially completed on December 14, 2022 and that we acquired as part of the GBDC 3 Merger, and redeemed on December 16, 2024, in which the GBDC 3 2022-2 Issuer issued an aggregate of $386.6 million of notes, or the “GBDC 3 2022-2 Notes”, including $140.0 million of AAA Class A GBDC 3 Senior Secured Floating Rates Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.60%, $38.8 million of AA Class B GBDC 3 Senior Secured Floating Rates Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 3.09%, $85.0 million of AAA Class A GBDC 3 Senior Secured Floating Rates Notes, which bore interest at a rate of three-month Term SOFR, plus 0.26161%, plus 2.60% and $122.8 million of Subordinated Notes that did not bear interest;
•“Debt Securitizations” refers collectively to the 2024 Debt Securitization, and prior to its termination on August 1, 2025, the GBDC 3 2022 Debt Securitization, and prior to its termination on December 16, 2024, GBDC 3 2022-2 Debt Securitization, and prior to their respective terminations on November 18, 2024, the 2018 Debt Securitization, GCIC 2018 Debt Securitization, and the GBDC 3 2021 Debt Securitization, and each, a “Debt Securitization;”
•“GBDC 3 DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019 and terminated on November 19, 2024, with GBDC 3, as equity holder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that, as of the date of termination, allowed for borrowing up to $625.0 million in U.S. dollars and bore interest at a rate of the applicable base rate plus 2.30% per annum;
•“JPM Credit Facility” refers to the senior secured revolving credit facility that we initially entered into on February 11, 2021 with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the bank participants acting as lenders, as amended, that, as of September 30, 2025, permits borrowings of up to $1,998 million in U.S. dollars and certain agreed upon foreign currencies. As of September 30, 2025, the interest rate on the borrowings under the facility ranged from the applicable benchmark plus 1.525% to 1.775%, depending on the gross borrowing base, through the maturity date of April 4, 2030. The applicable benchmark rate as of September 30, 2025 for loans denominated in U.S. dollars is one-month SOFR plus an adjustment of 0.10% and certain other benchmark rates for loans denominated in other foreign currencies;
•“Revolving Credit Facilities” refers collectively to, prior to its termination on November 19, 2024, the GBDC 3 DB Credit Facility and the JPM Credit Facility, each a “Revolving Credit Facility”;
•“Adviser Revolver” refers to the line of credit with GC Advisors, which allowed for borrowing up to $300.0 million and bears interest at the mid-term applicable federal rate, as of September 30, 2025 ;
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
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $85.0 billion of capital under management as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2025, Golub Capital had over $85.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors.
Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2025, Golub Capital had more than 230 investment professionals supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends
We have identified the following trends that could affect our business:
Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions.

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

(1) PitchBook LCD, “High-End Middle Market Lending Review Q4 2024” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by Lawrence E. Golub, chief executive officer of GC Advisors and an interested director of Golub Capital BDC, and David B. Golub, our chairman, president and chief executive officer. As of September 30, 2025, Golub Capital’s more than 230 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (ii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC4; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2025 for senior secured loans of up to $500.0 million for leveraged buyouts ranked by number of deals completed, based on London Stock Exchange Group (“LSEG”) Data & Analytics and Golub Capital internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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
•insulation from the effects of economic disruptions;
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
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 36,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,700 loans/transactions at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe, Asia and the Middle East. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$157,871	1.8	$158,656	1.9
4	7,683,585	87.6	7,013,631	85.2
3	843,352	9.6	955,079	11.6
2	84,581	1.0	108,045	1.3
1	—	—	—	—
Total	$8,769,389	100.0	$8,235,411	100.0
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

Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $85.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $85.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2025, as well as the top ten industries in which we were invested as of September 30, 2025, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$181,091	2.1%
Bayshore Intermediate #2, L.P.	131,762	1.5
TWAS Holdings, LLC	111,851	1.3
Chestnut Optical Midco, Inc.	101,952	1.2
Liminex, Inc.	95,134	1.1
PHM NL SP Bidco B.V.	89,261	1.0
Blue River Pet Care, LLC	89,154	1.0
Riskonnect Parent, LLC	87,434	1.0
Revalize, Inc.	87,060	1.0
Amalthea Parent, Inc.	85,133	1.0
	$1,059,832	12.2%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$2,387,723	27.2%
Healthcare Providers & Services	645,551	7.4
Diversified Consumer Services	462,485	5.3
Specialty Retail	436,744	5.0
Insurance	426,028	4.9
Automobiles	417,389	4.8
Healthcare Technology	406,376	4.6
Healthcare Equipment & Supplies	332,338	3.8
Pharmaceuticals	322,002	3.7
IT Services	292,679	3.3
	$6,129,315	70.0%
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
•Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
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
•The majority of our portfolio investments are valued using the investment’s fair value, as determined in good faith by our Valuation Designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
•The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
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
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the applicable incentive fees). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero-coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees. The Investment Advisory Agreement excludes the impact of asset acquisition resulting from a merger, including the GBDC 3 Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the asset acquisition for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GBDC 3 common stock and GCIC common stock in the GBDC 3 Merger and the GCIC Merger, respectively.
Each of the Investment Advisory Agreement and Prior Investment Advisory Agreement converts the cumulative incentive fee cap from an aggregate basis calculation to a per share calculation. If, for any relevant period, the New Incentive Fee Cap calculation results in us paying less than the amount of the Incentive Fee calculated as described below, then the difference between (a) the Incentive Fees accrued and/or payable by us for such relevant period and

(b) the Incentive Fee Cap multiplied by the weighted average number of shares of our common stock outstanding during such relevant period will not be paid by us, and will not be received by GC Advisors, as an incentive fee, either at the end of such relevant period or at the end of any future relevant period.
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
Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. There was no Capital Gain Incentive Fee payable as calculated under both the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2025, 2024 and 2023. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual under GAAP, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Investment Advisory Agreement or Prior Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. For the years ended September 30, 2025, 2024 and 2023, we did not accrue a Capital Gain Incentive Fee under GAAP.
The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee”.
Examples of Quarterly Incentive Fee Calculation
Example 1 — Income Related Portion of Incentive Fee(1):
Assumptions
Hurdle rate(2) = 2.00%
Management fee(3) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.35%

(1)The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarters ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 8.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
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
The Board most recently re-approved the Investment Advisory Agreement in May 2025.
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
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2025, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.
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

Entity Name	Abbreviation
Golub Capital BDC CLO III Depositor LLC[1]	(“2018 CLO Depositor”)[1]
Golub Capital BDC CLO III LLC[2]	(“2018 Issuer”)[2]
Golub Capital BDC Holdings, LLC	(“BDC Holdings”)
GCIC Holdings LLC	(“GCIC Holdings”)
GCIC CLO II Depositor LLC[3]	(“GCIC 2018 CLO Depositor”)[3]
GCIC CLO II LLC[4]	(“GCIC 2018 Issuer”)[4]
Golub Capital BDC CLO 8 Depositor LLC[3]	(“BDC CLO 8 Depositor”)[3]
Golub Capital BDC CLO 8 LLC[4]	(“2024 Issuer”)[4]
GCIC Funding LLC[5]	(“GCIC Funding”)[5]
GBDC Holdings Coinvest, Inc.⁶
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.
GCIC Quick Quack Coinvest LLC[5]
GBDC Quick Quack Coinvest LLC[5]
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC 7 8	(“GBDC 3 Funding”)7 8
Golub Capital BDC 3 CLO 1 Depositor LLC[1]	(“GBDC 3 2021 CLO Depositor”)[1]
Golub Capital BDC 3 CLO 1 LLC[2]	(“GBDC 3 2021 Issuer”)[2]
Golub Capital BDC 3 ABS 2022-1 Depositor LLC	(“GBDC 3 2022 ABS 2022-1 Depositor”)
Golub Capital BDC 3 ABS 2022-1 LLC[8]	(“GBDC 3 2022 Issuer”)[8]
Golub Capital BDC 3 CLO 2 Depositor LLC	(“GBDC 3 2022 CLO 2 Depositor”)
Golub Capital BDC 3 CLO 2 LLC[7]	(“GBDC 3 2022-2 Issuer”)[7]
GBDC 3 Holdings Coinvest, Inc.⁶
GBDC 3 Quick Quack Coinvest LLC⁵

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
6.GBDC 3 Holdings Coinvest, Inc. merged into GBDC Holdings Coinvest, Inc. effective September 1, 2025.
7.Golub Capital BDC 3 CLO 2 LLC (“GBDC 3 2022-2 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective May 19, 2025.
8.Golub Capital BDC 3 ABS 2022-1 LLC (“GBDC 3 2022 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective August 21, 2025.

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
Proxy Voting Records
You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2025 by making a written request for proxy voting information to: Golub Capital BDC,

Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC, Inc. to collect at (212) 750-6060.
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
GC Advisors and its affiliates, as well as certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest alongside these other funds and accounts, in certain privately placed investments that involve the negotiation of certain terms of the investments to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and other funds and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.
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
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares of common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts and persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
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

Election to Be Taxed as a RIC
As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.
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

We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.
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

Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to inadvertent failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
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
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we could, under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us and received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.
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
In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares of common stock. Such rate is generally lower than the maximum U.S. federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally can deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally could be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally cannot deduct any net capital losses for a tax year, but can carry back such losses for three tax years or carry forward such losses for five tax years.
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
Backup withholding, currently at a rate of 24%, could be applicable to all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is the taxpayer’s social security number. Any amount withheld under backup withholding is not an additional tax and is generally allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and could entitle such stockholder to a refund, provided that proper information is timely provided to the IRS.
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
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.
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
Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale or other disposition of our common stock, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or, in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale, other disposition or capital gain dividend and if certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions (which we could do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of any U.S. federal income tax we incur on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).
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

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are known material risks but not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Business and Structure
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
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
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase in the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

Conversely, in a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the investments that were prepaid.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States.
We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our treatment as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure new debt securitizations, credit facilities or other forms of leverage.
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions could also result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our security holders. Moreover, the performance of investments will not be known at the time of allocation.
Changing interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable-rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain repayment or prepayment schedules. Further, rising interest rates, which have been experienced in the United States and many other countries around the world in recent years, make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods of falling interest rates, the probability that loans will be pre-paid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for us for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If these sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, sponsors likely would be unable to provide the same level of managerial, operating or financial support to these portfolio companies, resulting in an increased risk of default by such portfolio companies. Additionally, increased or changed regulations to which private equity sponsors are subject could impact how they do business. We could have exposure to private equity sponsor controlled companies that have completed one or more dividend recapitalizations, thereby allowing such sponsors to substantially reduce or eliminate their net investments in underlying portfolio companies. These investments generally present different investment characteristics than investments where private equity sponsors retain significant net contributed capital positions in the underlying portfolio companies. These investments could experience a higher rate of default. Even when a default does not occur, a private equity sponsor could be less willing to provide ongoing financial support to a portfolio company after it has received one or more capital distributions on its investment.

We believe that purchase price multiples of companies (as measured, in general terms, by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are very high by historical standards. When determining the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a borrower to which we are directly or indirectly exposed experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us.

We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and, in some instances, approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. Furthermore, there is an incentive for GC Advisors’ personnel to devote resources, time and attention to investments or business lines based on the possibility of earning fees or other benefits associated with such investments or business lines, even though such investments or business lines might be of little or no benefit to any particular clients of GC Advisors, including GBDC. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GDLC, GBDC 4, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, we may receive smaller allocations relative to larger accounts, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.

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
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. The Board is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
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
The majority of our portfolio investments are in the form of securities that are not publicly-traded. The fair value of such instruments could be difficult to determine. As a result, the Valuation Designee, subject to oversight by the Board, determines the fair value of these securities in good faith.
Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates and not readily observable values. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
In connection with that determination, the Valuation Designee will provide the Board with quarterly, annual and additional reporting, as needed, in accordance with valuation policies and procedures approved by the Board. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.

Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that the Board must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, interpretations of the staff of the SEC (the “Staff”), and/or any co-investment exemptive relief order from the SEC, as applicable. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata in proportion to the level of investment that we and any other eligible accounts initially sought, subject to compliance with the terms of any applicable co-investment exemptive relief from the SEC. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
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
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
We expect to co-invest on a concurrent basis with other affiliates of funds and accounts advised by GC Advisors or its affiliates, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest with other funds and accounts managed by GC Advisors or its affiliates in certain privately-placed investments that involve the negotiation of certain terms of the securities to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.
GC Advisors could determine that we should not participate in certain transactions and for certain other transactions. GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver, resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
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
GC Advisors will generally not make any investment on behalf of us that it does not believe to be in our best interest viewed on an overall basis. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes could increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and jurisdictions and could pursue additional business lines or operations in additional jurisdictions, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains several major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
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
GC Advisors is expanding its global footprint and opening offices in several new jurisdictions to improve outreach to prospective investors in such jurisdictions. Such expansion subjects its operations to the legal and regulatory regimes of these jurisdictions and could adversely affect us. These risks include, but are not limited to, increased compliance costs, loss of management attention and time, and increased competition for capital allocations.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, which could be material and which could include, for example, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures, or a fund that pursues a strategy that is different than what Golub Capital has historically focused on. Golub Capital has also previously sold passive, non-voting minority stakes in its management companies and could sell further stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in Golub Capital BDC.
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
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to formal and informal inquiries, audits and reviews and could be subject to regulatory investigations and enforcement actions, in each case, from numerous regulatory authorities. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act, the rules adopted thereunder and SEC or Staff interpretations thereof, all of which are subject to change. Unpublished or changing Staff interpretations could contradict the advice of our outside counsel, which could expose us and GC Advisors to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. Changes in regulation or regulatory interpretations could increase the costs and risks to which we and our clients are subject.
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
We will be subject to corporate-level income tax if we are unable to qualify for taxation as a RIC.
In order to qualify for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for taxation as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify for taxation as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify for taxation as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We could need additional capital to fund new investments and grow our portfolio of investments. We could access the capital markets to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify for taxation as a RIC, we are required to distribute to our stockholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify for taxation as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a debt-to-equity ratio of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to us as a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2025, we had $4.9 billion of outstanding borrowings, including $1.4 billion outstanding under our Debt Securitizations.

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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.

We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and the Board’s assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
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
We could issue senior debt securities to banks, insurance companies and other lenders and/or enter into reverse repurchase agreements or similar transactions. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
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
As a business development company, we generally are required to meet the asset coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we could issue in the future, that is applicable to us under the 1940 Act.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	-29.78%	-18.51%	-7.23%	4.04%	15.31%

(1)Assumes $9.0 billion in total assets, $4.9 billion in debt and $4.0 billion in net assets as of September 30, 2025 and an effective annual interest rate of 5.8% as of September 30, 2025.
Based on our outstanding indebtedness of $4.9 billion as of September 30, 2025 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes, but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, of 5.8% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.21% to cover annual interest payments on the outstanding debt.
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
As a result of the 2024 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entity that issued the notes in the 2024 Debt Securitization was the 2024 Issuer. The 2024 Issuer is a wholly-owned subsidiary of the BDC CLO 8 Depositor (formerly GCIC 2018 CLO Depositor), a wholly-owned subsidiary of Golub Capital BDC, Inc. In Debt Securitizations, institutional investors purchase certain notes issued by the applicable Securitization Issuer in private placements.
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
Under the terms of the loan sale agreement entered into upon closing of the 2024 Debt Securitization (the “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing the Debt Securitization for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the Securitization Issuer all of its ownership interest in the portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing the Debt Securitization (the “Depositor Loan Sale Agreement”), which provides for the sale of assets on the closing date as well as future sales from us to the Securitization Issuer through the CLO Depositor, (1) we sold and/or contributed to the CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the Debt Securitization and participations for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) the CLO Depositor, in turn, sold to the Securitization Issuer all of its ownership interest in the portfolio loans and participations for the purchase price and other consideration set forth in the loan sale agreement. Following these transfers, the Securitization Issuer, and not GC Advisors, the CLO Depositor or us, held all of the ownership interest in the portfolio company investments and participations.
As of September 30, 2025, we held indirectly through the BDC CLO 8 Depositor, the Class B-R 2024 Notes, the Class C-R 2024 Notes, the Subordinated 2024 Notes and 100% of the membership interests in the 2024 Issuer. As a result, we consolidate the financial statements of the 2024 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

Because the Securitization Issuer and CLO Depositor is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or the CLO Depositor to a Securitization Issuer or by us to a CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
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
The notes issued by each Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the respective Securitization Issuer in the applicable Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer. For example, under the terms of the Class A-1R 2024 Notes, holders of the Class A-1R 2024 Notes have the right to receive payments of principal and interest prior to holders of the Class A-2RR 2024 Notes, the Class B-R 2024 Notes, the Class C-R 2024 Notes and the 2024 Issuer.
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
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class B-R 2024 Notes, Class C-R 2024 Notes and Subordinated 2024 Notes to the extent the Class A-1R 2024 Notes or Class A-2RR 2024 Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each of the Debt Securitizations, there are two asset coverage tests applicable to the Class A-1R 2024 Notes, the Class A-2RR 2024 Notes, the Class B-R 2024 Notes and the Class C-R 2024 Notes, with respect to the 2024 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the applicable Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2024 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-1R 2024 Notes, Class A-2RR 2024 Notes and Class B-R 2024 Notes, taken together, and at least 110% of the interest payable in respect of the Class C-R 2024 Notes.
The second such test compares the principal amount of the portfolio loans of the applicable Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the GBDC 4 2024 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 133.9% of the Class A-1R, Class A-2RR Notes and Class B-R Notes taken together, and at least 122.7% of the Class C-R Notes.
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
The value of the Class B-R GBDC 4 2024 Notes and Class C-R GBDC 4 2024 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions.
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
Certain Securitization Issuers could issue additional Notes.
Under the terms of the documents governing the Debt Securitizations, the applicable Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2024 Debt Securitization, the BDC CLO 8 Depositor and a supermajority of the Subordinated 2024 Notes, as applicable.
Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the applicable Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over the applicable base rate and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2024 Issuer to issue any additional notes at this time. We could amend the documents governing the Debt Securitization from time to time, and without amendment, the 2024 Debt Securitization documents do not provide for additional issuances of Class A 2024 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
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

The majority of our portfolio investments are valued using the investment’s fair value, as determined in good faith by the Valuation Designee, subject to oversight by the Board and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board. The majority of our portfolio investments take the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded is often not readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” a substantial portion of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that most of our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our Valuation Designee has retained the services of several independent service providers to review the valuation of these securities. At least every other quarter the valuation for each non-de minimis portfolio investment in accordance with our valuation policies, including for those that do not have a readily available market quotation or are not valued via a third-party pricing service or other quote. The types of factors that our Valuation Designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality, covenants, call protection rights, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our Valuation Designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our Valuation Designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our Valuation Designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
Central banks and, in particular, the U.S. Federal Reserve, took unprecedented steps during the financial crises of 2008-2009 and the beginning of the COVID-19 global pandemic to influence credit markets. It is impossible to predict if, how, and to what extent the United States and other governments would intervene in the credit markets during any future event. Such intervention is often prompted by politically sensitive issues involving, for example, family homes, student loans, real estate speculation, credit card receivables, and pandemics, and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness or ability of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
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
We have also adopted measures that could make it difficult for a third-party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, in certain instances. These provisions, as well as other provisions of our certificate of incorporation and bylaws, could delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our securityholders.
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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources and ability to meet their debt obligations, newer technologies and/or products, smaller market shares, less experienced management teams, less predictable operating results and increased exposure to litigation in the ordinary course of business and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, tariffs or other legal and regulatory changes, or force majeure events. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.
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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by economic and political instability and high rates of inflation. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time, could distract senior personnel of GC Advisors and its affiliates from their normal business activities. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, pension plan underfunding and environmental liabilities
The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition. When this occurs, the persons having such control could have, and act in accordance with, interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•available current market data, including relevant and applicable market trading and transaction comparables;
•applicable market yields and multiples;
•security covenants;
•call protection provisions;
•information rights;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•comparisons of financial ratios of peer companies that are public;
•comparable merger and acquisition transactions; and
•the principal market and enterprise values.
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
Efforts by the U.S. Federal Reserve to lower inflation by raising its interest rates could end in the coming year, leading to lower interest rates in the credit markets. Lower interest rates will increase prepayment risk for our clients’ investments in assets with higher interest rates.
We are subject to risks to the extent we invest in covenant-lite loans.
We invest in loans that are issued pursuant to credit agreements. The variety of terms within credit agreements can create additional risks to the underlying investment and therefore, to our overall performance. For example, loans that are issued pursuant to “covenant-lite” terms do not contain as many terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of such loans could expose us to additional risks, including with respect to liquidity, ability to restructure loans, and credit risks, compared to loans that contain financial maintenance requirements and other covenants. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
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
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. To the extent we are unable to deploy all the net proceeds from the sale of our securities, we could repay outstanding indebtedness or also invest the net proceeds in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
We are a non-diversified investment company within the meaning of the 1940 Act, and we are therefore not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic, changes in tariff policies, or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to be significantly increased by economic and political instability and high rates of inflation and changes in tariff policies. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of investments or other obligations we own could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment, including first loss interests that bear substantial risk. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, including the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
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
Under the Investment Advisory Agreement, and the collateral management agreements for each of our Debt Securitizations, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of the Board in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any liability or loss suffered by such party, including reasonable legal fees and other expenses reasonably incurred, and hold such party harmless for any liability or loss suffered by Golub Capital BDC arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreements, except where such liability or loss was the result of willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
We have and could, in the future, enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.

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
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of these loans, they could be subject to claims of subordination.

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
We have made, and expect to make, regular distributions and from time to time variable special and supplemental distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as the Board could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of offerings of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed.
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
The Unsecured Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have outstanding as of the date of issuance of the Unsecured Notes or that we or our subsidiaries could incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. A substantial portion of our assets are currently pledged as collateral under the Debt Securitizations and Revolving Credit Facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries could assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets could be used to pay other creditors, including the holders of the Unsecured Notes. As of September 30, 2025, we had an aggregate of approximately $2.5 billion of outstanding borrowings under the Debt Securitizations and the Revolving Credit Facilities, all of which are secured and thus effectively senior to the Unsecured Notes.
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

If an active trading market for the Unsecured Notes does not develop, holders could be unable to resell them.
The Unsecured Notes could or could not have an active trading market. We do not intend to apply for listing of any of the Unsecured Notes on any securities exchange or for quotation of any of the Unsecured Notes on any automated dealer quotation system. If no active trading market develops, holders could be unable to resell the Unsecured Notes at their fair market value or at all. If the Unsecured Notes are traded after their initial issuance, they could trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop for any of the Unsecured Notes, that holders will be able to sell the Unsecured Notes at a particular time or that the price received when sold will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Unsecured Notes could be harmed. Accordingly, holders could be required to bear the financial risk of an investment in the Unsecured Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we could be unable to make payments on the Unsecured Notes.
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
Our current indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the Unsecured Notes and our other debt.
The use of debt could have significant consequences on our future operations, including:
•making it more difficult for us to meet our payment and other obligations under the Unsecured Notes and our other outstanding indebtedness;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our financing arrangements, which event of default could result in substantially all of our debt becoming immediately due and payable;

•reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our financing arrangements; and
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Unsecured Notes and our other debt. Our ability to meet our payment and other obligations under our financing arrangements depends on our ability to generate significant cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our financing arrangements or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Unsecured Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we could need to refinance or restructure our debt, including the Unsecured Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we could be unable to meet our payment obligations under the Unsecured Notes and our other debt.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or to any of the Unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of any of the Unsecured Notes to decline significantly.
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
The Unsecured Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We could choose to redeem the Unsecured Notes at times when prevailing interest rates are lower than the interest rate paid on the Unsecured Notes. In this circumstance, holders may be unable to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Unsecured Notes being redeemed.

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
Our common stockholders’ interest in us could be diluted if they do not fully exercise subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then common stockholders will experience an immediate dilution of the aggregate NAV of their shares.
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
In addition, if the subscription price is less than the NAV per share of our common stock, then our common stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in NAV is not predictable because it is not known at this time what the subscription price and NAV per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.
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
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (such as us) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2022 and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2023. The IRS has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
If we issue debt securities that are redeemable at our option, we could choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if our debt securities are subject to mandatory redemption, we could be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, investors in our debt securities may be unable to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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
Our board of directors most recently approved our share repurchase program (the “Program”) in August 2025, under which we can repurchase up to $150 million of our outstanding common stock. Under the Program, purchases can be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below our NAV as reported in our most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.
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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of certain regional bank failures, an inflationary economic environment, and tariffs and global trade negotiations. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, and cyberattacks etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; government quarantine and curfew measures (including restrictions on travel or meetings); less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited activity by, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Any of the foregoing could materially and adversely impact our value and performance of our investments as well as our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subject our investments to heightened risks, including the, risks related to the effect on world leaders and governments of tariffs and global trade negotiations, the wars in Eastern Europe and the Middle East, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic. These heightened risks could include, but are not limited to: greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of widespread war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients. During times of political uncertainty, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty could have substantial, and in some periods extremely high, rates of inflation for many years. Geopolitical events can cause supply chain and raw material shortages. These events can also lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions. Inflation and rapid fluctuations in inflation rates typically have negative effects on countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. The current U.S. administration has also implemented tariffs, including against certain of the nation’s most significant trading partners, which could lead to supply shortages and higher costs, potentially impacting the profitability of borrowers. There can be no assurance that political changes will not cause us to suffer losses. Military actions, such as the recent wars in Eastern Europe and the Middle East, can disrupt the economy and affect our investments and investors. Sanctions could adversely impact certain obligors that have business dealings with a sanctioned country or a country that is otherwise involved in a conflict. Military actions can be unpredictable and cause second order effects that are difficult to predict or ascertain. Military actions can also cause volatility in prices for raw and finished goods, further social unrest, cause changes in consumer demand, and affect other business conditions. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which GC Advisors and its affiliates, as well as Golub Capital BDC and its investments, will operate.
Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on Golub Capital BDC and its investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of its investments. GC Advisors and its affiliates could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
GC Advisors and its affiliates, their respective clients (including us), and the investments such clients hold could be affected by war and other international conflicts.
The ultimate course of such conflicts, and their impact on global economic and commercial activity and conditions, and on the operations, financial condition and performance of Golub Capital BDC or any particular industry, business or investee country, as well as the duration and severity of such effects, is impossible to predict. Such conflicts could have a significant adverse impact and result in significant losses to us. This impact could include reductions in revenue and growth, cyber-attacks, unexpected operational losses and liabilities and reductions in the availability of capital. It could also limit our ability to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) could cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy that we intends to pursue, all of which could adversely affect our ability to fulfill its investment objectives.
The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts in

Eastern Europe and the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not occur or will not worsen if they do. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of our portfolio. We do not know when or how long the securities markets could be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions could have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications. Additionally, should the U.S. economy be adversely impacted by increased volatility in the global financial markets, loan and asset growth and liquidity conditions at U.S. financial institutions could deteriorate.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, to the extent a U.S. presidential administration supported an enhanced regulatory agenda, it could impose greater costs on all sectors and on financial services companies in particular. Any such new or changed laws, regulations, interpretations or directives could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. Furthermore, if regulatory capital requirements from the Dodd-Frank Act, Basel III or other regulatory action are imposed on lenders that provide us with financing, the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or Wall Street Reform and Consumer Protection Act (the “U.S. Risk Retention Rules”), were issued and became effective with respect to CLOs on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or (the “Retention Interest”), in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
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
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.

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

The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Some factors that could create a heightened risk of a cyber incident include, but are not limited to, the use of remote work and/or third-party service providers, including cloud-based service providers. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target Golub Capital or our service providers because Golub Capital or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we could invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.
Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage, and transmission of information, including payment and health information, A disruption or compromise of those systems could have a material adverse effect on the value of these businesses. Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies. We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies or obligors to increase preventative security measures or expand insurance coverage.
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

Businesses, including ours, face public scrutiny related to corporate social responsibility, activities, which could be considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on corporate social responsibility topics, and the results of these assessments are widely publicized.

Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to such activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of corporate social responsibility topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to corporate social responsibility-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose our Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If our Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, state-level, federal and international regulatory initiatives related to corporate responsibility could adversely affect our business. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company for over four years and has worked in the financial services industry for more than nineteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. "The Company’s CCO has been responsible for this oversight function since assuming her role as CCO to the Company and has worked in the financial services industry for more than 15 years, during which time the CCO has gained expertise in assessing and managing risk, including those applicable to the Company. The Advisors’ CIO has been responsible for her function for over five years and has worked in the financial services industry for more than sixteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

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

Period	NAV(1)	Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2025
Fourth quarter	$14.97	$15.48	$13.69	3.4	(8.6)	$0.39
Third quarter	15.00	15.28	13.03	1.9	(13.1)	0.39
Second quarter	15.04	15.96	14.46	6.1	(3.9)	0.39
First quarter3 4	15.13	15.67	14.69	3.6	(2.9)	0.48
Fiscal year ended September 30, 2024
Fourth quarter	$15.19	$16.00	$14.36	5.3	(5.5)	$0.44
Third quarter[5]	15.32	17.58	15.50	14.8	1.2	0.60
Second quarter	15.12	16.63	15.06	10.0	(0.4)	0.46
First quarter	15.03	15.31	14.06	1.9	(6.5)	0.44
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(3)On June 2, 2024, our board of directors declared a special distribution of $0.05 paid on December 13, 2024 to stockholders on record as of November 29, 2024.
(4)On November 14, 2024, our board of directors declared a supplemental distribution of $0.04 paid on December 13, 2024 to stockholders on of record as of November 29, 2024.
(5)On June 2, 2024, our board of directors declared a series of special distributions totaling $0.15 per share, distributed in three consecutive quarterly payments of $0.05 per share per quarter. The first and second special distributions were paid to stockholders on June 27, 2024 and September 13, 2024, respectively. The remaining special distribution was paid on December 13, 2024 to stockholders of record as of November 29, 2024.
The last reported price for our common stock on November 14, 2025 was $13.85 per share. As of November 14, 2025, we had 945 stockholders of record.
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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared and paid during the years ended September 30, 2025 and 2024 on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2025
September 15, 2025	September 29, 2025	$0.39
June 13, 2025	June 27, 2025	0.39
March 3, 2025	March 28, 2025	0.39
December 9, 2024	December 27, 2024	0.39
November 29, 2024	December 13, 2024	0.04
November 29, 2024	December 13, 2024	0.05
Total		$1.65

Fiscal year ended September 30, 2024
August 30, 2024	September 27, 2024	$0.39
August 16, 2024	September 13, 2024	0.05
August 16, 2024	September 13, 2024	0.05
June 13, 2024	June 27, 2024	0.05
May 16, 2024	June 14, 2024	0.06
May 2, 2024	June 21, 2024	0.39
March 1, 2024	March 29, 2024	0.39
February 15, 2024	March 15, 2024	0.07
December 8, 2023	December 29, 2023	0.37
December 1, 2023	December 15, 2023	0.07
Total		$1.89

On November 14, 2025, our board of directors declared a quarterly distribution of $0.39 per share, which is payable on December 30, 2025 to holders of record as of December 12, 2025.

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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
On August 2, 2024, our Board re-approved the Program ( as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange”).

During the year ended September 30, 2024, Wells Fargo Securities, LLC, as broker, repurchased 331,928 shares of our common stock pursuant to the Program for an aggregate purchase price of approximately $4.8 million. As of

September 30, 2024, the repurchased shares have been retired and returned to the status of authorized but unissued shares of our common stock.

For the year ended September 30, 2024, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
August 1 - 31, 2024	322,528	$14.48	$4,672	$145.328
September 1 - 30, 2024	9,400	$14.54	$137	$145,191
Total	331,928	$14.49	$4,809	$145,191*

* The Program was re-approved on August 2, 2024 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.

On August 1, 2025, our Board re-approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the year ended September 30, 2025, Wells Fargo Securities, LLC, as broker, repurchased 2,900,808 shares of our common stock pursuant to the Programs for an aggregate purchase price of approximately $40.6 million. As of September 30, 2025, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.

For the year ended September 30, 2025, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2025	77,777	$14.53	$1,130	$144,062
April 1 - 30, 2025	2,285,299	$13.97	$31,918	$112,144
May 1 - 31, 2025	158,199	$14.27	$2,258	$109,886
June 1 - 30, 2025	11,200	$14.29	$160	$109,726
September 1 - 30, 2025	368,333	$14.02	$5,165	$144,835
Total	2,900,808	$14.01	$40,631	$144,835*

* The Program was re-approved on August 1, 2025 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization..

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2020 to September 30, 2025 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2020, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
September - 20
December - 20
March - 21
June - 21
September - 21
December - 21
March - 22
June - 22
September - 22
December - 22
March - 23
June - 23
September - 23
December - 23
March - 24
June - 24
September - 24
December - 24
March - 25
June - 25
September - 25
Golub Capital BDC, Inc.
S&P 500 Index
NASDAQ Financial 100

Fees and Expenses
The following table is being provided to update, as of September 30, 2025, certain information in our registration statement on Form N-2 (File No. 333-265509). The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. Actual costs and expenses incurred by investors in shares of our common stock could be greater than the percentage estimates in the table below. The following table excludes one-time fees payable to third parties not affiliated with GC Advisors that were incurred in connection with the Debt Securitizations, but includes all of the applicable ongoing fees and expenses of the Debt Securitizations. Whenever reference to fees or expenses paid by “us” or “Golub Capital BDC,” or that “we” will pay fees or expenses, our common stockholders will indirectly bear such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	0%	(1)
Offering expenses (as a percentage of offering price)	0%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	0%

Annual expenses (as a percentage of net assets attributable to common stock):(4)
Management fees	2.19%	(5)
Incentive fees payable under the Investment Advisory Agreement	1.82%	(6)
Interest payments on borrowed funds	7.22%	(7)
Other expenses	0.54%	(8)
Total annual expenses	11.77%	(9)

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
(4)Our total net assets as of September 30, 2025 was $3,983 million. The daily average net assets for the year ended September 30, 2025, employed as the denominator for expense ratio computation was $4,025 million.
(5)Our management fee is calculated at an annual rate equal to 1.0% and is based on the average adjusted gross assets (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) at the end of the two most recently completed calendar quarters and is payable quarterly in arrears. See “Item 1. Business — Management Agreements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”. The management fee referenced in the table above is annualized and based on actual amounts incurred during the year ended September 30, 2025 by GC Advisors in its capacity as investment adviser to us and collateral manager to the 2024 Issuer, the 2018 Issuer, the GCIC 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer and the GBDC 3 2022-2 Issuer, collectively the Securitization Issuers. The adjusted estimate of our annualized base management fees based on actual expenses for the year ended September 30, 2025 assumes average net assets of $4,025 million and average leverage of $4,893 million, which reflects our average net assets and average net leverage as of September 30, 2025.
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
Prior to the redemption of the notes, or 2018 Notes, offered in our $602.4 million term debt securitization initially completed on November 16, 2018, or the 2018 Debt Securitization, and termination of the documents governing the 2018 Debt Securitization on November 18, 2024, GC Advisors served as collateral manager for Golub Capital BDC CLO III LLC, a Delaware limited liability company, or LLC, and, prior to its dissolution, our indirect subsidiary, or the 2018 Issuer, under a collateral management agreement, or the 2018 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term “collection period” referred to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.
Prior to the redemption of the notes, or the GCIC 2018 Notes, offered in the $908.2 million term debt securitization, or the GCIC 2018 Debt Securitization, that we assumed effective September 16, 2019 as a result of our acquisition of Golub Capital Investment Corporation, a Maryland corporation, or the GCIC Merger, and the termination of the documents governing the GCIC 2018 Debt Securitization, GC Advisors served as collateral manager for Golub Capital Investment Corporation CLO II LLC, or the GCIC 2018 Issuer, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally referred to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.
Prior to the redemption of the notes, or the GBDC 3 2021 Notes, offered in the $398.9 million term debt securitization, or the GBDC 3 2021 Debt Securitization, that we assumed effective June 3, 2024 as a result of our acquisition of Golub Capital BDC 3, Inc., a Maryland corporation, or the GBDC 3 Merger, and the termination of the documents governing the GBDC 3 2021 Debt Securitization, GC Advisors served as collateral manager for Golub Capital BDC 3 CLO 1 LLC, or the GBDC 3 2021 Issuer, an LLC and, prior to its dissolution, our indirect, wholly owned, consolidated subsidiary, under a collateral management agreement, or the GBDC 3 2021 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2021 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the GBDC 3 2021 Collateral Management Agreement, the term “collection period” referred to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
Prior to the redemption of the GBDC 3 2022 Notes and the termination of the documents governing the GBDC 3 2022 Debt Securitization, GC Advisors served as collateral manager for the GBDC 3 2022 Issuer, under the 2022 Collateral Management Agreement and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the GBDC 3 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, referred to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
GC Advisors served as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the GBDC 3 2022 Issuer, prior to the redemption of the GBDC 3 2022 Notes, under a collateral management agreement, or the GBDC 3 2022-2 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, referred to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date..
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

For purposes of this table, the SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stock, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. If the base management fee portion of the “Management fees” percentage were calculated instead as a percentage of our total assets, our base management fee portion of the “Management fees” percentage would be approximately 0.98% of total assets.
(6)The incentive fee referenced in the table above is based on actual amounts of the income component of the incentive fee incurred during the year ended September 30, 2025. The incentive fee referenced in the table above is calculated under the Investment Advisory Agreement based on actual amounts of the income component of the incentive fee for GBDC. As of September 30, 2025, no amount was payable for the capital gains component under the Investment Advisory Agreement. We have structured the calculation of the incentive fee to include a fee limitation such that no incentive fee will be paid to GC Advisors for any quarter if, after such payment, the cumulative incentive fees paid to GC Advisors since the effective date of our election to become a business development company would be greater than 15.0% of our cumulative pre-incentive fee net income per share. For a more detailed discussion of the calculation of the incentive fee, see “Item 1. Business - Management Agreement - Income and Capital Gains Incentive Fee Calculation” as well as any amendments reflected in subsequent filings with the SEC.
(7)Interest payments on borrowed funds is based on our cost of funds on our outstanding indebtedness for the year ended September 30, 2025, which consisted of $1,137.6 million of indebtedness outstanding under revolving credit facilities, $1,364.0 million in notes issued through the Debt Securitizations, $600.0 million of 2026 Notes, $350.0 million of 2027 Notes, $700.0 million of 2028 Notes and $750.0 million of 2029 Notes. For the year ended September 30, 2025, the annualized cost of funds for our total debt outstanding, which includes all interest, accretion of discounts, and amortization of debt issuance costs on the Debt Securitizations, was 5.8%. Debt issuance costs represent fees and other direct incremental costs incurred in connection with our Debt Securitizations. These fees include structuring and placement fees paid by the 2018 Issuer to Morgan Stanley & Co. LLC for its services in connection with the structuring of the 2018 Debt Securitization and by the 2024 Issuer to Deutsche Bank Securities Inc. for its services in connection with the structuring of the 2024 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of the GCIC Merger, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. Before we acquired the GBDC 3 2021 Issuer as a part of the GBDC 3 Merger, the GBDC 3 2021 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of each of the GBDC 3 2021 Debt Securitization and the GBDC 3 2022 Debt Securitization. Before we acquired the GBDC 3 2022-2 Issuer as a part of the GBDC 3 Merger, the GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization.
(8)Includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by the Administrator, and any acquired fund fees and expenses that are not required to be disclosed separately. See “Item 1. Management Agreements - Administration Agreements”, as well as any amendments reflected in subsequent filings with the SEC. “Other expenses” also includes the ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of each of the Debt Securitizations. Additionally, “Other expenses” includes the actual amount incurred for U.S. federal excise tax. “Other expenses” are based on actual amounts incurred for the year ended September 30, 2025. The administrative expenses of each of the Securitization Issuers are paid on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the applicable Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum of the adjusted principal balance of the portfolio loans and other assets held by the applicable Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the applicable Securitization Issuer equal to any amounts that exceed the aforementioned administrative expense cap.
(9)All of our expenses, including all expenses of each of the Debt Securitizations, are disclosed in the appropriate line items under “Annual Expenses (as a percentage of net assets attributable to common stock).” “Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been funded with borrowed monies. The reason for presenting expenses as a percentage of net assets attributable to common stockholders is that our common stockholders bear all of our fees and expenses.

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

You would pay the following expenses on a $1,000 investment	1 year	3 years	5 years	10 years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$114	$295	$459	$803
Assuming a 5% annual return (assumes return entirely from realized capital gains and thus subject to the capital gain incentive fee)	$121	$314	$486	$836

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $85.0 billion in capital under management(1) as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under an administrative agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $85.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $85.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.
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
As of September 30, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of September 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$442,477	5.0%	$502,386	6.1%
One stop	7,615,809	86.8	7,110,258	86.3
Second lien	26,409	0.3	14,054	0.2
Subordinated debt	38,412	0.5	30,175	0.4
Equity	646,282	7.4	578,538	7.0
Total	$8,769,389	100.0%	$8,235,411	100.0%
(1) “Capital under management” is a gross measure of invested capital including leverage as of October 1, 2025.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2025 and September 30, 2024, one stop loans included $771.9 million and $1,021.3 million, respectively, of recurring revenue loans at fair value.
As of September 30, 2025 and September 30, 2024, we had debt and equity investments in 417 and 381 portfolio companies, respectively.
The following table shows the weighted average income yield and weighted average investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on (i) our average net asset value, (ii) our average net asset value per share, and (iii) the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average income yield (1)	10.5%	12.3%
Weighted average investment income yield (2)	10.8%	12.6%
Weighted average income yield of total investments (3)	9.9%	11.4%
Weighted average investment income yield of total investments (4)	10.3%	11.8%
Total return based on average net asset value excluding the one-time write-down of the GBDC 3 purchase premium (5)	N/A	10.7%
Total return based on average net asset value (6)	9.4%	9.0%
Total return based on net asset value per share (7)	9.5%	9.0%
Total return based on market value (8)	0.8%	15.8%

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
(5)During the year ended September 30, 2024, we recognized a $51.7 million net change in unrealized depreciation on investments due to the one-time write-down of the purchase premium allocated to former GBDC 3 investments acquired in the GBDC 3 Merger.
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

Prior to the redemption of the GBDC 3 2022 Notes and the termination of the documents governing the GBDC 3 2022 Debt Securitization, GC Advisors served as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the GBDC 3 2022 Issuer, under a collateral management agreement, or the GBDC 3 2022 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GBDC 3 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the GBDC 3 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, referred to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.
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
Collateral management fees are paid directly by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 2 2022-2 Issuer and the 2024 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. These fees include structuring and placement fees paid by the 2018 Issuer to Morgan Stanley & Co. LLC for its services in connection with the structuring of the 2018 Debt Securitization and by the 2024 Issuer to Deutsche Bank Securities Inc. for its services in connection with the structuring of the 2024 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of the GCIC Merger, the GCIC 2018 Issuer paid

Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. Before we acquired the GBDC 3 2021 Issuer as a part of the GBDC 3 Merger, the GBDC 3 2021 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of each of the GBDC 3 2021 Debt Securitization and the GBDC 3 2022 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GBDC 3 2022-2 Issuer as a part of the GBDC 3 Merger, the GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization (as defined in Note 7 of our consolidated financial statements).Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization, the GBDC 3 2022-2 Debt Securitization and the 2024 Debt Securitization and collectively the Debt Securitizations, as applicable.
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

Recent Developments
On November 14, 2025, our Board declared a quarterly distribution of $0.39 per share, which is payable on December 30, 2025 to holders of record as of December 12, 2025.
For the period of October 1, 2025 through November 18, 2025, Wells Fargo Securities, LLC, as broker, has repurchased 2,540,542 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $34.8 million at an average price of $13.69 per share.

Consolidated Results of Operations
The comparison of the fiscal years ended September 30, 2024 and 2023 can be found in our Form 10-K for the fiscal year ended September 30, 2024 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Consolidated operating results for years ended September 30, 2025 and 2024 are as follows:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest income	$771,996	$640,326	$131,670
Payment-in-kind interest income	52,323	49,715	2,608
Loan Origination Fees Discount Amortization	26,329	22,074	4,255
Acquisition purchase premium amortization	(17,423)	(11,671)	(5,752)
Non-cash dividend income	30,707	21,264	9,443
Dividend income	1,940	691	1,249
Fee income	4,905	2,278	2,627
Total investment income	870,777	724,677	146,100
Total net expenses	473,973	341,046	132,927
Net investment income before taxes	396,804	383,631	13,173
Income and excise taxes	(475)	1,195	(1,670)
Net investment income after taxes	397,279	382,436	14,843
Net realized gain (loss) on investment transactions excluding purchase premium	(71,738)	(79,156)	7,418
Net realized gain (loss) on investment transactions due to purchase premium	(642)	(744)	102
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	33,167	9,884	23,283
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	18,065	12,415	5,650
Unrealized (depreciation) from the write-down of the GBDC 3 purchase premium	—	(51,670)	51,670
Net gain (loss) on investment transactions	(21,148)	(109,271)	88,123
Net realized gain (loss) on extinguishment of debt	(48)	—	(48)
(Provision) benefit for taxes on unrealized appreciation on investments	563	620	(57)
Net increase (decrease) in net assets resulting from operations	$376,646	$273,785	$102,861
Average earning debt investments, at fair value	$7,970,630	$5,650,480	$2,320,150
Average earning preferred equity investments, at fair value	$245,752	$166,984	$78,768

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of operating results may not be meaningful.
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

	Year ended
	September 30, 2025	September 30, 2024
	(In thousands)
Net investment income after taxes	$397,279	$382,436
Add: Acquisition purchase premium amortization	17,423	11,671
Adjusted Net Investment Income	$414,702	$394,107

Net gain (loss) on investment transactions	$(21,148)	$(109,271)
Add: Realized loss on investment transactions due to purchase premium	642	744
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(18,065)	(12,415)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	—	51,670
Adjusted Net Realized and Unrealized Gain/(Loss)	$(38,571)	$(69,272)

Net increase (decrease) in net assets resulting from operations	$376,646	$273,785
Add: Acquisition purchase premium amortization	17,423	11,671
Add: Realized loss on investment transactions due to purchase premium	642	744
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(18,065)	(12,415)
Add: Unrealized depreciation from the write-down of the GBDC 3 purchase premium	—	51,670
Adjusted Net Income	$376,646	$325,455
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

Investment Income
Investment income increased from the year ended September 30, 2024 to the year ended September 30, 2025 by $146.1 million, primarily due to (1) an increase in interest income as a result of an increase in the average earning debt investments balance of $2,320.2 million primarily driven by our acquisition of GBDC 3 and (2) an increase in non-cash dividend income driven by an increase in the average earning preferred equity investments balance of $78.8 million primarily driven by our acquisition of GBDC 3.
The income yield by debt security type for years ended September 30, 2025 and 2024 are as follows:

	Year ended
	September 30, 2025	September 30, 2024
Senior secured	10.1%	11.8%
One stop	10.3%	12.0%
Second lien	13.4%	13.8%
Subordinated debt	13.7%	15.0%
Income yields on senior secured and one stop loans decreased for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.78% and 0.81%, respectively.
As of September 30, 2025, we have second lien investments in four portfolio companies and subordinated debt investments in nine portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest and other debt financing expenses	$280,623	$203,159	$77,464
Amortization of debt issuance costs	9,995	9,237	758
Base management fee	87,891	62,514	25,377
Income Incentive fee, net of waiver	73,282	49,839	23,443
Professional fees	8,011	5,496	2,515
Administrative service fee	12,251	9,320	2,931
General and administrative expenses	1,920	1,481	439
Net expenses	$473,973	$341,046	$132,927
Average debt outstanding	$4,892,712	$3,492,575	$1,400,137
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased from the year ended September 30, 2024 to the year ended September 30, 2025 by $78.2 million, primarily due to an increase in interest expense as a result of an increase in the average debt outstanding of $1,400.1 million driven by (1) the assumption of GBDC 3’s debt facilities and (2) the issuance of the additional 2028 and 2029 Notes, that was partially offset by (1) reduced borrowing costs (i) resulting from the debt capital refinancings completed during the fiscal year 2025 first quarter including the 2024 Debt Securitization issuance of $1.3 billion in notes which bear interest at a weighted-average rate of three-month SOFR + 1.58% and (ii) on the JPM Credit Facility as a result of the April 2025 amendment that reduced the applicable margin to a range of 1.525% to 1.775% from a range of 1.75% to 1.875% and (2) decreasing interest base rates on borrowings from our floating rate debt facilities for the year ended September 30, 2025 as compared to the year ended September 30, 2024. For more information about our outstanding borrowings for the years ended September 30, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the year ended September 30, 2025 and September 30, 2024, the effective average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt, on our total debt was 5.8% and 6.2%, respectively. The effective average interest rate decreased for the year ended September 30, 2025 compared to the year ended September 30, 2024 primarily due to (1) reduced borrowing costs resulting from (i) the debt capital refinancing completed during the fiscal year 2025 first quarter and (ii) on the JPM Credit Facility as a result of the April 2025 amendment that reduced the applicable margin and, to a lesser extent, (2) lower interest base rates due to resetting interest rate contracts on borrowings denominated in foreign currencies on our floating rate debt facilities.
Management Fee
The base management fee increased by $25.4 million from the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to an increase in average adjusted gross assets primarily as a result of our acquisition of GBDC 3 in June 2024.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $23.4 million from the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to (1) $14.4 million of Income Incentive Fee unilaterally waived by GC Advisors to waive 100% of the Income Incentive Fees during the three months ended June 30, 2024, (2) $7.8 million of Income Incentive Fee unilaterally waived by GC Advisors during the three months ended September 30, 2024 and (3) an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth. For each of the years ended September 30, 2025 and 2024, we were fully through the Income Incentive Fee “catch-up” provision. The Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income for the year ended September 30, 2025. The Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income, net of the GBDC 3 Merger Waiver, for the nine months ended September 30, 2024, and 20% of Pre-Incentive Fee Net Investment Income for the three months ended December 31, 2023.
As of September 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of September 30, 2025 and September 30, 2024, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee and general and administrative expenses increased by $5.9 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily due to an increase in the administrative service fee and professional fees.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025 and 2024 were $8.3 million and $13.0 million, respectively.
As of September 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $2.5 million and $2.7 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Net realized gain (loss) from investments	$(72,214)	$(81,577)	$9,363
Net realized gain (loss) from foreign currency transactions	(4,334)	(1,969)	(2,365)
Net realized gain (loss) from forward currency contracts	4,168	3,646	522
Net realized gain (loss) on investment transactions	$(72,380)	$(79,900)	$7,520
Unrealized appreciation from investments	$144,022	$78,627	$65,395
Unrealized (depreciation) from investments	(93,433)	(59,005)	(34,428)
Unrealized loss from write-down of the GBDC 3 purchase premium	—	(51,670)	51,670
Unrealized appreciation (depreciation) from forward currency contracts	(8,542)	(19,011)	10,469
Unrealized appreciation (depreciation) on foreign currency translation	9,185	21,688	(12,503)
Net change in unrealized appreciation (depreciation) on investment transactions	$51,232	$(29,371)	$80,603
Net realized gain (loss) on extinguishment of debt	$(48)	$—	$(48)
During the year ended September 30, 2025, we had a net realized loss of $72.4 million, primarily attributable to (1) net realized losses recognized on the restructuring of debt and equity investments of multiple portfolio company investments, (2) the sale of two portfolio company debt investments and, to a lesser extent, (3) $0.2 million of net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars and settlement of forward currency contracts that were partially offset by net realized gains recognized on the sale or disposition of equity investments in multiple portfolio companies throughout the year ended September 30, 2025. During the year ended September 30, 2024, we had a net realized loss of $79.9 million, primarily attributable to realized losses recognized on (i) the restructure of equity and debt investments of multiple portfolio companies during the year ended September 30, 2024 and (ii) the disposition of equity and debt investments of a portfolio company that were partially offset by (i) realized gains recognized on the sale of equity investments in multiple portfolio companies throughout the year ended September 30, 2024 and, to a lesser extent, (ii) net realized gains recognized on the settlement of forward currency contracts and the translation of foreign currency amounts and transactions into U.S. dollars.
For the year ended September 30, 2025, we had $144.0 million in unrealized appreciation on 281 portfolio company investments, which was offset by $93.4 million in unrealized depreciation on 176 portfolio company investments. For the year ended September 30, 2024, we had $78.6 million in unrealized appreciation on 190 portfolio company investments, which was offset by $59.0 million in unrealized depreciation on 230 portfolio company investments.
Unrealized appreciation for the year ended September 30, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par. Unrealized appreciation for the year ended September 30, 2024 primarily resulted from the reversal of unrealized depreciation on the disposition or restructuring of portfolio company investments, improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the 2024 fiscal year.
Unrealized depreciation for the year ended September 30, 2025 primarily resulted from isolated deterioration in credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to or on non-accrual status as well as certain portfolio companies with pre-existing credit challenges.
For the year ended September 30, 2025, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the year ended September 30, 2025, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $245.2 million. During the year, cash used in operating activities was $113.6 million, primarily as a result of purchases and fundings of portfolio investments of $1,952.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $1,516.8 million and net investment income after tax of $397.3 million. Lastly, cash used in financing activities was $131.6 million, primarily driven by borrowings on debt of $4,802.2 million and net proceeds from the issuance of common stock through the ATM Program (as defined in Note 13 of our consolidated financial statements) of $37.4 million, offset by repayments of debt of $4,514.5 million, distributions paid and purchases of common stock under the DRIP totaling $405.4 million and purchases of common stock under the Program of $40.6 million.
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
As of September 30, 2025 and September 30, 2024, we had cash and cash equivalents of $11.9 million and $123.1 million, respectively. In addition, we had foreign currencies of $11.7 million and $8.0 million as of September 30, 2025 and September 30, 2024, respectively, restricted cash and cash equivalents of $88.8 million and $227.2 million as of September 30, 2025 and September 30, 2024, respectively. We had no restricted foreign currencies as of September 30, 2025. As of September 30, 2024 we had restricted foreign currencies of $1.2 million. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of September 30, 2025, we did not have any debt securitizations that were past their reinvestment period term. As of September 30, 2024, $136.3 million of restricted cash was retained for partial repayments on the notes of certain of our debt securitizations that were past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of September 30, 2025, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025 and September 30, 2024, we had outstanding debt under the JPM Credit Facility of $1,098.4 million and $956.6 million, respectively. As of September 30, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had $899.1 million and $865.9 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $300.0 million at any one time outstanding as of September 30, 2025. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of September 30, 2025 we had outstanding debt of $39.2 million under the Adviser Revolver. As of September 30, 2024, we had no amounts outstanding on the Adviser Revolver.
GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger, the GBDC 3 DB Credit Facility (as defined in Note 7 of our consolidated financial statements). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. As of September 30, 2025, we had $0 in outstanding debt under the GBDC 3 DB Credit Facility. As of September 30, 2024, we had outstanding debt under the GBDC 3 DB Credit Facility of $411.5 million and subject to leverage and borrowing base restrictions, we had $213.5 million of remaining commitments and $113.9 million of availability on the GBDC 3 DB Credit Facility. As of September 30, 2024, we could borrow up to $625.0 million on the GBDC 3 DB Credit Facility.

Debt Securitizations
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization (the “2024 Debt Securitization”) The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in Note 7 to our consolidated financial statements) are included in the September 30, 2025 Consolidated Statements of Financial Condition as our debt, and the Class B-R, Class C-R and Subordinated Notes were eliminated in consolidation. As of September 30, 2025, we had outstanding debt under the 2024 Debt Securitization of $1,364.0 million.
GBDC 3 2022 Debt Securitization - Effective June 3, 2024, we assumed as a result of the GBDC 3 Merger, the GBDC 3 2022 Debt Securitization. On August 1, 2025, the GBDC 3 2022 Notes (as defined in Note 7 of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the GBDC 3 2022 Debt Securitization were terminated. The Class A Senior Secured Floating Rate GBDC 3 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt and the GBDC 3 Subordinated Notes were eliminated in consolidation. As of September 30, 2024, we had debt outstanding under the GBDC 3 2022 Debt Securitization of $236.8 million.
2018 Debt Securitization - On November 18, 2024, in conjunction with the 2024 Debt Securitization, the 2018 Notes (as defined in Note 7 of our consolidated financial statements) were redeemed and following such redemption, the agreements governing the 2018 Debt Securitization were terminated. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2024 Consolidated Statements of Financial Condition as our debt, and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2024, we had outstanding debt under the 2018 Debt Securitization of $230.0 million.
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
2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both September 30, 2025 and September 30, 2024, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both September 30, 2025 and September 30, 2024.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, On September 19, 2025, we issued an additional $250.0 million in aggregate principal of the 2028 Notes under the same terms of the original issuance, other than the issue date and the issue price. As of September 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $700.0 million and $450.0 million, respectively.
On December 5, 2023, we entered into an interest rate swap on the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month Term SOFR plus 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.
On April 11, 2024, we entered into an interest rate swap on the remaining portion of the initial $450.0 million of 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.
On September 19, 2025, we entered into an interest rate swap on the additional $250.0 million in aggregate principal of the 2028 Notes, pursuant to which we agreed to receive a fixed rate of 5.050% and pay a floating interest rate of SOFR plus 1.723%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $250.0 million and terminates on December 5, 2028.
The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance other than the issue date and the issue price. As of September 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750.0 million and $600.0 million, respectively.
On February 1, 2024 and December 3, 2024, we entered into interest rate swap agreements on the 2029 Notes pursuant to which we agreed (i) to receive a fixed rate of 6.248% and pay a rate of one-month Term SOFR plus 2.444% on the first $600.0 million of the 2029 Notes and (ii) to receive a fixed rate of 5.881% and pay a rate of three-month SOFR plus 2.012% on the second $150.0 million of the 2029 Notes. The interest rate swap agreements are designated as effective hedge accounting instruments. The aggregate notional amount of the swap is $750.0 million and terminates on June 15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or, as amended, the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $288.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. For the year ended September 30, 2025, we issued 2.4 million shares of common stock for aggregate proceeds totaling $38.0 million under the 2023 Equity

Distribution Agreement. For the year ended September 30, 2024, there were no common stock issuances under the 2023 Equity Distribution Agreement. As of September 30, 2025, following an amendment to the 2023 Equity Distribution Agreement in May 2025 to increase the aggregate offering amount by $38.0 million, common stock with an aggregate offering amount of $250.0 million remained available for issuance under the 2023 Distribution Agreement.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of September 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 180.2% and 1.25x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash and cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.23x as of September 30, 2025.
On August 1, 2025, our board of directors re-approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended September 30, 2025, we repurchased 2.9 million shares of our common stock for an aggregate repurchase price of approximately $40.6 million. During the year ended September 30, 2024, we repurchased 331,928 shares of our common stock for an aggregate repurchase price of approximately $4.8 million.
As of September 30, 2025 and September 30, 2024, we had outstanding commitments to fund investments totaling $927.9 million and $717.9 million, respectively. As of September 30, 2025, total commitments of $927.9 million included $252.6 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2025. As of September 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of September 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of September 30, 2025 and September 30, 2024, we had investments in 417 and 381 portfolio companies, respectively, with a total fair value of $8.8 billion and $8.2 billion, respectively.
The following table shows the asset mix of our new investment commitments for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025		September 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$106,665	5.0%	$103,290	6.8%
One stop	1,979,769	93.0	1,392,212	91.9
Second lien	11,198	0.5	8,141	0.5
Subordinated debt	4,000	0.2	1,979	0.1
Equity	28,709	1.3	9,926	0.7
Total new investment commitments	$2,130,341	100.0%	$1,515,548	100.0%

For the year ended September 30, 2025, we had approximately $1,516.8 million in proceeds from principal payments and sales of portfolio investments.
For the year ended September 30, 2024, we had approximately $1,262.9 million in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$448,216	$443,940	$442,410	$506,457	$502,318	$499,579
Non-accrual(3)	184	121	67	4,046	3,860	2,807
One stop:
Performing	7,663,987	7,582,036	7,588,765	7,120,505	7,081,793	7,020,296
Non-accrual(3)	71,767	51,963	27,044	151,038	134,575	89,962
Second lien:
Performing	26,093	25,882	26,199	13,596	13,400	13,619
Non-accrual(3)	5,224	3,725	210	4,834	3,725	435
Subordinated debt:
Performing	38,444	38,027	38,412	30,410	29,943	30,175
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	613,585	646,282	N/A	533,299	578,538
Non-accrual(3)	N/A	659	—	N/A	—	—
Total	$8,253,915	$8,759,938	$8,769,389	$7,830,886	$8,302,913	$8,235,411

(1)As of September 30, 2025, $1,520.7 million and $1,476.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2025, $51.3 million and $24.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of September 30, 2025, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively. As of September 30, 2024, we had loans in eleven portfolio companies on non-accrual status, and non-accrual loans as a percentage of total investments at cost and fair value were 1.7% and 1.1%, respectively, and as a percentage of total debt investments at cost and fair value were 1.8% and 1.2%, respectively. As of September 30, 2024, we did not have any preferred equity securities on non-accrual status.
As of September 30, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 98.4% and 97.8%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average rate of new investment fundings	9.3%	10.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.2%
Weighted average fees of new investment fundings	0.8%	0.8%
Weighted average rate of sales and payoffs of portfolio investments(1)	10.5%	11.0%
(1)Excludes the disposition of non-accrual assets.
As of September 30, 2025, 98.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 98.0% and 98.1% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $72.4 million and $63.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and September 30, 2024:

	As of September 30, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$157,871	1.8%	$158,656	1.9%
4	7,683,585	87.6	7,013,631	85.2
3	843,352	9.6	955,079	11.6
2	84,581	1.0	108,045	1.3
1	—	—	—	—
Total	$8,769,389	100.0%	$8,235,411	100.0%
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of September 30, 2025 and September 30, 2024.

	Average Price[1]
Category	September 30, 2025	September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.5%
Internal Performance Rating 3 (Performing Below Expectations)	91.3	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	34.1	58.2
Total	98.4%	97.8%

(1)Includes only debt investments held as of September 30, 2025 and September 30, 2024. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital BDC, and Mr. David Golub, our chairman and chief executive officer, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest in GC Advisors. The Board most recently approved an amended and restated Investment Advisory Agreement in May 2025. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee.
•GC Advisors agreed to irrevocably waive any incentive fees payable under the Prior Investment Advisory Agreement in excess of 15% and waive incentive fees in excess of an incentive fee cap that was also reduced to 15%, in each case effective as of January 1, 2024 for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”). During the Waiver Period, fees payable to the Investment Adviser under the Prior Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, were equal to what would have been payable under the Investment Advisory Agreement, which was entered into and effective upon closing of the GBDC 3 Merger Agreement.
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
•GC Advisors served as collateral manager to the 2018 Issuer, the GBDC 3 2021 Issuer, the GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer, under the 2018 Collateral Management Agreement, the GCIC 2018 Collateral Management Agreement, the 2021 Collateral Management Agreement, the 2022 Collateral Management Agreement, 2022-2 Collateral Management Agreement, respectively, prior to their redemption and termination of the documents governing those Debt Securitizations. GC Advisors serves as the collateral manager to the 2024 Issuer under the 2024 Issuer Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•During the third calendar quarter of 2025, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $8.1 million, or 551,971 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first three calendar quarters of 2025, the Trust purchased approximately $33.5 million, or 2,243,259 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During the calendar year 2024, the Trust purchased approximately $10.1 million, or 670,760 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2025 were valued using Level 3 inputs. All investments as of September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of September 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $27.3 million and $93.2 million as of September 30, 2025 and September 30, 2024, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.0 million. We did not have any preferred equity securities on non-accrual status as of September 30, 2024.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, we recorded a $0.5 million reversal of previously accrued U.S. federal excise tax expense. For the years ended September 30, 2024 and September 30, 2023, $1.1 million and $3.7 million, respectively, was recorded for U.S. federal excise tax.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the year ended September 30, 2025, we did not record any U.S. income taxes and we recorded a net tax benefit of $0.6 million for taxable subsidiaries. For the year ended September 30, 2024, $0.1 million was recorded for U.S. income taxes and we recorded a net tax benefit of $0.5 million. As of September 30, 2025 and September 30, 2024, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.2 million and $0.8 million, respectively, for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.78% and 0.81%, respectively. The Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of September 30, 2025, is primarily based on an applicable base rate (as defined in Note 7 to our consolidated financial statements) plus a spread that ranges from 1.525% to 1.775% plus a spread adjustment of 0.10% on SOFR borrowings. The Adviser Revolver has a floating interest rate provision equal to the mid-term Applicable Federal Rate. We have entered into three interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, floating rate SOFR plus a spread of 1.723%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. We expect that other credit facilities and swaps into which we enter in the future could have floating interest rate provisions.
Assuming that the Consolidated Statement of Financial Condition as of September 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(161,117)	$(79,033)	$(82,084)
Down 150 basis points	(121,732)	(59,275)	(62,457)
Down 100 basis points	(81,546)	(39,516)	(42,030)
Down 50 basis points	(40,784)	(19,758)	(21,026)
Up 50 basis points	40,785	19,758	21,027
Up 100 basis points	81,568	39,516	42,052
Up 150 basis points	122,353	59,275	63,078
Up 200 basis points	163,137	79,033	84,104
(1) Assumes applicable three-month base rate as of September 30, 2025, with the exception of SONIA and Prime that utilize the September 30, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.
Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2025. This report appears on page 135.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024, by correspondence with custodians and underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter	At September 30, 2025, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $8,769,389 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

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
November 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 18, 2025

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2025	September 30, 2024

Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,463,764	$8,011,824
Non-controlled affiliate company investments	293,763	211,382
Controlled affiliate company investments	11,862	12,205
Total investments, at fair value (amortized cost of $8,759,938 and $8,302,913, respectively)	8,769,389	8,235,411
Cash and cash equivalents	11,935	123,120
Foreign currencies (cost of $11,685 and $7,973, respectively)	11,681	8,044
Restricted cash and cash equivalents	88,827	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Interest receivable	68,031	74,036
Receivable for investments	7,273	3,545
Net unrealized appreciation on derivatives	12,129	29,490
Other assets	9,034	1,722
Total Assets	$8,978,299	$8,703,756
Liabilities
Debt	$4,926,778	$4,624,791
Less unamortized debt issuance costs	(26,005)	(25,361)
Debt less unamortized debt issuance costs	4,900,773	4,599,430
Net unrealized depreciation on derivatives	5,023	—
Interest payable	38,254	45,701
Management and income incentive fees payable	40,884	33,619
Accrued trustee fees	1,039	178
Accounts payable and other liabilities	9,759	10,299
Total Liabilities	4,995,732	4,689,227
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 266,008,083 shares issued and outstanding as of September 30, 2025; 350,000,000 shares authorized, 264,277,128 shares issued and outstanding as of September 30, 2024	266	264
Paid in capital in excess of par	4,031,117	4,167,258
Distributable earnings (losses)	(48,816)	(152,993)
Total Net Assets	3,982,567	4,014,529
Total Liabilities and Total Net Assets	$8,978,299	$8,703,756
Number of common shares outstanding	266,008,083	264,277,128
Net asset value per common share	$14.97	$15.19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2025	2024	2023
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$772,134	$645,747	$542,780
Payment-in-kind interest income	49,253	44,934	36,662
Dividend income	32,647	21,955	16,241
Fee income	4,775	2,154	2,124
Total investment income from non-controlled/non-affiliate company investments	858,809	714,790	597,807
From non-controlled affiliate company investments:
Interest income	8,768	4,982	1,356
Payment-in-kind interest income	2,579	4,355	3,544
Fee income	111	111	76
Total investment income from non-controlled affiliate company investments	11,458	9,448	4,976
From controlled affiliate company investments:
Interest income(1)	—	—	(94)
Payment-in-kind interest income	491	426	384
Fee income	19	13	17
Total investment income from controlled affiliate company investments	510	439	307
Total investment income	870,777	724,677	603,090
Expenses
Interest and other debt financing expenses	290,618	212,396	150,610
Base management fee	87,891	62,514	70,802
Incentive fee	73,282	77,163	74,066
Professional fees	8,011	5,496	5,041
Administrative service fee	12,251	9,320	8,300
General and administrative expenses	1,920	1,481	1,501
Total expenses	473,973	368,370	310,320
Incentive fee waived (Note 3)	—	(27,324)	—
Net expenses	473,973	341,046	310,320
Net investment income - before tax	396,804	383,631	292,770
Excise and income tax	(475)	1,195	3,682
Net investment income - after tax	397,279	382,436	289,088
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(72,214)	(49,491)	(45,889)
Non-controlled affiliate company investments	—	(20,460)	320
Controlled affiliate company investments	—	(11,626)	(927)
Foreign currency transactions	(4,334)	(1,969)	(328)
Forward currency contracts	4,168	3,646	2,711
Net realized gain (loss) on investment transactions	(72,380)	(79,900)	(44,113)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	54,466	(47,054)	33,464
Non-controlled affiliate company investments	(3,044)	4,600	(18,578)
Controlled affiliate company investments	(833)	10,406	(619)
Translation of assets and liabilities in foreign currencies	9,185	21,688	16,680
Forward currency contracts	(8,542)	(19,011)	(17,392)
Net change in unrealized appreciation (depreciation) on investment transactions	51,232	(29,371)	13,555
Net gain (loss) on investment transactions	(21,148)	(109,271)	(30,558)
Net realized gain (loss) on extinguishment of debt	(48)	—	—
(Provision) benefit for taxes on realized gains on investments	—	—	(207)
(Provision) benefit for taxes on unrealized appreciation on investments	563	620	308
Net increase (decrease) in net assets resulting from operations	$376,646	$273,785	$258,631
Per Common Share Data
Basic and diluted earnings per common share (Note 12)	$1.42	$1.36	$1.52
Dividends and distributions declared per common share	$1.65	$1.89	$1.40
Basic and diluted weighted average common shares outstanding (Note 12)	265,999,341	201,260,961	170,324,784
(1) Negative interest income amounts are due to amortization of the GCIC acquisition purchase premium. Refer to Note 2 for additional details on the GCIC acquisition purchase premium.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock			Paid in Capital in Excess of Par		Distributable Earnings (Losses)		Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	170,895,670	$171		$2,676,674		$(132,345)		$2,544,500
Repurchases of common stock, net of commission costs	(1,300,928)	(1)		(16,860)		—		(16,861)
Net increase (decrease) in net assets resulting from operations
Net investment income after taxes	—	—		—		289,088		289,088
Net realized gain (loss) on investment transactions	—	—		—		(44,113)		(44,113)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—		—		13,555		13,555
(Provision) benefit for taxes on realized gain on investments	—	—		—		(207)		(207)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—		—		308		308
Distributions to stockholders:
Distributions from distributable earnings	—	—		—		(238,392)		(238,392)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—		(12,902)		12,902		—
Total increase (decrease) for the year ended September 30, 2023	(1,300,928)	(1)		(29,762)		33,141		3,378
Balance at September 30, 2023	169,594,742	170	—	2,646,912	—	(99,204)	—	2,547,878
Issuance of common stock - GBDC 3 Merger	92,115,308	92		1,526,259		—		1,526,351
Repurchases of common stock, net of commission costs	(331,928)	(1)		(4,808)		—		(4,809)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—		—		382,436		382,436
Net realized gain (loss) on investment transactions	—	—		—		(79,900)		(79,900)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—		—		(29,371)		(29,371)
(Provision) benefit for taxes on unrealized appreciation on investments	—	—		—		620		620
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,899,006	3		44,280		—		44,283
Distributions from distributable earnings	—	—		—		(372,959)		(372,959)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—		(45,385)		45,385		—
Total increase (decrease) for the year ended September 30, 2024	94,682,386	94		1,520,346		(53,789)		1,466,651
Balance at September 30, 2024	264,277,128	264		4,167,258		(152,993)		4,014,529
Issuance of common stock	2,408,940	3		37,431		—		37,434
Repurchases of common stock, net of commission costs	(2,900,808)	(3)		(40,628)		—		(40,631)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—		—		397,279		397,279
Net realized gain (loss) on investment transactions	—	—		—		(72,380)		(72,380)
Net realized gain (loss) on extinguishment of debt	—	—		—		(48)		(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—		—		51,232		51,232
(Provision) benefit for taxes on unrealized appreciation on investments	—	—		—		563		563
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,222,823	2		33,702		—		33,704
Distributions from distributable earnings	—	—		—		(361,779)		(361,779)
Distributions from return of capital	—	—		(77,336)		—		(77,336)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—		(89,310)		89,310		—
Total increase (decrease) for the year ended September 30, 2025	1,730,955	2		(136,141)		104,177		(31,962)
Balance at September 30, 2025	266,008,083	$266		$4,031,117		$(48,816)		$3,982,567
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$376,646	$273,785	$258,631
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	9,995	9,237	7,380
Accretion of discounts and amortization of premiums on investments	(8,906)	(10,403)	(12,878)
Accretion of discounts and amortization of premiums on issued debt securities	3,283	2,143	424
Net realized (gain) loss on investments	72,214	81,577	46,496
Net realized (gain) loss on foreign currency transactions	4,334	1,969	328
Net realized (gain) loss on forward currency contracts	(4,168)	(3,646)	(2,711)
Net realized (gain) loss on extinguishment of debt	48	—	—
Net change in unrealized (appreciation) depreciation on investments	(50,589)	32,048	(14,267)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(9,185)	(21,688)	(16,680)
Net change in unrealized (appreciation) depreciation on interest rate swap	4,557	(4,598)	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	8,542	19,011	17,392
Proceeds from (fundings of) revolving loans, net	(6,253)	(2,596)	(381)
Fundings of investments	(1,952,573)	(1,299,933)	(675,341)
Proceeds from principal payments and sales of portfolio investments	1,516,777	1,262,884	670,188
Proceeds from settlements of forward currency contracts	6,242	7,906	2,711
Payment-in-kind interest capitalized	(55,390)	(52,552)	(38,844)
Non-cash dividends capitalized	(30,707)	(21,264)	(14,901)
Proceeds from non-cash dividends	6,436	47	10
Cash acquired in GBDC 3 Merger	—	53,885	—
Changes in operating assets and liabilities:
Cash collateral held at broker for derivatives	(4,240)	(650)	—
Interest receivable	6,005	16,222	(37,260)
Receivable for investments	(3,728)	8,922	—
Other assets	(3,072)	(4,674)	(2,470)
Interest payable	(7,447)	8,281	4,365
Management and income incentive fees payable	7,265	(10,579)	1,847
Accrued trustee fees	861	(161)	106
Accounts payable and other liabilities(1)	(540)	(1,259)	1,225
Net cash provided by (used in) operating activities	(113,593)	343,914	195,370
Cash flows from financing activities
Borrowings on debt	4,802,191	2,928,615	652,583
Repayments of debt	(4,514,533)	(2,690,866)	(627,094)
Capitalized debt issuance costs	(10,639)	(18,985)	(5,782)
Net proceeds from issuance of common stock (Note 13)	37,434	—	—
Purchases of common stock (Note 13)	(40,631)	(4,809)	(16,861)
Distributions paid	(368,208)	(338,192)	(191,465)
Purchases of common stock for dividend reinvestment plan	(37,203)	—	(46,927)
Net cash provided by (used in) financing activities	(131,589)	(124,237)	(235,546)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(245,182)	219,677	(40,176)
Effect of foreign currency exchange rates	(1,927)	(331)	(171)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	359,552	140,206	180,553
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Year ended September 30,
	2025	2024	2023
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$112,443	$359,552	$140,206
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(2)	$280,229	$180,066	$138,441
Distributions declared for the period	439,115	372,959	238,392
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$33,704	$44,283	$—
Acquisition of subsidiaries(3)
Noncash assets acquired:
Investments, at cost	$—	$2,623,381	$—
Interest receivable	—	32,204	—
Unrealized appreciation on forward currency contracts	—	6,334	—
Receivable for investments sold	—	8,922	—
Other assets	—	154	—
Total noncash assets purchased	—	2,670,995	—
Liabilities assumed:
Debt	—	1,211,174	—
Interest payable	—	12,671	—
Distributions payable	—	9,516	—
Management and income incentive fees payable	—	8,921	—
Accrued trustee fees	—	8
Accounts payable and other liabilities	—	4,040	—
Total liabilities assumed	—	1,246,330	—
Issuance of common stock	$—	$1,526,351	$—
Merger costs capitalized into purchase price	$—	$3,867	$—
(1) September 30, 2024 balance includes payment of $9,516 distribution payable to former GBDC 3 stockholders that was assumed in the GBDC 3 Merger (defined in Note 1).
(2) Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.
(3) Refer to Note 15 for more information related to our acquisition of GBDC 3.

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	September 30, 2024
Cash and cash equivalents	$11,935	$123,120
Foreign currencies (cost of $11,685 and $7,973, respectively)	11,681	8,044
Restricted cash and cash equivalents	88,827	227,152
Restricted foreign currencies (cost of $0 and $1,219, respectively)	—	1,236
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$112,443	$359,552
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.*+	One stop	SF +	5.00%	(i)	9.00%				02/2029	$34,027	$33,833	0.9%	$33,857
PPW Aero Buyer, Inc.*	One stop	SF +	5.00%	(i)	9.00%				02/2029	11,801	11,736	0.3	11,742
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				02/2029	—	(2)	—	(2)
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				02/2029	—	(2)	—	(1)
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.00%				02/2029	6,432	6,404	0.2	6,400
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.00%				09/2031	187	186	—	186
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(3)	—	(3)
Titan BW Borrower L.P.+(26)	One stop	SF +	5.26%	(i)	6.58%	cash/	2.88%	PIK	07/2032	1,599	1,583	—	1,583
Titan BW Borrower L.P.+(5)	One stop				N/A(6)				07/2032	—	(3)	—	(3)
Titan BW Borrower L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
										54,046	53,731	1.4	53,758
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.00%				11/2031	46,415	45,573	1.2	45,950
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.20%				11/2031	2,931	2,871	0.1	2,897
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.00%				11/2031	1,710	1,693	0.1	1,693
RJW Group Holdings, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	(3)
										51,056	50,136	1.4	50,537
Airlines
Accelya Lux Finco S.A.R.L.+(8)(22)(26)	One stop	SF +	6.00%	(i)	10.10%	PIK			12/2026	9,085	8,930	0.2	9,085

Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(j)	8.62%				11/2030	4,736	4,696	0.1	4,689
Arnott, LLC+	One stop	SF +	4.75%	(j)	8.74%				11/2030	349	342	—	341
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)	9.06%				01/2030	2,200	2,178	0.1	2,200
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)(j)	9.00%				01/2030	1,173	1,163	—	1,173
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)	8.95%				01/2030	45	42	—	45
Collision SP Subco, LLC+	One stop	SF +	4.75%	(i)	9.04%				01/2030	245	243	—	245
Collision SP Subco, LLC+(5)	One stop				N/A(6)				01/2030	—	(28)	—	—
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.97%				08/2027	6,756	6,706	0.2	5,810
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.96%				08/2027	1,367	1,349	—	1,176
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(i)	8.78%				08/2027	186	183	—	160
North Haven Falcon Buyer, LLC+(7)(26)	One stop	SF +	8.00%	(i)	7.20%	cash/	5.00%	PIK	05/2027	9,584	8,302	0.1	4,025
North Haven Falcon Buyer, LLC+(7)(26)	One stop	SF +	8.00%	(i)	7.18%	cash/	5.00%	PIK	05/2027	1,603	1,394	—	673
OEConnection, LLC*	One stop	SF +	5.25%	(h)	9.41%				04/2031	10,185	10,147	0.3	10,219
OEConnection, LLC+	One stop	SF +	5.25%	(h)	9.41%				04/2031	1,777	1,762	0.1	1,784
OEConnection, LLC+(5)	One stop				N/A(6)				04/2031	—	(7)	—	3
OEConnection, LLC+(5)	One stop				N/A(6)				04/2031	—	(30)	—	23
										40,206	38,442	0.9	32,566
Automobiles
CAP-KSI Holdings, LLC*+	One stop	SF +	5.25%	(h)(i)	9.32%				06/2030	13,196	13,049	0.3	13,196
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.90%				06/2030	396	384	—	396
CG Group Holdings, LLC*+(26)	One stop	SF +	8.75%	(i)	10.75%	cash/	2.00%	PIK	07/2027	46,395	46,244	1.2	46,395
CG Group Holdings, LLC+(26)	One stop	SF +	8.75%	(h)	10.91%	cash/	2.00%	PIK	07/2026	804	799	—	804
Denali Midco 2, LLC*	One stop	SF +	5.25%	(h)	9.41%				12/2028	38,258	38,060	1.0	38,258
Denali Midco 2, LLC+(26)	Second lien	N/A			13.00%	PIK			12/2029	11,583	11,501	0.3	11,583
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%				12/2028	8,917	9,036	0.2	8,917
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%				12/2028	2,668	2,705	0.1	2,668
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%				12/2028	1,621	1,642	0.1	1,621
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	$1,540	$1,560	—%	$1,540
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	1,344	1,362	—	1,344
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	1,293	1,281	—	1,293
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	1,108	1,106	—	1,108
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	1,075	1,072	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	1,075	1,074	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	887	885	—	887
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	1,210	1,208	—	1,210
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	403	399	—	403
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	348	345	—	348
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	294	292	—	294
Denali Midco 2, LLC+(5)	One stop				N/A(6)	12/2028	—	(11)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	173	171	—	173
Denali Midco 2, LLC+	One stop	SF +	5.25%	(h)	9.41%	12/2028	87	85	—	87
Denali Midco 2, LLC+(5)	One stop				N/A(6)	12/2028	—	(4)	—	—
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.25%	12/2029	1,422	1,418	—	1,422
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.25%	12/2029	296	295	—	296
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.25%	12/2029	250	248	—	250
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(i)	9.24%	12/2029	4	3	—	4
JHCC Holdings LLC*	One stop	SF +	5.25%	(i)	9.25%	09/2027	17,708	17,674	0.5	17,708
JHCC Holdings LLC*+	One stop	SF +	5.25%	(i)	9.25%	09/2027	6,887	6,877	0.2	6,887
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	5,127	5,182	0.1	5,127
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	4,901	4,909	0.1	4,901
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	2,764	2,779	0.1	2,764
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	1,642	1,638	0.1	1,642
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	727	724	—	727
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	688	687	—	688
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	11.50%	09/2027	80	80	—	80
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	09/2027	3,975	3,949	0.1	3,975
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(i)	9.90%	11/2026	32,547	32,513	0.8	31,896
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.10%	11/2026	3,826	3,817	0.1	3,749
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(i)	10.21%	11/2026	3,580	3,569	0.1	3,508
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(i)	10.21%	11/2026	3,500	3,484	0.1	3,430
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(i)	9.90%	11/2026	2,593	2,582	0.1	2,541
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.21%	11/2026	2,139	2,130	0.1	2,097
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.21%	11/2026	1,972	1,960	0.1	1,932
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	9.90%	11/2026	718	715	—	704
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	9.90%	11/2026	528	525	—	517
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	9.95%	11/2026	400	397	—	392
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.21%	11/2026	264	263	—	259
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	9.90%	11/2026	201	200	—	197
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.21%	11/2026	88	88	—	86
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	9.90%	11/2026	88	88	—	86
MOP GM Holding, LLC+(5)	One stop				N/A(6)	11/2026	—	(18)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(i)	9.00%	07/2029	13,281	13,237	0.3	13,281
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	9.24%	07/2029	1,447	1,427	—	1,447
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(i)	9.00%	07/2029	1,280	1,274	—	1,280
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	9.03%	07/2029	692	682	—	692
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.65%	11/2027	28,196	28,385	0.7	27,914
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.65%	11/2027	3,666	3,708	0.1	3,629
POY Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.65%	11/2027	1,297	1,297	—	1,284
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.65%	11/2027	864	864	—	856

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.65%	11/2027	$645	$645	—%	$639
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.65%	11/2027	288	288	—	285
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	9.64%	11/2027	234	233	—	229
POY Holdings, LLC+(5)	One stop				N/A(6)	11/2027	—	(11)	—	—
POY Holdings, LLC*	One stop	SF +	5.50%	(i)	9.64%	11/2027	2,261	2,254	0.1	2,239
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	8.91%	06/2031	4,808	4,775	0.1	4,808
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	8.91%	06/2031	270	267	—	270
Quick Quack Car Wash Holdings, LLC+(5)	One stop				N/A(6)	06/2031	—	(3)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	8.91%	06/2031	160	157	—	160
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	8.91%	06/2031	20	20	—	20
TWAS Holdings, LLC*+	One stop	SF +	6.00%	(h)	10.26%	12/2026	46,323	46,084	1.2	46,323
TWAS Holdings, LLC*+	One stop	SF +	6.00%	(h)	10.26%	12/2026	41,374	41,343	1.0	41,374
TWAS Holdings, LLC*+	One stop	SF +	6.00%	(h)	10.26%	12/2026	10,741	10,723	0.3	10,741
TWAS Holdings, LLC+	One stop	SF +	6.00%	(h)	10.26%	12/2026	8,203	8,206	0.2	8,203
TWAS Holdings, LLC+	One stop	SF +	6.00%	(h)	10.26%	12/2026	5,210	5,212	0.1	5,210
TWAS Holdings, LLC+(5)	One stop				N/A(6)	12/2026	—	(5)	—	—
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(i)	9.31%	12/2029	2,227	2,218	0.1	2,227
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(i)	9.31%	12/2029	71	47	—	71
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.50%	12/2029	2,203	2,227	0.1	2,203
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.79%	12/2029	610	608	—	610
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(i)	9.50%	12/2029	62	61	—	62
							410,023	409,244	10.1	408,597
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.50%	(i)	8.50%	11/2031	9,283	9,242	0.2	9,283
Empyrean Solutions, LLC+(5)	One stop				N/A(6)	11/2031	—	(6)	—	—
Empyrean Solutions, LLC+(5)	One stop				N/A(6)	11/2031	—	(16)	—	—
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.31%	12/2029	1,727	1,747	0.1	1,727
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.32%	12/2029	1,652	1,647	—	1,652
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.31%	12/2029	270	267	—	270
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	9.32%	12/2029	19	14	—	19
							12,951	12,895	0.3	12,951
Beverages
Financial Information Technologies, LLC*+	One stop	SF +	4.75%	(i)	8.75%	06/2030	34,280	34,188	0.9	34,280
Financial Information Technologies, LLC+	One stop	SF +	4.75%	(i)	8.75%	06/2030	1,687	1,683	0.1	1,687
Financial Information Technologies, LLC+(5)	One stop				N/A(6)	06/2030	—	(1)	—	—
Financial Information Technologies, LLC+	One stop	SF +	4.75%	(i)	8.75%	06/2030	2,199	2,194	0.1	2,199
Financial Information Technologies, LLC+	One stop				N/A(6)	06/2030	—	—	—	—
Spindrift Beverage Co. Inc.+	One stop	SF +	5.00%	(i)	9.29%	02/2032	7,653	7,565	0.2	7,653
Spindrift Beverage Co. Inc.+(5)	One stop				N/A(6)	02/2032	—	(17)	—	—
Spindrift Beverage Co. Inc.+(5)	One stop				N/A(6)	02/2032	—	(5)	—	—
Watermill Express, LLC*+	One stop	SF +	4.75%	(i)	8.75%	04/2031	3,047	3,019	0.1	3,047
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	8.75%	04/2031	294	293	—	294
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	8.82%	04/2031	149	141	—	149
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	8.75%	04/2031	735	728	—	735
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	8.79%	04/2031	369	366	—	369
Watermill Express, LLC*	One stop	SF +	4.75%	(i)	8.96%	04/2031	2,381	2,360	0.1	2,381
Watermill Express, LLC+	One stop	SF +	4.75%	(i)	8.75%	04/2031	2,771	2,755	0.1	2,771
Watermill Express, LLC+(5)	One stop				N/A(6)	04/2031	—	(11)	—	—
Winebow Holdings, Inc.*+	One stop	SF +	6.25%	(h)	10.51%	12/2027	9,231	8,961	0.2	8,123
							64,796	64,219	1.8	63,688

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(i)	9.40%				11/2028	$40,578	$41,055	1.0%	$40,578
BECO Holding Company, Inc.+(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(i)	9.40%				11/2028	210	209	—	210
BECO Holding Company, Inc.+(5)	One stop				N/A(6)				11/2028	—	(4)	—	—
										40,788	41,258	1.0	40,788
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				01/2031	2,514	2,528	0.1	2,514
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				01/2031	9,925	9,856	0.3	9,925
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				01/2031	68	67	—	68
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				01/2031	846	838	—	846
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				01/2031	762	760	—	762
										14,115	14,049	0.4	14,115
Chemicals
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2032	—	(9)	—	—
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(4)	—	—
AP Adhesives Holdings, LLC+	One stop	SF +	4.75%	(i)	8.80%				04/2032	5,800	5,773	0.2	5,800
Inhance Parent, Inc.+	One stop				N/A(6)				06/2029	—	—	—	—
Inhance Parent, Inc.+(26)	One stop	SF +	7.00%	(i)	6.65%	cash/	4.50%	PIK	06/2029	24,569	21,606	0.6	22,112
Inhance Parent, Inc.+(7)(26)	One stop	N/A			20.00%	PIK			06/2029	10,562	4,446	0.1	4,964
JSG II, Inc. and Checkers USA, Inc.+	One stop	SF +	4.50%	(h)	8.66%				09/2032	1,433	1,426	—	1,426
JSG II, Inc. and Checkers USA, Inc.+	One stop	SF +	4.50%	(h)	8.66%				09/2032	14	13	—	13
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(2)
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(h)	8.91%				03/2029	9,741	9,667	0.3	9,741
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	8.90%				03/2029	645	619	—	645
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	8.91%				03/2029	3,035	2,984	0.1	3,035
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	E +	6.75%	(d)	5.87%	cash/	3.00%	PIK	09/2028	55,652	51,989	1.3	52,870
PHM NL SP Bidco B.V.+(8)(10)(26)	One stop	SF +	6.75%	(g)	8.12%	cash/	3.00%	PIK	09/2028	20,606	19,871	0.5	19,576
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	SN +	6.75%	(f)	7.72%	cash/	3.00%	PIK	09/2028	11,908	11,212	0.3	11,312
PHM NL SP Bidco B.V.+(8)(9)(10)(26)	One stop	E +	6.75%	(d)	5.80%	cash/	3.00%	PIK	09/2028	5,793	5,340	0.1	5,503
										149,758	134,932	3.5	136,995
Commercial Services & Supplies
BradyIFS Holdings, LLC+	One stop	SF +	5.00%	(i)	9.31%				10/2029	5,170	5,228	0.1	5,170
BradyIFS Holdings, LLC+	One stop	SF +	5.00%	(i)	9.25%				10/2029	50	49	—	50
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(i)	9.02%				06/2031	32,031	31,732	0.8	32,031
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	9.00%				06/2031	31	15	—	31
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	9.00%				06/2031	66	39	—	66
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(5)	—	—
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.33%				01/2031	1,059	1,055	—	1,053
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.22%				01/2031	344	343	—	343
CHA Vision Holdings, Inc.+	One stop				N/A(6)				01/2030	—	—	—	—
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(i)	9.00%				01/2031	305	304	—	304
CHA Vision Holdings, Inc.+(5)	One stop				N/A(6)				01/2031	—	(3)	—	(3)
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(i)	9.31%				09/2030	4,047	3,962	0.1	4,047
Kleinfelder Intermediate, LLC+	One stop	P +	4.00%	(a)	11.25%				09/2028	93	87	—	93
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(i)	9.31%				09/2030	439	434	—	439
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,539	1,530	—	1,542
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	157	156	—	157
North Haven Stack Buyer, LLC*+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,548	1,536	—	1,548
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,364	1,357	—	1,364
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	281	280	—	281
North Haven Stack Buyer, LLC+(5)	Second lien				N/A(6)				01/2028	—	(9)	—	—
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	12,160	12,136	0.3	12,160

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	$2,336	$2,322	0.1%	$2,342
North Haven Stack Buyer, LLC*+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,466	1,458	—	1,466
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,404	1,397	—	1,404
North Haven Stack Buyer, LLC*	One stop	SF +	4.75%	(i)	8.95%				07/2027	4,097	4,083	0.1	4,097
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,357	1,353	—	1,357
North Haven Stack Buyer, LLC*	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,352	1,347	—	1,352
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	199	198	—	199
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	99	99	—	99
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	9.11%				07/2027	819	813	—	819
North Haven Stack Buyer, LLC*+	One stop	SF +	4.75%	(i)	8.95%				07/2027	2,258	2,248	0.1	2,258
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	479	477	—	479
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	901	896	—	901
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	682	678	—	682
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	757	753	—	757
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	23	23	—	23
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	331	329	—	331
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,334	1,327	—	1,334
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	389	387	—	389
North Haven Stack Buyer, LLC+(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	1,078	1,075	—	1,078
North Haven Stack Buyer, LLC+(26)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	926	922	—	926
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	102	102	—	102
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.96%				07/2027	205	205	—	205
North Haven Stack Buyer, LLC+	One stop	SF +	4.75%	(i)	8.95%				07/2027	80	80	—	80
Profile Products LLC+	One stop	SF +	5.50%	(i)	9.92%				11/2027	8,959	8,907	0.2	8,959
Profile Products LLC+	One stop	SF +	5.50%	(i)	9.92%				11/2027	1,816	1,800	0.1	1,816
Profile Products LLC+	One stop	P +	4.50%	(a)	11.75%				11/2027	72	72	—	72
Profile Products LLC+	One stop	P +	4.50%	(a)	11.75%				11/2027	4	4	—	4
PSC Parent, Inc.*+	One stop	SF +	5.00%	(h)	9.15%				04/2031	5,451	5,441	0.1	5,451
PSC Parent, Inc.+	One stop	SF +	5.00%	(h)	9.16%				04/2030	231	226	—	231
PSC Parent, Inc.+	One stop	SF +	5.00%	(h)	9.17%				04/2031	604	599	—	604
PSC Parent, Inc.+	One stop	SF +	5.00%	(h)	9.16%				04/2031	909	904	—	909
PT Intermediate Holdings III, LLC+(26)	One stop	SF +	5.00%	(i)	7.25%	cash/	1.75%	PIK	04/2030	21,326	21,311	0.5	21,326
PT Intermediate Holdings III, LLC+(5)	One stop				N/A(6)				04/2030	—	(4)	—	—
Radwell Parent, LLC*+	One stop	SF +	5.50%	(i)	9.50%				03/2029	33,940	33,692	0.9	33,940
Radwell Parent, LLC*+	One stop	SF +	5.50%	(i)	9.50%				03/2029	32,623	32,663	0.8	32,623
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	9.50%				03/2029	330	295	—	330
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.48%				06/2029	2,625	2,611	0.1	2,625
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.43%				06/2029	528	528	—	528
Trinity Air Consultants Holdings Corporation+	One stop				N/A(6)				06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.43%				06/2029	492	492	—	492
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.43%				06/2029	248	247	—	248
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	8.87%				07/2031	16,349	16,213	0.4	16,349
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.17%				07/2031	294	293	—	294
WRE Holding Corp.+(5)	One stop				N/A(6)				07/2030	—	(19)	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.14%				07/2031	1,795	1,787	0.1	1,795
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.13%				07/2031	1,081	1,077	—	1,081
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.12%				07/2031	841	838	—	841
WRE Holding Corp.+	One stop	SF +	5.00%	(i)	9.30%				07/2031	301	300	—	301
WRE Holding Corp.+	One stop	SF +	5.00%	(i)	9.23%				07/2031	187	186	—	187
										214,364	213,260	4.8	214,362

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Communications Equipment
Lightning Finco Limited+(8)(15)	One stop	SF +	5.50%	(g)	10.05%		09/2028	$14,802	$14,782	0.4%	$14,802
Lightning Finco Limited+(8)(9)(15)	One stop	E +	5.50%	(d)	7.54%		09/2028	1,783	1,747	0.1	1,783
								16,585	16,529	0.5	16,585
Construction & Engineering
Consor Intermediate II, LLC*+	One stop	SF +	4.75%	(h)(i)	8.75%		05/2031	5,512	5,515	0.1	5,512
Consor Intermediate II, LLC+(5)	One stop				N/A(6)		05/2031	—	(8)	—	—
Consor Intermediate II, LLC+(5)	One stop				N/A(6)		05/2031	—	(2)	—	—
DCCM, LLC+	One stop	SF +	4.75%	(h)	8.91%		06/2032	593	590	—	593
DCCM, LLC+(5)	One stop				N/A(6)		06/2032	—	(1)	—	—
DCCM, LLC+(5)	One stop				N/A(6)		06/2032	—	(1)	—	—
Royal Holdco Corporation+	One stop	SF +	4.50%	(i)	8.62%		12/2030	5,981	5,927	0.2	5,981
Royal Holdco Corporation+	One stop	SF +	4.50%	(i)	8.50%		12/2030	212	207	—	212
Royal Holdco Corporation+	One stop	SF +	4.50%	(i)	8.67%		12/2030	430	421	—	430
								12,728	12,648	0.3	12,728
Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(i)	9.06%		10/2028	48,826	49,371	1.2	48,826
Chase Intermediate+	One stop	SF +	4.75%	(h)(i)	8.97%		10/2028	200	198	—	200
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.06%		10/2028	2,284	2,280	0.1	2,284
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.06%		10/2028	598	560	—	598
Fortis Solutions Group, LLC*+	One stop	SF +	5.50%	(i)	9.60%		10/2028	51,594	51,285	1.3	51,594
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.60%		10/2028	1,695	1,680	0.1	1,695
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.60%		10/2028	140	91	—	140
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	9.60%		10/2027	152	144	—	152
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.75%	(i)	9.06%		07/2032	5,258	5,247	0.1	5,258
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)		07/2032	—	(1)	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
								110,747	110,855	2.8	110,747
Diversified Consumer Services
ABC Legal Holdings, LLC+	One stop	SF +	4.50%	(h)	8.65%		08/2032	1,337	1,330	—	1,323
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)		08/2032	—	(1)	—	(3)
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)		08/2032	—	(2)	—	(4)
Any Hour, LLC*	One stop	SF +	5.25%	(i)	9.25%		05/2030	8,975	8,923	0.2	8,616
Any Hour, LLC+(26)	One stop	N/A			13.00%	PIK	05/2031	3,275	3,230	0.1	3,110
Any Hour, LLC+	One stop	SF +	5.25%	(i)	9.30%		05/2030	569	558	—	531
Any Hour, LLC+	One stop	SF +	5.25%	(i)	9.25%		05/2030	254	238	—	148
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.17%		10/2030	13,855	13,795	0.4	13,855
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.20%		10/2030	4,390	4,451	0.1	4,390
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.20%		10/2030	1,045	1,033	—	1,045
Apex Service Partners, LLC+(5)	One stop				N/A(6)		10/2029	—	(2)	—	—
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.31%		10/2030	2,198	2,178	0.1	2,198
Apex Service Partners, LLC+	One stop	SF +	5.00%	(i)	9.21%		10/2030	3,682	3,652	0.1	3,682
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.40%		08/2027	1,730	1,721	0.1	1,730
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.40%		08/2027	1,659	1,649	0.1	1,659
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.40%		08/2027	1,197	1,194	—	1,197
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.40%		08/2027	1,182	1,177	—	1,182
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.40%		08/2027	820	816	—	820
Certus Pest, Inc.*	One stop	SF +	5.25%	(i)	9.40%		08/2027	723	717	—	723
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	$704	$702	—%	$704
Certus Pest, Inc.*+	One stop	SF +	5.25%	(i)	9.40%		08/2027	416	414	—	416
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	394	393	—	394
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	260	258	—	260
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	142	139	—	142
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	60	59	—	60
Certus Pest, Inc.+	One stop				N/A(6)		08/2027	—	—	—	—
Certus Pest, Inc.+(5)	One stop				N/A(6)		08/2027	—	(23)	—	—
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	2,336	2,328	0.1	2,336
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	1,456	1,451	—	1,456
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	698	695	—	698
Certus Pest, Inc.+	One stop	SF +	5.25%	(i)	9.40%		08/2027	698	695	—	698
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(i)	9.15%		01/2028	3,693	3,682	0.1	3,693
CHHJ Midco, LLC+	Senior secured				N/A(6)		01/2028	—	—	—	—
CHVAC Services Investment, LLC*+	One stop	SF +	4.50%	(i)	8.50%		05/2030	6,367	6,288	0.2	6,367
CHVAC Services Investment, LLC*+	One stop	SF +	4.50%	(i)	8.50%		05/2030	1,656	1,639	0.1	1,656
CHVAC Services Investment, LLC+(5)	One stop				N/A(6)		05/2030	—	(3)	—	—
CHVAC Services Investment, LLC+	One stop	SF +	4.50%	(i)	8.50%		05/2030	61	22	—	61
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	5,490	5,448	0.1	5,490
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	2,376	2,368	0.1	2,376
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	2,314	2,304	0.1	2,314
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	1,517	1,510	—	1,517
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.47%		07/2027	1,370	1,368	—	1,370
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	1,142	1,137	—	1,142
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.55%		07/2027	1,072	1,067	—	1,072
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.44%		07/2027	1,037	1,036	—	1,037
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.42%		07/2027	913	912	—	913
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(i)	9.56%		07/2027	688	686	—	688
COP Hometown Acquisitions, Inc.+(5)	Senior secured				N/A(6)		07/2027	—	(1)	—	—
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.55%		12/2027	13,835	13,858	0.4	13,697
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.55%		12/2027	76	74	—	72
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.65%		07/2029	4,344	4,347	0.1	4,344
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.65%		07/2029	1,263	1,251	—	1,263
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	9.65%		07/2029	14	14	—	14
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.15%		03/2026	1,074	1,074	—	946
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.15%		03/2026	916	915	—	806
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.15%		03/2026	101	101	—	90
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.15%		03/2026	38	38	—	32
FPG Intermediate Holdco, LLC+	One stop	SF +	5.00%	(i)	9.21%		06/2029	1,060	1,060	—	1,060
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	5.00%	(i)	9.32%	PIK	06/2029	920	920	—	920
FPG Intermediate Holdco, LLC+(26)	One stop	SF +	6.75%	(i)	11.05%	PIK	06/2029	130	129	—	130
FPG Intermediate Holdco, LLC+(26)	Senior secured	SF +	5.00%	(i)	9.32%	PIK	06/2029	4,741	4,470	0.1	4,362
FPG Intermediate Holdco, LLC+(7)(26)	One stop	SF +	5.00%	(i)	9.32%	PIK	06/2029	1,896	1,630	0.1	1,630
FSS Buyer LLC*+	One stop	SF +	4.50%	(h)	8.66%		08/2031	6,880	6,842	0.2	6,880
FSS Buyer LLC+	One stop				N/A(6)		08/2030	—	—	—	—
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.45%		06/2029	11,432	11,417	0.3	11,432
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(i)	9.56%		06/2029	685	684	—	685
HS Spa Holdings, Inc.+	One stop	P +	4.25%	(a)	11.50%		06/2028	44	43	—	44
Kodiak Buyer, LLC+	One stop	SF +	4.50%	(i)	8.50%		07/2032	614	611	—	611
Kodiak Buyer, LLC+(5)	One stop				N/A(6)		07/2032	—	(1)	—	(1)
Kodiak Buyer, LLC+(5)	One stop				N/A(6)		07/2032	—	(1)	—	(1)
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.71%		11/2026	35,383	35,364	0.9	35,383
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.71%		11/2026	23,340	23,301	0.6	23,340

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.71%				11/2026	$20,168	$20,361	0.5%	$20,168
Liminex, Inc.+	One stop	SF +	6.25%	(i)	10.71%				11/2026	15,833	15,733	0.4	15,833
Litera Bidco, LLC*	One stop	SF +	5.00%	(h)	9.16%				05/2028	5,149	5,157	0.1	5,149
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.16%				05/2028	2,055	2,051	0.1	2,055
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.25%				05/2028	52	51	—	52
Litera Bidco, LLC+(5)	One stop				N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC*+	One stop	SF +	5.75%	(h)	10.01%				04/2029	11,267	11,226	0.3	10,817
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.01%				04/2029	5,188	5,210	0.1	4,981
Mario Purchaser, LLC+(26)	One stop	SF +	10.75%		15.01%	PIK			04/2032	5,165	5,182	0.1	5,061
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.01%				04/2029	452	448	—	433
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.01%				04/2028	54	54	—	50
NSG Buyer, Inc. *+	One stop	SF +	5.00%	(i)	9.00%				11/2029	38,051	37,829	1.0	38,051
NSG Buyer, Inc. +	One stop	SF +	5.00%	(i)	9.00%				11/2028	145	141	—	145
NSG Buyer, Inc. +(5)	One stop				N/A(6)				11/2029	—	(31)	—	—
PADI Holdco, Inc.*	One stop	SF +	5.00%	(i)	9.35%				01/2029	21,134	20,922	0.5	21,134
PADI Holdco, Inc.+(9)	One stop	E +	5.00%	(c)	7.03%				01/2029	20,997	20,216	0.5	20,997
PADI Holdco, Inc.+(9)	One stop	A +	5.50%	(e)	9.10%				01/2029	7,496	7,084	0.2	7,496
PADI Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.46%				01/2029	814	806	—	814
PADI Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.42%				01/2029	1,125	1,119	—	1,125
PADI Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.22%				01/2029	168	167	—	168
Provenance Buyer LLC*+	One stop	SF +	5.50%	(i)	9.60%				06/2027	20,582	20,469	0.5	20,170
Provenance Buyer LLC*+	One stop	SF +	5.50%	(i)	9.60%				06/2027	13,867	13,804	0.4	13,590
Provenance Buyer LLC+	One stop	SF +	5.50%	(i)	9.60%				06/2027	176	172	—	170
RW AM Holdco LLC+	One stop	SF +	5.25%	(i)	9.35%				04/2028	23,613	23,047	0.5	18,182
RW AM Holdco LLC+(5)	One stop				N/A(6)				04/2028	—	(8)	—	(46)
Salisbury House, LLC+	One stop	SF +	5.00%	(i)	9.16%				08/2032	34	33	—	32
Salisbury House, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
Salisbury House, LLC+	One stop	SF +	5.00%	(h)	9.16%				08/2032	1,498	1,491	—	1,483
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	6.91%	cash/	2.25%	PIK	10/2031	35,734	35,435	0.9	35,377
Severin Acquisition, LLC+(5)	One stop				N/A(6)				10/2031	—	(38)	—	(44)
Severin Acquisition, LLC+(26)	One stop	SF +	5.00%	(h)	6.91%	cash/	2.25%	PIK	10/2031	1,249	1,218	—	1,175
Stellar Brands, LLC+	Senior secured	SF +	4.50%	(i)	8.50%				02/2031	7,151	7,103	0.2	7,151
Stellar Brands, LLC+(5)	Senior secured				N/A(6)				02/2031	—	(4)	—	—
Virginia Green Acquisition, LLC*+	One stop	SF +	5.25%	(j)	9.41%				12/2030	3,165	3,198	0.1	3,165
Virginia Green Acquisition, LLC+	One stop				N/A(6)				12/2030	—	—	—	—
Virginia Green Acquisition, LLC+	One stop				N/A(6)				12/2029	—	—	—	—
										454,919	451,016	11.1	445,732
Diversified Financial Services
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(h)	8.91%				06/2031	3,763	3,721	0.1	3,772
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2030	—	(11)	—	—
Baker Tilly Advisory Group, LP+	One stop	SF +	4.50%	(h)	8.66%				06/2031	5,031	5,007	0.1	5,031
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2031	—	(8)	—	—
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(h)	8.66%				07/2027	20,358	20,327	0.5	20,205
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2027	—	—	—	(2)
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.50%	(d)	6.58%				07/2031	17,481	15,981	0.4	17,481
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(26)	Subordinated debt	E +	7.50%	(d)	9.58%	PIK			07/2032	2,276	2,085	0.1	2,276
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.50%	(d)	6.76%				07/2031	2,476	2,219	0.1	2,476
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.+(8)(13)(26)	One stop	SF +	5.75%	(i)	9.75%	cash/	0.25%	PIK	12/2030	3,699	3,699	0.1	3,699
Corsair Blade IV S.A R.L.+(8)(9)(13)(26)	One stop	SN +	5.75%	(f)	9.47%	cash/	0.25%	PIK	12/2030	1,191	911	—	1,191
Deerfield Dakota Holding, LLC+(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
Deerfield Dakota Holding, LLC+(26)	One stop	SF +	5.75%	(i)	7.06%	cash/	2.75%	PIK	09/2032	1,829	1,810	0.1	1,810

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Methods, LLC+	One stop	SF +	4.75%	(i)	8.75%				04/2032	$19,829	$19,736	0.5%	$19,829
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(17)	—	—
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(21)	—	—
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(i)	11.29%				09/2029	1,490	1,472	—	1,490
Flash Topco, Inc.+	One stop	SF +	5.75%	(i)	10.16%				10/2028	16,919	16,693	0.4	16,750
Flash Topco, Inc.+	One stop	SF +	5.75%	(i)	10.06%				10/2028	3,378	3,364	0.1	3,344
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	10.80%				10/2028	128	127	—	128
Higginbotham Insurance Agency, Inc.*+	One stop	SF +	4.50%	(h)	8.67%				11/2028	8,011	8,038	0.2	8,011
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	8.91%				11/2028	720	718	—	720
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%	(f)	8.97%				05/2032	26,485	26,010	0.7	26,485
Medlar Bidco Limited+(8)(9)(21)	One stop	E +	5.00%	(c)	6.97%				05/2032	32,952	31,540	0.8	32,952
Medlar Bidco Limited+(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(57)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(i)	8.79%				10/2028	3,956	3,952	0.1	3,956
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(i)	8.79%				10/2028	2,853	2,850	0.1	2,853
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(h)(i)	8.78%				10/2028	1,307	1,291	—	1,307
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
										176,132	171,432	4.4	175,762
Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	SF +	4.75%	(i)	8.90%				07/2027	1,529	1,525	—%	1,529

Electric Utilities
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%	(i)	8.04%	cash/	3.75%	PIK	01/2030	6,422	6,299	0.2	6,294
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%		7.88%				01/2030	707	698	—	693
										7,129	6,997	0.2	6,987
Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(i)	8.75%				12/2030	1,481	1,466	—	1,481
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(h)(i)	9.67%				12/2030	17	15	—	17
Wildcat TopCo, Inc.+	One stop	SF +	4.75%	(h)	8.91%				11/2031	23,302	23,098	0.6	23,302
Wildcat TopCo, Inc.+	One stop	P +	3.75%	(a)	11.00%				11/2031	112	75	—	112
Wildcat TopCo, Inc.+(5)	One stop				N/A(6)				11/2031	—	(18)	—	—
										24,912	24,636	0.6	24,912
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(h)	9.26%				11/2028	33,715	33,006	0.9	33,715
CST Holding Company+(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										33,715	33,004	0.9	33,715
Food & Staples Retailing
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	991	988	—	991
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop				N/A(6)				03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	111	111	—	111
Mendocino Farms, LLC+(5)	One stop				N/A(6)				03/2030	—	(80)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	56	56	—	56
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.81%				02/2031	11,551	11,498	0.3	11,551
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.81%				02/2031	35	35	—	35
Wineshipping.com LLC+(5)	One stop				N/A(6)				12/2028	—	—	—	(205)
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	10,615	10,478	0.2	8,492
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	286	282	—	229
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	200	194	—	154
										24,067	23,784	0.5	21,636

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.+	One stop	SF +	6.00%	(i)	10.00%				10/2030	$4,855	$4,804	0.1%	$4,855
Blast Bidco Inc.+(5)	One stop				N/A(6)				10/2029	—	(5)	—	—
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.15%				06/2027	18,823	18,816	0.5	18,823
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.15%				06/2027	1,556	1,549	—	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.15%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+	One stop				N/A(6)				06/2027	—	—	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)(j)	9.19%				08/2030	12,878	12,774	0.3	12,878
Eagle Family Foods Group, LLC+(5)	One stop				N/A(6)				08/2030	—	(12)	—	—
Kodiak Cakes, LLC*+	Senior secured	SF +	5.25%	(j)	9.38%				06/2028	45,911	45,609	1.2	45,911
Kodiak Cakes, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(3)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(i)	10.40%				07/2027	13,559	13,530	0.3	13,559
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(i)	10.52%				07/2027	254	251	—	254
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.50%				12/2026	51,438	51,285	1.3	49,895
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.50%				12/2026	540	533	—	522
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	10.50%				12/2026	1,649	1,624	—	1,600
MAPF Holdings, Inc.+(26)	One stop	N/A			19.00%	PIK			12/2026	2,273	2,258	0.1	2,091
P&P Food Safety Holdings, Inc.*+	One stop	SF +	5.25%	(i)	9.25%				05/2029	13,105	13,193	0.3	13,105
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(7)	—	—
P&P Food Safety Holdings, Inc.+(9)	One stop	E +	5.50%	(c)	7.48%				05/2029	12,104	11,734	0.3	12,104
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(28)	—	—
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	A +	4.75%	(e)	8.35%				08/2032	310	303	—	308
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	E +	4.75%	(c)	6.82%				08/2032	304	300	—	302
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	SN +	4.75%	(f)	8.72%				08/2032	1,407	1,393	—	1,398
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.50%				03/2029	22,740	22,660	0.6	22,740
Wizard Bidco Limited+(8)(9)(10)(26)	One stop	SN +	5.50%	(f)	7.97%	cash/	1.50%	PIK	03/2029	11,201	10,773	0.3	11,201
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.50%	(f)	10.47%				03/2029	8,366	7,726	0.2	8,366
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.22%				09/2028	174	159	—	174
Zullas, L.C.+	One stop	SF +	4.75%	(h)	8.91%				06/2031	24	23	—	24
Zullas, L.C.+	One stop	SF +	4.75%	(h)	8.91%				06/2031	439	437	—	439
Zullas, L.C.+(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
										224,141	221,908	5.5	222,336
Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	4.75%	(h)	8.91%				06/2028	7,013	6,981	0.2	7,013
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	8.91%				06/2028	455	453	—	455
Aspen Medical Products, LLC+(5)	One stop				N/A(6)				06/2028	—	(1)	—	—
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(h)	8.91%				06/2028	890	883	—	890
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(g)	10.83%				08/2028	7,745	7,748	0.2	7,745
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.48%				08/2028	4,863	4,788	0.1	4,863
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(g)	10.83%				08/2028	1,912	1,912	0.1	1,912
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(f)	10.54%				08/2028	1,360	1,350	—	1,360
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.43%				08/2028	1,160	1,092	—	1,160
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(f)	10.54%				08/2028	1,205	1,163	—	1,205
Belmont Instrument, LLC*+	One stop	SF +	5.25%	(i)	9.25%				08/2028	14,356	14,276	0.4	14,356
Belmont Instrument, LLC+(5)	One stop				N/A(6)				08/2028	—	(2)	—	—
Blades Buyer, Inc.*+	Senior secured	SF +	5.00%	(h)	9.38%				03/2028	12,160	12,132	0.3	12,160
Blades Buyer, Inc.*+	Senior secured	SF +	5.25%	(h)	9.63%				03/2028	1,725	1,715	0.1	1,725
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(h)	9.38%				03/2028	1,395	1,389	—	1,395
Blades Buyer, Inc.+(5)	Senior secured				N/A(6)				03/2028	—	(1)	—	—
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(h)	9.38%				03/2028	6,897	6,876	0.2	6,897
Blades Buyer, Inc.+	Senior secured	SF +	5.00%	(h)	9.38%				03/2028	1,721	1,714	0.1	1,721
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	12	12	—	12
Blue River Pet Care, LLC+	One stop				N/A(6)				08/2029	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC*+	One stop	SF +	5.75%	(h)	10.01%				08/2029	$62,286	$62,149	1.6%	$62,286
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	12,335	12,392	0.3	12,335
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	2,876	2,890	0.1	2,876
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	2,764	2,777	0.1	2,764
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	2,737	2,750	0.1	2,737
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	2,104	2,114	0.1	2,104
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	1,246	1,242	—	1,246
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	414	412	—	414
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	510	507	—	510
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	292	291	—	292
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	297	295	—	297
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	256	255	—	256
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	225	225	—	225
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(h)	10.01%				08/2029	4	4	—	4
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.97%				08/2029	1	1	—	1
Centegix Intermediate II, LLC+	One stop	SF +	5.50%	(i)	9.69%				08/2032	1,360	1,353	—	1,353
Centegix Intermediate II, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Centegix Intermediate II, LLC+(5)	One stop				N/A(6)				08/2032	—	(2)	—	(2)
CCSL Holdings, LLC*	One stop	SF +	5.75%	(h)	9.91%				12/2028	20,842	20,806	0.5	20,842
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(h)	9.91%				12/2028	5,627	5,640	0.1	5,627
CCSL Holdings, LLC+(9)	One stop	SN +	5.75%	(f)	9.72%				12/2028	3,562	3,328	0.1	3,562
CCSL Holdings, LLC+	One stop	SF +	5.75%	(h)	9.91%				12/2028	3,462	3,438	0.1	3,462
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(h)	9.91%				12/2028	2,877	2,856	0.1	2,877
CCSL Holdings, LLC+	One stop	SF +	5.75%	(h)	9.91%				12/2028	320	319	—	320
CCSL Holdings, LLC+	One stop	SF +	5.75%	(h)	9.91%				12/2028	975	971	—	975
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.66%				12/2028	34,411	31,750	0.9	34,411
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.66%				12/2028	6,741	5,992	0.2	6,741
CCSL Holdings, LLC+	One stop	SF +	5.75%	(h)	9.91%				12/2028	2,767	2,755	0.1	2,767
CCSL Holdings, LLC+	One stop	SF +	5.75%	(h)	9.91%				12/2028	2,202	2,192	0.1	2,202
CMI Parent Inc.*	One stop	SF +	5.00%	(h)	9.16%				12/2026	22,355	22,298	0.6	22,355
CMI Parent Inc.*+	One stop	SF +	5.00%	(h)	9.16%				12/2026	19,679	19,733	0.5	19,679
CMI Parent Inc.*+	Senior secured	SF +	5.00%	(h)	9.16%				12/2026	9,435	9,426	0.2	9,435
CMI Parent Inc.*+	One stop	SF +	5.00%	(h)	9.16%				12/2026	8,852	8,842	0.2	8,852
CMI Parent Inc.+	One stop				N/A(6)				12/2026	—	—	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.70%				06/2031	7,851	7,788	0.2	7,851
HuFriedy Group Acquisition, LLC+(5)	One stop				N/A(6)				05/2030	—	(7)	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	9.51%				06/2031	1,519	1,494	—	1,519
Isto Group, Inc.+	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.+	One stop	SF +	4.75%	(i)	8.77%				09/2032	588	585	—	585
Isto Group, Inc.+(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(i)	7.16%	cash/	6.00%	PIK	03/2029	1,235	1,235	—	1,235
JHC Investment Intermediate Holdings, LLC+(26)	One stop	SF +	8.75%	(i)	7.16%	cash/	6.00%	PIK	03/2029	922	746	—	922
RTI Surgical, Inc.+(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
RTI Surgical, Inc.+	One stop	SF +	4.75%	(i)	8.75%				09/2032	1,667	1,658	—	1,658
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(h)	8.66%				12/2029	3,485	3,538	0.1	3,485
TIDI Legacy Products, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
YI, LLC+	One stop	SF +	5.75%	(h)	9.90%				12/2029	4,385	4,384	0.1	4,342
YI, LLC+(5)	One stop				N/A(6)				12/2029	—	(1)	—	(2)
										320,336	315,897	8.1	320,265
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC *+	One stop	SF +	5.25%	(h)	9.51%				12/2027	$8,582	$8,547	0.2%	$8,604
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.51%				12/2027	8,069	8,099	0.2	8,090
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	9.51%				12/2027	3,469	3,483	0.1	3,477
AAH TOPCO, LLC +(26)	Subordinated debt	N/A			11.50%	PIK			12/2031	3,063	2,963	0.1	3,032
AAH TOPCO, LLC +(5)	One stop				N/A(6)				12/2027	—	(1)	—	—
AAH TOPCO, LLC +	One stop	SF +	5.00%	(h)	9.16%				12/2027	778	742	—	778
Active Day, Inc.*+	One stop	SF +	5.00%	(h)	9.26%				05/2026	17,209	17,184	0.4	17,209
Active Day, Inc.+(5)	One stop				N/A(6)				05/2026	—	(14)	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.26%				05/2026	1,328	1,327	—	1,328
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.26%				05/2026	856	855	—	856
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.26%				05/2026	682	681	—	682
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.26%				05/2026	602	601	—	602
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.26%				05/2026	592	591	—	592
Active Day, Inc.+	One stop				N/A(6)				05/2026	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	N/A				05/2026	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.26%				05/2026	6,594	6,574	0.2	6,594
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.22%				03/2027	16,012	15,973	0.4	16,052
Acuity Eyecare Holdings, LLC+(26)	One stop	N/A			16.50%	PIK			06/2027	16,812	16,740	0.4	16,980
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.40%				03/2027	3,954	3,945	0.1	3,964
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.46%				03/2027	3,522	3,514	0.1	3,531
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(i)	10.40%				03/2027	3,504	3,494	0.1	3,513
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.40%				03/2027	3,106	3,098	0.1	3,114
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.37%				03/2027	1,986	1,981	0.1	1,991
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.40%				03/2027	1,810	1,805	0.1	1,814
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.34%				03/2027	1,013	1,010	—	1,015
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.40%				03/2027	439	437	—	440
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.40%	cash/	6.75%	PIK	03/2027	294	294	—	307
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.45%				03/2027	210	209	—	210
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.40%				03/2027	162	161	—	162
Acuity Eyecare Holdings, LLC+(26)	One stop	SF +	13.00%	(i)	10.45%	cash/	6.75%	PIK	03/2027	115	115	—	120
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(i)	10.67%				03/2027	107	106	—	107
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	10.40%				03/2027	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop				N/A(6)				03/2027	—	—	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	18,211	18,347	0.5	18,211
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*+	One stop	SF +	6.00%	(i)	10.30%				03/2027	6,353	6,359	0.2	6,353
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.30%				03/2027	5,310	5,310	0.1	5,310
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	3,960	3,945	0.1	3,960
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(26)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,513	1,507	—	1,513
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.41%				03/2027	829	828	—	829
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	10.40%				03/2027	393	393	—	393
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop				N/A(6)				03/2027	—	—	—	—
Bamboo US Bidco LLC*+	One stop	SF +	5.25%	(i)	9.56%				09/2030	2,713	2,664	0.1	2,713
Bamboo US Bidco LLC+(9)	One stop	E +	5.25%	(c)	7.28%				09/2030	1,981	1,747	0.1	1,981
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(i)	9.56%				09/2030	415	414	—	415
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(h)(i)	9.48%				09/2030	1,257	1,252	—	1,257
Bamboo US Bidco LLC+	One stop				N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC+(5)	One stop				N/A(6)				10/2029	—	(10)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bayou Intermediate II, LLC+(5)	One stop				N/A(6)		09/2032	$—	$(1)	—%	$(2)
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(i)	8.76%		09/2032	1,410	1,403	—	1,396
Bayou Intermediate II, LLC+(5)	One stop				N/A(6)		09/2032	—	(2)	—	(4)
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	5.00%	(i)	9.29%		11/2030	12,973	12,904	0.3	12,973
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	5.00%	(i)	9.29%		11/2030	9,950	9,894	0.3	9,950
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)		11/2030	—	(12)	—	—
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)		11/2030	—	(38)	—	—
BHG Holdings, LLC+	One stop	SF +	5.25%	(h)	9.41%		04/2032	24,794	24,590	0.6	24,794
BHG Holdings, LLC+(5)	One stop				N/A(6)		04/2032	—	(26)	—	—
BHG Holdings, LLC+(5)	One stop				N/A(6)		04/2032	—	(58)	—	—
Community Care Partners, LLC+	One stop	SF +	6.00%	(h)	10.27%		06/2026	3,454	3,411	0.1	3,454
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.00%	(j)	9.29%		04/2031	771	759	—	771
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%		04/2031	481	446	—	481
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)		04/2031	—	(1)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)		10/2030	—	(2)	—	—
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	15,593	15,237	0.4	15,593
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	8,137	7,954	0.2	8,137
Encorevet Group LLC+	One stop	SF +	6.75%	(h)(i)	11.10%		02/2027	4,209	4,167	0.1	4,209
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	2,140	2,092	0.1	2,140
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	1,889	1,871	0.1	1,889
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	1,176	1,152	—	1,176
Encorevet Group LLC+	One stop	SF +	6.75%	(h)(i)	11.10%		02/2027	977	945	—	977
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	962	939	—	962
Encorevet Group LLC+	One stop	SF +	6.75%	(h)(i)	11.10%		02/2027	921	899	—	921
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	834	814	—	834
Encorevet Group LLC+	One stop	SF +	6.75%	(h)(i)	11.10%		02/2027	423	409	—	423
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	358	349	—	358
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	175	171	—	175
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.10%		02/2027	168	163	—	168
Encorevet Group LLC+	One stop	SF +	8.75%	(h)(i)	13.09%		02/2027	155	154	—	157
Encorevet Group LLC+(26)	One stop	N/A			13.00%	PIK	05/2027	109	103	—	106
Encorevet Group LLC+	One stop	SF +	6.75%	(i)(j)	11.01%		02/2027	94	92	—	94
ERC Topco Holdings, LLC+(26)	One stop	SF +	6.76%	(i)	10.76%	PIK	03/2030	7,661	7,082	0.2	6,512
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(i)	9.78%		03/2030	1,145	1,076	—	1,145
ERC Topco Holdings, LLC+(26)	One stop	SF +	5.50%	(i)	9.76%		03/2030	76	76	—	76
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.62%		03/2027	10,951	11,344	0.3	10,951
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.62%		03/2027	3,958	4,083	0.1	3,958
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.62%		03/2027	2,696	2,794	0.1	2,696
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.62%		03/2027	2,566	2,654	0.1	2,566
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(i)	10.21%		03/2027	1,105	1,105	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(i)	10.21%		03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	8.62%		03/2027	468	474	—	468
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(i)	9.23%		06/2028	2,506	2,514	0.1	2,506
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(i)	9.11%		06/2028	1,190	1,184	—	1,190
Heartland Veterinary Partners LLC+	Senior secured				N/A(6)		06/2028	—	—	—	—
HP TLE Buyer, Inc.+	One stop	SF +	4.75%	(i)	8.75%		07/2032	1,639	1,631	0.1	1,631

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HP TLE Buyer, Inc.+(5)	One stop				N/A(6)		07/2032	$—	$(2)	—%	$(2)
Klick Inc.*+(8)(12)	Senior secured	SF +	4.50%	(h)	8.66%		03/2028	13,488	13,507	0.3	13,488
Klick Inc.*(8)(12)	Senior secured	SF +	4.50%	(h)	8.66%		03/2028	3,155	3,144	0.1	3,155
Klick Inc.+(5)(8)(12)	Senior secured				N/A(6)		03/2028	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	2,572	2,565	0.1	2,572
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	2,362	2,355	0.1	2,362
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	1,509	1,507	—	1,509
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	1,386	1,381	—	1,386
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.25%	(i)	9.25%		11/2026	664	663	—	664
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	608	607	—	608
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	90	90	—	90
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.27%		11/2026	183	182	—	183
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.25%	(i)	9.25%		11/2026	297	297	—	297
LOV Acquisition LLC+	Senior secured	SF +	4.25%	(h)	8.41%		11/2031	25,123	25,012	0.6	25,123
LOV Acquisition LLC+(5)	Senior secured				N/A(6)		11/2031	—	(12)	—	—
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)(26)	One stop	CA +	5.50%	(l)	7.96%	PIK	05/2028	25,477	27,846	0.7	25,477
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.50%	(i)	9.50%		05/2028	5,821	5,759	0.2	5,821
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.50%	(i)	9.50%		05/2028	4,107	4,041	0.1	4,107
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	7.96%		05/2028	1,578	1,682	0.1	1,578
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	7.96%		05/2028	822	861	—	822
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.50%	(l)	7.95%		05/2028	154	142	—	154
New Look Corporation and New Look Vision Group Inc. +(8)(12)(26)	One stop	SF +	5.50%	(i)	9.50%	PIK	05/2028	130	125	—	130
New Look Corporation and New Look Vision Group Inc. +(5)(8)(12)	One stop				N/A(6)		05/2028	—	(2)	—	—
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	9.95%		01/2027	18,134	18,002	0.5	17,952
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	9.95%		01/2027	12,147	12,092	0.3	12,026
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	9.95%		01/2027	2,442	2,431	0.1	2,418
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(i)	9.95%		01/2027	2,360	2,348	0.1	2,336
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	9.95%		01/2027	1,491	1,485	—	1,477
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(i)	9.95%		01/2027	1,354	1,348	—	1,340
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	9.95%		01/2027	673	671	—	666
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	9.95%		01/2027	528	523	—	522
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.50%	(a)	11.75%		01/2027	522	503	—	502
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	9.95%		01/2027	178	176	—	176
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(i)	9.95%		01/2027	102	101	—	101
Premise Health Holding Corp.+	One stop	SF +	5.25%	(i)	9.25%		03/2031	1,377	1,372	—	1,377
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.95%		08/2029	14,046	13,983	0.4	14,046
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			14.75%	PIK	08/2030	10,340	10,398	0.3	10,522
PPV Intermediate Holdings, LLC+	One stop	SF +	5.25%	(i)	9.45%		08/2029	5,488	5,410	0.1	5,488
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK	08/2030	2,063	2,036	0.1	2,063
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK	08/2030	477	472	—	477
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK	08/2030	86	83	—	86
PPV Intermediate Holdings, LLC+(26)	One stop	N/A			13.75%	PIK	08/2030	87	87	—	87
PPV Intermediate Holdings, LLC+(5)	One stop				N/A(6)		08/2029	—	(7)	—	—
Premise Health Holding Corp.+(5)	One stop				N/A(6)		03/2030	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.21%		05/2027	24,839	24,876	0.6	24,839
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.21%		05/2027	2,569	2,559	0.1	2,569
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.14%		05/2027	2,147	2,143	0.1	2,147
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.10%		05/2027	1,180	1,178	—	1,180

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(i)	9.18%				05/2027	$1,081	$1,079	—%	$1,081
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	729	728	—	729
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	243	242	—	243
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	213	213	—	213
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	200	200	—	200
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.10%				05/2027	200	200	—	200
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	9.21%				05/2027	78	78	—	78
Pyramid Healthcare Acquisition Corp.+(5)	One stop				N/A(6)				05/2027	—	(1)	—	—
Suveto Buyer, LLC*+	One stop	SF +	4.50%	(h)	8.66%				09/2027	27,459	27,455	0.7	27,459
Suveto Buyer, LLC+	One stop	SF +	4.50%	(h)	8.66%				09/2027	11,180	11,096	0.3	11,180
Suveto Buyer, LLC+(5)	One stop				N/A(6)				09/2027	—	(2)	—	—
										512,013	511,926	12.9	510,894
Healthcare Technology
Amberfield Acquisition Co.*+	One stop	SF +	5.50%	(i)	9.50%				05/2030	7,138	7,110	0.2	7,138
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(i)	9.50%				05/2030	176	169	—	176
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(i)	9.50%				05/2030	164	162	—	164
Color Intermediate, LLC*+	Senior secured	SF +	4.75%	(i)	8.85%				10/2029	17,388	17,354	0.4	17,388
Connexin Software, Inc.+	One stop	SF +	6.25%	(i)	10.40%				03/2027	11,759	11,742	0.3	11,759
Connexin Software, Inc.+	One stop				N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(i)	10.31%				01/2029	6,032	6,019	0.2	6,032
Crow River Buyer, Inc.+(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(h)	10.17%				01/2029	8,700	8,630	0.2	8,700
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	10.95%				05/2027	11,359	11,376	0.3	11,359
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	10.95%				05/2027	3,803	3,761	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	6.75%	(i)	10.95%				03/2027	142	142	—	142
GHX Ultimate Parent Corporation+	One stop	SF +	4.75%	(i)	8.75%				12/2031	53,749	53,270	1.4	53,749
GHX Ultimate Parent Corporation+(5)	One stop				N/A(6)				12/2031	—	(45)	—	—
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(2)	—	(2)
Healthmark Holdings, L.P.+	One stop	SF +	4.50%	(i)	8.70%				07/2032	1,499	1,492	—	1,484
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.82%				07/2031	15,713	15,583	0.4	15,713
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(15)	—	—
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.82%				07/2031	922	922	—	922
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	8.82%				07/2031	259	258	—	259
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(f)	9.72%				02/2031	637	600	—	631
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(f)	9.72%				02/2031	529	516	—	521
Lacker Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(2)	—	(1)
Modernizing Medicine, Inc.+(26)	One stop	SF +	4.75%	(i)	6.50%	cash/	2.25%	PIK	04/2032	32,379	32,078	0.8	32,379
Modernizing Medicine, Inc.+(5)	One stop				N/A(6)				04/2032	—	(28)	—	—
Neptune Holdings, Inc.*	One stop	SF +	4.50%	(i)	8.50%				09/2030	16,017	16,099	0.4	16,017
Neptune Holdings, Inc.+	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.+(26)	One stop	SF +	4.95%	(h)	6.66%	cash/	2.45%	PIK	08/2031	52,670	52,239	1.3	52,670
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(59)	—	—
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(29)	—	—
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2029	7,975	7,821	0.2	6,778
Plasma Buyer LLC+	One stop	SF +	6.25%	(i)	10.55%				05/2029	301	296	—	256
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.05%				05/2028	110	108	—	94
QF Holdings, Inc.+	One stop	SF +	4.75%	(i)	9.06%				12/2027	924	921	—	924
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	11,513	11,478	0.3	11,628

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	$11,207	$11,173	0.3%	$11,319
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	7,383	7,361	0.2	7,457
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	1,899	1,893	0.1	1,918
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	1,688	1,683	0.1	1,704
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	1,266	1,262	—	1,278
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	1,054	1,051	—	1,065
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	844	841	—	852
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	168	168	—	170
Tebra Technologies, Inc.+(26)	One stop	SF +	8.00%	(i)	8.85%	cash/	3.50%	PIK	11/2025	90	90	—	90
Transaction Data Systems, Inc.*+	One stop	SF +	4.25%	(i)	8.40%				08/2026	74,490	74,392	1.9	74,490
Transaction Data Systems, Inc.+	One stop				N/A(6)				08/2026	—	—	—	—
										361,947	359,878	9.1	361,024
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(i)(j)	10.34%				08/2028	13,540	13,520	0.3	13,540
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	10.38%				08/2028	683	679	—	683
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.15%				08/2028	466	437	—	466
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)(j)	10.25%				08/2028	200	199	—	200
BJH Holdings III Corp.*+	One stop	SF +	5.00%	(i)	9.00%				08/2027	69,569	69,371	1.8	69,569
BJH Holdings III Corp.+	One stop	SF +	5.00%	(i)	9.00%				08/2027	5,547	5,492	0.1	5,547
BJH Holdings III Corp.+	One stop	SF +	5.00%	(h)(i)	9.07%				08/2027	576	569	—	576
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.21%				09/2028	17,815	17,815	0.5	17,636
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.21%				09/2028	3,177	3,166	0.1	3,145
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.21%				09/2028	2,134	2,134	0.1	2,113
Cafe Rio Holding, Inc.*	One stop	SF +	5.75%	(i)	10.21%				09/2028	1,354	1,354	—	1,340
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(i)	10.21%				09/2028	1,195	1,195	—	1,184
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(h)(i)	9.95%				09/2028	112	112	—	110
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	171	171	—	170
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	123	122	—	122
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	98	97	—	97
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	96	95	—	95
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	78	77	—	77
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	49	49	—	49
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)	10.21%				09/2028	55	55	—	55
Crumbl Enterprises, LLC+	One stop	SF +	4.50%	(i)	8.50%				05/2032	32,326	32,174	0.8	32,326
Crumbl Enterprises, LLC+	One stop	SF +	4.50%	(i)	8.50%				05/2032	421	409	—	421
ESN Venture Holdings, LLC*+(26)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	5,353	5,296	0.1	5,353
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	1,585	1,573	—	1,585
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.87%	cash/	3.38%	PIK	10/2029	915	909	—	915
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	808	801	—	808
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	437	435	—	437
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.94%	cash/	3.38%	PIK	10/2029	771	727	—	771
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	371	367	—	371
ESN Venture Holdings, LLC+(5)	One stop				N/A(6)				10/2029	—	(9)	—	—
ESN Venture Holdings, LLC+(26)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	181	180	—	181
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(i)	10.21%				11/2029	1,067	1,066	—	1,067
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(i)	10.30%				11/2029	798	789	—	798
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.70%	cash/	4.75%	PIK	08/2028	1,304	1,277	—	1,253
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.70%	cash/	4.75%	PIK	08/2028	882	877	—	847
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.70%	cash/	4.75%	PIK	08/2028	857	852	—	822
Harri US LLC+(5)	One stop				N/A(6)				08/2028	—	—	—	(2)
Harri US LLC+(26)	One stop	SF +	7.25%	(i)	6.50%	cash/	4.75%	PIK	08/2028	1,601	1,496	—	1,537
Harri US LLC+(5)	One stop				N/A(6)				08/2028	—	(7)	—	(83)
Health Buyer, LLC*+	Senior secured	SF +	5.25%	(i)	9.25%				04/2029	3,863	3,854	0.1	3,863
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	$1,763	$1,745	0.1%	$1,763
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	886	878	—	886
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	129	128	—	129
Health Buyer, LLC+	Senior secured				N/A(6)				04/2028	—	—	—	—
Olo Parent, Inc.+	One stop				N/A(6)				09/2032	—	—	—	—
Olo Parent, Inc.+	One stop	SF +	4.50%	(i)	8.56%				09/2032	1,826	1,821	0.1	1,822
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(i)	8.66%				09/2032	26	25	—	25
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(i)	8.66%				09/2032	1,818	1,809	0.1	1,809
PB Group Holdings, LLC+(26)	One stop	SF +	5.50%	(h)	6.91%	cash/	2.75%	PIK	08/2030	37,581	37,432	1.0	37,581
PB Group Holdings, LLC+	One stop	SF +	5.00%	(h)	9.16%				08/2030	513	495	—	513
QSR Acquisition Co.+	One stop	SF +	4.25%	(i)	8.25%				06/2032	1,525	1,520	—	1,525
QSR Acquisition Co.+	One stop				N/A(6)				06/2032	—	—	—	—
QSR Acquisition Co.+(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				03/2032	4,984	4,755	0.1	4,984
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				03/2032	119	118	—	119
Rooster BidCo Limited+(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(24)	—	—
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(h)	8.66%				07/2032	6	6	—	6
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(h)	8.66%				07/2032	400	398	—	400
Saguaro Buyer, LLC+	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(h)	8.66%				07/2032	11	9	—	11
SDC Holdco, LLC+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SDC Holdco, LLC+	One stop	SF +	4.38%	(h)	8.54%				07/2032	1,788	1,779	0.1	1,779
SSRG Holdings, LLC*	One stop	SF +	4.75%	(i)	8.75%				11/2029	12,408	12,307	0.3	12,346
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(i)	8.75%				11/2029	7,702	7,707	0.2	7,664
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				11/2029	908	893	—	895
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				11/2029	607	603	—	605
SSRG Holdings, LLC+(5)	One stop				N/A(6)				11/2029	—	(2)	—	(2)
SSRG Holdings, LLC+	One stop	SF +	4.75%	(i)	8.75%				11/2029	677	674	—	674
Super REGO, LLC+(26)	Subordinated debt	N/A			15.00%	PIK			03/2030	74	74	—	74
YE Brands Holding, LLC*+	One stop	SF +	4.75%	(i)	8.75%				10/2027	17,454	17,586	0.4	17,454
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	8.75%				10/2027	1,179	1,175	—	1,179
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	8.75%				10/2027	24	24	—	24
										264,986	263,708	6.3	264,308
Household Products
WU Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.75%				04/2032	9,564	9,519	0.2	9,564
WU Holdco, Inc.+(5)	One stop				N/A(6)				04/2032	—	(3)	—	—
WU Holdco, Inc.+(5)	One stop				N/A(6)				04/2032	—	(5)	—	—
										9,564	9,511	0.2	9,564

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(h)	8.91%	04/2026	$3,160	$3,148	0.1%	$3,128
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(h)	8.91%	04/2026	635	625	—	629
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(h)	8.91%	04/2026	591	581	—	585
Dwyer Instruments, Inc.+(9)	One stop	E +	5.00%	(c)	7.00%	07/2029	52,997	47,221	1.3	52,997
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	8.75%	07/2029	1,485	1,473	—	1,485
Dwyer Instruments, Inc.+(5)(9)	One stop				N/A(6)	07/2029	—	(39)	—	—
Dwyer Instruments, Inc.+(5)	One stop				N/A(6)	07/2029	—	(26)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	8.75%	07/2029	5,767	5,753	0.2	5,767
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	8.75%	07/2029	243	222	—	243
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	8.75%	07/2029	1,463	1,452	—	1,463
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	8.75%	07/2029	468	465	—	468
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(i)	8.75%	07/2029	548	541	—	548
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.32%	06/2031	11,514	11,420	0.3	11,399
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	9.19%	06/2030	282	271	—	272
Essential Services Holdings Corporation+(5)	One stop				N/A(6)	06/2031	—	(9)	—	(23)
Excelitas Technologies Corp.+(5)	One stop				N/A(6)	08/2029	—	(46)	—	—
Excelitas Technologies Corp.+	One stop	SF +	5.25%	(h)	9.41%	08/2029	10,022	9,970	0.3	10,022
Excelitas Technologies Corp.+(9)	One stop	E +	5.25%	(b)	7.16%	08/2029	2,002	1,777	0.1	2,002
Excelitas Technologies Corp.+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
							91,177	84,797	2.3	90,985
Insurance
AMBA Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.35%	07/2027	4,422	4,429	0.1	4,422
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.35%	07/2027	1,317	1,315	—	1,317
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.35%	07/2027	1,111	1,109	—	1,111
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.35%	07/2027	161	161	—	161
AMBA Buyer, Inc.+	One stop				N/A(6)	07/2027	—	—	—	—
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(h)	8.66%	04/2032	262	257	—	262
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(h)	8.64%	04/2032	5,031	5,008	0.1	5,031
Bellwether Buyer, LLC+(5)	One stop				N/A(6)	04/2032	—	(6)	—	—
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	561	554	—	561
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.70%	03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	465	456	—	465
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	97	96	—	97
Captive Resources Midco, LLC+	One stop	SF +	4.50%	(h)	8.66%	07/2029	22,958	22,938	0.6	22,958
Captive Resources Midco, LLC+(5)	One stop				N/A(6)	07/2028	—	(2)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	12/2030	1,718	1,748	0.1	1,718
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	12/2030	1,618	1,622	—	1,618
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	9.25%	12/2029	12	12	—	12
Doxa Insurance Holdings LLC+(5)	One stop				N/A(6)	12/2030	—	(22)	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%	04/2031	1,149	1,035	—	1,137
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.75%	04/2031	408	375	—	404
Gimlet Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)	04/2031	—	(5)	—	(10)
Illumifin Corporation+(26)	One stop	SF +	6.00%	(i)	10.59%	09/2027	4,648	4,470	0.1	4,416
Integrated Specialty Coverages, LLC+	One stop	SF +	4.75%	(h)	8.91%	07/2030	10,111	10,043	0.3	10,111
Integrated Specialty Coverages, LLC+(5)	One stop				N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+(5)	One stop				N/A(6)	07/2030	—	(4)	—	—
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(i)	9.20%	08/2028	48,347	48,067	1.2	48,347
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(3)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(5)	—	—
J.S. Held Holdings, LLC*+	One stop	SF +	5.50%	(i)	9.65%	06/2028	37,835	37,469	1.0	37,835
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	9.65%	06/2028	11,024	10,949	0.3	11,024

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
J.S. Held Holdings, LLC+(5)	One stop				N/A(6)				06/2028	$—	$(7)	—%	$—
Koala Investment Holdings, Inc.+(8)(10)	One stop	SF +	4.50%	(i)	8.50%				08/2032	1,564	1,557	—	1,549
Koala Investment Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Koala Investment Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
Majesco*+	One stop	SF +	4.75%	(i)	8.75%				09/2028	27,954	27,981	0.7	27,954
Majesco+(5)	One stop				N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop				N/A(6)				11/2031	—	(2)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(d)	7.11%				05/2032	6,242	5,950	0.2	6,242
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	6.99%				05/2032	236	235	—	236
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	9.97%				11/2029	2,258	2,289	0.1	2,258
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	9.97%				11/2029	1,091	1,090	—	1,091
Oakbridge Insurance Agency LLC+	One stop	SF +	5.75%	(h)	10.03%				11/2029	4	3	—	4
Oakbridge Insurance Agency LLC+	One stop	SF +	5.00%	(h)	9.27%				11/2029	276	271	—	276
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	4.75%	(i)	8.75%				05/2030	74,088	73,580	1.9	74,088
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				05/2030	—	(49)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.15%				10/2028	72,028	71,322	1.8	72,028
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.15%				10/2028	9,823	9,664	0.3	9,823
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.00%				10/2028	3,047	3,039	0.1	3,047
Patriot Growth Insurance Services, LLC+(5)	One stop				N/A(6)				10/2028	—	(41)	—	—
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.27%				02/2028	23,737	25,132	0.6	23,797
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.27%				02/2028	19,927	20,499	0.5	19,976
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.27%				02/2028	9,746	9,790	0.3	9,771
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.27%				02/2028	7,792	8,360	0.2	7,811
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	8.26%				02/2027	258	262	—	258
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.99%				02/2028	6,619	6,608	0.2	6,619
Wasabi Lower Holdco, LLC+(5)	Senior secured				N/A(6)				06/2032	—	(8)	—	—
Wasabi Lower Holdco, LLC+	Senior secured	SF +	4.50%	(h)	8.66%				06/2032	2,610	2,577	0.1	2,610
World Insurance Associates, LLC+	One stop	SF +	5.00%	(i)	9.00%				04/2030	1,724	1,707	0.1	1,724
World Insurance Associates, LLC+(5)	One stop				N/A(6)				04/2030	—	(2)	—	—
										424,657	424,246	10.9	424,533
Internet & Direct Marketing Retail
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.90%	cash/	1.75%	PIK	04/2029	20,410	20,185	0.5	17,962
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.90%	cash/	1.75%	PIK	04/2029	11,947	11,755	0.3	10,513
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.90%	cash/	1.75%	PIK	04/2029	5,923	5,828	0.1	5,212
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.90%	cash/	1.75%	PIK	04/2029	3,568	3,499	0.1	3,140
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.89%	cash/	1.75%	PIK	04/2029	2,428	2,377	0.1	2,137
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.90%	cash/	1.75%	PIK	04/2029	2,385	2,288	0.1	2,099
Revalize, Inc.+(26)	One stop	SF +	6.50%	(i)	8.90%	cash/	1.75%	PIK	04/2029	228	216	—	201
Revalize, Inc.+(26)	One stop	SF +	6.25%	(i)	9.90%	cash/	0.50%	PIK	04/2029	297	282	—	242
										47,186	46,430	1.2	41,506
IT Services
Acquia, Inc.*+	One stop	SF +	6.00%	(i)	10.43%				10/2026	12,020	12,005	0.3	12,020
Acquia, Inc.+	One stop	SF +	6.00%	(i)	10.43%				10/2026	1,083	1,081	—	1,083
Acquia, Inc.+	One stop	SF +	6.00%	(i)	10.45%				10/2026	112	112	—	112
CivicPlus, LLC+	One stop	SF +	5.50%	(i)	9.70%				08/2030	23,499	23,442	0.6	23,499
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(17)	—	—
CivicPlus, LLC+(26)	One stop	SF +	11.75%	(i)(j)	15.75%	PIK			06/2034	356	354	—	358
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	—
ContractPod Technologies, Ltd.+(8)(10)(26)	One stop	SF +	6.50%	(i)	7.25%	cash/	3.25%	PIK	07/2030	504	502	—	504
ContractPod Technologies, Ltd.+(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	—
ContractPod Technologies, Ltd.+(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.46%	cash/	3.63%	PIK	05/2028	$5,450	$5,443	0.1%	$5,395
Critical Start, Inc.+(26)	One stop	SF +	6.75%	(i)	7.46%	cash/	3.63%	PIK	05/2028	2,503	2,478	0.1	2,477
Critical Start, Inc.+(5)	One stop				N/A(6)				05/2028	—	(1)	—	(2)
Delinea Inc.*+	One stop	SF +	5.75%	(i)	9.90%				03/2028	22,375	22,380	0.6	22,375
Delinea Inc.*+	One stop	SF +	5.75%	(i)	9.90%				03/2028	12,990	12,992	0.3	12,990
Delinea Inc.+	One stop	SF +	5.75%	(i)	9.90%				03/2028	11,385	11,375	0.3	11,385
Delinea Inc.+(5)	One stop				N/A(6)				03/2027	—	(1)	—	—
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	15,805	14,046	0.4	14,936
Goldcup 31018 AB+(8)(9)(17)(26)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	1,474	1,330	—	1,393
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	6.25%	(d)	8.32%				01/2029	234	209	—	220
Kentik Technologies, Inc.+(26)	Senior secured	SF +	8.00%	(i)	8.02%	cash/	4.00%	PIK	11/2029	56	54	—	56
Kentik Technologies, Inc.+(26)	Senior secured	SF +	8.00%	(i)	8.02%	cash/	4.00%	PIK	11/2029	50	50	—	50
Netwrix Corporation*+	One stop	SF +	4.75%	(i)	8.95%				06/2029	9,541	9,544	0.2	9,541
Netwrix Corporation+	One stop	SF +	4.75%	(i)	8.95%				06/2029	383	382	—	383
Netwrix Corporation+	One stop	SF +	4.75%	(i)	8.95%				06/2029	162	159	—	162
Netwrix Corporation+(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Optimizely North America, Inc.+	One stop	SF +	5.00%	(h)	9.16%				10/2031	38,128	37,797	1.0	38,128
Optimizely North America, Inc.+(9)	One stop	E +	5.25%	(b)	7.15%				10/2031	15,843	14,529	0.4	15,843
Optimizely North America, Inc.+(9)	One stop	SN +	5.50%	(f)	9.47%				10/2031	5,979	5,715	0.2	5,979
Optimizely North America, Inc.+(5)	One stop				N/A(6)				10/2031	—	(86)	—	—
PDQ Intermediate, Inc.+(26)	Subordinated debt	N/A			13.75%	PIK			10/2031	130	129	—	132
ReliaQuest Holdings, LLC+(26)	One stop	SF +	6.00%	(i)	7.06%	cash/	3.25%	PIK	04/2031	12,133	12,107	0.3	12,133
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(7)	—	—
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(22)	—	—
ReliaQuest Holdings, LLC+(26)	One stop	SF +	6.00%	(i)	7.06%	cash/	3.25%	PIK	04/2031	28,895	28,763	0.7	28,895
Saturn Borrower Inc.*+	One stop	SF +	6.00%	(i)	10.00%				11/2028	27,326	27,055	0.7	27,326
Saturn Borrower Inc.+	One stop	SF +	6.00%	(h)	10.16%				11/2028	110	104	—	110
WPEngine, Inc.+	One stop	SF +	6.00%	(i)	10.02%				08/2029	5,438	5,423	0.1	5,438
WPEngine, Inc.+	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	10.70%				07/2027	7,174	7,205	0.2	7,174
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(i)	10.70%				07/2027	1,399	1,393	—	1,399
Zarya Holdco, Inc.+	One stop				N/A(6)				07/2027	—	—	—	—
										262,537	258,019	6.5	261,494
Leisure Products
Crunch Holdings, LLC+	One stop	SF +	4.75%	(h)	8.91%				09/2031	1,765	1,761	0.1	1,765
Crunch Holdings, LLC+(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.50%	(i)	9.70%				03/2030	832	830	—	832
Movement Holdings, LLC+(8)(10)	One stop				N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)(8)(10)	One stop				N/A(6)				03/2030	—	(1)	—	—
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	7,703	7,703	0.2	7,703
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	1,702	1,702	0.1	1,702
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	1,182	1,182	—	1,182
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	11.17%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop				N/A(6)				03/2027	—	—	—	—
										13,812	13,804	0.4	13,812

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.*+	One stop	SF +	5.00%	(i)	9.25%				11/2029	$30,864	$30,598	0.8%	$30,864
Celerion Buyer, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop				N/A(6)				11/2029	—	(64)	—	—
Celerion Buyer, Inc.*	One stop	SF +	5.00%	(i)	9.25%				11/2029	21,901	21,720	0.6	21,901
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(h)	8.66%				09/2032	1,492	1,489	—	1,489
Diamondback Acquisition, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(2)
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(h)	8.66%				09/2032	39	38	—	38
PAS Parent Inc.*+	One stop	SF +	4.50%	(h)	8.66%				08/2032	58,248	57,967	1.5	57,666
PAS Parent Inc.+(5)	One stop				N/A(6)				08/2031	—	(6)	—	(10)
PAS Parent Inc.+(5)	One stop				N/A(6)				08/2032	—	(2)	—	(49)
Unchained Labs, LLC*+	Senior secured	SF +	5.50%	(h)	9.71%				08/2027	1,386	1,374	—	1,357
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	9.71%				08/2027	1,170	1,158	—	1,147
Unchained Labs, LLC+(5)	Senior secured				N/A(6)				08/2027	—	(1)	—	(2)
										115,100	114,269	2.9	114,399
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(h)	8.66%				08/2031	10,508	10,420	0.3	10,508
AI Titan Parent, Inc.+(5)	One stop				N/A(6)				08/2031	—	(9)	—	—
AI Titan Parent, Inc.+(5)	One stop				N/A(6)				08/2031	—	(11)	—	—
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.50%				12/2030	4,432	4,500	0.1	4,432
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	9.50%				12/2030	520	520	—	520
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(h)(i)	9.55%				12/2029	70	69	—	70
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.65%	cash/	1.50%	PIK	11/2026	13,694	13,586	0.3	13,557
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.65%	cash/	1.50%	PIK	11/2026	1,294	1,280	—	1,281
Chase Industries, Inc.+(26)(27)	Senior secured	SF +	7.00%	(i)	9.65%	cash/	1.50%	PIK	11/2026	201	193	—	195
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(l)	6.70%				06/2032	139	141	—	139
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)				06/2032	—	(1)	—	—
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(i)	8.25%				06/2032	180	179	—	180
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)				06/2032	—	(3)	—	—
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(l)	6.70%				06/2032	14	14	—	14
										31,052	30,878	0.7	30,896
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.25%	(i)	9.25%				04/2029	33,523	33,657	0.8	33,187
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.25%				04/2029	742	739	—	735
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.25%				04/2029	198	197	—	194
										34,463	34,593	0.8	34,116
Media
Lotus Topco, Inc.*	One stop	SF +	4.75%	(i)	8.75%				06/2030	5,112	5,081	0.1	5,073
Lotus Topco, Inc.+(5)	One stop				N/A(6)				06/2030	—	(6)	—	(8)
Lotus Topco, Inc.+	One stop	SF +	4.75%	(i)	8.75%				06/2030	647	632	—	628
Lotus Topco, Inc.+	One stop	SF +	4.75%	(i)	8.75%				06/2030	2,000	1,986	0.1	1,985
Shout! Factory, LLC+	One stop	SF +	5.25%	(i)	9.25%				06/2031	1,778	1,766	0.1	1,778
Shout! Factory, LLC+	One stop	SF +	5.25%	(i)	9.25%				06/2031	37	35	—	37
Triple Lift, Inc.*+	One stop	SF +	5.75%	(i)	9.90%				05/2028	7,224	7,134	0.2	6,718
Triple Lift, Inc.*+	One stop	SF +	5.75%	(i)	9.90%				05/2028	1,541	1,514	—	1,433
Triple Lift, Inc.+(5)	One stop				N/A(6)				05/2028	—	(4)	—	(10)
										18,339	18,138	0.5	17,634
Oil, Gas & Consumable Fuels
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.66%				12/2029	7,993	8,066	0.2	7,993
Envernus, Inc.+	One stop	SF +	5.50%	(h)	9.64%				12/2029	4	3	—	4
Envernus, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
										7,997	8,069	0.2	7,997
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.00%	(h)	9.16%				12/2027	$14,039	$14,038	0.4%	$14,039
Messenger, LLC+(9)	One stop	SN +	5.00%	(f)	8.97%				12/2027	907	853	—	907
Messenger, LLC+	One stop	SF +	5.00%	(h)	9.16%				12/2027	507	506	—	507
Messenger, LLC+(9)	One stop	SN +	5.00%	(f)	8.97%				12/2027	9	9	—	9
Messenger, LLC*+	One stop	SF +	5.00%	(h)	9.16%				12/2027	1,471	1,489	—	1,471
Messenger, LLC+	One stop	SF +	5.00%	(h)	9.16%				12/2027	738	736	—	738
Messenger, LLC+	One stop				N/A(6)				12/2027	—	—	—	—
										17,671	17,631	0.4	17,671
Pharmaceuticals
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.50%	(i)	9.50%				02/2029	30,144	30,018	0.8	30,144
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.50%	(i)	9.50%				02/2029	1,303	1,289	—	1,303
Amalthea Parent, Inc.*+(8)(12)	One stop	SF +	5.00%	(i)	9.46%				03/2027	86,739	84,842	2.1	84,137
Amalthea Parent, Inc.+(8)(12)	One stop	SF +	5.00%	(h)	9.27%				03/2027	540	519	—	524
Apothecary Products, LLC*	Senior secured	SF +	5.00%	(j)	9.04%				07/2026	2,191	2,188	0.1	2,191
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(i)	9.21%				07/2026	65	64	—	65
Caerus Midco 3 S.A.R.L.*+(8)	One stop	SF +	5.00%	(i)	9.00%				05/2029	29,110	29,139	0.7	29,110
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.00%				05/2029	4,826	4,829	0.1	4,826
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.00%				05/2029	4,454	4,417	0.1	4,454
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	9.00%				05/2029	707	703	—	707
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(h)	9.16%				05/2029	262	259	—	262
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(i)	9.95%				10/2028	14,684	14,648	0.4	14,390
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(i)	9.95%				10/2028	4,915	4,902	0.1	4,817
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(i)	9.95%				10/2028	3,720	3,665	0.1	3,645
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(i)	9.95%				10/2027	439	427	—	417
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(i)	9.95%				10/2028	6,333	6,275	0.2	6,206
Cobalt Buyer Sub, Inc.+(5)	One stop				N/A(6)				10/2028	—	(58)	—	—
Creek Parent, Inc.+	One stop	SF +	5.00%	(h)	9.14%				12/2031	56,544	55,666	1.4	56,544
Creek Parent, Inc.+(5)	One stop				N/A(6)				12/2031	—	(121)	—	—
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	7.72%	cash/	1.13%	PIK	08/2028	38,346	37,879	0.9	37,100
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(f)	9.97%				08/2028	5,587	5,135	0.1	5,587
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	7.72%	cash/	1.13%	PIK	08/2028	4,648	4,014	0.1	4,497
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(i)	10.00%				08/2028	3,991	3,986	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(26)	Senior secured	SN +	4.88%	(f)	7.72%	cash/	1.13%	PIK	08/2028	4,067	3,674	0.1	3,935
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	3.75%	(f)	7.72%				02/2028	122	118	—	116
										303,737	298,477	7.4	298,968
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(i)	10.25%				5/1/2029	6,728	6,750	0.2	6,728
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(i)	9.50%				5/1/2029	744	737	—	727
bswift, LLC*+	One stop	SF +	4.75%	(i)	9.07%				11/1/2028	7,604	7,591	0.2	7,604
bswift, LLC+	One stop	SF +	4.75%	(i)	9.04%				11/1/2028	9,950	9,906	0.3	9,950
Denali Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				8/1/2032	—	(2)	—	(2)
Denali Intermediate Holdings, Inc.+	One stop	SF +	5.50%	(h)	9.67%				8/1/2032	1,818	1,800	0.1	1,800
DISA Holdings Corp.*+	Senior secured	SF +	5.00%	(h)	9.28%				9/1/2028	5,189	5,163	0.1	5,189
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(h)	9.28%				9/1/2028	800	792	—	800
DISA Holdings Corp.+	One stop	SF +	5.00%	(h)	9.28%				9/1/2028	684	678	—	684
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(h)	9.28%				9/1/2028	605	600	—	605
DISA Holdings Corp.+(26)	Subordinated debt	SF +	8.50%	(h)	10.63%	cash/	2.00%	PIK	3/1/2029	106	105	—	106
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(h)(i)	9.27%				9/1/2028	587	581	—	587
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(h)	9.28%				9/1/2028	34	32	—	34
Eclipse Buyer, Inc.+	One stop	SF +	4.50%	(h)	8.68%				9/1/2031	14,283	14,162	0.4	14,283
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(59)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	$—	$(10)	—%	$—
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	9.75%				4/1/2028	2,126	2,113	0.1	2,084
Eliassen Group, LLC+	One stop	SF +	5.75%	(h)	9.91%				4/1/2028	144	142	—	140
IG Investments Holdings, LLC*+	One stop	SF +	5.00%	(i)	9.31%				9/1/2028	12,877	12,835	0.3	12,877
IG Investments Holdings, LLC+	One stop				N/A(6)				9/1/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.*+(26)	One stop	SF +	6.00%	(i)	6.90%	cash/	3.50%	PIK	11/1/2030	33,978	33,622	0.8	31,939
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(26)	One stop	SF +	6.00%	(i)	6.50%	cash/	3.50%	PIK	11/1/2030	790	786	—	743
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(26)	One stop	SF +	6.00%	(i)	6.50%	cash/	3.50%	PIK	11/1/2030	292	285	—	264
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(i)	9.70%				12/1/2026	14,234	14,209	0.4	14,234
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.70%				12/1/2026	2,416	2,411	0.1	2,416
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.70%				12/1/2026	695	694	—	695
PlanSource Holdings, Inc.+	One stop				N/A(6)				12/1/2026	—	—	—	—
Procure Acquireco, Inc.*+	One stop	SF +	4.75%	(i)	8.75%				12/1/2028	24,667	24,708	0.6	24,667
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	8.75%				12/1/2028	1,135	1,134	—	1,135
Procure Acquireco, Inc.+	One stop				N/A(6)				12/1/2028	—	—	—	—
Procure Acquireco, Inc.+(5)	One stop				N/A(6)				12/1/2028	—	(65)	—	—
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(i)	8.75%				12/1/2028	3,462	3,448	0.1	3,462
Teaching Company, The+	One stop	SF +	5.75%	(i)	10.21%				1/1/2026	12,290	12,290	0.3	12,290
Teaching Company, The+	One stop	P +	4.75%	(a)	12.00%				1/1/2026	50	50	—	50
Varicent Intermediate Holdings Corporation+(8)(12)(26)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	8/1/2031	52,117	51,506	1.3	52,117
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(78)	—	—
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(53)	—	—
										210,405	208,863	5.3	208,208
Real Estate Management & Development
Inhabit IQ Inc.+	One stop	SF +	4.50%	(h)	8.66%				01/2032	6,873	6,857	0.2	6,873
Inhabit IQ Inc.+(5)	One stop				N/A(6)				01/2032	—	(3)	—	—
Inhabit IQ Inc.+(5)	One stop				N/A(6)				01/2032	—	(4)	—	—
MRI Software, LLC*+	One stop	SF +	4.75%	(i)	8.75%				02/2028	32,733	32,856	0.8	32,733
MRI Software, LLC*+	One stop	SF +	4.75%	(i)	8.75%				02/2028	13,019	13,083	0.3	13,019
MRI Software, LLC+	One stop	SF +	4.75%	(i)	8.75%				02/2028	316	308	—	316
MRI Software, LLC+	One stop	SF +	4.75%	(i)	8.75%				02/2028	9,830	9,762	0.3	9,830
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				08/2028	6,084	5,839	0.2	6,084
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				08/2028	28,080	28,278	0.7	28,080
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	8.62%				08/2028	11,640	11,773	0.3	11,640
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	8.62%				08/2028	2,826	3,041	0.1	2,826
RPL Bidco Limited+(8)(9)(10)	One stop				N/A(6)				02/2028	—	—	—	—
										111,401	111,790	2.9	111,401
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	5.25%	(i)	9.40%				04/2027	28,632	28,608	0.7	28,345
Internet Truckstop Group, LLC*+	One stop	SF +	5.25%	(i)	9.40%				04/2027	12,553	12,496	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop				N/A(6)				04/2027	—	(2)	—	(3)
VRS Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	9.08%				07/2032	1,491	1,484	—	1,491
VRS Buyer, Inc.+(5)	Senior secured				N/A(6)				07/2032	—	(1)	—	—
VRS Buyer, Inc.+(5)	Senior secured				N/A(6)				07/2032	—	(1)	—	—
										42,676	42,584	1.0	42,260

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.+	One stop	SF +	4.50%	(i)	8.70%				06/2029	$58,322	$58,485	1.5%	$58,322
Anaplan, Inc.+	One stop				N/A(6)				06/2028	—	—	—	—
Appfire Technologies, LLC*+	One stop	SF +	5.00%	(i)	9.00%				03/2028	57,223	57,151	1.4	56,651
Appfire Technologies, LLC+	One stop	SF +	5.00%	(i)	9.00%				03/2028	100	98	—	95
Appfire Technologies, LLC+	One stop	SF +	5.00%	(i)	9.00%				03/2028	222	197	—	203
Appfire Technologies, LLC+(5)	One stop				N/A(6)				03/2028	—	(88)	—	(266)
Aras Corporation+	One stop	SF +	5.00%	(i)	9.00%				04/2029	28,451	28,472	0.7	28,451
Aras Corporation+	One stop	SF +	5.00%	(i)	9.00%				04/2029	1,565	1,552	—	1,565
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.22%				06/2029	5,846	5,365	0.2	5,846
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	9.22%				06/2029	3,049	2,735	0.1	3,049
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.00%				07/2030	24,851	24,712	0.6	24,851
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.00%				07/2030	1,629	1,624	0.1	1,629
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(i)	9.00%				07/2030	1,577	1,573	0.1	1,577
Artifact Bidco, Inc.+	One stop	SF +	4.25%	(i)	8.25%				05/2031	1,489	1,476	—	1,489
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2031	—	(2)	—	—
Artifact Bidco, Inc.+	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.31%	cash/	3.25%	PIK	07/2027	11,019	11,038	0.3	11,019
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.31%	cash/	3.25%	PIK	07/2027	1,981	1,977	0.1	1,981
Auvik Networks Inc.+(8)(12)(26)	One stop	SF +	6.25%	(i)	7.31%	cash/	3.25%	PIK	07/2027	1,009	1,007	—	1,009
Auvik Networks Inc.+(8)(12)	One stop				N/A(6)				07/2027	—	—	—	—
Azul Systems, Inc.*	Senior secured	SF +	4.50%	(i)	8.65%				04/2027	9,492	9,601	0.2	9,492
Azul Systems, Inc.+	Senior secured				N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(h)	10.16%				03/2031	973	963	—	973
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(h)	10.16%				03/2031	428	423	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC+(26)	One stop	SF +	6.25%	(i)	7.19%	cash/	3.38%	PIK	05/2031	4,200	4,200	0.1	4,200
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(3)	—	—
Bayshore Intermediate #2, L.P.+	One stop	SF +	5.00%	(i)	9.00%				10/2027	95	93	—	95
Bayshore Intermediate #2, L.P.+(26)	One stop	SF +	5.50%	(i)	6.50%	cash/	3.00%	PIK	10/2028	124,185	124,126	3.1	124,185
BestPass, Inc.*+	One stop	SF +	4.75%	(h)	8.91%				08/2031	52,338	52,119	1.3	52,338
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(22)	—	—
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(29)	—	—
Bloomerang, LLC+(26)	One stop	SF +	6.50%	(i)	7.00%	cash/	3.50%	PIK	12/2029	4,142	4,172	0.1	4,142
Bloomerang, LLC+(26)	One stop	SF +	6.50%	(i)	7.00%	cash/	3.50%	PIK	12/2029	414	405	—	414
Bloomerang, LLC+	One stop	SF +	6.00%	(i)	11.13%				12/2029	58	58	—	58
Blue Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(d)	7.04%				05/2032	5,340	5,130	0.1	5,340
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				05/2032	9,268	9,204	0.2	9,268
Blue Bidco Limited+(8)(9)(10)	One stop				N/A(6)				05/2032	—	—	—	—
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(j)	9.26%				05/2032	1,338	1,332	—	1,338
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(i)	9.26%				05/2032	2,749	2,749	0.1	2,749
Bottomline Technologies, Inc.+(5)	One stop				N/A(6)				05/2028	—	(4)	—	—
Bottomline Technologies, Inc.+	One stop	SF +	4.50%	(i)	8.50%				05/2029	45,696	45,473	1.2	45,696
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.16%				10/2029	77,997	77,892	2.0	77,997
Bullhorn, Inc.*+	One stop	SF +	5.00%	(h)	9.16%				10/2029	3,190	3,220	0.1	3,190
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.16%				10/2029	1,643	1,661	0.1	1,643
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.16%				10/2029	736	734	—	736
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.16%				10/2029	587	585	—	587
Bullhorn, Inc.+	One stop	SF +	5.00%	(h)	9.16%				10/2029	68	66	—	68
Burning Glass Intermediate Holdings Company, Inc.*	One stop	SF +	5.00%	(i)	9.15%				06/2028	11,232	11,211	0.3	11,232

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Burning Glass Intermediate Holdings Company, Inc.+	One stop	SF +	5.00%	(j)	9.43%				06/2026	$154	$154	—%	$154
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	10.14%				01/2029	8,332	8,282	0.2	8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	10.14%				01/2029	2,204	2,178	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop				N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.70%				04/2027	73,921	73,965	1.9	73,921
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.70%				04/2027	5,432	5,485	0.1	5,432
Calabrio, Inc.+	One stop	SF +	5.50%	(i)	9.70%				04/2027	202	201	—	202
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.47%				08/2030	5,440	5,140	0.1	5,440
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	9.47%				08/2030	1,065	1,006	—	1,065
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.05%				08/2030	331	324	—	331
Camelia Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(25)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.25%				07/2031	51,465	51,064	1.3	51,465
CB Buyer, Inc.+(5)	One stop				N/A(6)				07/2031	—	(43)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.25%				07/2031	562	503	—	562
Coupa Holdings, LLC+	One stop	SF +	5.25%	(i)	9.56%				02/2030	31,639	31,390	0.8	31,639
Coupa Holdings, LLC+(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop				N/A(6)				02/2030	—	(16)	—	—
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(h)	10.91%				11/2030	10,857	10,828	0.3	10,857
Crewline Buyer, Inc.+(5)	One stop				N/A(6)				11/2030	—	(1)	—	—
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(h)	8.91%				10/2028	39,052	39,035	1.0	39,052
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(h)	8.91%				10/2028	3,293	3,272	0.1	3,293
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(h)	8.91%				10/2028	196	196	—	196
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(h)	8.91%				10/2028	133	118	—	133
Daxko Acquisition Corporation+(5)	One stop				N/A(6)				10/2028	—	(8)	—	—
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				09/2031	8,534	8,141	0.2	8,492
Denali Bidco Limited+(8)(9)(10)(26)	Subordinated debt	N/A			11.20%	PIK			09/2032	100	99	—	99
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.08%				09/2031	6,782	6,318	0.2	6,747
Denali Bidco Limited+(8)(9)(10)(26)	Subordinated debt	N/A			9.80%	PIK			09/2032	152	150	—	150
Denali Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(3)	—	(4)
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.20%				08/2030	8,985	8,970	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.20%				08/2030	1,541	1,531	—	1,541
Diligent Corporation+(5)	One stop				N/A(6)				08/2030	—	(9)	—	—
Diligent Corporation+	One stop	SF +	5.00%	(i)	9.20%				08/2030	103	97	—	103
Einstein Parent, Inc.+	One stop	SF +	6.50%	(i)	10.83%				01/2031	9,063	8,902	0.2	9,063
Einstein Parent, Inc.+(5)	One stop				N/A(6)				01/2031	—	(17)	—	—
Espresso Bidco, Inc.+(26)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	03/2032	18,396	18,145	0.5	18,396
Espresso Bidco, Inc.+(5)	One stop				N/A(6)				03/2032	—	(35)	—	—
Espresso Bidco, Inc.+(5)	One stop				N/A(6)				03/2032	—	(31)	—	—
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	8.75%				09/2030	4,869	4,770	0.1	4,869
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	8.75%				09/2030	4,438	4,402	0.1	4,438
Evergreen IX Borrower 2023, LLC+(5)	One stop				N/A(6)				10/2029	—	(10)	—	—
FirstUp, Inc.+	One stop	SF +	6.75%	(i)	10.75%				07/2027	13,126	13,110	0.3	12,994
FirstUp, Inc.+	One stop	SF +	6.75%	(i)	10.75%				07/2027	1,251	1,244	—	1,239
FirstUp, Inc.+(5)	One stop				N/A(6)				07/2027	—	(1)	—	(2)
Flexera Software, LLC+	One stop				N/A(6)				08/2032	—	—	—	—
Flexera Software, LLC+	One stop	SF +	4.75%	(i)	8.96%				08/2032	1,401	1,399	—	1,397
Flexera Software, LLC+(9)	One stop	E +	4.75%	(b)	6.63%				08/2032	496	494	—	495
Gainsight, Inc.+	One stop	SF +	6.25%	(i)	10.60%				07/2027	14,171	14,198	0.4	14,171

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gainsight, Inc.+(5)	One stop				N/A(6)				07/2027	$—	$(1)	—%	$—
GS Acquisitionco, Inc.*+	One stop	SF +	5.25%	(i)	9.25%				05/2028	121,457	121,717	3.0	120,850
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.25%				05/2028	122	121	—	121
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.25%				05/2028	180	178	—	177
GTIV, LLC*+	One stop	SF +	4.75%	(h)	8.91%				02/2029	71,983	71,638	1.8	71,983
GTIV, LLC+(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	9,064	8,949	0.2	9,064
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	5,320	5,314	0.1	5,320
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	3,478	3,453	0.1	3,478
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	1,038	1,026	—	1,038
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	636	634	—	636
GTY Technology Holdings, Inc.+(26)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	443	443	—	443
GTY Technology Holdings, Inc.+	One stop	SF +	6.00%	(i)	10.00%				07/2029	324	308	—	324
Gurobi Optimization, LLC+	One stop	SF +	4.50%	(i)	8.50%				09/2031	49,465	49,045	1.3	49,465
Gurobi Optimization, LLC+(5)	One stop				N/A(6)				09/2031	—	(37)	—	—
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(b)	6.62%				02/2031	788	719	—	796
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(b)	6.62%				02/2031	525	480	—	530
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(b)	6.66%				08/2030	15	12	—	15
Hornet Security Holding GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.80%				02/2031	109	104	—	112
Hyland Software, Inc.*+	One stop	SF +	5.00%	(h)	9.16%				09/2030	46,767	47,448	1.2	46,767
Hyland Software, Inc.+	One stop				N/A(6)				09/2029	—	—	—	—
Icefall Parent, Inc.+	One stop	SF +	4.50%	(i)	8.81%				01/2030	3,184	3,174	0.1	3,184
Icefall Parent, Inc.+(5)	One stop				N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.*+(26)	One stop	SF +	5.75%	(i)	10.07%				08/2028	12,478	12,431	0.3	11,854
ICIMS, Inc.+	One stop	SF +	5.75%	(i)	10.07%				08/2028	90	87	—	74
IQN Holding Corp. *+(26)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	22,897	22,943	0.6	22,897
IQN Holding Corp. +	One stop	SF +	5.25%	(i)	9.25%				05/2028	108	108	—	108
IQN Holding Corp. +(26)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	4,046	4,009	0.1	4,046
Island Bidco AB+(8)(9)(17)(26)	One stop	E +	7.25%	(c)	2.04%	cash/	7.25%	PIK	07/2028	12,125	11,001	0.3	12,125
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	4,961	4,958	0.1	4,961
Island Bidco AB+(8)(17)(26)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	3,660	3,639	0.1	3,660
Island Bidco AB+(5)(8)(9)(17)	One stop				N/A(6)				07/2028	—	(1)	—	—
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(j)	10.59%				07/2028	88	87	—	88
Kairos Bidco Limited+	One stop	SF +	4.75%	(i)	8.75%				07/2032	10	10	—	10
Kairos Bidco Limited+	One stop	SF +	4.75%	(i)	8.75%				07/2032	604	601	—	601
Kairos Bidco Limited+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Kairos Bidco Limited+	One stop	SF +	4.75%	(i)	8.75%				07/2032	91	90	—	90
LeadsOnline, LLC+	One stop	SF +	4.50%	(i)	8.79%				02/2028	12,917	13,038	0.3	12,917
LeadsOnline, LLC+	One stop	SF +	4.50%	(i)	8.79%				02/2028	2,280	2,301	0.1	2,280
LeadsOnline, LLC+	One stop	SF +	4.50%	(i)	8.50%				02/2028	661	660	—	661
LeadsOnline, LLC+(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	4.75%	(c)	6.75%				12/2031	20,056	17,727	0.5	20,056
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				06/2031	—	(29)	—	—
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				12/2031	—	(96)	—	—
LogicMonitor, Inc.+	One stop	SF +	5.50%	(i)	9.81%				11/2031	53,749	53,455	1.4	53,749
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(37)	—	—
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.32%				12/2029	10,668	10,409	0.3	10,588
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.32%				12/2029	1,616	1,481	0.1	1,604
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.32%				12/2029	832	765	—	826
Matrix42 Holding GMBH+(5)(8)(9)(19)	One stop				N/A(6)				06/2029	—	(1)	—	(2)
Matrix42 Holding GMBH+(8)(19)	One stop				N/A(6)				06/2029	—	—	—	—
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.31%				12/2029	2,041	2,005	0.1	2,025
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.25%	(c)	7.28%				11/2031	$17,267	$15,340	0.4%	$17,267
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.25%	(i)	9.45%				11/2031	11,017	10,872	0.3	11,017
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.25%	(c)	7.28%				11/2031	140	93	—	140
Metatiedot Bidco Oy & Metatiedot US, LLC+(5)(8)(9)(16)	One stop				N/A(6)				11/2030	—	(41)	—	—
Mindbody, Inc.+	One stop	SF +	6.00%	(i)	10.46%				09/2027	61,966	61,966	1.6	61,966
Mindbody, Inc.+	One stop	SF +	6.00%	(i)	10.46%				09/2027	2,134	2,134	0.1	2,134
Mindbody, Inc.+	One stop				N/A(6)				09/2027	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.76%				12/2028	30,751	30,664	0.8	30,137
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	9.76%				12/2028	2,893	2,896	0.1	2,835
Ministry Brands Holdings LLC+(5)	One stop				N/A(6)				12/2027	—	(3)	—	(6)
MYOB Invest Co Pty Ltd+(8)(9)(11)(26)	One stop	A +	5.75%	(e)	6.33%	cash/	3.00%	PIK	06/2030	36,379	35,400	0.9	36,379
Navex TopCo, Inc.+	One stop	SF +	5.25%	(h)	9.41%				11/2030	5,329	5,408	0.1	5,329
Navex TopCo, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)(26)	Senior secured	SF +	1.00%	(i)	5.10%	PIK			09/2026	184	121	—	67
Onit, Inc.+	One stop	SF +	4.75%	(i)	9.06%				01/2032	5,415	5,367	0.1	5,428
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(7)	—	—
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(11)	—	—
Onit, Inc.+	One stop	SF +	4.50%	(i)	8.50%				01/2032	1,448	1,444	—	1,444
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.75%	(c)	7.75%				11/2029	2,316	2,087	0.1	2,327
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.00%	(c)	7.00%				11/2029	347	289	—	347
Panzura, LLC+(26)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	132	123	—	120
Personify, Inc.+	One stop	SF +	4.75%	(i)	8.75%				09/2028	16,676	16,611	0.4	16,676
Personify, Inc.*	One stop	SF +	4.75%	(i)	8.75%				09/2028	12,337	12,270	0.3	12,337
Personify, Inc.*+	One stop	SF +	4.75%	(i)	8.75%				09/2028	8,751	8,702	0.2	8,751
Personify, Inc.+	One stop				N/A(6)				09/2028	—	—	—	—
Pineapple German Bidco GMBH+(8)(19)(26)	One stop	SF +	5.25%	(i)	9.24%	PIK			01/2031	15,046	14,915	0.4	15,046
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	5,300	4,554	0.1	5,300
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	1,139	1,039	—	1,139
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	353	318	—	353
Pineapple German Bidco GMBH+(8)(19)(26)	One stop	SF +	5.25%	(i)	9.24%	PIK			01/2031	77	75	—	77
Pineapple German Bidco GMBH+(8)(9)(19)(26)	One stop	E +	5.25%	(c)	7.25%	PIK			01/2031	78	71	—	78
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(55)	—	—
PING Identity Holding Corp.+	One stop	SF +	4.75%	(i)	8.75%				10/2029	14,993	14,963	0.4	14,993
PING Identity Holding Corp.+(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(26)	One stop	SF +	7.50%	(i)	11.70%	PIK			08/2029	6,738	6,553	0.2	6,671
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.20%	cash/	1.50%	PIK	08/2029	4,025	3,933	0.1	3,985
Pluralsight, LLC+(26)	One stop	SF +	4.50%	(i)	7.20%	cash/	1.50%	PIK	08/2029	2,013	2,013	0.1	1,993
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(10)
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(25)
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.50%				09/2028	6,014	6,023	0.2	6,014
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.50%				09/2028	4,240	4,223	0.1	4,240
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.50%				09/2028	2,864	2,847	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(i)	10.50%				09/2028	1,203	1,199	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(h)(i)	10.57%				09/2028	108	108	—	108
QAD, Inc.*+	One stop	SF +	4.75%	(h)	8.91%				11/2027	42,819	43,243	1.1	42,819
QAD, Inc.+(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.49%				06/2029	7,332	7,279	0.2	7,332

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.45%				06/2029	$4,428	$4,395	0.1%	$4,428
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(i)	9.45%				06/2029	4,316	4,302	0.1	4,316
Quant Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.45%				06/2029	230	227	—	230
Quant Buyer, Inc.+(5)	One stop				N/A(6)				06/2029	—	(41)	—	—
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.05%	(f)	7.47%	cash/	2.55%	PIK	07/2029	21,404	19,591	0.5	21,404
Rainforest Bidco Limited+(8)(10)(26)	One stop	SF +	6.05%	(g)	7.68%	cash/	2.55%	PIK	07/2029	3,762	3,742	0.1	3,762
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.80%	(f)	7.97%	cash/	2.80%	PIK	07/2029	3,580	3,360	0.1	3,580
Rainforest Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.05%	(f)	7.47%	cash/	2.55%	PIK	07/2029	1,573	1,430	—	1,573
Rainforest Bidco Limited+(8)(10)(26)	One stop	SF +	6.18%	(g)	8.12%	cash/	2.18%	PIK	07/2029	1,002	1,002	—	1,002
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(7)	—	—
Rainforest Bidco Limited+(8)(10)(26)	One stop	SF +	5.93%	(g)	8.12%	cash/	1.93%	PIK	07/2029	700	700	—	700
Riskonnect Parent, LLC*+	One stop	SF +	4.75%	(j)	8.62%				12/2028	45,168	45,548	1.1	44,717
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.62%				12/2028	2,119	2,134	0.1	2,099
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.62%				12/2028	815	809	—	807
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.62%				12/2028	573	566	—	567
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.62%				12/2028	77	74	—	68
Riskonnect Parent, LLC+(5)	One stop				N/A(6)				12/2028	—	(8)	—	(10)
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(h)	10.41%				05/2027	13,056	12,990	0.3	13,056
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(h)	10.51%				05/2027	7,616	7,608	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop				N/A(6)				05/2027	—	—	—	—
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(h)	10.41%				05/2027	2,000	1,991	0.1	2,000
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	6.78%				07/2029	53,648	47,198	1.4	53,648
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.04%				07/2029	4,383	3,981	0.1	4,395
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	6.96%				07/2029	1,616	1,491	0.1	1,620
Sonatype, Inc.+	One stop	SF +	5.50%	(h)	9.75%				01/2028	69,460	69,555	1.8	69,460
Sonatype, Inc.+	One stop				N/A(6)				01/2028	—	—	—	—
Spark Bidco Limited+(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited+(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited+(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited+(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spartan Buyer Acquisition Co.*+(26)	One stop	SF +	7.50%	(i)	10.70%	cash/	1.00%	PIK	06/2027	44,709	44,567	1.1	44,261
Spartan Buyer Acquisition Co.+(26)	One stop	SF +	7.50%	(i)	10.70%	cash/	1.00%	PIK	06/2027	2,851	2,828	0.1	2,822
Spartan Buyer Acquisition Co.+(5)(26)	One stop	P +	6.50%	(a)	12.75%	cash/	1.00%	PIK	06/2027	2	(1)	—	(2)
Telesoft Holdings LLC*+	One stop	SF +	5.75%	(h)	10.01%				12/2026	20,963	21,081	0.5	20,963
Telesoft Holdings LLC+	One stop	SF +	6.25%	(h)	10.51%				12/2026	1,417	1,420	—	1,417
Telesoft Holdings LLC+	One stop	SF +	5.75%	(h)	10.01%				12/2026	37	36	—	37
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(i)	10.35%				07/2028	4,800	4,784	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.76%	cash/	1.00%	PIK	06/2027	4,226	4,222	0.1	3,297
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.76%	cash/	1.00%	PIK	06/2027	1,122	1,122	—	875
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.76%	cash/	1.00%	PIK	06/2027	701	701	—	547
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.76%	cash/	1.00%	PIK	06/2027	536	535	—	418
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.76%	cash/	1.00%	PIK	06/2027	194	194	—	151
TI Intermediate Holdings, LLC+(26)	Senior secured	SF +	5.50%	(h)	8.76%	cash/	1.00%	PIK	06/2027	91	91	—	70
Togetherwork Holdings, LLC*+	One stop	SF +	5.25%	(h)	9.41%				05/2031	27,693	27,653	0.7	27,416
Togetherwork Holdings, LLC+	One stop	SF +	5.25%	(h)	9.41%				05/2031	694	665	—	647
Togetherwork Holdings, LLC+(5)	One stop				N/A(6)				05/2031	—	(14)	—	(24)
Transform Bidco Limited+(8)(10)	One stop	SF +	6.75%	(i)	10.53%				01/2031	5,444	5,514	0.1	5,444
Transform Bidco Limited+(8)(10)	One stop	SF +	6.75%	(i)	10.53%				01/2031	4,339	4,261	0.1	4,339
Transform Bidco Limited+(8)(9)(10)(26)	One stop	A +	6.75%	(e)	7.62%	cash/	2.75%	PIK	01/2031	4,057	3,966	0.1	4,057
Transform Bidco Limited+(8)(9)(10)(26)	One stop	SN +	6.75%	(f)	7.97%	cash/	2.75%	PIK	01/2031	644	606	—	644

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				06/2030	$—	$(2)	—%	$—
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(73)	—	—
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(33)	—	—
Tricentis Operations Holdings, Inc.+(26)	One stop	SF +	6.25%	(i)	5.61%	cash/	4.88%	PIK	02/2032	7,741	7,707	0.2	7,741
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(4)	—	—
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(7)	—	—
Vantage Bidco GMBH+(8)(9)(19)(26)	One stop	E +	6.25%	(c)	8.25%	PIK			04/2031	9,226	8,393	0.2	9,226
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(11)	—	—
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.50%	(d)	7.57%				07/2031	7,771	7,161	0.2	7,790
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.82%				07/2031	4,143	3,835	0.1	4,143
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.00%				09/2027	27,095	26,661	0.6	24,385
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.15%				09/2027	2,933	2,913	0.1	2,683
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.00%				09/2027	988	985	—	889
Viper Bidco, Inc.+	One stop	SF +	4.75%	(i)	8.75%				11/2031	37,890	37,724	1.0	37,985
Viper Bidco, Inc.+(9)	One stop	SN +	4.75%	(f)	8.72%				11/2031	18,655	17,390	0.5	18,702
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(17)	—	—
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(21)	—	—
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(2)	—	(5)
WebPT, Inc.+	One stop	SF +	6.25%	(i)	10.55%				01/2028	927	920	—	778
Zendesk, Inc.+	One stop	SF +	5.00%	(i)	9.00%				11/2028	28,368	28,286	0.7	28,368
Zendesk, Inc.+	One stop	SF +	5.00%	(i)	9.00%				11/2028	2,179	2,164	0.1	2,179
Zendesk, Inc.+	One stop				N/A(6)				11/2028	—	—	—	—
										2,206,850	2,179,855	55.3	2,197,567
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(j)	9.62%				02/2028	23,180	23,008	0.6	22,369
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	9.62%				02/2028	6,046	6,124	0.2	5,833
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	9.62%				02/2028	794	794	—	767
Ave Holdings III, Corp+(5)	One stop				N/A(6)				02/2028	—	(1)	—	(10)
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(i)	8.75%				02/2031	20,004	19,843	0.5	20,004
Biscuit Parent, LLC+(5)	One stop				N/A(6)				02/2031	—	(1)	—	—
Biscuit Parent, LLC+	One stop	SF +	4.75%	(i)	8.75%				02/2031	273	233	—	273
Cavender Stores L.P.*	Senior secured	SF +	5.00%	(i)	9.00%				10/2029	5,404	5,370	0.1	5,404
Consilio Midco Limited+(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.75%				04/2032	13,130	12,660	0.3	13,130
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(i)	9.04%				04/2032	10,689	10,639	0.3	10,689
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(i)	9.04%				04/2032	6,589	6,558	0.2	6,589
Consilio Midco Limited+(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited+(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited+(8)(9)(10)(26)	Subordinated debt	E +	7.50%	(d)	9.59%	PIK			04/2033	1,345	1,294	—	1,345
Consilio Midco Limited+(8)(10)(26)	Subordinated debt	SF +	7.50%	(j)	11.64%	PIK			04/2033	1,681	1,669	0.1	1,681
Consilio Midco Limited+(8)(10)(26)	Subordinated debt	SF +	7.50%	(i)	11.82%	PIK			04/2033	1	1	—	1
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	8.91%				06/2031	13,529	13,418	0.4	13,529
CVP Holdco, Inc.+	One stop	SF +	4.75%	(h)	8.91%				06/2031	776	761	—	776
CVP Holdco, Inc.+(5)	One stop				N/A(6)				06/2030	—	(11)	—	—
Cycle Gear, Inc.+	One stop	SF +	6.75%	(h)	11.01%				04/2026	46,304	45,655	1.2	46,304
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(i)	8.75%				12/2030	11,489	11,439	0.3	11,489
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(i)	8.75%				12/2030	306	300	—	306
PetVet Care Centers LLC*+	One stop	SF +	6.00%	(h)	10.16%				11/2030	4,692	4,726	0.1	4,317
PetVet Care Centers LLC+(5)	One stop				N/A(6)				11/2029	—	(2)	—	(6)
PetVet Care Centers LLC+(5)	One stop				N/A(6)				11/2030	—	(6)	—	—
Radiance Borrower, LLC+(26)	One stop	SF +	5.75%	(h)	7.16%	cash/	2.75%	PIK	06/2031	21,950	21,820	0.6	21,950
Radiance Borrower, LLC+	One stop	SF +	5.25%	(h)	9.41%				06/2031	205	191	—	205

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	$5,203	$5,207	0.1%	$5,216
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	3,479	3,454	0.1	3,505
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	1,845	1,832	0.1	1,859
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	1,543	1,533	—	1,559
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	902	884	—	909
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	672	667	—	676
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	535	533	—	536
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	496	493	—	498
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	349	347	—	350
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	340	338	—	341
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.75%				08/2028	575	569	—	575
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	269	268	—	270
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	248	246	—	249
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	168	168	—	168
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	171	170	—	173
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	153	153	—	154
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	112	111	—	112
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	104	104	—	104
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	85	84	—	85
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	78	78	—	79
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	634	630	—	636
Salon Lofts Group, LLC+(5)(26)	Second lien				N/A(6)				09/2029	—	(15)	—	21
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)				08/2028	—	(22)	—	—
Salon Lofts Group, LLC+(26)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	685	681	—	692
Salon Lofts Group, LLC+	Senior secured	SF +	5.25%	(i)	9.25%				08/2028	2,228	2,219	0.1	2,228
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*+	One stop	SF +	5.25%	(i)	9.25%				12/2029	32,072	31,844	0.8	31,751
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(9)	One stop	CA +	5.25%	(l)	7.70%				12/2029	7,733	7,858	0.2	7,655
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)	One stop				N/A(6)				12/2029	—	(69)	—	(33)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+	One stop	SF +	5.25%	(i)	9.25%				12/2028	236	231	—	230
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.44%	cash/	6.25%	PIK	10/2026	41,525	40,863	0.8	31,974
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.44%	cash/	6.25%	PIK	10/2026	3,013	2,939	0.1	2,320
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	5.34%	cash/	6.25%	PIK	10/2026	594	570	—	399
Titan Fitness, LLC+(26)	One stop	SF +	7.25%	(i)	6.81%	cash/	4.75%	PIK	10/2026	621	613	—	621
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	9.38%				03/2028	8,958	9,878	0.2	8,958
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	9.38%				03/2028	8,765	9,165	0.2	8,765
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop				N/A(6)				10/2029	—	(1)	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.00%	(h)	9.16%				10/2029	133	126	—	130
VSG Acquisition Corp. and Sherrill, Inc.*+	One stop	SF +	5.00%	(h)	9.16%				10/2029	16,264	15,942	0.4	16,183
										329,175	327,173	8.0	316,892

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(i)	10.15%				03/2028	$2,347	$2,329	0.1%	$1,643
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(i)	10.15%				03/2028	1,170	1,161	—	819
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(i)	10.15%				03/2028	1,027	1,020	—	720
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	9,950	9,950	0.2	9,478
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	3,997	3,997	0.1	3,808
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	2,058	2,058	0.1	1,960
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	683	683	—	651
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	312	312	—	298
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	299	299	—	285
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	120	120	—	115
Elite Sportswear, L.P.+(26)	Senior secured	SF +	7.50%	(i)	10.51%	cash/	1.25%	PIK	10/2025	4	4	—	4
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.65%				11/2026	9,105	9,068	0.2	9,127
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.65%				11/2026	6,310	6,284	0.2	6,325
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.65%				11/2026	977	973	—	979
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.65%				11/2026	877	873	—	880
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.65%				11/2026	615	613	—	617
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	9.65%				11/2026	2	—	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	10.77%				07/2029	1,289	1,289	—	1,289
Shoes For Crews Global, LLC+(26)	Senior secured	SF +	7.00%	(h)	6.27%	cash/	5.00%	PIK	07/2029	756	734	—	756
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	10.77%				07/2029	417	417	—	417
Shoes For Crews Global, LLC+(5)	Senior secured				N/A(6)				07/2029	—	(27)	—	—
										42,315	42,157	0.9	40,173
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	20,574	20,369	0.5	18,619
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	21,341	20,957	0.5	19,313
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.44%	cash/	3.25%	PIK	06/2028	6,334	6,201	0.2	5,765
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.09%	cash/	3.25%	PIK	06/2028	2,611	2,516	0.1	2,363
Marcone Yellowstone Buyer Inc.+(26)	One stop	SF +	7.00%	(i)	8.19%	cash/	3.25%	PIK	06/2028	6,836	6,562	0.2	6,187
										57,696	56,605	1.5	52,247
Transportation Infrastructure
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.16%				02/2032	7,408	7,366	0.2	7,334
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(6)	—	(11)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.16%				02/2032	1,467	1,459	—	1,452
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(5)	—	(9)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(h)	9.16%				02/2032	91	90	—	90
										8,966	8,904	0.2	8,856
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(i)	9.21%				06/2027	24,226	24,113	0.6	24,226
S.J. Electro Systems, LLC*+	Senior secured	SF +	4.75%	(i)	9.21%				06/2027	18,582	18,550	0.5	18,582
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.21%				06/2027	1,172	1,166	—	1,172
S.J. Electro Systems, LLC+(5)	Senior secured				N/A(6)				06/2027	—	(39)	—	—
S.J. Electro Systems, LLC+(5)	Senior secured				N/A(6)				06/2027	—	(2)	—	—
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(h)	9.01%				06/2027	180	179	—	180
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(h)	9.01%				06/2027	240	239	—	240
Vessco Midco Holdings, LLC*	One stop	SF +	4.75%	(h)(j)	8.93%				07/2031	22,500	22,313	0.6	22,500
Vessco Midco Holdings, LLC+	One stop	SF +	4.75%	(h)(j)	8.89%				07/2031	4,075	4,044	0.1	4,075
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)				07/2031	—	(21)	—	—
										70,975	70,542	1.8	70,975
Total non-controlled/non-affiliate company debt investments										8,064,825	7,974,174	200.3	7,978,756
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (23)(24)
Aerospace & Defense
PPW Aero Buyer, Inc.+	Preferred stock	N/A	N/A		02/2023	N/A	93	$948	—%	$672
Tronair Parent, Inc.+	Common stock	N/A	N/A		07/2021	N/A	—	40	—	98
								988	—	770
Air Freight & Logistics
RJW Group Holdings, Inc.+(25)	LLC units	N/A	N/A		11/2024	N/A	4,370	2,689	0.1	3,469

Auto Components
Arnott, LLC+	LP units	N/A	N/A		12/2024	N/A	—	350	—	314
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	30
								664	—	344
Automobiles
CAP-KSI Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	645	645	—	717
CAP-KSI Holdings, LLC+	Common stock	N/A	N/A		06/2024	N/A	645	—	—	167
CG Group Holdings, LLC+	LLC units	N/A	N/A		07/2021	N/A	1	983	—	718
Go Car Wash Parent, Corp.+(25)	Common stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	3,794	0.1	3,678
Go Car Wash Parent, Corp.+	Preferred stock	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	Common stock	N/A	N/A		11/2020	N/A	—	499	—	473
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	—	51	—	63
National Express Wash Parent Holdco, LLC+	LLC units	N/A	N/A		07/2022	N/A	1	103	—	176
POY Holdings, LLC+	LP interest	N/A	N/A		11/2022	N/A	446	820	—	483
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,421
Quick Quack Car Wash Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	215	215	—	270
Yorkshire Parent, Inc.+	LP interest	N/A	N/A		12/2023	N/A	—	544	—	626
								9,292	0.2	8,792
Beverages
Spindrift Beverage Co. Inc.+	LLC interest	N/A	N/A		02/2025	N/A	2	2,039	0.1	2,501

Biotechnology
Cobepa BlueSky Aggregator, SCSp+(25)	LP units	N/A	N/A		10/2023	N/A	4	40	—	45
Cobepa BlueSky Aggregator, SCSp+(25)	LLC units	N/A	15.00%	Non-Cash	04/2024	N/A	5	61	—	57
Cobepa BlueSky Aggregator, SCSp+	Common stock	N/A	N/A		12/2021	N/A	219	1,899	—	47
								2,000	—	149
Building Products
BECO Holding Company, Inc.+(25)	Common stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	20,273	0.5	20,736
BECO Holding Company, Inc.+	Common stock	N/A	N/A		11/2021	N/A	10	1,218	—	1,116
								21,491	0.5	21,852
Chemicals
Inhance Parent, Inc.+	LP interest	N/A	N/A		07/2018	N/A	—	124	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Inhance Parent, Inc.+	LP units	N/A	N/A	09/2025	N/A	12	$—	—%	$328
Inhance Parent, Inc.+	LP units	N/A	N/A	12/2021	N/A	12	7,284	—	—
							7,408	—	328
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	10/2021	N/A	773	836	—	993
CHA Vision Holdings, Inc.+	Warrant	N/A	N/A	01/2024	N/A	—	461	—	610
North Haven Stack Buyer, LLC	Preferred stock	N/A	N/A	07/2021	N/A	516	637	—	1,244
PT Intermediate Holdings III, LLC+	Preferred stock	N/A	N/A	12/2021	N/A	16	1,787	0.1	1,918
Radwell Parent, LLC+	Preferred stock	N/A	N/A	03/2022	N/A	4	477	—	467
							4,198	0.1	5,232
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A	04/2022	N/A	217	209	—	351
Packaging Coordinators Midco, Inc.+	LP units	N/A	N/A	09/2025	N/A	45	450	—	450
							659	—	801
Diversified Consumer Services
CHHJ Midco, LLC+(25)	LP interest	N/A	N/A	01/2021	N/A	27	311	—	428
CHVAC Services Investment, LLC+	Preferred stock	N/A	N/A	05/2024	N/A	105	267	—	453
DP Flores Holdings, LLC+	Preferred stock	N/A	N/A	09/2022	N/A	106	98	—	170
EMS LINQ, LLC+	Preferred stock	N/A	N/A	12/2021	N/A	761	758	—	236
EWC Growth Partners LLC+	Preferred stock	N/A	N/A	03/2020	N/A	—	12	—	—
FPG Intermediate Holdco, LLC+	LLC units	N/A	N/A	07/2025	N/A	18	6,655	0.2	6,637
HS Spa Holdings, Inc.+	Warrant	N/A	N/A	05/2022	N/A	729	732	—	587
Kodiak Buyer, LLC+	LP interest	N/A	N/A	08/2025	N/A	4	373	—	373
Liminex, Inc.+	Preferred stock	N/A	N/A	11/2020	N/A	17	633	—	410
NSG Buyer, Inc. +	Preferred stock	N/A	N/A	11/2022	N/A	3	2,992	0.1	4,203
PADI Holdco, Inc.+(25)	LLC interest	N/A	N/A	07/2017	N/A	1	945	0.1	1,392
Project Alpha Intermediate Holdings, Inc.+	Common stock	N/A	N/A	05/2025	N/A	327	1,359	0.1	1,410
Virginia Green Acquisition, LLC+	Preferred stock	N/A	N/A	12/2023	N/A	397	407	—	454
							15,542	0.5	16,753
Electric Utilities
Smart Energy Systems, Inc.+	Preferred stock	N/A	N/A	01/2025	N/A	18	96	—	458

Electrical Equipment
Wildcat TopCo, Inc.+	Preferred stock	N/A	N/A	12/2024	N/A	503	503	—	675

Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A	03/2014	N/A	—	372	—	168
Inventus Power, Inc.+	LLC units	N/A	N/A	04/2018	N/A	—	88	—	276
Inventus Power, Inc.+	Common stock	N/A	N/A	05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A	03/2014	N/A	—	—	—	—
							480	—	505
Food & Staples Retailing
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	217	—	271
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	0.1	1,421
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	6,591

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ruby Slipper Cafe LLC, The+	Warrant	N/A	N/A	06/2024	N/A	3	$47	—%	$53
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	85
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	54
							6,430	0.3	8,535
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	107	195	—	277
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	05/2023	N/A	6	14	—	14
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	01/2022	N/A	4	9	—	11
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	06/2022	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	2	4	—	5
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	3	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	LLC units	N/A	N/A	04/2024	N/A	21	73	—	66
Kodiak Cakes, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	—	557	0.1	1,914
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	07/2021	N/A	—	599	—	273
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	LP units	N/A	N/A	03/2024	N/A	—	31	—	42
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	312
Purfoods, LLC+	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	5,892
Zullas, L.C.+	Warrant	N/A	N/A	06/2025	N/A	—	250	—	250
							3,142	0.3	9,101
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LP interest	N/A	N/A	06/2019	N/A	—	98	—	96
Blue River Pet Care, LLC+	LP interest	N/A	N/A	08/2019	N/A	—	734	—	794
CCSL Holdings, LLC+	Preferred stock	N/A	N/A	12/2020	N/A	—	499	—	676
Centegix Intermediate II, LLC+	Preferred stock	N/A	N/A	08/2025	N/A	600	600	—	600
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	—	557	—	677
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	8	483	—	1,034
Isto Group, Inc.+(9)	LP units	N/A	N/A	09/2025	N/A	3	369	—	365
JHC Investment Intermediate Holdings, LLC+	LP units	N/A	N/A	03/2024	N/A	5,293	—	0.1	1,761
							3,340	0.1	6,003
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A	12/2015	N/A	2	1,099	0.1	2,207
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A	03/2017	N/A	1,632	2,235	0.2	5,684
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A	05/2021	N/A	889	1,023	0.1	3,651
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A	05/2016	N/A	2	1,119	—	1,154
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A	05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	Warrant	N/A	N/A	03/2021	N/A	180	192	—	140
CRH Healthcare Purchaser, Inc.+	Preferred stock	N/A	N/A	12/2018	N/A	531	456	—	824

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DCA Investment Holding, LLC(7)(25)	Preferred stock	N/A			8.00%	Non-Cash	12/2022	N/A	1,142	$659	—%	$—
DCA Investment Holding, LLC	LP units	N/A			N/A		12/2022	N/A	12	5	—	—
Emerge Intermediate, Inc.+	LLC units	N/A			N/A		02/2021	N/A	—	749	—	—
Emerge Intermediate, Inc.+	LLC units	N/A			N/A		02/2021	N/A	—	79	—	—
Emerge Intermediate, Inc.+	LLC units	N/A			N/A		02/2021	N/A	11	4	—	—
Encorevet Group LLC+	LLC units	N/A			N/A		05/2024	N/A	3	261	—	100
ERC Topco Holdings, LLC+	LLC units	N/A			N/A		03/2025	N/A	3	4,841	0.1	3,870
HP TLE Buyer, Inc.+	LP units	N/A			N/A		07/2025	N/A	450	450	—	450
Krueger-Gilbert Health Physics, LLC+	LP interest	N/A			N/A		05/2019	N/A	239	324	—	683
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A			N/A		06/2017	N/A	412	335	—	620
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	LLC units	N/A			N/A		05/2021	N/A	—	409	—	451
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A			N/A		08/2016	N/A	—	528	—	621
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A			N/A		08/2016	N/A	4	74	—	—
Pyramid Healthcare Acquisition Corp.+	Preferred stock	N/A			N/A		05/2021	N/A	257	310	—	380
Radiology Partners, Inc.+	LLC units	N/A			N/A		02/2018	N/A	11	68	—	94
Radiology Partners, Inc.+	LLC interest	N/A			N/A		09/2014	N/A	43	55	—	374
Sage Dental Management, LLC+	LLC units	N/A			N/A		10/2012	N/A	—	249	—	657
Sage Dental Management, LLC+	LLC units	N/A			N/A		10/2012	N/A	3	3	—	—
Southern Veterinary Partners, LLC+(25)	Preferred stock	N/A			10.00%	Non-Cash	12/2024	N/A	5	1,380	0.1	5,319
Southern Veterinary Partners, LLC+(25)	LP units	N/A			10.00%	Non-Cash	12/2024	N/A	—	265	—	442
Southern Veterinary Partners, LLC+	Preferred stock	N/A			N/A		12/2024	N/A	52	81	—	845
Southern Veterinary Partners, LLC+	LP interest	N/A			N/A		12/2024	N/A	4	15	—	70
Southern Veterinary Partners, LLC+(25)	LLC units	N/A			10.00%	Non-Cash	12/2024	N/A	—	14	—	52
Southern Veterinary Partners, LLC+(25)	LP interest	N/A			10.00%	Non-Cash	12/2024	N/A	—	3	—	4
Southern Veterinary Partners, LLC+	LLC units	N/A			N/A		12/2024	N/A	1	—	—	8
Southern Veterinary Partners, LLC+	LLC units	N/A			N/A		12/2024	N/A	—	—	—	1
Suveto Buyer, LLC+	Common stock	N/A			N/A		11/2021	N/A	8	727	—	573
										18,018	0.6	29,274
Healthcare Technology
Amberfield Acquisition Co.+	Preferred stock	N/A			N/A		05/2024	N/A	446	449	—	531
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	335
Connexin Software, Inc.+	Preferred stock	N/A			N/A		02/2024	N/A	12	16	—	27
HSI Halo Acquisition, Inc.+(25)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	127	—	258
HSI Halo Acquisition, Inc.+	Preferred stock	N/A			N/A		10/2019	N/A	—	14	—	156
Modernizing Medicine, Inc.+(25)	Warrant	N/A			13.00%	Non-Cash	04/2025	N/A	5	4,689	0.1	4,794
Symplr Software, Inc.+(25)	LLC units	N/A			11.00%	Non-Cash	10/2021	N/A	15	21,349	0.5	20,627
Symplr Software, Inc.+(25)	Common stock	SF +	10.50%	(i)	14.50%	Non-Cash	11/2018	N/A	3	6,594	0.2	7,498
Symplr Software, Inc.+(25)	Common stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,694	0.1	2,737
Symplr Software, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,621	0.1	1,601
Symplr Software, Inc.+	LP interest	N/A			N/A		09/2021	N/A	—	161	—	131

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Symplr Software, Inc.+	Common stock	N/A	N/A		11/2018	N/A	219	$237	—%	$756
Tebra Technologies, Inc.+	LP units	N/A	N/A		07/2022	N/A	348	2,824	0.1	4,942
Tebra Technologies, Inc.+	Preferred stock	N/A	N/A		03/2019	N/A	169	871	—	926
Tebra Technologies, Inc.+	Warrant	N/A	N/A		06/2017	N/A	53	162	—	—
Tebra Technologies, Inc.+	LP interest	N/A	N/A		09/2018	N/A	1	8	—	17
Veranex, Inc.+	LP units	N/A	N/A		08/2025	N/A	135	30	—	16
Veranex, Inc.+	LP units	N/A	N/A		08/2025	N/A	472	—	—	—
Veranex, Inc.+	LP units	N/A	N/A		08/2025	N/A	60	—	—	—
								42,074	1.1	45,352
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A		09/2017	N/A	5	603	—	416
Harri US LLC+	LP units	N/A	N/A		02/2022	N/A	119	892	—	731
Harri US LLC+	Common stock	N/A	N/A		10/2021	N/A	102	649	—	610
Harri US LLC+	LP interest	N/A	N/A		10/2021	N/A	34	171	—	204
Harri US LLC+	Preferred stock	N/A	N/A		10/2023	N/A	96	1,141	0.1	1,407
Harri US LLC+	LLC units	N/A	N/A		03/2024	N/A	9	69	—	137
Harri US LLC+	Warrant	N/A	N/A		02/2025	N/A	10	—	—	—
Harri US LLC+	Warrant	N/A	N/A		06/2025	N/A	9	107	—	123
LMP TR Holdings, LLC	LLC units	N/A	N/A		05/2013	N/A	712	712	—	—
Patriot Acquireco, LLC+	LP units	N/A	N/A		09/2025	N/A	450	450	—	450
PB Group Holdings, LLC+	Preferred stock	N/A	N/A		08/2024	N/A	383	886	—	946
Rooster BidCo Limited+(8)(10)	LLC units	N/A	N/A		03/2025	N/A	1,258	1,301	0.1	1,925
Saguaro Buyer, LLC+	LP units	N/A	N/A		07/2025	N/A	—	250	—	266
SSRG Holdings, LLC+	Warrant	N/A	N/A		11/2019	N/A	46	493	—	515
								7,724	0.2	7,730
Insurance
Majesco+(25)	Warrant	N/A	9.00%	Non-Cash	09/2020	N/A	—	592	—	668
Majesco+	Preferred stock	N/A	N/A		09/2020	N/A	97	94	—	321
Oakbridge Insurance Agency LLC+	Preferred stock	N/A	N/A		11/2023	N/A	20	404	—	506
								1,090	—	1,495
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A	N/A		12/2021	N/A	25	26,216	0.5	21,278
Revalize, Inc.+	Preferred stock	N/A	N/A		12/2021	N/A	15	15,735	0.3	12,771
Revalize, Inc.+	LP units	N/A	N/A		12/2022	N/A	11	11,050	0.2	8,334
Revalize, Inc.+	LP units	N/A	N/A		04/2022	N/A	4	4,285	0.1	3,171
								57,286	1.1	45,554
IT Services
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	LP interest	N/A	N/A		02/2020	N/A	804	2,398	0.2	8,624
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	LLC units	N/A	N/A		10/2020	N/A	211	931	0.1	2,262
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		07/2021	N/A	48	407	—	519
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	LLC interest	N/A	N/A		08/2020	N/A	277	779	0.1	2,818
Critical Start, Inc.+	LLC units	N/A	N/A		05/2022	N/A	343	379	—	158
Kentik Technologies, Inc.+	LP units	N/A	N/A		09/2021	N/A	509	2,933	0.1	2,944
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		11/2024	N/A	1	3	—	4
Netwrix Corporation+	Common stock	N/A	N/A		06/2022	N/A	7	19	—	18
Optimizely North America, Inc.+	LLC interest	N/A	N/A		10/2018	N/A	92	1,016	0.1	1,369

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Saturn Borrower Inc.+	LP interest	N/A	N/A		09/2020	N/A	520	$470	—%	$607
								9,335	0.6	19,323
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,930
Movement Holdings, LLC+(8)(10)	LP units	N/A	N/A		03/2024	N/A	—	152	—	87
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	82	141	—	116
WBZ Investment, LLC+	LLC units	N/A	N/A		09/2018	N/A	56	96	—	80
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	47	78	—	65
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	41	70	—	58
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	18	29	—	24
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	2	2	—	2
								778	0.1	2,362
Life Sciences Tools & Services
Celerion Buyer, Inc.+(25)	LLC interest	N/A	N/A		11/2022	N/A	1,302	1,096	—	727
Celerion Buyer, Inc.+	Common stock	N/A	N/A		11/2022	N/A	1,302	188	0.1	3,778
PAS Parent Inc.+	LLC units	N/A	N/A		12/2021	N/A	15	1,651	0.1	1,914
PAS Parent Inc.+	Preferred stock	N/A	N/A		03/2023	N/A	2	267	—	342
								3,202	0.2	6,761
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,632	—	928
W3 Co.+	Common stock	N/A	N/A		01/2019	N/A	—	224	—	224
								1,856	—	1,152
Paper & Forest Products
Messenger, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	8	667	—	853
Messenger, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	853
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	472
Cobalt Buyer Sub, Inc.+(25)	LP interest	N/A	13.75%	Non-Cash	10/2021	N/A	11	18,419	0.5	18,854
Cobalt Buyer Sub, Inc.+	LP interest	N/A	N/A		10/2021	N/A	—	246	—	100
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	Preferred stock	N/A	N/A		12/2024	N/A	3,372	3,372	0.1	3,608
								22,644	0.6	23,034
Professional Services
Eclipse Buyer, Inc.+(25)	LP units	N/A	12.50%	Non-Cash	09/2024	N/A	—	1,824	0.1	1,853
Enboarder, Inc.+(8)	LLC units	N/A	N/A		01/2022	N/A	83	859	—	537
Filevine, Inc.+	LP interest	N/A	N/A		04/2022	N/A	362	2,867	0.2	6,388
Filevine, Inc.+	LP units	N/A	N/A		04/2022	N/A	54	224	—	843
Filevine, Inc.+	LLC units	N/A	N/A		05/2024	N/A	21	176	—	373
Net Health Acquisition Corp.+	LP interest	N/A	N/A		12/2017	N/A	14	1,684	0.1	2,417
Procure Acquireco, Inc.+	LP interest	N/A	N/A		12/2021	N/A	—	901	—	1,199
								8,535	0.4	13,610
Real Estate Management & Development
Inhabit IQ Inc.+	LP interest	N/A	N/A		01/2018	N/A	2	528	—	587
SC Landco Parent, LLC+	Common stock	N/A	N/A		09/2022	N/A	2	274	—	266
								802	—	853
Road & Rail
Internet Truckstop Group, LLC+	Warrant	N/A	N/A		04/2019	N/A	554	587	—	352
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.+	LLC units	N/A			N/A		06/2022	N/A	962	$1,254	0.1%	$1,675
Aras Corporation+(25)	LLC units	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,212	0.1	2,435
Aras Corporation+	Common stock	N/A			N/A		04/2021	N/A	427	446	—	776
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	114
Auvik Networks Inc.+(8)(12)	LLC units	N/A			N/A		07/2021	N/A	37	405	—	584
Auvik Networks Inc.+(8)(12)	LP units	N/A			N/A		02/2023	N/A	4	46	—	66
Bayshore Intermediate #2, L.P.+	LLC units	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	7,482
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	—	1,037
Calabrio, Inc.+	Preferred stock	N/A			N/A		04/2021	N/A	134	0	—	0
CB Buyer, Inc.+	Preferred stock	N/A			N/A		07/2024	N/A	258	258	—	160
Cloudbees, Inc.+	LP interest	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,149
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	1,120
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	821
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	1,172
Denali Bidco Limited+(8)(10)	LP units	N/A			N/A		08/2023	N/A	431	312	—	732
Diligent Corporation+(25)	LP interest	N/A			10.50%	Non-Cash	04/2021	N/A	24	33,902	0.9	35,506
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	—	1,065
Energy Worldnet, LLC+(25)	Preferred stock	N/A			N/A		02/2025	N/A	50	52	—	54
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	305	661	—	242
FirstUp, Inc.+	LP units	N/A			N/A		03/2025	N/A	14	27	—	30
GS Acquisitionco, Inc.+(25)	LP interest	N/A			11.00%	Non-Cash	04/2021	N/A	35	50,596	1.3	52,892
GS Acquisitionco, Inc.+(25)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	6,447	0.2	6,572
GS Acquisitionco, Inc.+	Preferred stock	N/A			N/A		09/2021	N/A	1	363	—	341
GS Acquisitionco, Inc.+(25)	Preferred stock	SF +	10.50%	(i)	14.50%	Non-Cash	08/2023	N/A	—	139	—	138
GTY Technology Holdings, Inc.+	Common stock	N/A			N/A		07/2022	N/A	73	91	—	165
Gurobi Optimization, LLC+	LLC units	N/A			N/A		09/2024	N/A	—	709	—	775
Impartner, Inc.+	LP interest	N/A			N/A		10/2021	N/A	39	307	—	211
Kaseya Inc.+(25)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	2	3,700	0.1	3,635
Kaseya Inc.+	Common stock	N/A			N/A		06/2022	N/A	250	252	—	263
LogicMonitor, Inc.+	LLC units	N/A			N/A		12/2024	N/A	250	250	—	277
Menlo Ridgeview Co-Invest, LLC+(8)	LLC units	N/A			N/A		05/2025	N/A	931	954	—	996
Ministry Brands Holdings LLC+	Warrant	N/A			N/A		12/2021	N/A	799	774	—	613
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	LP interest	N/A			N/A		10/2019	N/A	6	17	—	17
Onit, Inc.+(25)	Common stock	N/A			N/A		09/2025	N/A	—	14	—	14
Panzura, LLC+	LLC units	N/A			N/A		03/2025	N/A	2	6	—	—
Personify, Inc.+	LLC interest	N/A			N/A		09/2018	N/A	879	1,396	0.1	2,241
Pluralsight, LLC+	Common stock	N/A			N/A		08/2024	N/A	1,988	3,663	0.1	3,512
QAD, Inc.+	LLC units	N/A			N/A		11/2021	N/A	1	1,186	—	1,004
QAD, Inc.+	LP interest	N/A			N/A		11/2021	N/A	68	134	—	279
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	161
RegEd Aquireco, LLC+	LLC units	N/A			N/A		07/2023	N/A	—	29	—	37
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(25)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	36,381	0.9	36,658

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC+	Preferred stock	N/A			N/A		11/2021	N/A	1,382	$1,414	0.1%	$1,393
Riskonnect Parent, LLC+(25)	LP units	SF +	10.50%	(i)	14.70%	Non-Cash	07/2022	N/A	—	1,067	—	1,074
Riskonnect Parent, LLC+(25)	LLC units	N/A			10.50%	Non-Cash	06/2024	N/A	—	56	—	61
Rokt Inc.+	LLC units	N/A			N/A		01/2025	N/A	20	683	—	763
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	344	1,028	0.1	2,007
SnapLogic, Inc.+	Common stock	N/A			N/A		09/2019	N/A	131	162	—	517
Spartan Buyer Acquisition Co.+	LP units	N/A			N/A		12/2020	N/A	1	794	—	412
Spartan Buyer Acquisition Co.+	LP units	N/A			N/A		12/2022	N/A	—	110	—	136
StrongDM, Inc.+	Preferred stock	N/A			N/A		05/2025	N/A	424	2,257	0.1	2,349
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	120
Templafy APS and Templafy, LLC+(8)(18)	Preferred stock	N/A			N/A		07/2022	N/A	—	82	—	21
Togetherwork Holdings, LLC+	Preferred stock	N/A			N/A		07/2024	N/A	307	1,342	0.1	1,376
Transform Bidco Limited+(8)(10)	LP units	N/A			N/A		04/2025	N/A	2,349	2,349	0.1	2,432
Tricentis Operations Holdings, Inc.+	Preferred stock	N/A			N/A		02/2025	N/A	40	40	—	44
Zendesk, Inc.+	LP units	N/A			N/A		11/2022	N/A	63	708	—	648
										171,971	4.6	181,374
Specialty Retail
Ave Holdings III, Corp+(25)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	15	20,613	0.4	15,226
Ave Holdings III, Corp+	Preferred stock	N/A			N/A		02/2022	N/A	2	1,737	—	157
Batteries Plus Holding Corporation+	LP interest	N/A			N/A		07/2016	N/A	10	1,287	0.1	1,399
Cycle Gear, Inc.+	LLC units	N/A			N/A		02/2016	N/A	2,002	481	—	356
Cycle Gear, Inc.+	Warrant	N/A			N/A		01/2023	N/A	75	75	—	160
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC units	N/A			N/A		12/2024	N/A	3	347	—	370
Metal Supermarkets US Buyer, LLC+(8)(12)	Preferred stock	N/A			N/A		12/2024	N/A	1	—	—	29
Salon Lofts Group, LLC+	Preferred stock	N/A			N/A		08/2022	N/A	—	137	—	111
VSG Acquisition Corp. and Sherrill, Inc.+	LP interest	N/A			N/A		04/2022	N/A	—	57	—	92
										24,734	0.5	17,900
Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+(25)	LLC interest	N/A			N/A		11/2015	N/A	20	239	—	292
Georgica Pine Clothiers, LLC+	Common stock	N/A			N/A		08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Common stock	N/A			N/A		06/2021	N/A	56	265	—	101
Shoes For Crews Global, LLC+	LLC units	N/A			N/A		06/2024	N/A	2	1,083	—	1,366
										1,587	—	1,761

Total non-controlled/non-affiliate company equity investments										453,851	12.2	485,008

Total non-controlled/non-affiliate company investments										8,428,025	212.5	8,463,764

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(28)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(26)	One stop	SF +	1.00%	(i)	5.00%	PIK			06/2027	$7,589	$7,071	0.1%	$2,732
Abita Brewing Co., L.L.C.+(7)(26)	Second lien	SF +	1.00%	(i)	5.00%	PIK			06/2027	5,224	3,725	—	210
Abita Brewing Co., L.L.C.+(26)	One stop	SF +	1.00%	(i)	5.13%	PIK			06/2027	2,748	2,748	0.1	2,274
										15,561	13,544	0.2	5,216
Energy, Equipment & Services
Benetech, Inc.+(7)(26)	One stop	SF +	1.00%	(i)	5.00%	PIK			08/2027	4,991	3,623	0.1	1,997
Benetech, Inc.+(7)(26)	One stop	SF +	1.00%	(i)	5.00%	PIK			08/2027	1,105	732	—	92
										6,096	4,355	0.1	2,089
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+(26)	One stop	SF +	6.00%	(i)	5.35%	cash/	5.00%	PIK	11/2029	2,847	2,847	0.1	2,847
G & H Wire Company, Inc.+	One stop				N/A(6)				11/2029	—	—	—	—
										2,847	2,847	0.1	2,847
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.40%				06/2026	12,729	12,703	0.3	12,729
Bayside Opco, LLC+(26)	Subordinated debt	SF +	10.00%	(i)	14.15%	PIK			06/2026	5,832	5,659	0.1	5,832
Bayside Opco, LLC+	One stop	SF +	7.25%	(i)	11.40%				06/2026	4,503	4,450	0.1	4,503
Bayside Opco, LLC+	One stop				N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(26)	One stop	SF +	5.25%	(i)	9.40%	PIK			09/2026	18,393	13,029	0.1	4,414
Elite Dental Partners LLC+(7)(26)	One stop	SF +	12.00%	(i)	16.15%	PIK			09/2026	11,500	7,226	0.1	3,335
Elite Dental Partners LLC+(26)	One stop	SF +	5.25%	(i)	9.40%	PIK			09/2026	1,982	1,982	0.1	1,982
Elite Dental Partners LLC+(26)	One stop	SF +	5.25%	(i)	9.40%	PIK			09/2026	961	961	—	961
Opening Day Borrower 111 LLC+(26)	One stop	SF +	6.25%	(i)	10.71%	PIK			05/2027	4,675	4,675	0.1	4,675
SPF Borrower LLC+(26)	One stop	SF +	6.25%	(i)	8.40%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+(26)	One stop	SF +	9.50%	(i)	13.65%	PIK			02/2028	8,625	8,625	0.2	8,625
SPF Borrower LLC+	One stop				N/A(6)				02/2028	—	—	—	—
										85,391	75,501	1.5	63,247
Life Sciences Tools & Services
Reaction Biology Corporation+(26)	One stop	SF +	4.75%	(i)	8.75%	PIK			03/2029	2,923	2,923	0.1	2,777
Reaction Biology Corporation+(26)	One stop	SF +	4.75%	(i)	8.75%	PIK			03/2029	839	839	—	839
										3,762	3,762	0.1	3,616
Multiline Retail
Fleet Farm Group, LLC+(26)	Senior secured	SF +	5.50%	(i)	9.81%	PIK			12/2026	5,405	5,405	0.1	5,242
Fleet Farm Group, LLC+	One stop	SF +	5.50%	(i)	9.70%				12/2026	3,245	3,245	0.1	3,180
										8,650	8,650	0.2	8,422
Personal Products
IMPLUS Footcare, LLC+(26)	One stop	SF +	6.00%	(i)	10.31%	PIK			10/2028	8,288	7,738	0.2	7,708
IMPLUS Footcare, LLC+(26)	One stop	SF +	6.00%	(i)	10.01%	PIK			10/2028	3,761	3,761	0.1	3,678
										12,049	11,499	0.3	11,386
Software
Switchfly LLC+(26)	One stop	N/A			1.00%	PIK			11/2027	1,830	1,830	—	1,651

Specialty Retail
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(i)	5.00%				06/2029	45,065	41,693	1.0	40,107
Chestnut Optical Midco, Inc.+(5)	One stop				N/A(6)				06/2029	—	—	—	(309)
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(i)	5.00%				06/2029	2,817	2,817	—	1,164
										47,882	44,510	1.0	40,962

Total non-controlled/affiliate company debt investments										184,068	166,498	3.5	139,436

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(23)(24)
Beverages
Abita Brewing Co., L.L.C.+	LP interest	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	LP units	N/A	N/A	11/2024	N/A	159	3,810	0.1	3,223

Healthcare Providers & Services
Bayside Opco, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	6	2,592	0.3	10,922
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LP units	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LP units	N/A	N/A	09/2024	N/A	181	21,172	0.5	18,561
Opening Day Borrower 111 LLC+	LP units	N/A	N/A	04/2023	N/A	181	7,836	—	—
SPF Borrower LLC+	Preferred stock	N/A	N/A	02/2024	N/A	—	9,347	0.3	12,653
							45,099	1.1	42,136
Life Sciences Tools & Services
Reaction Biology Corporation+	LLC units	N/A	N/A	03/2025	N/A	139	4,980	0.1	3,643

Multiline Retail
Fleet Farm Group, LLC	Preferred stock	N/A	N/A	12/2024	N/A	129	23,874	0.6	24,821

Personal Products
IMPLUS Footcare, LLC+	LLC units	N/A	N/A	07/2025	N/A	8,288	12,388	0.3	12,383

Software
Switchfly LLC+	Preferred stock	N/A	N/A	09/2018	N/A	98,370	2,321	—	486
Switchfly LLC+	Preferred stock	N/A	N/A	09/2024	N/A	7,275	5,375	0.2	6,002
Switchfly LLC+	Preferred stock	N/A	N/A	03/2022	N/A	950	950	—	643
							8,646	0.2	7,131
Specialty Retail
Chestnut Optical Midco, Inc.+	LP units	N/A	N/A	06/2024	N/A	189	53,764	1.5	60,990

Total non-controlled/affiliate company equity investments							152,561	3.9	154,327

Total non-controlled/affiliate company investments							319,059	7.4	293,763

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(29)
Debt investments
IT Services
MMan Acquisition Co.+(26)	One stop	N/A	8.00%	PIK		03/2026	$2,137	$2,137	0.1%	$2,030
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,209	1,209	—	1,209
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,300	1,300	—	1,300
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	376	376	—	376
Total controlled affiliate company debt investments							5,022	5,022	0.1	4,915

Equity investments(23)(24)
IT Services
MMan Acquisition Co.+	LP units	N/A	N/A		09/2024	N/A	—	7,832	0.2	6,947

Total controlled affiliate equity investments								7,832	0.2	6,947

Total controlled affiliate company investments								12,854	0.3	11,862

Total investments								8,759,938	220.2	8,769,389

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.00%	(30)				$23,093	0.6%	$23,093
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			3.97%	(30)				70,563	1.8	70,563
Total money market funds								93,656	2.4	93,656
Total investments and money market funds								$8,853,594	222.6%	$8,863,045

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2024 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of September 30, 2025, as the loan could have priced or repriced based on an index rate prior to September 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.25% as of September 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of September 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of September 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.10% as of September 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.58% as of September 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.97% as of September 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.24% as of September 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.13% as of September 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.98% as of September 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.85% as of September 30, 2025.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.56% as of September 30, 2025.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.45% as of September 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless noted otherwise. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of September 30, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 13.3% of the Company's total assets calculated in accordance with the 1940 Act.
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
September 30, 2025
(Dollar and share amounts in thousands)
(23) Equity investments are non-income producing securities unless otherwise noted.
(24) Ownership of certain equity investments occurs through a holding company or partnership.
(25) The Company holds an equity investment that is income producing.
(26) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2025.
(27) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(28) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2025	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,000	$11,690	$(9,725)	$(2,749)	$—	$5,216	$114
Bayside Opco, LLC	29,127	1,165	(156)	3,850	—	33,986	3,263
Benetech, Inc.	1,793	—	(189)	485	—	2,089	8
Chestnut Optical Midco, Inc.(c)	93,864	3,717	—	4,371	—	101,952	3,440
Elite Dental Partners LLC	11,696	1,145	—	(2,149)	—	10,692	223
Fleet Farm Group LLC	—	32,523	—	720	—	33,243	416
G & H Wire Company, Inc.	—	6,657	—	(587)	—	6,070	251
IMPLUS Footcare, LLC		23,769	—	—		23,769	238
Opening Day Borrower 111 LLC	24,936	12,900	(8,225)	(6,375)	—	23,236	303
Reaction Biology Corporation	—	10,426	(1,684)	(1,483)	—	7,259	182
SPF Borrower LLC	36,653	620	(328)	524	—	37,469	2,994
Switchfly LLC	7,313	2,547	(1,427)	349	—	8,782	26
Total Non-Controlled Affiliates	$211,382	$107,159	$(21,734)	$(3,044)	$—	$293,763	$11,458

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
(29) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the year ended September 30, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2025	Interest, dividend and fee income
MMan Acquisition Co.	$12,205	$490	$—	$(833)	$—	$11,862	$510
Total Controlled Affiliates	$12,205	$490	$—	$(833)	$—	$11,862	$510

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(30) The rate shown is the annualized seven-day yield as of September 30, 2025.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.~+	One stop	SF +	6.50%	(h)(i)	11.24%				02/2029	$34,377	$34,130	0.9%	$34,892
PPW Aero Buyer, Inc.+	One stop	SF +	5.50%	(i)	10.10%				02/2029	4,292	4,262	0.1	4,292
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				02/2029	—	(87)	—	—
PPW Aero Buyer, Inc.+	One stop	SF +	6.50%	(a)(h)(i)	12.20%				02/2029	52	51	—	52
										38,721	38,356	1.0	39,236
Airlines
Accelya Lux Finco S.A.R.L.<+(8)(13)(25)	One stop	SF +	7.00%	(i)	7.70%	cash/	4.00%	PIK	12/2026	8,903	8,808	0.2	8,547

Auto Components
Collision SP Subco, LLC<+	One stop	SF +	5.50%	(i)	10.75%				01/2030	886	875	—	886
Collision SP Subco, LLC+	One stop	SF +	5.50%	(h)(j)	10.36%				01/2030	162	157	—	162
Collision SP Subco, LLC+	One stop	SF +	5.50%	(i)	10.75%				01/2030	14	13	—	14
Covercraft Parent III, Inc.&+	Senior secured	SF +	4.50%	(i)	9.97%				08/2027	6,826	6,781	0.2	6,621
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(h)	9.45%				08/2027	1,381	1,360	—	1,339
Covercraft Parent III, Inc.+	Senior secured	SF +	4.50%	(h)	9.62%				08/2027	60	56	—	54
North Haven Falcon Buyer, LLC<+(25)	One stop	SF +	8.00%	(i)	8.12%	cash/	5.00%	PIK	05/2027	9,106	8,415	0.2	7,285
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	8.00%	(i)	8.00%	cash/	5.00%	PIK	05/2027	1,525	1,408	—	1,220
OEConnection, LLC~+	One stop	SF +	5.25%	(h)	10.10%				04/2031	10,288	10,243	0.3	10,288
OEConnection, LLC+(5)	One stop				N/A(6)				04/2031	—	(8)	—	—
OEConnection, LLC+(5)	One stop				N/A(6)				04/2031	—	(8)	—	—
Polk Acquisition Corp.*#+(25)	Senior secured	SF +	7.50%	(h)	10.20%	cash/	2.25%	PIK	12/2024	18,598	18,542	0.4	17,297
Polk Acquisition Corp.+(25)	Senior secured	SF +	7.50%	(h)	10.20%	cash/	2.25%	PIK	12/2024	110	110	—	102
Polk Acquisition Corp.+(25)	Senior secured	SF +	7.50%	(h)	10.20%	cash/	2.25%	PIK	12/2024	119	119	—	108
										49,075	48,063	1.1	45,376
Automobiles
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(i)	9.85%				06/2030	6,584	6,490	0.2	6,584
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(h)	10.10%				06/2030	182	167	—	182
CG Group Holdings, LLC*#~<+(25)	One stop	SF +	8.75%	(i)	11.35%	cash/	2.00%	PIK	07/2027	45,910	45,698	1.1	45,452
CG Group Holdings, LLC+(25)	One stop	SF +	8.75%	(h)	11.60%	cash/	2.00%	PIK	07/2026	704	698	—	698
Denali Midco 2, LLC~+	One stop	SF +	6.00%	(h)	10.95%				12/2027	44,627	44,451	1.1	44,627
Denali Midco 2, LLC&<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	10,401	10,591	0.3	10,401
Denali Midco 2, LLC&+	One stop	SF +	6.00%	(h)	10.95%				12/2027	3,113	3,170	0.1	3,113
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,891	1,926	0.1	1,891
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,797	1,829	0.1	1,797
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,568	1,597	0.1	1,568
Denali Midco 2, LLC<+	One stop	SF +	6.50%	(h)	11.45%				12/2027	1,508	1,492	0.1	1,508
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,292	1,292	—	1,292
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,254	1,254	—	1,254
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,254	1,254	—	1,254
Denali Midco 2, LLC<+	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,034	1,034	—	1,034
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%				12/2027	469	465	—	469
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%				12/2027	406	401	—	406
Denali Midco 2, LLC+	One stop	SF +	5.75%	(h)	10.70%				12/2027	394	394	—	394
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%				12/2027	343	340	—	343
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%	12/2027	$201	$200	—%	$201
Denali Midco 2, LLC+	One stop	SF +	6.00%	(h)	10.95%	12/2027	200	197	—	200
Denali Midco 2, LLC+	One stop	SF +	6.50%	(h)	11.45%	12/2027	101	100	—	101
Denali Midco 2, LLC+(5)	One stop				N/A(6)	12/2027	—	(4)	—	—
High Bar Brands Operating, LLC<+	Senior secured	SF +	5.00%	(i)	9.60%	12/2029	1,435	1,430	0.1	1,435
High Bar Brands Operating, LLC<+	Senior secured	SF +	5.00%	(i)	9.60%	12/2029	299	298	—	299
High Bar Brands Operating, LLC+	Senior secured	SF +	5.00%	(i)	9.60%	12/2029	254	250	—	254
High Bar Brands Operating, LLC+(5)	Senior secured				N/A(6)	12/2029	—	(1)	—	—
JHCC Holdings LLC~+	One stop	SF +	5.25%	(i)	9.85%	09/2027	17,889	17,792	0.5	17,889
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	5,179	5,262	0.1	5,179
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.85%	09/2027	4,951	4,950	0.1	4,951
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.87%	09/2027	3,714	3,691	0.1	3,714
JHCC Holdings LLC+	One stop	SF +	5.25%	(i)	9.92%	09/2027	2,797	2,819	0.1	2,797
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	1,659	1,642	—	1,659
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	732	727	—	732
JHCC Holdings LLC<+	One stop	SF +	5.25%	(i)	9.85%	09/2027	695	693	—	695
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	12.25%	09/2027	66	64	—	66
MOP GM Holding, LLC*#~^+	One stop	SF +	5.75%	(i)	10.50%	11/2026	32,888	32,862	0.8	32,559
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(j)	11.33%	11/2026	3,866	3,858	0.1	3,827
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(j)	11.09%	11/2026	3,617	3,597	0.1	3,581
MOP GM Holding, LLC^+	One stop	SF +	5.75%	(j)	11.09%	11/2026	3,537	3,516	0.1	3,502
MOP GM Holding, LLC^+	One stop	SF +	5.75%	(i)	10.50%	11/2026	2,621	2,604	0.1	2,594
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(j)	11.09%	11/2026	2,161	2,149	0.1	2,140
MOP GM Holding, LLC&+	One stop	SF +	5.75%	(j)	11.09%	11/2026	1,993	1,975	—	1,973
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	726	721	—	718
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	533	530	—	528
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)(j)	10.62%	11/2026	400	397	—	396
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	267	265	—	264
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	203	202	—	201
MOP GM Holding, LLC+	One stop	SF +	5.75%	(i)	10.50%	11/2026	89	88	—	88
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.09%	11/2026	89	88	—	88
MOP GM Holding, LLC+(5)	One stop				N/A(6)	11/2026	—	(34)	—	—
National Express Wash Parent Holdco, LLC&+	One stop	SF +	5.50%	(i)	10.74%	07/2029	9,620	9,560	0.2	9,428
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.50%	(j)	9.75%	07/2029	140	135	—	132
National Express Wash Parent Holdco, LLC+(5)	One stop				N/A(6)	07/2029	—	(2)	—	—
POY Holdings, LLC#^&<+	One stop	SF +	5.50%	(i)	10.25%	11/2027	28,489	28,766	0.7	28,489
POY Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.25%	11/2027	3,703	3,764	0.1	3,703
POY Holdings, LLC~+	One stop	SF +	5.50%	(i)	10.25%	11/2027	1,311	1,311	—	1,311
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.89%	11/2027	873	873	—	873
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.25%	11/2027	651	651	—	651
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.29%	11/2027	291	291	—	291
POY Holdings, LLC+	One stop	SF +	5.50%	(i)	10.29%	11/2027	31	29	—	31
POY Holdings, LLC+(5)	One stop				N/A(6)	11/2027	—	(28)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.60%	06/2031	3,608	3,578	0.1	3,608
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(h)	9.60%	06/2031	140	129	—	140
Quick Quack Car Wash Holdings, LLC+(5)	One stop				N/A(6)	06/2031	—	(3)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TWAS Holdings, LLC#&<	One stop	SF +	6.75%	(h)	11.70%		12/2026	$46,804	$46,658	1.2%	$46,804
TWAS Holdings, LLC*~&+	One stop	SF +	6.75%	(h)	11.70%		12/2026	41,809	41,768	1.0	41,809
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(h)	11.70%		12/2026	10,854	10,845	0.3	10,854
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(h)	11.70%		12/2026	8,288	8,354	0.2	8,288
TWAS Holdings, LLC<+	One stop	SF +	6.75%	(h)	11.70%		12/2026	5,264	5,306	0.1	5,264
TWAS Holdings, LLC+(5)	One stop				N/A(6)		12/2026	—	(6)	—	—
Yorkshire Parent, Inc.<+	One stop	SF +	6.00%	(i)	10.60%		12/2029	2,634	2,672	0.1	2,634
Yorkshire Parent, Inc.+(5)	One stop				N/A(6)		12/2029	—	(1)	—	—
Yorkshire Parent, Inc.+(5)	One stop				N/A(6)		12/2029	—	(1)	—	—
								382,403	382,120	9.5	381,208
Banks
OSP Hamilton Purchaser, LLC<+	One stop	SF +	5.00%	(i)	10.25%		12/2029	1,745	1,769	0.1	1,745
OSP Hamilton Purchaser, LLC+	One stop	SF +	5.00%	(i)	10.26%		12/2029	331	325	—	331
OSP Hamilton Purchaser, LLC+	One stop				N/A(6)		12/2029	—	—	—	—
								2,076	2,094	0.1	2,076
Beverages
Financial Information Technologies, LLC~&<+	One stop	SF +	5.25%	(i)	9.85%		06/2030	34,626	34,555	0.9	34,626
Financial Information Technologies, LLC+(25)	One stop	N/A			14.00%	PIK	06/2031	19,894	19,758	0.5	19,894
Financial Information Technologies, LLC+(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC<+	One stop	SF +	5.25%	(i)	9.85%		06/2030	2,221	2,218	0.1	2,221
Financial Information Technologies, LLC+(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
Watermill Express, LLC^+	One stop	SF +	5.75%	(i)	10.50%		07/2029	3,064	3,046	0.1	3,072
Watermill Express, LLC+	One stop	SF +	5.75%	(i)	10.50%		07/2029	296	296	—	297
Watermill Express, LLC+	One stop	SF +	5.75%	(i)	10.96%		07/2029	111	108	—	111
Watermill Express, LLC<+	One stop	SF +	5.75%	(i)	10.50%		07/2029	739	735	—	742
Watermill Express, LLC+	One stop	SF +	5.75%	(i)	10.60%		07/2029	371	369	—	371
Watermill Express, LLC+	One stop	SF +	5.00%	(i)	9.75%		07/2029	582	569	—	564
Winebow Holdings, Inc.~<	One stop	SF +	6.25%	(h)	11.20%		12/2027	9,354	9,247	0.2	8,887
								71,258	70,899	1.8	70,785

Building Products
BECO Holding Company, Inc.#~&<+	One stop	SF +	5.25%	(i)	10.00%				11/2028	40,999	41,632	1.0	40,999
BECO Holding Company, Inc.+(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
										40,999	41,630	1.0	40,999
Capital Markets
BlueMatrix Holdings, LLC~+	One stop	SF +	5.25%	(i)	9.85%				01/2031	2,540	2,564	0.1	2,540
BlueMatrix Holdings, LLC+	One stop				N/A(6)				01/2031	—	—	—	—
BlueMatrix Holdings, LLC+(5)	One stop				N/A(6)				01/2031	—	(7)	—	—
										2,540	2,557	0.1	2,540
Chemicals
Inhance Technologies Holdings, LLC#<+(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	15,132	14,768	0.3	12,257
Inhance Technologies Holdings, LLC#&(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	13,742	13,204	0.3	11,130
Inhance Technologies Holdings, LLC<+(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	2,673	2,563	0.1	2,165
Inhance Technologies Holdings, LLC+(25)	One stop	SF +	6.50%	(i)	7.98%	cash/	4.00%	PIK	12/2024	314	297	—	251
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(h)	9.60%				03/2029	9,840	9,743	0.3	9,741
Krayden Holdings, Inc.+(5)	Senior secured				N/A(6)				03/2029	—	(33)	—	(34)
Krayden Holdings, Inc.+(5)	Senior secured				N/A(6)				03/2029	—	(48)	—	(49)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.+(8)(9)(14)(25)	One stop	E +	9.25%	(d)	9.41%	cash/	3.00%	PIK	09/2028	$51,136	$50,266	1.1%	$46,023
PHM NL SP Bidco B.V.+(8)(14)(25)	One stop	SF +	9.25%	(g)	11.33%	cash/	3.00%	PIK	09/2028	19,993	19,250	0.4	17,994
PHM NL SP Bidco B.V.+(8)(9)(14)(25)	One stop	SN +	6.75%	(f)	8.70%	cash/	3.00%	PIK	09/2028	11,497	10,881	0.3	10,348
PHM NL SP Bidco B.V.+(8)(9)(14)(25)	One stop	E +	6.75%	(d)	7.50%	cash/	3.00%	PIK	09/2028	5,332	5,138	0.1	4,807
										129,659	126,029	2.9	114,633
Commercial Services & Supplies
BradyIFS Holdings, LLC^+	One stop	SF +	6.00%	(i)	11.25%				10/2029	4,842	4,926	0.1	4,842
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(h)(i)	11.18%				10/2029	382	381	—	382
CI (Quercus) Intermediate Holdings, LLC~<+	One stop	SF +	5.00%	(i)	9.63%				06/2031	27,427	27,109	0.7	27,427
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	10.05%				06/2031	53	34	—	53
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(50)	—	—
Encore Holdings, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2028	4,564	4,501	0.1	4,575
Encore Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.20%				11/2028	907	895	—	910
Encore Holdings, LLC+	One stop	SF +	5.25%	(i)	10.11%				11/2028	1,170	1,163	—	1,170
FR Vision Holdings, Inc.<+	One stop	SF +	5.50%	(i)	10.78%				01/2031	1,070	1,066	—	1,070
FR Vision Holdings, Inc.+	One stop	SF +	5.50%	(i)	10.78%				01/2031	90	89	—	90
FR Vision Holdings, Inc.+	One stop				N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC<+	One stop	SF +	6.25%	(i)	11.31%				09/2030	4,087	3,987	0.1	4,087
Kleinfelder Intermediate, LLC+	One stop	P +	4.00%	(a)	12.00%				09/2028	120	112	—	120
Kleinfelder Intermediate, LLC+(5)	One stop				N/A(6)				09/2030	—	(5)	—	—
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.31%				07/2027	1,564	1,549	0.1	1,568
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.60%				07/2027	158	132	—	158
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.53%				07/2027	284	281	—	285
North Haven Stack Buyer, LLC+(5)	Second lien				N/A(6)				01/2028	—	(15)	—	—
North Haven Stack Buyer, LLC*#~<	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	12,284	12,271	0.3	12,315
North Haven Stack Buyer, LLC+(25)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	2,277	2,257	0.1	2,290
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.85%				07/2027	1,481	1,472	0.1	1,485
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.53%				07/2027	1,418	1,410	0.1	1,422

North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	4,139	4,126	0.1	4,149
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	1,371	1,366	—	1,374
North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	1,366	1,361	—	1,369
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.37%				07/2027	200	200	—	201
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.50%				07/2027	100	100	—	100
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	10.34%				07/2027	166	157	—	166
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.85%				07/2027	2,281	2,268	0.1	2,287
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.25%	(i)	9.85%				07/2027	485	481	—	485
North Haven Stack Buyer, LLC+(25)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	1,501	1,481	0.1	1,511
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.59%				07/2027	910	904	—	910
North Haven Stack Buyer, LLC+	Senior secured	SF +	5.00%	(i)	9.67%				07/2027	689	684	—	689
Profile Products LLC<+	One stop	SF +	5.50%	(h)	10.70%				11/2027	9,052	8,974	0.2	8,600
Profile Products LLC<+(8)	One stop	SF +	5.50%	(h)	10.70%				11/2027	1,835	1,811	—	1,743
Profile Products LLC+	One stop	P +	4.50%	(a)	12.50%				11/2027	72	71	—	68
Profile Products LLC+(5)	One stop				N/A(6)				11/2027	—	(1)	—	(4)
PSC Parent, Inc.~+	One stop	SF +	5.25%	(h)	10.42%				04/2031	5,505	5,495	0.2	5,505
PSC Parent, Inc.+	One stop	SF +	5.25%	(a)(h)	10.36%				04/2030	377	372	—	377
PSC Parent, Inc.+(5)	One stop				N/A(6)				04/2031	—	(6)	—	—
PSC Parent, Inc.+	One stop	SF +	5.25%	(h)	10.10%				04/2031	917	913	—	917
PT Intermediate Holdings III, LLC<+(25)	One stop	SF +	5.00%	(i)	7.85%	cash/	1.75%	PIK	04/2030	12,234	12,262	0.3	12,234
PT Intermediate Holdings III, LLC+(5)	One stop				N/A(6)				04/2030	—	(1)	—	—
Radwell Parent, LLC#^+	One stop	SF +	5.50%	(i)	10.10%				03/2029	34,289	33,967	0.8	33,947
Radwell Parent, LLC&<+	One stop	SF +	5.50%	(i)	10.10%				03/2029	32,407	32,458	0.8	32,083
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	10.10%				03/2029	248	199	—	235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Radwell Parent, LLC+	One stop	SF +	5.50%	(i)	10.10%		03/2029	$553	$551	—%	$540
Trinity Air Consultants Holdings Corporation<+	One stop	SF +	5.25%	(i)	10.61%		06/2028	2,632	2,610	0.1	2,632
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	10.40%		06/2028	530	530	—	530
Trinity Air Consultants Holdings Corporation+	One stop				N/A(6)		06/2028	—	—	—	—
Trinity Air Consultants Holdings Corporation+	One stop	SF +	5.25%	(j)	10.45%		06/2028	494	492	—	494
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.25%		07/2031	16,514	16,355	0.4	16,514
WRE Holding Corp.+	One stop	SF +	5.00%	(j)	9.81%		07/2031	241	219	—	241
WRE Holding Corp.+(5)	One stop				N/A(6)		07/2030	—	(23)	—	—
								195,286	193,941	4.8	194,146
Communications Equipment
Lightning Finco Limited+(8)(10)	One stop	SF +	5.50%	(g)	10.76%		09/2028	14,802	14,775	0.4	14,802
Lightning Finco Limited+(8)(9)(10)	One stop	E +	5.50%	(d)	9.17%		09/2028	1,692	1,744	—	1,692
								16,494	16,519	0.4	16,494
Construction & Engineering
Consor Intermediate II, LLC~+	One stop	SF +	4.75%	(i)	9.35%		05/2031	4,050	4,062	0.1	4,050
Consor Intermediate II, LLC+(5)	One stop				N/A(6)		05/2031	—	(17)	—	—
Consor Intermediate II, LLC+(5)	One stop				N/A(6)		05/2031	—	(3)	—	—
								4,050	4,042	0.1	4,050
Containers & Packaging
Chase Intermediate#~&<+	One stop	SF +	4.75%	(i)	10.00%		10/2028	49,331	50,053	1.2	49,331
Chase Intermediate+(5)	One stop				N/A(6)		10/2028	—	(2)	—	—
Chase Intermediate+	One stop	SF +	4.75%	(i)	9.90%		10/2028	938	932	—	938
Fortis Solutions Group, LLC*#~^&+	One stop	SF +	5.50%	(i)	10.20%		10/2028	51,533	51,172	1.3	50,501
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	10.20%		10/2028	199	101	—	70
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(i)	10.20%		10/2028	141	76	—	138
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(a)(i)	10.78%		10/2027	162	153	—	152
								102,304	102,485	2.5	101,130
Diversified Consumer Services
Any Hour, LLC~+	One stop	SF +	5.00%	(i)	9.60%		05/2030	9,066	9,001	0.2	8,975
Any Hour, LLC+(25)	One stop	N/A			13.00%	PIK	05/2031	2,876	2,824	0.1	2,847
Any Hour, LLC+	One stop	SF +	5.00%	(i)	9.90%		05/2030	303	290	—	294
Any Hour, LLC+	One stop	SF +	5.00%	(i)	10.28%		05/2030	257	238	—	230
Apex Service Partners, LLC<+	One stop	SF +	5.00%	(h)	9.86%		10/2030	4,434	4,508	0.1	4,390
Apex Service Partners, LLC+	One stop	SF +	5.00%	(h)	9.86%		10/2030	1,545	1,476	0.1	1,406
Apex Service Partners, LLC+	One stop	SF +	5.00%	(h)	9.86%		10/2030	1,055	1,041	—	1,045
Apex Service Partners, LLC+	One stop	SF +	5.00%	(h)	9.86%		10/2029	38	36	—	38
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,730	1,715	0.1	1,730
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,659	1,638	0.1	1,659
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,197	1,197	—	1,197
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	1,182	1,176	—	1,182
Certus Pest, Inc.~+	One stop	SF +	5.75%	(i)	10.50%		02/2026	820	814	—	820
Certus Pest, Inc.#~	One stop	SF +	5.75%	(i)	10.50%		02/2026	723	709	—	723
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	704	701	—	704
Certus Pest, Inc.~+	One stop	SF +	5.75%	(i)	10.50%		02/2026	416	412	—	416
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	260	255	—	260
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	142	133	—	142
Certus Pest, Inc.+	One stop	SF +	5.75%	(i)	10.50%		02/2026	60	58	—	60
Certus Pest, Inc.+	One stop				N/A(6)		02/2026	—	—	—	—
CHHJ Midco, LLC#~	Senior secured	SF +	5.00%	(j)	10.51%		01/2026	3,732	3,724	0.1	3,732
CHHJ Midco, LLC+	Senior secured				N/A(6)		01/2026	—	—	—	—
CHVAC Services Investment, LLC~+	One stop	SF +	5.00%	(i)	9.60%		05/2030	2,945	2,922	0.1	2,945

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CHVAC Services Investment, LLC+	One stop	SF +	5.00%	(i)	9.60%				05/2030	$1,371	$1,329	—%	$1,371
CHVAC Services Investment, LLC+(5)	One stop				N/A(6)				05/2030	—	(3)	—	—
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	2,400	2,387	0.1	2,400
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	2,339	2,322	0.1	2,339
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.72%				07/2027	1,533	1,523	0.1	1,533
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.68%				07/2027	1,083	1,076	—	1,083
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	1,154	1,147	—	1,154
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.25%	(i)	10.65%				07/2027	696	690	—	696
COP Hometown Acquisitions, Inc.+(5)	Senior secured				N/A(6)				07/2027	—	(2)	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(g)(i)	10.83%				07/2027	1,383	1,381	—	1,383
COP Hometown Acquisitions, Inc.<+	Senior secured	SF +	5.50%	(i)	10.75%				07/2027	1,045	1,043	—	1,045
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.74%				07/2027	922	920	—	922
EMS LINQ, LLC^+	One stop	SF +	6.25%	(i)	11.41%				12/2027	13,835	13,868	0.4	13,835
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	11.41%				12/2027	96	95	—	96
Entomo Brands Acquisitions, Inc.<+	Senior secured	SF +	5.50%	(i)	10.25%				07/2029	4,389	4,392	0.1	4,389
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.25%				07/2029	30	29	—	30
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(i)	10.25%				07/2029	1,263	1,240	—	1,263
EWC Growth Partners LLC<+	One stop	SF +	6.00%	(i)	10.75%				03/2026	959	956	—	939
EWC Growth Partners LLC&+	One stop	SF +	6.00%	(i)	10.75%				03/2026	1,125	1,125	—	1,103
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.75%				03/2026	38	38	—	36
EWC Growth Partners LLC+	One stop	SF +	6.00%	(i)	10.75%				03/2026	107	107	—	105
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	14,093	13,790	0.3	10,992
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	7,800	7,491	0.2	6,084
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	6.75%	(h)(j)	7.81%	cash/	4.00%	PIK	03/2027	126	125	—	126
FSS Buyer LLC&+	One stop	SF +	5.00%	(h)	9.85%				08/2028	7,666	7,652	0.2	7,666
FSS Buyer LLC+	One stop				N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.<+	One stop	SF +	5.25%	(i)	10.31%				06/2029	11,550	11,530	0.3	11,550
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(h)	11.15%				06/2028	64	62	—	64
HS Spa Holdings, Inc.+(5)	One stop				N/A(6)				06/2029	—	(2)	—	—
Learn-it Systems, LLC<+(25)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	3,381	3,377	0.1	3,381
Learn-it Systems, LLC+(25)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	1,991	1,985	0.1	1,991
Learn-it Systems, LLC+(25)	Senior secured	SF +	5.25%	(i)	7.25%	cash/	2.75%	PIK	09/2026	847	844	—	847
Learn-it Systems, LLC+	Senior secured				N/A(6)				09/2026	—	—	—	—
Liminex, Inc.<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	35,650	35,614	0.9	35,650
Liminex, Inc.<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	23,516	23,443	0.6	23,516
Liminex, Inc.<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	15,953	15,763	0.4	15,953
Liminex, Inc.^<+	One stop	SF +	7.25%	(i)	12.46%				11/2026	20,321	20,685	0.5	20,321
Litera Bidco, LLC~+	One stop	SF +	5.00%	(h)	9.85%				05/2028	5,201	5,213	0.1	5,201
Litera Bidco, LLC+	One stop	SF +	5.00%	(h)	9.85%				05/2028	1,060	1,053	—	1,060
Litera Bidco, LLC+(5)	One stop				N/A(6)				05/2028	—	(2)	—	—
Litera Bidco, LLC+(5)	One stop				N/A(6)				05/2028	—	(1)	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.70%				04/2029	456	414	—	410
Mario Purchaser, LLC<+	One stop	SF +	5.75%	(h)	10.70%				04/2029	11,384	11,329	0.3	11,270
Mario Purchaser, LLC+(25)	One stop	SF +	10.75%	(h)	15.70%	PIK			04/2032	4,428	4,447	0.1	4,384
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.70%				04/2029	5,241	5,268	0.1	5,188
Mario Purchaser, LLC+	One stop	SF +	5.75%	(h)	10.70%				04/2028	14	14	—	14
NSG Buyer, Inc. *#&+	One stop	SF +	6.25%	(h)	11.20%				11/2029	34,332	34,267	0.9	34,589
NSG Buyer, Inc. +(5)	One stop				N/A(6)				11/2029	—	(2)	—	—
NSG Buyer, Inc. +(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. +	One stop	SF +	5.50%	(h)	10.35%				11/2029	1,785	1,779	0.1	1,785
PADI Holdco, Inc.*#	One stop	SF +	6.25%	(i)	11.46%				01/2027	21,353	21,136	0.5	21,353
PADI Holdco, Inc.+(8)(9)	One stop	E +	6.25%	(c)	9.76%				01/2027	20,130	20,416	0.5	20,130
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.66%				01/2027	823	814	—	823
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.35%				01/2027	$170	$168	—%	$170
PADI Holdco, Inc.+	One stop	SF +	6.25%	(i)	11.67%				01/2027	214	212	—	214
Provenance Buyer LLC*#~<+	One stop	SF +	5.50%	(h)	10.45%				06/2027	20,797	20,617	0.5	19,756
Provenance Buyer LLC#&	One stop	SF +	5.50%	(h)	10.45%				06/2027	14,010	13,953	0.3	13,309
Provenance Buyer LLC+	One stop	SF +	5.50%	(h)	10.45%				06/2027	125	121	—	112
RW AM Holdco LLC#&+	One stop	SF +	5.25%	(i)	9.95%				04/2028	26,368	25,712	0.6	24,523
RW AM Holdco LLC+(5)	One stop				N/A(6)				04/2028	—	(13)	—	(22)
Virginia Green Acquisition, LLC<+	One stop	SF +	5.25%	(j)	9.50%				12/2030	2,416	2,456	0.1	2,416
Virginia Green Acquisition, LLC+	One stop				N/A(6)				12/2029	—	—	—	—
Virginia Green Acquisition, LLC+	One stop	SF +	5.25%	(j)	9.50%				12/2030	99	98	—	99
										384,276	382,358	9.4	375,442
Diversified Financial Services
Avalara, Inc.<+	One stop	SF +	6.25%	(i)	10.85%				10/2028	18,170	18,095	0.5	18,170
Avalara, Inc.+(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP+	One stop	SF +	5.00%	(h)	9.85%				06/2031	3,301	3,255	0.1	3,301
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2030	—	(10)	—	—
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Banker's Toolbox, Inc.&+	One stop	SF +	4.50%	(i)	9.10%				07/2027	20,569	20,521	0.5	20,569
Banker's Toolbox, Inc.+	One stop				N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(d)	8.84%				07/2031	16,585	15,959	0.4	16,430
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	3.59%	cash/	8.00%	PIK	07/2032	1,935	1,861	0.1	1,916
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Finastra USA, Inc.<+	One stop	SF +	7.25%	(i)	12.18%				09/2029	5,373	5,292	0.1	5,393
Finastra USA, Inc.+	One stop	SF +	7.25%	(i)	12.18%				09/2029	46	45	—	46
Flash Topco, Inc.*&	One stop	SF +	5.75%	(i)	11.10%				10/2028	17,094	16,883	0.4	16,240
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	11.71%				10/2028	143	141	—	136
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	11.72%				12/2024	75	74	—	74
Higginbotham Insurance Agency, Inc.<+	One stop	SF +	4.50%	(h)	9.35%				11/2028	8,093	8,128	0.2	8,093
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	9.60%				11/2028	220	218	—	220
										91,604	90,456	2.3	90,588

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC<+	Senior secured	SF +	5.00%	(i)	9.75%	07/2027	$1,529	$1,521	—%	$1,529

Electrical Equipment
Power Grid Holdings, Inc.<+	One stop	SF +	4.75%	(i)	10.00%	12/2030	1,425	1,408	—	1,425
Power Grid Holdings, Inc.+(5)	One stop				N/A(6)	12/2030	—	(2)	—	—
							1,425	1,406	—	1,425

Electronic Equipment, Instruments & Components
CST Holding Company&<	One stop	SF +	5.00%	(h)	9.95%	11/2028	34,063	33,123	0.8	34,063
CST Holding Company+(5)	One stop				N/A(6)	11/2028	—	(3)	—	—
							34,063	33,120	0.8	34,063

Food & Staples Retailing
Mendocino Farms, LLC<+	One stop	SF +	5.50%	(h)	10.35%	03/2030	1,001	998	—	1,001
Mendocino Farms, LLC+(5)	One stop				N/A(6)	03/2030	—	(1)	—	—
Mendocino Farms, LLC+	One stop				N/A(6)	03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	10.35%	03/2030	112	111	—	112
PDI TA Holdings, Inc.<+	One stop	SF +	5.25%	(h)(i)	10.47%	02/2031	1,143	1,138	—	1,143
PDI TA Holdings, Inc.+(5)	One stop				N/A(6)	02/2031	—	(1)	—	—
PDI TA Holdings, Inc.+(5)	One stop				N/A(6)	02/2031	—	(1)	—	—
Ruby Slipper Cafe LLC, The*+	One stop	SF +	7.50%	(i)	12.25%	07/2025	2,304	2,295	0.1	2,304
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	515	513	—	515
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	340	339	—	340
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	190	190	—	190
Ruby Slipper Cafe LLC, The+	One stop	SF +	7.50%	(i)	12.25%	07/2025	—	—	—	—
Wineshipping.com LLC&+	One stop	SF +	5.75%	(j)	10.74%	10/2027	9,674	9,545	0.3	9,190
Wineshipping.com LLC+	One stop	SF +	5.75%	(i)	11.20%	10/2027	265	259	—	251
Wineshipping.com LLC+	One stop	SF +	5.75%	(a)(i)	11.20%	10/2027	146	142	—	138
							15,690	15,527	0.4	15,184

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.<+	One stop	SF +	6.00%	(i)	10.60%				10/2030	$4,905	$4,843	0.1%	$4,905
Blast Bidco Inc.+(5)	One stop				N/A(6)				10/2029	—	(7)	—	—
Borrower R365 Holdings, LLC^+	One stop	SF +	6.00%	(i)	10.75%				06/2027	18,823	18,811	0.5	18,823
Borrower R365 Holdings, LLC<+	One stop	SF +	6.00%	(i)	10.75%				06/2027	1,556	1,545	—	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(i)	10.75%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+(5)	One stop				N/A(6)				06/2027	—	(1)	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)	10.33%				08/2030	13,432	13,301	0.3	13,298
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(i)	10.33%				08/2030	201	187	—	186
Kodiak Cakes, LLC^+	Senior secured	SF +	5.25%	(i)	10.50%				06/2028	46,378	45,974	1.2	46,378
Kodiak Cakes, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(5)	—	—
Louisiana Fish Fry Products, Ltd.*~<+	One stop	SF +	6.25%	(i)	11.00%				07/2027	13,700	13,669	0.4	13,564
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(i)	11.00%				07/2027	196	193	—	192
MAPF Holdings, Inc.*#~^&+	One stop	SF +	6.50%	(i)	11.25%				12/2026	51,975	51,816	1.2	46,258
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(i)	11.25%				12/2026	600	593	—	534
MAPF Holdings, Inc.<+	One stop	SF +	6.50%	(i)	11.25%				12/2026	1,666	1,640	—	1,482
MAPF Holdings, Inc.+	One stop	N/A			19.00%				12/2026	1,214	1,187	—	1,076
P&P Food Safety Holdings, Inc.*~&+	One stop	SF +	6.00%	(i)	10.75%				12/2026	24,812	24,779	0.6	24,068
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				12/2026	—	(2)	—	(6)
Ultimate Baked Goods Midco LLC<+	One stop	SF +	6.25%	(i)	11.41%				08/2027	9,314	9,329	0.2	9,314
Ultimate Baked Goods Midco LLC+	One stop	SF +	6.25%	(i)	11.40%				08/2027	48	31	—	48
Ultimate Baked Goods Midco LLC+	One stop	SF +	5.50%	(i)	10.66%				08/2027	1,926	1,917	—	1,926
Whitebridge Pet Brands, LLC*#&+	One stop	SF +	4.75%	(h)	9.70%				07/2027	26,358	26,339	0.7	26,358
Whitebridge Pet Brands, LLC+(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited<+(8)(10)	One stop	SF +	6.00%	(i)	10.60%				03/2029	22,740	22,637	0.6	22,740
Wizard Bidco Limited<+(8)(9)(10)(25)	One stop	SN +	5.00%	(f)	8.45%	cash/	1.50%	PIK	03/2029	10,977	10,583	0.3	10,483
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%				03/2029	8,322	7,718	0.2	8,322
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(f)	9.70%				09/2028	200	183	—	192
Wizard Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				03/2029	—	(43)	—	—
										259,574	257,447	6.3	251,928

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Aspen Medical Products, LLC#~+	One stop	SF +	4.75%	(h)	9.81%				06/2025	$5,013	$5,023	0.1%	$5,013
Aspen Medical Products, LLC<+	One stop	SF +	4.75%	(h)	9.81%				06/2025	321	320	—	321
Aspen Medical Products, LLC+	One stop				N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.20%	(g)	11.29%				08/2028	7,744	7,750	0.2	7,638
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.20%	(c)	9.76%				08/2028	4,614	4,789	0.1	4,550
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.20%	(g)	11.29%				08/2028	1,912	1,912	0.1	1,886
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.20%	(f)	11.27%				08/2028	1,353	1,342	—	1,334
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.20%	(c)	9.55%				08/2028	1,101	1,087	—	1,086
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(f)	11.20%				08/2028	572	518	—	537
Belmont Instrument, LLC*#&	One stop	SF +	6.25%	(i)	10.85%				08/2028	14,504	14,397	0.4	14,504
Belmont Instrument, LLC+	One stop	SF +	6.25%	(i)	10.85%				08/2028	66	63	—	66
Blades Buyer, Inc.#~<+	Senior secured	SF +	5.00%	(h)	10.30%				03/2028	12,285	12,244	0.3	12,285
Blades Buyer, Inc.<+	Senior secured	SF +	5.25%	(h)	10.55%				03/2028	1,743	1,729	—	1,743
Blades Buyer, Inc.<+	Senior secured	SF +	5.00%	(h)	10.30%				03/2028	1,409	1,401	—	1,409
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(h)	10.05%				03/2028	60	57	—	58
Blue River Pet Care, LLC*#~&+	One stop	SF +	5.00%	(h)	9.95%				07/2026	62,942	63,036	1.6	62,942
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(h)	9.95%				07/2026	12,462	12,676	0.3	12,462
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,905	2,956	0.1	2,905
Blue River Pet Care, LLC<+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,793	2,841	0.1	2,793
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,765	2,813	0.1	2,765
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	2,125	2,161	0.1	2,125
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	1,258	1,258	—	1,258
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(h)	9.95%				07/2026	417	416	—	417
Blue River Pet Care, LLC+	One stop	P +	4.00%	(a)(h)	11.19%				07/2026	150	148	—	150
Blue River Pet Care, LLC+(5)	One stop				N/A(6)				07/2026	—	(3)	—	—
CCSL Holdings, LLC*#~(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	21,060	21,007	0.5	20,903
CCSL Holdings, LLC<+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	5,685	5,701	0.1	5,642
CCSL Holdings, LLC<+(8)(9)	One stop	SN +	5.75%	(f)	10.70%				12/2028	3,579	3,350	0.1	3,552
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	3,497	3,467	0.1	3,472
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	2,906	2,878	0.1	2,884
CCSL Holdings, LLC+(8)	One stop	SF +	5.75%	(h)	10.60%				12/2028	120	118	—	116
CCSL Holdings, LLC+(5)(8)	One stop				N/A(6)				12/2028	—	(6)	—	(7)
CCSL Holdings, LLC+(5)(8)(9)	One stop				N/A(6)				12/2028	—	—	—	(247)
CCSL Holdings, LLC+(5)(8)(9)	One stop				N/A(6)				12/2028	—	(46)	—	(48)
CMI Parent Inc.+	One stop	SF +	5.00%	(h)	9.85%				12/2026	22,581	22,476	0.6	22,468
CMI Parent Inc.~^+	One stop	SF +	5.00%	(h)	9.85%				12/2026	19,888	20,037	0.5	19,789
CMI Parent Inc.^+	Senior secured	SF +	5.00%	(h)	9.85%				12/2026	9,533	9,588	0.2	9,485
CMI Parent Inc.<+	One stop	SF +	5.00%	(h)	9.85%				12/2026	8,943	8,993	0.2	8,899
CMI Parent Inc.+(5)	One stop				N/A(6)				12/2026	—	(1)	—	(3)
G & H Wire Company, Inc.+(7)(25)	One stop	SF +	9.00%	(i)	6.21%	cash/	8.00%	PIK	12/2025	12,622	11,929	0.2	6,564
G & H Wire Company, Inc.+(7)(25)	One stop	SF +	9.00%	(i)	6.21%	cash/	8.00%	PIK	12/2025	106	100	—	34
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(i)	10.56%				06/2031	7,931	7,855	0.2	7,851
HuFriedy Group Acquisition, LLC+(5)	One stop				N/A(6)				05/2030	—	(8)	—	(9)
HuFriedy Group Acquisition, LLC+(5)	One stop				N/A(6)				06/2031	—	(16)	—	(17)
JHC Investment Intermediate Holdings, LLC+(25)	One stop	SF +	8.75%	(i)	7.45%	cash/	6.00%	PIK	03/2029	1,351	1,351	—	1,351
JHC Investment Intermediate Holdings, LLC+(7)(25)	One stop	SF +	8.75%	(i)	13.45%	PIK			03/2029	856	542	—	684
TIDI Legacy Products, Inc.<+	One stop	SF +	5.50%	(h)	10.35%				12/2029	3,520	3,584	0.1	3,520
TIDI Legacy Products, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
YI, LLC<+	One stop	SF +	5.75%	(h)	10.87%				12/2029	4,430	4,428	0.1	4,430
YI, LLC+(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
YI, LLC+(5)	One stop				N/A(6)				12/2029	—	(9)	—	—
										269,122	268,251	6.5	261,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC <+	One stop	SF +	5.25%	(h)	10.20%				12/2027	$8,672	$8,621	0.2%	$8,672
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	10.22%				12/2027	8,152	8,194	0.2	8,152
AAH TOPCO, LLC +(25)	Subordinated debt	N/A			11.50%	PIK			12/2031	2,730	2,614	0.1	2,566
AAH TOPCO, LLC +	One stop	SF +	5.25%	(h)	10.22%				12/2027	1,483	1,504	0.1	1,483
AAH TOPCO, LLC +(5)	One stop				N/A(6)				12/2027	—	(1)	—	—
Active Day, Inc.#+	One stop	SF +	5.00%	(h)	9.95%				08/2025	17,388	17,342	0.4	17,388
Active Day, Inc.#+	One stop	SF +	5.00%	(h)	9.95%				08/2025	1,343	1,339	—	1,343
Active Day, Inc.*#	One stop	SF +	5.00%	(h)	9.95%				08/2025	865	863	—	865
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.95%				08/2025	689	687	—	689
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.95%				08/2025	608	606	—	608
Active Day, Inc.*#	One stop	SF +	5.00%	(h)	9.95%				08/2025	597	596	—	597
Active Day, Inc.+	One stop				N/A(6)				08/2025	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(h)	9.95%				08/2025	—	—	—	—
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	10.92%				03/2026	16,177	16,111	0.4	16,177
Acuity Eyecare Holdings, LLC+(25)	One stop	N/A			16.50%	PIK			06/2027	14,304	14,189	0.4	14,733
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	3,996	3,983	0.1	3,996
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.14%				03/2026	3,559	3,548	0.1	3,559
Acuity Eyecare Holdings, LLC#+	One stop	SF +	6.25%	(i)	11.00%				03/2026	3,504	3,493	0.1	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	3,138	3,140	0.1	3,138
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	11.22%				03/2026	2,006	1,995	—	2,006
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	1,829	1,833	—	1,829
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	11.15%				03/2026	1,023	1,019	—	1,023
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	443	442	—	443
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(i)	11.00%	cash/	6.75%	PIK	03/2026	279	278	—	279
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(i)	11.39%				03/2026	212	211	—	212
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	163	163	—	163
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(i)	11.58%				03/2026	108	107	—	108
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(i)	11.12%	cash/	6.75%	PIK	03/2026	109	108	—	109
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(i)	11.00%				03/2026	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop				N/A(6)				03/2026	—	—	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	15,672	15,862	0.4	15,672
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~+	One stop	SF +	6.00%	(i)	11.16%				03/2027	6,419	6,429	0.2	6,419
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC^+	One stop	SF +	6.00%	(i)	11.16%				03/2027	5,365	5,366	0.1	5,365
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	3,400	3,378	0.1	3,400
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,300	1,293	—	1,300
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	11.35%				03/2027	837	836	—	837
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	11.35%				03/2027	397	397	—	397
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(5)	One stop				N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC<+(25)	One stop	SF +	6.75%	(i)	8.62%	cash/	3.38%	PIK	09/2030	2,716	2,655	0.1	2,689
Bamboo US Bidco LLC<+(8)(9)(25)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	1,882	1,752	0.1	1,863
Bamboo US Bidco LLC+(25)	One stop	SF +	6.75%	(i)	8.56%	cash/	3.38%	PIK	09/2030	201	196	—	197
Bamboo US Bidco LLC+(5)	One stop				N/A(6)				09/2029	—	(13)	—	(4)
Community Care Partners, LLC<+	One stop	SF +	6.00%	(h)	10.96%				06/2026	3,490	3,445	0.1	3,385
CRH Healthcare Purchaser, Inc.<+	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	23,379	23,408	0.6	23,379
CRH Healthcare Purchaser, Inc.~<	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	6,318	6,305	0.2	6,318
CRH Healthcare Purchaser, Inc.~+	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	5,667	5,684	0.2	5,667
CRH Healthcare Purchaser, Inc.<+	Senior secured	SF +	6.25%	(i)	11.00%				06/2025	4,281	4,273	0.1	4,281

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CRH Healthcare Purchaser, Inc.+	Senior secured	SF +	6.25%	(i)	10.98%				06/2025	$240	$240	—%	$240
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.50%	(j)	10.81%				04/2031	771	757	—	764
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				04/2031	478	445	—	473
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	Senior secured				N/A(6)				10/2024	—	—	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)				04/2031	—	(2)	—	(2)
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)				10/2030	—	(2)	—	(1)
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	15,592	15,351	0.4	15,047
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	8,137	8,013	0.2	7,852
Encorevet Group LLC~+	One stop	SF +	6.75%	(i)	11.96%				02/2027	4,209	4,143	0.1	4,061
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	2,140	2,108	0.1	2,065
Encorevet Group LLC~+	One stop	SF +	6.75%	(i)	11.96%				02/2027	1,888	1,859	0.1	1,823
Encorevet Group LLC~+	One stop	SF +	6.75%	(i)	11.96%				02/2027	1,176	1,137	—	1,135
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	977	945	—	943
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	962	939	—	928
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	921	898	—	888
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	833	814	—	804
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	422	409	—	408
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	358	349	—	345
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	175	171	—	169
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.96%				02/2027	168	163	—	162
Encorevet Group LLC+	One stop	SF +	6.75%	(i)	11.73%				02/2027	94	92	—	90
Encorevet Group LLC+(25)	One stop	N/A			13.00%	PIK			05/2027	95	89	—	89
Encorevet Group LLC+	One stop	SF +	8.75%	(i)	13.50%				02/2027	5	5	—	5
ERC Topco Holdings, LLC&<+(7)(25)	One stop	SF +	6.25%	(i)	7.60%	cash/	3.25%	PIK	11/2028	26,963	22,760	0.4	16,178
ERC Topco Holdings, LLC+(7)(25)	One stop	SF +	6.25%	(i)	8.38%	cash/	3.25%	PIK	11/2027	232	195	—	112
ERC Topco Holdings, LLC&<+(7)(25)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	459	376	—	275
ERC Topco Holdings, LLC+(7)(25)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	2	2	—	2
FYI Optical Acquisitions, Inc. & FYI USA, Inc.<+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	11,272	11,322	0.3	11,272
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	4,074	4,107	0.1	4,074
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	2,775	2,811	0.1	2,774
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	2,642	2,673	0.1	2,642
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^+(8)(12)	One stop	SF +	5.75%	(i)	11.15%				03/2027	1,105	1,104	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.<+(8)(12)	One stop	SF +	5.75%	(i)	11.15%				03/2027	554	554	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.75%	(k)	10.36%				03/2027	481	473	—	481
Heartland Veterinary Partners LLC<+	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	2,533	2,556	0.1	2,507
Heartland Veterinary Partners LLC<+	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	1,202	1,196	—	1,190
Heartland Veterinary Partners LLC+	Senior secured				N/A(6)				12/2026	—	—	—	—
Klick Inc.&+(8)(12)	Senior secured	SF +	4.50%	(i)	9.20%				03/2028	13,629	13,657	0.4	13,629
Klick Inc.+(5)(8)(12)	Senior secured				N/A(6)				03/2028	—	(2)	—	—
Klick Inc.+(8)(12)	Senior secured	SF +	4.50%	(i)	9.10%				03/2028	3,179	3,163	0.1	3,179
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	$2,599	$2,589	0.1%	$2,599
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	2,386	2,377	0.1	2,386
Krueger-Gilbert Health Physics, LLC~+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	1,526	1,527	0.1	1,526
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	1,395	1,388	—	1,395
Krueger-Gilbert Health Physics, LLC<+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	615	614	—	615
Krueger-Gilbert Health Physics, LLC+(5)	Senior secured				N/A(6)				05/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.75%	(i)	10.50%				05/2026	90	90	—	90
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.75%	(i)	10.50%				05/2026	671	668	—	671
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.<+(8)(9)(12)(25)	One stop	CA +	6.00%	(l)	8.25%	cash/	2.00%	PIK	05/2028	26,214	27,849	0.6	25,165
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#<(8)(12)	One stop	SF +	5.50%	(i)	10.25%				05/2028	5,882	5,818	0.1	5,646
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#<+(8)(12)	One stop	SF +	5.50%	(i)	10.25%				05/2028	4,150	4,075	0.1	3,984
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.75%				05/2028	1,641	1,695	—	1,576
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.75%				05/2028	855	868	—	821
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(12)(25)	One stop	SF +	6.00%	(i)	8.75%	cash/	2.00%	PIK	05/2028	130	125	—	125
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(8)(9)(12)	One stop	CA +	5.50%	(l)	9.80%				05/2026	76	58	—	65
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.+(5)(8)(12)	One stop				N/A(6)				05/2026	—	(2)	—	(4)
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	18,333	18,088	0.5	18,333
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	12,277	12,148	0.3	12,277
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	2,467	2,440	0.1	2,467
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	2,383	2,362	0.1	2,383
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	1,508	1,489	—	1,508
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	1,368	1,353	—	1,368
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	680	672	—	680
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	533	528	—	533
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	180	178	—	180
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.50%	(i)	10.56%				01/2027	103	101	—	103
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.25%	(a)	12.25%				01/2027	290	269	—	290
Premise Health Holding Corp.<+	One stop	SF +	5.50%	(j)	10.76%				03/2031	1,391	1,385	—	1,391
Premise Health Holding Corp.+(5)	One stop				N/A(6)				03/2030	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#&+	One stop	SF +	4.75%	(i)	10.15%				05/2027	25,098	25,160	0.6	25,098
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	10.15%				05/2027	2,595	2,579	0.1	2,595
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.03%				05/2027	2,170	2,163	0.1	2,170
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	9.96%				05/2027	1,192	1,188	—	1,192
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(i)	10.10%				05/2027	1,092	1,088	—	1,092
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	738	735	—	738
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	245	244	—	245
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	216	215	—	216
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	202	201	—	202
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	9.96%				05/2027	202	201	—	202
Pyramid Healthcare Acquisition Corp.<+	One stop	SF +	4.75%	(i)	10.15%				05/2027	79	79	—	79
Pyramid Healthcare Acquisition Corp.+(5)	One stop				N/A(6)				05/2027	—	(1)	—	—
Suveto Buyer, LLC+	One stop	SF +	4.25%	(h)	9.20%				09/2027	27,743	27,736	0.7	27,639
Suveto Buyer, LLC+	One stop	SF +	4.25%	(a)(h)	9.58%				09/2027	196	193	—	194
										436,956	432,652	10.5	422,905

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Healthcare Technology
Alegeus Technologies Holdings Corp.+	Senior secured	SF +	8.25%	(i)	13.46%				09/2026	$535	$532	—%	$535
Amberfield Acquisition Co.&<+	One stop	SF +	5.00%	(i)	9.60%				05/2030	4,866	4,856	0.1	4,866
Amberfield Acquisition Co.+(5)	One stop				N/A(6)				05/2030	—	(31)	—	—
Amberfield Acquisition Co.+(5)	One stop				N/A(6)				05/2030	—	(2)	—	—
Color Intermediate, LLC<+	Senior secured	SF +	4.75%	(i)	9.45%				10/2029	17,565	17,523	0.4	17,565
Connexin Software, Inc.<+	One stop	SF +	8.50%	(i)	13.25%				03/2027	11,759	11,732	0.3	11,759
Connexin Software, Inc.+	One stop				N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.<+	One stop	SF +	7.75%	(h)(i)	13.00%				01/2029	6,032	6,016	0.2	6,032
Crow River Buyer, Inc.+	One stop	SF +	7.75%	(i)	12.85%				01/2029	26	25	—	26
ESO Solution, Inc.^<+	One stop	SF +	7.00%	(i)	12.06%				05/2027	11,360	11,387	0.3	11,360
ESO Solution, Inc.+	One stop	SF +	7.00%	(i)	12.06%				05/2027	3,803	3,734	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	7.00%	(i)(j)	11.96%				03/2027	78	77	—	78
HealthEdge Software, Inc.+	One stop	SF +	4.75%	(h)	9.85%				07/2031	19,412	19,224	0.5	19,218
HealthEdge Software, Inc.+(5)	One stop				N/A(6)				07/2031	—	(25)	—	(26)
HealthEdge Software, Inc.+(5)	One stop				N/A(6)				07/2031	—	(42)	—	(43)
Kona Buyer, LLC+	One stop	SF +	4.50%	(i)	9.78%				07/2031	15,832	15,678	0.4	15,674
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(18)	—	(19)
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(23)	—	(23)
Lacker Bidco Limited<+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	634	599	—	634
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	142	133	—	142
Lacker Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(2)	—	—
Neptune Holdings, Inc.~+	One stop	SF +	5.75%	(i)	10.35%				09/2030	16,180	16,362	0.4	16,180
Neptune Holdings, Inc.+(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(h)	7.35%	cash/	2.70%	PIK	08/2031	51,325	50,821	1.3	50,812
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(69)	—	(70)
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(34)	—	(34)
Plasma Buyer LLC<+	One stop	SF +	5.75%	(i)	10.35%				05/2029	8,036	7,876	0.2	7,795
Plasma Buyer LLC+	One stop	SF +	6.25%	(i)	10.88%				05/2029	182	177	—	173
Plasma Buyer LLC+	One stop	SF +	5.75%	(i)	10.35%				05/2028	62	59	—	60
QF Holdings, Inc.+	One stop	SF +	5.00%	(i)	10.35%				12/2027	931	926	—	931
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	11,150	11,119	0.3	11,261
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	10,853	10,720	0.3	10,962
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	7,151	7,131	0.2	7,222
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,839	1,834	—	1,857
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,634	1,630	—	1,651
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,226	1,222	—	1,238
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	1,022	1,019	—	1,031
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	817	815	—	825
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	163	162	—	164
Tebra Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	9.25%	cash/	3.50%	PIK	06/2025	86	86	—	88
Transaction Data Systems, Inc.*#~^+	One stop	SF +	4.50%	(i)	9.25%				02/2026	75,488	75,367	1.9	75,488
Transaction Data Systems, Inc.+(5)	One stop				N/A(6)				02/2026	—	(2)	—	—
Veranex, Inc.<+(7)(25)	Senior secured	SF +	6.75%	(j)	7.65%	cash/	4.25%	PIK	04/2028	3,385	3,320	0.1	2,403
Veranex, Inc.+(7)(25)	Senior secured	SF +	6.75%	(j)	7.81%	cash/	4.25%	PIK	04/2028	399	305	—	284
Veranex, Inc.+(7)(25)	Senior secured	SF +	6.75%	(j)	7.57%	cash/	4.25%	PIK	04/2028	102	88	—	72
										284,075	282,306	7.0	281,974

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#~+	One stop	SF +	6.00%	(i)	11.21%				08/2028	$13,680	$13,652	0.4%	$13,680
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	11.40%				08/2028	690	685	—	690
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.75%				08/2028	471	432	—	471
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(i)	10.85%				08/2028	40	38	—	40
BJH Holdings III Corp.~&<+	One stop	SF +	4.50%	(i)	9.97%				08/2027	70,467	70,805	1.8	69,940
BJH Holdings III Corp.+	One stop	SF +	4.50%	(h)(i)	9.88%				08/2027	675	670	—	666
Cafe Rio Holding, Inc.*#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	18,006	18,005	0.4	17,827
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	3,210	3,195	0.2	3,178
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	2,157	2,157	0.1	2,135
Cafe Rio Holding, Inc.*#	One stop	SF +	5.50%	(h)	10.45%				09/2028	1,369	1,369	—	1,355
Cafe Rio Holding, Inc.#+	One stop	SF +	5.50%	(h)	10.45%				09/2028	1,208	1,208	—	1,196
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	187	187	—	185
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	173	173	—	171
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	124	123	—	123
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	99	98	—	98
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	97	96	—	96
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	78	78	—	78
Cafe Rio Holding, Inc.+	One stop	SF +	5.50%	(h)	10.45%				09/2028	50	50	—	49
Cafe Rio Holding, Inc.+(5)	One stop				N/A(6)				09/2028	—	(1)	—	(1)
Davidson Hotel Company, LLC&+	One stop	SF +	5.25%	(h)	10.20%				07/2025	6,716	6,731	0.2	6,716
Davidson Hotel Company, LLC+	One stop	SF +	5.25%	(h)	10.20%				07/2025	1,160	1,159	—	1,160
Davidson Hotel Company, LLC+	One stop				N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC#~+	One stop	SF +	5.25%	(h)	10.10%				01/2028	11,063	11,051	0.3	10,981
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(i)	9.92%				01/2028	2,830	2,809	0.1	2,809
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	10.19%				01/2028	1,802	1,786	0.1	1,788
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,773	1,762	0.1	1,761
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,486	1,475	0.1	1,475
EOS Fitness Opco Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,235	1,230	—	1,226
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,093	1,090	—	1,084
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)	10.10%				01/2028	1,069	1,061	—	1,061
EOS Fitness Opco Holdings, LLC+	One stop	SF +	5.25%	(h)(i)	10.10%				01/2028	450	446	—	446
EOS Fitness Opco Holdings, LLC+(5)	One stop				N/A(6)				01/2028	—	—	—	(1)
EOS Fitness Opco Holdings, LLC+(5)	One stop				N/A(6)				01/2028	—	(106)	—	(106)
ESN Venture Holdings, LLC*~&	One stop	SF +	5.75%	(i)	10.35%				10/2028	5,409	5,348	0.1	5,409
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.93%				10/2028	924	919	—	924
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	817	809	—	817
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	375	372	—	375
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.85%				10/2028	265	261	—	265
ESN Venture Holdings, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	209	201	—	209
ESN Venture Holdings, LLC+(5)	One stop				N/A(6)				10/2028	—	(69)	—	—
Freddy's Frozen Custard LLC<+	One stop	SF +	5.00%	(h)	10.20%				03/2027	1,397	1,393	—	1,397
Freddy's Frozen Custard LLC+	One stop	SF +	5.00%	(h)	10.20%				03/2027	10	9	—	10
GFP Atlantic Holdco 2, LLC<+	One stop	SF +	6.00%	(i)	11.13%				11/2027	1,078	1,076	—	1,078
GFP Atlantic Holdco 2, LLC+(5)	One stop				N/A(6)				11/2027	—	(3)	—	—
Harri US LLC^+(25)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	1,251	1,193	—	1,211
Harri US LLC+(25)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	847	835	—	821
Harri US LLC+(25)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	822	811	—	797
Harri US LLC+(5)	One stop				N/A(6)				08/2026	—	(1)	—	(2)
Harri US LLC+(5)	One stop				N/A(6)				08/2026	—	(39)	—	(41)
Health Buyer, LLC<+	Senior secured	SF +	5.25%	(i)	9.85%				04/2029	3,893	3,881	0.1	3,853
Health Buyer, LLC<+	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	1,776	1,753	0.1	1,776
Health Buyer, LLC+	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	714	703	—	714

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC+	Senior secured				N/A(6)				04/2028	$—	$—	—%	$—
Health Buyer, LLC+(5)	Senior secured				N/A(6)				04/2029	—	(1)	—	—
PB Group Holdings, LLC+(25)	One stop	SF +	5.50%	(h)	7.60%	cash/	2.75%	PIK	08/2030	36,728	36,547	0.9	36,544
PB Group Holdings, LLC+(5)	One stop				N/A(6)				08/2030	—	(22)	—	(22)
SDC Holdco, LLC+	One stop	SF +	5.00%	(i)	9.60%				06/2031	21,737	21,632	0.6	21,737
SDC Holdco, LLC+(25)	Second lien	SF +	8.50%	(i)	13.10%	PIK			06/2032	3,340	3,317	0.1	3,340
SDC Holdco, LLC+	One stop	SF +	5.00%	(i)	9.66%				06/2031	192	183	—	192
SSRG Holdings, LLC+	One stop	SF +	5.00%	(i)	10.25%				11/2027	12,533	12,473	0.3	12,470
SSRG Holdings, LLC~&+	One stop	SF +	5.00%	(i)	9.60%				11/2027	7,784	7,878	0.2	7,744
SSRG Holdings, LLC+	One stop	SF +	5.00%	(i)	9.60%				11/2027	817	806	—	804
SSRG Holdings, LLC<+	One stop	SF +	5.00%	(i)	9.60%				11/2027	613	611	—	611
Super REGO, LLC+(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	108	106	—	108
YE Brands Holding, LLC~<+	One stop	SF +	4.75%	(i)	9.35%				10/2027	17,632	17,828	0.4	17,632
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.40%				10/2027	933	927	—	933
YE Brands Holding, LLC+	One stop	SF +	4.75%	(i)	9.47%				10/2027	54	54	—	54
										265,716	265,305	6.6	264,137
Household Products
WU Holdco, Inc.~+	One stop	SF +	5.00%	(i)	9.60%				03/2027	4,849	4,867	0.1	4,849
WU Holdco, Inc.<+	One stop	SF +	5.00%	(i)	9.60%				03/2027	1,713	1,709	0.1	1,713
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.60%				03/2027	446	443	—	446
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.60%				03/2027	1,567	1,557	—	1,567
WU Holdco, Inc.+	One stop	SF +	5.00%	(i)	9.73%				03/2027	61	60	—	61
										8,636	8,636	0.2	8,636
Industrial Conglomerates
Arch Global CCT Holdings Corp.#<+	Senior secured	SF +	4.75%	(i)	9.44%				04/2026	3,193	3,194	0.1	3,128
Arch Global CCT Holdings Corp.<+	Senior secured	SF +	4.75%	(i)	9.45%				04/2026	642	632	—	629
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(i)	9.44%				04/2026	596	587	—	585
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(a)(i)	9.58%				04/2025	93	93	—	93
Dwyer Instruments, Inc.<+	One stop	SF +	5.75%	(i)	10.45%				07/2027	5,827	5,824	0.2	5,827
Dwyer Instruments, Inc.+(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
Dwyer Instruments, Inc.+	One stop	SF +	5.75%	(i)	10.45%				07/2027	1,477	1,465	—	1,477
Dwyer Instruments, Inc.<+	One stop	SF +	5.75%	(i)	10.45%				07/2027	472	468	—	472
Dwyer Instruments, Inc.+(5)	One stop				N/A(6)				07/2027	—	(2)	—	—
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(i)	10.29%				06/2031	11,514	11,403	0.3	11,399
Essential Services Holdings Corporation+(5)	One stop				N/A(6)				06/2030	—	(13)	—	(14)
Essential Services Holdings Corporation+(5)	One stop				N/A(6)				06/2031	—	(11)	—	(23)
Excelitas Technologies Corp.+(5)	One stop				N/A(6)				08/2029	—	(58)	—	(84)
Excelitas Technologies Corp.<+	One stop	SF +	5.25%	(i)	9.85%				08/2029	10,022	9,958	0.2	9,920
Excelitas Technologies Corp.<+(8)(9)	One stop	E +	5.25%	(c)	8.60%				08/2029	1,919	1,792	—	1,901
Excelitas Technologies Corp.+(5)	One stop				N/A(6)				08/2028	—	(3)	—	(4)
Excelitas Technologies Corp.+(5)	One stop				N/A(6)				08/2029	—	(3)	—	(3)
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.25%	(g)	11.34%				11/2027	11,146	11,110	0.3	11,146
Specialty Measurement Bidco Limited<+(8)(9)(10)	One stop	E +	6.25%	(c)	9.76%				11/2027	10,428	10,847	0.3	10,428
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.76%				11/2027	5,129	4,905	0.1	5,129
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.50%	(g)	11.59%				11/2027	2,020	2,045	0.1	2,040
Specialty Measurement Bidco Limited<+(8)(10)	One stop	SF +	6.50%	(g)	11.59%				11/2027	3,767	3,736	0.1	3,805
Specialty Measurement Bidco Limited+(8)(9)(10)	One stop	E +	6.50%	(c)	10.01%				11/2027	4,543	4,431	0.1	4,588
										72,788	72,399	1.8	72,439

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Accession Risk Management Group, Inc.*#~^+	One stop	SF +	4.75%	(i)	9.96%				11/2029	$37,070	$37,068	0.9%	$36,885
Accession Risk Management Group, Inc.~^+	One stop	SF +	4.75%	(i)	9.81%				11/2029	9,499	9,399	0.2	9,453
Accession Risk Management Group, Inc.&+	One stop	SF +	4.75%	(i)	9.69%				11/2029	8,361	8,353	0.2	8,319
Accession Risk Management Group, Inc.&<+	One stop	SF +	4.75%	(i)	9.53%				11/2029	5,249	5,307	0.1	5,223
Accession Risk Management Group, Inc.+(5)	One stop				N/A(6)				11/2029	—	(17)	—	(13)
Accession Risk Management Group, Inc.+(5)	One stop				N/A(6)				11/2029	—	(4)	—	(3)
Accession Risk Management Group, Inc.+	One stop	SF +	4.75%	(i)	9.79%				11/2029	7,243	7,242	0.2	7,207
Accession Risk Management Group, Inc.+(5)	One stop				N/A(6)				11/2029	—	(134)	—	(111)
Alera Group, Inc.^<+	One stop	SF +	5.25%	(h)	10.10%				10/2028	35,416	35,476	0.9	35,416
Alera Group, Inc.&+	One stop	SF +	5.25%	(h)	10.10%				10/2028	10,065	10,064	0.3	10,065
Alera Group, Inc.&+	One stop	SF +	5.25%	(h)	10.10%				10/2028	4,018	4,083	0.1	4,018
Alera Group, Inc.+	One stop	SF +	5.75%	(h)	10.60%				10/2028	1,063	1,082	—	1,080
AMBA Buyer, Inc.&+	One stop	SF +	5.25%	(i)	9.95%				07/2027	4,468	4,479	0.1	4,468
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.95%				07/2027	1,330	1,328	—	1,330
AMBA Buyer, Inc.<+	One stop	SF +	5.25%	(i)	9.95%				07/2027	1,122	1,118	—	1,122
AMBA Buyer, Inc.+	One stop				N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.95%				07/2027	162	162	—	162
Ben Nevis Midco Limited<+(8)(10)	One stop	SF +	5.50%	(h)	10.35%				03/2028	561	551	—	561
Ben Nevis Midco Limited<+(8)(10)	One stop	SF +	5.50%	(i)	10.56%				03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(h)	10.34%				03/2028	60	59	—	60
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(h)	10.36%				03/2028	92	85	—	92
Captive Resources Midco, LLC<+(25)	One stop	SF +	5.25%	(h)	10.10%				07/2029	15,470	15,443	0.4	15,470
Captive Resources Midco, LLC+(5)	One stop				N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.<+	One stop	SF +	7.50%	(i)	12.56%				03/2029	6,246	6,215	0.2	6,246
Disco Parent, Inc.+(5)	One stop				N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC<+	One stop	SF +	5.25%	(i)	10.06%				12/2030	1,735	1,772	—	1,739
Doxa Insurance Holdings LLC+	One stop				N/A(6)				12/2029	—	—	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	5.25%	(i)	10.22%				12/2030	1,434	1,439	—	1,438
Doxa Insurance Holdings LLC+(5)	One stop				N/A(6)				12/2030	—	(27)	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	1,089	1,032	—	1,079
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	81	69	—	76
Illumifin Corporation<+(25)	One stop	SF +	7.00%	(i)	6.54%	cash/	6.00%	PIK	09/2027	4,565	4,376	0.1	4,018
Integrated Specialty Coverages, LLC<+	One stop	SF +	6.00%	(h)(i)(j)	10.98%				07/2030	5,051	5,021	0.1	5,051
Integrated Specialty Coverages, LLC+(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC+	One stop	SF +	6.00%	(h)(i)(j)	10.88%				07/2030	1,008	987	—	1,008
Integrity Marketing Acquisition, LLC~&+	One stop	SF +	5.00%	(i)	10.07%				08/2028	44,556	44,205	1.1	44,110
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)				08/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)				08/2028	—	(14)	—	(39)
J.S. Held Holdings, LLC~^<+	One stop	SF +	5.50%	(i)	10.25%				12/2026	22,378	22,364	0.6	22,154
J.S. Held Holdings, LLC&+	One stop	SF +	5.50%	(i)	10.25%				12/2026	5,400	5,384	0.1	5,346
J.S. Held Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.25%				12/2026	5,223	5,207	0.1	5,171
J.S. Held Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.25%				12/2026	5,055	5,046	0.1	5,005
J.S. Held Holdings, LLC+	One stop	SF +	5.50%	(i)	10.25%				12/2026	160	158	—	159
J.S. Held Holdings, LLC+(5)	One stop				N/A(6)				12/2026	—	(6)	—	(6)
Keystone Agency Partners LLC<+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	3,558	3,534	0.1	3,558
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	2,039	2,031	0.1	2,039
Keystone Agency Partners LLC&+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	2,875	2,926	0.1	2,875
Keystone Agency Partners LLC<+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	618	617	—	618
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Keystone Agency Partners LLC+	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	$2,108	$2,086	0.1%	$2,108
Majesco~^<	One stop	SF +	4.75%	(i)	9.35%				09/2028	28,248	28,283	0.7	28,248
Majesco+(5)	One stop				N/A(6)				09/2027	—	(1)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	6.00%	(c)	9.49%				02/2029	789	768	—	789
Norvax, LLC^<+(8)	Senior secured	SF +	8.00%	(h)	12.95%				09/2025	39,654	38,981	1.0	38,860
Norvax, LLC<+(8)	Senior secured	SF +	8.00%	(h)	12.95%				09/2025	12,271	12,048	0.3	12,026
Oakbridge Insurance Agency LLC<+	One stop	SF +	5.50%	(h)	10.66%				11/2029	2,281	2,320	0.1	2,281
Oakbridge Insurance Agency LLC+	One stop	P +	4.50%	(a)(h)	12.07%				11/2029	30	30	—	30
Oakbridge Insurance Agency LLC+	One stop	SF +	5.50%	(h)	10.66%				11/2029	91	90	—	91
Pareto Health Intermediate Holdings, Inc.&+	One stop	SF +	6.25%	(i)	10.85%				05/2030	22,115	22,045	0.6	22,115
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	6.25%	(i)	10.85%				05/2030	7,372	7,348	0.2	7,372
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC&<+	One stop	SF +	5.00%	(i)	9.75%				10/2028	15,445	15,443	0.4	15,368
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(i)	9.75%				10/2028	3,156	3,142	0.1	3,141
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(h)	9.95%				10/2028	35	27	—	35
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.75%	(i)	10.35%				10/2028	1,481	1,476	—	1,447
People Corporation<+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.83%				02/2028	24,688	25,371	0.6	24,688
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.83%				02/2028	20,716	20,701	0.5	20,716
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.83%				02/2028	8,101	8,442	0.2	8,101
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	9.59%				02/2028	6,802	6,703	0.2	6,802
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.37%				02/2027	71	71	—	71
										450,152	449,223	11.1	447,112
Internet & Direct Marketing Retail
Revalize, Inc.~^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	20,510	20,188	0.5	19,279
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	12,005	11,826	0.3	11,284
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	5,952	5,863	0.1	5,595
Revalize, Inc.^+	One stop	SF +	5.75%	(i)	11.15%				04/2027	3,585	3,513	0.1	3,370
Revalize, Inc.<+	One stop	SF +	5.75%	(i)	11.15%				04/2027	2,440	2,385	0.1	2,294
Revalize, Inc.<+	One stop	SF +	5.75%	(i)	11.15%				04/2027	2,396	2,312	—	2,253
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.15%				04/2027	234	221	—	219
Revalize, Inc.+	One stop	SF +	5.75%	(i)	10.80%				04/2027	252	236	—	224
										47,374	46,544	1.1	44,518
IT Services
Acquia, Inc.^+	One stop	SF +	7.00%	(i)	12.46%				10/2025	12,020	12,030	0.3	12,020
Acquia, Inc.+	One stop	SF +	7.00%	(i)	12.47%				10/2025	44	44	—	44
Acquia, Inc.+	One stop	SF +	7.00%	(i)	12.46%				10/2025	1,083	1,080	—	1,083
CivicPlus, LLC^+(25)	One stop	SF +	5.75%	(i)	10.96%				08/2027	9,175	9,190	0.2	9,175
CivicPlus, LLC<+(25)	One stop	SF +	5.75%	(i)	10.96%				08/2027	5,430	5,442	0.2	5,430
CivicPlus, LLC<+(25)	One stop	SF +	5.75%	(i)	10.96%				08/2027	4,301	4,308	0.1	4,301
CivicPlus, LLC+(25)	One stop	SF +	11.75%	(i)(j)	17.00%	PIK			06/2034	552	548	—	552
CivicPlus, LLC+	One stop				N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.<+(25)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	5,254	5,252	0.1	5,201
Critical Start, Inc.<+(25)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	2,413	2,384	0.1	2,388
Critical Start, Inc.+(5)	One stop				N/A(6)				05/2028	—	(1)	—	(2)
Delinea Inc.^+	One stop	SF +	5.75%	(i)	10.50%				03/2028	22,609	22,618	0.6	22,609
Delinea Inc.#^	One stop	SF +	5.75%	(i)	10.50%				03/2028	13,127	13,128	0.3	13,127
Delinea Inc.+(5)	One stop				N/A(6)				03/2027	—	(1)	—	—
Delinea Inc.<	One stop	SF +	6.00%	(i)	10.75%				03/2028	11,500	11,486	0.3	11,500
Goldcup 31018 AB<+(8)(9)(17)(25)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	14,282	13,351	0.4	14,283
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	1,332	1,269	—	1,332

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB+(5)(8)(9)(17)	One stop				N/A(6)				01/2029	$—	$(1)	—%	$—
Netwrix Corporation*&+	One stop	SF +	5.50%	(i)	10.56%				06/2029	7,975	7,980	0.2	7,975
Netwrix Corporation+(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation+	One stop	SF +	5.50%	(i)	10.56%				06/2029	386	384	—	422
Optimizely North America, Inc.#^<	One stop	SF +	5.25%	(i)	10.00%				04/2026	25,860	25,849	0.6	25,860
Optimizely North America, Inc.+(8)(9)	One stop	E +	5.50%	(c)	8.85%				04/2026	23,933	24,037	0.6	23,933
Optimizely North America, Inc.*#^	One stop	SF +	5.25%	(i)	10.00%				04/2026	14,317	14,346	0.4	14,317
Optimizely North America, Inc.*<	One stop	SF +	5.25%	(i)	10.00%				04/2026	7,956	7,951	0.2	7,956
Optimizely North America, Inc.+	One stop				N/A(6)				04/2026	—	—	—	—
PDQ Intermediate, Inc.+(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	114	113	—	114
Recordxtechnologies, LLC#~<	One stop	SF +	5.25%	(i)	9.85%				12/2027	18,874	19,063	0.5	18,874
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.85%				12/2027	1,769	1,786	—	1,769
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.85%				12/2027	2	—	—	2
Recordxtechnologies, LLC<+	One stop	SF +	5.25%	(i)	9.85%				12/2027	894	886	—	894
Recordxtechnologies, LLC+	One stop	SF +	5.25%	(i)	9.85%				12/2027	12,553	12,439	0.3	12,553
ReliaQuest Holdings, LLC<+(25)	One stop	SF +	6.75%	(i)	8.37%	cash/	3.63%	PIK	04/2031	11,710	11,711	0.3	11,710
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(5)	—	—
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
Saturn Borrower Inc.~<+	One stop	SF +	6.50%	(i)	11.25%				09/2026	27,535	27,313	0.7	26,983
Saturn Borrower Inc.+	One stop	SF +	6.50%	(h)(i)	11.28%				09/2026	444	437	—	434
WPEngine, Inc.<+	One stop	SF +	6.50%	(i)	11.62%				08/2029	5,438	5,419	0.1	5,438
WPEngine, Inc.+	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.<+	One stop	SF +	6.50%	(i)	11.56%				07/2027	1,413	1,406	—	1,385
Zarya Holdco, Inc.<+	One stop	SF +	6.50%	(i)	11.56%				07/2027	7,247	7,296	0.2	7,102
Zarya Holdco, Inc.+(5)	One stop				N/A(6)				07/2027	—	—	—	(2)
										271,542	270,535	6.7	270,762

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Crunch Holdings, LLC+	One stop	SF +	4.75%	(h)	9.61%				09/2031	$57,121	$56,836	1.4%	$56,836
Crunch Holdings, LLC+(5)	One stop				N/A(6)				09/2031	—	(39)	—	(39)
Movement Holdings, LLC<+	One stop	SF +	5.25%	(h)	10.10%				03/2030	841	839	—	841
Movement Holdings, LLC+	One stop				N/A(6)				03/2030	—	—	—	—
Movement Holdings, LLC+(5)	One stop				N/A(6)				03/2030	—	(2)	—	—
WBZ Investment, LLC#&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	7,804	7,804	0.2	7,804
WBZ Investment, LLC&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	1,717	1,717	0.1	1,717
WBZ Investment, LLC&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	1,194	1,194	—	1,194
WBZ Investment, LLC&+(25)	One stop	SF +	6.75%	(i)	11.50%				03/2027	628	628	—	628
WBZ Investment, LLC+	One stop				N/A(6)				03/2027	—	—	—	—
										69,305	68,977	1.7	68,981
Life Sciences Tools & Services
Celerion Buyer, Inc.*#~	One stop	SF +	5.50%	(i)	10.73%				11/2029	29,605	29,352	0.7	29,605
Celerion Buyer, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.+(5)	One stop				N/A(6)				11/2029	—	(68)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.35%				06/2031	8,869	8,826	0.2	8,869
Graphpad Software, LLC+(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Graphpad Software, LLC+	One stop	SF +	4.75%	(i)	9.35%				06/2031	222	211	—	222
PAS Parent Inc.+(5)	One stop				N/A(6)				12/2028	—	(18)	—	(39)
PAS Parent Inc.*#~&<+	One stop	SF +	5.00%	(h)	9.85%				12/2028	55,514	55,532	1.4	54,960
PAS Parent Inc.+	One stop	SF +	5.00%	(h)	9.85%				12/2027	130	124	—	124
PAS Parent Inc.+	One stop	SF +	5.00%	(h)	9.85%				12/2028	2,643	2,664	0.1	2,608
Reaction Biology Corporation#+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	8,600	8,374	0.2	6,622
Reaction Biology Corporation+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	2,861	2,482	0.1	2,203
Reaction Biology Corporation+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	1,903	1,650	—	1,465
Reaction Biology Corporation+(7)(25)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	306	278	—	236
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	1,400	1,387	—	1,372
Unchained Labs, LLC<+	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	1,182	1,167	—	1,158
Unchained Labs, LLC+(5)	Senior secured				N/A(6)				08/2027	—	(1)	—	(2)
										113,235	111,955	2.7	109,403
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.75%	(i)	9.81%				08/2031	10,508	10,405	0.3	10,403
AI Titan Parent, Inc.+(5)	One stop				N/A(6)				08/2031	—	(10)	—	(11)
AI Titan Parent, Inc.+(5)	One stop				N/A(6)				08/2031	—	(13)	—	(13)
Blackbird Purchaser, Inc.<+	One stop	SF +	5.50%	(i)	10.10%				12/2030	4,476	4,559	0.1	4,476
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	10.10%				12/2030	265	264	—	265
Blackbird Purchaser, Inc.+	One stop	SF +	5.50%	(i)	10.10%				12/2029	15	15	—	15
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(i)	10.25%	cash/	1.50%	PIK	05/2025	13,837	13,816	0.3	13,145
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(i)	10.25%	cash/	1.50%	PIK	05/2025	1,308	1,300	—	1,242
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(i)	10.25%	cash/	1.50%	PIK	05/2025	255	250	—	228
										30,664	30,586	0.7	29,750
Marine
Project Nike Purchaser, LLC&+	One stop	SF +	5.25%	(i)	9.85%				04/2029	33,867	34,038	0.9	33,529
Project Nike Purchaser, LLC<+	One stop	SF +	5.25%	(i)	9.85%				04/2029	750	747	—	742
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(i)	9.85%				04/2029	250	248	—	246
										34,867	35,033	0.9	34,517
Media
Lotus Topco, Inc.+	One stop	SF +	4.75%	(j)	9.00%				06/2030	5,164	5,127	0.1	5,164
Lotus Topco, Inc.+(5)	One stop				N/A(6)				06/2030	—	(7)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Lotus Topco, Inc.+(5)	One stop				N/A(6)				06/2030	$—	$(18)	$—%	$—
Triple Lift, Inc.^+	One stop	SF +	5.75%	(i)	10.71%				05/2028	7,300	7,203	0.2	7,008
Triple Lift, Inc.<+	One stop	SF +	5.75%	(i)	10.71%				05/2028	1,557	1,526	—	1,495
Triple Lift, Inc.+	One stop	SF +	5.75%	(i)	11.20%				05/2028	54	52	—	50
										14,075	13,883	0.3	13,717
Multiline Retail
Fleet Farm Group, LLC*#+(7)	One stop	SF +	7.00%	(j)	12.56%				12/2026	43,652	43,416	0.8	31,866

Oil, Gas & Consumable Fuels
3ES Innovation, Inc.*+(8)(12)	One stop	SF +	6.50%	(h)	11.45%				05/2025	25,451	25,549	0.7	25,451
3ES Innovation, Inc.+(8)(12)	One stop				N/A(6)				05/2025	—	—	—	—
Envernus, Inc.<+	One stop	SF +	5.50%	(h)	10.35%				12/2029	5,131	5,222	0.1	5,131
Envernus, Inc.+	One stop	SF +	5.50%	(h)	10.35%				12/2029	5	5	—	5
Envernus, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
Project Power Buyer, LLC*#~<+	One stop	SF +	6.75%	(i)	11.35%				05/2026	53,171	53,103	1.3	53,171
Project Power Buyer, LLC+	One stop				N/A(6)				05/2025	—	—	—	—
										83,758	83,879	2.1	83,758
Paper & Forest Products
Messenger, LLC#~<+	One stop	SF +	5.75%	(i)	10.50%				12/2027	14,397	14,417	0.4	14,397
Messenger, LLC+(8)(9)	One stop	SN +	5.75%	(f)	10.80%				12/2027	926	875	—	926
Messenger, LLC+	One stop	SF +	5.75%	(i)	10.50%				12/2027	520	519	—	520
Messenger, LLC+(8)(9)	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC~+	One stop	SF +	5.75%	(i)	11.15%				12/2027	1,508	1,537	0.1	1,508
Messenger, LLC<+	One stop	SF +	5.75%	(i)	10.50%				12/2027	756	756	—	756
Messenger, LLC+	One stop				N/A(6)				12/2027	—	—	—	—
										18,107	18,104	0.5	18,107
Personal Products
IMPLUS Footcare, LLC+(25)	One stop	SF +	8.75%	(i)	12.51%	cash/	1.00%	PIK	07/2025	30,500	30,500	0.7	27,450
IMPLUS Footcare, LLC+(25)	One stop	SF +	8.75%	(i)	12.51%	cash/	1.00%	PIK	07/2025	5,209	5,209	0.1	4,688
IMPLUS Footcare, LLC*+(25)	One stop	SF +	8.75%	(i)	12.51%	cash/	1.00%	PIK	07/2025	751	751	—	675
										36,460	36,460	0.8	32,813

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.*#~&	One stop	SF +	5.50%	(i)	10.75%				02/2029	$30,144	$29,977	0.8%	$30,144
ACP Ulysses Buyer, Inc.*<	One stop	SF +	5.50%	(i)	10.75%				02/2029	1,303	1,285	—	1,303
Amalthea Parent, Inc.*#~^&<+(8)	One stop	SF +	5.00%	(j)	10.75%				03/2027	87,644	85,520	2.1	82,385
Amalthea Parent, Inc.+(8)	One stop	SF +	5.00%	(h)	9.96%				03/2027	360	338	—	328
Apothecary Products, LLC+	Senior secured	SF +	5.75%	(j)	10.59%				07/2025	2,321	2,310	0.1	2,321
Apothecary Products, LLC+(5)	Senior secured				N/A(6)				07/2025	—	(3)	—	—
Caerus Midco 3 S.A.R.L.<+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	29,411	29,445	0.7	29,117
Caerus Midco 3 S.A.R.L.<+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	4,876	4,879	0.1	4,827
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	1,986	1,962	—	1,941
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	9.60%				05/2029	315	311	—	308
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(h)	9.87%				05/2029	262	259	—	256
Cobalt Buyer Sub, Inc.&+	One stop	SF +	5.50%	(h)	10.35%				10/2028	14,836	14,789	0.4	14,651
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	10.35%				10/2028	4,975	4,957	0.1	4,913
Cobalt Buyer Sub, Inc.<+	One stop	SF +	5.50%	(h)	10.35%				10/2028	3,758	3,684	0.1	3,711
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	10.35%				10/2027	146	130	—	128
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.50%	(h)	10.35%				10/2028	6,397	6,319	0.2	6,317
Cobalt Buyer Sub, Inc.+(5)	One stop				N/A(6)				10/2028	—	(78)	—	(80)
Spark Bidco Limited<+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	37,712	37,449	0.9	36,204
Spark Bidco Limited<+(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.95%				08/2028	5,558	5,133	0.1	5,558
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	4,571	3,962	0.1	4,388
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(i)	10.60%				08/2028	3,991	3,984	0.1	3,991
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	3,999	3,624	0.1	3,840
Spark Bidco Limited+(5)(8)(9)(10)	Senior secured				N/A(6)				02/2028	—	(5)	—	(8)
										244,565	240,231	5.9	236,543
Professional Services
ALKU Intermediate Holdings, LLC<+	One stop	SF +	6.25%	(j)	10.50%				5/1/2029	6,797	6,824	0.2	6,882
ALKU Intermediate Holdings, LLC<+	One stop	SF +	5.50%	(j)	9.75%				5/1/2029	751	743	—	751
bswift, LLC<+	One stop	SF +	6.38%	(i)	11.68%				11/1/2028	7,681	7,664	0.2	7,817
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(i)	10.32%				10/1/2027	8,058	8,077	0.2	8,058
Citrin Cooperman Advisors LLC&+	One stop	SF +	5.00%	(i)	10.32%				10/1/2027	3,498	3,449	0.1	3,498
Citrin Cooperman Advisors LLC+	One stop	SF +	5.00%	(i)	10.42%				10/1/2027	1,038	1,029	—	1,038
Citrin Cooperman Advisors LLC+	One stop	SF +	5.25%	(i)	10.67%				10/1/2027	664	663	—	664
Citrin Cooperman Advisors LLC<+	One stop	SF +	5.25%	(i)	10.67%				10/1/2027	253	253	—	253
DISA Holdings Corp.<+	Senior secured	SF +	5.00%	(i)	10.02%				9/1/2028	5,242	5,207	0.1	5,242
DISA Holdings Corp.<+	Senior secured	SF +	5.00%	(i)	10.02%				9/1/2028	808	796	—	808
DISA Holdings Corp.+	One stop	SF +	5.00%	(i)	10.02%				9/1/2028	691	682	—	691
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	10.02%				9/1/2028	611	604	—	611
DISA Holdings Corp.+(25)	Subordinated debt	SF +	8.50%	(h)	11.51%	cash/	2.00%	PIK	3/1/2029	104	103	—	104
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(i)	10.11%				9/1/2028	70	65	—	70
DISA Holdings Corp.+(5)	Senior secured				N/A(6)				9/1/2028	—	(2)	—	—
Eclipse Buyer, Inc.+	One stop	SF +	4.75%	(i)	9.74%				9/1/2031	14,283	14,141	0.4	14,140
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(69)	—	(18)
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(12)	—	(12)
Eliassen Group, LLC<+	One stop	SF +	5.75%	(i)	10.35%				4/1/2028	2,149	2,132	0.1	2,084
Eliassen Group, LLC+	One stop	SF +	5.75%	(i)	10.88%				4/1/2028	145	144	—	140
Filevine, Inc.^+(25)	One stop	SF +	6.50%	(i)	9.47%	cash/	2.50%	PIK	4/1/2027	8,241	8,279	0.2	8,344
Filevine, Inc.+	One stop				N/A(6)				4/1/2027	—	—	—	—
IG Investments Holdings, LLC&+	One stop	SF +	6.00%	(i)	11.35%				9/1/2028	9,122	9,107	0.2	9,122
IG Investments Holdings, LLC&+	One stop	SF +	6.00%	(i)	11.35%				9/1/2028	782	776	—	782
IG Investments Holdings, LLC+	One stop				N/A(6)				9/1/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^&<	One stop	SF +	5.25%	(i)	10.65%				11/1/2028	34,023	33,720	0.8	33,004

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(i)	10.72%				11/1/2028	$791	$785	—%	$767
NBG Acquisition Corp. and NBG-P Acquisition Corp.+	One stop	SF +	5.25%	(i)	10.65%				11/1/2028	306	298	—	292
PlanSource Holdings, Inc.<+	One stop	SF +	6.25%	(j)	11.64%				6/1/2025	14,234	14,287	0.4	14,091
PlanSource Holdings, Inc.<+	One stop	SF +	6.25%	(j)	11.64%				6/1/2025	2,416	2,413	0.1	2,391
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(j)	11.64%				6/1/2025	695	695	—	689
PlanSource Holdings, Inc.+(5)	One stop				N/A(6)				6/1/2025	—	—	—	(3)
Procure Acquireco, Inc.#~&+	One stop	SF +	5.00%	(j)	9.99%				12/1/2028	24,925	24,975	0.6	24,925
Procure Acquireco, Inc.+	One stop	SF +	5.00%	(i)	9.75%				12/1/2028	1,145	1,145	—	1,145
Procure Acquireco, Inc.+(5)	One stop				N/A(6)				12/1/2028	—	(1)	—	—
Teaching Company, The+	One stop	SF +	5.75%	(j)	11.09%				1/1/2026	13,614	13,614	0.4	13,614
Teaching Company, The+	One stop				N/A(6)				1/1/2026	—	—	—	—
Varicent Intermediate Holdings Corporation+(25)	One stop	SF +	6.00%	(i)	7.35%	cash/	3.25%	PIK	8/1/2031	46,971	46,283	1.2	46,267
Varicent Intermediate Holdings Corporation+(5)	One stop				N/A(6)				8/1/2031	—	(91)	—	(93)
Varicent Intermediate Holdings Corporation+(5)	One stop				N/A(6)				8/1/2031	—	(89)	—	(90)
										210,108	208,689	5.2	208,068
%

Real Estate Management & Development
Inhabit IQ Inc.&<	One stop	SF +	5.50%	(h)	10.45%	07/2025	37,583	37,792	1.0	37,583
Inhabit IQ Inc.#~+	One stop	SF +	5.50%	(h)	10.45%	07/2025	21,694	21,725	0.6	21,694
Inhabit IQ Inc.~+	One stop	SF +	5.50%	(h)	10.45%	07/2025	15,607	15,632	0.4	15,607
Inhabit IQ Inc.*^	One stop	SF +	5.50%	(h)	10.45%	07/2025	21,366	21,484	0.5	21,366
Inhabit IQ Inc.*#~	One stop	SF +	5.50%	(h)	10.45%	07/2025	7,460	7,456	0.2	7,460
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	3,988	3,998	0.1	3,988
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,745	1,744	—	1,745
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,478	1,477	—	1,478
Inhabit IQ Inc.#<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,461	1,461	—	1,461
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	1,166	1,165	—	1,166
Inhabit IQ Inc.<+	One stop	SF +	5.50%	(h)	10.45%	07/2025	614	614	—	614
Inhabit IQ Inc.+	One stop				N/A(6)	07/2025	—	—	—	—
Inhabit IQ Inc.<	One stop	SF +	5.50%	(h)	10.45%	07/2025	680	680	—	680
MRI Software, LLC*~^+	One stop	SF +	4.75%	(i)	9.35%	02/2027	28,915	29,128	0.7	28,625
MRI Software, LLC~^&+	One stop	SF +	4.75%	(i)	9.35%	02/2027	13,155	13,261	0.3	13,023
MRI Software, LLC+(5)	One stop				N/A(6)	02/2027	—	(25)	—	(31)
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.35%	02/2027	947	942	—	938
MRI Software, LLC+	One stop	SF +	4.75%	(i)	9.35%	02/2027	3,217	3,134	0.1	3,086
RPL Bidco Limited<+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2028	6,052	5,865	0.2	6,052
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2028	27,932	28,284	0.7	27,932
RPL Bidco Limited<+(8)(9)(10)	One stop	A +	5.50%	(e)	9.85%	08/2028	12,173	11,762	0.3	12,173
RPL Bidco Limited<+(8)(9)(10)	One stop	A +	5.50%	(e)	9.87%	08/2028	2,955	3,036	0.1	2,955
RPL Bidco Limited+(8)(9)(10)	One stop				N/A(6)	02/2028	—	—	—	—
							210,188	210,615	5.2	209,595
Road & Rail
Internet Truckstop Group, LLC~+	One stop	SF +	5.50%	(i)	10.25%	04/2027	28,632	28,669	0.7	28,346
Internet Truckstop Group, LLC&+	One stop	SF +	5.50%	(i)	10.25%	04/2027	12,553	12,523	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop				N/A(6)	04/2027	—	(3)	—	(3)
							41,185	41,189	1.0	40,770
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^<+	One stop	SF +	5.25%	(i)	9.85%				06/2029	$24,680	$24,917	0.6%	$24,680
Anaplan, Inc.+	One stop	SF +	5.25%	(i)	9.85%				06/2029	13,000	12,969	0.3	13,000
Anaplan, Inc.+(5)	One stop				N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC~^+	One stop	SF +	4.75%	(i)	9.35%				03/2028	55,159	55,072	1.4	55,159
Appfire Technologies, LLC+	One stop	SF +	4.75%	(i)	9.35%				03/2028	1,603	1,562	0.1	1,603
Appfire Technologies, LLC+(5)	One stop				N/A(6)				03/2028	—	(3)	—	—
Appfire Technologies, LLC+(5)	One stop				N/A(6)				03/2028	—	(124)	—	—
Aras Corporation^<+(25)	One stop	SF +	5.50%	(i)	10.10%				04/2029	28,740	28,732	0.7	28,740
Aras Corporation+	One stop	SF +	5.50%	(i)	10.10%				04/2029	1,217	1,195	—	1,217
Armstrong Bidco Limited<+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	5,815	5,361	0.2	5,815
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	3,034	2,728	0.1	3,034
Arrow Buyer, Inc.<+	One stop	SF +	5.75%	(i)	10.35%				07/2030	25,104	24,934	0.6	25,104
Arrow Buyer, Inc.+	One stop	SF +	5.75%	(i)	10.35%				07/2030	1,645	1,640	0.1	1,645
Arrow Buyer, Inc.+(5)	One stop				N/A(6)				07/2030	—	(25)	—	—
Artifact Bidco, Inc.+	One stop	SF +	4.50%	(i)	9.10%				05/2031	1,489	1,475	0.1	1,474
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2031	—	(2)	—	(2)
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2030	—	(1)	—	(1)
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2030	—	(1)	—	(1)
Auvik Networks Inc.^+(8)(12)(25)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	10,663	10,693	0.3	10,663
Auvik Networks Inc.<+(8)(12)(25)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	1,918	1,911	0.1	1,918
Auvik Networks Inc.<+(8)(12)(25)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	976	972	—	976
Auvik Networks Inc.+(8)(12)	One stop				N/A(6)				07/2027	—	—	—	—
Axiom Merger Sub Inc.<+	One stop	SF +	4.75%	(j)	10.31%				04/2026	6,717	6,695	0.2	6,666
Axiom Merger Sub Inc.+(8)(9)	One stop	E +	4.75%	(c)(d)	8.58%				04/2026	2,764	2,749	0.1	2,743
Axiom Merger Sub Inc.<+	One stop	SF +	4.75%	(j)	10.31%				04/2026	1,218	1,211	—	1,209
Axiom Merger Sub Inc.+	One stop	SF +	4.75%	(j)	9.96%				04/2026	175	174	—	174
Axiom Merger Sub Inc.+	One stop				N/A(6)				10/2025	—	—	—	—
Axiom Merger Sub Inc.+(5)	One stop				N/A(6)				04/2026	—	(92)	—	(98)
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(i)	9.25%				04/2027	9,492	9,675	0.3	9,492
Azul Systems, Inc.+	Senior secured				N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.50%	(h)	11.35%				03/2031	622	614	—	622
Azurite Intermediate Holdings, Inc.<+	One stop	SF +	6.50%	(h)	11.35%				03/2031	428	422	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC<+(25)	One stop	SF +	6.25%	(i)	8.12%	cash/	3.38%	PIK	05/2031	4,060	4,059	0.1	4,060
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(4)	—	—
Bayshore Intermediate #2, L.P.^+(25)	One stop	SF +	7.75%	(i)	13.13%	PIK			10/2028	117,557	117,481	2.9	117,557
Bayshore Intermediate #2, L.P.+(5)	One stop				N/A(6)				10/2027	—	(2)	—	—
BestPass, Inc.+	One stop	SF +	5.25%	(h)	10.10%				08/2031	52,867	52,609	1.3	52,602
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(25)	—	(26)
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(34)	—	(35)
Bloomerang, LLC<+	One stop	SF +	6.00%	(h)	10.85%				12/2029	4,142	4,180	0.1	4,142
Bloomerang, LLC+(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
Bloomerang, LLC+(5)	One stop				N/A(6)				12/2029	—	(12)	—	—
Bonterra LLC^<+	One stop	SF +	7.00%	(i)	11.60%				09/2027	92,893	92,384	2.3	91,501
Bonterra LLC+	One stop	SF +	7.00%	(i)	11.94%				09/2027	7,599	7,487	0.2	7,485
Bonterra LLC+(25)	One stop	SF +	7.75%	(i)	12.35%	PIK			09/2027	3,836	3,793	0.1	3,778
Bonterra LLC+	One stop	SF +	7.00%	(i)	11.64%				09/2027	232	227	—	226
Bottomline Technologies, Inc.<+	One stop	SF +	5.25%	(h)	10.10%				05/2029	41,062	40,846	1.0	40,652
Bottomline Technologies, Inc.<+	One stop	SF +	5.75%	(h)	10.60%				05/2029	5,098	5,024	0.1	5,112
Bottomline Technologies, Inc.+(5)	One stop				N/A(6)				05/2028	—	(5)	—	(6)
Bullhorn, Inc.~&+	One stop	SF +	5.00%	(h)	9.85%				10/2029	77,997	77,728	2.0	77,997

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bullhorn, Inc.~<	One stop	SF +	5.00%	(h)	9.85%	10/2029	$3,190	$3,228	0.1%	$3,190
Bullhorn, Inc.&+	One stop	SF +	5.00%	(h)	9.85%	10/2029	1,643	1,664	0.1	1,643
Bullhorn, Inc.<+	One stop	SF +	5.00%	(h)	9.85%	10/2029	736	733	—	736
Bullhorn, Inc.<+	One stop	SF +	5.00%	(h)	9.85%	10/2029	587	584	—	587
Bullhorn, Inc.+(5)	One stop				N/A(6)	10/2029	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.#~+	One stop	SF +	5.00%	(h)	9.95%	06/2028	12,431	12,402	0.3	12,431
Burning Glass Intermediate Holdings Company, Inc.+(5)	One stop				N/A(6)	06/2026	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.<+(8)(14)	One stop	SF +	7.25%	(i)	12.53%	01/2029	8,332	8,270	0.2	8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.<+(8)(14)	One stop	SF +	7.25%	(i)	12.53%	01/2029	2,204	2,172	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop				N/A(6)	01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop				N/A(6)	01/2029	—	(1)	—	—
Calabrio, Inc.^<+	One stop	SF +	5.50%	(i)	10.56%	04/2027	74,669	74,739	1.9	74,669
Calabrio, Inc.<+	One stop	SF +	5.50%	(i)	10.56%	04/2027	5,487	5,575	0.2	5,487
Calabrio, Inc.+(5)	One stop				N/A(6)	04/2027	—	(2)	—	—
Camelia Bidco Limited<+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2030	5,411	5,138	0.1	5,411
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%	08/2030	766	707	—	766
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(e)	9.93%	08/2030	346	324	—	346
Camelia Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)	08/2030	—	(29)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	9.85%	07/2031	46,611	46,161	1.2	46,611
CB Buyer, Inc.+(5)	One stop				N/A(6)	07/2031	—	(51)	—	—
CB Buyer, Inc.+(5)	One stop				N/A(6)	07/2031	—	(63)	—	—
Coupa Holdings, LLC<+	One stop	SF +	5.50%	(i)	10.75%	02/2030	31,960	31,650	0.8	31,960
Coupa Holdings, LLC+(5)	One stop				N/A(6)	02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop				N/A(6)	02/2030	—	(20)	—	—
Crewline Buyer, Inc.<+	One stop	SF +	6.75%	(i)	11.35%	11/2030	5,403	5,452	0.1	5,403
Crewline Buyer, Inc.+(5)	One stop				N/A(6)	11/2030	—	(1)	—	—
Daxko Acquisition Corporation~^+	One stop	SF +	5.00%	(h)	9.85%	10/2028	39,458	39,434	1.0	39,458
Daxko Acquisition Corporation&+	One stop	SF +	5.00%	(h)	9.85%	10/2028	3,328	3,298	0.1	3,328
Daxko Acquisition Corporation+	One stop	SF +	5.00%	(h)	9.85%	10/2028	199	197	—	199
Daxko Acquisition Corporation+	One stop	P +	4.00%	(a)	12.00%	10/2028	64	52	—	64
Daxko Acquisition Corporation+(5)	One stop				N/A(6)	10/2028	—	(20)	—	—
Denali Bidco Limited<+(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%	08/2030	7,864	7,541	0.2	7,903
Denali Bidco Limited+(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%	08/2030	2,657	2,583	0.1	2,669
Denali Bidco Limited<+(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%	08/2030	1,897	1,839	0.1	1,906
Denali Bidco Limited<+(8)(9)(10)	One stop	E +	5.50%	(c)	8.85%	08/2030	741	713	—	741
Denali Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)	08/2030	—	(2)	—	—
Diligent Corporation<+	One stop	SF +	5.00%	(j)	10.09%	08/2030	8,985	8,967	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(j)	10.09%	08/2030	1,541	1,530	0.1	1,541
Diligent Corporation+(5)	One stop				N/A(6)	08/2030	—	(11)	—	—
Diligent Corporation+(5)	One stop				N/A(6)	08/2030	—	(6)	—	—
Dragon UK Bidco Limited<+(8)(9)(10)	One stop	SN +	5.75%	(f)	10.70%	02/2029	23,038	22,316	0.6	22,807
Dragon UK Bidco Limited+(8)(9)(10)	One stop	CA +	5.75%	(k)	9.67%	02/2029	4,493	4,440	0.1	4,447
Dragon UK Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)	02/2029	—	(34)	—	(19)
Evergreen IX Borrower 2023, LLC<+	One stop	SF +	4.75%	(i)	9.35%	09/2030	4,919	4,798	0.1	4,869
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(i)	9.35%	09/2030	4,483	4,439	0.1	4,438
Evergreen IX Borrower 2023, LLC+(5)	One stop				N/A(6)	10/2029	—	(13)	—	(4)
FirstUp, Inc.^+(25)	One stop	SF +	6.75%	(i)	11.35%	07/2027	13,126	13,138	0.3	12,863
FirstUp, Inc.<+(25)	One stop	SF +	6.75%	(i)	11.35%	07/2027	1,251	1,242	—	1,226
FirstUp, Inc.+(5)	One stop				N/A(6)	07/2027	—	(1)	—	(4)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gainsight, Inc.^+(25)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	$17,981	$18,006	0.4%	$17,981
Gainsight, Inc.+(25)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	128	127	—	128
GS Acquisitionco, Inc.~^&<+	One stop	SF +	5.25%	(i)	9.85%				05/2028	122,743	123,093	3.0	121,514
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(i)	9.85%				05/2028	70	68	—	65
GS Acquisitionco, Inc.+(5)	One stop				N/A(6)				05/2028	—	(1)	—	(3)
GTIV, LLC+	One stop	SF +	4.75%	(j)	10.01%				02/2029	72,727	72,274	1.8	72,000
GTIV, LLC+(5)	One stop				N/A(6)				02/2029	—	(2)	—	(3)
GTY Technology Holdings, Inc.<+(25)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	5,100	5,092	0.1	5,049
GTY Technology Holdings, Inc.<+(25)	One stop	SF +	6.88%	(h)	7.54%	cash/	4.30%	PIK	07/2029	3,330	3,298	0.1	3,296
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	611	608	—	605
GTY Technology Holdings, Inc.+(25)	One stop	SF +	7.13%	(i)	7.92%	cash/	4.45%	PIK	07/2029	424	424	—	424
GTY Technology Holdings, Inc.+(5)	One stop				N/A(6)				07/2029	—	(2)	—	(2)
GTY Technology Holdings, Inc.+(5)	One stop				N/A(6)				07/2029	—	(2)	—	—
Gurobi Optimization, LLC+	One stop	SF +	4.75%	(h)(i)	9.47%				09/2031	52,763	52,240	1.3	52,235
Gurobi Optimization, LLC+(5)	One stop				N/A(6)				09/2031	—	(44)	—	(44)
Hornet Security Holding GMBH<+(8)(9)(19)(25)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	748	719	—	748
Hornet Security Holding GMBH<+(8)(9)(19)(25)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	498	480	—	498
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop				N/A(6)				08/2030	—	(1)	—	—
Hornet Security Holding GMBH+(5)(8)(9)(19)	One stop				N/A(6)				02/2031	—	(3)	—	—
Hyland Software, Inc.~&<+	One stop	SF +	6.00%	(h)	10.85%				09/2030	47,242	48,060	1.2	47,242
Hyland Software, Inc.+(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.<+	One stop	SF +	6.50%	(h)	11.35%				01/2030	1,407	1,399	—	1,407
Icefall Parent, Inc.+(5)	One stop				N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.<+(25)	One stop	SF +	5.75%	(h)(i)	10.67%				08/2028	12,469	12,419	0.3	11,845
ICIMS, Inc.+	One stop	SF +	5.75%	(h)	10.62%				08/2028	96	93	—	80
ICIMS, Inc.+(5)	One stop				N/A(6)				08/2028	—	(7)	—	(103)
IQN Holding Corp. #&+	One stop	SF +	5.25%	(i)	10.31%				05/2029	22,887	22,944	0.6	22,887
IQN Holding Corp. +	One stop	SF +	5.25%	(i)	10.31%				05/2028	52	52	—	52
Island Bidco AB<+(8)(9)(17)(25)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	10,768	10,302	0.3	10,768
Island Bidco AB<+(8)(17)(25)	One stop	SF +	7.00%	(j)	8.76%	cash/	3.50%	PIK	07/2028	4,791	4,804	0.1	4,791
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(i)(j)	8.76%	cash/	3.50%	PIK	07/2028	3,535	3,519	0.1	3,535
Island Bidco AB+(5)(8)(9)(17)	One stop				N/A(6)				07/2028	—	(1)	—	—
Island Bidco AB+(8)(17)	One stop				N/A(6)				07/2028	—	—	—	—
Juvare, LLC*~	One stop	SF +	6.25%	(i)	11.46%				10/2026	10,537	10,531	0.3	10,221
Juvare, LLC&+	One stop	SF +	6.25%	(i)	11.46%				10/2026	2,432	2,417	0.1	2,359
Juvare, LLC+	One stop	SF +	6.25%	(i)	11.46%				10/2026	769	761	—	745
Juvare, LLC+	One stop	SF +	6.25%	(i)	11.46%				04/2026	100	100	—	98
Kaseya Inc.^<+(25)	One stop	SF +	5.50%	(i)	10.75%				06/2029	23,506	23,702	0.6	23,506
Kaseya Inc.+	One stop	SF +	5.50%	(i)	10.78%				06/2029	271	266	—	271
Kaseya Inc.+(25)	One stop	SF +	5.50%	(i)	10.10%				06/2029	136	134	—	136
Kaseya Inc.+	One stop	SF +	5.50%	(i)	10.75%				06/2029	86	83	—	86
LeadsOnline, LLC^+	One stop	SF +	4.75%	(i)	10.17%				02/2028	13,049	13,221	0.3	13,049
LeadsOnline, LLC<+	One stop	SF +	4.75%	(i)	10.17%				02/2028	2,303	2,332	0.1	2,303
LeadsOnline, LLC<+	One stop	SF +	4.75%	(i)	9.45%				02/2028	667	665	—	667
LeadsOnline, LLC+(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				01/2030	10,121	10,417	0.3	10,121
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				12/2029	1,533	1,483	—	1,533
Matrix42 Holding GMBH<+(8)(9)(13)	One stop	E +	6.25%	(d)	9.92%				01/2030	789	765	—	789
Matrix42 Holding GMBH+(5)(8)(9)(13)	One stop				N/A(6)				01/2030	—	(1)	—	—
Matrix42 Holding GMBH+(8)(13)	One stop				N/A(6)				01/2028	—	—	—	—
Mindbody, Inc.<+	One stop	SF +	7.00%	(i)	12.40%				09/2025	61,966	62,207	1.5	61,966
Mindbody, Inc.<+	One stop	SF +	7.00%	(i)	12.40%				09/2025	2,134	2,133	0.1	2,134

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mindbody, Inc.+	One stop				N/A(6)				09/2025	$—	$—	—%	$—
Ministry Brands Holdings LLC<+	One stop	SF +	5.50%	(h)	10.45%				12/2028	31,070	30,952	0.8	30,448
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(h)	10.45%				12/2028	2,923	2,926	0.1	2,864
Ministry Brands Holdings LLC+(5)	One stop				N/A(6)				12/2027	—	(4)	—	(6)
Navex TopCo, Inc.<+	One stop	SF +	5.50%	(h)	10.60%				11/2030	5,382	5,477	0.1	5,382
Navex TopCo, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Naviga Inc.+(7)	Senior secured	SF +	7.00%	(h)	12.25%				12/2024	160	147	—	48
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(5)(8)(9)(14)	One stop				N/A(6)				11/2029	—	(26)	—	—
Panzura, LLC+(25)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	118	106	—	98
Personify, Inc.*#~+	One stop	SF +	5.25%	(i)	10.00%				09/2025	13,866	13,895	0.3	13,866
Personify, Inc.#&	One stop	SF +	5.25%	(i)	10.00%				09/2025	9,810	9,828	0.2	9,810
Personify, Inc.+	One stop				N/A(6)				09/2025	—	—	—	—
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	1,052	1,012	—	1,042
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	250	237	—	247
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	72	69	—	72
PING Identity Holding Corp.<+	One stop	SF +	4.75%	(i)	9.35%				10/2029	15,145	15,105	0.4	15,145
PING Identity Holding Corp.+(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+(25)	One stop	SF +	7.50%	(i)	12.57%	PIK			08/2029	5,963	5,730	0.1	5,725
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	8.12%	cash/	1.50%	PIK	08/2029	3,975	3,859	0.1	3,856
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	9.62%	cash/	1.50%	PIK	08/2029	1,988	1,988	—	1,928
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(30)
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(75)
ProcessUnity Holdings, LLC^+	One stop	SF +	6.50%	(h)	11.35%				09/2028	6,014	6,025	0.1	6,014
ProcessUnity Holdings, LLC<+	One stop	SF +	6.50%	(h)	11.35%				09/2028	2,864	2,841	0.1	2,864
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(h)	11.35%				09/2028	1,203	1,198	—	1,203
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(h)	11.35%				09/2028	90	89	—	90
QAD, Inc.&<+	One stop	SF +	4.75%	(h)	9.60%				11/2027	43,261	43,887	1.1	43,261
QAD, Inc.+(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.<+	One stop	SF +	5.25%	(i)	10.39%				06/2029	7,406	7,339	0.2	7,406
Quant Buyer, Inc.<+	One stop	SF +	5.25%	(i)	10.31%				06/2029	4,360	4,343	0.1	4,360
Quant Buyer, Inc.~+	One stop	SF +	5.25%	(i)	10.31%				06/2029	3,015	2,982	0.1	3,015
Quant Buyer, Inc.+(5)	One stop				N/A(6)				06/2029	—	(4)	—	—
Quant Buyer, Inc.+(5)	One stop				N/A(6)				06/2029	—	(51)	—	—
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	20,740	19,016	0.5	19,962
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	6.05%	(g)	8.34%	cash/	2.55%	PIK	07/2029	3,664	3,638	0.1	3,526
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.55%	(f)	8.95%	cash/	2.55%	PIK	07/2029	2,159	1,971	0.1	2,159
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	1,524	1,383	—	1,467
Riskonnect Parent, LLC*<+	One stop	SF +	5.50%	(i)	10.25%				12/2028	45,635	46,131	1.1	45,407
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(i)	10.25%				12/2028	2,141	2,161	0.1	2,131
Riskonnect Parent, LLC<+	One stop	SF +	5.50%	(i)	10.10%				12/2028	823	816	—	815
Riskonnect Parent, LLC+	One stop	SF +	5.50%	(i)	10.10%				12/2028	579	570	—	573
Riskonnect Parent, LLC+(5)	One stop				N/A(6)				12/2028	—	(5)	—	(4)
Riskonnect Parent, LLC+(5)	One stop				N/A(6)				12/2028	—	(9)	—	(10)
Rodeo Buyer Company & Absorb Software Inc.^<+	One stop	SF +	6.25%	(h)	11.20%				05/2027	7,616	7,613	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
SailPoint Technologies Holdings, Inc.^+	One stop	SF +	6.00%	(i)	11.10%				08/2029	14,654	14,569	0.4	14,654
SailPoint Technologies Holdings, Inc.+(5)	One stop				N/A(6)				08/2028	—	(2)	—	—
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.50%	(c)	9.20%				07/2029	50,901	47,198	1.3	50,901
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.75%	(c)	9.41%				07/2029	4,160	3,981	0.1	4,170

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sapphire Bidco Oy<+(8)(9)(16)	One stop	E +	5.75%	(c)	9.46%				07/2029	$1,533	$1,491	—%	$1,537
Sonatype, Inc.<+	One stop	SF +	6.75%	(h)	12.01%				12/2025	55,697	55,865	1.4	55,697
Sonatype, Inc.^+	One stop	SF +	6.75%	(h)	12.01%				12/2025	13,763	13,983	0.3	13,763
Sonatype, Inc.+(5)	One stop				N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.*#^<+(25)	One stop	SF +	7.50%	(i)(j)	11.24%	cash/	1.00%	PIK	06/2027	44,700	44,526	1.1	44,251
Spartan Buyer Acquisition Co.<+(25)	One stop	SF +	7.50%	(i)(j)	11.24%	cash/	1.00%	PIK	06/2027	2,849	2,814	0.1	2,820
Spartan Buyer Acquisition Co.+(5)(25)	One stop	P +	6.50%	(a)	13.50%	cash/	1.00%	PIK	06/2027	2	(2)	—	(2)
Telesoft Holdings LLC~^&+	One stop	SF +	5.75%	(h)	10.70%				12/2026	21,186	21,485	0.5	21,186
Telesoft Holdings LLC<+	One stop	SF +	6.25%	(h)	11.20%				12/2026	1,432	1,452	—	1,432
Telesoft Holdings LLC+	One stop	SF +	5.75%	(h)	10.70%				12/2026	74	73	—	74
Templafy APS and Templafy, LLC<+(8)(18)	One stop	SF +	6.00%	(i)	11.40%				07/2028	4,800	4,778	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC~+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	4,168	4,152	0.1	3,668
TI Intermediate Holdings, LLC<+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	1,105	1,099	—	972
TI Intermediate Holdings, LLC+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	693	690	—	610
TI Intermediate Holdings, LLC+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	520	517	—	458
TI Intermediate Holdings, LLC<+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	191	190	—	168
TI Intermediate Holdings, LLC+(25)	Senior secured	SF +	5.50%	(i)	9.20%	cash/	1.00%	PIK	06/2027	43	43	—	31
Togetherwork Holdings, LLC&+	One stop	SF +	5.25%	(h)	10.10%				05/2031	27,973	27,926	0.7	27,973
Togetherwork Holdings, LLC+(5)	One stop				N/A(6)				05/2031	—	(33)	—	—
Togetherwork Holdings, LLC+(5)	One stop				N/A(6)				05/2031	—	(16)	—	—
Transform Bidco Limited<+(8)(10)	One stop	SF +	7.00%	(i)	12.31%				01/2031	5,405	5,502	0.1	5,337
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				06/2030	—	(1)	—	(2)
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(143)	—	(145)
Vantage Bidco GMBH<+(8)(9)(19)(25)	One stop	E +	6.25%	(c)	6.47%	cash/	3.13%	PIK	04/2031	8,742	8,377	0.2	8,654
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(14)	—	(11)
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	6.00%	(d)	9.67%				07/2031	7,373	7,151	0.2	7,299
Varinem German Midco GMBH+(8)(9)(19)	One stop				N/A(6)				07/2031	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(25)	One stop	N/A			4.50%	cash/	8.21%	PIK	11/2024	12,736	10,407	0.2	7,004
Vector CS Midco Limited & Cloudsense Ltd.+(7)(8)(9)(10)(25)	One stop	N/A			4.50%	cash/	8.21%	PIK	11/2024	252	195	—	138
Vendavo, Inc.*#&+	One stop	SF +	5.75%	(i)	10.84%				09/2027	27,377	26,955	0.6	25,460
Vendavo, Inc.+	One stop	SF +	5.75%	(i)(j)	10.69%				09/2027	1,303	1,283	—	1,129
Vendavo, Inc.+	One stop	SF +	5.75%	(i)	10.84%				09/2027	998	993	—	928
WebPT, Inc.+	One stop	SF +	6.75%	(i)	11.91%				01/2028	931	922	—	903
Workforce Software, LLC^+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	41,999	42,205	1.0	41,999
Workforce Software, LLC^+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	7,436	7,443	0.2	7,436
Workforce Software, LLC<+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	5,266	5,262	0.1	5,266
Workforce Software, LLC<+(25)	One stop	SF +	7.25%	(i)	9.46%	cash/	3.00%	PIK	07/2025	1,580	1,592	—	1,580
Workforce Software, LLC+(5)	One stop				N/A(6)				07/2025	—	(1)	—	—
Zendesk, Inc.^+	One stop	SF +	5.00%	(i)	9.69%				11/2028	28,647	28,538	0.7	28,647
Zendesk, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.+(5)	One stop				N/A(6)				11/2028	—	(34)	—	—
										2,077,748	2,064,059	51.3	2,058,537
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*<+	One stop	SF +	5.25%	(j)	9.75%				02/2028	$23,420	$23,176	0.6%	$23,420
Ave Holdings III, Corp&+	One stop	SF +	5.25%	(j)	9.75%				02/2028	6,108	6,219	0.2	6,108
Ave Holdings III, Corp+	One stop	SF +	5.25%	(j)	9.75%				02/2028	802	802	—	802
Ave Holdings III, Corp+(5)	One stop				N/A(6)				02/2028	—	(2)	—	—
Biscuit Parent, LLC<+	One stop	SF +	4.75%	(i)	9.35%				02/2031	1,332	1,329	—	1,332
Biscuit Parent, LLC+(5)	One stop				N/A(6)				02/2031	—	(1)	—	—
Cavender Stores L.P.~	Senior secured	SF +	5.00%	(i)	9.60%				10/2029	5,459	5,417	0.2	5,459
Consilio Midco Limited<+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	38,182	38,065	1.0	38,182
Consilio Midco Limited<+(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	15,686	15,654	0.4	15,686
Consilio Midco Limited#&(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	15,587	15,646	0.4	15,587
Consilio Midco Limited#~(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	2,935	2,913	0.1	2,935
Consilio Midco Limited#~(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	1,951	1,943	0.1	1,951
Consilio Midco Limited~+(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	998	987	—	998
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	500	485	—	500
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	222	215	—	222
Consilio Midco Limited+(8)(10)	One stop	SF +	5.75%	(i)	10.50%				05/2028	168	167	—	168
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	130	127	—	130
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	127	123	—	127
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	95	92	—	95
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	114	111	—	114
Consilio Midco Limited+(8)(9)(10)	One stop	E +	6.25%	(c)	9.61%				05/2028	60	58	—	60
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.10%				05/2028	143	139	—	140
Consilio Midco Limited+(8)(10)	One stop				N/A(6)				05/2028	—	—	—	—
Consilio Midco Limited+(8)(10)	One stop	SF +	5.50%	(i)	10.10%				05/2028	74	62	—	58
CVP Holdco, Inc.+	One stop	SF +	5.00%	(h)	9.85%				06/2031	13,529	13,399	0.4	13,529
CVP Holdco, Inc.+(5)	One stop				N/A(6)				06/2030	—	(14)	—	—
CVP Holdco, Inc.+(5)	One stop				N/A(6)				06/2031	—	(17)	—	—
Cycle Gear, Inc.*#+	One stop	SF +	6.75%	(i)	12.15%				01/2026	46,529	46,463	1.1	45,133
PetVet Care Centers LLC~+	One stop	SF +	6.00%	(h)	10.85%				11/2030	4,740	4,779	0.1	4,503
PetVet Care Centers LLC+(5)	One stop				N/A(6)				11/2029	—	(2)	—	(4)
PetVet Care Centers LLC+(5)	One stop				N/A(6)				11/2030	—	(6)	—	—
PPV Intermediate Holdings, LLC#~<+	One stop	SF +	5.75%	(i)	10.81%				08/2029	14,189	14,110	0.4	14,189
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			14.75%	PIK			08/2030	8,929	8,997	0.2	9,108
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	1,799	1,766	0.1	1,799
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	416	410	—	416
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	76	75	—	76
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	75	71	—	75
PPV Intermediate Holdings, LLC+(5)	One stop				N/A(6)				08/2029	—	(9)	—	—
PPV Intermediate Holdings, LLC+(5)	One stop				N/A(6)				08/2029	—	(68)	—	(70)
Radiance Borrower, LLC+(25)	One stop	SF +	5.75%	(h)	7.85%	cash/	2.75%	PIK	06/2031	21,558	21,403	0.5	21,558
Radiance Borrower, LLC+	One stop	SF +	5.25%	(h)	10.10%				06/2031	410	393	—	410
Salon Lofts Group, LLC<+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	5,256	5,261	0.1	5,256
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	3,045	3,014	0.1	3,045
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	1,615	1,598	—	1,615
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)(j)	14.30%	PIK			09/2029	578	572	—	578
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				09/2029	540	538	—	540
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)(j)	14.11%	PIK			09/2029	786	762	—	786
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	349	347	—	349
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	344	342	—	344
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	272	271	—	272
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	156	155	—	156

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	$150	$148	—%	$150
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	114	113	—	114
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	105	104	—	105
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	86	86	—	86
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	80	80	—	80
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)				08/2028	—	(4)	—	—
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)				08/2028	—	(6)	—	—
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	304	266	—	304
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	170	169	—	170
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.~^&<+(8)	One stop	SF +	5.25%	(i)	9.85%				12/2029	29,510	29,234	0.7	29,510
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.<+(8)(9)	One stop	CA +	5.25%	(l)	9.18%				12/2029	8,039	7,938	0.2	8,039
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(8)	One stop	SF +	5.25%	(i)	9.85%				12/2028	501	495	—	501
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)(8)	One stop				N/A(6)				12/2029	—	(60)	—	—
Titan Fitness, LLC*#<+(25)	One stop	SF +	7.25%	(h)	10.05%	cash/	2.50%	PIK	10/2026	38,898	38,338	0.8	33,063
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(h)	10.05%	cash/	2.50%	PIK	10/2026	2,822	2,749	0.1	2,398
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(h)	9.92%	cash/	2.50%	PIK	10/2026	423	400	—	300
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.23%				03/2028	9,465	9,969	0.2	9,465
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	5.75%	(e)	10.23%				03/2028	10,081	10,081	0.3	10,081
VSG Acquisition Corp. and Sherrill, Inc.&+	One stop	SF +	5.50%	(i)	11.01%				04/2028	12,113	11,918	0.3	11,749
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.50%	(i)	11.01%				04/2028	1,617	1,571	—	1,569
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop				N/A(6)				04/2028	—	(6)	—	(6)
										353,762	351,918	8.6	345,415

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	$2,347	$2,325	0.1%	$2,112
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	1,170	1,159	—	1,052
Dollfus Mieg Company, Inc.<+(8)(10)	One stop	SF +	6.00%	(j)	10.58%				03/2028	1,027	1,018	—	925
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	9,951	9,913	0.3	9,951
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	3,999	3,983	0.1	3,999
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	2,058	2,050	0.1	2,058
Elite Sportswear, L.P.*+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	683	680	—	683
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	312	311	—	312
Elite Sportswear, L.P.*+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	298	298	—	298
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	115	111	—	115
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.25%	(i)	11.12%	cash/	1.00%	PIK	09/2025	4	4	—	4
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	9,211	9,207	0.2	9,235
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	6,375	6,371	0.2	6,391
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	987	986	—	989
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	886	886	—	889
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	622	622	—	623
Georgica Pine Clothiers, LLC+	One stop	SF +	5.50%	(i)	10.25%				11/2024	2	2	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	11.82%				07/2029	1,302	1,302	—	1,302
Shoes For Crews Global, LLC+(25)	Senior secured	SF +	7.00%	(h)	7.32%	cash/	5.00%	PIK	07/2029	718	690	—	688
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(h)	11.82%				07/2029	421	421	—	421
Shoes For Crews Global, LLC+(5)	Senior secured				N/A(6)				07/2029	—	(34)	—	—
										42,488	42,305	1.0	42,049
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.25%	(i)	11.73%				06/2028	20,073	19,822	0.5	17,915
Marcone Yellowstone Buyer Inc.&<+	One stop	SF +	6.25%	(i)	11.73%				06/2028	20,821	20,421	0.5	18,583
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.50%	(i)	11.98%				06/2028	6,181	6,035	0.2	5,563
Marcone Yellowstone Buyer Inc.<+	One stop	SF +	6.25%	(i)	11.72%				06/2028	2,548	2,463	0.1	2,274
Marcone Yellowstone Buyer Inc.&+	One stop	SF +	6.25%	(i)	11.73%				06/2028	6,670	6,425	0.1	5,953
										56,293	55,166	1.4	50,288
Water Utilities
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	9.85%				06/2027	24,409	24,228	0.6	24,226
S.J. Electro Systems, LLC~&<	Senior secured	SF +	4.75%	(i)	10.15%				06/2027	18,775	18,722	0.5	18,635
S.J. Electro Systems, LLC<+	Senior secured	SF +	4.75%	(i)	10.15%				06/2027	1,184	1,175	—	1,176
S.J. Electro Systems, LLC+(5)	Senior secured				N/A(6)				06/2027	—	(63)	—	(63)
Vessco Midco Holdings, LLC+	One stop	SF +	5.25%	(h)(j)	10.22%				07/2031	22,500	22,281	0.6	22,275
Vessco Midco Holdings, LLC+	One stop	SF +	5.25%	(j)	9.54%				07/2031	1,100	1,064	—	1,025
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)				07/2031	—	(24)	—	(25)
										67,968	67,383	1.7	67,249
Total non-controlled/non-affiliate company debt investments										7,686,718	7,639,077	188.0	7,546,848

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(27)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(25)	One stop	SF +	1.00%	(i)	5.60%	PIK			06/2026	$7,188	$7,071	0.1%	$4,888
Abita Brewing Co., L.L.C.+(7)(25)	Second lien	SF +	8.00%	(i)	12.60%	PIK			06/2026	4,834	3,725	—	435
Abita Brewing Co., L.L.C.+(25)	One stop	SF +	1.00%	(i)(j)	5.81%	PIK			06/2026	783	783	—	677
										12,805	11,579	0.1	6,000
Energy, Equipment & Services
Benetech, Inc.+(7)(25)	One stop	SF +	6.00%	(i)	10.75%	PIK			08/2026	4,645	3,623	0.1	1,626
Benetech, Inc.+(7)(25)	One stop	SF +	6.00%	(i)	10.75%	PIK			08/2026	1,210	920	—	167
										5,855	4,543	0.1	1,793
Healthcare Providers & Services
Bayside Opco, LLC+(25)	One stop	SF +	7.25%	(i)	12.00%				06/2026	12,845	12,782	0.3	12,845
Bayside Opco, LLC+(25)	Subordinated debt	SF +	10.00%	(i)	14.75%	PIK			06/2026	5,047	4,613	0.1	4,995
Bayside Opco, LLC+(25)	One stop	SF +	7.25%	(i)	12.00%				06/2026	4,543	4,410	0.1	4,499
Bayside Opco, LLC+	One stop				N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(25)	One stop	SF +	5.25%	(i)	9.85%	PIK			09/2025	16,683	13,029	0.2	5,505
Elite Dental Partners LLC+(7)(25)	One stop	SF +	12.00%	(i)	16.60%	PIK			09/2025	9,762	7,226	0.1	4,393
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(i)	9.85%	PIK			09/2025	1,798	1,798	—	1,798
Opening Day Borrower 111 LLC+	One stop				N/A(6)				05/2027	—	—	—	—
Opening Day Borrower 111 LLC+	One stop				N/A(6)				05/2027	—	—	—	—
SPF Borrower LLC+(25)	One stop	SF +	6.25%	(i)	9.00%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+(25)	One stop	SF +	9.50%	(i)	4.75%	cash/	9.50%	PIK	02/2028	8,333	8,333	0.2	8,333
SPF Borrower LLC+	One stop				N/A(6)				02/2028	—	—	—	—
										75,202	68,382	1.4	58,559
Software
Switchfly LLC+(25)	One stop	N/A			1.00%	PIK			10/2026	710	709	—	526

Specialty Retail
Imperial Optical Midco Inc.+	One stop	SF +	1.00%	(i)	5.60%				06/2029	45,065	40,793	1.0	40,558
Imperial Optical Midco Inc.+(5)	One stop				N/A(6)				06/2029	—	—	—	(282)
Imperial Optical Midco Inc.+(5)	One stop				N/A(6)				06/2029	—	—	—	(1,502)
										45,065	40,793	1.0	38,774

Total non-controlled/affiliate company debt investments										139,637	126,006	2.6	105,652

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan collateralizes the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the notes offered in the GBDC 3 2021 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan collateralizes the notes offered in the GBDC 3 2022 Debt Securitization (as defined in Note 7).
&	Denotes that all or a portion of the loan collateralizes the notes offered in the GBDC 3 2022-2 Debt Securitization (as defined in Note 7).
<	Denotes that all or a portion of the loan collateralizes the GBDC 3 DB Credit Facility (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
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
(4)The fair values of investments were valued using significant unobservable inputs, unless noted otherwise. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
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
On June 3, 2024, the Company completed its acquisition of Golub Capital BDC 3, Inc. (“GBDC 3”), a Maryland corporation (the “GBDC 3 Merger”), pursuant to that certain Agreement and Plan of Merger (as amended, the “GBDC 3 Merger Agreement”), dated as of January 16, 2024, by and among the Company, GBDC 3, Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“GBDC 3 Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. Upon consummation of the GBDC 3 Merger, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement replaced the Fourth Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of July 1, 2023 (the “Prior Investment Advisory Agreement”). Refer to Note 3 for more information on the Investment Advisory Agreement and the Prior Investment Advisory Agreement.
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
GBDC Holdings Coinvest, Inc.[6]
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.
GCIC Quick Quack Coinvest LLC[5]
GBDC Quick Quack Coinvest LLC[5]
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC7 8	(“GBDC 3 Funding”)7 8
Golub Capital BDC 3 CLO 1 Depositor LLC[1]	(“GBDC 3 2021 CLO Depositor”)[1]
Golub Capital BDC 3 CLO 1 LLC[2]	(“GBDC 3 2021 Issuer”)[2]
Golub Capital BDC 3 ABS 2022-1 Depositor LLC	(“GBDC 3 2022 ABS 2022-1 Depositor”)
Golub Capital BDC 3 ABS 2022-1 LLC[8]	(“GBDC 3 2022 Issuer”)[8]
Golub Capital BDC 3 CLO 2 Depositor LLC	(“GBDC 3 2022 CLO 2 Depositor”)
Golub Capital BDC 3 CLO 2 LLC[7]	(“GBDC 3 2022-2 Issuer”)[7]
GBDC 3 Holdings Coinvest, Inc.[6]
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
6.GBDC 3 Holdings Coinvest, Inc. merged into GBDC Holdings Coinvest, Inc. effective September 1, 2025.
7.Golub Capital BDC 3 CLO 2 LLC (“GBDC 3 2022-2 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective May 19, 2025.
8.Golub Capital BDC 3 ABS 2022-1 LLC (“GBDC 3 2022 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective August 21, 2025.
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, Funding II, GCIC Holdings, GBDC 3 Holdings, GBDC 3 Funding, 2024 Issuer and, prior to November 18, 2024, GCIC 2018 Issuer, 2018 Issuer and GBDC 3 2021 Issuer,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
GCIC Funding, (prior to April 30, 2025), GBDC 3 2022-2 Issuer (prior to May 19, 2025), and GBDC 3 2022 Issuer (prior to August 21, 2025) that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30, 2025, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $24,982, $19,817 and $17,692, respectively. For the years ended September 30, 2025, 2024 and 2023, interest income included $26,329, $22,074 and $19,951, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2025, 2024 and 2023, investment income included $52,323, $49,715 and $40,590, respectively, of PIK interest and the Company capitalized PIK interest of $55,390, $52,552 and $38,844, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2025, 2024 and 2023, fee income included $2,418, $606 and $79 from non-recurring prepayment premiums, respectively.
For the years ended September 30, 2025, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $782,906, $626,622 and $496,114, respectively.
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
For the years ended September 30, 2025, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $30,707, $21,263 and $14,901, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the years ended September 30, 2025, 2024 and 2023, the Company received $6,436, $47 and $10, of cash payments of accrued and capitalized preferred dividends.
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
For the years ended September 30, 2025, 2024 and 2023, the Company recorded dividend income received in cash of $1,940, $691 and $1,340, respectively, and return of capital distributions received in cash of $2,322, $1,622 and $373, respectively.

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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $27,321 and $93,204 as of September 30, 2025 and September 30, 2024, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0. There were no preferred equity securities on non-accrual status as of September 30, 2024.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the years ended September 30, 2025, 2024 and 2023 was $17,423, $11,671 and $7,073, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475. For the years ended September 30, 2024 and 2023, $1,124 and $3,682, respectively, was recorded for U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the year ended September 30, 2025, the Company did not record any U.S. income tax expense. For the year ended September 30, 2024, $71 was recorded for U.S. income tax expense. For the year ended September 30, 2023, the Company did not record any U.S. income tax expense.
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
Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board re-approved the Program in August 2025 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 13 for more information on the share repurchases under the Program.
Equity Distribution Agreement: On October 6, 2023, the Company entered into an equity distribution agreement, which was most recently amended on May 16, 2025, (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, the Administrator, and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $288,043, in an “at the market offering,” in amounts and at times to be determined by the Company. Through September 30, 2025, the Company has issued 2,408,940 of shares of its common stock for net proceeds to the Company of $38,043 under the 2023 Equity Distribution Agreement. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company can offer and sell shares of its common stock from time to time through, or to, the Placement Agents. Sales of the shares can be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the year ended September 30, 2025, the Company issued 2,408,940 shares of common stock under the 2023 Equity Distribution Agreement. During the years ended September 30, 2024 and 2023, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreements.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $26,005 and $25,361, respectively.
These amounts are amortized and included in interest expense and other debt financing expenses in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2025, 2024 and 2023 was $9,995, $9,237 and $7,380, respectively.
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of September 30, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
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
Note 3. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently re-approved the Investment Advisory Agreement in May 2025. The Investment Advisory Agreement amended the Prior Investment Advisory Agreement in order to incorporate changes to the calculation of the incentive fee rates and the incentive fee cap. Under the Investment Advisory Agreement, the incentive fee rates were reduced from 20.0% to 15.0%, and the incentive fee cap was reduced from 20.0% to 15.0%. None of the other material terms changed in the Investment Advisory Agreement as compared to the Prior Investment Advisory Agreement, including the services to be provided and the calculation of the base management fee. The Investment Advisory Agreement was entered into and effective as of June 3, 2024, the closing of the GBDC 3 Merger. On August 3, 2023, the Board approved, and the Company entered into, the Prior Investment Advisory Agreement with the Investment Adviser, effective as of July 1, 2023, pursuant to which the base management fee rate was reduced from 1.375% to 1.0%. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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
The Investment Adviser served as collateral manager under the 2018 Collateral Management Agreement (as described in Note 7), the GCIC 2018 Collateral Management Agreement (as described in Note 7), the 2021 Collateral Management Agreement (as described in Note 7), the 2022 Collateral Management Agreement (as described in Note 7), and the 2022-2 Collateral Management Agreement (as described in Note 7), prior to their redemption, and serves as the collateral manager under the 2024 Collateral Management Agreement (as described in Note 7). Fees payable to the Investment Adviser for providing these services are offset against the base management fee payable by the Company under the Investment Advisory Agreement.
The base management fee incurred for the years ended September 30, 2025, 2024 and 2023 was $87,891, $62,514, and $70,802, respectively.
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
For the years ended September 30, 2025, 2024 and 2023, the Income Incentive Fee incurred was $73,282, $77,163 and $74,066, respectively.
On January 16, 2024, the Investment Adviser agreed to irrevocably waive any incentive fees payable under the Prior Investment Advisory Agreement in excess of 15% and waive incentive fees in excess of an incentive fee cap that was also reduced to 15%, in each case effective as of January 1, 2024, for periods ending on or prior to the earlier of (i) the closing of the acquisition of GBDC 3 pursuant to the GBDC 3 Merger Agreement or (ii) the termination of the GBDC 3 Merger Agreement (the “Waiver Period”), in accordance with the terms of a waiver letter agreement (the “GBDC 3 Merger Waiver”) to the Prior Investment Advisory Agreement. During the Waiver Period, as a result of the GBDC 3 Merger Waiver, fees that were payable to the Investment Adviser under the Prior Investment Advisory Agreement, net of the GBDC 3 Merger Waiver, equaled those that were payable under the Post-GBDC 3 Merger Advisory Agreement. During the year ended September 30, 2024, the Investment Adviser irrevocably waived $5,157 of income incentive fees under the GBDC 3 Merger Waiver.
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
For periods ended after June 3, 2024, commencing with the three months ended June 30, 2024, the Company calculated the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:
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
For the years ended September 30, 2025, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2025, 2024 and 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2025 and September 30, 2024, there was no cumulative accrual of capital gain incentive fees under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.
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
Included in accounts payable and other liabilities is $3,022 and $2,840 as of September 30, 2025 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the years ended September 30, 2025, 2024 and 2023 were $8,347, $12,959 and $8,158, respectively.
As of September 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $2,527 and $2,658, respectively, for expenses paid on behalf of the Company by the Administrator.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2025 permits the Company to borrow a maximum of $300,000 and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
expires on June 13, 2032. As of September 30, 2024, the Company was permitted to borrow a maximum of $200,000 under the Adviser Revolver. Refer to Note 7 for discussion of the Adviser Revolver.
Effective June 3, 2024, the Company assumed, as a result of the GBDC 3 Merger, an unsecured revolving credit facility with the Investment Adviser (“GBDC 3 Adviser Revolver”) that had a credit limit of $100,000. The GBDC 3 Adviser Revolver was terminated on June 11, 2024.
On June 3, 2024, the Company completed its acquisition of GBDC 3. Refer to Note 15 for more information regarding the GBDC 3 Merger.
Note 4. Investments
Investments as of September 30, 2025 and September 30, 2024 consisted of the following:

	As of September 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$448,400	$444,061	$442,477	$510,503	$506,178	$502,386
One stop	7,735,754	7,633,999	7,615,809	7,271,543	7,216,368	7,110,258
Second lien	31,317	29,607	26,409	18,430	17,125	14,054
Subordinated debt	38,444	38,027	38,412	30,410	29,943	30,175
Equity	N/A	614,244	646,282	N/A	533,299	578,538
Total	$8,253,915	$8,759,938	$8,769,389	$7,830,886	$8,302,913	$8,235,411

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

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
United States
Southeast	$1,756,509	20.0%	$1,638,221	19.7%
Mid-Atlantic	1,621,070	18.5	1,502,136	18.1
Midwest	1,395,381	15.9	1,391,538	16.8
West	1,345,106	15.4	1,133,878	13.7
Southwest	1,055,464	12.0	1,041,814	12.5
Northeast	472,221	5.4	713,024	8.6
United Kingdom	399,688	4.6	395,769	4.8
Canada	337,991	3.9	182,002	2.2
Germany	81,459	0.9	19,896	0.2
Finland	78,934	0.9	52,670	0.6
Jersey	57,493	0.7	—	—
Australia	54,443	0.6	20,909	0.2
Sweden	35,269	0.4	33,243	0.4
France	20,285	0.2	17,820	0.2
Israel	17,384	0.2	855	0.0 *
Netherlands	12,835	0.1	95,950	1.2
Spain	8,930	0.1	—	—
Denmark	4,866	0.1	4,860	0.1
Luxembourg	4,610	0.1	58,328	0.7
Total	$8,759,938	100.0%	$8,302,913	100.0%

Fair Value:
United States
Southeast	$1,741,027	19.8%	$1,634,599	19.8%
Mid-Atlantic	1,641,053	18.7	1,506,726	18.3
Midwest	1,399,325	16.0	1,352,353	16.4
West	1,347,579	15.4	1,130,497	13.7
Southwest	1,028,584	11.7	1,020,950	12.4
Northeast	472,847	5.4	713,123	8.7
United Kingdom	407,437	4.6	395,840	4.8
Canada	332,821	3.8	178,003	2.2
Finland	88,087	1.0	56,608	0.7
Germany	87,711	1.0	20,493	0.3
Jersey	59,437	0.7	—	—
Australia	54,102	0.6	20,113	0.2
Sweden	37,383	0.4	34,709	0.4
France	22,233	0.2	18,346	0.2
Israel	17,757	0.2	1,008	0.0 *
Netherlands	13,210	0.2	89,708	1.1
Spain	9,085	0.1	—	—
Luxembourg	4,890	0.1	57,439	0.7
Denmark	4,821	0.1	4,896	0.1
Total	$8,769,389	100.0%	$8,235,411	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and September 30, 2024 were as follows:

	As of September 30, 2025			As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$54,719	0.6%		$39,344	0.5%
Air Freight & Logistics	52,825	0.6		—	—
Airlines	8,930	0.1		8,808	0.1
Auto Components	39,106	0.4		48,377	0.6
Automobiles	418,536	4.8		390,804	4.7
Banks	12,895	0.1		2,094	0.0	*
Beverages	79,802	0.9		82,478	1.0
Biotechnology	2,000	0.0	*	1,993	0.0	*
Building Products	62,749	0.7		60,815	0.7
Capital Markets	14,049	0.2		2,557	0.0	*
Chemicals	142,340	1.6		133,436	1.6
Commercial Services & Supplies	217,458	2.5		198,252	2.4
Communications Equipment	16,529	0.2		16,519	0.2
Construction & Engineering	12,648	0.1		4,042	0.1
Containers & Packaging	111,514	1.3		102,694	1.3
Diversified Consumer Services	466,558	5.3		391,054	4.7
Diversified Financial Services	171,432	2.0		90,456	1.1
Diversified Telecommunication Services	1,525	0.0	*	1,521	0.0	*
Electric Utilities	7,093	0.1		—	—
Electrical Equipment	25,139	0.3		1,406	0.0	*
Electronic Equipment, Instruments & Components	33,484	0.4		33,600	0.4
Energy Equipment & Services	4,355	0.0	*	4,543	0.1
Food & Staples Retailing	30,214	0.3		21,957	0.3
Food Products	225,050	2.6		260,340	3.1
Healthcare Equipment & Supplies	325,894	3.7		270,891	3.3
Healthcare Providers & Services	650,544	7.4		559,659	6.7
Healthcare Technology	401,952	4.6		315,628	3.8
Hotels, Restaurants & Leisure	271,432	3.1		271,416	3.3
Household Products	9,511	0.1		8,636	0.1
Industrial Conglomerates	84,797	1.0		72,399	0.9
Insurance	425,336	4.9		460,242	5.5
Internet & Direct Marketing Retail	103,716	1.2		103,829	1.3
IT Services	280,208	3.2		294,569	3.5
Leisure Products	14,582	0.2		69,755	0.8
Life Sciences Tools & Services	126,213	1.4		115,691	1.4
Machinery	30,878	0.4		30,586	0.4
Marine	34,593	0.4		35,033	0.4
Media	18,138	0.2		13,883	0.2
Multiline Retail	32,524	0.4		43,416	0.5
Oil, Gas & Consumable Fuels	9,925	0.1		85,736	1.0
Paper & Forest Products	18,298	0.2		18,771	0.2
Personal Products	23,887	0.3		36,460	0.4
Pharmaceuticals	321,121	3.7		257,011	3.1
Professional Services	217,398	2.5		217,009	2.6
Real Estate Management & Development	112,592	1.3		211,484	2.6
Road & Rail	43,171	0.5		41,776	0.5
Software	2,362,302	27.0		2,229,206	26.9
Specialty Retail	450,181	5.1		476,296	5.7
Textiles, Apparel & Luxury Goods	43,744	0.5		43,892	0.5
Trading Companies & Distributors	56,605	0.6		55,166	0.7
Transportation Infrastructure	8,904	0.1		—	—
Water Utilities	70,542	0.8		67,383	0.8
Total	$8,759,938	100.0%		$8,302,913	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025			As of September 30, 2024
Fair Value:
Aerospace & Defense	$54,528	0.6%		$40,073	0.5%
Air Freight & Logistics	54,006	0.6		—	—
Airlines	9,085	0.1		8,547	0.1
Auto Components	32,910	0.4		45,376	0.6
Automobiles	417,389	4.8		389,281	4.7
Banks	12,951	0.1		2,076	0.0	*
Beverages	71,405	0.8		76,785	0.9
Biotechnology	149	0.0	*	764	0.0	*
Building Products	62,640	0.7		59,962	0.7
Capital Markets	14,115	0.2		2,540	0.0	*
Chemicals	137,323	1.6		119,535	1.5
Commercial Services & Supplies	219,594	2.5		198,921	2.4
Communications Equipment	16,585	0.2		16,494	0.2
Construction & Engineering	12,728	0.1		4,050	0.0	*
Containers & Packaging	111,548	1.3		101,467	1.2
Diversified Consumer Services	462,485	5.3		385,797	4.7
Diversified Financial Services	175,762	2.0		90,588	1.1
Diversified Telecommunication Services	1,529	0.0	*	1,529	0.0	*
Electric Utilities	7,445	0.1		—	—
Electrical Equipment	25,587	0.3		1,425	0.0	*
Electronic Equipment, Instruments & Components	34,220	0.4		34,420	0.4
Energy Equipment & Services	2,089	0.0	*	1,793	0.0	*
Food & Staples Retailing	30,171	0.3		22,811	0.3
Food Products	231,437	2.6		258,812	3.1
Healthcare Equipment & Supplies	332,338	3.8		264,737	3.2
Healthcare Providers & Services	645,551	7.4		545,927	6.6
Healthcare Technology	406,376	4.6		317,594	3.9
Hotels, Restaurants & Leisure	272,038	3.1		271,656	3.3
Household Products	9,564	0.1		8,636	0.1
Industrial Conglomerates	90,985	1.0		72,439	0.9
Insurance	426,028	4.9		458,447	5.6
Internet & Direct Marketing Retail	87,060	1.0		108,880	1.3
IT Services	292,679	3.3		302,581	3.7
Leisure Products	16,174	0.2		71,152	0.9
Life Sciences Tools & Services	128,419	1.5		113,608	1.4
Machinery	30,896	0.3		29,750	0.4
Marine	34,116	0.4		34,517	0.4
Media	17,634	0.2		13,717	0.2
Multiline Retail	33,243	0.4		31,866	0.4
Oil, Gas & Consumable Fuels	9,149	0.1		85,689	1.0
Paper & Forest Products	18,524	0.2		18,727	0.2
Personal Products	23,769	0.3		32,813	0.4
Pharmaceuticals	322,002	3.7		254,314	3.1
Professional Services	221,818	2.5		218,402	2.7
Real Estate Management & Development	112,254	1.3		211,343	2.6
Road & Rail	42,612	0.5		41,172	0.5
Software	2,387,723	27.2		2,229,502	27.1
Specialty Retail	436,744	5.0		473,726	5.8
Textiles, Apparel & Luxury Goods	41,934	0.5		43,633	0.5
Trading Companies & Distributors	52,247	0.6		50,288	0.6
Transportation Infrastructure	8,856	0.1		—	—
Water Utilities	70,975	0.8		67,249	0.8
Total	$8,769,389	100.0%		$8,235,411	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of September 30, 2025 and September 30, 2024 were as follows:

As of September 30, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	$—	$(235)
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	—	(1,615)
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	—	(2,338)
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	—	(109)
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	—	(1,079)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(1,990)
							$—	$(7,366)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$—	$(1,367)
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	—	(1,483)
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	185	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	—	(1,672)
SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	—	(910)
							$185	$(5,432)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2024
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€14,650	EUR	$17,567	USD	11/12/2024	$1,225	$—
Macquarie Bank Limited		$5,200	CAD	$4,245	USD	12/9/2024	390	—
Macquarie Bank Limited		€12,400	EUR	$14,586	USD	12/23/2024	732	—
Macquarie Bank Limited		€7,900	EUR	$8,682	USD	2/5/2025	—	(152)
Macquarie Bank Limited		€26,000	EUR	$31,803	USD	2/27/2025	2,654	—
Macquarie Bank Limited		£5,600	GBP	$7,321	USD	3/17/2025	—	(152)
Macquarie Bank Limited		£13,945	GBP	$19,149	USD	3/31/2025	522	—
Macquarie Bank Limited		$7,000	CAD	$5,386	USD	7/18/2025	172	—
Macquarie Bank Limited		£8,750	GBP	$10,667	USD	7/21/2025	—	(964)
Macquarie Bank Limited		€20,700	EUR	$22,363	USD	7/21/2025	—	(894)
Macquarie Bank Limited		€10,100	EUR	$10,918	USD	7/21/2025	—	(430)
Macquarie Bank Limited		€16,100	EUR	$17,902	USD	7/30/2025	—	(209)
Macquarie Bank Limited		€3,900	EUR	$4,371	USD	1/30/2026	—	(45)
Macquarie Bank Limited		£21,900	GBP	$27,811	USD	2/2/2026	—	(1,244)
Macquarie Bank Limited		€35,000	EUR	$39,008	USD	2/5/2026	—	(618)
Macquarie Bank Limited	A$	26,100	AUD	$17,179	USD	2/5/2026	—	(761)
							$5,695	$(5,469)

SMBC Capital Markets, Inc.		€22,000	EUR	$24,594	USD	1/20/2026	$—	$(387)
SMBC Capital Markets, Inc.		€23,750	EUR	$26,543	USD	1/20/2026	—	(425)
SMBC Capital Markets, Inc.		$7,400	CAD	$5,533	USD	2/2/2026	—	(4)
SMBC Capital Markets, Inc.		£21,900	GBP	$27,811	USD	2/5/2026	—	(1,406)
							$—	$(2,222)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the years ended September 30, 2025, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2025	2024	2023
Foreign exchange	$4,168	$3,646	$2,711

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30,
	2025	2024	2023
Foreign exchange	$(8,542)	$(19,011)	$(17,392)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2025, 2024 and 2023:

Average U.S. Dollar notional outstanding	Year ended September 30,
	2025	2024	2023
Forward currency contracts	$310,507	$379,494	$221,448
Interest Rate Swaps
In connection with the 2028 Notes and 2029 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2028 and 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 and 2029 Notes. As of September 30, 2025, the counterparties to the Company’s interest rate swap agreements were SMBC Capital Markets, Inc. and Macquarie Bank Limited. The outstanding interest rate swaps as of September 30, 2025 and September 30, 2024 were as follows:

As of September 30, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$3,513	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	6,772	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(689)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	7,780	—
							$18,065	$(689)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	$2,343	$—
							$2,343	$—

As of September 30, 2024
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$8,925	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	13,298	—
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	9,263	—
							$31,486	$—
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest and other debt financing expenses. The net unrealized gain/(loss) related to the fair value hedge was ($4,557) and $4,598, respectively, for the years ended September 30, 2025 and September 30, 2024, respectively. The net unrealized gain /(loss) related to the fair value hedge is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net unrealized gain /(loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the years ended September 30, 2025 and 2024.

	Year ended September 30,
	2025	2024
Hedging Instruments (Interest rate swaps)	$(11,767)	$31,486
Hedged items (Unsecured notes)	7,210	(26,888)
Fair market value adjustments for hedge accounting recognized in interest expense	$(4,557)	$4,598

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The table below presents the carrying value of the 2028 and 2029 Notes as of September 30, 2025 and September 30, 2024 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

	As of September 30, 2025		As of September 30, 2024
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$720,521	$9,445	$460,642	$14,675
2029 Notes	756,102	10,232	606,271	12,213
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other accounts payable and other liabilities. As of September 30, 2025 and September 30, 2024, there was $4,890 and $650, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2025 and September 30, 2024.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$2,343	$(7,366)	$(5,023)	$4,890	$(133)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	18,250	(6,121)	12,129	—	12,129

As of September 30, 2024
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$5,695	$(5,469)	$226	$—	$226
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	31,486	(2,222)	29,264	—	29,264
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2025 were valued using Level 3 inputs. All investments as of September 30, 2024, with the exception of one portfolio company investment (Level 1 investments), were valued using Level 3 inputs. As of September 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2025 and September 30, 2024:

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,123,107	$8,123,107
Equity investments(1)	—	—	646,282	646,282
Money market funds(1)(2)	93,656	—	—	93,656
Forward currency contracts	—	185	—	185
Interest rate swaps	—	20,408	—	20,408
Total assets, at fair value:	$93,656	$20,593	$8,769,389	$8,883,638
Liabilities, at fair value:
Forward currency contracts	$—	$(12,798)	$—	$(12,798)
Interest rate swaps	—	(689)	—	(689)
Total liabilities, at fair value:	$—	$(13,487)	$—	$(13,487)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,656,873	$7,656,873
Equity investments(1)	118	—	578,420	578,538
Money market funds(1)(2)	213,101	—	—	213,101
Forward currency contracts	—	5,695	—	5,695
Interest rate swaps	—	31,486	—	31,486
Total assets, at fair value:	$213,219	$37,181	$8,235,293	$8,485,693
Liabilities at fair value:
Forward currency contracts	$—	$(7,691)	$—	$(7,691)
Total liabilities, at fair value:	$—	$(7,691)	$—	$(7,691)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2025, 2024, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each year was $10,851, ($25,138) and $1,324, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2025 and 2024:

	For the year ended September 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	63,763	(13,181)	50,582
Net translation of investments in foreign currencies	26,391	(14)	26,377
Realized gain (loss) on investments	(72,430)	240	(72,190)
Realized gain (loss) on translation of investments in foreign currencies	(1,378)	(10)	(1,388)
Fundings of (proceeds from) revolving loans, net	6,253	—	6,253
Fundings of investments	1,860,091	92,482	1,952,573
PIK interest and non-cash dividends	55,390	30,707	86,097
Proceeds from non-cash dividends	—	(6,436)	(6,436)
Proceeds from principal payments and sales of portfolio investments	(1,480,752)	(35,926)	(1,516,678)
Accretion of discounts and amortization of premiums	8,906	—	8,906
Fair value, end of period	$8,123,107	$646,282	$8,769,389

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$5,219,183	$297,330	$5,516,513
Net change in unrealized appreciation (depreciation) on investments	(41,723)	9,668	(32,055)
Net translation of investments in foreign currencies	41,755	2	41,757
Realized gain (loss) on investments	(82,925)	1,348	(81,577)
Realized gain (loss) on translation of investments in foreign currencies	(8,211)	—	(8,211)
Funding of (proceeds from) revolving loans, net	2,596	—	2,596
Fundings of investments	1,186,368	113,565	1,299,933
PIK interest and non-cash dividends	52,552	21,263	73,815
Proceeds from non-cash dividends	—	(47)	(47)
Proceeds from principal payments and sales of portfolio investments	(1,250,895)	(11,989)	(1,262,884)
Accretion of discounts and amortization of premiums	10,403	—	10,403
Transfers in - GBDC 3 Merger	2,527,770	147,280	2,675,050
Fair value, end of period	$7,656,873	$578,420	$8,235,293

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and September 30, 2024.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$442,477	Yield analysis	Market interest rate	7.3% - 17.0% (9.1%)
		Market comparable companies	EBITDA multiples	3.5x - 26.3x (14.2x)
One stop loans(3)(4)	$7,603,780	Yield analysis	Market interest rate	3.8% - 20.5% (9.1%)
		Market comparable companies	EBITDA multiples	3.9x - 39.2x (15.7x)
			Revenue multiples	1.4x - 15.0x (8.0x)
	12,029	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$64,821	Yield analysis	Market interest rate	8.8% - 22.0% (11.1%)
		Market comparable companies	EBITDA multiples	4.0x - 24.0x (15.5x)
Equity(6)	$646,282	Market comparable companies	EBITDA multiples	4.0x - 39.2x (16.4x)
			Revenue multiples	1.4x - 21.3x (8.8x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$67 of loans at fair value were valued using the market comparable companies approach only.
(3)$46,465 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,600,901 and $1,002,879 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)$132 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $563,467 and $82,815 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of September 30, 2025 and September 30, 2024.

	As of September 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$4,926,778	$4,934,395	$4,624,791	$4,591,161
(1) As of September 30, 2025 and September 30, 2024, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2028 and 2029 Notes. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of September 30, 2025, the Company’s asset coverage for borrowed amounts was 180.2%.
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
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2024 Debt Securitization, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the September 30, 2025 Consolidated Statement of Financial Condition as debt of the company. As of September 30, 2025, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of September 30, 2025, there were 126 portfolio companies with a total fair value of $2,161,579 securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of September 30, 2025 based on the last interest rate reset was 4.3%.

For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$71,193	$—	$—
Amortization of debt issuance costs	809	—	—
Total interest and other debt financing expenses	$72,002	$—	$—
Cash paid for interest expense	$55,072	$—	$—
Annualized average stated interest rate	6.0%	N/A	N/A
Average outstanding balance	$1,184,625	$—	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The interest charged under the 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$1,839	$24,042	$26,375
Amortization of debt issuance costs	—	2	161
Total interest and other debt financing expenses	$1,839	$24,044	$26,536
Cash paid for interest expense	$5,152	$26,430	$24,271
Average stated interest rate	7.1%	7.4%	6.5%
Average outstanding balance	$25,881	$324,648	$403,098
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
The interest charged under the GCIC 2018 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$1,682	$28,062	$32,923
Accretion of discounts on notes issued	—	—	544
Amortization of debt issuance costs	—	—	21
Total interest and other debt financing expenses	$1,682	$28,062	$33,488
Cash paid for interest expense	$4,861	$31,909	$30,453
Average stated interest rate	6.1%	6.8%	6.1%
Average outstanding balance	$27,602	$412,682	$537,754
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
The interest charged under the GBDC 3 2021 Debt Securitization was based on three-month SOFR plus a spread adjustment of 0.26161%. For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$2,694	$7,181	$—
Amortization of debt issuance costs	—	—	—
Total interest expense	$2,694	$7,181	$—
Cash paid for interest expense	$7,355	$2,520	$—
Average stated interest rate	6.9%	7.3%	N/A
Average outstanding balance	$39,189	$97,705	$—
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
On August 1, 2025, the GBDC 3 2022 Issuer redeemed the outstanding GBDC 3 2022 Notes pursuant to the terms of the indenture governing such GBDC 3 2022 Notes. Following such redemption, the agreements that governed the GBDC 3 2022 Debt Securitization were terminated. The GBDC 3 2022 Notes would have otherwise matured on January 18, 2030 and the Subordinated GBDC 3 2022 Notes would have otherwise matured on January 25, 2122.
As of September 30, 2024, there were 55 portfolio companies, respectively, with a total fair value of $377,755, securing the GBDC 3 2022 Debt Securitization. The pool of loans in the GBDC 3 2022 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the GBDC 3 2022 Debt Securitization was based on three-month term SOFR.
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$11,364	$5,909	$—
Amortization of debt issuance costs	—	—	—
Total interest expense	$11,364	$5,909	$—
Cash paid for interest expense	$14,765	$2,508	$—
Average stated interest rate	6.6%	7.4%	N/A
Average outstanding balance	$173,187	$79,626	$—
As part of the GBDC 3 2022 Debt Securitization, GBDC assumed in the GBDC 3 Merger a master loan sale agreement under which GBDC agreed to directly or indirectly sell or contribute certain senior secured loans (or participation interests therein) to the GBDC 3 2022 Issuer and to purchase or otherwise acquire the LLC equity interests in the Subordinated GBDC 3 2022 Notes. As of September 30, 2024, the Secured GBDC 3 2022 Notes (other than the Subordinated GBDC 3 2022 Notes) were the secured obligations of the Secured GBDC 3 2022 and indentures governing the Secured GBDC 3 2022 Notes include customary covenants and events of default.
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
As of September 30, 2024, there were 73 portfolio companies with a total fair value of $377,471 securing the GBDC 3 2022-2 Debt Securitization. The pool of loans in the GBDC 3 2022-2 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The interest charged under the GBDC 3 2022-2 Debt Securitization was based on three-month term SOFR. For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$3,504	$5,923	$—
Amortization of debt issuance costs	—	—	—
Total interest expense	$3,504	$5,923	$—
Cash paid for interest expense	$7,197	$2,229	$—
Average stated interest rate	7.5%	8.0%	N/A
Average outstanding balance	$46,849	$73,770	$—
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
As of September 30, 2024, the Company had outstanding debt under the GBDC 3 DB Credit Facility of $411,489.
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$3,820	$11,219	$—
Facility fees	244	680	—
Accretion of discounts	—	1	—
Total interest and other debt financing expenses	$4,064	$11,900	$—
Cash paid for interest expense and facility fees	$11,680	$4,284	$—
Average stated interest rate¹	6.7%	7.6%	N/A
Average outstanding balance	$57,154	$148,365	$—
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of September 30, 2025, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies (“Outstanding Commitments”), subject to leverage and borrowing base restrictions. Through a series of agreements, most recently on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500. On April 4, 2025, the Company amended and restated the JPM Credit Facility to among other things, (i) change the applicable margin to a range of 1.525% to 1.775% for any Term Benchmark Loan or RFR Loan (as defined in the JPM Credit Facility) or a range of 0.525% to 0.775% for any ABR Loan (each as defined in the JPM Credit Facility), (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3,000,000.

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
Borrowings for any Term Benchmark Loan or RFR Loan (each as defined in the JPM Credit Facility) under the JPM Credit Facility bear interest at the applicable base rate plus a margin of 1.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 1.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 1.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars plus an adjustment of 0.10%, (ii) SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment of 0.0326%, (iii) one-month EURIBOR with respect to any advances denominated in Euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars plus an adjustment of 0.029547%, (v) Australian Bank Bill Swap Bid Rate (“BBSY”) with respect to any advances denominated in Australian Dollars plus an adjustment of 0.20% and (vi) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Borrowings for any ABR Loan (as defined in the JPM Credit Facility) bear interest at the applicable base rate plus a margin of 0.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 0.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 0.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments. As of June 30, 2025, the applicable margin for Term Benchmark Loans and RFR Loans (as defined in the JPM Credit Facility) was 1.525% and the applicable margin for ABR Loans (as defined in the JPM Credit Facility) was 0.525%.

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
As of September 30, 2025 and September 30, 2024, the Company had outstanding debt of $1,098,437 and $956,590, respectively, and no letters of credit outstanding under the JPM Credit Facility.
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$69,268	$26,777	$41,821
Facility fees	2,820	4,389	2,635
Amortization of debt issuance costs	3,945	3,569	2,793
Total interest and other debt financing expenses	$76,033	$34,735	$47,249
Cash paid for interest expense and facility fees	$76,080	$27,612	$44,667
Average stated interest rate¹	5.7%	7.1%	6.2%
Average outstanding balance	$1,209,252	$377,773	$678,560
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
2024 Notes: On October 2, 2020, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2024 Notes”), and on October 15, 2021, the Company issued an additional $100,000 in aggregate principal amount of 2024 Notes under the same terms of the original issuance, other than the issue date and the issue price. On April 8, 2024, the Company redeemed $500,000 in aggregate principal amount of the 2024 Notes. The 2024 Notes were redeemed at 100% of the principal amount, plus the accrued and unpaid interest thereon. The 2024 Notes bore interest at a rate of 3.375% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The 2024 Notes would otherwise have matured on April 15, 2024.

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
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2024 Notes were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$—	$8,766	$16,876
Accretion of discounts and amortization of premiums on notes issued	—	(747)	(1,384)
Amortization of debt issuance costs	—	1,140	1,986
Total interest and other debt financing expenses	$—	$9,159	$17,478
Cash paid for interest expense	$—	$16,547	$16,876
Average stated interest rate	N/A	3.4%	3.4%
Average outstanding balance	$—	$259,563	$500,000
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both September 30, 2025 and September 30, 2024, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$15,000	$15,000	$15,000
Accretion of discounts on notes issued	531	532	531
Amortization of debt issuance costs	1,537	1,635	1,493
Total interest and other debt financing expenses	$17,068	$17,167	$17,024
Cash paid for interest expense	$15,000	$15,000	$15,000
Average stated interest rate	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both September 30, 2025 and September 30, 2024, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$7,176	$7,176	$7,176
Accretion of discounts on notes issued	732	736	733
Amortization of debt issuance costs	840	1,021	926
Total interest and other debt financing expenses	$8,748	$8,933	$8,835
Cash paid for interest expense	$7,176	$7,176	$7,174
Average stated interest rate	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”) and on September 19, 2025, the Company issued an additional $250,000 in aggregate principal

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
amount of 2028 Notes under the same terms as the original issuance, other than the issue date and issue price. As of September 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2028 Notes was $700,000 and $450,000, respectively. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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
On September 19, 2025, the Company entered into an interest rate swap on the 2028 Notes pursuant to which the Company agreed to receive a fixed rate of 5.050% and pay a floating interest rate of SOFR plus 1.723%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $250,000 and terminates on December 5, 2028. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$31,969	$26,084	$—
Net contractual interest rate swap expense	1,358	3,775	—
Net (gain)/loss related to the fair value hedge	7,398	(7,549)	—
Accretion of discounts on notes issued	904	795	—
Amortization of debt issuance costs	1,216	975	—
Total interest and other debt financing expenses	$42,845	$24,080	$—
Cash paid (received) for interest expense(1)	$27,920	$20,005	$—
Annualized average interest rate swap and stated interest rate(2)	7.4%	8.1%	N/A
Average outstanding balance	$453,425	$370,082	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2028 Notes.
(2) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of September 30, 2025 and September 30, 2024, the outstanding aggregate principal amount of the 2029 Notes was $750,000 and $600,000, respectively. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest and facility fees, average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$43,450	$24,000	$—
Net contractual interest rate swap expense	5,345	6,631	—
Net (gain)/loss related to the fair value hedge	(2,842)	2,951	—
Accretion of discounts on notes issued	1,116	826	—
Amortization of debt issuance costs	1,649	895	—
Total interest and other debt financing expenses	$48,718	$35,303	$—
Cash paid (received) for interest expense (1)	$47,971	$23,846	$—
Annualized average interest rate swap and stated interest rate (2)	6.7%	7.6%	N/A
Average outstanding balance	$724,110	$398,361	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2029 Notes.
(2)     The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollars.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2025, the Company was permitted to borrow up to $300,000. On June 13, 2025, the Company amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $200,000 to $300,000, extend the maturity date to June 13, 2032, and amend the rate that interest accrues on each loan from the short-term applicable federal rate to the mid-term applicable federal rate. As of September 30, 2024, the Company was permitted to borrow up to $200,000. The Adviser Revolver bears an interest rate equal to the mid-term Applicable Federal Rate (“AFR”). As of September 30, 2025, the mid-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.9%. As of September 30, 2025, the Company had $39,200 outstanding debt under the Adviser Revolver. As of September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$57	$—	$—
Cash paid for interest expense	—	—	—
Average stated interest rate	3.9%	N/A	N/A
Average outstanding balance	$1,438	$—	$—
For the years ended September 30, 2025, 2024 and 2023, the average total debt outstanding was $4,892,712, $3,492,575 and $3,069,412, respectively.
For the years ended September 30, 2025 and September 30, 2024, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes and interest rate swaps, on the Company's total debt was 5.8% and 6.2%, respectively. For the year ended September 30, 2023, the effective

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued and non-usage facility fees, on the Company's total debt was 4.9%.
A summary of the Company’s maturity requirements for borrowings as of September 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2024 Debt Securitization	1,364,000	—	—	—	1,364,000
JPM Credit Facility	1,098,437	—	—	1,098,437	—
Adviser Revolver	39,200	—	—	—	39,200
2026 Notes(1)	599,524	599,524	—	—	—
2027 Notes(1)	348,994	—	348,994	—	—
2028 Notes(1)(2)	720,521	—	—	720,521	—
2029 Notes(1)(2)	756,102	—	—	756,102	—
Total borrowings	$4,926,778	$599,524	$348,994	$2,575,060	$1,403,200
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
The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Increase (decrease) in Paid in Capital in Excess of Par	$(89,310)	$(45,385)	$(12,902)
Increase (decrease) in Distributable Earnings (Losses)	89,310	45,385	12,902
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
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$376,646	$273,785	$258,631
Net change in unrealized (appreciation) depreciation on investment transactions	(51,232)	29,371	(13,555)
Other income not currently taxable	(52,646)	(30,908)	(22,437)
Expenses not currently deductible	20,944	7,647	11,198
Other income for tax but not book	6,544	9,460	3,773
Other deductions/losses for tax not book	(30,184)	(17,624)	(39,639)
Other realized gain/loss differences	73,034	63,491	29,175
Taxable income before deductions for distributions	$343,106	$335,222	$227,146

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2025, 2024 and 2023 was as follows:

	Year ended September 30,
	2025	2024	2023
Ordinary Income	$361,779	$372,957	$209,607
Long-Term Capital Gains	—	—	28,785
Return of Capital	77,336	—	—
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2025, 2024 and 2023 were as follows:

	As of September 30,
	2025	2024	2023
Undistributed ordinary income – tax basis	$—	$19,151	$56,886
Undistributed realized gains – tax basis	—	—	—
Net unrealized appreciation (depreciation) on investments	9,860	(155,498)	(160,673)
Other temporary differences	(58,676)	(16,646)	4,583
Total accumulated earnings (deficit) – book basis	$(48,816)	$(152,993)	$(99,204)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2025, the Company estimates that it will have $53,950 of capital loss carryforward available for use in subsequent tax years, which is included in other temporary differences in the table above.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2025, the Company elected to defer $6,981 of ordinary losses. The Company did not elect to defer any short-term capital losses and long-term capital losses as of September 30, 2025. As of September 30, 2024 and September 30, 2023, the Company did not elect to defer ordinary losses, short-term capital losses or long-term capital losses.

For the tax year ended September 30, 2025, the Company estimates that distributions were in excess of taxable income and does not expect to carry forward excess taxable income for distribution into 2026.

As of September 30, 2025, the federal tax cost of investments was $8,728,590 resulting in estimated gross unrealized gains and losses of $314,813 and $274,014, respectively.

The Company has consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the years ended September 30, 2025, 2024 and 2023, the Company recorded a net tax benefit for taxable subsidiaries of $563, $549 and $101, respectively. As of September 30, 2025, the Company recorded a net deferred tax liability of $217 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries. As of September 30, 2024, the Company recorded a net deferred tax liability of $780 for taxable subsidiaries, which is included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. The deferred tax liability primarily resulted from unrealized appreciation on the investments held at the taxable subsidiaries.

Note 9. Commitments and Contingencies
Commitments: As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $927,887, including $252,574 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $717,869, including $157,618 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of September 30, 2025 and September 30, 2024. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2025		2024		2023	2022		2021
Net asset value at beginning of period	$15.19		$15.02		$14.89	$15.19		$14.33
Net increase in net assets as a result of issuance of DRIP shares	0.00	(2)	0.00	(2)	—	0.00	(2)	0.00	(2)
Net increase (decrease) in net assets as a result of issuance of shares	0.00	(2)	0.51	(3)	—	—		—
Net increase in net assets as a result of repurchases of shares	0.01		0.00	(2)	0.01	—		—
Distributions declared:
From net investment income - after tax	(1.36)		(1.89)		(1.23)	(1.20)		(1.13)
From capital gains	—		—		(0.17)	—		(0.03)
From return of capital	(0.29)		—		—	—		—
Net investment income - after tax	1.49		1.90		1.70	1.15		0.99
Net realized gain (loss) on investment transactions	(0.27)		(0.40)		(0.26)	0.12		0.05
Net realized gain (loss) on extinguishment of debt	(0.00)	(2)	—		—	—		—
Net change in unrealized appreciation (depreciation) on investment transactions(4)	0.20		0.05		0.08	(0.37)		0.98
Net asset value at end of period	$14.97		$15.19		$15.02	$14.89		$15.19
Per share market value at end of period	$13.69		$15.11		$14.67	$12.39		$15.81
Total return based on market value(5)	0.79%		15.77%		30.50%	(14.80)%		28.90%
Number of common shares outstanding	266,008,083		264,277,128		169,594,742	170,895,670		170,028,584

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024	2023	2022	2021
Ratio of net investment income - after tax to average net assets	9.87%	12.55%	11.46%	7.53%	6.73%
Ratio of total expenses to average net assets	11.77%	12.12%	12.45%	7.43%	5.78%
Ratio of management fee waiver to average net assets	—%	—%	—%	(0.07)%	(0.16)%
Ratio of incentive fee waiver to average net assets	—%	(0.90)%	—%	—%	—%
Ratio of incentive fees to average net assets	1.82%	2.53%	2.94%	0.68%	0.13%
Ratio of income and excise taxes to average net assets	(0.01)%	0.04%	0.15%	—%	—%
Ratio of net expenses (without incentive fees) to average net assets	9.95%	9.59%	9.51%	6.68%	5.49%
Total return based on average net asset value(6)	9.36%	8.98%	10.25%	5.89%	13.70%
Net assets at end of period	$3,982,567	$4,014,529	$2,547,878	$2,544,500	$2,582,692
Average debt outstanding	$4,892,712	$3,492,575	$3,069,412	$2,935,846	$2,184,010
Average debt outstanding per share	$18.39	$13.22	$18.10	$17.18	$12.84
Portfolio turnover	17.55%	20.29%	12.19%	23.56%	35.58%
Asset coverage ratio(7)	180.21%	185.96%	180.68%	181.70%	200.04%

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
Note 11. Senior Securities
The following is information about the Company’s senior securities as of dates indicated in the table below:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2010 Debt Securitization(5)
September 30, 2016	$215,000	$2,488	—	N/A
September 30, 2017	$205,000	$2,852	—	N/A

2014 Debt Securitization(6)
September 30, 2016	$246,000	$2,488	—	N/A
September 30, 2017	$246,000	$2,852	—	N/A
September 30, 2018	$197,483	$2,695	—	N/A
September 30, 2019	$126,344	$2,203	—	N/A

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)

2018 Debt Securitization(7)
September 30, 2019	$408,200	$2,203	—	N/A
September 30, 2020	$408,200	$2,321	—	N/A
September 30, 2021	$408,200	$2,000	—	N/A
September 30, 2022	$408,200	$1,817	—	N/A
September 30, 2023	$388,697	$1,807	—	N/A
September 30, 2024	$229,985	$1,860	—	N/A

GCIC 2018 Debt Securitization(8)
September 30, 2019	$541,023	$2,203	—	N/A
September 30, 2020	$542,378	$2,321	—	N/A
September 30, 2021	$544,167	$2,000	—	N/A
September 30, 2022	$545,956	$1,817	—	N/A
September 30, 2023	$513,528	$1,807	—	N/A
September 30, 2024	$252,772	$1,860	—	N/A

2020 Debt Securitization(9)
September 30, 2020	$189,000	$2,321	—	N/A

GBDC 3 2021 Debt Securitization(10)
September 30, 2024	$297,952	$1,860	—	N/A

GBDC 3 2022 Debt Securitization(11)
September 30, 2024	$236,836	$1,860	—	N/A

GBDC 3 2022 -2 Debt Securitization(12)
September 30, 2024	$225,000	$1,860	—	N/A

2024 Debt Securitization
September 30, 2025	$1,364,000	$1,802	—	N/A

Credit Facility(13)
September 30, 2016	$126,700	$2,488	—	N/A
September 30, 2017	$63,100	$2,852	—	N/A
September 30, 2018	$136,000	$2,695	—	N/A

MS Credit Facility(14)
September 30, 2018	$234,700	$2,695	—	N/A

MS Credit Facility II
September 30, 2019	$259,946	$2,203	—	N/A
September 30, 2020	$313,292	$2,321	—	N/A
September 30, 2021	$—	$2,000	—	N/A

JPM Credit Facility
September 30, 2021	$472,102	$2,000	—	N/A
September 30, 2022	$692,592	$1,817	—	N/A
September 30, 2023	$784,373	$1,807	—	N/A
September 30, 2024	$956,590	$1,860	—	N/A
September 30, 2025	$1,098,437	$1,802	—	N/A

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
WF Credit Facility(15)
September 30, 2019	$253,847	$2,203	—	N/A
September 30, 2020	$199,554	$2,321	—	N/A

DB Credit Facility(16)
September 30, 2019	$248,042	$2,203	—	N/A
September 30, 2020	$153,524	$2,321	—	N/A

GBDC 3 DB Credit Facility
September 30, 2024	$411,490	$1,860	—	$—

Adviser Revolver
September 30, 2016	$—	$2,488	—	N/A
September 30, 2017	$—	$2,852	—	N/A
September 30, 2018	$—	$2,695	—	N/A
September 30, 2019	$—	$2,203	—	N/A
September 30, 2020	$—	$2,321	—	N/A
September 30, 2021	$—	$2,000	—	N/A
September 30, 2022	$—	$1,817	—	N/A
September 30, 2023	$—	$1,807	—	N/A
September 30, 2024	$—	$1,860	—	N/A
September 30, 2025	$39,200	$1,802	—	N/A

SBA Debentures
September 30, 2016	$277,000	$2,488	—	N/A
September 30, 2017	$267,000	$2,852	—	N/A
September 30, 2018	$277,500	$2,695	—	N/A
September 30, 2019	$287,000	$2,203	—	N/A
September 30, 2020	$217,750	$2,321	—	N/A

2024 Notes(17)
September 30, 2021	$399,770	$2,000	—	$1,034
September 30, 2022	$502,131	$1,817	—	$996
September 30, 2023	$500,747	$1,807	—	$969

2026 Notes(18)
September 30, 2021	$398,927	$2,000	—	$1,004
September 30, 2022	$597,930	$1,817	—	$917
September 30, 2023	$598,461	$1,807	—	$867
September 30, 2024	$598,993	$1,860	—	$918
September 30, 2025	$599,524	$1,802	—	$965

2027 Notes(19)
September 30, 2021	$346,062	$2,000	—	$990
September 30, 2022	$346,794	$1,817	—	$888
September 30, 2023	$347,526	$1,807	—	$834
September 30, 2024	$348,260	$1,860	—	$891
September 30, 2025	$348,994	$1,802	—	$943

2028 Notes(20)
September 30, 2024	$460,642	$1,860	—	$1,034
September 30, 2025	$720,521	$1,802	—	$1,052

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)

2029 Notes (21)
September 30, 2024	$606,271	$1,860	—	$992
September 30, 2025	$756,102	$1,802	—	$1,005

Total Debt (22)
September 30, 2016	$587,700	$2,488	—	N/A
September 30, 2017	$514,100	$2,852	—	N/A
September 30, 2018	$626,683	$2,695	—	N/A
September 30, 2019	$1,837,402	$2,203	—	N/A
September 30, 2020	$1,805,948	$2,321	—	N/A
September 30, 2021	$2,569,228	$2,000	—	N/A
September 30, 2022	$3,093,603	$1,817	—	N/A
September 30, 2023	$3,133,332	$1,807	—	N/A
September 30, 2024	$4,624,791	$1,860	—	N/A
September 30, 2025	$4,926,778	$1,802	—	N/A

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
(7)2018 Debt Securitization refers to the $327.0 million term debt securitization that was completed on November 16, 2018, and redeemed on November 18, 2024.
(8)Represents $546,500 of outstanding GCIC 2018 Notes, that was originally completed December 13, 2018 and we assumed on September 19, 2019, in connection with the GCIC Merger, less the unamortized discount recognized on the assumption of the GCIC 2018 Debt Securitization in the GCIC Merger and redeemed on November 18, 2024.
(9)2020 Debt Securitization refers to the $330.4 million term debt securitization that we completed on August 26, 2020, and redeemed on August 26, 2021.
(10)Represents $298,000 of outstanding GBDC 3 2021 Notes, that was originally completed March 11, 2021 and we assumed on June 3, 2024 in connection with the GBDC 3 Merger, less the unamortized discount recognized on the assumption of the GBDC 3 2021 Debt Securitization in the GBDC 3 Merger and redeemed on November 18, 2024.
(11)Represents $401,800 of outstanding GBDC 3 2022 Notes, that was originally completed January 25, 2022 and we assumed on June 3, 2024 in connection with the GBDC 3 Merger, less the unamortized discount recognized on the assumption of the GBDC 3 2022 Debt Securitization in the GBDC 3 Merger and redeemed on August 1, 2025.
(12)Represents $386,600 of outstanding GBDC 3 2022-2 Notes, that was originally completed December 14, 2022 and we assumed on June 3, 2024 in connection with the GBDC 3 Merger, less the unamortized discount recognized on the assumption of the GBDC 3 2022-2 Debt Securitization in the GBDC 3 Merger and redeemed on December 16, 2024.
(13)Credit Facility refers to the amended and restated senior secured revolving credit facility with Wells Fargo Bank, N.A, originally entered into on July 21, 2011 and terminated on February 4, 2019.
(14)MS Credit Facility refers to the amended senior secured credit facility with Morgan Stanley Bank N.A, originally entered into on July 20, 2018 and terminated on November 16, 2018.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(15)WF Credit Facility refers to the senior secured revolving credit facility with Wells Fargo N.A, originally entered into on October 10, 2014 and terminated on February 12, 2021.
(16)DB Credit Facility refers to the senior secured revolving credit facility with Deutsche Bank AG, New York Branch originally entered into on December 31, 2018 and terminated on October 9, 2020.
(17)As of September 30, 2021, represents $400,000 outstanding of 2024 Notes less the unamortized discount recognized upon origination. As of and subsequent to September 30, 2022, represents $500,000 outstanding of 2024 Notes less the unamortized net discount recognized upon origination.
(18)As of September 30, 2021, represents $400,000 outstanding of 2026 Notes less the unamortized discount recognized upon origination. As of and subsequent to September 30, 2022, represents $600,000 outstanding of 2026 Notes less the unamortized net discount recognized upon origination.
(19)Represents $350,000 outstanding of 2027 Notes less the unamortized discount recognized upon origination.
(20)As of September 30, 2024, represents $450,000 outstanding of the 2028 Notes less the unamortized discount recognized upon origination. As of September 30, 2025, represents $700,000 outstanding of 2028 Notes less the unamortized discount recognized upon origination and an adjustment for the change in fair value of an effective hedge accounting relationship.
(21)As of September 30, 2024, represents $600,000 outstanding of the 2028 Notes less the unamortized discount recognized upon origination. As of September 30, 2025, represents $750,000 outstanding of 2029 Notes less the unamortized discount recognized upon origination and an adjustment for the change in fair value of an effective hedge accounting relationship.
(22)These amounts exclude the SBA Debentures pursuant to exemptive relief we received from the SEC on September 13, 2011. There were no SBA Debentures outstanding as of and subsequent to September 30, 2021.
Note 12. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Earnings available to stockholders	$376,646	$273,785	$258,631
Basic and diluted weighted average shares outstanding	265,999,341	201,260,961	170,324,784
Basic and diluted earnings per share	$1.42	$1.36	$1.52

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Common Stock Transactions
On October 6, 2023, the Company entered into the 2023 Equity Distribution Agreement, which provides that the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $288,043 in an “at the market offering,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”).
For the year ended September 30, 2025, the Company issued common stock under the ATM Program as follows:

	Total Number of Shares Issued	Average Offering Price per share	Gross Proceeds	Underwriting Fees/Offering Expenses	Approximate Dollar Value of Shares that May Yet be Issued Under the ATM Program
ATM Program	2,408,940	$15.79	$38,043	$609	$250,000
On August 1, 2025, the Board re-approved the Program to repurchase up to $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of September 30, 2025, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
For the year ended September 30, 2025, Wells Fargo Securities, LLC, as broker, had repurchased 2,900,808 shares of the Company’s common stock pursuant to the Program at an average price of $14.01 per share for an aggregate purchase price of approximately $40,631. As of September 30, 2025, the Company recorded a receivable for 200,000 shares repurchased at an average price of $13.74 per share for an aggregate purchase price of $2,748, which is included in other assets on the Consolidated Statements of Financial Condition.
For the year ended September 30, 2025, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2025	77,777	$14.53	$1,130	$144,062
April 1 - 30, 2025	2,285,299	13.97	31,918	112,144
May 1 - 31, 2025	158,199	14.27	2,258	109,886
June 1 - 30, 2025	11,200	14.29	160	109,726
September 1 - 30, 2025	368,333	14.02	5,165	144,835
Total	2,900,808	$14.01	$40,631	$144,835	*
*The Program was re-approved on August 1, 2025 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.

As of September 30, 2024, Wells Fargo Securities, LLC, as broker, had repurchased 331,928 shares of the Company’s common stock pursuant to the Program at an average price of $14.49 per share for an aggregate purchase price of approximately $4,809.
For the year ended September 30, 2024, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
August 1 - 31, 2024	322,528	$14.48	$4,672	$145,328
September 1 - 30, 2024	9,400	14.54	137	145,191
Total	331,928	$14.49	$4,809	$145,191	*

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
*The Program was re-approved on August 2, 2024 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.
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
Note 14. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2025, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the year ended September 30, 2025
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(1)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(2)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554
02/03/2025	03/03/2025	03/28/2025	$0.39	$89,334	1,001,354	$15,150
05/02/2025	06/13/2025	06/27/2025	$0.39	$87,755	—	$16,136	(3)
08/01/2025	09/15/2025	09/29/2025	$0.39	$87,238	—	$16,649	(4)
For the year ended September 30, 2024
11/17/2023	12/01/2023	12/15/2023	$0.07	$9,584	152,288	$2,287
11/17/2023	12/08/2023	12/29/2023	$0.37	$50,152	838,765	$12,599
02/02/2024	02/15/2024	03/15/2024	$0.07	$9,906	134,135	$2,035
01/16/2024	03/01/2024	03/29/2024	$0.39	$53,930	797,377	$12,599
04/19/2024	05/02/2024	06/21/2024	$0.39	$55,368	762,152	$11,524
05/03/2024	05/16/2024	06/14/2024	$0.06	$8,572	113,668	$1,718
06/02/2024	06/13/2024	06/27/2024	$0.05	$11,661	100,621	$1,521
06/02/2024	08/16/2024	09/13/2024	$0.05	$10,652	—	$2,563	(5)
08/02/2024	08/16/2024	09/13/2024	$0.05	$10,652	—	$2,563	(5)
08/02/2024	08/30/2024	09/27/2024	$0.39	$82,973	—	$20,099	(6)
For the year ended September 30, 2023
11/18/2022	12/09/2022	12/29/2022	$0.33	$47,245	—	$9,151	(7)
02/07/2023	03/03/2023	03/29/2023	$0.33	$43,548	—	$12,848	(8)
05/05/2023	06/02/2023	06/29/2023	$0.33	$44,518	—	$11,548	(9)
08/03/2023	08/18/2023	09/15/2023	$0.04	$5,495	—	$1,289	(10)
08/03/2023	09/01/2023	09/29/2023	$0.37	$50,659	—	$12,091	(11)

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
(4)In accordance with the Company's DRIP, 1,217,370 shares of the Company's stock were purchased in the open market at an average price of $13.68 and were allocated to stockholders of the Company participating in DRIP.
(5)In accordance with the Company's DRIP, 339,804 shares of the Company's stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(6)In accordance with the Company's DRIP, 1,330,990 shares of the Company's stock were purchased in the open market at an average price of $15.10 and were allocated to stockholders of the Company participating in DRIP.
(7)In accordance with the Company's DRIP, 689,422 shares of the Company's stock were purchased in the open market at an average price of $13.27 and were allocated to stockholders of the Company participating in DRIP.
(8)In accordance with the Company's DRIP, 959,844 shares of the Company's stock were purchased in the open market at an average price of $13.39 and were allocated to stockholders of the Company participating in DRIP.
(9)In accordance with the Company's DRIP, 854,808 shares of the Company's stock were purchased in the open market at an average price of $13.51 and were allocated to stockholders of the Company participating in DRIP.
(10)In accordance with the Company's DRIP, 90,264 shares of the Company's stock were purchased in the open market at an average price of $14.28 and were allocated to stockholders of the Company participating in DRIP.
(11)In accordance with the Company's DRIP, 824,353 shares of the Company's stock were purchased in the open market at an average price of $14.67 and were allocated to stockholders of the Company participating in DRIP.
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
On November 14, 2025, the Company’s Board declared a quarterly distribution of $0.39 per share payable on December 30, 2025 to holders of record as of December 12, 2025.
For the period of October 1, 2025 through November 18, 2025, Wells Fargo Securities, LLC, as broker, has repurchased 2,540,542 shares of the Company’s common stock pursuant to the Program (as defined in Note 2) for an aggregate purchase price of approximately $34,792 at an average price of $13.69 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 131
(2)	Financial Statement Schedules — None
(3)	Exhibits

2.1	Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of January 16, 2024. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on January 17, 2024).
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary, Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of April 11, 2024 (Incorporated by reference to Exhibit 4(b) filed with Amendment No. 1 to the Registrant’s Registration Statement on Form N-14 (File No. 333-277325), filed on April 12, 2024).
3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on September 4, 2019).
3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed February 18, 2022).
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K (File No. 814-00794), filed November 21, 2022.)
3.5	Certificate of Amendment to Certificate of Incorporation of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 25, 2025).
3.6	Second Amended and Restated Bylaws of Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on May 5, 2025).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).
4.6	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).
4.7	Description of securities.	*

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

4.8	Indenture, dated as of October 2, 2020, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 5, 2020).
4.9	Second Supplemental Indenture, dated as of February 24, 2021, related to the 2.500% Notes due 2026, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
814-00794), filed on February 24, 2021).
4.10	Form of 2.500% Notes due 2026. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. File No. 814-00794), filed on February 24, 2021).
4.11	Third Supplemental Indenture, dated as of August 3, 2021, relating to the 2.050% Notes due 2027, by and between Golub Capital BDC, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
4.12	Fourth Supplemental Indenture, dated as of December 5, 2023, relating to the 7.050% Notes due 2028, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on December 5, 2023).
4.13	Fifth Supplemental Indenture, dated as of February 1, 2024, relating to the 6.000% Notes due 2029, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 1, 2024).
4.14	Form of 2.050% Notes due 2027. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on August 3, 2021).
10.1	Fifth Amended and Restated Investment Advisory Agreement, dated as of June 3, 2024, by and between Golub Capital BDC, Inc. and GC Advisors, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 3, 2024).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.7	First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).
10.8	Second Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on June 16, 2022).
10.9	Third Amendment to Revolving Loan Agreement, dated as of June 11, 2024, by and between Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 13, 2024).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.10	Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 12, 2021).
10.11	Commitment Increase Agreement, dated as of October 14, 2021, by Signature Bank, as Increasing Lender, Wells Fargo Bank, National Association and Regions Bank, each as an Assuming Lender, in favor of the Company, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Facility. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on October 18, 2021).
10.12	Commitment Increase Agreement, dated as of November 23, 2021, by First National Bank of Pennsylvania, as Assuming Lender, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., CIBC Bank USA, and Sumitomo Mitsui Banking Corporation, each as an Increasing Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 24, 2021).
10.13	Amendment No. 1, dated as of November 19, 2021, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K/A (File No. 814-00794), filed on December 14, 2021).
10.14	Commitment Increase Agreement, dated as of December 17, 2021, by Comerica Bank, and Capital One, National Association, each as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 21, 2021).
10.15	Amendment No. 2, dated as of September 2, 2022, to Senior Secured Revolving Credit Agreement, dated as of February 11, 2021, as amended, by and among, Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 8, 2022).
10.16	Commitment Increase Agreement, dated as of September 16, 2022, by Santander Bank, N.A., as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on September 20, 2022).
10.17	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of February 11, 2021, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on March 20, 2023).
10.18	Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Golub Capital BDC, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto, dated June 7, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 13, 2024).

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

10.19	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 6, 2024, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on August 13, 2024).
10.20	Equity Distribution Agreement, dated as of October 6, 2023, by and among Golub Capital BDC, Inc. GC Advisors LLC, Golub Capital LLC, Keefe Bruyette & Woods, Inc. and Regions Securities LLC.
10.21	Amended and Restated Indenture dated as of November 18, 2024 between Golub Capital BDC CLO 8 LLC, as issuer, and The Bank of New York Mellon Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.22	Note Purchase Agreement dated as of November 18, 2024 between Golub Capital BDC CLO 8 LLC, as issuer, and Deutsche Bank Securities Inc., as initial purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.23	Amended and Restated Collateral Management Agreement dated as of November 18, 2024 between Golub Capital BDC CLO 8 LLC, as issuer, and GC Advisors LLC, as collateral manager.(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.24	Amended and Restated Master Loan Sale Agreement dated as of November 18, 2024 among Golub Capital BDC, Inc., as seller, Golub Capital BDC CLO 8 Depositor LLC, as intermediate seller, and Golub Capital BDC CLO 8 LLC, as buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.25	Commitment Increase Agreement, dated as of November 14, 2024, by BNP Paribas, as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of August 6, 2024, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on November 21, 2024).
10.26	First Amendment to the Equity Distribution Agreement, dated December 4, 2024, by and among Golub Capital BDC, Inc., GC Advisors LLC, Golub Capital LLC, Keefe, Bruyette & Woods, Inc. and Regions Securities LLC. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 6, 2024).
10.27	Commitment Increase Agreement, dated as of December 6, 2024, by Royal Bank of Canada, as an Assuming Lender, in favor of Golub Capital BDC, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent under the Senior Secured Revolving Credit Facility, dated as of August 6, 2024, as amended, among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on December 6, 2024).
10.28	Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 4, 2025, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on April 10, 2025).
10.29	Second Amendment to the Equity Distribution Agreement, dated May 16, 2025, by and among Golub Capital BDC, Inc., GC Advisors LLC, Golub Capital LLC, Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 16, 2025).
10.30	Fourth Amendment to Amended and Restated Revolving Loan Agreement dated as of June 13, 2025, by and between Golub Capital BDC Inc., as the borrower and GC Advisors LLC as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 16, 2025).
14.1	Code of Ethics of the Registrant and GC Advisors
14.2	Code of Ethics of GC Advisors LLC.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors)
21.1	List of Subsidiaries.	*
23.1	Consent of Ernst & Young LLP.	*
25.1	Statement of Eligibility of Trustee on From T-1. (Incorporated by reference to Exhibit 25.1 to the Registrant's Form 10-Q (File No. 814-00794), filed February 7, 2020.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 814-00794), filed on November 20, 2023).
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 18, 2025	By:	/s/ David B. Golub
Name: David B. Golub
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Golub	Chief Executive Officer and Chairman of the Board of Directors	November 18, 2025
David B. Golub	(Principal Executive Officer)

/s/ Christopher C. Ericson	Chief Financial Officer	November 18, 2025
Christopher C. Ericson	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Director	November 18, 2025
Lawrence E. Golub

/s/ John T. Baily	Director	November 18, 2025
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 18, 2025
Kenneth F. Bernstein

/s/ Lofton P. Holder	Director	November 18, 2025
Lofton P. Holder

/s/ Anita J. Rival	Director	November 18, 2025
Anita J. Rival

/s/ William M. Webster IV	Director	November 18, 2025
William M. Webster IV